Form 10-K
period 1993-12-31
FIRST UNITED CORP/MD/
filed 1994-03-31
CIK 763907

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993

[ ]  Transition Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
[No Fee Required]

For the transition period from                  to

Commission file number 0-14237

                            FIRST UNITED CORPORATION
             (Exact name of registrant as specified in its charter)

        Maryland                             52-138077 0
(State or other jurisdiction               (I.R.S. Employer
of incorporation or                        identification No.)

19 South Second Street
Oakland, Maryland                                21550
(Address of principal executive offices)      (Zip code)

Registrant's telephone number:  (301) 334-9471
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:

                           Common Stock, Par Value $.01 per share
                                              (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

   Yes   X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                                   -1-
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994:

Common Stock, $.01 Par Value - $146,363,528

   The number of shares outstanding of the registrant classes of common stock as of February 28, 1994.

Common Stock $.01 Par Value - 6,186,177 Shares

Documents Incorporated by Reference

   Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

   Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 26, 1994 are incorporated by reference into Part III.

Part I

Item 1. Business


FIRST UNITED CORPORATION


     First United Corporation (the "Corporation") is a multi-bank holding company with one non-bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1985. On July 1, 1985 the Corporation acquired all the outstanding stock of First United Interim National Bank, successor by merger of First United National Bank & Trust.

     On November 30, 1993, the Corporation merged with HomeTown
Bancorp, Inc. (and its subsidiary Myersville Bank). On that date, the Corporation issued up to 697,500 shares of its common stock in exchange for all of the outstanding shares of HomeTown Bancorp's common stock. On December 23, 1993, HomeTown Bancorp (the holding company) was dissolved resulting in Myersville Bank becoming a direct subsidiary of the Corporation. The consolidated financial statements of the Corporation give retroactive effect to the merger, which has been accounted for as a pooling of interests. Accordingly, the financial statements of the Corporation and Myersville Bank have been combined and are included in the consolidated financial statements of the Corporation for all periods presented.





                                   -2-

     First United National Bank & Trust, headquartered in Oakland, Maryland, First United Bank of West Virginia, N.A. headquartered in Piedmont, West Virginia, Myersville Bank, headquartered in
Myersville, Maryland, and Oakfirst Life Insurance Corporation, headquartered in Phoenix, Arizona, are the only operating subsidiaries of the Corporation.

FIRST UNITED NATIONAL BANK & TRUST

     First United National Bank & Trust is a national banking association chartered in 1900, and is a member of the Federal Reserve System. The deposits of First United National Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC).

     First United National Bank & Trust operates sixteen banking offices, six facilities in Garrett County, Maryland, nine in Allegany County, Maryland and one in Washington County, Maryland.
First United also operates a total of sixteen Automatic Teller
Machines (ATM's), seven of which are located in Garrett County, eight in Allegany County, and one in Washington County. First United National Bank & Trust provides a complete range of retail and commercial banking and trust services to a customerbase in Garrett, Allegany and Washington counties in Maryland and residents in neighboring counties in Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United National
Bank & Trust include checking, savings, NOW and Money Market
Deposit accounts,business loans, personal loans, mortgage loans, educational loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First
United National Bank & Trust provides a variety of insurance products such as annuities and home owner's insurance, and full brokerage services through a networking arrangement with PrimeVest
Financial Services, Inc., a full service broker-dealer.  First
United National Bank & Trust also provides safe deposit and night depository facilities, and a complete line of trust services. As of December 31, 1993, total market value of assets under the supervision of the Trust Department were approximately $110 million.



FIRST UNITED BANK OF WEST VIRGINIA, N.A.


     First United Bank of West Virginia, N.A. is a national banking association chartered in 1887, and is a member of the Federal
Reserve System.

The deposits of First United Bank of West Virginia, N.A. are also insured by the Federal Deposit Insurance Corporation.

                                   -3-
     First United Bank of West Virginia, N.A. operates four banking offices. Two are located in Mineral County, West Virginia, one is located in Hampshire County, West Virginia, and one in Hardy County, West Virginia. In addition, First United Bank of West Virginia, N.A. also operates three ATM's, one in each of Mineral, Hampshire and Hardy Counties. First United Bank of West
Virginia, N.A. provides a complete range of retail and commercial banking services to a customer base in Mineral, Hampshire and Hardy Counties, West Virginia and to residents in neighboring Garrett and Allegany Counties in Maryland. The customers in these geographical areas consist of individuals, businesses, and various governmental units. The services provided by the First United Bank of West Virginia, N.A. include checking, savings, NOW, and Money Market deposit accounts, business loans, personal loans, mortgage loans, educational loans, lines of credit, trust services, and a variety of insurance products such as annuities and home owner's insurance. First United Bank of West Virginia, N.A. also provides safe deposit and night depository facilities. First United Bank of West Virginia, N.A. opened a banking office in Romney, Hampshire County, and Moorefield, Hardy County, West Virginia during 1993.


MYERSVILLE BANK

     Myersville Bank is a commercial bank incorporated under the laws of the State of Maryland on October 26, 1898. The deposits of Myersville Bank are insured with the Federal Deposit Insurance Corporation. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Frederick County, Maryland, Washington County, Maryland, and neighboring areas. Myersville Bank has its main office in Myersville, Maryland, which is located in Frederick County. Myersville Bank also has branch offices in Smithburg, Maryland, and Hagerstown, Maryland which are located in Washington County.
In addition, Myersville Bank plans to open a banking office in Frederick City, Maryland in 1994.


     Myersville Bank provides a variety of products and services to individuals and businesses in its market area. Deposit accounts include savings, checking (including NOW and Super NOW), money market, Christmas Club and individual retirement accounts, as well as certificates of deposit. The lending products of Myersville
Bank include first and second mortgages, home equity loans, vehicle loans, personal loans and commercial loans including agribusiness loans. Myersville Bank also offers services such as automated teller machines, money orders, Visa cards, safe deposit boxes, direct deposit and banking by mail. Management emphasizes "hometown banking with the personal touch".



                                   -4-

     Historically, Myersville Bank has been a consumer-oriented institution that has made loans to individuals and small and medium-sized businesses. As part of its provision of services in the Frederick/Washington County market, Myersville Bank, in conjunction with its Community Reinvestment Act planning process and the local housing authority, has adopted policies and strategies which management believes have been helpful in determining both lending and deposit patterns. Analysis of this information permits the Board of Directors and senior management to ensure that potential borrowers are treated in a fair and nondiscriminatory manner and to promote services in all areas of Myersville Bank's market.


OAKFIRST LIFE INSURANCE CORPORATION


     Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by U.S. Life Credit Life Insurance Corporation on consumer loans made by First United National Bank & Trust. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of First United Corporation.


Competition

     The Corporation's banking subsidiaries, First United National Bank & Trust, First United Bank of West Virginia, N.A., and Myersville Bank, compete with various other national banking associations, state banks, branches of major regional banks, savings and loan associations, savings banks, and credit unions, as well as other financial service institutions such as insurance companies, brokerage firms and various other investment firms. In addition to this local competition, First United National Bank & Trust, First United Bank of West Virginia, N.A., and Myersville Bank also compete for banking business with institutions located outside the States of Maryland and West Virginia.


Supervision and Regulation of Banking Entities

     The Corporation is a registered bank holding company subject to regulation and examination by the board of governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares


                                   -5-
of any bank which is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for engaging or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.

     First United National Bank & Trust, and First United Bank of West Virginia, N.A. are federally insured national banking associations. The operation of both subsidiaries is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance
Corporation.  Myersville Bank is a federally insured state chartered bank.
It is subject to Federal and state laws applicable to commercial banks and to regulation by the Maryland State Banking
Commission and the Federal Deposit Insurance Corporation.  The
Corporation is examined regularly by the Federal Reserve Board, the national banking subsidiaries are periodically examined by the Office of the Comptroller of the Currency, while Myersville is examined by the State of Maryland and FDIC, and Oakfirst Life
Insurance Corporation is periodically examined by the Arizona
Department of Insurance.

     In accordance with Federal Reserve regulations, the Banks are limited as to the amount they may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulations. (See "Dividends" on page 28 of the Corporation's Annual Report to Shareholders.)


Governmental Monetary Policies and Economic Controls

     The earnings and growth of the banking industry and ultimately of First United National Bank & Trust, First United Bank of West
Virginia, N.A., and Myersville Bank are affected by the credit policies of monetary authorities, including the Federal Reserve
System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary


                                   -6-
policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

     In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary a fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.


Employees

     At December 31, 1993, the Corporation and its subsidiaries employed approximately 364 individuals of which 52 were officers, 223 were full time employees, and 89 part-time employees.


     At December 31, 1993, First United National Bank & Trust employed 291 individuals of which 38 were officers, 187 were full time employees, and 66 part-time employees.


     At December 31, 1993, First United Bank of West Virginia, N.A. employed 33 individuals of which 6 were officers, 15 were full time employees, and 12 part-time employees.

     At December 31, 1993, Myersville Bank employed 40 individuals of which 8 were officers, 21 were full-time employees, and 11 part-time employees.


Executive Officers

     Information concerning executive officers of the Corporation is contained on page 5 of the Proxy Statement of the Registrant for the annual meeting of its Shareholders.


Statistical Information

     The statistical information required in this section is incorporated herein by reference from the Corporation's Annual
Report to Shareholders for the year ended December 31, 1993 and from pages 15 through 26 of this Form 10-K.







                                   -7-
Item 2.  PROPERTIES


     The main office of the Corporation and First United National Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland and is owned by First United National Bank & Trust. First United National Bank & Trust also has sixteen branch offices, twelve of which are owned.

     First United Bank of West Virginia, N.A. maintains four offices located in West Virginia, two of which are owned. The main office in Piedmont, West Virginia occupies approximately 2,720 square feet.

     Myersville Bank is located at 207-09 Main Street, Myersville, Maryland. The Myersville property, as well as the branch offices in Smithburg, Maryland and in Hagerstown, Maryland, are owned in fee simple.

     The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1993, 1992 and 1991 was equal to $136,413, $71,598 and $56,284.



Item 3.  LEGAL PROCEEDINGS

     In the normal course of business, the Corporation and its subsidiaries may become subject from time to time to various claims and legal actions filed or threatened by customers and others arising in connection with regular business activities. However, no such claims are pending or, to management's knowledge, threatened as of the date here of.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of shareholders of the Corporation was held on November 18, 1993 to vote upon the acquisition by the Corporation of HomeTown Bancorp, Inc., the corporate parent of Myersville Bank. The transaction was approved by a vote of 2,567,151 in favor and 56,185 against, with 42,490 abstentions and non-votes. Pursuant to such shareholder vote, Paul Cox, Jr., Terry
L. Reiber and Tod Salisbury became directors of the Corporation. The transaction was consummated on November 30, 1993.







                                   -8-
PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


     Information on page 33 of the Annual Report to Shareholders for year ended December 31, 1993, is incorporated herein by reference with respect to the trading market and the prices for the Corporation Common Stock as well as the dividends paid thereon.
At such date, the number of shareholders of record thereof was 2,082. With respect to payment of dividends, reference is made to the discussion of certain bank regulatory requirements appearing under the caption "Corporate Financial Review" in the Corporation's 1993 Annual Report to Shareholders.



Item 6.  SELECTED FINANCIAL DATA


     Information required by this item is incorporated by reference from data appearing under the caption "Consolidated Five Year
Financial Highlights" on page 17 of the Corporation Annual Report to Shareholders for the year ended December 31, 1993.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Information required by this item is incorporated by reference from information appearing under the caption "Corporate Financial Review" on pages 10 through 17 of Corporation's Annual Report to Shareholders for the year ended December 31, 1993, and from pages 15 through 26 of this Form 10-K.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     Information required by this item is incorporated by reference from information appearing on pages 19 through 29 of the Corporation's Annual Report to Shareholders for the year ended
December 31, 1993.





                                   -9-
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to Directors of the Registrant is incorporated by reference from the definitive Proxy Statement of the Registrant from pages 2 through 4.



Executive Officers of the Registrant are:

  Name                           Position                       Age
Richard G. Stanton            Chairman of the Board             54
                              President and
                              Chief Executive Officer

Robert W.Kurtz                Executive Vice President          47
                              and Treasurer

William B. Grant              Executive Vice President          40
                              and Secretary



     William B. Grant, Executive Vice President and Secretary, is the son of Director Dr. B.L. Grant. No other family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Executive Officers.


     All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.



     Mr. Stanton has been President and CEO of First United Corporation since 1987, Chairman of the Board of First United Corporation since 1990 and First United National Bank & Trust since 1987.

     Mr. Kurtz has been Treasurer of First United Corporation since 1990, and Executive Vice-President of First United National Bank & Trust since 1987.




                                   -10-
     Mr. Grant has been Secretary of First United Corporation since 1990, and Executive Vice-President of First United National Bank & Trust since 1987.


OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT ARE:

     NAME                      POSITION                  AGE

Philip D. Frantz           Senior Vice President         33
                           and Controller

Benjamin W. Ridder         Senior Vice President         52
                           Director of Sales
                           and Training

L. Scott Rush              Senior Vice President         40


     Mr. Frantz has been Controller of First United Corporation since 1988, Vice President since 1990. He was appointed Senior
Vice President in 1993.



     Mr. Ridder and Mr. Rush have both been Senior Vice Presidents since 1987.



Item 11.  EXECUTIVE COMPENSATION



     Information required by item 11 is incorporated by reference from pages 5 and 6 of the definitive Proxy Statement of the Corporation for the annual meeting of Shareholders to be held on April 26, 1994.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT



     Information required by item 12 is incorporated by reference from pages 1 and 2 of the definitive Proxy Statement of the Corporation for the annual meeting of Shareholders to be held on April 26, 1994.



                                   -11-

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by item 13 is incorporated by reference from Note 14 on page 29 of the Corporation's Annual
Report to Shareholders. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.



Part IV.


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K



     (a) (1) and (2) List of Financial Statements:



     The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference in item 8:



     Consolidated Statements of Financial Condition -

          December 31, 1993 and 1992.

     Consolidated Statements of Income -

          Years ended December 31, 1993, 1992 and 1991.

     Consolidated Statements of Changes in Shareholders' Equity -

          Years ended December 31, 1993, 1992 and 1991.

     Consolidated Statements of Cash Flows -

          Years ended December 31, 1993, 1992 and 1991.

     Notes to Consolidated Financial Statements

     Report of Ernst & Young, Independent Auditors.




                                   -12-
     All other schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

 (3) Listing of Exhibits.

     (a)  3.2  - Articles of Incorporation of the Corporation,
                 filed herewith.

          3.1  - By-laws of the Corporation, filed herewith.

          10.1 - Employment contract of Terry L. Reiber, President and Chief Executive Officer of Myersville Bank and a Director of the Corporation, filed herewith.

          11.1 - Statement regarding recomputation of per share earnings incorporated by reference from the 1993
                 Annual Report to Shareholders, filed herewith.

          13.1 - 1993 Annual Report to Shareholders, filed herewith.

          21.1 - Subsidiaries of the Corporation incorporated by reference from the 1993 Annual Report to Shareholders, filed herewith.

          23.1 - Consent of independent accountants, filed herewith.

     (b) The Registrant filed one report on Form 8-K during the fourth quarter of 1993. The Form 8-K was filed December 15, 1993, as an Item 2 event, reporting the acquisition of HomeTown Bancorp, Inc.

     (c)  List of financial items attached:

          Consolidated Average Statements of Financial Condition and Ratios

          Consolidated Statements of Income

          Consolidated Statements of Average Rates Earned and Paid

          Interest Variance Analysis

          Investment Securities - Book Value

          Investment Securities - Weighted Rate by Maturity

          Investment Securities - Market Value

                                   -13-
          Investment Securities - Maturities

          Loan Distribution

          Summary of Loan Loss Experience

          Risk Elements of Loan Portfolio

          Loan Maturities and Sensitivity

          Time Certificates - $100,000 Maturities

     (d)  Financial Statement Schedules -- None Applicable or
          Required






































                                   -14-

CONSOLIDATED AVERAGE STATEMENTS OF FINANCIAL CONDITION & RATIOS
YEAR ENDED DECEMBER 31       1993           1992        1991
ASSETS (000'S)
                         -----------    ------------  ----------
U.S. TREASURY SECURITIES     $22,883       $20,557     $13,320
U.S. GOVERNMENT AGENCIES      34,820        35,701      30,376
STATE & MUNICIPAL SECURITIES   8,954        12,617      14,814
OTHER INVESTMENTS             15,859        16,039      18,322
FED FUNDS SOLD                 7,851         9,857      17,162
                          -----------  ------------- ----------
                                90,367      94,771      93,994
COMMERCIAL, FINANCIAL
  & AGRICULTURAL LOANS          43,874      45,319      46,566
REAL ESTATE - CONSTRUCTION       4,968       2,912       1,319
REAL ESTATE - MORTGAGE         210,810     189,253     177,766
INSTALLMENT                     49,152      52,288      57,907
                           -----------  ------------- ----------
  LOANS NET OF UNEARNED INCOME 308,804     289,772     283,558
                           -----------  ------------- ----------
     TOTAL EARNING ASSETS
                               399,171     384,543     377,552
                           -----------  ------------- ----------
ALLOWANCE FOR POSSIBLE LOSSES   (2,775)     (2,714)     (2,318)
OTHER ASSETS
                                25,875      24,336       22,676
                            ----------- ------------- ----------
     TOTAL ASSETS
                              $422,271     $406,165    $397,910
                            =========== ============= ==========
LIABILITIES & SHAREHOLDERS'S EQUITY
NON-INTEREST BEARING DEPOSITS  $36,054      $32,667     $31,548
INTEREST BEARING TRANSACTION
  ACCOUNTS                      87,538       79,722      71,120
  SAVINGS                       73,528       66,924      55,359
  TIME $100,000 OR MORE         17,093       19,568      22,038
  OTHER TIME                   154,863      158,945     172,995
                            -----------  ------------  ----------
     TOTAL DEPOSITS            369,076      357,826     353,060

OTHER LIABILITIES                6,455        5,676       5,723
                            ----------- -------------  ----------
     TOTAL LIABILITIES          375,531      363,502     358,783
SHAREHOLDERS' EQUITY            46,740       42,663      39,127
                            ----------- -------------  ----------
TOTAL LIABILITIES &
  SHAREHOLDERS' EQUITY        $422,271     $406,165    $397,910
                            =========== =============  ==========






                                   -15-

RATIOS
                            1993          1992           1991
                        -----------   -------------    ----------
AVERAGE EQUITY TO
  AVERAGE TOTAL ASSETS     11.07%         10.50%         9.83%
RETURN ON ASSETS            1.42%          1.53%         1.33%
RETURN ON EQUITY           12.86%         14.54%        13.57%
DIVIDEND PAYOUT RATIO      37.26%         33.91%        44.90%

CAPITAL SCHEDULE

                FIRST      FIRST    MYERSVILLE  FIRST    REGULATION
                UNITED     UNITED      BANK    UNITED   REQUIREMENT
             CORPORATION   NATIONAL            BANK OF
                            BANK &              WEST
                            TRUST              VIRGINIA


TOTAL CAPITAL       9.71%    10.45%    11.43%     8.45%      6.00%
PRIMARY CAPITAL    10.37%    10.90%    11.90%     8.95%      5.50%
RISK-BASED CAPITAL 18.88%    17.30%    17.52%    13.83%      8.00%
































                                   -16-
CONSOLIDATED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31,
(000'S except per share data)         1993        1992        1991
                               ------------ ------------ ----------
TOTAL INTEREST & FEES ON LOANS       27,712      28,385     30,856
                              ------------- ------------ ---------
INTEREST ON TAXABLE
  INVESTMENT SECURITIES               3,929        5,155     5,511
INTEREST ON NON-TAX
  INVESTMENT SECURITIES                 583          973     1,167
INTEREST ON FED FUNDS SOLD              260          468     1,104
                              -------------  -----------   -------
     TOTAL INTEREST INCOME           32,484       34,981    38,638
                              -------------  ----------- ---------
INTEREST EXPENSE:
INTEREST ON DEPOSITS:
  SAVINGS                             1,983        2,496     2,757
INTEREST BEARING TRANSACTION
  ACCOUNTS                            2,115        2,846     3,463
TIME $100,000 OR MORE                   445          757     1,677
OTHER TIME                            6,813        8,735    12,411
                               ------------   ----------- --------
  TOTAL INTEREST ON DEPOSITS         11,356       14,834    20,308
                               ------------   ----------- --------

NET INTEREST INCOME                  21,128       20,147    18,330
PROVISION FOR POSSIBLE CREDIT LOSSES    269          719       952
                              -------------   ----------- --------
NET INTEREST INCOME AFTER            20,859       19,428    17,378
                              -------------   ----------- --------
PROVISION FOR POSSIBLE CREDIT LOSSES
 OTHER INCOME                        3,460         2,731    2,670
INVESTMENT SECURITY GAINS (LOSSES)      28            19        4
OTHER EXPENSE                       15,158        13,058   12,386
                             -------------    ----------- --------
INCOME BEFORE TAXES                  9,189         9,120    7,666
APPLICABLE INCOME TAX                3,177         2,918    2,356
                             -------------    ----------- --------
NET INCOME                           6,012         6,202    5,310
                             =============    =========== ========
PER COMMON SHARE:
  NET INCOME                         $0.97         $1.01    $0.86
                             =============    =========== ========
  DIVIDENDS PER SHARE (1)            $0.47         $0.34    $0.39
                             =============    =========== ========
NOTE:  1)  PER SHARE AMOUNTS HAVE BEEN RESTATED FOR STOCK SPLITS
           AND DIVIDENDS INCLUDING A 50% STOCK DIVIDEND EFFECTED IN THE FORM OF A 3-2 SPLIT PAID ON FEBRUARY 8, 1994.

FOR THE PURPOSE OF THESE COMPUTATIONS, NONACCRUING LOANS ARE
INCLUDED IN THE DAILY AVERAGE LOAN AMOUNTS OUTSTANDING.

                                   -17-
     Following is a chart that illustrates the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.

     AVERAGE RATES EARNED:            (TAXABLE EQUIVALENT)
YEAR ENDED DECEMBER 31              1993         1992       1991
                                 ----------    --------   --------
AVERAGE RATES EARNED:
LOANS NET OF UNEARNED INCOME       8.97%        9.80%        10.88%
TAXABLE INVESTMENT SECURITIES      5.34%        7.13%         8.89%
NON TAXABLE INVESTMENT SECURITIES  9.89%       11.72%        11.97%
FED FUNDS SOLD                     3.31%        4.75%         6.43%
                              ------------  ----------   ----------
     TOTAL EARNING ASSETS          8.21%        9.23%        10.39%
                              ============  ==========   ==========
AVERAGE RATES PAID:
INTEREST BEARING TRANSACTION
  ACCOUNTS                         2.42%       3.57%         4.87%
SAVINGS                            2.70%       4.25%         4.98%
TIME $100,000 OR MORE              4.40%       5.50%         5.63%
TIME DEPOSITS                      2.60%       3.87%         7.61%
                             ------------   ----------   ---------
    TOTAL INTEREST BEARING
     DEPOSITS                      3.41%       4.56%        6.32%

                             -----------    ----------   ---------
     TOTAL INTEREST BEARING
     LIABILITIES                  3.41%        4.56%        6.32%
                             ===========    ==========   =========
     NET YIELD ON EARNING
     ASSETS                       5.37%        5.37%        5.02%
                             ===========    ==========   =========




















                                   -18-

     The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                  INTEREST VARIANCE ANALYSIS

ALL AMOUNTS IN (000's)
                       1993 COMPARED TO        1992 COMPARED TO
                       1992 INCREASE           1991 INCREASE
                       (DECREASE) DUE TO       (DECREASE) DUE TO

                   VOLUME     RATE     NET   VOLUME  RATE   NET

INTEREST INCOME:

LOANS               $1,865  ($2,538)  ($673) $676 ($3,147) ($2,471)
TAXABLE INVESTMENTS   (87)   (1,139) (1,226)  914  (1,270)    (356)
NON-TAXABLE INVEST.  (429)       39    (390) (263)     69     (194)
FED FUNDS SOLD        (95)     (113)   (208) (469)   (167)    (636)
                 --------- --------- ------- ------ ------- -------

TOTAL INT. INCOME  $1,254   ($3,751)($2,497) $858 ($4,515) ($3,657)
                 ========= ========= ======= ====== ====== ========


INTEREST EXPENSE:
INTEREST BEARING
  TRANSACTION ACCT.  121      (852)   (731)    54    (671)   (617)
SAVINGS              281      (794)   (513)   575    (836)   (261)
TIME DEPOSITS        349    (2,583) (2,234)(1,193) (3,403) (4,596)
                 --------  -------- ------- ------ ------- -------
TOTAL DEPOSITS       751    (4,229) (3,478)  (564) (4,910) (5,474)

TOTAL INT. EXPENSE  $751   ($4,229)($3,478) ($564)($4,910)($5,474)
                 ========  ======== ======= ====== ======= =======
NET INT. INCOME     $503      $478    $981 $1,422    $395  $1,817
                 ========  ======== ======= ====== ======= =======


NOTE: THE CHANGE IN INTEREST DUE TO BOTH VOLUME AND RATE HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE
RELATIONSHIP TO THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH.

FOR THE PURPOSE OF THESE COMPUTATIONS, NONACCRUING LOANS ARE
INCLUDED IN THE DAILY AVERAGE LOAN AMOUNTS OUTSTANDING.







                                   -19-
     The following table shows the Corporation's Investment
Security maturity distribution for the period ending December 31, 1993.
                              INVESTMENT SECURITIES - BOOK VALUE
ALL AMOUNTS IN (000's)

                               MATURING MATURING
                                AFTER    AFTER
                               ONE BUT  FIVE BUT  MATURING
                     MATURING   WITHIN   WITHIN    AFTER
                      WITHIN     FIVE     TEN       TEN
                     ONE YEAR   YEARS    YEARS     YEARS   TOTAL


U.S. TREASURY         $10,386   $13,081     $0      $0    $23,467
U.S. GOVERNMENT
  AGENCIES             15,514    17,751      0      50     33,315
STATE & POLITICAL
  SUBDIVISIONS          2,426     3,984  1,508     620      8,838
OTHER SECURITIES        1,869     8,541  2,038   3,763     16,211

                     ---------------------------------------------
   TOTAL              $30,195   $43,357  $3,546  $4,433    $81,831
                     =============================================


     The following table shows the weighted average interest rates on a tax equivalent basis assuming a tax rate of 34% for the Company's Investment Securities for the period ending December 31, 1993.
                                    INVESTMENT SECURITIES
                                  Weighted Rate By Maturity

                                 MATURING  MATURING
                       MATURING  AFTER ONE  AFTER  MATURING
                        WITHIN     BUT       FIVE    AFTER
                       ONE YEAR   WITHIN     BUT      TEN
                                   FIVE     WITHIN   YEARS
                                  YEARS    TEN YEARS         TOTAL


U.S. TREASURY          5.00%      4.10%       0%       0%    4.50%
U.S. GOVERNMENT
  AGENCIES             4.47%      5.51%       0%    7.33%    5.03%
STATE & POLITICAL
  SUBDIVISIONS        10.78%      8.69%    6.81%    8.38%    8.93%
OTHER SECURITIES       3.03%      5.08%    6.50%    5.74%    5.18%
                     -------    -------  -------  -------   ------
    TOTAL              5.07%     5.29%     6.63%    6.13%    5.32%
                     =======    =======  =======  =======   ======



                                   -20-
     The following table sets forth the carrying amount and the market value of the Corporation's investment securities at the dates indicated.


                             INVESTMENT SECURITIES - MARKET VALUE
ALL AMOUNTS IN (000's)
                       1993              1992             1991
                    BOOK    MARKET    BOOK  MARKET   BOOK   MARKET
                    ------------      ------------   -------------
U.S. TREASURY      $23,467 $23,508  $22,565 $22,832 $11,731 $11,991
U.S. GOVERNMENTAL
  AGENCY            33,315  33,711   34,498  35,049  33,303  34,290
STATE & POLITICAL
  SUBDIVISIONS       8,538   8,789   10,967  11,830  13,557  14,154
OTHER SECURITIES    16,211  16,291   14,218  14,861  20,162  19,216
                   ------- -------  -------  ------  ------ -------
 TOTAL             $81,531 $82,299  $82,248 $84,572 $78,753 $79,651
                   ======= =======  ======= ======= ======= =======

     As of December 31, 1993, there were no issues under the captions "State and Political Subdivisions" or "Other
Securities" that exceeded 10.0% of total Shareholders' Equity.






























                                   -21-
     Following is a table that shows the Corporation's loan distribution at the end of each of the last five years.

                                         LOAN DISTRIBUTION
                                            DECEMBER 31,
ALL AMOUNTS IN (000's)    1993     1992      1991    1990   1989
                       ---------- -------- -------- ------ -------
COMMERCIAL, FINANCIAL AND
  AGRICULTURAL          $38,351  $48,295  $46,666  $46,524  $44,248
REAL ESTATE -
  CONSTRUCTION           10,902    4,568    2,118    1,798    4,218
REAL ESTATE -
  MORTGAGE              220,228  198,659  173,364  175,206  163,239

INSTALLMENT              47,301   50,939   61,940   64,065   70,265
                       --------  -------  -------- -------  -------
    TOTAL              $316,782 $302,461 $284,088 $287,593 $281,970
                       ======== ======== ======== ======== ========

                                      LOAN DISTRIBUTION (%)
                                            DECEMBER 31,
                            1993     1992   1991   1990   1989
                         --------  ------- ------ -----   -----
COMMERCIAL, FINANCIAL AND
  AGRICULTURAL            12.11%   15.97%  16.43%  16.18%  15.69%
REAL ESTATE-CONSTRUCTION   3.44%    1.51%   0.75%   0.62%   1.50%
REAL ESTATE - MORTGAGE    69.52%   65.68%  61.02%  60.92%  57.89%
INSTALLMENT               14.93%   16.84%  21.80%  22.28%  24.92%
                       ---------- -------- ------ ------- -------
     TOTAL               100.00%  100.00% 100.00% 100.00% 100.00%
                       ========== ======== ====== ======= =======






















                                   -22-

     Below is a chart that gives the summary of the loan loss experience for the years ended December 31, 1993, 1992, 1991, 1990, 1989.
                           SUMMARY OF LOAN LOSS EXPERIENCE
                                  YEAR ENDED DECEMBER 31,
ALL AMOUNTS IN (000's)
                        1993    1992    1991    1990     1989
                       ------  ------- ------- -------- -------
BALANCE AT BEGINNING   $2,798  $2,572  $2,527   $2,033   $1,914
LOANS CHARGED OFF:
  COMMERCIAL, FINANCIAL,
  & AGRICULTURAL         469       53     250      465       43
  REAL ESTATE-CONSTRUCTION
  REAL ESTATE-MORTGAGE   359      359     276      244      336
  INSTALLMENT            264      349     588      606      612
                     ---------- ------- ------- ------- -------
     TOTAL LOAN        1,092      761   1,114    1,315      991
     CHARGED OFF

RECOVERIES OF LOANS:
  COMMERCIAL, FINANCIAL,
  & AGRICULTURAL         135      87       50       13        17
  REAL ESTATE - CONSTRUCTION
  REAL ESTATE-MORTGAGE    97      79       60       76       129
  INSTALLMENT             99     102       97      106       105
                     --------   ------  -----   ------  --------
     TOTAL LOANS         331     268      207      195       251
     RECOVERED       --------   ------  -----   ------  --------
NET LOANS CHARGED OFF    761     493      907    1,120       740
                     --------   ------  -----   ------  --------
PROVISIONS CHARGED TO    269     719      952    1,614       859
OPERATIONS           --------   ------ ------   ------  --------

BALANCE AT END OF     $2,306  $2,798   $2,572   $2,527    $2,033
PERIOD               ======== ======= =======  =======   =======

LOANS NET OF UNEARNED INCOME
  AT END OF PERIOD $316,782 $302,461 $284,088 $287,593  $281,970
                   ======== ======== ======== ========  ========
DAILY AVG. AMOUNT  $308,804 $289,772 $283,558 $285,051  $277,978
OF LOANS          ========= ======== ======== ========  ========

ALLOWANCE FOR POSSIBLE LOAN LOSSES TO LOANS
  OUTSTANDING        0.73%     0.93%   0.91%    0.88%     0.72%
                  ========= ======== ======== =======   =======

NET CHARGE OFFS TO AVERAGE
  LOANS OUTSTANDING  0.25%    0.17%   0.32%    0.39%     0.27%
                  ========= ======== ======== =======   =======




                                   -23-
                      RISK ELEMENTS OF LOAN PORTFOLIO
                               DECEMBER 31,
ALL AMOUNT IN (000's)
                         1993      1992     1991    1990    1989

NON-ACCRUAL LOANS      $  438   $ 2,337  $ 3,155  $ 2,067  $   230

ACCRUING LOANS PAST
  DUE 90 DAYS OR MORE   1,243       463      887      652      591

RESTRUCTURED LOANS       NONE     1,530     NONE     NONE     NONE

Information with respect to non-accrual loans at December 31, 1993 and December 31, 1992 is as follows:

                                       1993        1992


NON-ACCRUAL LOANS                    $    438   $  2,337

INTEREST INCOME THAT WOULD
  HAVE BEEN RECORDED UNDER
  ORIGINAL TERMS:                         132        231
INTEREST INCOME RECORDED DURING
  THE PERIOD:                        $      5   $     13

     It is the policy of the Corporation to place a loan on non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current or it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt.
At December 31, 1993 $438,000 of non-accrual loans were secured by collateral with an estimated value of $317,000. The amount listed above under restructured loans in 1993 is also included in the non-accrual loans total in 1993.

POTENTIAL PROBLEM LOANS

     At December 31, 1993, the Corporation had $1.9 million in loans for which payments are presently current, but the borrowers are experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

     As of December 31, 1993, the Corporation had no large loan concentrations in any one category.

                                   -24-
     Management analyzes the reserve for loan losses on a monthly basis. Those factors considered in determining the adequacy of the reserve include specific identification of known risk loans, adequacy of collateral on specific past-due, non-accrual, and restructured loans, past experience, the ratio of the reserve to net loans and current and anticipated economic conditions affecting the area we serve.

     Management does not allocate the reserve for loan loss by type of loan. Instead, both performing and non-performing loans are reviewed periodically to identify high risk assets and their potential impact upon the reserve. Based on all information known to date, management does not expect significant increases in the level of net losses as a percentage of average loans in 1993 as compared to prior years.

     Following is a table that shows the maturity of loans as of December 31,
1993.
                              DECEMBER 31, 1993

ALL AMOUNTS IN (000's)
  MATURITIES & RATE                MATURING
  SENSITIVITY          MATURING    AFTER ONE     MATURING
  OF THE               WITHIN      BUT WITHIN    AFTER FIVE
  LOAN PORTFOLIO       ONE YEAR    FIVE YEARS    YEARS        TOTAL

COMMERCIAL, FINANCIAL
  & AGRICULTURAL       $ 25,824    $  8,893      $  3,634   $38,351

REAL ESTATE -
  CONSTRUCTION                       10,902                  10,902

REAL ESTATE-MORTGAGE     45,665      39,709       134,854   220,228

INSTALLMENT              16,306      29,870         1,125    47,301

  TOTAL                $ 87,795    $ 89,374      $139,613  $316,782


             CLASSIFIED BY SENSITIVITY TO CHANGES IN INTEREST RATES

FIXED INTEREST RATE
  LOANS............    $ 81,562    $ 61,536      $ 33,620  $176,718

ADJUSTABLE INTEREST
  RATE LOANS......        6,233      27,838       105,993   140,064

TOTAL.............     $ 87,795    $ 89,374      $139,613  $316,782




                                   -25-
Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1993, and December 1992 are summarized.

                              TIME CERTIFICATES OVER $100,000

ALL AMOUNTS IN (000's)
MATURING:                         1993           1992

THREE MONTHS OR LESS           $  6,223        $  5,174

THREE TO SIX MONTHS               6,288           4,101

SIX TO TWELVE MONTHS              7,329           8,612

OVER TWELVE MONTHS                2,197           1,351

  TOTAL                        $ 22,037        $ 19,238

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST UNITED CORPORATION

                              By /s/__________________________

                              Richard G. Stanton
                              President and CEO
                              March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March
30, 1994.

/s/_________________________       President and CEO
Richard G. Stanton                 (Principal Executive Officer)

/s/_________________________       Treasurer
Robert W. Kurtz                    (Principal Financial & Accounting Officer)

Directors:

/s/_________________________       /s/____________________________
David J. Beachy                    B. L. Grant

/s/_________________________      /s/_____________________________
Horace P. Whitworth               Andrew E. Mance



                                   -26-



/s/_________________________     /s/_____________________________
Donald M. Browning               Donald E. Moran


/s/_________________________    /s/______________________________
John L. Conway                  Terry L. Reiber

/s/_________________________   /s/_______________________________
James F. Scarpelli, Sr.        Richard G. Stanton

/s/________________________    /s/________________________________
Robert W. Kurtz                Rex W. Burton

/s/________________________   /s/_________________________________
Karen F. Spiker               I. Robert Rudy


/s/________________________   /s/________________________________
Tod P. Salisbury              Paul Cox, Jr.




EXHIBIT 3.1



                BY-LAWS OF FIRST UNITED CORPORATION

             ORGANIZED UNDER MARYLAND CORPORATION LAWS

                             Article 1

                         CORPORATE OFFICE

     SECTION 1.1 - The corporation shall have and continuously

maintain in Maryland a registered office located in Oakland,

Maryland, at its place of business at an address to be designated from time to time by the Board of Directors.









                                   -27-
     SECTION 1.2 - The corporation may also have offices in such other places as the Board of Directors may from time to time designate or the business of the corporation may require.



                             Article 2

                       STOCKHOLDERS MEETINGS



     SECTION 2.1 - All meetings of the stockholders shall be held at such time and place as may be fixed from time to time by the

Board of Directors.  The President of the Corporation shall preside at meetings of stockholders, and in his absence the Chairman of the

Board shall preside, or in his absence, the Executive Officer of the bank shall preside, or the Board of Directors may designate any

Director to preside.

     SECTION 2.2 - The annual meeting of the stockholders shall be held on the third Tuesday in April in each year, or on any other date so designated, at a time to be set by the Board of Directors when they shall elect a Board of Directors and transact such other business as may properly be brought before the meeting.



     SECTION 2.3 - Special meetings of the stockholders may be

called at any time by the Board of Directors or by any three or more stockholders owning in the aggregate not less than 25% of the votes which all stockholders are entitled to cast at the particular meeting.




                                   -28-
     If a request for a special meeting is made by stockholders, it shall state the purpose of the meeting and the matters proposed to be acted on at it and the Secretary shall inform the stockholders making the request of the reasonable estimated cost of preparing and mailing a notice of the meeting, and upon payment of these costs, the Secretary shall notify each stockholder entitled to notice of the meeting.

     Furthermore, unless requested by stockholders entitled to cast a majority of all votes entitled to be cast at the meeting, a special meeting need not be called to consider any matter which is substantially the same as the matter voted on at any special meeting of the stockholders held during the preceding 12 months.

     SECTION 2.4 - Written notice of all meetings other than

adjourned meetings of stockholders, stating the place, date and hour, and, in case of special meetings of stockholders and meetings where notice of the purpose is required by law, the purpose thereof shall be personally delivered to the stockholder, left at the residence or usual place of business of the stockholder, or mailed to his address as it appears on the records of the corporation, not less than ten nor more than ninety days before such meeting, unless a different period of notice is required by statute.


                             Article 3

                      QUORUM OF STOCKHOLDERS

     SECTION 3.1 - The presence, in person or by proxy of

stockholders entitled to cast a majority of the votes entitled to



                                   -29-
be cast at the meeting shall constitute a quorum, and unless otherwise provided by statute or the Articles of Incorporation, a majority of all the votes cast at a meeting where a quorum is present is sufficient to approve any matter which properly comes before the meeting.


                             Article 4

                           VOTING RIGHTS

     SECTION 4.1 - Except as may be otherwise provided by statute or by the Articles of Incorporation, at every stockholders meeting,

every stockholder entitled to vote thereat shall have the right to one vote for every share having voting power standing in his name on the books of the corporation on the record date fixed for the meeting.

     In all elections of Directors, each stockholder shall have the right to vote the number of shares owned by him or her for as many persons as there are Directors to be elected, or to distribute them among as many candidates as he or she shall desire.  There shall be no cumulative voting rights granted.



                             Article 5

                              PROXIES

     SECTION 5.1 - Every stockholder entitled to vote a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy.  Every proxy shall be executed in



                                   -30-
writing by the stockholder of his duly authorized attorney-in-fact and filed with the Secretary of the corporation.  A proxy, unless coupled with an interest, shall be revocable at will, notwith-

standing any other agreement or any provision in the proxy to the contrary, but the revocation of a proxy shall not be effective until notice thereof has been given to the Secretary of the

corporation.

     No unrevoked proxy shall be valid after eleven months from the date of its execution, unless a longer time is expressly provided therein.  A proxy shall not be revoked by the death or incapacity of the maker, unless before the vote is counted or the authority is exercised, written notice of such death or incapacity is given to the Secretary of the corporation.  Proxies shall be valid only for one meeting to be specified therein, and any adjournments of such meeting.  Proxies shall be dated and shall be filed with the records of the meeting.


                             Article 6

                            RECORD DATE

     SECTION 6.1 - The Board of Directors may fix a time, not more than ninety days prior to the date of any meeting of stockholders,

of the date fixed for the payment of any dividend or distribution,

or the date for the allotment of rights, or the date when any change or conversion or exchange of shares will be made or go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting, or



                                   -31-
entitled to receive payment of any such dividend or distribution,

or to receive any such allotment of rights, or to exercise the rights in respect to any such change, conversion or exchange of shares.

     In such case, only such stockholders who shall be stockholders of record on the date so fixed shall be entitled to notice of, or to vote at, such meetings or to receive payment of such dividend or to receive such allotment of rights or to exercise such rights, as the case may be, notwithstanding any transfer of any shares of the books of the corporation after any record date fixed as aforesaid.

     The Board of Directors may close the books of the corporation against transfers of shares for a period not longer than twenty days, or longer when required by law or ruling of regulatory authorities.  While the stock transfer books of the corporation are closed, no transfer of shares shall be made thereon.


                             Article 7

                           VOTING LISTS

     SECTION 7.1 - The officer or agent having charge of the

transfer books or shares of the corporation shall make before each meeting of stockholders, a complete alphabetical list of the stockholders entitled to vote at the meeting, with their addresses and the number of shares held by each, which list shall be kept on file at the registered office or principal place of business of the corporation and shall be subject to inspection by those

stockholders who are allowed to inspect such records under the laws of Maryland.

                                   -32-
     The original transfer book for shares of stock of the

corporation, or a duplicate thereof kept in this State shall be prima facie evidence as to who are the stockholders entitled to exercise the rights of a stockholder.



                             Article 8

                        JUDGES OF ELECTION

     SECTION 8.1 - In advance of any meeting of stockholders, the

Board of Directors may appoint judges of election, who need not be stockholders, to act at such meeting or any adjournment thereof.

If judges of election are not so appointed, the Chairman of any such meeting may, and on the request of any stockholder of his proxy shall make such appointment at the meeting.  The number of judges shall be one or three.  If appointed at a meeting on the request of one or more stockholders or proxies, the majority of shares present and entitled to vote shall determine whether one or three judges are to be appointed.  No person who is a candidate for office shall act as a judge.

     The judges of election shall do all such acts as may be proper to conduct the election or vote, and such other duties as may be prescribed by statute, with fairness to all stockholders, and if requested by the Chairman of the meeting, or any stockholder  or his proxy, shall make a written report of any matter determined by them and execute a certificate of any fact found by them.  If there are three judges of election, the decision, act or certificate of a majority shall be the decision, act or certificate of all.


                                   -33-
                             Article 9

                             DIRECTORS

     SECTION 9.1 - The number of Directors that shall constitute the entire Board of Directors shall be not less than three nor more than twenty-five, the exact number to be fixed and determined from time to time by resolution of a majority of the full Board of

Directors or by resolution of the stockholders at any annual or special meeting thereof.  The Directors shall be natural persons of full age, stockholders of the corporation, and need not be

residents of Maryland.

     SECTION 9.2 - Director Retirement - All future members of the elected Board of Directors, specifically excluding all present members who were serving as of May 13, 1975 as Directors of First

United National Bank & Trust, and excluding Messrs. John L. Conway,

Clay E. Durrett, Robert A. Reinhard and James F. Scarpelli, shall be subject to the following policy:

     1.  No Director will stand for re-election on the date of the annual meeting of stockholders of the year in which he or she reaches the age of seventy, or five years after the date of

retirement from his or her primary business or professional

relationship, whichever comes first.


     2.  Upon the effective date of retirement of any member, he or she shall become a non-voting honorary member of the Board for a period of two years with the full privilege of participation in the discussion of the Board.  Said member shall be paid the regular

Director's fee for each meeting attended.

                                   -34-
     3.  Nothing in the foregoing statement of policy shall be

considered as restricting to any degree the voting of stock by a stockholder.  A stockholder shall have complete freedom to vote stock which stands in his or her name (either as an individual or as a fiduciary) in favor of himself or herself as a Director or for whomsoever he or she pleases.

     SECTION 9.3 - Between annual meetings of stockholders, the

Board of Directors may increase the number of Directors subject to the limit set forth in Section 9.1.  At each annual meeting of stockholders after 1985, successors to the Directors shall be elected in accordance with provisions stated in Section 9.1.


                            Article 10

                  VACANCIES ON BOARD OF DIRECTORS

     SECTION 10.1 - Any vacancies occurring in the Board of

Directors shall be filled, in accordance with the laws of the State of Maryland, by appointment by the remaining Directors, and any

Director so appointed shall hold office until the next election.


                            Article 11

               NOMINATIONS FOR ELECTION OF DIRECTORS

     SECTION 11.1 - Nominations to the Board of Directors may be

made by the Board of Directors or by any stockholder of any

outstanding class of capital stock of the corporation entitled to vote for the election of Directors.  Nominations, other than these made by or on behalf of the existing management of the corporation,




                                   -35-
shall be made in writing and shall be delivered or mailed to the

President of the corporation and to any regulatory authority of the

State of Maryland or of the United States as required by law, not less than fourteen days nor more than fifty days prior to any meeting of stockholders called for the election of Directors,

provided however, that if less than twenty-one days' notice of the meeting is given to stockholders, such nominations shall be mailed or delivered to the President of the corporation and to the proper regulatory authority as required by law not later than the close of business on the seventh day following the day on which the notice of the meeting was mailed.  Such notification shall contain the following information to the extent known to the notifying stock-

holder:  (a) the name and address of each proposed nominee;  (b)

the principal occupation of each proposed nominee; (c) the total number of shares of capital stock of the corporation that will be voted for each proposed nominee;  (d) the name and address of the notifying stockholder; and  (e) the number of shares of capital stock of the corporation owned by the notifying stockholder.

Nominations not made in accordance herewith may, in his or her discretion, be disregarded by the Chairman of the meeting, and upon his or her instructions, the vote tellers may disregard all votes cast for each nominee.


                            Article 12

                   POWERS OF BOARD OF DIRECTORS

     SECTION 12.1 - The business and affairs of the corporation shall be managed under the direction of its Board of Directors,

                                   -36-
which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the

Articles of Incorporation or by these By-Laws directed or required to be exercised and done by the stockholders.

     SECTION 12.2 - The Board of Directors shall have the power and authority to appoint an Executive Committee and such other

committees as may be deemed necessary by the Board of Directors for the efficient operation of the corporation.

     The Executive Committee shall consist of the Chairman of the

Board, if any, the President, and such other Directors as may be determined by the Board.  The Executive Committee shall meet at such time as may be fixed by the Board of Directors, or upon call of the Chairman of the Board or the President.  A majority of members of the Executive Committee shall have and exercise the authority of the Board of Directors in the intervals between the meetings of the Board of Directors as far as may be permitted by law.

     Telephone communications to members of the Executive Committee may be authorized if contact is made by the Chairman of the Board or the President.


                            Article 13

                 MEETING OF THE BOARD OF DIRECTORS

     SECTION 13.1 - An organization meeting may be held immediately following the annual stockholders meeting without the necessity of notice to the Directors to constitute a legally convened meeting,

or the Directors may meet at such time and place as may be fixed by

                                   -37-
either a notice, or waiver of notice or consent signed by all of such Directors.

     SECTION 13.2 - Regular meetings of the Board of Directors

shall be held not less often than semi-annually at a time and place determined by the Board of Directors at the preceding meeting.

     SECTION  13.3 - Special meetings of the Board of Directors may be called by the Chairman of the Board or the President on one day's

notice to each Director, either personally or by mail, telegram or telephone; special meetings shall be called by the Chairman of the

Board or the President in like manner and on like notice upon the written request of three Directors.



     SECTION 13.4 - At all meetings of the Board of Directors, a majority of the Directors shall constitute a quorum for the

transaction of business, and the acts of a majority of the

Directors present at a meeting in person shall be the acts of the

Board of Directors, except as may be otherwise specifically

provided by statute or by the Articles of Incorporation or by these

By-Laws.

     If a quorum shall not be present in person at any meeting of the Directors, the Directors present may adjourn the meeting from time to time, without notice other than announcement at the

meeting, until a quorum shall be present.

                              Article 14

               INFORMAL ACTION BY THE BOARD OF DIRECTORS

     SECTION 14.1 - If all the Directors shall severally or

                                   -38-
collectively consent in writing, signed by each of them, to any action required or permitted to be taken at a meeting of the Board of Directors, such action shall be valid as though it had been authorized at a meeting of the Board of Directors.

                              Article 15

                       COMPENSATION OF DIRECTORS

     SECTION 15.1 - Directors, as such, may receive a fixed sum and expenses for attendance at regular and special meetings, or any combination of the foregoing as may be determined from time to time by resolution of the Board of Directors, and nothing contained herein shall be construed to preclude any Director from serving the corporation in any other capacity and receiving compensation therefor.  No person who receives a salary, director's fee or other remuneration from First United National Bank & Trust shall be eligible to receive any remuneration for service as a Director of the corporation.

                              Article 16

                               OFFICERS

     SECTION 16.1 - The officers of the corporation shall be

elected by the Board of Directors at its organization meeting and shall be a President, a Secretary and Treasurer.  At its option,

the Board of Directors may elect a Chairman of the Board.  The

Board of Directors may also elect one or more Vice Presidents and such other officers and appoint such agents as it shall deem necessary, and who shall hold their offices for such terms, have such authority and perform such duties as may from time to time be prescribed by the Board of Directors.  Any two or more offices may


                                   -39-
be held by the same person, but a person may not serve concurrently as both President and Vice President.



     SECTION 16.2 - The compensation of all officers of the

corporation shall be fixed by the Board of Directors.

     SECTION 16.3 - The Board of Directors may remove any officer or agent, elected or appointed, at any time and within the period,

if any, for which such person was elected or employed whenever, in the Board of Directors' judgment, it is the best interests of the corporation, and all persons shall be elected and employed subject to the provisions hereof.  If the office of any officer becomes vacant for any reason, the vacancy shall be filled by the Board of

Directors.


                            Article 17

                     THE CHAIRMAN OF THE BOARD

     SECTION 17.1 - The Chairman of the Board shall supervise the carrying out of the policies adopted or approved by the Board of

Directors.  He shall have general executive power, as well as the specific powers conferred by these By-Laws.  He shall also have and may exercise such further powers and duties as from time to time may be conferred upon or assigned by him by the Board of Directors.

                            Article 18

                             PRESIDENT

     SECTION 18.1 - The President shall be the chief executive

officer of the corporation; he shall have general and active management of the business of the corporation; shall see that all

                                   -40-
orders and resolutions of the Board of Directors are put into effect, subject, however, to the right of the Board of Directors to delegate any specific powers, except such as may be by statute exclusively conferred on the President, to any other officer or officers of the said corporation; shall execute bonds, mortgages and other contracts requiring a seal under the seal of the

corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of

Directors to some other officer or agent of the corporation.  The

President shall preside at meetings of the Directors and the

President or any Director designated by the Board of Directors shall preside at meetings of stockholders.  If there is no Chairman of the Board, the President shall have and exercise all powers conferred by these By-Laws or otherwise on the Chairman of the

Board.  The President shall be an ex officio member of all

committees of the Board, except any audit or examining committee.

                            Article 19

                          VICE PRESIDENT

     SECTION 19.1 - The Vice President, or if more than one, the

Vice Presidents in the order established by the Board of Directors,

shall in the absence or incapacity of the President, exercise all the powers and perform the duties of the President.  The Vice presidents respectively, shall also have such other authority and perform such other duties as may be provided by these By-Laws or as




                                   -41-
shall be determined by the Board of Directors or the President.

Any Vice President may, in the discretion of the Board of

Directors, be designated as "executive", "senior", or by

departmental or functional classification.

                            Article 20

                             SECRETARY

     SECTION 20.1 - The Secretary shall attend all meetings of the

Board of Directors and of the stockholders and keep accurate records thereof in one or more minute books kept for that purpose and shall perform the duties customarily performed by the secretary of a corporation and such other duties as may be assigned to him or her by the Board of Directors or the President.

                            Article 21

                             TREASURER

     SECTION 21.1 - The Treasurer shall have the custody of the corporate funds and securities; shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall perform such other duties as may be assigned to him by the Board of Directors or the President.  He shall give bond in such sum and with such surety as the Board of Directors may from time to time direct.

                            Article 22

                         ASSISTANT OFFICER

     SECTION 22.1 - Each assistant officer shall assist in the

performance of the duties of the officer to whom he is assistant and shall perform such duties in the absence of the officer.  He


                                   -42-
shall perform such additional duties as the Board of Directors, the

President, or the officer to whom he is assistant may from time to time assign him.  Such officers may be given such functional titles as the Board of Directors shall from time to time determine.

                            Article 23

             INDEMNIFICATION OF DIRECTORS AND OFFICERS

     SECTION 23.1 - The corporation shall indemnify any director,

officer and/or employee, or any former director, officer and/or employee who was or is a party to or is threatened to be made a party to, or who is called to be a witness in connection with any threatened, pending or completed action, suit or proceeding,

whether civil, criminal, administrative or investigative, other than an action by or in the right of the corporation, by reason of the fact that such person is or was a director, officer and/or employee of the corporation, or is or was serving at the request of the corporation, partnership, joint venture, trust or other

enterprise, against expenses (including attorney's fees),

judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he had acted in good faith and in a manner he

reasonably believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

     The termination of any action, suit or proceeding by judgment,

order, settlement, conviction or upon a plea of nolo contendere or


                                   -43-
its equivalent, shall create a rebuttable presumption that the person did not act in good faith and in a manner which he

reasonably believed to be in, or not opposed to, the best interests of the corporation, and with respect to any criminal action or proceeding, did not have reasonable cause to believe that his conduct was unlawful.

     SECTION 23.2 - The corporation shall indemnify any director,

officer and/or employee, who was or is a party to, or is threatened to be made a party to, or who is called as a witness in connection with, any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person is or was a director, officer and/or employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in

connection with the defense or settlement of, or serving as a witness in, such action or suit if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation and except that no indemnification shall be made in respect of any such claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation.

     SECTION 23.3 - Expenses incurred by any director, officer

and/or employee in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding as authorized by the


                                   -44-
Articles of Corporations and Associations of the Annotated Code of

Maryland.

     SECTION 23.4 - The indemnification provided in this Article shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in his official capacity while serving as a director,

officer and/or employee and as to actions in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer and/or employee and shall inure to the benefit of the heirs and personal representatives of such a person.

     Furthermore, directors, officers and employees shall be

indemnified as permitted by the Maryland business corporation law and in the event of any conflict between these By-Laws and Maryland statutes, then the provisions of the statute shall prevail.


                            Article 24

                        STOCK CERTIFICATES

     SECTION 24.1 - The stock certificates of the corporation shall be numbered and registered in a stock ledger as they are issued;

shall bear the name of the registered holder, the number and class of shares represented thereby, the par value of each share or a statement that such shares are without par value, as the case may be, shall be signed by the President or Vice President and the

Secretary or the Treasurer, or any other person properly authorized by the Board of Directors, which signatures may be manual or

                                   -45-

facsimile, and shall bear the corporate seal, which seal may be a facsimile, engraved or printed.

     Where the certificate is signed by a transfer agent or a

registrar, the signature of any corporate officer on such

certificate may be a facsimile, engraved or printed.  In case of any officer who has signed, or whose facsimile signature has been placed upon any stock certificate, shall have ceased to be such officer because of death, resignation or otherwise before the certificate is issued, it may be issued by the corporation with the same effect as if the officer had not ceased to be such at the date of its issue.

                            Article 25

                         TRANSFER OF STOCK

     SECTION 25.1 - Upon surrender to the corporation of a stock certificate duly endorsed by the person named in the certificate or by the attorney duly appointed in writing and accompanied where necessary by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto and the old certificate canceled and the transfer recorded upon the share register of the corporation.  No transfer shall be made if it would be inconsistent with the law of Maryland.

                            Article 26

                         LOST CERTIFICATES

     SECTION 26.1 - Where a stockholder of the corporation alleges the loss, theft or destruction of one or more certificates for shares of the corporation and requests the issuance of a substitute


                                   -46-
certificate therefor, the Board of Directors may direct a new certificate of the same tenor and for the same number of shares to be issued to such person upon such person's making of an affidavit in form satisfactory to the Board of Directors setting forth the facts in connection therewith, provided that prior to the receipt of such request the corporation shall not have either registered a transfer of such certificate or received notice that such

certificate has been acquired by a bona fide purchaser.

     When authorizing such issue of a new certificate, the Board of

Directors may require the owner of such loss, stolen or destroyed certificate, or his heirs or legal representatives, as the case may be, to give the corporation a bond in such form and with surety or sureties, with fixed or open penalty, as shall be satisfactory to the Board of Directors, as indemnity for any liability or expense which it may incur by reason of the original certificate remaining outstanding.



                            Article 27

                             DIVIDENDS

     SECTION 27.1 - The Board of Directors may, from time to time,

at any duly convened regular or special meeting, or by unanimous consent in writing, declare and pay dividends upon the outstanding shares of capital stock of the corporation in cash, property or stock of the corporation, as long as any dividend shall not be in violation of law or the Articles of Incorporation.




                                   -47-
     SECTION 27.2 - Before payment of any dividend, there may be set aside out of any funds of the corporation available for

dividends, such sum or sums as the Board of Directors from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for

repairing or maintaining any property of the corporation, or for such other purposes as the Board of Directors shall believe to be for the best interests of the corporation, and the Board of

Directors may reduce or abolish any such reserve in the manner in which it was created.



                            Article 28

                 FINANCIAL REPORT TO STOCKHOLDERS

     SECTION 28.1 - The President shall present at each annual

meeting of the stockholders a full and complete statement of the business and affairs of the corporation for the preceding year.



                            Article 29

                            INSTRUMENTS

     SECTION 29.1 - All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the President or the Board of Directors may from time to time designate.

     SECTION 29.2 - All agreements, indentures, mortgages, deeds,

conveyances, transfers, certificates, declarations, receipts,

discharges, releases, satisfactions, settlements, petitions,


                                   -48-
schedules, accounts, affidavits, bonds, undertakings, proxies and other instruments and documents may be signed, executed,

acknowledged, verified, delivered or accepted, including those in connection with the fiduciary powers of the corporation, on behalf of the corporation by the President or other persons as may be designated by him or the Board of Directors.



                            Article 30

                            FISCAL YEAR

     SECTION 30.1 - The fiscal year of the corporation shall be the calendar year.


                            Article 31

                               SEAL

     SECTION 31.1 - The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the word "Maryland".  Said seal may be used by causing it or a

facsimile thereof to be impressed or affixed or in any manner reproduced.


                            Article 32

                    NOTICES AND WAIVERS THEREOF

     SECTION 32.1 - Whenever, under the provisions of applicable law or of the Articles of Incorporation or of these By-Laws,

written notice is required to be given to any person, it may be given to such person either personally or be sending a copy thereof through the mail or by other method permitted by law, charges


                                   -49-
prepaid, to his address appearing on the books of the corporation or supplied by him to the corporation for the purpose of notice.

If the notice is sent by mail, it shall be deemed to have been given to the person entitled thereto when deposited in the United

States mail for transmission to such person.  Such notice shall specify the place, day and hour of the meeting, and in the case of a special meeting of stockholders, the general nature of the business to be transacted.

     SECTION 32.2 - Any written notice required to be given to any person may be waived in writing signed by the person entitled to such notice whether before or after the time stated therein.

Attendance of any person entitled to notice, whether in person or by proxy, at any meeting shall constitute a waiver of notice of such meeting, except where any person attends a meeting for the express purpose of objecting to the transaction of any business because the meeting was not lawfully called or convened.  Where written notice is required of any meeting, the waiver thereof must specify the purpose only if it is for a special meeting of

stockholders.



                            Article 33

                            AMENDMENTS

     SECTION 33.1 - These By-Laws may be amended upon vote of a majority of the entire Board of Directors at any meeting of the

Board, provided ten days' notice of the proposed amendment has been given to each member of the Board of Directors.  No amendment may


                                   -50-
be made unless the By-Law, as amended, is consistent with the requirements of the laws of the United States and of the Articles of Association.


                           CERTIFICATION

     At a meeting of the Board of Directors of the First United

Corporation, Oakland, Maryland, regularly held on the 9th day of

October, 1985, the aforegoing By-Laws were adopted.

     IN TESTIMONY WHEREOF, we, the Directors of this Corporation who were present at said meeting have hereunto subscribed our names.



                              ______________________________(SEAL)

                              David J. Beachy



                              ______________________________(SEAL)
                              Donald M. Browning



                              ______________________________(SEAL)
                              John L. Conway



                              ______________________________(SEAL)
                              Clay E. Durrett



                              ______________________________(SEAL)
                              Gerald L. Glass



                              ______________________________(SEAL)
                              Alva G. Gortner


                                   -51-




                              ______________________________(SEAL)
                              Bowie L. Grant



                              ______________________________(SEAL)
                              Andrew E. Mance



                              ______________________________(SEAL)
                              Robert A. Reinhard




                              _______________________________(SEAL)
                              Irvin R. Rudy, Jr.



                              _______________________________(SEAL)
                              James F. Scarpelli, Sr.



                              _______________________________(SEAL)
                              Richard G. Stanton



                              _______________________________(SEAL)
                              Courtney R. Tusing


                              _______________________________(SEAL)
                              Horace P. Whitworth, Jr.












                                   -52-
EXHIBIT 3.2

                    FIRST UNITED CORPORATION

                       __________________

                AMENDED ARTICLES OF INCORPORATION

THIS IS TO CERTIFY:

          FIRST:  The undersigned, Cleaveland D. Miller, Esquire,

whose address is 10 Light Street, Baltimore, Maryland 21202, is the sole incorporator of First United Corporation, and as the sole incorporator, in that there has not been an organizational meeting of the Board of Directors, does hereby submit these

Amended Articles of Incorporation of First United Corporation

under the General Laws of the State of Maryland.

          SECOND: The name of the corporation (hereinafter called

the "Corporation") is:

                    FIRST UNITED CORPORATION

          THIRD: The purposes for which the Corporation is formed are as follows:

               (1)  To purchase, own and hold the stock of
          other corporations, and to direct the operations of other corporations, and especially banking or financial associations or institutions, through the ownership of stock therein: to cause other corporations to be formed; to purchase, subscribe for, acquire, own, hold, sell, exchange, assign, transfer, mortgage, pledge, or other-wise dispose of shares or voting trust certificates for shares of the capital stock, or any bonds, notes, securities, or evidences of indebtedness created by, any other corporation or corporations organized under the laws of this state or any other state or district or country, nation, or government and also bonds or evidences of indebtedness of the United States or of any state, district, territory, dependency, or county or subdivision or municipality thereof; to issue in exchange therefor shares of the capital stock, bonds, noted, or other obligations of the Corporation and while the owner thereof to exercise all the rights, powers, and

                                   -53-
          privileges of ownership including the right to vote on any shares of stock or voting trust certificates so owned; to promote, lend money to and guarantee the dividends, stocks, bonds, notes, evidences of indebtedness, contracts, or other obligations of an otherwise aid in any manner which shall be lawful, any corporation or association of which any bonds, stocks, voting trust certificates, or other securities or evidences of indebtedness shall be hold by or for this Corporation, or in which, or in the welfare of which, this Corporation shall have any interest, and to do any acts and things permitted by law and designed to protect, preserve, improve, or enhance the value of any such bonds, stocks, or other securities or evidences of indebtedness or the property of this Corporation.

               (2) To acquire, and pay for in cash, stock or bonds of this Corporation or otherwise, the good will, rights, assets and property, and to undertake or assume the whole or any part of the obligations or liabilities of any person, firm, association or corporation, and to hold, possess and improve such properties and to conduct in any legal manner the whole or any part of the business so acquired; and to pledge, mortgage, sell or otherwise dispose of the same; to aid in any lawful manner, by loan, subsidy, guaranty or otherwise, any corporation whose stocks, bonds, notes, debentures or other securities are held or controlled, directly or indirectly, by the Corporation, and to do any and all lawful acts or things necessary or advisable to protect, preserve, improve or enhance the value of any such stocks, bonds, notes, debentures, or other securities or obligations; and to endorse or guarantee the payment of principal or interest or both, or dividends upon any stocks, bonds, obligations or other securities or evidences of indebtedness, and to guarantee the performance of any contracts or other undertakings in which the Corporation is or becomes interested, of any corporation, association, partnership, firm individual or others, or any country, nation or governmental or political authority.

               (3) To acquire, hold, use, sell, assign, lease, grant licenses in respect of, mortgage or otherwise dispose of letters patent of the United States or any foreign country, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trade-marks and trade names, relating to or useful in connection with any business of this Corporation.




                                   -54-
               (4)  To make, enter into and carry out any
          arrangements which may be deemed to be for the benefit of the Corporation, with any domestic or foreign governmental, municipal or public authority, or with any corporation, partnership, association, combination, organization, entity or person; to obtain therefrom or otherwise to acquire by purchase, lease, assignment or otherwise, any powers, rights, privileges, immunities, franchises, quarantines, grants and concessions; to hold, own, exercise, exploit, dispose of and realize upon the same, and to undertake and prosecute any business dependent thereon which may lawfully be undertaken by a corporation, domestic or foreign, for any such purpose.

               (5) To act in any and all parts of the world as principal, agent or otherwise, either alone or in association with any other persons, firms association, entities, combinations, domestic or foreign corporations, states, governments and other public and private bodies.


               (6) To produce, buy, sell and dispose of all kinds of services, goods, wares, merchandise, commodities, supplies and products.

               (7)  To borrow or raise money for any of the
          purposes of the Corporation and, from time to time without limit as to amount, to draw, make, accept, endorse, execute and issue promissory notes, drafts, bills of exchange, warrants, bonds, debentures and other negotiable or non-negotiable instruments and evidences of indebtedness, and to secure the payment of any thereof and of the interest thereon by mortgage upon or thereof and of the interest thereon by mortgage upon or pledge, conveyance or assignment in trust of or lien upon the whole or any part of the property of the Corporation, whether at the time owned or thereafter acquired, and to sell, pledge or otherwise dispose of such bonds, debentures or other obligations of the Corporation for its corporate purposes; to confer upon the holders of any bonds, debentures or obligations of the Corporation, secured or unsecured, the right to convert the principal thereof into stock of the Corporation upon such terms and conditions as may be deemed advisable; to create, issue, sell and otherwise dispose of, for money, property or other considerations deemed useful for the purpose of the Corporation, certificates entitling the purpose of the Corporation, certificates entitling the holder to an interest in all or any part of the securities from time to time hold by the Corporation; to permit the holders of any bonds, debentures or obligations of the Corporation,


                                   -55-
          secured by specific securities, to share in the income of such securities in lieu of or in addition to, a fixed return on their investment; and to issue certificates for partly-paid stock of the Corporation.

               (8) To the extent permitted by law, to lend to any person, firm or corporation any of its uninvested funds, either with or without security.

               (9) To purchase or otherwise acquire, hold, sell and transfer the shares of its capital stock; provided it shall not use its funds or property for the purchase or acquisition of its own shares of capital stock when such use would cause any impairment of its capital except as otherwise permitted by law, and provided further that shares of its own capital stock belonging to it shall not be voted upon directly or indirectly.

               (10) To have one or more offices, to carry on all or any of its operations and business and without restriction or limit as to amount, to purchase or otherwise acquire, hold, own, mortgage, sell, convey or otherwise dispose of, real and personal property of every class and description in any of the states, districts or territories of the United States, and in any and all foreign countries, subject to the laws of such state, district, territory or country; to erect, construct, rebuild, enlarge, alter, improve, maintain, manage and operate houses, buildings or other works of any description on any lands owned or leased by the Corporation, or upon any other lands; to sell, lease, sublet, mortgage, exchange or otherwise depose of any of the lands or any interest therein, or any houses, buildings or other works owned by the Corporation; to engage generally in the real estate business, as principal, agent, broker or otherwise, and generally to buy, sell, lease, mortgage, exchange, manage, operate and deal in lands or interests in lands, houses, buildings or other works; and to purchase, acquire, hold, exchange, pledge, hypothecate, sell, deal in and dispose of tax liens and transfers of tax liens on real estate.

               (11) To endorse or guarantee the payment of principal or interest, or both, or dividends upon any stocks, bonds, obligations or other securities of evidences of indebtedness issued or created by any other corporation of the State of Maryland, or any other state, or of any country, nation or government, or political authority, so far as the same may be permitted by law.




                                   -56-
               (12) To undertake, contract for or carry on any business incidental to or in aid of, or convenient or advantageous in pursuance of, any of the objects or purposes of the Corporation.


               (13) In general, to carry on any other and exercise all the powers conferred by the laws of Maryland upon corporations formed under the General Corporation Law of the State of Maryland, and to do any or all of the things hereinbefore set forth to the same extent as natural persons might or could do.

               (14) The objects and purposes specified in the foregoing clauses shall, except where otherwise expressed, be in nowise limited or restricted by reference to, or inference from, the terms of any other clause herein contained, but the objects and purposes specified in each of the foregoing clauses of this Article THIRD shall be regarded as independent objects and purposes.

          FOURTH:  The post office address of the principal office

of this Corporation in this State is 19 South Second Street,

Oakland, Maryland 21550-0009.  The name and post office address of the resident agent of the Corporation in this State is Richard G.

Stanton, 19 South Second Street, Oakland, Maryland 21550-0009.

Said resident agent is a citizen of the State of Maryland and actually resides therein.

          FIFTH:  The total number of shares of stock of all

classes which the Corporation has authority to issue is four million five hundred thousand (4,500,000) shares, divided into two million five hundred thousand (2,500,000) shares of Preferred Stock of the par value of Ten Dollars ($10.00) each and two million

(2,000,000) shares of Common Stock of the par value of Five Dollars

($5.00) each.  The aggregate par value of all shares having par value of all classes is Thirty-Five Million Dollars ($35,000,000).


                                   -57-
          A description of each class, with the preferences,

conversion and other rights, voting powers, restrictions,

limitations to dividends and qualifications of each class, is as follows:


                          PREFERRED STOCK

               The Board of Directors shall have authority to classify and reclassify any unissued shares of the Preferred Stock, by fixing or altering in any one or more respects from time to time before issuance, the preferences, right, voting powers, restrictions and qualifications of, the dividends on, the times and prices of redemption of, and the conversion rights of, such shares; provided, that the Board of Directors shall not classify or reclassify any of such shares into shares of the Common Stock, or into any class or series of stock
          (i) which is not prior to the Common Stock either as to dividends or upon liquidation and (ii) which is not limited in some respect either as to dividends or upon liquidation. Subject to the foregoing, the power if the Board of Directors to classify and reclassify any of the shares of Preferred Stock shall include, without limitation, subject to the provisions of the charter, authority to classify or reclassify any unissued shares of such stock into a class or classes of preferred stock, preference stock, special stock or other stock and to divide and classify shares of any class into one or more series of such class, by determining, fixing or altering one or more of the following:

               (a) The distinctive designation of such class or series and the number of shares to constitute such class or series; provided that, unless otherwise prohibited by the terms of such or any other class or series, the number of shares of any class or series may be decreased by the Board of Directors in connection with any classification or reclassification of unissued shares and the number of shares of such class or series may be increased by the Board of Directors in connection with any such classification or reclassification, and any shares of any class or series which have been redeemed, purchased, otherwise acquired or converted into shares of Common Stock or any other class or series shall remain part of the authorized Preferred Stock and be subject to classification and reclassification as provided in this Section;


                                   -58-
               (b) Whether or not and, if so, the rates and times at which, and the conditions under which, dividends shall be payable on shares of such class or series, whether any dividends shall rank senior or junior to or on a parity with the dividends payable on any other class or series of Preferred Stock, and the status of any such dividends as cumulative or non-cumulative and as participating or non-participating;

              (c) Whether or not shares of such class or series shall have voting right, in addition to any voting rights provided by law and, if so, the terms of such voting rights;

               (d) Whether or not shares of such class or series shall have conversion or exchange privileges and, if so, the terms and conditions thereof, including provision for adjustment of the conversion or exchange rate in such events or at such times as the Board of Directors shall determine;

               (e) Whether or not the shares of such class or series shall be subject to redemption and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable and the amount per share vary under different conditions and at different redemption dates; and whether or not there shall be any sinking fund or purchase account in respect thereof, and if so, the terms thereof;

               (f) The rights of the holders of shares of such class or series upon the liquidation, dissolution or winding up of the affairs of, or upon any distribution of the assets of, the Corporation, which rights may vary depending upon whether such liquidation, dissolution or winding up is voluntary or involuntary and, if voluntary, may vary at different dates, and whether such rights shall rank senior or junior to or on a parity with such rights of any other class or series of Preferred Stock;

               (g) Whether or not there shall be any limitations applicable, while shares of such class or series are outstanding, upon the payment of dividends or making of distributions on, or the acquisition of, or the use of moneys for purchase or redemption of, any stock of the Corporation, or upon any other action of the Corporation, including action under this Section, and, if so, the terms and conditions thereof; or

               (h) Any other preferences, rights, restrictions and qualifications of shares of such class or series, not inconsistent with law and the charter of the Corporations.
                                   -59-

                          COMMON STOCK

               Subject to the foregoing provision, dividends may be declared on the Common Stock at such time and in such amounts as the Board of Directors may deem advisable; and each share of Common Stock shall entitle the holder thereof to one (1) vote in all proceedings in which action shall be taken by stockholders of the Corporation, and at all elections of directors of the Corporation, each stockholder shall have the right to vote, in person or by proxy, the shares owned of record by him, for as many persons as there are directors to be elected and for whose election he has a right to vote.


          SIXTH:  The number of directors of the Corporation shall

be three (3), and the number of directors may be increased or decreased pursuant to the By-Laws of the Corporation, but shall never be less than three.

          The names of the directors who shall act until the first

annual meeting of stockholders or until their successors are duly chosen and qualify are:  Courtney R. Tusing, Richard G. Stanton and

Horace P. Whitworth, Jr.

          SEVENTH:  Each director and officer shall be indemnified

by the Corporation to the full extent permitted by the General

Corporation Law of Maryland.

          The Corporation may purchase and maintain insurance on

behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such,



                                   -60-
whether or not the Corporation would have the power to indemnify him against such liability.

     EIGHTH: The following provisions are hereby adopted for the purpose of defining, limiting and regulating the powers of the

Corporation and of the directors and stockholders:

               (1) The Board of Directors of the Corporation is hereby empowered to authorize the issuance from time to time of shares of its stock, with or without par value, of any class, whether now or hereafter authorized and securities convertible into shares if its stock, with or without par value, of any class, for such considerations as said Board of Directors may deem advisable, irrespective of the value or amount of such considerations.

               (2) No transaction or contract of the Corporation shall be void or voidable by reason of the fact that any Director or any firm of which any Director is a member or any other corporation of which any Director is a shareholder, officer or director is in any was interested in such transaction or contract; provided such transaction or contract is or shall be authorized, ratified or approved in the manner provided by the General Corporation Law of Maryland,

               (3) No holders of stock of the Corporation, of whatever class, shall have any preferential right of subscription to any shares of any class or to any securities convertible into shares of stock of the Corporation, nor any right of subscription to any thereof other than such, if any, as the Board of Directors in its discretion may determine, and at such price as the Board of Directors in its discretion may fix; and any shares or convertible securities which the Board of Directors may determine to offer for subscription to the holders of stock may, as said Board of Directors shall determine, be offered to holders os any class or classes of stock at the time existing to the exclusion of holders of any or all other classes at the time existing.

               (4) The Board of Directors shall have power to declare and authorize the payment of stock dividends, whether or not payable in stock of one class to holders of stock of another class or classes; and shall have authority to exercise, without a vote of stockholders, all powers of the Corporation, whether conferred by law or by these articles, to purchase, lease, or otherwise

                                   -61-
          acquire the business, assets or franchises, in whole or in part, of other corporations or unincorporated business entities.


               NINTH: The duration of the Corporation shall be perpetual.

               IN WITNESS WHEREOF, I have signed these Amended

Articles of Incorporation, acknowledging the same to be my act on the day of March 1994.

Witness:



                                   _______________________(SEAL)
                                   Cleaveland D. Miller, Esquire


                    FIRST UNITED CORPORATION

                      ARTICLES OF AMENDMENT

THIS IS TO CERTIFY THAT:

          FIRST:   The charter of First United Corporation, a
Maryland corporation having its principal office at 19 South Second Street, Oakland, Maryland 21550-0009 (the "Corporation:), is hereby amended by deleting existing Article FIFTH in its entirety and adding a new article to read as follows:

          "FIFTH: The total number of shares of stock which the Corporation has authority to issue is fourteen million (14,000,000) shares, consisting of twelve million (12,000,000) shares of common stock, $.01 par value per share, and two million (2,000,000) shares of preferred stock, without par value. The aggregate value of all authorized shares having a par value is one hundred twenty thousand dollars (120,000).

          A description of each class of stock of the Corporation, including any preferences, conversion and other rights, voting powers, restriction, limitations as to dividends, qualifications, and terms and conditions of redemption, is as follows:





                                   -62-
          1. Common Stock. Subject to the rights of holders of any series of preferred stock established pursuant to paragraph 2 of this Article FIFTH, each share of common stock shall entitle the holder to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Board of Directors in accordance with the Maryland General Corporation Law ("MGCL"), and to all rights of a stockholder pursuant to the MGCL. The common stock shall have no preference, preemptive, conversion or exchange rights. The Board of Directors may classify or reclassify any unissued common stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, or terms or conditions of redemption of common stock.

          2. Series Preferred Stock. The Board of Directors shall have the power from time to time to (a) classify or reclassify, in one or more series, any unissued shares of series preferred stock and (b) reclassify any unissued shares of any series of series preferred stock, in the case of either (a) or (b), by setting or changing the designation, preferences conversion or other rights, voting powers, restriction, limitations as to dividends, qualifications and terms and conditions of redemption of such shares and, in such event, the Corporation shall file for record with the State Department of Assessments and Taxation of Maryland articles supplementary in substance and form as prescribed by Maryland law.

          The Board of Directors may classify or reclassify any unissued stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restriction, limitations as to dividends, qualifications or terms of conditions of redemption of the stock.

          Dividends may be declared on the common stock at such time and in such amounts as the Board of Directors may deem advisable; however, any such dividends shall be subject to the rights of any preferred stock outstanding, and any share of common stock shall entitle the holder thereof to one (1) vote in all proceedings in which action shall be taken by stockholders of the Corporation."

          SECOND: The amendment to the charter of the Corporation as hereinabove set forth has been duly advised by the Board of Directors and approved by the Stockholders of the Corporation as required by law.


                                   -63-
          THIRD: The total number of shares of stock which the Corporation had authority to issue immediately prior to this amendment was ten million (10,000,000) shares, consisting of eight million (8,000,000) shares of common stock, $5.00 par value per share, and two million (2,000,000) shares of preferred stock, without par value, such total number of shares having an aggregate par value of Forty Million Dollars ($40,000,000.00).

          FOURTH: The total number of shares of stock which the Corporation has authority to issue, pursuant to the charter of the Corporation as hereby amended, is fourteen million (14,000,000) shares, consisting of twelve million (12,000,000) shares of common stock, $.01 par value per share, and two million (2,000,000) shares of common stock, without par value, such total number of shares having an aggregate par value of One Hundred Twenty Thousand Dollars ($120,000.00).

          FIFTH: The undersigned President acknowledges these Articles of Amendment to be the corporate act of the Corporation and as to all matters or facts required to be verified under oath, the undersigned President acknowledges that to the best of his knowledge, information and belief, these matters and facts are true in all material respects and that this statement is made under the penalties for perjury.


          IN WITNESS WHEREOF, the Corporation has caused these
presents to be signed in its name and on its behalf by its
President and attested to by its Secretary on this       day of
March 1994.


                                   FIRST UNITED CORPORATION



                                   By:___________________________
                                      Richard G. Stanton
                                      Chairman of the Board,
                                      President and CEO

ATTEST:



____________________________
William B. Grant, Secretary






                                   -64-
EXHIBIT 10.1

                        EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of the 18th day of May, 1993, by and between MYERSVILLE BANK, a commercial bank organized under the laws of the State of Maryland (hereinafter referred to as the "Employer"), and TERRY L. REIBER, a Maryland resident (hereinafter referred to as the "Employee").

                        EXPLANATORY STATEMENT

         A. Employer desires to retain the services of Employee as President and Chief Executive Officer of Employer.

         B. Employee desires to enter into this Agreement with Employer.

         NOW, THEREFORE, in consideration of the mutual covenants, promises, and agreements of the parties hereto, each to the other made, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto covenant, promise, and agree as follows:

         SECTION 1.  EMPLOYMENT

              1.1. Engagement of Employment. The Employer hereby employs Employee, and Employee accepts such employment, as President and Chief Executive Officer of Employer, and agrees to render such duties as are assigned to Employee by Employer's Board of Directors, in addition to those set forth in Section 1.2, subject to the terms and conditions of this Agreement.

              1.2. Duties. During Employee's employment under this Agreement, Employee shall render to the best of Employee's ability, on behalf of Employer and at the direction of Employer, services as President and Chief Executive Officer of Employer including, but not limited to the duties prescribed by the By-Laws of Employer and other such duties and assignments in accordance with the policies and directives of the Employer as may from time to time be established.

         SECTION 2.  TERM.

              2.1. Initial Term and Renewal Terms. Unless sooner terminated as provided in Section 2.2 of this Agreement, the term of this Agreement shall be

                   (a)  for an "Initial Term" of five (5) years
beginning January 1, 1993, even date and extending until and through December 31, 1997; and
                                   -65-

                   (b) for successive one (1) year "Renewal Terms" thereafter at the Board of Directors' discretion and subject to the written approval of the parent company of Employer.

              2.2. Termination. This Agreement shall terminate in the event of the occurrence of one or more of the following specific events or conditions:

                   (a) by mutual written consent of Employer and Employee;

                   (b) by Employer upon the conviction of Employee for a felony committed by Employee determined in a Court of Law;

                   (c)  by Employer for "cause" as hereinafter
                        defined;

                   (d)  by death of Employee; or

                   (e)  by Employee's "disability" as defined in
                        Section 2.3.

         In subsection 2.2(c) the term "cause" means only (i)fraud, misappropriation or intentional material damage to the business of the company; (ii)continuance of failure of Employee to perform his duties in compliance with this Agreement for a period of thirty days after written notice to Employee from Employer's Board of Directors specifying such failure; or (iii)other egregious dishonest act.

              2.3. Disability. Employee shall be deemed disabled if for a period of ninety (90) consecutive days, or for a period of one hundred and twenty (120) days in any twelve (12) month period, Employee is rendered wholly incapable of carrying out Employee's job responsibilities.


         SECTION 3.  COMPENSATION

              3.1. Employee Compensation. Employer agrees to pay Employee (in addition to any benefits and bonuses provided for in this Agreement) a "Salary" in the amounts set forth below, as the same may be modified from time to time by Employer. Salary payments shall be made in equal semi-monthly installments.

                   (a)  Initial Term

                        Year 1         $73,000




                                   -66-
The salary for years 2 through 5 will be the salary for the immediately preceding year plus an increase of not less than the average percent increase given to all other employees at Myersville Bank.

                   (b)  Renewal Term

                        Salary during each Renewal Term shall be determined annually by the Board of Directors of Employer, but shall not be less than the Salary payable in the immediately preceding year increased by not less than the average percent increase given to all other employees at Myersville Bank.

              3.2. Deductions. Employer is authorized to deduct from the actual compensation of Employee such sums as may be required to be deducted or withheld under the provisions of any law now in effect or hereafter put into effect during the Initial Term and any Renewal Term of this Agreement, including, but not limited to, social security and unemployment and income withholding taxes.


         SECTION 4.  BENEFITS AND BUSINESS EXPENSES


              4.1. Benefits. Subject to Employee's insurability, Employee shall be entitled to such medical insurance, life insurance, and other fringe benefits as may be provided to employees holding comparable positions with Employer from time to time. This Section 4 shall not commit Employer to any specific policy of benefits, but shall only obligate Employer to extend benefits to Employee on a basis comparable to that upon which and only for so long as benefits are made available to employees holding executive positions with Employer.

              4.2.  Business Expenses.  Employee shall be
reimbursed for expenses incurred in connection with Employee's exercise of Employee's duties under this Agreement; provided that such expenses are approved in advance by the Employer. It is intended by Employer and Employee that all such expenses shall be ordinary and necessary expenses incurred in connection with Employer's business. Employer will establish guidelines pertaining to Employee's authorization to incur business expenses on behalf of Employer and Employee agrees to comply with all Employer's policies relating to the authorization and verification of such expenses.


         SECTION 5.  VACATION AND OTHER LEAVE

              5.1. Vacation Time. Employee shall be entitled to "Vacation Time" in the amount of working days per year prescribed under the Employer's personnel policy from time to time, but Vacation times shall not be less than three (3) weeks annually.

                                   -67-
Employee shall take Employee's Vacation Time at such time or times as shall be approved by the Employer. Employee's Salary and all benefits shall be paid and provided in full during Employee's
Vacation Time.

              5.2. Holidays and Sick Leave. Employee shall be entitled to holidays observed by Employer in the course of its banking business. Employee shall be entitled to sick leave and personal days as prescribed under Employer's personnel policy from time to time. Employee's Salary shall be paid and provided for in full during the holidays listed above and during Employee's permitted sick leave and personal days.

         SECTION 6. PAYMENTS UPON CERTAIN EVENTS OF TERMINATION. In the event that Employee's employment with Employer is terminated upon or after a change in control (hereinafter defined) of Employer for any reason whatsoever, except pursuant to Section 2.2 of this Agreement, Employer shall continue to pay Employee his Salary as liquidated damages in equal semi-monthly installments during the period commencing on the effective date of such termination and ending on the date that this Agreement would otherwise have expired pursuant to Section 2.1. The term "control" means the ability of a shareholder of Employer, or a group of shareholders of Employer acting in concert, to elect a majority of the members of the Board of Directors of Employer.


         SECTION 7. GOVERNING LAW. The validity, legality, and construction of this Agreement or of any of its provisions shall be determined under the laws of the State of Maryland.

         SECTION 8. ASSIGNMENT. Neither this Agreement nor any part hereof shall be assigned by the Employee without the Employer's express written consent.

         SECTION 9. CONSENTING PARTIES. Any changes made to this Employment Agreement, including any renewals thereof, must have the prior written consent of the parent company of Employer.

        SECTION 10. NOTICES. All notices and communications hereunder shall be in writing and shall be deemed given when sent postage prepaid by registered or certified mail, return receipt requested, or by hand delivery with a signed returned copy, and addressed as follows:

    If intended for Employer:          207-09 Main Street
                                       Myersville, MD  21773
                                       Attn:  Chairman of the
                                              Board of Directors



                                   -68-
         with a copy to:               Melissa Allison Warren, Esq.
                                       Shapiro and Olander
                                       2000 Charles Center South
                                       36 South Charles Street
                                       Baltimore, MD  21201

    If intended for Employee:          924 Kenwood Drive

                                       Hagerstown, MD  21740

If, however, a party furnishes another party with notice of a change of address, as provided in this Section, then all notices and communications thereafter shall be addressed as provided in such notice.

        SECTION 11. ENTIRE AGREEMENT. This agreement contains the entire understanding between Employer and Employee and supersedes all other oral and written agreements (including prior executed employment agreements) or understandings between them.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

ATTEST/WITNESS:              MYERSVILLE BANK



/s/ Clara Mae Baker          By: /s/ Maynard G. Grossnickle(SEAL)
                                Chairman of the Board


WITNESS:



/s/ Clara Mae Baker             /s/ Terry L. Reiber        (SEAL)
                                  TERRY L. REIBER
















                                   -69-

FIRST UNITED CORPORATION
19 South Second Street
P.O. Box 9
Oakland, Maryland 21550-0009


March 25, 1994

PROXY STATEMENT



INFORMATION CONCERNING THE SOLICITATION

        The enclosed Proxy is solicited on behalf of the Board of Directors of First United Corporation (the "Company") and it is requested that it be completed, signed and returned to the Company promptly. The cost of soliciting proxies will be borne by the Company. In addition to solicitation by mail, proxies may be solicited by officers, directors and regular employees of the Company personally or by telephone, telegraph or facsimile. No additional remuneration will be paid to officers, directors or regular employees who solicit proxies. The Company may reimburse brokers, banks, custodians, nominees and other fiduciaries for their reasonable out-of-pocket expenses in forwarding proxy materials to their principals. Should you attend the meeting and desire to vote in person, you may withdraw your proxy by requesting management to do so, prior to exercise by the named attorneys.
Also, your proxy may be revoked before it is exercised, whether or not you attend the meeting, by notifying William B. Grant, Secretary, First United Corporation, P.O. Box 9, Oakland, Maryland 21550-0009, in writing prior to the annual meeting which will be held on April 26, 1994 and your proxy may be revoked by using a subsequently signed proxy. The proxy materials are first being mailed to shareholders on or about March 25, 1994.


SHAREHOLDERS' PROPOSALS FOR 1995 ANNUAL MEETING

        Shareholders' proposals intended to be presented at the 1995 Annual Meeting must be received by the Company no later than November 25, 1994.


OUTSTANDING VOTING SECURITIES; VOTING RIGHTS

        The holders of record of Common Stock at the close of business on March 18, 1994, will be entitled to vote at the annual meeting. As of that date, there were 6,186,117 shares of Common Stock outstanding and entitled to be voted at the annual meeting except that 422,644 shares, or 6.83%, held by the Trust Department of First United National Bank & Trust (the "Bank"), as sole

                                   -70-
trustee, may not be voted in the election of Directors. Each share is entitled to one vote. Directors are elected by a plurality of the votes cast by the holders of shares of Common Stock present in person or represented by proxy at the meeting, with a quorum present. For purposes of the election of directors, abstentions and broker non-votes do not affect the plurality vote.


STOCK OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

        The following table sets forth information regarding the number of shares of Common Stock owned as of December 31, 1993 by directors and nominees for director, each executive officer named in the Summary Compensation Table, all directors and executive officers as a group. To the Company's knowledge, no person beneficially owns more than 5% of the Company's outstanding Common Stock.


                           Common Stock       Percent of
                           Beneficially       Outstanding
NAME                       Owned (1) (2)     Common Stock

David J. Beachy                5,339              .08%
Donald M. Browning            16,774              .27%
Rex W. Burton                  8,485              .14%
John L. Conway                62,818             1.01%
Paul Cox, Jr                     962              .01%
Bowie Linn Grant              43,072              .70%
William B. Grant               3,818              .06%
Robert W. Kurtz               10,643              .17%
Andrew E. Mance               43,525              .70%
Donald E. Moran               92,398             1.49%
Terry L. Reiber                3,914              .06%
I. Robert Rudy                23,929              .39%
Tod P. Salisbury               6,124              .10%
James F. Scarpelli, Sr.       98,184             1.59%
Karen F. Spiker                4,268              .07%
Richard G. Stanton            11,674              .19%
Horace P. Whitworth, Jr.      69,550             1.12%

Directors & Executive Officers
As a group (17 persons)      505,477             8.17%

(1) Except as otherwise indicated and except for shares held by members of an individual's family or in trust, all shares are held with sole dispositive and voting power.

(2)   Does not include 620,209 shares held in the nominee name
First Oak & Co. administered by the Trust Department of the Bank, none of which shares are beneficially owned by any director or executive officer of the Company.

                                   -71-

(3) Does not include 432 shares, 279 shares, and 265 shares held in the First United Corporation ESOP for Richard G. Stanton, Robert W. Kurtz, and William B. Grant respectively, as to which voting rights have been retained. Does not include 71,130 shares held by the Trust Department of the Bank in revocable, living trusts of the family of James F. Scarpelli, Sr. and 50,130 shares held by family members of John L. Conway in which voting rights have been retained.

NOMINEES FOR DIRECTORS (PROPOSAL NO. 1)

        (1)  The Board has set the number of Directors at sixteen
(16). The shareholders will vote at this Annual Meeting for directors who will serve a one year term expiring at the Annual Meeting of shareholders in 1995. The persons named in the enclosed proxy will vote for the election of the nominees named below unless authority to vote is withheld. In the event that any of the nominees should be unable to serve, the persons named in the proxy will vote for such substitute nominee or nominees as they, in their discretion, shall determine. The Board of Directors has no reason to believe that any nominee herein will be unable to serve.

        (2) The Board of Directors has placed into nomination the following nominees:

   NAME             AGE     OCCUPATION DURING PAST      DIRECTOR OF
          (As of 12/31/93)     FIVE YEARS              THE COMPANY OR ANY
                                                       OF ITS SUBSIDIARIES
                                 (1)                         (2)

David J. Beachy     53     Vice President,                     1979
                           Fred E. Beachy Lumber Co., Inc.
                           Building Supplies

Donald M. Browning  68     Chairman of the Board               1963
                           Brownings, Inc., Retail Groceries

Rex W. Burton       59     Owner & President                   1991
                           Burton's, Inc., Dry Goods

John L. Conway      73     Banker, Retired 1986                1983

Paul Cox, Jr.       54     President, Antietam Business        1993
                           Equipment

Bowie Linn Grant    68     Retired Physician, 1990             1981





                                   -72-
Robert W. Kurtz     47     Executive Vice President            1990
                           and Treasurer
                           First United Corporation
                           Executive Vice President, First United
                           National Bank & Trust

Andrew E. Mance     79     Physician                           1958

Donald E. Moran     63     Chairman of the Board               1961
                           and President,
                           First United Bank of West
                           Virginia, N.A.,
                           Secretary/Treasurer, Moran Coal
                           Company

I. Robert Rudy      41     Owner, Rudy's Dept. Store,          1992
                           Dry Goods

Terry L. Reiber     46     Banker, President/CEO               1988
                           Myersville Bank

Tod P. Salisbury    41     Partner, Salisbury & McLister       1989
                           Law Firm

James F. Scarpelli, 79     Owner, Scarpelli Funeral Home       1983
Sr.

Karen F. Spiker     42     Real Estate Broker, A & A Realty    1988
                           Better Homes and Gardens

Richard G. Stanton  54     Chairman of the Board, President    1973
                           and CEO First United Corporation and
                           First United National Bank & Trust

Horace P. Whitworth,81     Attorney-at-Law, General Counsel    1970
Jr.                        of First United Corporation,
                           First United National Bank & Trust,
                           First United Securities, Inc.,
                           Oakfirst Life Insurance Corp. and
                           First United Insurance Agency, Inc. (3)

  (1) Except as otherwise indicated, there has been no change in the principal occupation or employment during the past five years.

  (2) This date refers to the year when the individual, with the exception of Messers. Moran, Reiber, Rudy, Salisbury, and Ms.
Spiker, became a Director of First United National Bank & Trust, a subsidiary of the Company. Donald E. Moran became a Director of First United Bank of West Virginia, N.A. in 1961 and a Director of the Company in 1988. Robert W. Kurtz became a Director of the
Company in 1990.  I. Robert Rudy and Karen F. Spiker became
Directors of the Company in 1992.  All other directors became

                                   -73-
directors of the Company in 1985. Paul Cox, Jr., Terry L. Reiber, and Tod P. Salisbury became directors of the Company in 1993 and Myersville Bank in 1993, 1988, and 1989 respectively.

  (3)  Horace P. Whitworth, Jr., Esquire has been retained as
General Counsel for the Company and several subsidiaries of the Company, (First United National Bank & Trust, First United
Securities, Inc., Oakfirst Life Insurance Corporation, and First United Insurance Agency, Inc.). The Company and the aforementioned subsidiaries propose to retain Mr. Whitworth as General Counsel for the current fiscal year.

The Board of Directors recommends that shareholders vote "FOR" such nominees.

Directors Fees and Meeting Attendance

        A director of the Company receives up to $350 for a Board meeting and up to $175 for each committee meeting of the Board of which the Director is a member, depending on the length of the meeting. Directors of subsidiaries of the Company are compensated for their attendance of meetings of the subsidiaries' Boards.

         During 1993 the Board of Directors of the Company held sixteen meetings. All incumbent Directors who are nominees for re-election attended at least 75% of the Board Meetings and meetings of each committee of the Board on which such Director served, with the exception of Donald M. Browning, who attended 44% of such Board meetings and 100% of meetings of the committees on which he serves. In addition, Directors of the Company's subsidiaries have met in accordance with guidelines established by the Board of Directors.

Committees of the Board of Directors

          In addition to meeting as a group, certain members of the Board also devote their time to certain standing committees. Among those committees are the Audit, Investment and Funds Management and Executive Committees, whose members and principal functions are listed below. The Chairman of the Board, President and CEO of the Company, Richard G. Stanton, is an ex-officio member of all committees, except the Audit Committee.

Audit Committee - The Audit Committee, which consists of Donald M. Browning, Dr. B.L. Grant, Donald E. Moran, and Karen F. Spiker, reviews significant audit and accounting principles, policies and practices, meets with the Company's auditor to review the Company's internal auditing function, and meets with the Company's independent auditors to review the results of the annual examination. This Committee met four times in 1993.



                                   -74-
         Investment and Funds Management Committee - This Committee reviews and recommends changes to the Company's asset and liability, investment, liquidity, and capital plans. The
Investment and Funds Management Committee met once in 1993.
Members of the Committee are:  David J. Beachy, Robert W. Kurtz,
Dr. Andrew Mance, I. Robert Rudy, and James F. Scarpelli, Sr.

          Executive Committee - This Committee is responsible for reviewing and recommending changes to the Company's insurance program, overseeing compliance with the Company's By-Laws and Articles of Incorporation, supervising the Company's CEO, monitoring the performance of the Company and its subsidiaries, recommending changes to the Company's and subsidiaries' personnel policies, serving as a director nomination committee, and functions with the authority of the full Board between meetings of the Board. The Executive Committee met one time in 1993. Members of the Committee are: Rex W. Burton, Dr. B.L. Grant, Robert W. Kurtz, I. Robert Rudy, and Horace P. Whitworth, Jr.

         Executive Compensation Committee - The Executive Compensation Committee is responsible for recommending to the Board a compensation policy for the CEO and other Executive Officers of the Company and its subsidiaries. Members of this Committee are:
David J. Beachy, Rex W. Burton, I. Robert Rudy, and Horace P. Whitworth, Jr. This Committee met four times in 1993. The following directors from First United National Bank & Trust Board also served on this Committee: Richard D. Dailey, Elaine L. McDonald, and Robert G. Stuck.


Compensation Committee Interlocks and Insider Participation

        The Executive Compensation Committee is comprised of members of the Board of Directors of the Company and of First United National Bank & Trust who are not employees of the Company. Mr. Whitworth, who serves as General Counsel to the Company and certain of its affiliates, received approximately $20,000 in legal fees in connection with such services during 1993.

RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS (PROPOSAL NO. 2)

          Subject to ratification by shareholders, the Board of Directors has reappointed Ernst & Young as Independent Auditors to audit the consolidated financial statements of the Company and its subsidiaries. Ernst & Young has advised the Company that no one within the firm nor any of its members or associates has any direct financial interest in or has any connection with the Company or its subsidiaries other than as Independent Auditors. No representatives of Ernst & Young are expected to be present at the Annual Meeting.

                                   -75-
The Board of Directors recommends that shareholders vote "FOR" such ratification.

REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS

Summary Compensation Table

     The following sets forth the total remuneration for services in all capacities paid during each of the last three fiscal years to the chief executive officer and each of the other executive officers of the Company as to whom total remuneration exceeded $100,000 during the fiscal year ended December 31, 1993.


     Name and            Year   Salary   Bonus     All other
Principal Position                               Compensation
                                 (1)      (2)       (3) (4)

Richard G. Stanton       1993 $158,939  $18,637   $19,463
Chairman of the Board    1992  158,532   35,564    21,970
President and CEO        1991  142,836        0    17,842

Robert W. Kurtz          1993 $107,396  $17,945   $10,187
Executive Vice President 1992  104,711   25,198    12,221
and Treasurer            1991   93,396        0    10,658

William B. Grant         1993  $95,196  $17,945   $12,567
Executive Vice President 1992   95,196   25,198    13,885
and Secretary            1991   84,996        0    11,258

(1)  Includes directors fees.
(2)  The bonus was issued in 1994 for 1993 performance.
(3) Includes (i) basic and matching contributions made by the Company under the Company's Profit Sharing Plan of $18,429, $9,520, $11,900 for Messrs. Stanton, Kurtz, and Grant, respectively, and (ii) contributions made by the Company under the Employee Stock Ownership Plan of $1,035, $668, and $668 for Messrs. Stanton, Kurtz, and Grant respectively. Each of Messrs. Stanton, Kurtz, and Grant has in excess of 7 years of credited service under the respective plans, and is therefore 100% vested.

 (4) First United National Bank & Trust's profit sharing plan and pension and salary deferral plan are described under the caption
"Pension and Profit Sharing".

Executive Compensation Committee Report

        The basic philosophy of the Company's compensation program is to offer competitive compensation for all executive employees that takes into account both individual contributions and corporate performance. Compensation levels for executives were recommended


                                   -76-
by the Executive Compensation Committee and approved by the non-employee directors of the Board.

        The principal elements of executive compensation are salary and bonus. Base salaries are set at levels intended to foster a career orientation among executives, consistent with the long-term nature of the Company's business objectives. Salary adjustments and bonus amounts are determined in accordance with the Annual Incentive Program established for executive officers and other members of senior management in 1992.

        The program, which was developed in consultation with the Company's independent auditors, utilizes a targeted goal oriented approach whereby each year the Compensation Committee establishes performance goals based on the recommendation of the Chairman and Chief Executive Officer. The performance goals include such strategic financial measures as: Return on Equity, Return on Assets, and Efficiency Ratio. Each of these elements is weighted approximately the same. The measures are established annually at the start of each fiscal year and are tied directly to the Company's business strategy, projected budgeted results and competitive peer group performance.

        The targeted goals are set at levels which reward only continued exceptional Company performance in the upper percentile of the competitive peer group. The incentive awards (consisting of upward salary adjustments and bonus amounts) are expressed as a percent of base pay (excluding director fees) and measured on a range around the targeted goals with a fixed maximum incentive award. Performance below certain stated minimum threshold levels will result in no incentive payout to the executives. The goals established at the beginning of fiscal 1993 were met, and accordingly, bonuses were awarded. However, since the targets were not exceeded to the same extent as in prior years, the amounts of salary adjustment were lower.

                             BY: EXECUTIVE COMPENSATION COMMITTEE
                                 I. Robert Rudy, Chairman
                                 David J. Beachy
                                 Rex W. Burton
                                 Richard D. Dailey
                                 Elaine L. McDonald
                                 Robert G. Stuck
                                 Horace P. Whitworth, Jr.









                                   -77-
PERFORMANCE GRAPH
Set forth below is a graph showing 5 year cumulative total return of the First United Corporation Common Stock as compared with the NASDAQ - listed bank index and the NASDAQ total index.

        Total   NASDAQ  First United
Year    NASDAQ  Banks   Corp
1989    121.24  111.15  123.22
1990    102.95   81.41  110.97
1991    165.19  133.41  111.76
1992    192.08  193.95  139.65
1993    219.19  221.04  254.23


PENSION AND PROFIT SHARING PLANS

        The following table shows the maximum annual retirement benefits payable under the Company's Defined Benefit Pension Plan for various levels of compensation during the year of service:



APPROXIMATE ANNUAL BENEFIT UPON RETIREMENT AT AGE 65 BASED ON YEARS OF CREDITED SERVICE FINAL ANNUAL
COMPENSATION  15 YEARS   20 YEARS   25 YEARS   30 YEARS   35 YEARS
$   30,000    $  6,000   $  8,000  $  10,000  $  12,000  $  14,000
    70,000      15,000     20,000     25,000     30,000     35,000
    110,000     24,000     32,000     40,000     48,000     56,000
    150,000     33,000     44,000     55,000     66,000     77,000
    190,000     33,000     44,000     55,000     66,000     77,000

    For purposes of this table, final average compensation shown is twelve times the average of the highest sixty consecutive months in the last one hundred twenty months preceding normal retirement. Also, for purposes of the table, benefits are payable for life with a minimum guarantee of ten years. Benefits are computed on an actuarial basis to convert the benefits as normal retirement to a lifetime only benefit, the amounts would be increased by a factor of 1.0677% during 1993. Social Security benefits are not shown on the table and would not reduce retirement benefits under the plan.

Projected Benefits for Highly Compensated Employees:

                       CURRENT     CREDITED     ESTIMATED ANNUAL
                     COMPENSATION   SERVICE     BENEFITS AT
                      COVERED BY   AT NORMAL    RETIREMENT
                      THE PLAN     RETIREMENT

Richard G. Stanton    $147,439      44 Years      $ 88,925
Robert W. Kurtz         95,196      38 Years        51,084
William B. Grant        95,196      40 Years        52,987


                                   -78-
         The Company also has a Profit Sharing Plan wherein all eligible officers and employees share in the net earnings. Eligibility is determined by one year of service requiring one thousand or more hours worked during that year. Benefits under the plan which consist of a percentage of salary, vest as follows:

                     Vested        Years of              Vested
Years of Service   Percentage      Service              Percentage

Less than 3 years      0%     More than 5 but less than 6    60%
More than 3 but
  less than 4         20%     More than 6 but less than 7    80%
More than 4 but
  less than 5         40%     7 years and over              100%

        Contributions to the Plan are within the discretion of the Board of Directors. Contributions to the Plan for 1993 and 1992 were $566,448 and $459,014, respectively. The Plan also provides for salary deferrals pursuant to Section 401(k) of the Internal Revenue Code. The Company matches 50% of the first 4% of deferred salary and 25% of deferrals over 4% and up to 6% of salary. The Profit Sharing Plan is administered by the Trust Department of First United National Bank & Trust.

        The Company implemented an Employee Stock Ownership Plan in 1988. Eligibility parameters for the ESOP are similar to the Profit Sharing Plan. In 1993 and 1992, the Company contributed
$33,887 and $92,047 respectively to the Plan.


TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

        Some of the directors and officers of the Company and their associates were customers of and had banking transactions with banking subsidiaries of the Company in the ordinary course of business during 1993. All loans and loan commitments included in such transactions were made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and in the opinion of the management of the Company, do not involve more than a normal risk of collectability or present other unfavorable features.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder, the Company's executive officers and directors are required to file with the Securities and Exchange Commission reports of their ownership of Common Stock. Based solely on a review of copies of such reports furnished to the Company, or written representations that no reports were required,


                                   -79-
the Company believes that during the fiscal year ended December 31, 1993 its executive officers and directors complied with the Section 16(a) requirements, except that late filings were made with respect to the following reporting persons. One report was filed approximately 4 days late by Mr. Kurtz; one report was filed approximately 4 days late by Mr. Moran; one report was filed approximately 5 days late by Mr. Rudy; and one report was filed approximately 5 months late by Mr. Scarpelli.


OTHER MATTERS

         As of the date of this proxy statement, the Board of Directors is not aware of any matters, other than those stated above, that may be brought before the meeting. The persons named in the enclosed form of proxy or their substitutes will vote with respect to any such matters in accordance with their best judgement.


                              BY ORDER OF THE BOARD OF DIRECTORS



                              WILLIAM B. GRANT
                              Secretary to the Board

        This past year was one of change. Although the economy began showing signs of a slow recovery, businesses and consumers continued to look closely at a new administration in Washington for changes that could impact the economic climate for years to come. A deficit reduction package, a health care reform proposal, NAFTA and a host of other critical issues kept business focused on developing strategies to survive and prosper in the coming years.

        On a local level, First United continued changing through expansion into new markets, enhancing its product and service line and recording solid loan growth. These factors helped fuel our earnings performance. The net result was another year of very strong earnings and a favorable positioning for managing future growth in the years ahead.

        For 1993, net income decreased slightly to $6.01 million, compared with the $6.20 million recorded in 1992. This represents
$.97 per common share versus $1.01 per share in 1992, a 3.96 percent decrease.

        Our key performance ratios were once again well above industry standards. Return on average assets (ROAA) was 1.42 percent as compared with 1.53 percent in 1992. Total shareholders'


                                   -80-
equity increased 7.75 percent in 1993, to $48.3 million. Return on average shareholders' equity (ROAE) decreased to 12.86 percent from
14.54 percent for 1992.

        We feel confident that the high quality of our assets combined with our strict cost control program is the proper mix to ensure continued long-term growth of our Corporation.

        The value of your investment in First United Corporation continues to grow. As you recall, your Corporation paid a 100 percent stock dividend in June of 1993 in the form of a two-for-one stock split. In addition, the Board announced another special 50 percent stock dividend at the end of the year representing a three-for- two stock split.

        At the end of 1993, your shares had gained 84.21 percent with a year end high ask price of $23.45, as compared with $12.73 at the end of 1992, when adjusted for the stock splits.

Investing In Our Communities

        As one of the few independent commercial banks left in our region, we feel a particular responsibility to ensure that the financial needs of our customers are met in all the communities we serve.

        We are first and foremost a community bank, whether we are serving our traditional markets in Garrett and Allegany counties in Maryland, Mineral, Hampshire and Hardy counties in West Virginia or in our newest market serving Frederick and Washington counties in Maryland. Our focus remains the same-we deliver quality services throughout every level of our organization.

        In order to remain a top performer, we must be where our customers are located, we must price our products competitively and we must offer convenience and customer ease. As part of our mix for growth, we are looking at geographic diversity as one important strategy.

Investing In Our Customers

        Our merger with HomeTown Bancorp, Inc., and its subsidiary Myersville Bank, which was completed on November 30, 1993, has provided us with a solid presence in the growth areas of Frederick and Washington counties. We have a receptive market for our products, delivered through a quality organization and staffed by talented professionals. We plan to further strengthen our already strong customer base in this area. In 1994, we also will place a strong emphasis on intensive product training for Myersville employees. Every-one is excited about the professional development courses offered. They underscore our commitment to our employees and to our customers.

                                   -81-
        Our other expansion markets showed strong growth in 1993. Our West Virginia affiliate doubled its community office presence with the addition of full service offices in Romney and Moorefield. First United Bank of West Virginia has per-formed beyond our expectations for 1993 and has boasted an increase in loans of $7.9 million while increasing deposits $4.7 million. This growth is important because these funds are invested locally, helping to support the needs of our communities.

        Investing in our communities also means providing a broad array of products and services for our customers so that they may make important, personal investment choices. Continued low interest rates helped spark a renewed interest in home mortgage refinancing and new home purchases. Our special fixed rate mortgage program was successful by any measure.

        Overall, First United Corporation's loans grew by $14.8 million with the majority serving the residential market.

        Also, we diversified our product line and balanced our core banking business with other key specialty businesses such as brokerage and insurance. While interest rates remain low, banks must look for ways to compete with non-financial organizations for investment dollars. We remain confident that our position as a full service financial provider is a strategy our customers will embrace.

        We completed our first full year with PRIMEVEST Financial
Services, Inc., a registered broker-dealer at First United that provides full service brokerage services.* Investment executives available through PRIMEVEST now sell a broad array of investment products including stocks, bonds and mutual funds.

        Likewise, our insurance business created a foundation for growth during the past year. We now have 45 licensed agents selling annuities, having added seven of those agents in 1993. We continue to have 26 licensed agents to sell property and casualty insurance.

        Our Trust Department again recorded impressive gains with a 25 percent growth in assets from the previous year. For the year we earned $.74 million in income, and now manage more than $110 million in assets. Our trust officers utilize all of the investment and advisory vehicles available through First United and its other services. Our customers work with individual officers who understand their particular needs and goals and provide advice and guidance. These customers continually tell us they value this relationship and actively refer their friends to us.

        As we add to our traditional banking services, we move closer to our goal of providing complete financial relationships

                                   -82-
with our customers. Another ingredient needed to meet this goal is conveniently located community offices.

        During 1993, we added three community offices and three ATMs to our network. We expanded our supermarket banking presence with another full service office in Martin's Food Market in Hagerstown, the ultimate in customer convenience. We will continue to look for the right opportunities to expand our retail franchise where it makes sense, continuing our long-term growth strategy.

Investing In Our Future

        While growth is indeed important to support our long-term performance, we remain prudent in the management of our loan portfolio. We scrutinize each loan carefully to fully understand and minimize any risks. Our ongoing loan review process helps us to detect problems in the early stages and prompts us to react in a timely fashion.

        Even though our net credit losses increased to $.76 million in 1993 from $.49 million in 1992, the largest portion of this increase was represented in one loan, with the loss provided for from previous years' earnings. Therefore, the loan loss provision actually was $.45 million less than in 1992.

        Each of our businesses, while profitable and important individually, works synergistically to create greater overall investments for our shareholders. In order to deliver these products and services in a high quality manner, we rely on our talented and dedicated staff who routinely "go the extra mile." This is an opportunity to thank them publicly for their efforts.

        Our performance is also a result of the guidance and commitment by our board of directors. We thank them all and welcome three new directors from Myersville Bank: Terry L. Reiber, Tod P. Salisbury and Paul Cox, Jr. We wish to thank Gerald L. Glass who retired from the board as an honorary director, and Robert W. Prichard, who resigned from the board but has joined First United as a Community Office Manager for Myersville Bank's Walkersville Community Office scheduled to open later in 1994. We are delighted to use his talents in a full-time capacity.

        Just as important, we thank you our shareholders for your investment in First United and your ongoing support. With the progress we have made this year, I am excited about our prospects for 1994.

Richard G. Stanton
Chairman of the Board,
President and Chief Executive Officer



                                   -83-
        With its headquarters in Oakland, Maryland, First United National Bank & Trust has served customers in the primary markets of Allegany and Garrett counties as well as parts of Pennsylvania and West Virginia since 1900. As the leading independent commercial bank in the area, First United has supported its communities and has been pivotal in their growth and economic development.

        With 15 full service community banking offices and 14 ATMs, First United National Bank & Trust offers access and convenience, including its successful full service community office in Martin's Food Market in LaVale. During 1993, the Bank continued its tradition of quality service with an emphasis on building stronger relationships with current First United customers.

        First United staff members are trained to help customers identify additional products they might need or to help customers receive the best value for their investment dollar.

        With a continued emphasis on training, First United staff members furthered their education in all aspects of traditional and non-traditional product lines -as well as new technologies through computer courses-all aimed at better serving the customers' needs in a more efficient and effective manner.

        First United works at building relationships. Customers are referred to a customer service officer for assistance in choosing deposit, credit or insurance products. Customers with additional investment needs are served through First United's Trust Department or through PRIMEVEST Financial Services, Inc., a registered broker-dealer at First United.

        Many of First United's customers have joined the President's Club, an enhanced program of services offered to individuals who maintain a strong aggregate deposit balance. Club members enjoy numerous benefits of membership including workshops, discounts, seminars, trips and special events.
        For example, PRIMEVEST investment executives offered President's Club members a series of informative investment opportunities seminars during the year. Members learned about tax-free investments, Collateralized Mortgage Obligations, annuities and mutual funds. On a lighter note, members attended many social outings including a professional baseball game, historical tour and Broadway series shows such as Phantom of the Opera and Les Miserables. The President's Club Coordinator keeps in close contact with members to make sure that the programming is diverse and appeals to members' interests.

        First United's employees are mindful of their responsibilities to the communities in which they live. They recognize that improving the quality of life is everyone's business so they willingly offer their time and expertise to projects,

                                   -84-
events and campaigns. It is not unusual to see at least one First United employee taking a leadership role in any civic organization.

        During the year, First United continued its tradition of providing support to numerous projects and programs in Allegany and Garrett counties. And, once again, a First United banker was nationally recognized by the American Bankers Association for outstanding contributions to the Personal Economics Program (PEP), a program to inform students and residents about fundamentals of personal finance. Gretchen Rush, PEP Coordinator was the third First United banker to receive this prestigious award.

        Since joining the First United family in 1988, First United Bank of West Virginia, N.A. has successfully blended quality service with convenience in order to serve its customers. The result is a doubling of its presence in its now broader market area.

        As a community bank representing the geographically diverse areas of West Virginia, First United has made a commitment to reinvest its funds locally in its communities. At the end of 1993, the bank had provided significant funding to its newest market areas of Romney and Moorefield, West Virginia.

        The growth of both of these markets is particularly noteworthy because they are the outgrowth of the successful planning and execution of First United's strategic plan for long-term development. First United and its Board of Directors determined that growth needed to come from the combination of product development, the creation of greater efficiencies and geographic expansion. First United Bank of West Virginia exemplifies each of these attributes.

        At the same time, profits, quality, safety and soundness are never sacrificed for growth alone. Through the application of stringent lending criteria and an ongoing loan review process, First United lenders maintain a high quality loan portfolio. Each loan is carefully reviewed and assessed and, because First United bankers understand the communities where they lend, they can work directly with customers and better serve their needs.

        During the year, many homeowners took advantage of the favorable interest rate environment for mortgage refinancing. In addition, many first time home buyers were able to take advantage of the low rates. This represents the best kind of investment in the fabric of the community and supports First United's philosophy of serving its local communities first.

        The employees believe in their communities and spend much of their free time in volunteer work. Staff members of First United Bank of West Virginia not only continued to participate in ongoing


                                   -85-
projects such as their partnership with Burlington Elementary
School, but added new projects, including the Tri-County Fair and Romney Heritage Days.

        Bringing together profitable community banks which share a common culture often can be a challenging task. The success of these efforts is dependent upon the willingness of each bank to maintain its best qualities, while creating efficiencies which will benefit the Corporation as a whole and increase shareholder value.

        With the merger of Myersville Bank at the end of 1993, First United Corporation has gained a bank committed to quality service and one whose customers will benefit from First United's expanded product line. In addition, Myersville Bank serves the growing communities in Washington and Frederick counties which offer excellent opportunities to increase the Corporation's presence in its regional banking market.

        For example, customers of Myersville Bank now have access to the Trust services of First United. First United offers a complete spectrum of personal trust services delivered one-on-one by professional trust officers. Each relationship is individualized to meet the particular lifestyle needs of each client.

        Myersville customers may also take advantage of the property and casualty products and annuities offered through First United's insurance business. And, full service brokerage services are offered through PRIMEVEST Financial Services, Inc., a registered broker-dealer at First United.

        The convenient location of community offices is important to customer satisfaction, and First United has added offices and ATMs throughout its regional market to further improve its network. Another full service community banking office was added in Martin's Food Market in Hagerstown, Maryland. Customers of the First United family of banks have supported supermarket banking with great enthusiasm, and Myersville customers should be equally pleased with the added convenience. First United's family of community banks will continue to look for opportunities to expand its presence in these locations while growing its traditional community office locations. For example, later in 1994, Myersville Bank will open another office in the Walkersville area, broadening its service in Frederick County.

        As a community bank, improving the quality of life is critical to its mission, and Myersville Bank and its employees have been active in several endeavors including the Personal Economics Program (PEP), Hospice of Washington County and the Frederick County Alliance of Financial Institutions Through Education (FARE), an organization of bankers seeking to improve the awareness of financial resources available to small business owners and low to moderate income households.
                                   -86-
  This section presents management's discussion and analysis of the financial condition and results of operations of First United Corporation and subsidiaries (collectively, the "Corporation"), including First United National Bank & Trust, First United Bank of West Virginia, N.A. and Myersville Bank (the "Banks"), and Oakfirst Life Insurance Corporation.

  This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

  In May 1993, the Corporation declared a 100% stock dividend effected in the form of a two for one stock split which was paid on June 15, 1993. Share and per share information in the accompanying financial statements have been restated to reflect this stock split.

  On November 30, 1993, the Corporation acquired all the outstanding stock of HomeTown Bancorp, Inc. in exchange for up to 697,500 shares of the Corporation's common stock, along with cash in lieu of fractional shares, consummating the acquisition announced in March 1993. HomeTown's sole subsidiary was Myersville Bank. The acquisition was accounted for as a pooling-of-interests. Accordingly, financial data presented has been restated to reflect this acquisition as if it occurred at the beginning of the periods presented.

  In December 1993, the Corporation declared a 50% stock dividend effected in the form of a three for two stock split which was paid on February 8, 1994. Share and per share information in the accompanying financial statements have been restated to reflect this stock split.


Earnings Analysis

Overview. The Corporation reported consolidated net income of $6.01 million in 1993, which represents the second highest level of net income earned in the Corporation's history, surpassed only by the record net income of $6.20 million earned in 1992. These net income amounts compare with net income of $5.31 million reported in 1991. Return on average assets (ROAA) declined to 1.42% in 1993 from 1.53% in 1992 and increased over the ROAA of 1.33% in 1991.

Return on average shareholders' equity (ROAE) was 12.86%, 14.54% and 13.57% for the years ended December 31, 1993, 1992 and 1991, respectively. Earnings per share decreased to $.97 in 1993 from $1.01 in 1992, and compared with $.86 in 1991.

Net Interest Income. The level of net interest income is affected by changes in interest rates, account balances and the mix of earning assets and interest-bearing liabilities. In 1993, net interest income increased to $21.13 million, compared with $20.15

                                   -87-
million in 1992 and $18.33 million in 1991. The improvement in 1993 represents an increase of 4.86% over 1992's net interest income. The two components which comprise net interest income, total interest expense and total interest income, both declined in 1993 compared with 1992, due primarily to the declining interest rate environment. However, the decline in gross interest expense to $11.36 million in 1993 from $14.83 million in 1992 was greater than the $2.50 million decrease in gross interest income to $32.48 million in 1993 from $34.98 million in 1992. Interest expense declined more than interest income because the Corporation's liabilities repriced faster than its assets.

  For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons among taxable and tax-exempt assets by increasing tax-exempt income by an amount equivalent to the Federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate.

  The taxable equivalent net interest margin was 5.37% in 1993 which equals 1992's mark. This compares with 5.02% in 1991. Declining interest rates throughout most of the year caused a decrease in the taxable equivalent yield on earning assets to 8.21% in 1993 from 9.23% in 1992. Similarly, the average cost of funds also fell to 2.84% in 1993 from 3.86% in 1992. The following table compares the components of the net interest margin and the changes occurring between 1993, 1992 and 1991.

Allowance for Loan Losses

The allowance for loan losses is based on management's continuing evaluation of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans. The table below presents the activity in the allowance for loan losses by major loan category for the past five years. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.


Other Operating Income

Non-interest income increased $.74 million or 26.84% in 1993 as compared to 1992. The increase was due to increased trust department earnings and other non-interest related fees. Although these amounts are not a material portion of the Corporation's earnings as a whole, management anticipates continued growth in these areas.



                                   -88-
Other Operating Expense

Non-interest expense increased $2.10 million, or 16.08%, in 1993 over 1992. Salaries and employee benefits increased to $7.63 million during 1993 compared with $6.75 million for the previous year. This 12.98% increase was primarily due to additional staffing requirements resulting from the opening of the Romney, Moorefield and Hagerstown Martin's community offices.

  Occupancy and equipment expense increased a combined $350,000 in 1993 from 1992. This increase was a result of the opening of the three community offices and depreciation expense related to the purchase of equipment in conjunction with automation upgrades.

  In addition, the Corporation had approximately $290,000 in non-deductible costs associated with the acquisition of HomeTown
Bancorp, Inc., which was completed on November 30, 1993.

Applicable Income Taxes

Applicable income taxes include both current and deferred portions, which are detailed in Note 8 of the audited consolidated financial statements. At $3.18 million, taxes represented 34.57% of income before taxes.

Investment Securities

Securities in the investment portfolio at December 31, 1993, totalled $81.53 million compared with $82.25 million and $78.75 million at December 31, 1992 and 1991, respectively. The Corporation manages its investment portfolios within policies which seek to achieve desired liquidity levels, manage interest rate sensitivity risk, meet earnings objectives, and fulfill requirements for collateral to support deposit activities. The Corporation had no concentrations of investment securities from any single issuer, excluding the U.S. Government and U.S. Government-sponsored agencies, that constituted 10% or more of shareholders' equity at year-end 1993. Table 7 shows the distribution by type of the investment portfolio for the three years ended, December 31, 1993, 1992, and 1991.

  U.S. Treasury and Federal Agency securities decreased  $281,000 during 1993. Other investments decreased $2.53 million, while municipal securities declined $2.43 million from year-end 1992 to fund loan growth.








                                   -89-
Table 1: Net Interest Margin (As % of Earning Assets)
(Dollar Amounts in Thousands)
                  1993            1992               1993
               Average  Equi.    Average  Equi.       Average Equi.
                Tax     Rate     Tax      Rate       Tax     Rate
             Balance            Balance             Balance
- -----------------------------------------------------------------
Earning Assets $399,171  8.21%  $384,543  9.23%   $377,552  10.39%
Interest-bearing
Liabilities     333,022  3.41%   325,159  4.56%    321,512  6.32%
Net Benefit of Non-
interest-bearing
Funds                     .57%             .70%              .95%
Average Cost of Funds    2.84%            3.86%             5.37%
Net Interest Margin      5.37%            5.37%             5.02%






































                                   -90-

Table 2: Activity of Loan Loss Reserve
(Dollar Amounts in Thousands)

        Summary of Loan Loss Experience
        Years Ended December 31
                           1993    1992     1991     1990     1989

Balance at Beginning
  of Period            $  2,798 $  2,572 $  2,527 $  2,033 $  1,914
Loans Charged Off:
Commercial, Financial,
     and Agricultural      469       53      250      465       43
Real Estate-Construction     0        0        0        0        0
Real Estate-Mortgage       359      359      276      244      336
Installment                264      349      588      606      612
  Total Loans
    Charged Off       $  1,092 $    761 $  1,114 $  1,315 $    991

Recoveries of Loans:
Commercial, Financial,
     and Agricultural      135       87       50       13       17
Real Estate-Construction     0        0        0        0        0
Real Estate-Mortgage        97       79       60       76      129
Installment                 99      102       97      106      105
Total Loans Recovered      331      268      207      195      251
Net Loans Charged Off      761      493      907    1,120      740
Provision Charged to
  Operations               269      719      952    1,614      859
Balance at End
  of Period           $  2,306 $  2,798 $  2,572 $  2,527 $  2,033
Loans Net of Unearned Income
   at End of Period   $316,782 $302,461 $284,088 $287,593 $281,970
Daily Average Amount
  of Loans            $308,804 $289,772 $283,558 $285,051 $277,978
Allowance for Possible Loan Losses
  to Loans Outstanding   0.73%    0.93%    0.91%    0.88%    0.72%
Net Charge Offs to Average
     Loans Outstanding   0.25%    0.17%    0.32%    0.39%    0.27%

Non-performing loans at the end of 1993 were $1.68 million or .53% of total loans outstanding. This compares to $2.73 million, or .91%, of total loans outstanding at the end of 1992. The decrease in non-performing loans was chiefly due to the disposition of one loan. This disposition is reflected by increased charge-offs in 1993.








                                   -91-
Table 3: Summary of Assets, Liabilities, and Shareholders' Equity
(Dollar Amounts in Thousands)
Consolidated Average Statements of Financial Condition

                                        Years Ended December 31
                ASSETS                   1993      1992      1991

U.S. Treasury Securities              $ 22,883   $ 20,557  $ 13,320
U.S. Government Agencies                34,820     35,701    30,376
State and Municipal Securities           8,954     12,617    14,814
Other Investments                       15,859     16,039    18,322
Federal Funds Sold                       7,851      9,857    17,162
                                        90,367     94,771    93,994
Commercial, Financial,
     and Agricultural Loans             43,874     45,319    46,566
Real Estate-Construction Loans           4,968      2,912     1,319
Real Estate-Mortgage Loans              210,810   189,253   177,766
Installment Loans                        49,152    52,288    57,907
Loans Net of Unearned Income            308,804   289,772   283,558
Total Earning Assets                    399,171   384,543   377,552

Allowance for Possible Losses            (2,775)   (2,714)   (2,318)
Other Assets                             25,875    24,336    22,676
Total Assets                           $422,271  $406,165  $397,910

LIABILITIES & SHAREHOLDERS' EQUITY

Non-Interest Bearing Deposits          $ 36,054  $ 32,667  $ 31,548
Interest Bearing Transaction Accounts    87,538    79,722    71,120
Savings                                  73,528    66,924    55,359
Time $100,000 or More                    17,093    19,568    22,038
Other Time                              154,863   158,945   172,995
Total Deposits                          369,076   357,826   353,060
Other Liabilities                         6,455     5,676     5,723
Total Liabilities                       375,531   363,502   358,783
Shareholders' Equity                     46,740    42,663    39,127
        Total Liabilities and
        Shareholders' Equity            $422,271 $406,165  $397,910














                                   -92-
Table 4: Loans Outstanding
(Dollar Amounts in Thousands)
December 31
                          1993      1992     1991     1990     1989
Commercial, Financial,
     and Agricultural  $ 38,351 $ 48,295 $ 46,666 $ 46,524  $44,248
Real Estate-Construction 10,902    4,568    2,118    1,798    4,218
Real Estate-Mortgage    220,228  198,659  173,364  175,206  163,239
Installment              47,301   50,939   61,940   64,065   70,265
Total                  $316,782 $302,461 $284,088 $287,593 $281,970

                                  Loan Distribution  (%)
                           1993     1992     1991     1990     1989
Commercial, Financial,
     and Agricultural      12.11%   15.97%   16.43%   16.18% 15.69%
Real Estate-Construction    3.44%    1.51%    0.75%    0.62%  1.50%
Real Estate-Mortgage       69.52%   65.68%   61.02%   60.92% 57.89%
Installment                14.93%   16.84%   21.80%   22.28% 24.92%
        Total             100.00%  100.00%  100.00%  100.00%100.00%

Loan Portfolio

The Corporation, through the Banks, is active in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland, Mineral, Hardy and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and adequacy of the reserve for loan losses. These policies, coupled with on-going training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Table 4 presents the composition of the Corporation's loan portfolio by significant concentration.

  The Corporation's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories and has an in-depth knowledge of the risk to which a given credit is subject. The Corporation had no foreign loans in its portfolio as of December 31, 1993.

  In 1993, net loans increased a total of $14.81 million, or 4.94% from year end 1992. The growth in loans was primarily due to an increase in mortgage volume, which is attributable to declining interest rates in 1993. The funding for the increased loan demand came largely from federal funds sold, which decreased $6.89 million or 78.36%, and from the maturities of the investment portfolio.

                                   -93-
  It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt.
At December 31, 1993, $438 of non-accrual loans were secured by collateral with an estimated value of $317. The amount listed in Table 5 under restructured loans in 1992 is also included in the non-accrual loans total for 1992.

At December 31, 1993, the Corporation had $1.9 million in loans for which payments were current, but the borrowers were experiencing financial difficulties. Those loans are subject to constant management attention and their classification is reviewed monthly.

Deposits

Deposits remained relatively unchanged, increasing $2.70 million to $368.53 million from $365.83 million at December 31, 1993 and 1992, respectively. This modest growth in deposits can be attributed largely to the low interest rate environment throughout much of 1993 and the intensifying competition for depositors' funds from other commercial banks, thrifts, credit unions, mutual fund, and equity securities. At December 31, 1991, deposits were $354.62 million.

Capital Resources

The banking subsidiaries of the Corporation are subject to risk-based capital regulations which were adopted by Federal banking regulators and became fully phased in on December 31, 1992. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance-sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debt, and grand-fathered senior debt, plus the allowance for credit losses, subject to certain limitations.

  Under the risk-based capital regulations, as of December 31, 1992, banking organizations are required to maintain a minimum 8% total risk-based capital ratio (the ratio of total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio

                                   -94-
of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. At December 31, 1993, the Corporation's risk-based capital ratio was 18.88%, well above the regulatory minimum of 8.00%. Risk-based capital at December 31, 1992 was 18.51%.

  During 1993, shareholders' equity grew $3.48 million, or 7.75%, to $48.37 million. This growth was made possible through retained earnings and the positive effects of stock purchases through the dividend reinvestment and stock purchase plan. During 1992, shareholders' equity grew $4.25 million to $44.89 million, a 10.46% increase over the $40.64 million level at December 31, 1991. This growth was due to retained earnings and the effects of the dividend reinvestment and stock purchase plan.

  Cash dividends of $.47 per share were declared in 1993, compared with $.34 per share in 1992 and $.39 per share in 1991.

  The Corporation believes that a strong capital position is vital to continued profitability and to promote depositor and investor confidence. The Corporation's consolidated capital levels are a result of its capital policy which establishes guidelines for each subsidiary based on industry standards, regulatory requirements, perceived risk of the various businesses, and future growth opportunities. The Corporation requires its bank affiliates to maintain capital levels above the regulatory minimums for Tier
1 capital, Total risk adjusted capital (Tier 1 plus Tier 2) and leverage ratios. The primary source of equity capital available for the banking subsidiaries and other affiliates is earnings with other forms of capital available from the holding company.

Asset and Liability Management

Introduction. The Asset/Liability Management Committee of the Corporation seeks to assess and manage the risk associated with fluctuating interest rates while maintaining adequate liquidity. To accomplish this, the Committee formulates and effects policies which take into account the sources and uses of funds, maturing distributions, pricing strategies and marketability of assets.

                                   -95-
Liquidity. Liquidity management involves strategy designed to assure that withdrawal demands and credit needs of the local marketplace are accommodated. Total liquid assets represented by cash, investment securities, and loans maturing within one year amounted to $128.96 million or 30.46% of 1993 year end assets.

Additional liquidity is available from a $43 million line of credit at the Federal Home Loan Bank of Atlanta and $8 million in unused lines of credit at various correspondent banks.

Interest Rate Sensitivity. Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the generally prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margin, to enhance consistent growth of net interest income through periods of changing interest rates. The
Corporation uses interest sensitivity "gap" analysis and simulation models to measure and manage these risks. The gap report assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represents the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. The opposite is true for a negative gap position.

  In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. This modeling reflects interest rate changes and the related impact on net income over specified periods.

  Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.




                                   -96-
  Table 8 presents the Corporation's interest rate gap position at December 31, 1993. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time.


The table below reflects the Corporation's non-performing assets for the five years ended December 31, 1993.

Table 5: Risk Elements of Loan Portfolio
(Dollar Amounts in Thousands)
                                       Years Ended December 31
                             1993     1992    1991    1990    1989

Non-Accrual Loans          $  438   $2,337  $3,155  $2,067  $  230
Accruing Loans Past
  Due 90 Days or More      $1,243   $  463  $  887  $  652  $  591
Restructured Loans            -     $1,530      -       -       -

Information with respect to non-accrual loans at December 31, 1993 and December 31, 1992 is as follows:

                                    1993   1992

Non-Accrual Loans                 $  438  $2,337
Interest Income That Would Have
     Been Recorded Under
     Original Terms               $  132  $  231
Interest Income Recorded During
     The Period                   $    5  $   13

Table 6: Deposits by Major Classification
(Dollar Amounts in Thousands)
                          1993         1992           1991
                       Average       Average         Average
                       Balance Rate  Balance Rate    Balance Rate
Non-Interest Bearing
  Demand Deposits   $  36,054       $  32,667       $  31,548
Interest Bearing
  Demand Deposits      87,538  2.42%   79,722  3.57%   71,120 4.87%
Savings Deposits       73,528  2.70%   66,924  4.25%   55,359 4.98%
Time Deposits
  $100,000 or More     17,093  4.41%   19,568  5.50%   22,038 5.63%
Time Deposits
  Less Than $100,000  154,863  2.60%  158,945  3.87%  172,995 7.61%








                                   -97-

Table 7: Investment Security Maturities, Yields, and Market Values (Dollar Amounts in Thousands)
                                        December 31, 1993
                                      Taxable
                  U.S.     Federal   State &   Equi.
                Treasury  Agencies  Municipal  Other  Total  Yield
Maturity-book Value
Within One Year   $10,386 $15,514  $ 2,426   $ 1,869  $30,195 5.07%
One to Five Years  13,081  17,751    3,984     8,541   43,357 5.29%
Five to Ten Years   1,508   2,038    3,546                    6.63%
Over Ten Years         50     620    3,763     4,433          6.13%
Book Value        $23,467 $33,315  $ 8,538   $16,211  $81,531 5.32%
Market Value      $23,508 $33,711  $ 8,789   $16,291  $82,299
Taxable Equivalent
  Yield             4.50%   5.03%    8.93%     5.18%    5.32%

DECEMBER 31, 1992
Book Value        $22,565 $34,498  $10,967   $14,218  $82,248
DECEMBER 31, 1991
Book Value        $13,709 $32,803  $13,356   $18,885  $78,753

TABLE 8:  GAP ANALYSIS
(Dollar Amounts In Thousands)
                                As of December 31, 1993
                        0-90     91-365   1-5      Over
                        Days     Days     Years    5 Years    Total
ASSETS
Rate Sensitive
Securities (1)      $ 14,310  $ 17,078  $ 42,465  $  7,678  $81,531
Loans (2)             44,721   111,882    95,445    64,734  316,782
Federal Funds Sold     1,903         0         0         0    1,903

Total Rate Sensitive  60,934   128,960   137,910    72,412  400,216

LIABILITIES
Rate Sensitive Deposits
CD's <$100,000        26,308    56,544    44,007        0   126,859
CD's >$100,000         6,223    13,617     2,197        0    22,037
IMMA                  29,511         0         0        0    29,511
ONE & NOW Account     55,955         0         0        0    55,955

Total Rate Sensitive 117,997    70,161    46,204        0   234,362
(3)

GAP (Rate Sens. Assets Less
Rate Sens. Lia.)    (57,063)   58,799    91,706    72,412   165,854

GAP to Total Assets (13.48%)   13.89%    21.66%    17.10%    39.17%

(1)  Securities are classified based on estimated maturities.


                                   -98-
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.

(3) Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation's historical experience with respect to such accounts.

                        (in thousands, except per share data)
                          1993    1992    1991    1990    1989

                             Balance Sheet Data (at year end)
Total Assets          $423,380 $417,083 $400,296 $398,063 $381,652
Total Deposits         368,527  365,827  354,618  354,687  342,927
Total Loans            314,476  299,663  281,516  285,066  281,550
Total Shareholders'
  Equity                48,372   44,894   40,636   37,640   34,126


OPERATING DATA (for the full year)
Interest Income       $ 32,484 $ 34,981 $ 38,638 $ 40,634 $ 38,932
Interest Expense        11,356   14,834   20,308   22,623   21,617
Net Interest Income     21,128   20,147   18,330   18,011   17,315
Other Operating Income   3,488    2,750    2,674    2,619    1,971
Provision for Possible
  Credit Losses            269      719      952    1,614      859
Other Oper. Expenses    15,158   13,058   12,386   11,824   10,929
Total Oper. Expenses    26,783   28,611   33,646   36,061   33,405
Income before Taxes      9,189    9,120    7,666    7,192    7,498
Income Taxes             3,177    2,918    2,356    2,019    2,123
Net Income            $  6,012 $  6,202 $  5,310 $  5,173 $  5,375


PER SHARE DATA
Net Income            $    .97 $   1.01 $    .86 $    .84 $    .92
Regular Dividends Paid     .36      .34      .33      .33      .32
Special Dividend           .06
Book Value                7.83     7.29     6.62     6.14     5.82

Per share data has been restated to reflect the 50% stock dividend paid on February 8, 1994, 100% stock dividend paid on June 15, 1993, and the 7% stock dividend paid on September 5, 1989.











                                   -99-

To the Shareholders:

The consolidated financial statements, accompanying notes and related financial data of First United Corporation were prepared by Management, who has the primary responsibility for the integrity of the financial information.

The Corporation has a comprehensive system of internal accounting controls designed to provide reasonable assurance that assets are safe-guarded and reported financial information accurately reflects the condition of First United Corporation and its subsidiaries. This system of controls is reviewed by both internal auditors and independent auditors who monitor the adequacy and effectiveness of the control system.

The audit function, selection of independent auditors, and review of the results of regulatory examinations are under the general oversight of the Audit Committee of the Board of Directors. Regular meetings are held with the internal auditors and the independent auditors, both of whom have free, direct access to the Committee.

Ernst & Young, independent auditors, have audited the financial statements of First United Corporation and subsidiaries for the years ended December 31, 1993, 1992, and 1991, as stated in their report.

Richard G. Stanton
Chairman of the Board, President
and Chief Executive Officer


Board of Directors and Shareholders
First United Corporation:

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 1993 and 1992, the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of HomeTown Bancorp, Inc., a wholly-owned subsidiary, which statements reflect total assets constituting
13.3% in 1992 and revenues constituting 11.2% in 1992 and 10.1% in 1991 of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for HomeTown Bancorp, is based solely on the report of the other auditors.


                                   -100-
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December
31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


































                                   -101-
January 21, 1994

(in thousands)                                               December 31
                                         1993         1992
Assets
Cash and Due From Banks                 $ 12,832      $ 14,532
Federal Funds Sold                         1,903         8,792

Investments:
  U.S. Treasury Securities                23,467        22,565
  Obligations of Other U.S.
    Government Agencies                   33,315        34,498
  Obligations of State and
    Political Subdivisions                 8,538        10,967
  Other Investments                       16,211        14,218

Total Investment Securities-Market Value-$82,299 and   $84,572 at
December 31, 1993 and 1992, Respectively  81,531        82,248

  Loans                                  316,782       302,461
Reserve for Possible Credit Losses       (2,306)       (2,798)
             Net Loans                   314,476       299,663
Bank Premises and Equipment                8,026         6,779
Accrued Int. Receivable & Other Assets     4,612         5,069
                        Total Assets    $423,380      $417,083


Liabilities and shareholders' equity

Liabilities
Non Interest-bearing Deposits          $ 41,456       $ 36,649
Interest-bearing Deposits               327,071        329,178
     Total Deposits                     368,527        365,827

Reserve for Taxes, Interest
  and Other Liabilities                   6,481          6,362
     Total Liabilities                  375,008        372,189

Shareholders' Equity

Preferred Stock-No Par Value
  Authorized and Unissued 2,000 Shares
Capital Stock-Par Value $.01 Per Share
  Authorized 12,000 Shares, Issued and
  Outstanding 6,186 Shares in 1993 and
  6,165 Shares in 1992                        62             62
Surplus                                   23,005         22,638
Retained earnings                         25,305         22,194
         Total Shareholders' Equity       48,372         44,894
      Total Liabilities and
      Shareholders' Equity              $423,380       $417,083

                                   -102-
   (in thousands, except per share amounts)            Years ended
 December 31
                                        1993      1992       1991
Interest income:
Interest and Fees on Loans            $27,712    $28,385    $30,856
Interest on Investment Securities:
        Taxable                         3,929      5,155      5,511
        Exempt From Federal Income Taxes  583        973      1,167
                                         -----      -----     -----
                                        4,512      6,128      6,678
Interest on Federal Funds Sold            260        468      1,104
                                         -----      -----     -----
              Total Interest Income    32,484     34,981     38,638

Interest expense
Interest on Deposits:
        Savings                         1,983       2,496     2,757
        Interest-bearing Transaction
        Accounts                        2,115       2,846     3,463
        Time, $100,000 or More            445         757     1,677
        Other time                      6,813       8,735    12,411
                                        ------      ------   ------
              Total Interest Expense   11,356      14,834    20,308
                                        ------      ------   ------
              Net Interest Income      21,128      20,147    18,330
Provision for Possible Credit Losses      269         719       952
                                        ------      ------   ------
              Net Interest Income After
              Provision For Possible
              Credit Losses            20,859      19,428    17,378

Other operating income
Trust Department Income                   744         654       604
Service Charges on Deposit Accounts     1,596       1,392     1,401
Insurance Premium Income                  314         348       397
Other Income                              834         356       272
                                         -----       -----    -----
                                        3,488       2,750     2,674

Other operating expenses
Salaries and Employee Benefits          7,627       6,751     6,392
Occupancy Expense of Premises             977         814       800
Equipment Expense                       1,053         866       724
Data Processing Expense                   386         362       502
Deposit Assessment and Related Fees       923         787       727
Other Expense                           4,192       3,478     3,241
                                        -----       -----     -----
                                       15,158      13,058    12,386
                                        -----       -----     -----
            Income Before Income Taxes  9,189       9,120     7,666
Applicable Income Taxes                 3,177       2,918     2,356
                                        -----       -----     -----

                                   -103-
                      Net Income      $ 6,012     $ 6,202   $ 5,310
Earnings Per Share                    $   .97     $  1.01   $   .86

See notes to consolidated financial statements.
(in thousands, except per share amounts)
                                  Common           Retained  Total
                                  Stock   Surplus  Earnings Capital
Balance at January 1, 1991        $  62   $22,409  $15,169  $37,640
Net Income for the Year                              5,310    5,310
Dividend Reinvestment and Stock
Purchase Plan                                  70                70
Cash Dividends-$.39 Per Share                      (2,384)  (2,384)
                                  -----    ------   ------   ------
Balance at December 31, 1991         62    22,479   18,095   40,636

Net Income for the Year                              6,202    6,202
Dividend Reinvestment and Stock
Purchase Plan                                 159               159
Cash Dividends-$.34 Per Share                      (2,103)  (2,103)
                                  -----    ------   ------   ------
Balance at December 31, 1992         62    22,638   22,194   44,894
Net Income for the Year                              6,012    6,012
Dividend Reinvestment and Stock
Purchase Plan                                 367               367
Cash Dividends-$.47 Per Share              (2,901)          (2,901)
                                   -----    ------  ------   ------
Balance at December 31, 1993       $  62  $23,005  $25,305  $48,372
( ) indicate deduction
See notes to consolidated financial statements.

(in thousands)                            Years ended December 31
                                         1993       1992       1991
Operating activities
Net Income                          $   6,012   $   6,202   $ 5,310
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating
Activities:
      Provision for Possible Credit
      Losses                              269         719       952
      Provision for Depreciation          821         660       572
      Net Accretion and Amortization
         of Investment Securities
         Discounts and Premiums         1,365         943       263
      (Gain) on Sale of Investment
      Securities                          (28)        (19)      (4)
      Decrease in Interest and Other
      Receivables                         457         567     1,276
      Increase (decrease) in Interest and
          Other Payables                  119      1,245     (701)
                                         -----     ------    -----
                  Net Cash Provided by
                  Operating Activities  9,015     10,317     7,668

                                   -104-

Investing activities
Proceeds from Sales of Investment
Securities                              1,614        944       905
Proceeds From Maturities of Investment
Securities                             68,922      41,795   33,637
Purchase of Investment Securities     (71,156)    (47,053) (43,251)
Net (increase) Decrease in Loans      (15,082)    (18,900)   3,028
Purchase of Premises and Equipment     (2,068)     (1,119)    (795)
           Net Cash Used in Investing --------    --------  -------
           Activities                 (17,770)    (24,333)  (6,476)

Financing activities
Net Increase in Demand Deposits,
NOW Accounts and Savings Accounts       8,219     32,580     5,104
Net (decrease) in Certificates of
Deposit                                (5,519)   (21,372)   (5,173)
Cash Dividends Paid or Declared        (2,901)    (2,103)   (2,384)
Proceeds From Issuance of Common Stock    367        159        70
                                       -------    --------  -------
            Net Cash Provided by (Used
            in) Financing Activities      166      9,264    (2,383)
                                       -------    --------  -------
            Decrease in Cash and Cash
            Equivalents                (8,589)    (4,752)   (1,191)
Cash and Cash Equivalents at
Beginning of Year                      23,324      28,076    29,267
                                       ------      ------    ------
            Cash and Cash Equivalents
            at End of Year           $ 14,735    $ 23,324  $ 28,076



See notes to consolidated financial statements.


Note 1 - Summary of Significant Accounting Policies
Principles of Consolidation. The accompanying financial statements of First United Corporation (Corporation) include the accounts of its wholly owned subsidiaries, First United National Bank & Trust
(Bank), First United Bank of West Virginia, N.A. (Piedmont), Myersville Bank (Myersville) and Oakfirst Life Insurance Corporation (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

Investments. Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts using the yield method from the date of purchase to the maturity date as the Corporation has the ability, and it is management's intent to hold such investments to maturity. The cost of investments sold is determined using the specific identification method. In the three-year period ended December 31, 1993, the Corporation sold securities which resulted in gains of $28, $19, and $4 for 1993, 1992 and 1991, respectively.
                                   -105-
Interest on Loans. Interest on loans is recognized based upon the principal amount outstanding. It is the Corporation's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.


Bank Premises and Equipment
Bank premises and equipment are carried at cost, less accumulated provision for depreciation. The provision for depreciation for financial reporting generally has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 50 years for buildings and 4 to 20 years for equipment. The provision for depreciation for general tax purposes and for the Alternative Minimum Tax generally has been made using the double-declining balance method and the ACRS method based on the estimated useful lives of the assets which range from 18 to 50 years for buildings and 4 to 10 years for equipment.


Reserve for Possible Credit Losses. For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for possible credit losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which, in management's judgement, deserve current recognition. For income tax purposes, the Corporation provides the maximum addition to the reserve for possible credit losses allowable under applicable federal income tax law. Deferred taxes are provided or reversed in the statement of income for any difference.


Income Taxes. Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 as of January 1, 1993 was not material to the consolidated statements. The Corporation had previously recorded income taxes using the deferred method under APB No. 11.

The provision for income taxes is based on income and expense amounts reported in the Consolidated Statements of Income adjusted for the effects of the Alternative Minimum Tax. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (i.e., temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in the deferred tax asset valuation allowance.



                                   -106-
Statement of Cash Flow. The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $11,242, $15,689 and $24,388 in interest on deposits and other borrowed money for the years ending December 31, 1993, 1992 and 1991, respectively.

Earnings Per Share. Earnings per share are based on the weighted average number of shares outstanding of 6,178, 6,155 and 6,142 for 1993, 1992 and 1991, respectively.

For comparative purposes, earnings per share, dividends per share and weighted average shares outstanding for the years ended December 31, 1993, 1992 and 1991, have been restated to reflect the 50% stock dividend effected in the form of a three-for-two stock split of the Corporation's common stock, paid February 8, 1994, to shareholders of record as of January 14, 1994.

Recently Issued Accounting Guidance. In May 1993, the FASB issued Statements No. 114 and 115, "Accounting by Creditors for Impairment of a Loan," and "Accounting for Certain Investments in Debt and Equity Securities," respectively. The Corporation is required to adopt Statements No. 114 and 115 in the fiscal years ending
December 31, 1995, and December 31, 1994, respectively. The
Corporation has not yet completed all of the analyses required to estimate the impact of adopting Statement No. 114 and, accordingly has not determined the effect of its implementation on the Corporation's financial position and results of operations.
Management believes that the effect of adopting Statement No. 115 will not have a material impact on the Corporation's financial position and results of operations.


Note 2 - Merger
On November 30, 1993, the Corporation merged with HomeTown Bancorp, Inc. (and its subsidiary Myersville Bank). On that date, the Corporation issued up to 697,500 shares of its common stock in exchange for all of the outstanding shares of HomeTown Bancorp's common stock. On December 23, 1993, HomeTown Bancorp (the holding company) was dissolved resulting in Myersville Bank becoming a direct subsidiary of the Corporation. The consolidated financial statements of the Corporation give retroactive effect to the merger, which has been accounted for as a pooling of interests. Accordingly, the financial statements of the Corporation and Myersville Bank have been combined and are included in the consolidated financial statements of the Corporation for all periods presented.






                                   -107-

Note 2 - Merger continued
Revenue, net income and dividends
per share for the Corporation and for
Myersville Bank were as follows:

                              Years Ended December 31
                                 1993    1992    1991
Revenue:
  First United Corp.            $31,346 $32,997 $36,430
  Myersville Bank                 4,626   4,734   4,882
  Combined                      $35,972 $37,731 $41,312

Net Income:
  First United Corp.            $ 5,332 $ 5,509 $ 4,772
  Myersville Bank                   680     693     538
  Combined                     $  6,012 $ 6,202 $ 5,310

Dividends per share:
  First United Corp.           $    .53 $   .40 $    46
  Myersville Bank                  1.40    1.35    1.26
  Combined                          .47     .34     .39


Note 3 - Investment Securities
The amortized cost and market values of
investments in debt securities are as follows:

       There were no unrealized losses in the Corporation's investment portfolio at December 31, 1993 and 1992.

       The amortized cost and market value of debt securities at December 31, 1993, by contractual maturity, are shown at right. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     At December 31, 1993, investment securities with a book value of $23,545 were pledged to secure public and trust deposits as required or permitted by law.














                                   -108-

                   December 31, 1993            December 31, 1992

              Gross                       Gross
            Amortized Unrealized Market Amortized Unrealized Market
              Cost    Gains      Value    Cost      Gains    Value

U.S. Treasury
Securities     $23,467   $ 41   $23,508   $22,565   $ 267   $22,832
U.S. Government
 Agencies and
 Corporations   33,315    396    33,711    34,498     551    35,049
Obligations of
 States and
 Political
 Subdivisions    8,538    251     8,789    10,967     863    11,830
Mortgage-backed
Securities      14,344     80    14,424    13,668     643    14,311
Other Debt
 Securities      1,867            1,867       550               550
                 ------   ----    ------    ------    ----   ------
     Totals    $81,531   $768   $82,299   $82,248  $2,324   $84,572


                                        Amortized       Market
                                           Cost         Value
Due in One Year or Less                  $30,195       $30,363
Due After One Year Through Five Years     43,357        43,723
Due After Five Years Through Ten Years     3,546         3,698
Due After Ten Years                        4,433         4,515
                                          ------        ------
                                         $81,531       $82,299


Note 4 - Reserve for Possible Credit Losses
Transactions in the reserve for possible credit losses are summarized at right:

Non-accruing loans were $438, $2,337 and $3,155 at December 31, 1993, 1992 and 1991, respectively. Interest income not recognized as a result of non-accruing loans was $132, $231, and $346 during the years ended December 31, 1993, 1992, and 1991, respectively.


                                 1993      1992     1991
Balance at January 1            $2,798    $2,572   $2,527
Provision Charged to
     Operating Expense             269       719      952
                                 3,067     3,291    3,479
Gross Credit Losses             (1,092)     (761)  (1,114)
Recoveries                         331       268      207
Net Credit Losses                 (761)     (493)    (907)
Balance at December 31          $2,306    $2,798   $2,572

                                   -109-
Note 5 - Loans and Concentrations of Credit Risk
The Corporation, through its banking subsidiaries, is active in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland and Mineral, Hardy and Hampshire counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The table at right presents the Corporation's composition of credit risk by significant concentration.

December 31, 1993                                Loan
                                      Loans   Commitments     Total
Commercial, Financial and
Agricultural                        $ 38,351  $  8,426     $ 46,777
Real Estate-Construction              10,902     2,152       13,054
Real Estate-Mortgage                 220,228     7,361      227,589
Installment                           47,301    11,689       58,990
Letters of Credit                        -       4,037        4,037
                                    --------   -------     --------
                                    $316,782   $33,665     $350,447

December 31, 1992                                Loan
                                     Loans   Commitments     Total
Commercial, Financial and
Agricultural                       $  48,295  $  6,206     $ 54,501
Real Estate-Construction               4,568       722        5,290
Real Estate-Mortgage                 198,659     7,075      205,734
Installment                           50,939     2,804       53,743
Letters of Credit                        -       1,683        1,683
                                     -------    ------      -------
                                    $302,461   $18,490     $320,951

     Loan commitments are made to accommodate the financial needs of the Corporation's customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, more than 99 percent of letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

Note 6 - Bank Premises and Equipment
The composition of Bank premises and equipment is as follows:

                        1993    1992
Bank Premises           $8,610  $7,611
Equipment                7,538   6,479
                        16,148  14,090
Less Accumulated
Depreciation            (8,122) (7,311)
Total                   $8,026  $6,779
                                   -110-
Note 7 - Fair Value of Financial Instruments
As required by the Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial
Instruments," the Corporation has presented fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques.
As a result, the Corporation's ability to actually realize these derived values cannot be assumed.

The fair values disclosed under SFAS No. 107 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. SFAS No. 107 excludes disclosure of non-financial assets such as buildings as well as certain financial instruments such as leases. Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents. The carrying amounts as reported in the statement of financial condition for cash and short-term instruments approximate those assets' fair values.

Investment Securities. Fair values for investment securities are based on quoted market values.

Loans Receivable. For variable-rate loans that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans and loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

Deposit Liabilities. The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts.) The carrying amounts for variable rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.


                                   -111-
Off-Balance-Sheet Financial Instruments. In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectability concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses.

                               Carrying        Estimated
                               Amount          Fair Value
Cash and Due From Banks       $  12,832       $  12,832
Investment Securities            81,531          82,299
Loans                           316,782         319,929
Deposits                        368,527         369,129

Note 8 - Income Tax
Effective January 1, 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes" (see Note 1). As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting Statement 109 as of January 1, 1993 was not material to the consolidated financial statements.

A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is at right:

                                       Liability    Deferred
                                       Method       Method
                                         1993    1992    1991
Income Before Income Taxes              $9,189  $9,120  $7,666
Statutory Income Tax rate                  34%     34%     34%
Income Tax                               3,124   3,101   2,606
State franchise Tax, Net of
     Federal Tax Benefit                   424     230     185
Effect of Nontaxable Interest
     and Loan Income                      (369)   (439)   (513)
Effect of TEFRA Interest Limitation         32      40      61
Other                                      (34)    (14)     17
Income Tax Expense For the Year         $3,177  $2,918  $2,356

Taxes Currently Payable                  2,901   2,998   $2,396
Deferred Taxes (Benefit)                   276     (80)    (40)
Income Tax Expense For the Year         $3,177  $2,918   $2,356






                                   -112-
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1993 are at right:

Deferred tax assets:
     Reserve for Possible Credit Losses    $    406
     Mortgage Point Fees                        286
     Pension Expense                            264
     Merger Costs                               115
     Other                                       18
          Total Deferred Tax Assets           1,089
     Valuation Allowance                       (142)
          Total Deferred Tax Assets
               Less Valuation Allowance         947

Deferred tax liabilities:
     Depreciation                               460
     Other                                       57
          Total Deferred Tax Liability          517
Net Deferred Tax Assets                     $   430

Note 8 - Income Tax  continued
The components of the provision for deferred tax (benefit) for the years ended December 31, 1992 and 1991 are as follows:

                                        1992    1991
Reserve For Possible Credit Losses     $(87)   $(27)
Deferred Loan Origination Fees          (21)     31
Pension Expense                         (37)    (85)
Excess Depreciation                      34      35
Other                                    31       6
Total Deferred Taxes                   $(80)   $(40)


The Corporation made income tax payments of $2,030, $2,896 and $2,466 for the years ending December 31, 1993, 1992 and 1991, respectively.


Note 9 - Employee
Benefit Plans
The Corporation has a noncontributory pension plan covering substantially all full-time employees who qualify as to age and length of service.

Consolidated pension expense charged to operations was $225 in 1993, $211 in 1992 and $242 in 1991. The benefits are based on years of service and the employees' compensation during the last


                                   -113-
five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet required funding.

The table at the right sets forth the plan's funded status and amounts recognized in the Corporation's financial statements for the years ended December 31, 1993 and 1992.


                                                 1993    1992
Actuarial Present Value of Accumulated
  Benefit Obligations:
    Accumulated Benefit Obligation,
      Including Vested Benefits
      of $3,559 in 1993 and $3,350 in 1992     $(3,584) $(3,375)
Projected Benefit Obligation For Service
  Rendered to Date                             $(5,873) $(5,483)
Plan Assets at Fair Value, Primarily Listed
  Stocks and Fixed Income Securities             5,145    5,033
Projected Benefit Obligation in Excess of
  Plan Assets                                     (728)    (450)
Unrecognized Net Loss                              902      890
Unrecognized Prior Service Cost Arising
  From Amendment Effective January 1, 1991         (38)     (40)
Unrecognized Net Asset arising at Transition
  at January 1                                    (840)    (879)
Accrued Pension Cost                           $  (704) $  (479)

                                               1993    1992    1991

Net Pension Cost Included the Following Components:

Service Costs-Benefits Earned During the Year $249    $223    $217
Interest Cost on Projected Benefit Obligation  426     398     363
Expected Return on Plan Assets                (341)   (311)   (563)
Net Amortization and Deferral                 (109)    (99)    225
Net Pension Expense Included in Employee
  Benefits                                    $225    $211    $242

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% for 1993 and 1992. The expected long-term rate of return on plan assets in 1993, 1992 and 1991 was 8%. Salaries were assumed to increase at 5% and 6.25% per year in both 1993 and 1992 for the Corporation and Myersville, respectively.

The Corporation has a profit-sharing plan covering full-time employees who have completed one year of service. Contributions made to the plan are determined by the Board of Directors. The contributions to the profit-sharing trust fund for 1993, 1992 and 1991 were $566, $458 and $417, respectively.


                                   -114-
The Corporation has an Employee Stock Ownership Plan (ESOP) which covers full-time employees who have completed one year of service. The contributions made to the plan are determined by the Board of Directors of the Corporation, and are accrued when authorized. The expense relating to the ESOP for 1993, 1992, and 1991 was $33, $92 and $61, respectively. The contribution is used by the plan to purchase shares of common stock of the Corporation.

Note 10 - Federal Reserve Requirements

The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 1993, the daily average amount of these required reserves was approximately $4,539.

Note 11 - Restrictions on Subsidiary Dividends, Loans or Advances

Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. Under this law the banking subsidiaries could, without regulatory approval, declare dividends in 1993 of approximately $7,232 plus an additional amount equal to the net profits for 1994 up to the date of any such dividend declaration.

Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1993, the maximum amount available for transfer from the banking subsidiaries to the Corporation in the form of loans was approximately $5,068.























                                   -115-


Condensed Statements of Financial Condition
                December 31
                                              1993            1992
Assets
Cash                                      $    -          $     5
Investment Securities                         216              35
Investment in Bank Subsidiaries            42,985          40,453
Dividends Receivable                          660
Land and Bank Houses                          548
Investment in Non-bank Subsidiaries         4,623           4,401
Total Assets                              $49,032         $44,894

Liabilities and shareholders' equity
Dividends Payable                             660
Shareholders' Equity                       48,372          44,894
                                          $49,032         $44,894

Condensed Statement of Income
                                            Year ended December 31
                                            1993    1992    1991
Income:
     Dividend Income from Subsidiaries     $3,251  $4,205  $2,923
     Other Income                              25       7      16
     Total Income                          $3,276   4,212  $2,939

Expense:
     Other Expenses                            18              15
Total Expense                                  18              15
     Income Before Income Taxes and
     Equity in Undistributed Net Income
     of Subsidiaries                        3,258   4,212   2,924

Equity in Undistributed Net Income of Subsidiaries:
     Banks                                  2,532   1,764   2,259
     Non-bank                                 222     227     127
     Net Income                            $6,012  $6,203  $5,310

Condensed Statement of Cash Flows
                                          Years ended December 31
                                            1993    1992    1991
Operating activities
Net Income                                $6,012  $6,203  $5,310
  Adjustments to Reconcile Net Income to Net
    Cash Provided By Operating Activities:
      Undistributed Equity in Subsidiaries:
        Increase in Other Receivables       (660)
                Banks                     (2,532) (1,764) (2,259)
                Non-bank                    (222)   (227)   (127)
                Increase (Decrease) in
                   Other Payables            660             (35)
Net Cash Provided By
     Operating Activities                  3,258   4,212   2,889

                                   -116-

Investing activities
Purchase of Premises and Equipment          (548)
Purchase of Investment Securities           (216)    (35)
Proceeds from Investment Maturities           35
Investment in Subsidiary                  (2,499)
Net Decrease in Short-term Loan                              (540)
Net Cash Used in Investing Activities        (729) (2,534)   (540)
Financing activities
Cash Dividends                             (2,901) (2,103) (2,384)
Proceeds from Issuance of
     Common Stock                             367     159      70
Net Cash Used by Financing Activities      (2,534) (1,944) (2,314)
(Decrease) Increase in Cash and
     Cash Equivalents                          (5)   (266)     35
Cash and Cash Equivalents
     at Beginning of Year                       5     271     236
Cash and Cash Equivalents
     at End of Year                         $   -   $   5   $ 271

Note 13 - Commitments and Contingent Liabilities

The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation had $9,565 of life, accident and health insurance in force at December 31, 1993. In accordance with state insurance laws, this subsidiary is capitalized at $4,623.

Note 14 - Related Party Transactions

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Corporation and its subsidiaries. Pursuant to the Corporation's policy, such loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility.

Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the years ended
December 31.
                                 1993    1992    1991
Balance, January 1              $2,924  $3,004  $3,285
Loans or Advances                1,023   1,149     334
Repayments                       1,007   1,229     615
Balance, December 31            $2,940  $2,924  $3,004

                                   -117-
Note 15 - Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1993 and 1992.

        Three months ended
                      March 31 June 30  Sept. 30  Dec. 31 1993
Interest Income        $8,275    $8,071   $8,089     $8,049
Interest Expense        2,968     3,030    2,786      2,572
Net Interest Income     5,307     5,041    5,303      5,477
Provision For Possible
Credit Losses             173       165       21        (90)
Other Income              715       857      892      1,024
Other Expenses          3,533     3,641    3,969      4,015
Income Before Taxes     2,316     2,092    2,205      2,576
Applicable Income Taxes   769       708      737        963
Net Income             $1,547    $1,384   $1,468     $1,613
Earnings Per Share     $ 0.25    $ 0.22   $ 0.24     $ 0.26

        Three months ended
                    March 31  June 30    Sept. 30  Dec. 31 1992

Interest Income      $8,984   $8,828      $8,560      $8,609
Interest Expense      4,256    3,908       3,556       3,114
Net Interest Income   4,728    4,920       5,004       5,495
Provision For Possible
  Credit Losses         216      154         187         162
Other Income            684      677         673         716
Other Expenses        3,061    3,114       3,330       3,553
Income Before Taxes   2,135    2,329       2,160       2,496
Applicable Taxes        672      731         689         826
Net Income           $1,463   $1,598      $1,471      $1,670
Earnings Per Share   $ 0.24   $ 0.26      $ 0.24      $ 0.27




















                                   -118-

Executive Management

Richard G. Stanton
Chairman of the Board, President and
Chief Executive Officer

William B. Grant
Executive Vice President and Secretary

Robert W. Kurtz
Executive Vice President and Treasurer

Philip D. Frantz
Senior Vice President
and Controller

Benjamin W. Ridder
Senior Vice President
Director of Sales and Training

L. Scott Rush
Senior Vice President

Directors

David J. Beachy
Vice President
Fred E. Beachy Lumber Company, Inc.

Donald M. Browning
Chairman of the Board
Brownings, Inc.

Rex W. Burton
President, Burtons, Inc.

John L. Conway
Banker, Retired

Paul Cox, Jr.
President, Antietam Business
Equipment, Inc.

Dr. B. L. Grant
Physician, Retired

Robert W. Kurtz
Executive Vice President and Treasurer
First United Corporation and
First United National Bank & Trust

Dr. Andrew E. Mance
Physician
                                   -119-
Donald E. Moran
Chairman of the Board & President
First United Bank of West Virginia, N.A.
Secretary/Treasurer
Moran Coal Company

Terry L. Reiber
President and Chief Executive Officer
Myersville Bank


I. Robert Rudy
President, Rudy's, Inc.

Tod P. Salisbury
Attorney, Salisbury & McLister

James F. Scarpelli, Sr.
Owner, Scarpelli Funeral Home

Karen F. Spiker
Real Estate Broker
A&A Realty/ Better Homes and Gardens

Richard G. Stanton
Chairman of the Board, President and
Chief Executive Officer
First United Corporation and
First United National Bank & Trust

Horace P. Whitworth, Jr.
Attorney-at-Law, General Counsel,
First United Corporation,
First United National Bank & Trust,
First United Securities, Inc., and
Oakfirst Life Insurance Corporation

Honorary Director

Gerald L. Glass
Masonry Contractor, Retired

Executive Management

Richard G. Stanton
Chairman of the Board, President and
Chief Executive Officer

Robert W. Kurtz
Executive Vice President

William B. Grant
Executive Vice President
                                   -120-
Philip D. Frantz
Senior Vice President
and Controller

Francis L. Grimm
Senior Vice President
and Credit Services Manager

Benjamin W. Ridder
Senior Vice President
Director of Sales and Training

L. Scott Rush
Senior Vice President

Directors

David J. Beachy
Vice President
Fred E. Beachy Lumber Company, Inc.


Donald M. Browning
Chairman of the Board
Brownings, Inc.

Rex W. Burton
President, Burtons, Inc.

John L. Conway
Banker, Retired

Richard D. Dailey, Jr.
President
Cumberland Electric Company

Dr. B. L. Grant
Physician, Retired

Robert W. Kurtz
Executive Vice President and Treasurer
First United Corporation and
First United National Bank & Trust

Dr. Andrew E. Mance
Physician

Elaine L. McDonald
Vice President
Alpine Village/Silver Tree Inn



                                   -121-
Terry L. Reiber
President and Chief Executive Officer
Myersville Bank

I. Robert Rudy
President, Rudy's, Inc.

James F. Scarpelli, Sr.
Owner, Scarpelli Funeral Home

Karen F. Spiker
Real Estate Broker
A&A Realty/ Better Homes and Gardens

Richard G. Stanton
Chairman of the Board, President and
Chief Executive Officer
First United Corporation and
First United National Bank & Trust

Robert G. Stuck
Vice President, Oakview Motors, Inc.


Horace P. Whitworth, Jr.
Attorney-at-Law, General Counsel,
First United Corporation,
First United National Bank & Trust,
First United Securities, Inc., and
Oakfirst Life Insurance Corporation

Honorary Director

Gerald L. Glass
Masonry Contractor, Retired


Cumberland Region Advisory Board

M. Kathryn Burkey
Certified Public Accountant

W. Bruce Douglas
Vice President
Phoenix Construction Company


James R. Hamilton
Vice President, Ort's, Inc.

Lawrence F. Lockard
Secretary/Treasurer,
R. C. Marker Company
                                   -122-
Gary R. Ruddell
President
Hobby House Press, Inc.
F. Perry Smith
Consultant,
Cumberland Box and Mill Company


Executive Management

Donald E. Moran
Chairman of the Board and President

C. Spencer Allen
Executive Vice President and
Chief Executive Officer

Directors

C. Spencer Allen
Executive Vice President and
Chief Executive Officer
First United Bank of West Virginia, N.A.

Richard W. Beckner
Owner, Beckner Machine Company

Dr. Robert W. Bess, Jr.
Physician

Dr. James W. Courrier
Dentist

George R. Failing
Retired, Upper Potomac TV Company

William H. Fredlock, III
Personnel Assistant Benefits,
Westvaco Corporation

Lloyd L. Green
President/ Owner, Retired
Allegany Stone Quarry

William M. Kenny
Partner, Kenny's Market

Donald E. Moran
Chairman of the Board & President
First United Bank of West Virginia, N.A.
Secretary/Treasurer,
Moran Coal Company

                                   -123-
Jack I. Mullen
Attorney-at-Law

David A. Shapiro
President, Shapiro's Stores

Richard G. Stanton
Chairman of the Board, President and
Chief Executive Officer
First United Corporation and
First United National Bank & Trust


Executive Management

Terry L. Reiber
President and Chief Executive Officer

Linda M. Kline
Senior Vice President



Directors

Donald C. Bowers
President and Chief Execuitve Officer
Donald C. Bowers Insurance, Inc.

Paul Cox, Jr.
President, Antietam Business
Equipment, Inc.


C. Basil Grossnickle
President
C. Basil Grossnickle Insurance, Inc.

Maynard G. Grossnickle
Chairman of the Board, Myersville Bank
        Farmer, Retired

George C. Harne
Architect

Raymond F. Hinkle
Tax Consultant

Linda M. Kline
Senior Vice President
Myersville Bank


                                   -124-
W. Melvin Lewis
Lewis Brothers Contractors, Retired

Larry K. Lovell
        President
        Mid-State Building Supplier

Terry L. Reiber
        President and Chief Executive Officer
        Myersville Bank

Tod P. Salisbury
        Attorney, Salisbury & McLister

Richard G. Stanton
        Chairman of the Board, President and
        Chief Executive Officer
        First United Corporation and
        First United National Bank & Trust





Executive Management

Richard G. Stanton
President



Robert W. Kurtz
Vice President



L. Scott Rush
        Secretary/Treasurer


First United
National Bank & trust
Allegany County
CUMBERLAND
Center City Office
Centre & Harrison Streets
Cumberland, Maryland 21502
(301) 724-8693

Virginia Avenue Office
201 Virginia Avenue
Cumberland, Maryland 21502
(301) 777-0011
                                   -125-
White Oaks Office
1501 Oldtown Road
Cumberland, Maryland 21502
(301) 724-4800

Sheetz Convenience Store
Corner of Industrial Boulevard
and Virginia Avenue
LaVale
LaVale Office
2175 National Highway
LaVale, Maryland 21502
(301) 729-1600

Martin's Office
Braddock Square/Vocke Road
LaVale, MD 21502
(301) 729-3200

National Highway
Corner of National Highway
and Vocke Road
Frostburg
Frostburg Office
Route 36, Near Comfort Inn
Frostburg, Maryland 21532
(301) 689-1134

Frostburg State University
Lane Center

Bel Air Office
Route 220 & Barton Boulevard
Cumberland, Maryland 21502
(301) 729-2320

Citizens Office
Main Street
Westernport, Maryland 21562
(301) 359-3030

Barton Office
Broadway & Eutaw Streets
Barton, Maryland 21521
(301) 463-5676

Garrett County
Oakland
Main Office
19 South Second Street
Oakland, Maryland 21550
(301) 334-9471

                                   -126-
Mid-Towns Office
Mid-Towns Shopping Center
Oakland, Maryland 21550
(301) 334-8895

Thayer Center Office
Route 219 North
Oakland, Maryland 21550
(301) 334-8400

Browning's Foodland
Route 135

The Short-Stop, Inc.
Mid-Way Shopping Plaza
1057 East Oak Street

Deep Creek Lake
Lake Office
Mosser Road
McHenry, Maryland 21541
(301) 387-5500

Arrowhead Grocery & Deli
Route 219, Thayerville

Plaza Deli
Route 219, McHenry

Friendsville Office
First Avenue & Maple Street
Friendsville, Maryland 21531
(301) 746-5755

Grantsville Office
Main Street
Grantsville, Maryland 21536
(301) 895-5105

Washington County
Martin's Office
Valley Park Commons
1520 Wesel Boulevard
Hagerstown, Maryland 21740
(301) 791-6541

First United Bank
of West Virginia, N.A.
Mineral County
Piedmont Office
51 Ashfield Street
Piedmont, West Virginia 26750
(304) 355-2313  (301) 359-9791
                                   -127-
Keyser Office
Keyser Square Mall
Keyser, West Virginia 26726
(304) 788-2552  (301) 786-4570

Hampshire County
Romney Office
Hampshire Square
Route 50
Romney, West Virginia 26757
(304) 822-5549

Hardy County
Moorefield Office
South Branch Square
Route 220
Moorefield, West Virginia 26836
(304) 538-7881

Myersville Bank
Myersville Bank ATMs offer access
to MOST and CIRRUS only.
Frederick County
Myersville Office
207-09 Main Street
Myersville, Maryland 21773
(301) 293-2323

Washington County
Smithsburg Office
100 S. Main Street
Smithsburg, Maryland 21783
(301) 824-3838

Hagerstown Office
751 Knightsbridge Drive
Hagerstown, Maryland 21740
(301) 791-3999















                                   -128-
Market Summary of Stock*
First United Corporation's common stock now trades on the Nasdaq
Market. This change occurred on September 2, 1992. The following summary sets forth the range of prices for common stock over the periods noted.

1993            High Ask Low Ask High Bid Low Bid
1st Quarter     $13.00  $12.16  $11.66   $11.34
2nd Quarter       14.17   12.66   12.84    11.66
3rd Quarter       17.34   15.66   15.34    14.00
4th Quarter       23.45   17.34   22.34    15.34

1992            High Ask Low Ask High Bid Low Bid
1st Quarter      $10.6 7  $9.50   $10.00  $ 9.50
2nd Quarter       10.34    9.67     9.92    9.67
3rd Quarter       11.08    9.33    10.08    9.50
4th Quarter       12.66   11.83    11.17   10.00

Quotes on the common stock can be found on the Nasdaq under the symbol "FUNC". Market Makers for the stock are:

Ferris Baker Watts
12 North Liberty Street
Cumberland, MD  21502
(301) 724-7161
(800) 247-7223

Legg Mason Wood Walker
125 West Street, Suite 201
Annapolis, MD  21401
(800) 638-9165



Wheat First Securities
33 West Fanklin Street
Hagerstown, MD  21740
(800) 388-1248

29 North Liberty Street
Cumberland, MD  21502
(301) 724-2660

107 South Second Street
Oakland, MD 21550
(301) 334-5806

Parker/Hunter
14th and Chaplin Streets
700 Riley Building
Wheeling, WV  26003
(800) 523-2153

                                   -129-
Cash Dividends*
Cash dividends were paid by the Corporation on the dates indicated in the following manner:

1993    February        $.09
        May              .09
        August           .09
        November         .09

1992    February        $.10
        May              .07
        August           .10
        November         .07

*Per share data has been restated to reflect the 100% stock dividend paid on June 15, 1993, and for the 50% stock dividend paid on February 8, 1994.

Transfer Agent and Registrar
Mellon Securities
Transfer Services
85 Challenger Road
Overpeck Centre
Ridgefield Park, NJ  07660
(800)756-3353
(800)231-5469 - TDD for the hearing and speech impaired.

S.E.C. Form 10-K
The Corporation files an annual report Form 10-K with the Securities and Exchange Commission. A copy of this statement will be sent without charge to any shareholder who requests it in writing to:


William B. Grant, Secretary
First United Corporation
c/o First United National Bank & Trust
19 South Second Street
Oakland, MD  21550-0009

This report also includes exhibits, a copy of which the Corporation will furnish its shareholders upon payment of a reasonable fee.

Shareholders' meeting
The annual shareholder meeting will be held on:
April 26, 1994, 3:00 p.m.
McHenry House
Wisp Ski Resort





                                   -130-
First United Corporation, headquartered in Oakland, MD, is a multi-bank holding company whose subsidiaries include, First United National Bank & Trust, First United Bank of West Virginia, N.A.,
Myersville Bank, and Oakfirst Life Insurance Corporation.

The banking subsidiaries operate as full-service commercial and retail banks providing a wide range of financial services, including a broad array of trust, insurance and brokerage services.

Such services are delivered within the realm of safety, soundness and profitability, responding competitively to the special needs of our trading area as represented by individual consumers, locally based enterprises and local governmental units.

We shall look for opportunities for controlled, stable growth within Western Maryland and the surrounding areas of West Virginia and Pennsylvania.

Profits, however, will not be sacrificed for the sake of growth alone.

                 CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements (Forms S-3 No. 33-25428 and S-4 No. 33-66090 Amendment No. 2) of First United Corporation, and in the related Prospectuses of our report dated January 21, 1994, with the respect to the consolidated financial statements of First United Corporation, included in the 1993 Annual Report to Shareholders of First United Corporation and incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1993.


                                   Ernst & Young


Baltimore, Maryland
March 24, 1994

                  INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders of HomeTown Bancorp, Inc. and Subsidiary
Myersville, Maryland


     We have audited the accompanying consolidated balance sheets of HomeTown Bancorp, Inc. and Subsidiary as of December 31, 1992 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years ended December 31, 1992 and 1991 (none of which are shown separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above (none of which are shown separately herein) present fairly, in all material respects, the financial position of HomeTown Bancorp, Inc. and Subsidiary as of December 31, 1992 and the results of its operations and its cash flows for the years ended December 31, 1992 and 1991 in conformity with generally accepted accounting principles.


                                   Smith Elliott Kerns & Company


Hagerstown, Maryland
January 11, 1993