Form 10-Q
period 1994-03-31
FIRST UNITED CORP/MD/
filed 1994-05-12
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended March 31, 1994

Commission file number 0-14237

First United Corporation
(Exact name of registrant as specified in its charter)

          Maryland                             52-1380770
(State or other jurisdiction of              (I. R. S. Employer
 incorporation or organization)               Identification no.)

19 South Second Street, Oakland, Maryland        21550
(address of principal executive offices)        (zip code)

            (301) 334-9471
Registrant's telephone number, including area code

            Not applicable
Former name, address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X Yes     No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--6,191,910 shares outstanding as of March 31, 1994 Preferred stock, No par value--No shares outstanding as of March 31, 1994

                                   -1-

                                 INDEX

                        FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 1994
         (Unaudited), December 31, 1993 and March 31, 1993
         (Unaudited).

         Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1994 and 1993.

         Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1994 and 1993.

         Notes to Unaudited Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities.
Item 3.  Defaults upon Senior Securities.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-k.

SIGNATURES


















                                  -2-
Part  I.  Financial Information
Item II.  Management's Discussion and Analysis


     First United Corporation's consolidated net earnings for the first quarter of 1994 totaled $1.60 million which represents an increase of $.05 million over the net income earned for the same period in 1993. Translated into per share amounts, net income for the first three months of 1994 totaled $.26 per share versus $.25 per share during the first quarter of 1993. Return on average assets (ROAA), one key measure of profitability, was 1.53 percent for the first quarter. This represents a significant increase from the year end 1993 return on average assets of 1.42 percent. The 13.12% return on average equity (ROAE) also compares favorably to the December 31, 1993, return on average equity of 12.86 percent.

     Interest income, which amounted to $7.84 million during the first quarter, decreased 5.08 percent over the first quarter in 1993. At the same time, interest expense totalled $2.48 million, representing a decrease of 16.34 percent over the same quarter in 1993. The increase in net interest income was responsible for the Corporation's net interest margin of 5.42 percent, which represents an increase over the 5.37 percent at the end of 1993. Despite an increase in interest rates during the first quarter, First United was able to maintain a positive net interest margin by utilizing the Company's asset/liability management committee. The Committee monitors interest rates on assets and liabilities continually to assure an adequate spread is maintained at all times.

     The provision for possible credit losses amounted to $.08 million during the first quarter of 1994. This compares favorably to the $.17 million provision during the same time period in 1993. Net charge offs for the quarter were $.06 million versus $.17 million during the first quarter in 1993. By maintaining prudent lending practices and a stringent loan review process, the Corporation has been able to maintain a quality loan portfolio.

     As the market continues to place pressure on interest margins, it is important for the Corporation to continually enhance non-interest income. During the quarter First United realized an increase of 22.1 percent in non-interest income over the first quarter of 1993. The increase was attributed to increased earnings in the Trust Department, which now manages assets in excess of $111 million, and increased brokerage commissions generated by PRIMEVEST Financial Services. The Appraisal Department also continues to have positive effects on the Corporation's earnings stream.

     As the Corporation looks for new ways to enhance non-interest income, an ongoing emphasis of controlling non-interest expense continues. During the first quarter non-interest expenses totalled $3.87 million versus $3.55 million in the first quarter of 1993, representing an increase of 9.01 percent. The increase in expense

                                 -8-
can be attributed to increased personnel costs from the Corporation's expansion into the new market areas of Romney, Moorefield, and Hagerstown during 1993. The increase in non-interest expense can also be attributed to higher Federal Deposit
Insurance Premiums and Regulatory Supervision Assessments Fees. During the quarter the Corporation began the process of consolidating the backroom functions of it's newest subsidiary, Myersville Bank. As the consolidation effort moves forward, economies of scale will be realized helping to reduce the costs associated with providing quality customer service.

     Net loans have increased $2.22 million in the first quarter. The increase occurred despite the sale of loans during the first quarter by our West Virginia subsidiary. The loan sale will allow the Corporation to meet anticipated loan growth in the upcoming months.

     Deposits for the quarter remained little changed from December 31, 1993. The competition for deposits remained fierce during the quarter. The Corporation continues to face competition not only from companies in the local market area, but also from non-bank competitors who offer mutual funds and other investment products.

     Shareholder's equity increased to $49.92 million, a 3.2 percent increase year to date. Risk-based capital as of March 31, 1994 was a healthy 19.47 percent which is well above required regulatory minimum of 8%.

     On February 1, 1994, the Corporation paid a cash dividend of $.1067 per share, adjusted for the 50% stock dividend effected in the form of a 3 for 2 stock split paid February 8, 1994. In addition, a cash dividend of $.10 per share was declared on April 13, 1994. The dividend is payable May 1, 1994, to shareholders of record as of April 21, 1994.



















                               -9-




Part   I.  Financial Information
Item  II.  Financial Statements


FIRST UNITED CORPORATION
CONSOLIDATED BALANCE SHEETS  (In Thousands)


                                     March 31  Dec. 31 March 31
                                       1994     1993    1993
ASSETS                               (Unaud.)   (*)   (Unaud.)

Cash and due from banks............ $ 13,451 $ 12,832 $  9,510
Investments:
Available for Sale:
 U.S. Treasury securities...........  22,480

 Obligations of other U.S.Government
 agencies                             30,922
 Other Investments..................  17,519
                                    -------- -------- --------
          Total Available for Sale    70,921
     Held to Maturity:
 U.S. Treasury securities..........            23,467   21,442
 Obligations of other U.S.Government
 agencies                                      33,315   35,718
 Other Investments.................            16,211   15,898
Obligations of state and political
          subdivisions..............   8,687    8,538    9,601
                                    -------- -------- --------
          Total Held to Maturity       8,687   81,531   82,659
                                    -------- -------- --------
     Total investment securities....  79,608   81,531   82,659
Federal funds sold..................       2    1,903   15,215
Loans............................... 319,018  316,781  299,060
Reserve for possible credit losses.. (2,320)  (2,305)  (2,806)
                                    -------- -------- --------
Net loans........................... 316,698  314,476  296,254
Bank premises and equipment.........   8,165    8,026    7,420
Accrued interest receivable and
other assets........................   4,541    4,612    6,240
                                    -------- -------- --------
                       TOTAL ASSETS $422,465 $423,380 $417,298
                                    ======== ======== =======

* The balance sheet at December 31, 1993 has been derived from the
audited   financial statements at that date.
See Notes to unaudited consolidated financial statements.
() Indicates Deduction

FIRST UNITED CORPORATION
CONSOLIDATED BALANCE SHEET (IN THOUSANDS)



                                        March 31  Dec. 31  March 31
                                           1994     1993     1993

                                        (Unaud.)    (*)    (Unaud.)

LIABILITIES

Deposits:

 Non-interest bearing deposits.......... $ 38,535 $ 41,456 $ 33,758
 Interest bearing deposits..............  327,957  327,071  329,664
                                        --------- -------- --------
                          TOTAL DEPOSITS $366,492 $368,527 $363,422
Dividends payable.......................               660    1,017
Reserve for taxes, interest, and other
     liabilities........................    6,146    5,821    7,446
                                        --------- -------- --------
                       TOTAL LIABILITIES $372,638 $375,008 $371,885



SHAREHOLDERS' EQUITY
Preferred Stock - no par value
 Authorized and unissued; 2,000 shares...
Capital stock-par value $.01 per share:
 Authorized 12,000 shares; issued and
 outstanding 6,192 at March 31, 1994,
 6,186 shares outstanding at December 31,
 1993, 6,167 and March 31, 1993 ..........     62       62       62
Surplus................................... 23,141   23,005   22,638
Retained earnings......................... 26,899   25,305   22,713
Unrealized (losses) on available for.........
sale securities, net of tax................. (182)
                                          -------- -------- -------
              TOTAL SHAREHOLDERS' EQUITY   49,920   48,372   45,413
                                          -------- -------- -------
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $422,465 $423,380 $417,298
                                         ======== ======== ========
* The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.
See Notes to unaudited consolidated financial statements.
() Indicates Deduction

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except per share data)

                                                Three Months
                                                Ended March 31,
                                                1994      1993
                        (Unaudited)
INTEREST INCOME
Interest and fees on loans.................. $  6,878  $  6,892
Interest on investment securities:
   Available for Sale - Taxable............       789     1,090
   Held to Maturity - Exempt for Taxes......      152       182
                                               -------   -------
                                                  941     1,272
Interest on federal funds sold..............       22        97
                                               -------   -------
     Total Interest Income.................     7,841     8,261
INTEREST EXPENSE
 Interest on deposits:
   Savings..................................      447       519
   Interest-bearing transaction accounts....      428       607
   Time, $100,000 or more...................      102        81
   Other time...............................    1,506     1,761
                                               -------   -------
      Total Interest Expense................    2,483     2,968

      Net Interest Income...................    5,358     5,293
Provision for possible credit losses........       80       173
                                               -------   -------
      Net Interest Income After Provision
           For Possible Credit Losses.......    5,278     5,120
OTHER OPERATING INCOME
 Trust department income....................      210       164
 Service charges on deposit accounts........      369       349
 Security Gains.............................        3        28
 Other income...............................      309       189
                                               -------    -------
                                                  891       730
OTHER OPERATING EXPENSES
 Salaries and employee benefits.............    2,070     1,814
 Occupancy expense of premises..............      268       242
 Equipment expense..........................      263       216
 Data processing expense....................      104        93
 Deposit assessments and related fees.......      247       224
 Other expense..............................      915       956
                                               -------   -------
                                                3,867     3,545
                                               -------   -------
      Income Before Income Taxes............    2,302     2,305
 Applicable income taxes....................      702       757
                                               -------   -------

      Net Income............................ $  1,600   $ 1,548
                                             =========  =======
EARNINGS PER SHARE.......................... $    .26   $   .25
                                             =========  =======
AVERAGE COMMON SHARES OUTSTANDING               6,191     6,167
                                             =========  ========

See Notes A and C to unaudited consolidated financial statements.











































                             -5A-

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

                                                     Three Months
                                               Ended March 31, 1994
OPERATING ACTIVITIES                             1994        1993

                                                     (Unaudited)
Net Income..................................... $ 1,600   $ 1,479
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Provision for possible credit losses........    80       206
     Provision for depreciation..................   209       157
     Net accretion & amortization of investment
         security discounts & premiums ..........   258       165
     Increase in accrued interest & other........
         receivables.............................    71      (113)
     Decrease in accrued interest
         & other payables........................  (428)     (509)
                                                --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.......$ 1,790   $ 1,385

INVESTING ACTIVITIES
Proceeds from maturities of available for sale
 securities.....................................$19,696   $11,832

Purchases of available for sale securities..... (17,893)  (17,498)
Proceeds from maturities of held to maturity
 securities......................................   552         0
Purchases of held to maturity securities.........  (690)        0

Net decrease in short-term loans................ (4,665)      326
Net increase in longer-term loans................ 2,363      (740)
Purchases of premises & equipment................ ( 348)     (477)
                                                --------  ---------

NET CASH USED IN INVESTING ACTIVITIES           $  (985) $ (6,557)

FINANCING ACTIVITIES
Unrealized gains(losses) on available for sale
 securities, net of tax ........................   (182)        0
Net increase in demand deposits, NOW
 accounts and savings accounts................ $ (2,864)  $ 4,989
Net decrease in certificates of
 deposit.........................................   829    (3,151)
Cash dividends declared..........................     0      (510)
Proceeds from issuance of capital stock..........   130         0
                                                --------  --------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES...........................$(2,087) $  1,328
                                                --------  --------
                                 -6-

Decrease in cash and cash equivalents          $ (1,282) $( 3,844)
Cash & cash equivalents at beginning of quart. $ 14,735   $28,113
                                               ---------  --------
Cash & cash equivalents at end of quarter..... $ 13,453   $24,269
                                               ========= =========

See Note A to unaudited consolidated financial statements.













































                                -6A-



FIRST UNITED CORPORATION

Note to Unaudited Consolidated Financial Statements

March 31, 1994

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.
     Per share financial information has been restated for the 100% stock dividend effective in the form of a 2:1 stock split paid June 15, 1993 and for the 50% stock dividend effective in the form of a 3:2 stock split paid February 8, 1994.

Note B -- Accounting Change

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The
Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of March 31, 1994 of adopting Statement 115 decreased shareholder's equity by $182,000 (net of $93,000 in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale. Previously, these securities were carried at amortized cost or lower-of-cost-or-market.

Note C --

     The consolidated financial statements of the Corporation give retroactive effect to the merger with Myersville Bank, which has been accounted for as a pooling of interests.



                              -7-



Part  II.   OTHER INFORMATION
Item   1.   Legal Proceedings.

                   None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Other Information.

                  None.

Item   5.   Exhibits and Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K for the period ending March 31, 1994.

                            SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         FIRST UNITED CORPORATION


Date     5/10/94             /s/   RICHARD G. STANTON
      ------------         -------------------------------
                                      Richard G. Stanton, Chairman of
                                             the Board, President
                                             and Chief Executive
                                             Officer


Date     5/10/94             /s/    ROBERT W. KURTZ
      -------------         -------------------------------
                                  Robert W. Kurtz,  Executive Vice
                                               President and
                                               Treasurer

                           SIGNATURES


Pursuant to the requirements of the Securities Exhange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      5/10/94
         ---------          ---------------------------
                             Richard G. Stanton, Chairman of the
                                                 Board, President
                                                 and Chief
                                                 Executive Officer



Date      5/10/94
         ---------          ---------------------------
                             Robert W. Kurtz, Executive Vice
                                              President and
                                              Treasurer