Form 10-Q/A
period 1994-03-31
FIRST UNITED CORP/MD/
filed 1994-05-13
CIK 763907

FIRST UNITED CORPORATION
CONSOLIDATED BALANCE SHEET (IN THOUSANDS)



                                        March 31  Dec. 31  March 31
                                           1994     1993     1993

                                        (Unaud.)    (*)    (Unaud.)

LIABILITIES

Deposits:

 Non-interest bearing deposits.......... $ 38,535 $ 41,456 $ 33,758
 Interest bearing deposits..............  327,957  327,071  329,664
                                        --------- -------- --------
                          TOTAL DEPOSITS $366,492 $368,527 $363,422
Dividends payable.......................               660    1,017
Reserve for taxes, interest, and other
     liabilities........................    6,053    5,821    7,446
                                        --------- -------- --------
                       TOTAL LIABILITIES $372,545 $375,008 $371,885



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
                                         ======== ======== ========
* The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.
See Notes to unaudited consolidated financial statements.
() Indicates Deduction
                                 -4-