Form 10-Q
period 1994-06-30
FIRST UNITED CORP/MD/
filed 1994-08-10
CIK 763907

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended June 30, 1994

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

Indicate by check mark whether the registrant (1) has filedall reports required to be filed by Section 13 or 15(d) of the Securities
 X Yes     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--6,191,767 shares outstanding as of June 30, 1994 Preferred stock, No par value--No shares outstanding shares outstanding as of June 30, 1994.

                                    -1-



                                    INDEX
                           FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1994 (Unaudited),
December 31, 1993 and June 30, 1993 (Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended June 30, 1994, and June 30, 1993.

     Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1994 and June 30, 1993.

     Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1994 and June 30, 1993.

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

SIGNATURES






                                  -2-











    FIRST UNITED CORPORATION
    Consolidated Balance Sheet

                                     June 30, Dec. 31, June 30,
ASSETS                                 1994     1993     1993
                                   (Unaudited)  (*)  (Unaudited)

    Cash and Due From Banks           $14,108  $12,832  $10,369
    Investments:

            Available for Sale:

        U.S. Treasury Securites        21,850        0        0
        Obl. of Other U S Gov. Agen.   29,914        0        0
        Other Investments              19,412        0        0
                                      --------------------------

                  Total Available      71,176        0        0

            Held until Maturity:

        U.S. Treasury Securities            0   23,467   25,243
        Obl. of Other U S Govt Agen     2,800   33,315   38,123
        Obl. of St. and Loc. Govt       8,409    8,538    7,959
        Other Investments              10,999   16,211   16,425
                                      ---------------------------
            Total Held to Maturity     22,208   81,531   87,750
                                      ---------------------------
        Total Investment securities    93,384   81,531   87,750

    Federal Funds Sold                  1,980    1,903    5,177

    Loans                             317,368  316,782  303,244

    Reserve for Poss. Credit Loss      (2,341)  (2,306)  (2,771)
                                      ----------------------------
               Net Loans              315,027  314,476  300,473

    Bank Premises and Equipment         8,366    8,026    7,725

    Acc. Int. Rec. and Other Assets     5,555    4,612    5,428
                                      ----------------------------
          TOTAL  ASSETS              $438,420 $423,380 $416,922
                                      ============================



* The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.
See notes to unaudited consolidated financial statements.
()  Indicates Deduction
                                     -3-

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                     June 30, Dec. 31, June 30,
                                      1994     1993     1993
                                   (Unaudited)  (*)  (Unaudited)
LIABILITIES

    Deposits
        Non-int. Bearing Deposits    $ 42,272 $ 41,456 $ 35,106
        Interest Bearing Deposits     340,424  327,071  330,096
                                     ---------------------------
           Total Deposits:            382,696  368,527  365,202

    Res. for Taxes, Int., &
        Other Liabilities               5,343    5,821    4,787
    Dividends Payable                       0      660        0
                                     ----------------------------
          TOTAL  LIABILITIES         $388,039 $375,008 $369,989

SHAREHOLDER'S EQUITY
    Preferred Stock -No Par Value
    Authorized and Unissued; 2,000 Shares
    Capital Stock -Par Value $.01 per Share:
    Authorized 12,000 shares; Issued and
    Outstanding 6,192 shares at June 30,
    1994, 6,186 outstanding at December
    31, 1993, and 6,167 outstanding at
    June 30, 1993                    $     62 $     62 $     62
    Surplus                            23,141   23,005   22,832
    Retained Earnings                  27,842   25,305   24,039

    Unrealized Gains and Losses          (664)       0        0
                                      ----------------------------
          TOTAL SHAREHOLDER'S EQUITY  $50,381  $48,372  $46,933
                                      ----------------------------
          TOTAL LIABILITIES AND
          SHAREHOLDER'S EQUITY       $438,420 $423,380 $416,922
                                      ============================





*The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.
See Notes to unaudited consolidated financial statements.
()  Indicates Deduction




                                  -4-





FIRST UNITED CORPORATION
Consolidateed Statement Of Income
(In Thousands, except per share data)
                                               Three  Months
Consolidated (All Subsidiaries)                Ended June 30,
                                              1994        1993
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                  $6,981      $6,757
Interest on investment securities:
        Taxable                                905       1,064
        Exempt from federal income tax         129         136
                                            --------------------
                                            $1,034      $1,200
Interest on federal funds sold                  73         108
                                            --------------------
                TOTAL INTEREST INCOME       $8,088      $8,065
INTEREST EXPENSE
  Interest on deposits:
        Savings                               $464        $520
        Interest-bearing transaction acct.     532         542
        Time, $100,000 or more                 119         152
        Other time                           1,544       1,816
                                            --------------------
                TOTAL INTEREST EXPENSE      $2,659      $3,030

                NET INTEREST INCOME         $5,429      $5,035
Provision for possible credit losses           (83)       (165)
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE CREDIT LOSSES                  $5,346      $4,870

OTHER OPERATING INCOME
        Trust department income               $224        $196
        Service charges on deposit accts.      445         386
        Security gains                           0           0
        Other income                           319         380
                                             --------------------
                                              $988        $962
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $2,183      $1,923
        Occupancy Expense of Premises          237         230
        Equipment Expense                      273         265
        Data Processing Expense                126         100
        Deposit Assess. and Related Fees       241         233
        Other Expense                          897         881
                                            ---------------------
                                            $3,957      $3,632


                                     -5-
        INCOME BEFORE TAX                   $2,377      $2,200
                (Less Income Tax)             (815)       (708)
                                            ----------------------
                      NET INCOME            $1,562      $1,492
                                            ======================
                 NET INCOME PER SHARE        $0.25       $0.24
                                            ======================
        Av. Common Shares Outstanding        6,189       6,180
                                            ======================

See Notes A and C to Unaudited consolidated financial statements.










































                                   -6-
FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Six Months
Consolidated (All Subsidiaries)              Ended June 30,
                                             1994       1993
                                              (Unaudited)
INTEREST INCOME
Interest and fees on loans                 $13,859    $13,649
Interest on investment securities:
        Taxable                              1,694      2,154
        Exempt from federal income tax         281        318
                                           --------------------
                                            $1,975     $2,472
Interest on federal funds sold                  95        205
                                           --------------------
                TOTAL INTEREST INCOME      $15,929    $16,326
INTEREST EXPENSE
  Interest on deposits:
        Savings                               $911     $1,039
        Int.-bearing transaction acct.         960      1,149
        Time, $100,000 or more                 221        233
        Other time                           3,050      3,577
                                            --------------------

                TOTAL INTEREST EXPENSE      $5,142     $5,998

                NET INTEREST INCOME        $10,787    $10,328
Provision for possible credit losses          (163)      (338)
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE CREDIT LOSSES                 $10,624     $9,990

OTHER OPERATING INCOME
        Trust department income               $434       $360
        Service charges on deposit accts.      814        735
        Security gains                           3         28
        Other income                           628        469
                                            ---------------------
                                            $1,879     $1,592
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $4,253     $3,737
        Occupancy Expense of Premises          505        472
        Equipment Expense                      536        481
        Data Processing Expense                230        193
        Deposit Assess. and Related Fees       488        457
        Other Expense                        1,812      1,837
                                            ---------------------
                                            $7,824     $7,177

        INCOME BEFORE TAX                   $4,679     $4,405
                (Less Income Tax)           (1,517)    (1,465)
                                            ---------------------
                                 -7-
                      NET INCOME            $3,162     $2,940
                                            =====================
                 NET INCOME PER SHARE        $0.51      $0.48
                                            =====================
        Av. Common Shares Outstanding        6,189      6,180
                                            =====================

See Notes A and C to Unaudited consolidated financial statements.












































                                 -8-


FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)                              Six Months
                                                     Ended June 30,
OPERATING ACTIVITIES                                1994       1993
                                                      (Unaudited)
Net Income                                       $ 3,162    $ 2,935
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Provision for posible credit losses       163        338
          provision for depreciation                435        588
          Net accretion & amortizatin of investment
               security discounts & premiuns        416        450
          Increase in accrued interest & other
               receivables                         (943)      (401)
          Decrease(increase)in accrued interest
               & other payables                   1,138     (1,577)
                                               --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES      $  4,371   $  2,333

INVESTING ACTIVITIES
Proceeds from maturities of available for sale
      securities                               $ 23,581   $ 43,085
Purchases of available for sale securities (35,829) (47,684) Proceeds form maturities of held to maturity
     securities                                     830          0
Purchases of held to maturity securities         (4,556)         0
Net (increase)decrease in short-term loans         (818)     1,812
Net decrease(increase) in longer-term loans       1,533     (4,313)
Purchases of premises & equipment                  (775)    (1,499)
                                               -------------------
NET CASH USED IN INVESTING ACTIVITIES          $(16,034)  $ (8,599)
                                               ====================
FINANCING ACTIVITIES
Unrealized gains(losses) in available for sale
     securities, net of tax                    $   (664)  $      0
Net increase in demand deposits, NOW
     accounts and savings accounts                 9,654     3,488
Net increase (decrease) in certificates of
     deposit                                       4,515    (4,102)
Cash dividends declared                             (619)   (1,091)
Proceeds form issuance of capital stock              130       196
NET CASH PROVIDED BY                            -------------------
     FINANCING ACTIVITIES                       $ 13,016  $ (1,509)
                                                -------------------
Decrease in cash and cash equivalents           $  1,353  $ (7,775)
Cash & cash equivalents at beginning of year    $ 14,735  $ 23,321
                                                -------------------
Cash & cash equivalents at end of quarter       $ 16,088  $ 15,546
                                                ===================
See note A to unaudited consolidated financial statements.
                                 -9-

FIRST UNITED CORPORATION

Note to Unaudited Consolidated Financial Statements

June 30, 1994

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do note include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustements considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the six month period ended June 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form
 10-K for the year ended December 31, 1993.
     Per share financial information has been restated for the 100% stock divdend effective in the form of a 2:1 stock split paid June 15, 1993, and for the 50% stock dividend effective in the form of a 3:2 stock split paid February 8, 1994.

Note B -- Accounting Change

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of June 30, 1994, of adopting Statement 115 decreased shareholder's equity by $664,000 (net of $342,000 in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale. Previously, these securities were carried at amortized cost or lower-of-cost-or-market.

Note C --

     The consolidated financial statements of the Corporation give retroactive effect to the merger with Myersville Bank, which has been accounted for as a pooling of interests.

Part  I.  Financial Information
Item II.  Management's Discussion and Analysis



    Consolidated net earnings for First United Corporation during the second quarter of 1994 amounted to $1.56 million, or $.25 per share. This compares favorably to $1.49 million, or $.24 per share for the same quarter of 1993. Year-to-date earnings were $3.16 million, or $.51 per share which represents an increase of
7.55 percent over the same period in 1993. Year-to-date, Return on Average Assets (ROAA) was 1.47 percent. The Return on Average Equity (ROAE) was 12.79 percent for the year. In comparison, the ROAA and ROAE for the year of 1993 was 1.42 percent and 12.86 percent, respectively.

     Net interest income was $10.79 million for the first six months of 1994. This represents a 4.44 percent increase over the first six months of 1993. Loan growth and effective asset/liability management made this growth possible. Loans were the main source of interest income accounting for 87.00 percent of the total interest income. Other Time Deposits were the main
source of interest expense, totalling $3.05 million of the   $5.14
million.

     Other operating income increased to $1.88 million which
represents a $.29 million increase or 18.03 percent over the same
period a year ago.   Strong sales in the Trust Department,
commissions earned through PRIMEVEST Financial Services and Oakfirst Life Insurance Company have caused the increase.

     The provision for possible credit losses was $.16 million for the first half of 1994 versus $.33 million for the first half of 1993. Net charge-offs year-to-date were $.13 million versus $.37 million for the same period in 1993. As these numbers reflect, the Corporation continues to emphasize stringent underwriting standards and has a strong commitment to the loan review process.

     Non-interest expense increased from $7.18 million for the first six months of 1993 to $7.82 million for the same period in 1994, representing a 9.01 percent increase. Salaries and employee benefits were the main reasons for this increase. The Corporation, through solid teamwork of all its staff members, remains vigilant in its effort to increase efficiency.

     Deposit growth continues to remain steady for the Corporation during the first half of 1994. Total deposits were $382.70 million, representing a 3.84 percent increase over year end 1993. Net loans increased $.55 million to $315.03 million.

     Shareholders' equity increased to $50.38 million or a 4.15 percent increase over year end. The Corporation posts a healthy capital position, reflective of a risk-based capital ratio of 18.97 percent.

     The Corporation paid a cash dividend on May 1, 1994 of $.10 per share to shareholders of record as of April 21, 1994. This dividend closely equals the $.16 per share dividend paid for the same period of 1993, which, when adjusted for the 3 for 2 stock split, is the equivalent of $.1067 per share. In addition, a cash dividend of $.12 per share was declared on July 6, 1994. The dividend is payable August 1, 1994, to shareholders of record as of July 21, 1994.

     In an ongoing commitment to deliver our products and services in a quality manner, First United will open its new White Oaks Office in Cumberland during the third quarter. This new facility will offer an automated teller machine (ATM), additional office space, and a FUN Bank designed for children.

     Construction continues on the Riverside Center Community Office to be located in North Frederick. It is anticipated that this office will open at the end of the third quarter. This Myersville Bank Office will offer a complete product line, plus house offices for two Trust Officers and a PRIMEVEST Investment Executive.

Part  II.   OTHER INFORMATION
Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Other Information.

                  None.

Item   5.   Exhibits and Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K for the period ending June 30, 1994.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION


Date     8/09/94          /s/   RICHARD G. STANTON
        ----------       ----------------------------------------
                         Richard G. Stanton, Chairman of the Board,
                         President, and Chief Executive Officer



Date     8/09/94          /s/    ROBERT W. KURTZ
        ----------       -----------------------------------------

                         Robert W. Kurtz, Executive Vice President and Treasurer

                                 SIGNATURES


Pursuant to the requirements of the Securities Exhange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST UNITED CORPORATION


Date      8/09/94
         ---------       ------------------------------------------
                         Richard G. Stanton, Chairman of the Board,
                         President and Chief Executive Officer



Date      8/09/94
         ----------      ------------------------------------------
                         Robert W. Kurtz, Executive Vice President and Treasurer