Form 10-Q
period 1994-09-30
FIRST UNITED CORP/MD/
filed 1994-11-10
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1994

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

Common stock, $.01 Par value--6,191,767 shares outstanding as of September 30, 1994 Preferred stock, No par value--No shares outstanding as of September 30, 1994.






                              -01-





                              INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1994
(Unaudited), December 31, 1993, and September 30, 1993
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended September 30, 1994, and September 30, 1993.

     Consolidated Statements of Income (Unaudited) - Nine months ended September 30, 1994, and September 30, 1993.

     Consolidated Statement of Cash Flows (Unaudited) - Nine months ended September 30, 1994, and September 30, 1993.

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

SIGNATURES








                              -02-
    FIRST UNITED CORPORATION
    Consolidated Balance Sheet

                                   Sept. 30,  Dec. 31, Sept. 30,
ASSETS                               1994      1993      1993
                                   (Unaudited)  (*)  (Unaudited)

    Cash and Due From Banks           $16,503  $12,832  $13,306
    Investments:

            Available for Sale:

        U.S. Treasury Securities       21,406        0        0
        Obl. of Other U S Gov. Agen.   35,199        0        0
        Other Investments              21,105        0        0
                                      --------------------------

            Total Available for Sale   77,710        0        0

            Held to Maturity:

        U.S. Treasury Securities            0   23,467   22,567
        Obl. of Other U S Govt Agen     3,800   33,315   37,372
        Obl. of St. and Loc. Govt       9,195    8,538    9,230
        Other Investments              14,658   16,211   18,716
                                      ---------------------------
            Total Held to Maturity     27,653   81,531   87,885
                                      ---------------------------
        Total Investment securities   105,363   81,531   87,885

    Federal Funds Sold                    315    1,903    3,580

    Loans                             324,769  316,782  315,511

    Reserve for Poss. Credit Loss      (2,322)  (2,306)  (2,769)
                                       --------------------------
               Net Loans              322,447  314,476  312,742

    Bank Premises and Equipment         8,919    8,026    8,064

    Acc. Int. Rec. and Other Assets     6,571    4,612    4,932
                                     ----------------------------
          TOTAL  ASSETS              $460,118 $423,380 $430,509
                                    ============================

* The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.
See notes to unaudited consolidated financial statements.
()  Indicates Deduction
                              -03-
FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                   Sept. 30, Dec. 31, Sept. 30,
                                      1994     1993     1993
                                   (Unaudited)  (*)  (Unaudited)
LIABILITIES

    Deposits
        Non-int. Bearing Deposits    $ 48,233 $ 41,456 $ 37,602
        Interest Bearing Deposits     358,284  327,071  340,463
                                     ---------------------------
           Total Deposits             406,517  368,527  378,065
    Res. for Taxes, Int., &
        Other Liabilities               2,624    5,821    4,562
    Dividends Payable                     743      660      548
                                     ----------------------------
          TOTAL  LIABILITIES         $409,884 $375,008 $383,175

SHAREHOLDER'S EQUITY
    Preferred Stock -No Par Value
    Authorized and Unissued; 2,000 Shares
    Capital Stock -Par Value $.01 per Share:
    Authorized 12,000 shares; Issued and
    Outstanding 6,192 shares at Sept. 30,
    1994, 6,186 outstanding at December
    31, 1993, and 6,167 outstanding at
    Sept. 30, 1993                   $     62 $     62 $     62
    Surplus                            23,141   23,005   22,832
    Retained Earnings                  27,898   25,305   24,440

    Unrealized Gains (Losses) on
    Avlbl. for Sale Sec. Net of Taxes    (867)       0        0
                                      ---------------------------
          TOTAL SHAREHOLDER'S EQUITY  $50,234  $48,372  $47,334
                                     ---------------------------
          TOTAL LIABILITIES AND
          SHAREHOLDER'S EQUITY       $460,118 $423,380 $430,509
                                     ============================





*The balance sheet at December 31, 1993 has been derived from the audited financial statements at that date.
See Notes to unaudited consolidated financial statements.
()  Indicates Deduction

                              -04-
FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Three  Months
Consolidated (All Subsidiaries)                Ended Sept. 30,
                                              1994        1993
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                  $7,131      $7,038
Interest on investment securities:
        Taxable                              1,069         882
        Exempt from federal income tax         117         132
                                            --------------------
                                            $1,186      $1,014
Interest on federal funds sold                 (18)         57
Interest on time deposit with other banks        3           0
                                            --------------------
                TOTAL INTEREST INCOME       $8,302      $8,109
INTEREST EXPENSE
  Interest on deposits:
        Savings                               $871        $595
        Interest-bearing transaction acct.     606         425
        Time, $100,000 or more                 148         101
        Other time                           1,234       1,665
                                            --------------------
                TOTAL INTEREST EXPENSE      $2,859      $2,786

                NET INTEREST INCOME         $5,443      $5,323
Provision for possible credit losses             2          21
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE CREDIT LOSSES                  $5,441      $5,302
OTHER OPERATING INCOME
        Trust department income               $213        $196
        Service charges on deposit accts.      160         335
        Security gains                          20           0
        Other income                           601         341
                                             --------------------
        Total Other Operating Income          $994        $872
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $2,294      $1,894
        Occupancy Expense of Premises          170         405
        Equipment Expense                      311         169
        Data Processing Expense                201          89
        Deposit Assess. and Related Fees       274         234
        Other Expense                          936       1,171
                                            ---------------------
        Total Other Operating Expenses      $4,186      $3,962

                              -05-

        INCOME BEFORE TAX                   $2,249      $2,212
                Applicable Income Taxes       (725)       (749)
                                          ----------------------
                      NET INCOME            $1,524      $1,463
                                          ======================
                 NET INCOME PER SHARE        $0.25       $0.24
                                          ======================
        Av. Common Shares Outstanding        6,192       6,190
                                          ======================

See Notes A and C to Unaudited consolidated financial statements.






































                              -06-
FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                              Nine Months
Consolidated (All Subsidiaries)              Ended Sept. 30,
                                             1994       1993
                                               (Unaudited)
INTEREST INCOME
Interest and fees on loans                 $20,909    $20,687
Interest on investment securities:
        Taxable                              2,763      3,036
        Exempt from federal income tax         398        450
                                           --------------------
                                            $3,161     $3,486
Interest on federal funds sold                  77        262
Interest on time deposits with other banks       3          0
                                           --------------------
                TOTAL INTEREST INCOME      $24,231    $24,435
INTEREST EXPENSE
  Interest on deposits:
        Savings                             $1,782     $1,634
        Int.-bearing transaction acct.       1,566      1,574
        Time, $100,000 or more                 369        334
        Other time                           4,284      5,242
                                            --------------------
                TOTAL INTEREST EXPENSE      $8,001     $8,784
                NET INTEREST INCOME        $16,230    $15,651
Provision for possible credit losses           165        359
                                           ---------------------
NET INTEREST INCOME AFTER PROVISION
FOR POSSIBLE CREDIT LOSSES                 $16,065    $15,292

OTHER OPERATING INCOME
        Trust department income               $647       $556
        Service charges on deposit accts.      974      1,070
        Security gains                          23         28
        Other income                         1,229        810
                                            ---------------------
        Total Other Operating Income        $2,873     $2,464
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $6,547     $5,631
        Occupancy Expense of Premises          675        877
        Equipment Expense                      847        650
        Data Processing Expense                431        282
        Deposit Assess. and Related Fees       762        691
        Other Expense                        2,748      3,008
                                         ---------------------
        Total Other Operating Expenses     $12,010    $11,139

                              -07-
        INCOME BEFORE TAX                   $6,928     $6,617
                Applicable Income Tax       (2,242)    (2,214)
                                            ---------------------
                      NET INCOME            $4,686     $4,403
                                            =====================
                 NET INCOME PER SHARE        $0.76      $0.71
                                            =====================
        Av. Common Shares Outstanding        6,190      6,185
                                            =====================

See Notes A and C to Unaudited consolidated financial statements.






































                              -08-
FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
                                               Nine Months
                                              Ended Sept. 30,
OPERATING ACTIVITIES                           1994    1993
                                                (Unaudited)
Net Income                                 $ 4,686    $ 4,403
Adjustments to rec. net income to net cash
provided by operating activities:
     Provision for possible credit losses      165        359
     Provision for depreciation                643        607
     Net accretion & amortization of investment
          security discounts & premiums        551      1,045
     (Increase)in acc. int. & oth. recvbles.(1,959)       180
     Decrease(increase)in accrued interest
          & other payables                   3,114     (1,290)
                                          --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES $  7,200   $  5,304
INVESTING ACTIVITIES
Proceeds from maturities of available for
sale securities                           $ 44,286   $ 62,755
Purchases of available for sale securities (56,835)   (65,971)
Proceeds form maturities of held to maturity
securities                                   2,171          0
Purchases of held to maturity securities   (10,607)         0
Net (increase)decrease in short-term loans  (2,666)       562
Net decrease(increase) in longer-term loans 11,078    (18,728)
Purchases of premises & equipment           (1,536)    (1,892)
                                           -------------------
NET CASH USED IN INVESTING ACTIVITIES     $(14,109)  $(23,274)
FINANCING ACTIVITIES                      ====================

Net increase in demand deposits, NOW
accounts and savings accounts              $24,478   $15,392
Net increase (decrease) in certificates of
deposit                                    (13,512)   (3,156)
Cash dividends declared                     (2,104)   (2,184)
Proceeds form issuance of capital stock        130       247
NET CASH PROVIDED BY                      -------------------
     FINANCING ACTIVITIES                 $  8,992  $ 10,299
                                          -------------------
Cash and cash equivalents at beg. of qtr. $ 14,735 $ 21,747 increase/(decrease) in cash & cash equiv. $ 2,083 $ (7,671)
                                          -------------------
Cash & cash equivalents at end of qtr.    $ 16,818  $ 14,076
                                          ===================
See Notes A and C to unaudited consolidated financial statements.

                              -09-

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

Sept. 30, 1994

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the nine month period ended Sept. 30, 1994, are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.
     Per share financial information has been restated for the 100% stock dividend effective in the form of a 2:1 stock split paid June 15, 1993, and for the 50% stock dividend effective in the form of a 3:2 stock split paid February 8, 1994.

Note B -- Accounting Change

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of Sept. 30, 1994, of adopting Statement 115 decreased shareholder's equity by $867,000 (net of $447,000 in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale. Previously, these securities were carried at amortized cost or lower-of-cost-or-market.

Note C --

     The consolidated financial statements of the Corporation give retroactive effect to the merger with Myersville Bank, which has been accounted for as a pooling of interests.

                              -10-
Part  I.  Financial Information
Item II.  Management's Discussion and Analysis



    Consolidated net earnings for First United Corporation during the third quarter of 1994 amounted to $1.52 million, or $.25 per share. This compares favorably to $1.46 million, or $.24 per share for the same quarter of 1993. Year-to-date earnings were $4.69 million, or $.76 per share which represents an increase of
6.43 percent over the same period in 1993. Year-to-date, Return on Average Assets (ROAA) was 1.44 percent. The Return on Average Equity (ROAE) was 12.60 percent for the year. In comparison, the ROAA and ROAE for the year of 1993 was 1.41 percent and 12.54 percent, respectively.

     Net interest income was $16.07 million for the first nine months of 1994. This represents a 5.05 percent increase over the first nine months of 1993. Loan growth and effective asset/liability management made this growth possible. Loans were the main source of interest income accounting for 86.62 percent of the total interest income. Other Time Deposits were the main source of interest expense, totalling $4.28 million of the $8.00 million in total interest expense.

     Other operating income increased to $2.87 million, which represents a $0.41 million increase or 16.60 percent over the same period a year ago. Increased income earned in some of our non-traditional product areas, such as Trust services, PRIMEVEST Financial Services and Oakfirst Life Insurance Company attributed to the rise in income.

     The provision for possible credit losses was $.17 million for the first nine months of 1994 versus $.36 million for the first nine months of 1993. Net charge-offs year-to-date were $.15 million versus $.37 million for the same period in 1993. A hallmark of First United Corporation is its strong emphasis on maintaining a top quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

     Non-interest expense increased from $11.14 million for the first nine months of 1993 to $12.01 million for the same period in 1994, representing a 7.82 percent increase. Salaries and employee benefits were the main reasons for this increase. The Corporation, through solid teamwork of all its staff members, remains vigilant in its effort to increase efficiency.


                              -11-
     Deposit growth continues to remain steady for the Corporation during the first nine months of 1994. Total deposits were $406.52 million, representing a 10.31 percent increase over year end 1993. Net loans increased $7.97 million to $322.45 million.

     Shareholders' equity increased to $50.23 million or a 3.85 percent increase over the end of year 1993. The Corporation posts a healthy capital position, reflective of a risk-based capital ratio of 17.82 percent.

     The Corporation paid a cash dividend on August 1, 1994, of $.12 per share to shareholders of record as of June 21, 1994. In addition, a cash dividend of $0.12 per share was declared on September 28, 1994. The dividend is payable November 1, 1994, to shareholders of record as of October 21, 1994.

     First United Corporation recently completed a survey of customers in all regions, identifying quality services levels. The corporation performed above its peers in almost every category. Specifically, the staff scored well in the friendliness they offer and in their responsiveness to inquiries. The Corporation continues to monitor and strive for improvement in quality service.

     Myersville Bank has been busy during the last few months introducing additional mortgage, checking, and other services. Recently the Bank increased its ATM access to include the MAC network, and its newest office, Riverside Center in North Frederick, will open its doors in October.



















                              -12-
Part  II.   OTHER INFORMATION
Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

                  None.

Item   5.   Other Information.

                  None.

Item   6.   Exhibits and Reports on Form 8-K.

               The Company did not file any reports on Form
               8-K for the period ending September 30, 1994.
























                              -13-






                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      11/09/94          /s/   RICHARD G. STANTON
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President, and Chief Executive
                         Officer



Date      11/09/94          /s/    ROBERT W. KURTZ
         ----------      ----------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer





















                              -14-






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      11/09/94
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President and Chief Executive
                         Officer



Date      11/09/94
         ----------      ---------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer





















                              -14-