Form 10-Q/A
period 1994-03-31
FIRST UNITED CORP/MD/
filed 1994-11-14
CIK 763907

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities.
Item 3.  Defaults upon Senior Securities.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-k.
Item 7.  Financial Data Schedule
SIGNATURES








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
























                              -13-

First United Corporation
Financial Data Schedule


Document
Type  Exhibit-27
Description       Article 9 FDS for 10-Q
Text
Article 9
Multiplier                    1,000
Table
S
Period-type                   Year
Fiscal-year-end               Dec-31-93
Period-end                    Sept-30-94
Cash                                    16,378
Int-bearing-deposits                       125
Fed-fund-sold                              315
Trading-assets                               0
Investments-held-for-sale               77,710
Investments-carrying                    27,653
Investments-market                      27,198
Loans                                  324,769
Allowance                                2,322
Total-assets                           460,118
Deposits                               406,517
Short-term                                   0
Liabilities-other                        3,367
Long-term                                    0
Common                                      62
Preferred-mandatory                          0
Preferred                                    0
Other-re                                50,172
Total-liabilities-and-equity           460,118
Interest-loan                           20,990
Interest-invest                          3,161
Interest-other                              80
Interest-total                          24,231
Interest-deposit                         7,853
Interest-expense                         8,001
Interest-income-net                     16,230
Loan-losses                                165
Securities-gains                            23
Expense-other                           12,010
Income-pretax                            6,928
Income-pre-extraordinary                 4,686
Extraordinary                                0
Changes                                      0
Net-income                               4,686
                              -14-
First United Corporation
Financial Data Schedule Continued


Eps-primary                                .76
Eps-diluted                                  0
Yield-actual                              5.40
Loans-non                                  773
Loans-past                                 522
Loans-troubled                               0
Loans-problem                                0
Allowance-open                               0
Charge-offs                                 64
Recoveries                                  44
Allowance-close                          2,322
Allowance-domestic                       2,322
Allowance-foreign                            0
Allowance-unallocated                        0































                              -15-




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





















                              -16-






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