Form 10-Q/A
period 1994-09-30
FIRST UNITED CORP/MD/
filed 1995-01-04
CIK 763907

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

                        First United Corporation

Date         11/09/94            /s/  Richard G. Stanton
             --------           --------------------------
                                Richard G. Stanton, Chairman of the
                                Board, President, andk Chief Executive
                                Officer


Date         11/09/94            /s/   Robert W. Kurtz
             --------           --------------------------
                                Robert W. Kurtz, Executive Vice
                                President and Treasurer

                                 -14-

First United Corporation
Financial Data Schedule