Form 10-K
period 1994-12-31
FIRST UNITED CORP/MD/
filed 1995-03-21
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION              FORM 10-K
WASHINGTON, DC 20549
(Mark One)
     l     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended December 31, 1994

           OR

     l     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from January 1, 1994, to December 31, 1994

          Commission file number 0-14237

FIRST UNITED CORPORATION
(Exact name of registrant as specified in its charter)

Maryland                                 52-1380770
(State or other jurisdiction           (I.R.S. Employer
incorporation or organization)         Identification No.)

19 South Second Street
Oakland, Maryland                            21550-0009
(Address of principal executive offices)     (Zip Code)

Registrant s telephone number, including area code (301) 334-9471

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes l No l

     Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant s knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. l

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995:
      Common Stock $.01 Par Value $126,931,224

     The number of shares outstanding of the registrant classes of common stock as of February 28, 1995:
      6,191,767 Shares

Documents Incorporated by Reference
     Portions of the registrant s definitive proxy statement for the annual shareholders meeting to be held April 18, 1995, are incorporated by reference into Part III.


                                    (1)


                            First United Corporation
                               Table of Contents
PART I
Item 1.      Business                                               3
Item 2.     Properties                                              6
Item 3.     Legal Proceedings                                       6
Item 4.     Submission of Matters to a Vote of Security Holders     6
PART II
Item 5.     Market for the Registrant s Common Stock and Related
            Shareholder Matters                                     6
Item 6.     Selected Financial Data                                 8
Item 7.     Management s Discussion and Analysis of Financial
            Condition and Results of Operations                    8-21
Item 8.     Financial Statements and Supplementary Data           22-40
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                     40
PART III
Item 10.     Directors and Executive Officers of the Registrant     41
Item 11.     Executive Compensation                                 41
Item 12.     Security Onership of Certain Beneficial Owners and
             Management                                             41
Item 13.     Certain Relationships and Related Transactions         42
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                            42
             Signatures                                             43





                                     (2)



                                     PART I

Item 1. BUSINESS

FIRST UNITED CORPORATION

     First United Corporation (the Corporation ) headquartered in Oakland, Maryland, is a multi-bank holding company with one non-bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1985. On July 1, 1985, the Corporation acquired all the outstanding stock of First United Interim National Bank, successor by merger of First United National Bank & Trust.

     On November 30, 1993, the Corporation merged with HomeTown Bancorp, Inc., (and its subsidiary Myersville Bank). On that date, the Corporation issued 697,500 shares of its common stock in exchange for all of the outstanding shares of HomeTown Bancorp s common stock. On December 23, 1993, HomeTown Bancorp (the holding company) was dissolved, resulting in Myersville Bank becoming a direct subsidiary of the Corporation. The consolidated financial statements of the Corporation give retroactive effect to the merger, which has been accounted for as a pooling of interests. Accordingly, the financial statements of the Corporation and Myersville Bank have been combined and are included in the consolidated financial statements of the Corporation for all periods presented.

     First United National Bank & Trust, First United Bank of West Virginia, N.A., Myersville Bank, and Oakfirst Life Insurance Corporation are the only operating subsidiaries of the Corporation.

      FIRST UNITED NATIONAL BANK & TRUST

     First United National Bank & Trust is a national banking association chartered in 1900 and is a member of the Federal Reserve System. The deposits of First United National Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC).

     First United National Bank & Trust operates fourteen banking offices, five facilities in Garrett County, Maryland, eight in Allegany County, Maryland and one in Washington County, Maryland. First United also operates a total of fifteen Automated Teller Machines (ATM s), five of which are located in Garrett County, nine in Allegany County and one in Washington County, Maryland. First United National Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett and Allegany counties in Maryland and residents in neighboring counties in Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United National Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, educational loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United Nationl Bank & Trust provides a variety of insurance products, such as annuities and home owner s insurance, and full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United National Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 1994, First United National Bank & Trust had total deposits of $291.87 million and total loans of $256.96 million, and the total market value of assets under the supervision of the Trust Department was approximately $129 million.

      FIRST UNITED BANK OF WEST VIRGINIA, N.A.

     First United Bank of West Virginia, N.A., is a national banking association chartered in 1887 and is a member of the Federal Reserve System. The deposits of First United Bank of West Virginia, N.A., are also insured by the FDIC.
      First United Bank of West Virginia, N.A., operates four banking offices. Two are located in Mineral County, West Virginia; one is located in Hampshire County, West Virginia, and one in Hardy County, West Virginia. In addition, First United Bank of West Virginia, N.A., also operates three ATM s, one in each of Mineral, Hampshire and Hardy Counties. First United Bank of West Virginia, N.A., provides a complete range of retail and commercial banking services to a customer base in Mineral, Hampshire and Hardy Counties, West Virginia, and to residents in neighboring Garrett and Allegany Counties in Maryland. The customers in these geographical areas consist of individuals, businesses, and various governmental units. The services provided by the First United Bank of West Virginia, N.A. include checking, savings, NOW, and Money Market deposit accounts, business loans, personal loans, mortgage loans, educational loans, lines of credit, trust services, and a variety of insurance products such as annuities and home owner s insurance. First United Bank of West Virginia, N.A., also provides safe deposit and night depository facilities. First United Bank of West Virginia, N.A., opened banking offices in Romney, Hampshire County, and Moorefield, Hardy County, West Virginia during 1993. At December 31, 1994, First United Bank of West Virginia, N.A. had total deposits of $40.54 million and total loans of $37.45 million.




                                    (3)



      MYERSVILLE BANK

     Myersville Bank is a commercial bank incorporated under the laws of the State of Maryland on October 26, 1898. The deposits of Myersville Bank are insured with the FDIC. It is engaged in a general commercial and retail banking business serving individuals, businesses, and governmental units in Frederick County, Maryland, Washington County, Maryland, and neighboring areas. Myersville Bank has its main office in Myersville, Maryland, which is located in Frederick County. Myersville Bank also has branch offices in Smithsburg, Maryland, and Hagerstown, Maryland which are located in Washington County, and a banking office in Frederick, Maryland. In addition, Myersville Bank also operates six ATM s, three of which are located in Frederick County and three in Washington County.
     Myersville Bank provides a variety of products and services to individuals and businesses in its market area. Deposit accounts include savings, checking (including NOW and Super NOW), money market, Christmas Club and individual retirement accounts, as well as certificates of deposit and trust services. The lending products of Myersville Bank include first and second mortgages, home equity loans, vehicle loans, personal loans and commercial loans including agribusiness loans. Myersville Bank also offers services such as automated teller machines, money orders, Visa cards, safe deposit boxes, direct deposit and banking by mail.
     Historically, Myersville Bank has been a consumer-oriented institution that has made loans to idividuals and small and medium-sized businesses. As part of its provision of services in the Frederick/Washington County market, Myersville Bank, in conjunction with its Community Reinvestment Act planning process and the local housing authority, has adopted policies and strategies which management believes have been helpful in determining both lending and deposit patterns. Analysis of this information permits the Board of Directors and senior management to ensure that potential borrowers are treated in a fair and nondiscriminatory manner and to promote services in all areas of Myersville Bank s market. At December 31, 1994, Myersville Bank had total deposits of $62.73 million and total loans of $49.12 million.

      OAKFIRST LIFE INSURANCE CORPORATION

     Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by U.S. Life Credit Life Insurance Corporation on consumer loans made by First United National Bank & Trust and Myersville Bank. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of the Corporation.

      Competition

     The Corporation s banking subsidiaries, First United National Bank & Trust, First United Bank of West Virginia, N.A., and Myersville Bank, compete with various other national banking associations, state banks, branches of major regional banks, savings and loan associations, savings banks, and credit unions, as well as other financial service institutions such as insurance companies, brokerage firms and various other investment firms. In addition to this local competition, First United National Bank & Trust, First United Bank of West Virginia, N.A., and Myersville Bank also compete for banking business with institutions located outside the States of Maryland and West Virginia.

      Supervision and Regulation of Banking Entities

     The Corporation is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the Act ). The Corporation is required to file with the board of governors quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already




                                    (4)



majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ( FDICIA ) was enacted in December 1991. FDICIA was primarily designed to provide additional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified.Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a holding company controlling a failing institution must guarantee such institution s compliance with its plan.
     FDICIA also requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. The statute also imposes limitations on certain mergers and consolidations between insured depository institutions with different home states.
     In addition to limitations on bank holding company acquisitions under laws administered by the Federal Reserve Board and FDIC, other restrictions on acquisitions are contained in certain state laws. For example, the banking laws of many states, including Maryland and West Virginia, generally permit out-of-state bank holding companies to acquire and control domestic banks so long as there is a reciprocal right under the statutes of the acquiring company s home state. On September 29, 1994, the Interstate Banking Efficiency Act was signed into Federal law. This legislation is intended to diminish the barriers to interstate acquisitions and mergers among banking institutions, and to provide greater flexibility in interstate branching. This statute is not expected to have any immediate impact on the business and operations of the Corporation, but no prediction can be made as the effect of the new law on competitive conditions facing the banking industry in general or the Corporation in particular.
     First United National Bank & Trust, and First United Bank of West Virginia, N.A. are Federally insured national banking associations. The operation of both subsidiaries is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Comptroller of the Currency, the Federal Reserve Board, and the FDIC. Myersville Bank is a Federally insured state chartered bank. It is subject to Federal and state laws applicable to commercial banks and to regulation by the Maryland State Banking Commission and the FDIC. The Corporation is examined regularly by the Federal Reserve Board, the national banking subsidiaries are periodically examined by the Office of the Comptroller of the Currency, while Myersville is examined by the State of Maryland and FDIC, and Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance.
     In accordance with Federal Reserve regulations, the subsidiary banks are limited as to the amount they may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulators.

      Governmental Monetary and Credit Policies and Economic Controls

     The earnings and growth of the banking industry and ultimately of First United National Bank & Trust, First United Bank of West Virginia, N.A., and Myersville Bank are affected by the monetary and credit policies of governmental authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expeced to continue to have such an effect in the future.



                                   (5)

     In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

      Employees

     At December 31, 1994, the Corporation and its subsidiaries employed approximately 391 individuals, of whom 50 were officers, 196 were full-time employees, and 145 part-time employees.

      Executive Officers of the Corporation

     Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation s definitive Proxy Statement for the annual shareholders meeting to be held April 18, 1995, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption Directors and Executive Officers of the Registrant.

      Prospective Change in Organization of Certain Subsidiaries

     The Corporation is currently seeking the approval of bank regulators to merge First United Bank of West Virginia, N.A. into First United National Bank & Trust. Management believes that effecting this merger will promote greater standardization of services and products offered by these entities, thereby enabling the Corporation to achieve administrative efficiencies and cost savings. It is anticipated that as a result of the merger, two existing branch office locations situated less than one mile apart will be combined. The costs of effecting the merger, including legal and accounting fees and expenses, are not expected to be material. The merger is expected to be completed before the end of the 1995 calendar year.

      Item 2. PROPERTIES

     The main office of the Corporation and First United National Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by First United National Bank & Trust. First United National Bank & Trust has branch offices in Cumberland, LaVale, Frostburg, Bel Air, Westernport, and Barton in Allegany County, Maryland. It also has branches located in Oakland, Deep Creek Lake, Friendsville and Grantsville in Garrett County, Maryland.
     First United Bank of West Virginia, N.A., maintains four offices located in West Virginia, two of which are owned. The main office is in Piedmont, West Virginia, and occupies approximately 2,720 square feet. Other branches are located in Keyser, Romney, and Moorefield, W.V.
     The main office of Myersville Bank is located at 207-09 Main Street, Myersville, Maryland. The Myersville property, as well as the three branch offices in Smithsburg, Hagerstown, and Frederick, Maryland are owned in fee simple.
     The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1994, 1993 and 1992 was equal to $169,736, $136,413, and $71,598, respectively.

      Item 3. LEGAL PROCEEDINGS

     The Corporation and it subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlemet of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

     Item 5.     MARKET FOR REGISTRANT S COMMON STOCK AND RELATED SHAREHOLDER
                MATTERS

     The common stock of First United Corporation is traded on the Nasdaq National Market System. This listing became effective on September 2, 1992. There are 12,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1994 was approximately 6,191,767. As of December 31, 1994 the Corporation had approximately 2,485 holders of record of



                                    (6)



its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 1994. The following tables reflect the high bid and high ask prices, restated for the 50% common stock dividend paid on February 8, 1994 effected in the form of a 3-for-2 stock split during the period indicated and the cash dividends paid on common stock for the periods indicated.

 1994                    High Ask     High Bid

1st Quarter               $25.00      $22.33
2nd Quarter                24.50       22.25
3rd Quarter                20.50       19.00
4th Quarter                21.00       19.50

1993                     High Ask     High Bid

1st Quarter                 13.00      $11.66
2nd Quarter                 14.17       12.84
3rd Quarter                 17.34       15.34
4th Quarter                 23.45       22.34

Cash Dividends

     Cash dividends were paid by the Corporation on the dates indicated as follows:
                               1994     1993

February                       $.11     $.09
May                              .10     .09
August                           .12     .09
November                         .12     .09

     The Corporation paid a 100% stock dividend effected in the form of a 2-for-1 stock split on June 15, 1993. The Corporation also paid a 50% stock dividend February 1, 1994, effected in the form of a 3-for-2 stock split.
          The dividend amounts for 1993 in the above chart have been restated to give effect to the acquision by the Corporation of HomeTown Bancorp, Inc., and to reflect the dividends per share paid by the two entities on a combined basis. On a pre-transaction basis, actual dividends per share paid by the Corporation and by HomeTown were $.43 and $1.40, for the year ended December 31, 1993, respectively.
          Quotes for the Stock can be found on the Nasdaq/NMS under the symbol FUNC. Market Makers for the Stock are:
Ferris Baker Watts       Legg Mason Wood Walker       Wheat First Securities
12 North Liberty St.     125 West Street, Suite 201   33 West Franklin Street
Cumberland, MD 21502     Annapolis, MD 21401          Hagerstown, MD 21740
(301) 724-7161           (800) 638-9165               (800) 388-1248
(800) 776-0629

                                                      29 North Liberty Street
Parker/Hunter                                         Cumberland, MD 21502
14th and Chaplin St.                                  (301) 724-2660
700 Riley Building
Wheeling, WV 26003                                    107 South Second Street
(800) 523-2153                                        Oakland, MD 21550
                                                      (301) 334-5806




                                   (7)



6. SELECTED FINANCIAL DATA
                          (In thousands, except per share data)
                      1994       1993       1992       1991      1990
Balance Sheet Data
 Total Assets       $459,040   $423,380    $417,083   $400,296   $398,063
 Total Deposits      391,650    368,527     365,827    354,618    354,687
 Total Net Loans         333,375    314,476    299,663    281,516    285,066
 Total Shareholder Equity 51,131     48,372     44,894     40,636     37,640
Operating Data
 Interest Incoe         $ 33,059   $ 32,484   $ 34,981   $ 38,638   $ 40,634
 Interest Expense         11,265     11,356     14,834     20,308     22,623
 Net Interest Income      21,794     21,128     20,147     18,330     18,011
 Other Operating Income    3,832      3,488      2,750      2,674      2,619
 Provision for Possible
          Credit Losses      165        269        719        952      1,614
 Other Operating Expense  16,220     15,158     13,058     12,386     11,824
  Income Before Tax        9,241      9,189      9,120      7,666      7,192
 Income Tax                3,014      3,177      2,918      2,356      2,019
 Net Income             $  6,227   $  6,012   $  6,202   $  5,310   $  5,173
Per Share Data
 Net Income                $1.01      $0.97      $1.01      $0.86      $0.84
 Regular Dividends Paid     0.45       0.36       0.34       0.33       0.32
 Special Dividend                                 0.06
 Book Value                $8.26      $7.83      $7.29      $6.62      $6.14

     ** Per Share data has been restated to reflect the 100% stock dividend paid on June 15,1993, and the 50% stock dividend paid on February 8, 1994.Item

 Item 7 .     MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

          This section presents management s discussion and analysis of the financial condition and results of operations of First United Corporation and subsidiaries (collectively, the Corporation ) including First United National Bank & Trust, First United Bank of West Virginia, N.A., and Myersville Bank (the Banks ), and Oakfirst Life Insurance Corporation.
          This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.
     In May 1993, the Corporation declared a 100% stock dividend effected in the form of a two-for-one stock split paid on June 15, 1993. Share and per share information in the accompanying financial statements have been restated to reflect this stock split.
     On November 30, 1993, the Corporation acquired all the outstanding stock of Hometown Bancorp, Inc. in exchange for 697,500 shares of the Corporation s common stock, along with cash in lieu of fractional shares, consummating the acquisition announced in March 1993. Hometown s sole subsidiary was Myersville Bank. The acquisition was accounted for as a pooling-of-interests. Accordingly, financial data presented has been restated to reflect this acquisition as if it had occurred at the beginning of the periods presented.
     In December 1993, the Corporation declared a 50% stock dividend effected in the form of a three-for-two stock split paid on February 8, 1994. Share and per share information in the accompanying financial statements have been restated to reflect this stock split.



                                  (8)




                           EARNINGS ANALYSIS

OVERVIEW

     The Corporation s net earnings for 1994 increased to $6.23 million, or 3.6% over the $6.01 million reported for 1993. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $6.20 million achieved in 1992. Return on average assets were 1.40%, 1.42% and 1.53% in 1994, 1993, and 1992, respectively.
     The return on average shareholders equity for 1994 decreased to 12.32% from 12.86% the previous year, as compared to 14.54% in 1992. Earnings per share increased to $1.01 in 1994 from $.97 in 1993, and compared with $1.01 in 1992.

      NET INTEREST INCOME

     The primary source of earnings continued to be net interest income   the
difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds. This segment of earnings is affected by changes in interest rates, account balances and the mix of earning assets and interest bearing funding sources.
     Total interest income for 1994 increased 1.8% over 1993, from $32.48 million to $33.06 million, primarily due to growth in earning assets, even though the yield on earning assets declined slightly (see Table 1). Total interest expense at $11.27 million was close to the 1993 level of $11.36 million, with the effect of lower rates paid being offset by growth in deposits and borrowed funds. The net effect of these changes was a 3.2% improvement in net interest income to $21.79 million in 1994 from $21.13 million in 1993. This compares to $20.15 million in 1992. The improvement in 1993 represents an increase of 4.86% over 1992 s net interest income. Table 3 analyzes the changes in net interest income attributable to volume and rate components.
     For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate.
      The taxable equivalent net interest margin has been relatively constant, at 5.34% in 1994 and 5.37% in 1993 and 1992. Table 2 compares the components of the net interest margin and the changes occurring between 1994, 1993, and 1992.

      ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is based on management s continuing evaluation of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.
     The provision for possible credit losses decreased 37.0%, to $.17 million in 1994, from $.27 million in 1993 which was down significantly from the 1992 provision of $.72 million. This favorable trend is a result of continued efforts by managemet to improve procedures for credit analysis, problem loan detection, and delinquency follow-up. In addition, improved economic conditions in the Corporation s market areas have provided a positive effect on loan loss experience.
     Table 8 presents the activity in the allowance for loan losses by major loan category for the past five years. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

      OTHER OPERATING INCOME

     Non-interest income for 1994, at $3.83 million, increased 9.7% over the $3.49 million earned in 1993. Although service charges on deposit accounts declined $.63 million, this decrease was more than offset by improvements in income from trust and fiduciary activities, brokerage commissions, fees from the Corporation s broker-dealer affiliates and real estate appraisal processing. Similar improvements account for the 1993 increase of 26.8% in non-interest income over the $2.75 million earned in 1992.



                                  (9)



      OTHER OPERATING EXPENSE

     Non-interest expense increased to $16.22 million in 1994 from $15.16 million in 1993, or 7.0%. Most of the increase in this category was due to higher salary and benefit costs associated with merit compensation increases, additional staffing required for the opening of the Riverside Office in Frederick, Maryland and the cost of enhanced support for commercial loan and trust services, particularly in the Myersville Bank subsidiary.
          Expenditures to further increase the role of technology in improving the efficiency of customer service delivery and internal processing activities, such as the installation of a wide area computer network, accounted for much of the increase in equipment expenses. It is anticipated that the long run efficiencies gained by projects such as this will be a net benefit to the earnings performance of the Corporation.
     Salary, benefit, occupancy and equipment expenses related to the opening of the Romney, Moorefield, and Hagerstown Martin s community offices accounted for much of the $2.10 million increase in 1993 non-interest expense over the 1992 amounts.

      APPLICABLE INCOME TAXES

     Applicable income taxes include both current and deferred portions, which are detailed in Note 9 of the audited consolidated financial statements. Income tax expense amounted to $3.01 million in 1994 as compared with $3.18 million in 1993 and $2.92 million in 1992. These amounts represented effective tax rates of 32.6%, 34.6%, and 32.0% for 1994, 1993, and 1992, respectively.

      INVESTMENT SECURITIES

     Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and loss excluded from earnings and reported as a separate component of stockholders equity net of income taxes. Investment securities classified as held-to-maturity are those that management has both the positive intent and the ability to hold to maturity, and are reported at amortized cost. The Corporation does not currently follow a strategy of making securities purchases with a view to near-term resales, and therefore does not own trading securities. The Corporation doption of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994, resulted in a change in classification of $71 million of investment securities from held to maturity to available for sale. For additional information, see Notes 1 and 3 to the Corporation s audited consolidated financial statements.
          Total investment securities amounted to $95.62 million, $81.53 million, and $82.25 million as of December 31, 1994, 1993, and 1992, respectively. The higher level of investments in securities resulted primarily from the excess increase in available funds resulting from the growth of deposits over loans.
     The Corporation manages its investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Corporation had no concentrations of investment securities from any single issues that exceeded 10% of shareholders equity. Table 4 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 1994, 1993, and 1992.

      LOAN PORTFOLIO

     The Corporation, through its Banks, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland; Mineral, Hardy and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation s loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the reserve for loan losses.




                                   (10)

These policies, coupled with on-going training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Table 4 presents the composition of the Corporation s loan portfolio by significant concentration.
     The Corporation s policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Corporation had no foreign loans in its portfolio as of December 31, 1994.
     During 1994, net loans increased $18.90 million or 6.0% to a total of $333.38 million. Due to continued favorable rate environment for much of the year, mortgage lending continued to be the primary source of loan growth. Favorable economic conditions also resulted in a significant increase in construction loans. Installment credit decreased during the year, in part due to greater usage of Home Equity Lines of credit for installment purchases.
Table 5 details the dollar amount and percentage distribution of the various key categories of credit in the loan portfolio.
     Funding for loan growth during 1994 was provided by increased levels of deposits, while 1993 loan growth was supported by a decrease in federal funds sold.
     It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well-secured or isin the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 1994, $ 1.03 million of non-accrual loans were secured by collateral with an estimated value of $1.83 million. The amount listed in Table 6 under restructured loans in 1992 is also included in the non-accrual loans total for that year.
     As of December 31, 1994, the Corporation had $1.52 million in loans for which payments were current, but the borrowers were experiencing financial difficulties. The corresponding total for year-end 1993 was $1.9 million.
These loans are subject to on-going management attention and their classifications are reviewed monthly.

      DEPOSIT AND OTHER FUNDING

     Deposit liabilities increased to $391.65 million in 1994 from $368.53 million at the end of 1993, or 6.3%. The $23.12 million in deposit growth compares favorably to the $2.7 million growth in deposits experienced during 1993, when market interest rates were generally at the low-point in the current business cycle. Time and savings deposits continue to be the main source of deposit growth, although interest bearing demand deposits exhibited some growth during both 1994 and 1993. The Corporation continues to experience strong competition for deposits from other commercial banks, credit unions, the stock market and mutual funds. Table 10 displays the average balances and average rates paid on all major deposit classifications for 1994, 1993, and 1992.

      CAPITAL RESOURCES

     The Banks of the Corporation and the Corporation itself are subject to risk-based capital regulations which were adopted by Federal banking regulators and became fully phased in on December 31, 1992. These guidelines are used to evaluate capital adequacy, and are based on an institution s asset/risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 Capital, consisting of common shareholders equity and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for credit losses, subject to certain limitations.
     Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average assets, after




                                   (11)

certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation s capital policy establishes guidelines meeting these regulatory requirements, and which take into account current or anticipated risks and future growth opportunities.
     On December 31, 1994, the Corporation s risk-based capital ratio was 16.18%, well above the regulatory minimum of 8.00%. The risk-based capital ratios for year-end 1993 and 1992 were 18.88% and 1851%, respectively.
     Retained earnings and shareholder participation in the Corporation s dividend reinvestment and stock purchase plan provided an additional $4.26 million in total stockholders equity, which grew to $52.64 million at the end of 1994, from $48.37 million at year-end 1993 and $44.89 million at year-end 1992. The equity to assets ratio at December 31, 1994, was 11.14%, compared with 11.43% and 10.76% at year-end 1993 and 1992. As a result of the Corporation s adoption of Statement of Financial Accounting Standards No. 115 Accounting for Investments in certain Debt and Equity Securities, an adjustment to shareholders equity as of January 1, 1994, of $506, net of taxes, was recorded.
     Cash dividends of $.45 per share were paid during 1994, compared with $.36 per share in 1993 and $.34 per share in 1992. This represents a dividend payout rate (dividends per share divided by net income per share) of 33.8%, 37.1%, and 33.7% for 1994, 1993 and 1992.

                        ASSET AND LIABILITY MANAGEMENT

INTRODUCTION

     The Investment and Funds Management Committee of the Corporation seeks to assess and manage the risk associated with fluctuating interest rates while maintaining adequate liquidity. This is accomplished by formulating and implementing policies that take into account the sources and uses of funds, maturity and repricing distributions of assets and liabilities, pricing strategies, and marketability of assets.

 LIQUIDITY

     The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation s delineated market areas are accommodated. Total liquid assets, represented by cash, investment securities (avabilabe-for-sale and held-to-maturity maturing within one year) and loans maturing within one year, amounted to $102.71 million, or 22.4% of total assets at December 31, 1994. This compares with $128.96 million, or 30.5% of 1993 year-end assets, and $104 million, or 26.8%, of 1992 year-end assets. The decrease from 1994 to 1993 is primarily the result of assets being invested for longer periods of time to enhance the yield of the Corporation s portfolio.
          Additional liquidity of $ 89 million is available from unused lines of credit at various upstream correspondent banks and the Federal Home Loan Bank of Atlanta.

     INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margin, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The gap report assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabiliies at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.




                                   (12)



     In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing and off-balance sheet commitments. These guidelines are based on management s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. This modeling reflects interest rate changes and the related impact on net income over specified periods. Managment does not use derivative financial instruments to effect its interest rate sensitivity.
     Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. The rate or growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.
          Table 13 presents the Corporation s interest rate gap position at December 31, 1994. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation s position at any other time.










                                   (13)





 Distribution of Assets, Liabilities and Shareholders  EquityInterest Rates
             and Interest Differential Tax Equivalent Yields
                               ( In thousands )

Table 1
                        For the Years Ended December 31,
                      1994                   1993                 1992
               Avg.         Annl     Avg            Annl    Avg          Annl
               Bal     Int  Rate     Bal      Int   Rate    Bal    Int   Rate
Federal funds
 sold         $574    $144  5.23%   $7,851    $260  3.31%  $9,857  $468 4.75%
Other interest-earning
 assets        125       4  3.20%        0       0  0.00%       0     0 0.00%
Investments:
 Taxable    84,915   3,424  5.45%   73,562   3,929  5.34%  72,297 5,155  7.13%
 Non Taxable 8,579   1,192  9.39%    8,954     583  9.89%  12,617   973 11.72%
  Total investment
securities  93,494   4,616  5.59%   82,516   4,512  8.21%  84,914  6,128 9.23%
Loans      324,140  28,295  8.73%  308,804  27,712  8.97% 384,543 28,385 9.80%
Total earning
 assets    418,332  33,059  7.90%  399,171  32,484  8.21% 384,543 34,981 9.23%
Reserve for possible credit
losses      (2,333)                 (2,775)                (2,714)
Other non-earning
 assets     28,931                  25,875                 24,336
  Total non-earning
   assets   26,598                  23,100                 21,622
Total
Assets  $444,930 $33,059  7.90%  $422,271 $32,484 8.21% $406,165 $34,981 9.23%
Liabilities andShareholders  Equity
 Deposits:
  Noninterest-bearing deposits
         $43,763    $  0  0.00%  $ 36,054       $0 0.00% $32,667    $  0 0.00%
  Interest-bearing demand deposits
          93,352   2,136  2.29%    87,538    2,115  2.42%  79,722  2,846 3.57%
  Savings deposits
          85,998   2,359   2.74%   73,528    1,983   2.70%  66,924 2,496 4.25%
  Time deposits
   $100,00 or more
          29,937   1,142   3.81%   17,093      445    4.40%  19,568  757 5.50%
  Time deposits less than $100,000
         133,528   5,326   3.99%  154,863    6,813   2.60% 158,945 8,735 3.87%
  Short-term   borrowings
           6,040     302   5.50%
    Total deposits and short-term borrowings
         392,618  11,265   2.87%   369,076  11,356  3.41% 357,826 14,834 4.56%
Other liabilities
           2,283                     6,455                  5,676
Shareholders  equity
          50,030                    46,740                 42,663
Total Liabilities and
Shareholders  Equity
        $444,930 $11,265  2.87% $422,271 $11,356  3.41% $406,165 $14,834 4.56%

**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.



                                  (14)


                             Net Interest Margin
                              ( In thousands )
Table 2
     1994     1993     199 2
                               Tax                 Tax                   Tax
                    Average   Equiv.     Average  Equiv.                Equiv.
                    Balance    Rate      Balance   Rate      Balance     Rate
Earning Assets      $418,332   7.90%     $399,171  8.21%     $384,543    9.23%
Interest-bearing
 Liabilities         348,855   2.87%      333,022  3.41%      325,159    4.56%
Net Benefit of
 Noninterest-bearing Sources   0.60%               0.57%                 0.70%
Average Cost of Funds          2.71%               2.84%                 3.86%
NET INTEREST MARGIN            5.34%               5.37%                 5.37%

*The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.


                       Interest Variance Analysis (1)
                              ( In thousands )

Table 3
     1994 COMPARED TO 1993     1993 COMPARED TO 1992
     INCREASE     INCREASE
     (DECREASE) DUE TO     (DECREASE) DUE TO
     Volume     Rate     Net     Volume     Rate     Net
Interest income:
 Loans          $1,196    ($  613)    $ 583     $1,865    ($2,538)    ($  673)
 Tax Invest        556       (384)      172       ( 87)    (1,139)     (1,226)
 Non-Tax Invest   (118)        50       (68)      (429)        39       ( 390)
 Federal Funds
    Sold          (366)       250       116       ( 95)     ( 113)      ( 208)
  Total Interest
 Income         $1,272    ($  697)     $575     $1,254    ($3,751)    ($2,497)
Interest expense:
 Interest-bearing  $   89     ($  68)     $  21      121     (852)     ( 731)
 Savings              188        188        376      281     (794)     ( 513)
 Time Deposits       (248)    (1,239)    (1,487)     661   (2,583)    (1,922)
 Time Deposits
 >100,000             294        403        697     (312)               (312)
 Total Deposits    $  322     ($ 715)    ($ 393)  $  751  ($ 4,229)  ($3,478)
Total Interest
 Expense           $  624     ($ 715)    $  (91)  $  751  ($ 4,229)  ($ 3,478)
Net Interest
 Income            $  647      $  19      $ 666   $  503   $   478    $   981

 (1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.





                                  (15)



              Investment Security Maturities, Yields, and Market Values
                                  ( In thousands )
Table 4
     December 31, 1994
                                                                         Tax
  U.S.    T.E.   Federal     T.E.   State   T.E.        T.E.           Equiv.
Treasury  Yld    Agencies    Yld    & Muni  Yld  Other  Yld  Total       Yld
Maturity Book Value
 Available-for-Sale
  Within One Year
  $12,684   4.13%  $3,789  5.36%     $0  0.00%    $150  6.38%  $16,623   4.43%
  One to Five Years
    9,065   4.94%  24,878  5.78%    686  7.43%  12,632  5.74%   47,261   5.63%
  Five to Ten Years
        0   0.00%   2,081  4.31%  2,045  7.74%   1,908  7.45%    6,034   6.47%
  Over Ten Years
        0   0.00%       0  0.00%      0  0.00%   5,280  6.87%    5,280   6.87%
Book Value
  $21,749         $30,748        $2,731        $19,970         $75,198   5.52%
Taxable Equivalent Yield
    4.47%           5.63%         7.66%          6.21%           5.52%
 Held-to-Maturity
  Within One Year
       $0   0.00%      $0  0.00%   $921  9.97%  $2,455  5.35%   $3,376   6.61%
  One to Five Years
        0   0.00%   3,800  5.61%  2,617   6.95%  7,279  6.89%   13,696   6.55%
  Five to Ten Years
        0   0.00%       0  0.00%  1,246   7.55%  1,451  5.19%    2,697   6.28%
  Over Ten Years
        0   0.00%       0  0.00%    510   15.47% 2,427  5.75%    2,937   7.44%
Book Value
       $0          $3,800        $5,294        $13,612         $22,706   6.64%
 Total Book Value
  $21,749         $34,548        $8,025        $33,582         $97,904
Taxable Equivalent Yield
    0.00%           5.61%         8.44%          6.23%            6.64%
Market Value
 $21,252         $33,612        $7,769        $32,380          $95,013
December 31,1993 Book Value
  23,467         $33,315        $8,538        $16,211          $81,531
December 31,1992 Book Value
 $22,565         $34,498       $10,967        $14,218          $82,248

**The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%.





                                   (16)



                       Summary of Loan Portfolio
                          ( In thousands )
Table 5
                              Loans Outstanding as of December 31,
                        1994         1993        1992       1991        1990
Commercial, Financial,
 & Agricultural       $47,111      $38,351     $48,295     $46,666     $46,524
Real Estate
 Construction          19,838       10,902       4,568       2,118       1,798
Real Estate Mortgage  220,991      220,228     198,659     173,364     175,206
Installment            47,785       47,301      50,939      61,940      64,065
 TOTAL               $335,725     $316,782    $302,461    $284,088    $287,593

                          Percentage of Portfolio as of December 31,
                        1994         1993        1992        1991       1990
Commercial, Financial,
& Agricultural         14.03%      12.11%     15.97%     16.43%     16.18%
Real Estate
 Construction           5.91%       3.44%      1.51%      0.75%      0.62%
Real Estate Mortgage   65.83%      69.52%     65.68%     61.02%     60.92%
Installment            14.23%      14.93%     16.84%     21.80%     22.28%
 TOTAL                100.00%     100.00%    100.00%    100.00%    100.00%


                            Maturities of Loan Portfolio
                                   (In thousands)
Table 6
                                     December 31, 1994

                                    MATURING
                       MATURING    AFTER ONE     MATURING
                         WITHIN    BUT WITHIN   AFTER FIVE
                        ONE YEAR    FIVE YEAR      YEARS       TOTAL
Commercial, Financial
 & Agricultural          $31,835     $ 1,224     $ 14,052     $ 47,111
Real Estate Construction       0      19,838            0       19,838
Real Estate Mortgage      11,485      48,973      160,533      220,991
Installment               16,900      29,825        1,060       47,785
 Total                   $60,220     $99,860     $175,645     $335,725

Classified by Sensitivity to Change in Interest Rates

Fixed-Interest Rate
 Loans                   $56,069     $64,164      $27,042     $147,275
Adjustable-Interest
 Rate Loans                4,151      35,696      148,603      188,450
 Total                   $60,220    $ 99,860    $ 175,645     $335,725



                                    (17)



                      Risk Elements of Loan Portfolio
                              ( In thousands )
Table 7
                                  For the Years Ended December 31
                             1994     1993      1992        1991       1990
Non-accrual Loans          $1,027     $438     $2,337      $3,155     $2,067
Accruing Loans Past
 Due 90 Days or More          489    1,243        463         887        652
Restructured Loans              0        0      1,530           0          0

Information with respect to non-accrual loans at December 31,1994 and 1993 is as follows:

                                                  1994     1993
Non-accrual Loans                               $1,027      $438
Interest Income That Would
Have Been Recorded Under Original Terms          $  502      $132
Interest Income Recorded During the Period        $  48      $  5


                        Activity of Loan Loss Provision
Table 8                        ( In thousands )

                                    Summary of Loan Loss Experience
                                    For the Years Ended December 31
     1994     1993     1992     1991     1990
Balance at Beginning
 of Period        $  2,306     $  2,798     $  2,572     $  2,527     $  2,033
 Loans Charged Off:
  Commercial, Financial
, and Agricultural      35          469           53          250          465
  Real Estate
 Construction            0            0            0            0            0
  Real Estate
  Mortgage             164          359          359          276          244
  Installment          121          264          349          588          606
   TOTAL CHARGED OFF   320        1,092          761        1,114        1,315
 Recoveries of Loans:
  Commercial, Financial,
 and Agricultural       39          135           87           50           13
  Real Estate
  Construction           0            0            0            0            0
  Real Estate Mortgage  35           97           79           60           76
  Installment          126           99          102           97          106
   TOTAL RECOVERIES    200          331          268          207          195
Net Loans Charged Off  120          761          493          907        1,120
Provision Charged
 to Operations         164          269          719          952        1,614
Balance at the End
 of Period           2,350        2,306        2,798        2,572        2,527
Loans Net of Unearned Income
at End of Period  $335,725     $316,782     $302,461     $284,088     $287,593
Daily Average
Balance of Loans  $331,169     $308,804     $289,722     $283,558     $285,051
Allowance for Possible Loan Loss
to Loans Outstanding 0.70%        0.73%        0.93%        0.91%        0.88%
Net Charge Offs to Average
 Loans Outstanding   0.04%        0.24%        0.06%        0.03%        0.39%



                                     (18)



                       Allocation of Allowance for Loan Losses
                                  ( In thousands )
Table 9
                      1994       1993      1992       1991       1990
Commercial          $  457     $  448     $  544     $  500     $  491
Real Estate Mortgage   661        649        787        723        711
Home Equity             11         11         13         12         12
Consumer               223        219        266        244        240
Commitments             78         77         93         85         84
Unallocated            920        903      1,095      1,007        989
 Total              $2,350     $2,306     $2,798     $2,572     $2,527


                                    Average Deposit Balances
Table 10                                ( In thousands )

           Deposits by Major Classification for the Years Ended December 31,
                        1994                 1993                  1992
                Average               Average               Average
                Balance     Yield     Balance     Yield     Balance     Yield
Noninterest-bearing
 demand deposits $ 43,763              $ 36,054             $ 32,667
Interest-bearing
 demand deposits   93,352     2.29%      87,539     2.42%     79,722     3.57%
Savings deposits   85,998     2.74%      73,528     2.70%     66,924     4.25%
Time deposits
 $100,000 or more  29,937     3.81%      17,093     4.41%     19,568     5.50%
Time deposits less
 than $100,000    133,528     3.99%     154,863     2.60%    158,945     3.87%
 Total           $386,578              $369,077             $357,826



                                   (19)




                               Maturity of Time Deposits
                                  ( In thousands )

Table 11                              For the Year Ended December 31, 1994
                                          Greater than     Less Than
                                            $100,000       $100,000
Maturities
3 Months or Less                             $ 4,338       $  8,093
3 - 6 Months                                  11,347         34,479
6-12 Months                                    7,496         30,277
Over 1 Year                                    7,258         62,801
Total                                        $30,439       $135,650


                            Summary of Significant Ratios
Table 12
                                             1994      1993      1992
Return on Average Assets                    1.40%      1.42%      1.53%
Return on Average Equity                   12.32%     12.86%     14.54%
Dividend Payout Ratio                      33.80%     37.11%     33.66%
Total Equity to Total Assets at Year End   11.14%     11.43%     10.76%
Primary Capital Ratio                      10.02%     11.91%     11.36%
Total Risk-based Capital Ratio             16.18%     18.88%     18.51%
Leverage Ratio                             16.18%     18.88%     18.51%




                                   (20)



                        Summary of Interest Sensitivity Analysis
Table 13                            (In thousands)

                                     As of December 31, 1994
                                     0-90     91-365     1-5     Over 5
                                   Days     Days     Years     Years     TOTAL
Assets
Rate Sensitive
 Securities
  (Available-for-Sale &
 Held-to-Maturity) (1)    $ 11,458   $10,968   $60,957   $14,521   $ 97,904
 Loans (2)                  63,431    98,936   126,916    46,442    335,725
   Fed Funds Sold                0         0         0         0          0
  TOTAL RATE SENSITIVE      74,889   109,904   187,873    60,963    433,629
Liabilities
Rate Sensitive Deposits
 Investors  Choice          13,337         0         0         0     13,337
 Time Deposits Less
 Than $100,000               8,093    64,756    62,801         0    135,650
 Time Deposits $100,000
 or More                     4,338    18,843     7,258         0     30,439
 IMMA                       39,516         0         0         0     39,516
 ONE & Now Accounts         56,319         0         0         0     56,319
 Fed Funds Purchased
and Other Borrowed Funds    11,373         0         0         0     11,373
 TOTAL RATE
SENSITIVE (3) and (4)     $132,976   $83,599   $70,059        $0   $286,634
GAP ( Rate Sensitive Assets less Rate Sensitive Liabilities )
                           (58,087)   26,305   117,814    60,963    146,995
GAP to TOTAL Assets        (12.65%)   5.73%    25.67%     13.28%     32.02%

     (1 )      Securities are based on estimated maturities at book value .

     (2 )      Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
     (3 )      Transaction Accounts such as IMMA , ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation s historical experience with respect to such accounts.
     (4 )      This total does not include any type of savings accounts.
Management feels these accounts are not rate sensitive.




                                    (21)






     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      (a )     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                                          Page Number
          Independet Auditors  Report                         24
          Consolidated Balance Sheet                          25
          Consolidated Statements of Income                   26
          Consolidated Changes in Shareholder Equity          27
          Consolidated Statement of Cash Flows                28
          Notes to Consolidated Financial Data                29
     (b)     The following supplementary data is set forth
             in this Annual Report on Form 10-K on the
             following pages:
          Summary of Quarterly Financial Data                 40




                                    (22)





To the Shareholders:

     The consolidated financial statements, accompanying notes and related financial data of First United Corporation were prepared by Management, who has the primary responsibility for the integrity of the financial institution.
     The Corporation has a comprehensive system of internal accounting controls designed to provide reasonable assurance that assets are safe-guarded and reported financial information accurately reflects the condition of First United Corporation and its subsidiaries. This system of controls is reviewed by both internal auditors and independent auditors who monitor the adequacy and effectiveness of the control sytem.
     The audit function, selection of independent auditors, and review of the results of regulatory examinations are under the general oversight of the Audit Committee of the Board of Directors. Regular meetings are held with the internal auditors and the independent auditors, both of whom have free, direct access to the Committee. Ernst & Young LLP, independent auditors, have audited the financial statements of First United Corporation and subsidiaries for the years ended December 31, 1994, 1993, and 1992, as stated in their report.

                                  Richard Stanton

                                  /s/ Richard G. Stanton

                                  Chairman of the Board, President
                                  and Chief Executive Officer




                                    (23)




                       Report of Independent Auditors
                     Board of Directors and Shareholders
                          First United Corporation


     We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 1994 and 1993, the related consolidated statements of income, changes in shareholders equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of HomeTown Bancorp a wholly-owned subsidiary, which statements reflect total revenues constituting 11.2% in 1992 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HomeTown Bancorp is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material missatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed on Note 1 to the financial statements effective January 1, 1994, the Corporation changed its method of accounting for investments in debt and equity securities.



          January 30, 1995                  /s/ Ersnt & Young LLP





                                    (24)
















                First United Corporation and Subsidiaries
              Consolidated Statements of Financial Condition
                              (In thousands)
                                                     December 31
                                                  1994           1993
Assets
Cash and due from banks                         $ 14,536      $ 12,832
Federal funds sold                                               1,903
Investments:
 Available-for-sale securities-at market
 value-cost-$75,198  at December 31, 1994         72,913
 Held-to-maturity market-value $22,100
 and $82,299  at December 31, 1994 and
 1993, respectively                               22,706        81,531
Total investment securities                       95,619        81,531
Loans                                            335,725       316,782
Reserve for possible credit losses                (2,350)       (2,306)
Net loans                                        333,375       314,476
Bank premises and equipment                        9,354         8,026
Accrued interest receivable and other assets       6,156         4,612
Total Assets                                    $459,040      $423,380
Liabilities and Shareholders  Equity
Liabilities:
 Noninterest-bearing deposits                   $ 43,090      $ 41,456
 Interest-bearing deposits                       348,560       327,071
Total deposits                                   391,650       368,527
Federal funds purchased and other
 borrowed money                                   11,373
Reserve for taxes, interest and
 other liabilities                                 4,886         6,481
Total Liabilities                                407,909       375,008
Shareholders  Equity:
 Preferred stock no par value Authorized and unissued 2,000 shares Capital stock par value $.01 per share
  Authorized 12,000 shares, issued and
  outstanding 6,192 and 6,186 shares at
  December 31, 1994 and 1993 respectively             62            62
 Surplus                                          23,141        23,005
 Retained earnings                                29,435        25,305
 Unrealized gain or loss on marketable equity
 securities, net of tax                           (1,507)
Total Shareholders  Equity                        51,131        48,372
Total Liabilities and Shareholders  Equity      $459,040      $423,380

See notes to consolidated financial statements.




                                   (25)



                     First United Corporation and Subsidiaries
                        Consolidated Statements of Income
                     (In thousands, except per share amounts)

                                         Year ended December 31
                                      1994        1993        1992
Interest income
Interest and fees on loans          $28,295     $27,712     $28,385
Interest on investment  securities:
 Taxable                              4,101       3,929       5,155
 Exempt from federal income taxes       515         583         973
                                      4,616       4,512       6,128
Interest on federal funds sold          144         260         468
Interest on time deposits
with other banks                          4
Total interest income                33,059      32,484      34,981
Interest expense
Interest on deposits:
 Savings                              2,359       2,658      3,359
 Interest-bearing transaction
 accounts                             2,136       2,147      2,802
 Time, $100,000 or more               1,142         889      1,201
 Other time                           5,326       5,617      7,450
Interest on federal funds purchased
 and other borrowed funds               302          35         22
Total interest expense               11,265      11,356     14,834
Net interest income                  21,794      21,128     20,147
Provision for possible credit losses    165         269        719
Net interest income after provision
 for possible credit losses          21,629      20,859     19,428
Other operating income
Trust Department income                 839         744        654
Service charges on deposit accounts   1,302       1,365      1,186
Insurance premium income                302         314        348
Security gains and (losses)              (5)         28         19
Other income                          1,394       1,037        543
                                      3,832       3,488      2,750
Other operating expense
Salaries and employee benefits        8,838       7,627      6,751
Occupancy expense of premises           894         977        814
Equipment expense                     1,154       1,053        866
Data processing expense                 486         386        362
Deposit assessment and related fees     965         923        787
Other expense                         3,883       4,192      3,478
                                     16,220      15,158     13,058
Income before income taxes            9,241       9,189      9,120
Applicable income taxes               3,014       3,177      2,918
Net income                          $ 6,227     $ 6,012    $ 6,202
Earnings per share                    $1.01       $0.97      $1.01

See notes to consolidated financial statements.




                                   (26)




               First United Corporation and Subsidiaries
         Consolidated Statements of Changes in Shareholders  Equity
                 (In thousands, except per share amounts)

Unrealized
     Common          Gains and     Retained     Total
     Stock     Surplus     (Losses )     Earnings     Capital
Balance at January 1, 1992       $62     $22,479           $18,095     $40,636
Net income for the year                                      6,202       6,202
Dividend reinvestment and stock purchase
plan                                         159                           159
Cash dividends $.34 per share                               (2,103)    (2,103)
Balance at December 31, 1992      62      22,638     0      22,194      44,894
Net income for the year                                      6,012       6,012
Dividend reinvestment and
stock purchase plan              367                                       367
Cash dividends $.47 per share                               (2,901)    (2,901)
Balance at December 31, 1993      62      23,005     0      25,305      48,372
Adjustment to begining balance
 for change in accounting method,
 net of income tax of $261                         506                     506
Change in unrealized gains and (losses),
 net of tax of $516                             (2,013)                (2,013)
Net income for the year                                       6,227      6,227
 Dividend reinvestment and
   stock purchase plan                       136                           136
Cash dividends $.34 per share                               (2,097)    (2,097)
Balance at December 31, 1994      $62   $23,141 $(1,507)   $29,435     $51,131
( ) indicate deduction

See notes to consolidated financial statements.




                                   (27)



                   First United Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (In thousands)

                                                   Year ended December 31
                                                 1994     1993      1992
Operating activities
Net income                                     $ 6,227     $ 6,012     $ 6,202
Adjustments to reconcile net income
to net cash provided
 by oprating activities:
  Provision for possible credit losses             165         269         719
  Provision for depreciation                       864         821         660
  Net accretion and amortization of investment
   security discounts and premiums                 717       1,365         943
  Loss (gain) on sale of investment securities       5         (28)       (19)
(Increase) decrease in accrued interest receivable
   and other assets                             (1,544)        457         567
  (Decrease) increase in reserve for taxes,
   interest   and other liabilities             (1,595)        119       1,245
  Net cash provided by operating activities      4,839       9,015      10,317
Investing activities
Proceeds from sales of investment securities                 1,614         944
Proceeds from maturities and sales of
investment securities available for sale        45,747
Purchases of available for sale
investment securities                          (59,770)    (71,156)   (47,053)
Purchases of investment securities
held-to-maturity                                (8,428)
Proceeds from maturities of investment
 securities held-to-maturity                     6,133      68,922     41,795
Net (increase) in loans                        (19,064)    (15,082)   (18,900)
Purchase of premises and equipment              (2,192)     (2,068)    (1,119)
Net cash used in investing activities          (37,574)    (17,770)   (24,333)
Financing activities
Net increase in demand deposits, NOW accounts
 and savings accounts                            8,733       8,219     32,580
Net increase (decrease) in certificates
of deposit                                      14,391      (5,519)   (21,372)

Increase in federal funds purchased and
other  borrowed funds                          11,373
Cash dividends paid or declared                (2,097)     (2,901)     (2,103)
   Proceeds from issuance of common stock        136         367         159
Net cash provided by financing activities     32,536         166       9,264
Decrease in cash and cash equivalents           (199)     (8,589)     (4,752)
Cash and cash equivalents at
 beginning of year                            14,735      23,324      28,076
Cash and cash equivalents at end of year     $14,536     $14,735     $23,324

See notes to consolidated financial statements.




                                    (28)




                     First United Corporation and Subsidiaries
                    Notes to Consolidated Financial Statements
                     (in thousands, except per share amounts)

1. Summary of Significant Accounting Policies
Principles of Consolidation

     The accompanying financial statements of First United Corporation (Corporation) include the accounts of its wholly owned subsidiaries, First United National Bank & Trust (Bank), The First United Bank of West Virginia, N.A., (Piedmont), Myersville Bank (Myersville) and Oakfirst Life Insurance Corporation (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

      Investments

     Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.
     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders equity.
     The amortized cost of debt securities classified as hld-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
     At December 31, 1994, there were no securities held in the investment portfolio which were classified as trading.

      Interest on Loans

     Interest on loans is recognized based upon the principal amount outstanding. It is the Corporation s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.

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

      Reserve for Possible Credit Losses

     For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for possible credit losses based upon the impact of economic conditions on the borrower s ability to repay, past collection experience, the risk characteristics of the loan portfolio and such other factors which, in management s judgement, deserve current recognition. For income tax purposes, the Corporation provides the maximum addition to the reserve for possible credit losses allowable under applicable federal income tax law. Deferred taxes are provided or reversed in the statement of income for any difference.




      Income Taxes

     Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards ( SFAS ) No. 109, Accounting for Income Taxes. There was no cumulative effect adjustment for the adoption of SFAS No. 109 and prior year financial statements have not been restated. The Corporation had previously recorded income taxes using the deferred method under APB No. 11.



                                   (29)



          The provision for income taxes is based on income and expense amounts reported in the Consolidated Statements of Income adjusted for the effects of the alternative minimum tax. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (i.e., First United Corporation and Subsidiaries temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in the deferred tax asset valuation allowance.

      Statement of Cash Flow

     The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions Cash and due from banks and Federal
funds sold.   The Corporation paid $11,093, $11,242 and $15,689 in interest on deposits and other borrowed moneyfor the years ending December 31, 1994, 1993 and 1992, respectively.

      Earnings Per Share

     Earnings per share are based on the weighted average number of shares outstanding of 6,191, 6,178 and 6,155 for 1994, 1993 and 1992, respectively.
     For comparative purposes, earnings per share, dividends per share and weighted average shares outstanding for the years ended December 31, 1993 and 1992 have been restated to reflect the 50% stock dividend effected in the form of a three-for-two stock split of the Corporation s common stock paid February 8, 1994, to shareholders of record as of January 14, 1994.

      Recently Issued Accounting Guidance

     In May 1993, the FASB issued Statements No. 114 Accounting by Creditors for Impairment of a Loan, and in October, 1994 the FASB issued Statement No. 118 Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures. The Corporation is required to adopt Statements No. 114 and No. 118 in the fiscal year ending December 31, 1995. The Corporation has completed the analyses of Statements No. 114 and 118 and has determined that the effect of implementing these Statements will be immaterial on the Corporation s financial position and results of operations.

      Accounting Change

     In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Corporation adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The opening balance shareholders equity was decreased by $717 (net of $370 in deferred income taxes) to reflect the net unrealized holding losses on securities classified as available-for-sale previously carried at amortized cost.

      Reclassifications

     For comparability purposes certain reclassifications of prior year amounts have been made.


      2. Merger

     On November 30, 1993, the Corporation merged with HomeTown Bancorp (and its subsidiary Myersville Bank). On that date, the Corporation issued 697,500 shares of its common stock in exchange for all of the outstanding shares of HomeTown Bancorp s common stock. On December 23, 1993, HomeTown Bancorp (the holding Company) was dissolved resulting in Myersville Bank becoming a direct subsidiary of the Corporation. The consolidated financial statements of the Corporation give retroactive effect to the merger, which has been accounted for as a pooling of interests. Accordingly, the financial statements of the Corporation and Myersville Bank have been combined and are included in the consolidated financial statements of the Corporation for all periods presented.


                                  (30)



     Revenue, net income and dividends per share for the Corporation and for HomeTown Bancorp were as follows:

                                                  Year ended December 31
                                                    1993           1992
Revenue:
 First United Corp.                               $31,346        $32,997
 Myersville                                         4,626          4,734
Combined                                          $35,972        $37,731
Net  Income:
 First United Corp.                               $ 5,332        $ 5,509
 Myersville                                           680            693
Combined                                          $ 6,012        $ 6,202
Dividends per share:
 First United Corp.                                   .53            .40
 Myersville                                          1.40           1.35
Combined                                              .47            .34

3. Investment Securities

     The following is a comparison of book and market values of available-for-sale securities and held-to-maturity securities:

                                            Available-for-Sale Securities
                                             Gross      Gross     Estimated
                                          Unrealized Unrealize d     Fair
                                    Cost     Gains      Losses       Value
December 31, 1994                                   (In thousands)
U. S. Treasury securities and
 obligations of U. S. government
 agencies                          $52,497      $        $1,270     $51,227
Obligations of states and political
 subdivisions                        2,731           68   2,663
Mortgage-backed securities          19,711           13     958      18,766
U. S. corporate securities and
other debt securities                  259            2     257
Total debt securities              $75,198          $13  $2,298     $72,913


                                          Held-to-Maturity Securities
                                              Gross       Gross    Estimated
                                           Unrealized  Unrealized    Fair
                                     Cost     Gains       Losses     Value
December 1, 1994                                 (In thousands)
U. S. Treasury securities and
 obligations of U. S. government
 agencies                           $3,800      $           $163    $ 3,637
Obligations of states and political
 subdivisions                        5,294           71      259      5,106
U. S. corporate securities          11,185                   255     10,930
Total debt securities               20,279           71      677     19,673
Equity securities                    2,427                 2,427
Totals                             $22,706          $71     $677    $22,100

      Equity securities consist of Federal Reserve Bank and Federal Home Loan Bank Stock. These securities have no maturity and therefore are classified in the Due after 10 years maturity line.
          During the year ended December 31, 1994, available-for-sale securities with a fair market value at the date of sale of $7.2 million were sold. The gross realized gains on such sales totaled $2, and the gross realized losses totaled $5. Debt and marketable equity held-to-maturity securities with a fair market value at the date of sale of 4.1 million were sold, for a gross realized loss of $2. The securities that were sold from the held-to-maturity category were sold within ninety days of maturity.



                                   (31)




                                                       December 31, 1993
                                                              Gross
                                                 Amortized Unrealized  Market
                                                    Cost      Gains     Value
U.S. Treasury securities                          $23,467     $ 41     $23,508
U.S. Government agencies and corporations          33,315      396      33,711
Obligations of states and political subdivisions    8,538      251       8,789
Mortgage-backed securities                         14,344       80      14,424
Other debt securities                               1,867                1,867
Totals                                            $81,531     $768     $82,299

     There were no unrealized losses in the Corporation s investment portfolio at December 31, 1993.
          The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1994, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                 Available-for-sale Securities
                                                     Amortized      Market
                                                        Cost         Value
Due in one year or less                               $16,623       $16,460
Due after one year through five years                  47,261        45,478
Due after five years through ten years                  6,034         5,879
Due after ten years                                     5,280         5,096
                                                      $75,198       $72,913

                                                   Held-to-Maturity Securities
                                                      Amortized     Market
                                                         Cost        Value
Due in one year or less                               $ 3,376       $ 3,358
Due after one year through five years                  13,696        13,174
Due after five years through ten years                  2,697         2,590
Due after ten years                                     2,937         2,978
                                                      $22,706       $22,100

     At December 31, 1994, investment securities with a book value of $23,237 were pledged to secure public and trust deposits as required or permitted by law.

4. Reserve for Possible Credit Losses

     Transactions in the reserve for possible credit losses are summarized as follows:
                                                  1994        1993       1992
Balance at January 1                             $2,306      $2,798    $2,572
Provision charged to operating expense              164          29       719
                                                  2,470       3,067     3,291
Gross credit losses                                (320)     (1,092)     (761)
Recoveries                                          200         331       268
Net credit losses                                   120        (761)     (493)
Balance at December 31                          $2,350      $2,306     $2,798

     Non-accruing loans were $1,027, $438 and $2,337 at December 31, 1994, 1993 and 1992, respectively. Interest income not recognized as a result of non-accruing loans was $502, $132 and $231 during the years ended December 31, 1994, 1993, and 1992, respectively.



                                   (32)





5. Loans and Concentrations of Credit Risk

     The Corporation through its banking subsidiaries is active in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland; and Mineral, Hardy and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The following table presents the Corporation s composition of credit risk by significant concentration.

                                                     December 31, 1994
                                                           Loans
                                              Loan      Commitments      Total
Commercial, financial and agricultural      $ 47,111     $ 27,868     $ 74,979
Real estate construction                      19,838       14,190       34,028
Real estate mortgage                         220,991       21,482      242,473
Installment                                   47,785        7,570       55,355
Letters of credit                                             886          886
                                            $335,725     $ 71,996     $407,721

                                                      December 31, 1993
                                                           Loans
                                              Loan      Commitments      Total
Commercial, financial and agricultural      $ 38,351     $  8,426     $ 46,777
Real estate construction                      10,902        2,152       13,054
Real estate mortgage                         220,228        7,361      227,589
Installment                                   47,301       11,689       58,990
Letters of credit                                           4,037        4,037
                                            $316,782     $ 33,665     $350,447

     Loan commitments are made to accommodate the financial needs of the Corporation s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, more than 99 percent of letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management s credit assessment of the customer.
          Commercial, financial and agricultural loans are collateralized by real estate and equipment, and the loan-to-value ratios generally do not exceed 70 percent. Real estate mortgage loans are collateralized by the related property, and the loan-to-value ratios generally do not exceed 80 percent.
     Any customer real estate mortgage loan exceeding a loan-to-value ratio of 80 percent will require private mortgage insurance. Installment loans are typically collateralized with loan-to-value ratios which are established based on historical experience and the financial condition of the borrower and generally range from 80 percent to 90 percent of the amount of the loan. The Corporation will also make unsecured consumer loans to qualified borrowers meeting with the underwriting standards of the Corporation.

      6. Bank Premises and Equipment

     The composition of Bank premises and equipment is as follows:
                                                             1994        1993
Bank premises                                              $ 9,292     $ 8,610
Equipment                                                    8,735      7,538
                                                            18,027     16,148
Less accumulated depreciation                               (8,673)    (8,122)
Total                                                      $ 9,354    $ 8,026



                                     (33)




      7. Fair Value of Financial Instruments

     As required by the Statement of Financial Accounting Standards ( SFAS ) No. 107, Disclosures about Fair Value of Financial Instruments, the Corporation has presented fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corporation s ability to actually realize these derived values cannot be assumed.
     The fair values disclosed under SFAS No. 107 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. SFAS No. 107 excludes disclosure of non financial assets such as buildings as well as certain financial instruments such as leases. Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.
     The actual carrying amounts and estimated fair values of the Corporation s financial instruments that are included in the statement of financial condition at December 31 are as follows:
                                          1994                   1993
                               Estimated                Estimated
                               Carrying        Fair      Carying         Fair
                                Amount        Value       Amount        Value

Cash and due from banks        $ 14,536     $ 14,536     $ 12,832     $ 12,832
Investment securities            95,619       95,013       81,531       82,299
Loans                           335,725       327,13      316,782      319,929
Deposits                        391,650      392,195      368,827      369,129
Federal funds purchased and
 other borrowed funds            11,373       11,373

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents: The carrying amounts as reported in the statement of financial condition for cash and short-term instruments approximate those assets fair values.

 Investment Securities: Fair values for investment securities are based on quoted market values.

     Loans Receivable: For variable rate loans that reprice frequently or in one year or less, and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

     Federal Funds Purchased and Other Borrowed Funds: Federal funds purchased and other borrowed funds include federal funds purchased, Federal Home Loan Bank borrowings and other short-term borrowings. The fair value of short-term borrowings approximates the carrying value of these instruments based upon their short-term nature.

     Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts.) The carrying amounts for variable rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.

     Off-balance-sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation s estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 1994.



                                    (34)








8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings

Borrowings consist of the following:

FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first Mortgage Loans:
    Due January 4, 1995 @ 6.88%                                   $4,000
    Due January 21, 1995, @ 6.25%                                  2,000
    Due January 22, 1995 @ 6.18%                                   2,000
          Total                                                   $8,000

    The Corporation through its banking subsidiary, First United National Bank & Trust, has a credit agreement with FHLB of Atlanta in an amount up to $75,000. The line of credit is secured with the first lien on the 1-4 family mortgage portfolio totaling $150,010 on December 31, 1994.

     The Corporation's banking subsidiary First United National Bank & Trust has established various unsecured lines of credit totaling $6 million at various upstream correspondent banks. As of December 31, 1994, the outstanding balance under these lines was $3,373. The subsidiary also has established $8 million reverse repo lines at various correspondent banks. As of December 31, 1994, there was nothing outstanding on these facilities. The Corporation utilizes the lines to meet daily liquidity and does not rely on lines as a source of long term liquidity.

9. Income Tax

     Effective January 1, 1993, the Corporation changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, Accounting for Income Taxes (see Note
1). As permitted under the new rules, prior year s financial statements have not been restated. The cumulative effect of adopting Statement 109 as of January 1, 1993 was not material to the consolidated financial statements.
          A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:

                                                     Liability     Deferred
     Deferred                                          Method       Method
                                                   1994       1993       1992
Income before income taxes                        $9,241     $9,189     $9,120
Statutory income tax rate                            34%        34%        34%
Income tax                                         3,142      3,124      3,101
State franchise tax, net of federal tax benefit      283        424        230
Effect of nontaxable interest and loan income       (283)      (369)     (439)
Effect of TEFRA interest limitation                   27         32         40
Other                                               (155)       (34)      (14)
Income tax expense for the year                   $3,014     $3,177     $2,918
Taxes currently payable                           $2,738      2,901      2,998
Deferred taxes (benefit)                             366        276       (80)
Income tax expense for the year                   $3,014     $3,177     $2,918

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation s deferred tax assets and liabilities as of December 31 are as follows:



                                  (35)








                                                        1994             1993
Deferred tax assets:
  Reserve for possible credit losses................    $422            $ 406
  Deferred loan origination fees....................     287              286
  Pension expense...................................     682               64
  Merger costs......................................     115              115
  Unrealized loss on investment securites...........     777               _
  Other.............................................      18               18
    Total deferred tax assets.......................   1,687            1,089
  Valuation allowance...............................    (153)            (142)
    Total deferred tax assets less valuation
    allowance.......................................   1,534              947
Deferred tax liabilities:
  Excess depreciation...............................     487               460

Employee compensation...............................     207               _
  Other.............................................      _                57
    Total deferred tax liability....................     694              517
Net deferred tax assets.............................    $840            $ 430

     The components of the provision for deferred tax (benefit) for the year ended December 31, 1992 are as follows:

                                                                        1992
Reserve for possible credit losses...................................  $(87)
Deferred loan origination fees.......................................   (21)
Pension expense......................................................   (37)
Excess depreciation..................................................    34
Other................................................................    31
Total deferred
taxes................................................................. $(80)

     The Corporation made income tax payments of $3,142, $2,030, and $2,896 for the years ending December 31, 1994, 1993 and 1992, respectively.

10. Employee Benefit Plans

     The Corporation has a noncontributory pension plan covering substantially all full-time employees who qualify as to age and length of service.

     Pension expense charged to operations was $243, $225 and $211 in 1994, 1993, and 1992, respectively. The benefits are based on years of service and the employees compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's finding requirements.

     The following table sets forth plan's funded status and amounts recognized in the Corporation's financial statements for the years ended
December 31:


                                                     1994              1993
Actuarial present value of accumulated
benefit obligations:
  Accumulated benefit obligation, including vested
  benefits of $4,178 in 1994 and $3,559 in 1993     $(4,214)         $(3,584)
  Projected benefit obligation for service
  rendered to date..........                         (6,147)          (5,873)
Plan assets at fair value, primarily listed
stocks and fixed income securities                    5,419            5,145
Projected benefit obligation in excess of
plan assets                                            (728)            (728)
Unrecognized net loss                                 1,268              902
Unrecognized prior service cost arising from
amendment effective January 1, 1991                     (36)             (38)
Unrecognized net asset arising at transition
at January 1                                           (800)            (840)
Accrued pension cost                                 $ (296)           $ (704)



                                    (36)





                                                  1994       1993      1992
Net pension cost included the following components:
  Service costs_benefits earned
  during the year                                    $261     $249       $223
  Interest cost on projected benefit obligation       417      426        398
Actual return on plan assets                          177     (341)      (311)
Net amortization and deferral                        (612)    (109)       (99)
Net pension expense included in employee benefits    $243     $225       $211

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 8% for 1994 and 1993, respectively. The expected long-term rate of return on plan assets was 7.5% in 1994, and 8% in 1993 and 1992. Salaries were assumed to increase at 4% in 1994 and at 5% and 6.25% in 1993 for the Corporation and Myersville, respectively. During 1994, the Corporation lowered the discount rate used to value its projected benefit obligation and the long-term rate of return on plan assets to reflect the current rate environment. These changes in assumptions will not have a material impact on the Corporation's consolidated financial statements for 1995.

     The Corporation has a profit-sharing plan covering full-time employees who have completed one year of service. Contributions made to the plan are determined by the Board of Directors. The contributions to the profit-sharing trust fund for 1994, 1993 and 1992 were $583, $566 and $458, respectively.

     The Corporation has an Employee Stock Ownership Plan (ESOP) which covers full-time employees who have completed one year of service. The contributions made to the plan are determined by the Board of Directors of the Corporation, and are accrued when authorized. The expense relating to the ESOP for 1994, 1993, and 1992 was $40, $33 and $92, respectively. The contribution is used by the plan to purchase shares of common stock of the Corporation.

11. Federal Reserve Requirements

     The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 1994, the daily average amount of these required reserve was approximately $4,792.

12. Restrictions on Subsidiary Dividends, Loans or Advances

     Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. Under this law the banking subsidiaries could, without regulatory approval, declare dividends in 1994 of approximately $7,241 plus an additional amount equal to the net profits for 1995 up to the date of any such dividend declaration.

     Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1994, the maximum amount available for transfer from the banking subsidiaries to the Corporation in the form of loans was approximately $5,348.


                                   (37)




13. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition
                                                            December, 31

                                                         1994             1993
Assets
Cash.................................................  $  775           $    _
Investment securities................................   2,913              216
Investment in bank subsidiaries......................  43,924           42,985
Dividend receivable and other assets.................      82              660
Land and bank houses.................................       _              548
Investment in non-bank subsidiaries..................   4,908            4,623
Total Assets......................................... $52,602          $49,032




Liabilities and Shareholder's Equity
Reserve for taxes, interest and other liabilities.... $    11          $    _
Dividends payable....................................    _                 660
Shareholders' equity.................................  52,591           48,372
Total Liabilities and Shareholder's Equity........... $52,602          $49,032


                                                Year ended December 31
Condensed Statement of Incom            1994             1993             1992
Income:
  Dividend income from subsidiaries    $4,959          $3,251           $4,205
  Other income                            147              25                7
Total income                            5,106           3,276            4,212
Expense:
  Other expenses                           73              18               _
Total expense                              73              18               _
  Income before income taxes and equity
  in undistributed net income of
  subsidiaries                          5,033           3,258            4,212
Equity in undistributed net income of
subsidiaries:
  Banks                                   939           2,532            1,764
  Non-bank                                270             222              227
  Less income tax                         (15)              _              _
Net income                             $6,227          $6,012           $6,203


                                      (38)





13. Parent Company Financial Information (Parent Company Only) (continued)

Condensed Statement of Cash Flows

                                                 Year ended December 31

                                          1994          1993          1992
Operating activities
Net income                                 $6,227         $6,012        $6,203
Adjustments to reconcile net income to
net cash provided by operating activities:
    Increase in other receivables              _            (660)          _
    Undistributed equity in subsidiaries:
      Banks                                  (939)        (2,532)      (1,764)
      Non-bank                               (270)          (222)        (227)
      Increase in other assets                578            660           _
      (Decrease) Increase in other
      liabilities                            (649)             _           _
Net cash provided by operating activities   4,947           3,258       4,212
Investing activities
(Purchase) Disposal of premises and
 equipment                                     548            (548)        _
Purchase of investment securities           (2,959)           (216)       (35)
Proceeds from investment maturities            200              35         _
Investment in subsidiary                         _               _     (2,499)
Net cash used in investing activities       (2,211)            (729)   (2,534)
Financing activities
Cash dividends                              (2,097)          (2,901)   (2,103)
Proceeds from issuance of common stock         136               367      159
Net cash used by financing activities       (1,961)           (2,534)  (1,944)
Increase in cash and cash equivalents          775                (5)    (266)
Cash and cash equivalents at beginning of year   _                 5      271
Cash and cash equivalents at end of year    $  775              $   _  $    5

14. Commitments and Contingent Liabilities
     The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.
     Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $9,727 of life, accident and health insurance in force at December 31, 1994. In accordance with state insurance laws, this subsidiary is capitalized at $4,845.

15. Related Party Transactions
     In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Corporation and its subsidiaries. Pursuant to the Corporation's policy, such loans were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the years ended December 31:
                                          1994            1993            1992
Balance, January 1                       $2,940          $2,924         $3,004
Loans or advances                         5,971           1,023          1,149
Repayments                               (1,434)         (1,007)       (1,229)
Balance, December 31                     $7,477          $2,940         $2,924



                                      (39)




16. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 1994 and 1993.

Three months ended
                          March 31    June 30     September 30     December 31
1994
Interest income            $7,841      $8,088         $8,302          8,828
Interest expense            2,483       2,659          2,859          3,264
Net interest income         5,358       5,429          5,443          5,564
Provision for possible
 credit losses                 80          83              2              0
Other income                  891         988            994            959
Other expenses              3,867       3,957          4,186          4,210
Income before income taxes 2,302        2,377          2,249           2,313
Applicable income taxes      702          815            725             772
Net income                $1,600       $1,562         $1,524          $1,541
Earnings per share         $0.26        $0.25          $0.25           $0.25


Three months ended
                         March 31      June 30     September 30    December 31
1993
Interest income           $8,275        $8,071        $8,089          $8,049
Interest expense           2,968         3,030         2,786           2,572
Net interest income        5,307         5,041         5,303           5,477
Provision for possible
credit losses                173           165            21             (90)
Other income                 715           857           892           1,024
Other expenses             3,533         3,641         3,969           4,015
Income before income taxes 2,316         2,092         2,205           2,576
Applicable income taxes      769           708           737             963
Net income                $1,547        $1,384        $1,468          $1,613
Earnings per share         $0.25         $0.22         $0.24           $0.268


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



                                    (40)







                                 PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to Directors of the Registrant is incorporated by reference from the Registrant s definitive Proxy Statement for he annual shareholders meeting to be held April 18, 1995, from pages 2 through 6.

     Executive Officers of the Registrant are:

      NAME                              POSITION                       AGE
Richard G. Stanton                 Chairman of the Board                55
                                   President and
                                   Chief Executive Officer

Robert W. Kurtz                    Executive Vice President             48
                                   and Treasurer

William B. Grant                   Executive Vice President             41
                                   and Secretary

No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Directors, Nominees, or Executive Officers.

All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Mr. Stanton has been President and CEO of First United Corporation since 1987 and Chairman of the Board of First United Corporation since 1990 and First United National Bank & Trust since 1987.

Mr. Kurtz has been Treasurer of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

Mr. Grant has been Secretary of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT ARE:

NAME     POSITION     AGE
Philip D. Frantz                  Senior Vice President                34
                                  and Controller

Benjamin W. Ridder                Senior Vice President                53
                                  Director of Sales
                                  and Training
L. Scott Rush                      Senior Vice President              41

     Mr. Frantz has been Controller of the Corporation since 1988 and Vice President since 1990. He was appointed Senior Vice President in 1993.

     Mr. Ridder and Mr. Rush have both been Senior Vice Presidents of the Corporation since 1987.

      Item 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 18, 1995.

      Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

          Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 18, 1995.




                                   (41)




     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from page 6 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 18, 1995, and from Note 15 on page 33 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

                                  PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) and (2) Finaincial Statements and Financial Statement Schedules.

     The consolidated financial statements of the Corporation are listed in
Item 6 of the Annual Report on Form 10-K. All schedules applicable to the Corporation are shown in the financial statements or in the notes thereto included in this Annual Report on Form 10-K.

     All other schedules to the consolidated financial statements required by
Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     (3) Listing of Exhibits.

     (a) 3.1 Articles of Incorporation of the Corporation, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1993.

     3.2 By-laws of the Corporation, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1993.

     10.1 Employment contract of Terry L. Reiber, President and Chief Executive Officer of Myersville Bank and a Director of the Corporation, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1993.

     21.1 Subsidiaries of the Corporation, incorporated by reference on pages 1-4 of this Form 10-K.

     23.1 Consent of independent accountants, filed herewith.
     (b) The Registrant filed no reports on Form 8-K during the last quarter of the year ended December 31, 1994.






                                 (42)





                             Signatures


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         First United Corporation

                                         By:  /s/ Richard G. Stanton

                                         Richard G. Stanton
                                         Chairman of the Board, President,
                                         and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


                                  Signatures

/s/ David J. Beachy                           /s/ Dr. Andrew E. Mance
(David J. Beachy) Director                    (Dr. Andrew E. Mance) Director


/s/ Donald M. Browning                        /s/ Donald E. Moran
(Donald M. Browning) Director                 (Donald E. Moran) Director


/s/ Rex W. Burton                             /s/ Terry L. Reiber
(Rex W. Burton) Director                      (Terry L. Reiber) Director


/s/ John L. Conway                             /s/ I. Robert Rudy
(John L. Conway) Director                      (I. Robert Rudy) Director


/s/ Paul Cox, Jr.                              /s/ Tod. P. Salisbury
(Paul Cox, Jr.) Director                       (Tod P. Salisbury) Director


/s/ Dr. B. L. Grant                            /s/ James F. Scarpelli
(Dr. B. L. Grant) Director                     (James F. Scarpelli) Director


/s/ Robert W. Kurtz                             /s/ Karen F. Spiker
(Robert W. Kurtz) Director                      (Karen F. Spiker) Director




                                   (43)






                           FIRST UNITED CORPORATION
                            19 South Second Street
                                 P.O. Box 9
                            Oakland, Maryland 21550

                               March 17, 1995

                              PROXY STATEMENT


INFORMATION CONCERNING THE SOLICITATION

      The enclosed proxy is solicited on behalf of the Board of Directors of First United Corporation (the "Company") for use at the Annual Meeting of shareholders to be held on April 18, 1995 and any adjournment thereof. It is requested that the proxy be completed, signed and returned to the Company promptly. The cost of soliciting proxies will be borne by the Company. In addition to solicitation by mail, proxies may be solicited by officers, directors and regular employees of the Company personally or by telephone, telegraph or facsimile. No additional remuneration will be paid to officers, directors or regular employees who solicit proxies. The Company may reimburse brokers, banks, custodians, nominees and other fiduciaries for their reasonable out-of-pocket expenses in forwarding proxy materials to their principals. The Company has also engaged Mellon Securities Transfer, Inc. to assist in the solicitation of proxies, at an estimated cost of $1,000 plus reasonable expenses. Should you attend the meeting and desire to vote in person, you may withdraw your proxy by requesting management to do so, prior to exercise by the named proxies. Also, your proxy may be revoked before it is exercised, whether or not you attend the meeting, by notifying William B. Grant, Secretary, First United Corporation, P.O. Box 9, Oakland, Maryland 21550-0009, in writing prior to the Annual Meeting. Your proxy may also be revoked by using a subsequently signed proxy. The proxy materials are first being mailed to shareholders on or about March 17, 1995.


SHAREHOLDERS' PROPOSALS FOR 1996 ANNUAL MEETING

      Shareholders' proposals intended to be presented at the 1996 Annual Meeting must be received by the Company no later than November 18, 1995.


OUTSTANDING VOTING SECURITIES; VOTING RIGHTS

      The holders of record of Common Stock at the close of business on March 10,1995, will be entitled to receive notice of and vote at the Annual Meeting. As of that date, there were 6,191,767 shares of Common Stock outstanding and entitled to be voted at the Annual Meeting except that an aggregate of 538,768 shares, or 8.70%, held by the Trust Department of First United National Bank & Trust ("FUNBT"), as sole trustee for the benefit of various beneficiaries, may not be voted in the election of directors. Each share of Common Stock is entitled to one vote. Directors are elected by a plurality of the votes cast by the holders of shares of Common Stock present in person or represented by proxy at the meeting, with a quorum present. For purposes of the election of directors, abstentions and broker non-votes do not affect the plurality vote.


STOCK OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

      The following table sets forth information regarding the number of shares of Common Stock owned as of December 31, 1994 by directors and nominees for director, each executive of fixer named in the Summary Compensation Table, and all directors and named executive officers as a group. To the Company's knowledge, no person beneficially owns more than 5% of the Company's outstanding Common Stock.



                                 (1)






                                       Common Stock               Percent of
                                       Beneficially               Outstanding
                                       Owned(1)(2)                Common Stock
  NAME

David J. Beachy                            6,904                       .11%
Donald M. Browning                        16,774                       .27%
Rex W. Burton                              8,485                       .14%
John L. Conway                            61,993 (3)                  1.00%
Paul Cox, Jr                                 962                       .01%
Richard D. Dailey, Jr                      1,574                       .03%
WllliamB. Grant                            3,924 (3)                   .06%
RobertW. Kurtz                             8,291 (3)                   .13%
Andrew E. Mance                           43,525                       .70%
Elaine L. McDonald                         1,278                       .02%
Donald E. Moran                           94,497                      1.53%
Terry L. Reiber                            3,944                       .06%
I. Robert Rudy                            27,031                       .44%
Tod R Saiisbury                            6,205                       .10%
JamesE Scarpelli,Sr                       98,073 (3)                  1.60%
Karen E Spiker                             4,370                       .07%
Richard G. Stanton                        12,002 (3)                   .19%
RobertG. Stuck                               701                       .01%

Directors & Executive Officers
As a group (18 persons) . . . . . .      401,533                      6.48%


(I) Except as otherwise indicated and except for shares held by members of an individual's family or in trust, all shares are held with sole dispositive and voting power.

(2) Does not indude 703,340 shares held in the nomunee name First Oak Co. administered by the Trust Department of FUNBT, none of which shares are beneficially owned by any director or executive officer of the Company.

(3) Does not include 978 shares,629 shares, and 603 shares held in the First United Corporation ESOP for Richard G.Stanton, Robert W. Kurtz, and William B. Grant, respectively, as to which voting rights have been retained. Does not include 71,769 shares held by the Trust Department of FUNBT in revocable, living trusts of the family of James E Scarpelli, Sr., and 50,130 shares held by family members of John L. Conway in which voting rights have been retained.



ELECTION OF DIRECTORS (PROPOSAL NO. 1)

      (I) The Board has set the number of directors at eighteen (18). The shareholders will vote at this Annual Meeting for directors who will sene a one year term expiring at the Annual Meeting of shareholders in 1996. The persons named in the enclosed proxy will vote for the election of the nominees named below unless authority to vote is withheld. The Board of Directors has no reason to believe that any nominee herein will be unable to serve.


      (2) The Board of Directors has placed into nomination the following nominees:







  NAME       Age        Occupation During Past    Director of the Company
        (As of 12/31/94)        Five Years    or Any of Its Subsidiaries Since

                                   (1)                      (2)

David J. Beachy         54       Vice President,                  1979
                                 Fred E. Beachy
                                 Lumber Co., Inc.,
                                 Building Supplies

Donald M. Browning      69       Chairman of the                  1963
                                 Board, Browning's,
                                 Inc., Retail Groceries

Rex W. Burton           60       Owner & President,               1991
                                 Burton's, Inc., Dry Goods



                                 (2)





John L. Conway          74        Banker, Retired 1986             1983

Paul Cox, Jr.           55        President, Antietam Business
                                  Equipment                       1993

Richard D. Dailey, Jr.  39        President,                      1992
                                  Cumberland Electric Company

WllliamB. Grant         41         ExecutiveVicePresident and
                                   Secretary,                     1995
                                   First United Corporation,
                                   Executive Vice President,
                                   First United National Bank & Trust

Robert W. Kurtz         48         Executive Vice President and
                                   Treasurer,                     1990
                                   First United Corporation,
                                   Executive Vlce President,
                                   First United National Bank & Trust

Andrew E. Mance         80         Physician                      1958

Elaine L. McDonald      47         Vice President,                1992
                                   Alpine Village / Silver Tree Inn

Donald E. Moran         64         Chairman of the Board and
                                   President,                     1961
                                   First United Bank
                                   of West Virginia, N.A.,
                                   Secretary/Treasurer,
                                   Moran Coal Company

I. Robert Rudy          42         Owner, Rudy s
                                   DeptStore,                     1992
                                   Dry Goods

Terry L. Reiber         47         Banker, President and CEO,     1988
                                   Myersville Bank

Tod R Salisbury         42         Partner, Salisbury &McLister,  1989
                                   Law Firm

James E Scarpelli, Sr.  80         Owner, Scarpelli Funeral Home  1983

Karen E Spiker          43         Real Estate Broker,
                                   A & A Realty/                  1988
                                   Better Homes and Gardens

Richard G. Stanton     55          Chairrnan of the Board,
                                   President and CEO,             1973
                                   First United Corporation
                                   and First United National
                                   Bank & Trust

Robert G. Stuck       49           Vice President,
                                   Oakview Motors,Inc.            1992


(I) Except as other wise indicated, there has been no change in the principal occupation or employment during the past five years.
(2) As to Messrs. Dailey, Grant, Stuck and Ms. McDonald, who are the only non-incumbent nominees, the date shown refers to the year when the individual became a director of FUNBT. As to incumbent directors, this date refers to the year when the individual, with the exception of Messrs. Cox, Kurtz, Moran, Reiber, Rudy, Salisbury, and Ms. Spiker, became a director of FUNBT. Donald E. Moran became a director of First United Bank of West Virginia, N.A. in
1961 and a director of the Company in 1988. Robert W. Kurtz became a director of the Company in 1990. I. Robert Rudy and Karen E Spiker became directors of the Company in 1992. Paul B. Cox, Jr., Terry L. Reiber, and Tod R Salisbury became directors of the Company in 1993 and Myersville Bank in 1993, 1988, and 1989 respectively. All other directors became directors of the Company in 1985.

The Board of Directors recommends that shareholders vote FOR such nominees.

Attendance at Board Meetings
   During 1994 the Board of Directors of the Company held fourteen meetings. All incumbent directors who are nominees for reelection attended at least 75% of the Board Meetings. All such incumbent directors also attended at least 75% of the meetings of each committee of the Board on which such director served, with the exception of Donald E. Moran and Tod P. Salisbury, who attended 55% and 60% of meetings of the committees on which they served, respectively. In addition, directors of the Company s subsidiaries have met in accordance with guidelines established by the Board of Directors.

Committees of the Board of Directors
    In addition to meeting as a group, certain members of the Board also devote their time to certain standing comrnittees. Among those committees are the Audit, Investment and Funds Management, Executive Management and Compensation and Strategic Planning Committees, whose members and principal functions are listed below. The Chairman of the Board. President and CEO of the Company, Richard G. Stanton. is an ex-offido member of all comrnitees, except the Audit Committee.

    Audit Committee - The Audit Committee, which consists of David J. Beachy, Donald E. Moran, Tod R Salisbury, and Board nominee Robert G Stuck, reviews significant audit and accounting principles, policies and practices, meets with the Company s auditor to review the Company s internal auditing function, and meets with the Company s independent auditors to review the results of the annual examination. This committee met four times in 1994.



                                  (3)



      Investment and Funds Management Committee - This comnnittee reviews and recommends changes to the Company s asset and liability, investment, liquidity, and capital plans. The Investment and Funds Management Committee met twice in 1994. Members of the committee are Paul Cox, Bowie Linn Grant (who will retire from the Board and serve as director emeritus for a period of two years from and after the date of the 1995 Annual Meeting), Andrew E. Mance, Board nominee Elaine L. McDonald, and Donald E. Moran.

      Executive Management and Compensation Committee - This committee is responsible for reviewing and recommending changes to the Company s insurance program, overseeing compliance with the Company s By-Laws and Articles of Incorporation, supervising the Companys CEO, recommending to the Board a compensation policy for the CEO and other executive officers of the Company and its subsidiaries, recommending changes to the CEO s compensation package based on performance reviews, monitoring the performance of the Company and its subsidiaries, recommending changes to the Company s and subsidiaries personnel policies, serving as a director nomination committee, and functions with the authority of the full Board between meetings of the Board. The Executive Management and Compensation Committee met five times in 1994. Members of the comnnittee are David J. Beachy, Donald M. Browning, John L. Conway, I. Robert Rudy, Tod R Salisbury, and Karen E Spiker.

      Strategic Planning Committee - The functions of this committee are long-term planning to insure that management decisions take into account the future operating environment, the development of corporate statements of policy, review of overall management internal control procedures, and review of management s internal and external information and communications systems. The Strategic Planning Committee met seven times in 1994. Members of this committee are John L. Conway, Paul Cox. Jr., Donald E. Moran, I. Robert
Rudy, and Karen R Spiker.

Compensation Committee Interlocks and Insider Participation
    The persons who served on the Executive Management and Compensation Committee at December 31, 1994 are listed above under the caption Executive Management and Compensation Committee .
    The late Mr. Horace Whitworth, who sewed as General Counsel to the Company and certain of its affiliates. and was a member of such committee, received approximately $20,000 in legal fees in connection with such services during 1994.


RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS (PROPOSAL NO. 2)

    Subject to ratification by shareholders, the Board of Directors has reappointed Emst & Young LLP as independent auditors to audit the consolidated financial statements of the Company and its subsidiaries. Ernst & Young LLP has advised the Company that no one within the firm nor any of its members or associates has any direct financial interest in or has any connection with the Company or its subsidiaries other than as independent auditors. No representatives of Ernst & Young LLP are expected to be present at the Annual Meeting.

The Board of Directors recommends that shareholders vote FOR such ratification.


REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS

Directors Fees
    Directors fees are paud only todirectors whoare not executive of fixers of the Company. A director of the Company receives up to $350 for a Board meeting and up to $ 175 for each comnnittee meeting of the Board of which the director is a member, depending on the length of the meeting. Directors of subsidiaries of the Company are compensated for their attendance of meetings of the subsidiaries boards.

Summary Compensation Table

    The following sets forth the total remuneration for services in all capacities paid during each of the last three fiscal years to the chief executive officer and each of the other executive officers of the Company as to whom total remuneration exceeded $100,000 during the fiscal year ended December31,1994.


     (A)             (B)            (C)              (D)            (E)
 Name and            Year          Salary           Bonus         All other
 Principal Position                                             Compensation
                                     (1)             (2)           (3) (4)

Richard G. Stanton     1994         $158,024        $46,889        $20,068
Chairman of the Board  1993          158,939         18,637         19,463
President and CEO      1992          158,532         35,564         21,970

Robert W.Kurtz         1994         $107,372        $30,621        $11,311
Executive vice         1993          107,396         17,945         10,187
President and          1992          104,711         25,198         12,221
Treasurer

William B. Grant       1994         $ 95,672        $27,193        $13,237
Executive vice         1993           95,196         17,945         12,567
President and          1992           95,196         25,198         13,885
Secretary

 (I) Salary amounts for 1992, 1993, and 1994 include directors fees. As of March 1, 1994 directors fees were no longer paid to directors who are executive officers of the Company.
    (2)  The pay for performance was distributed in 1995 for 1994 performance.
    (3) Indudes (i)basic and matching contlibutions made by the Company under the Company's Profit Sharing Plan of $18,826, $10,433, $12,430 for Messrs. Stanton, Kurtz, and Grant, respectively, and (ii) contributions made by the Company under the Employee Stock Ownership Plan of $ 1,242, $878, and $807 for Messrs. Stanton, Kurt, and Grant respectively. Each of Messrs. Stanton, Kurtz, and Grant has in excess of 7 years of credited service under the respective plans, and is therefore 100% vested.
    (4) First United National Bank & Trust s profit sharing plan and pension and salary deferral plan are described under the caption Pension and Profit Sharing .




                                 (4)




Executive Management and Compensation Committee Report

    The basic philosophy of the Company's compensation program is to offer competitive compensation for all executive employees that takes into account both individual contributions and corporate performance. Compensation levels for executives were recommended by the Executive Management and Compensation Comrnittee and approved by the non-employee directors of the Board.

    The principal elements of executive compensation are salary and bonus. Base salaries are set at levels intended to foster a career orientation among executives, consistent with the long-term nature of the Company's business objectives. In setting base salary levels, consideration is given to establishing salary levels that approximate the amounts paid for similar executive positions at other community banking organizations. Salary adjustments and bonus amounts are determined in accordance with the Annual Incentive Program established for executive officers and other members of senior management in 1992.

    The program, which was developed in consultation with the Company's independent accountants, utilizes a targeted goal oriented approach whereby each year the committee establishes performance goals based on the recommendation of the Chairman and Chief Executive Officer. The performance goals include such strategic financial measures as: Return on Equity, Return on Assets, and Efficiency Ratio. Each of these elements is weighted approximately the same. The measures are established annually at the start of each fiscal year and will be tied directly to the Company's business strategy, projected budgeted results and competitive peer group performance.

    The targeted goals are set at levels which reward only continued exceptional Company performance. The incentive awards (consisting of upward salary adjustments and bonus amounts)are expressed as a percent of base pay and measured on a range around the targeted goals with a fixed maximum incentive award. Performance below certain stated minimum threshold levels will result in no incentive payout to the executives. The goals established at the beginning of fiscal 1994 were met, and accordingly, bonuses were awarded. Since the targets were exceeded to a greater extent than in prior years. bonus amounts were greater than those peud in 1993.

    In addition to quantitative results, the committee considered a number of qualitative factors in evaluating the compensation level of Richard G. Stanton, Chairman, President, and CEO of the Company. The committee recognized Mr. Stanton's efforts in managing the Company to achieve its 1994 financial objectives and in successfully directing the further integration of the Myersville Bank operations into the Company. The committee also acknowledged Mr. Stanton's leadership in the continued improvement in asset quality of the loan portfolio of the Company's subsidiary banks. The committee believes that accomplishment of these results has added to the financial strength of the Company.

                 BY: EXECUTIVE MANAGEMENTAND COMPENSATION COMMITTEE David J. Beachy
                                Donald M. Browning
                                John L. Conway
                                I. Robert Rudy
                                Tod R Salisbury
                                Karen E Spiker

 PERFORMANCE GRAPH
  Set forth below is a graph showing S-year cumulative total return of the First United Corporation Common Stock as compared with the NASDAQ - listed bank index, as prepared by the Center for Research in Securities Prices, and the NASDAQ total index. A list of component companies within the NASDAQ - listed bank index will be provided upon written request.

          TOTAL         NASDAQ        FIRST UNITED
YEAR      NASDAQ       NASDAQ BANKS    CORPORATION

1990       84.92          73.23           90.05
1991      136.28         120.17           90.69
1992      158.58         174.87          113.33
1993      180.93         199.28          206.30
1994      176.92         198.69          186.21


 Shareholder return is calculated and presented on the basis of $100.00 invested at December 31, 1989.






                                  (5)




PENSION AND PROFIT SHARING PLANS

    The following table shows the maximum annual retirement benefits payable under the Company Defined Benefit Pension Plan for various levels of compensation during the year of service:

APPROXIMATE ANNUAL BENEFIT UPON RETIREMENT AT AGE 65 BASED ON YEARS OF CREDITED SERVICE

FINAL ANNUAL
COMPENSATION     15 YEARS      20 YEARS     25 YEARS     30 YEARS    35 YEARS
 30,000           6,000          8,000       10,000       12,000      14,000
 70.000          15,000         20,000       25,000       30,000      35,000
110,000          24,000         32,000       40,000       48,000      56,000
150,000          33,000         44,000       55,000       66,000      77,000
190,000          33,000         44,000       55,000       66,000      77,000

    For purposes of this table, final average compensation shown is twelve times the average of the highest salary during sixty consecutive months in the last one hundred twenty months preceding normal retirement. Also, for purposes of the table, benefits are payable for life with a minimum guarantee of ten years. Benefits are computed on an actuarial basis to convert the benefits at normal retirement to a lifetime only benefit. The amounts would be increased by a factor of 1.0677% during 1994. Social Security benefits are not shown on the table and would not reduce retirement benefits under the plan.




Projected Benefits for Highly Compensated Employees:

           CURRENT COMPENSATION   CREDITED SERVICE AT    ESTIMATED ANNUAL
           COVERED BY THE PLAN       NORMAL RETIREMENT     BENEFITS AT RETIRE
Richard G. Stanton  $ 174,961           44 Years              $ 90,500
Robert W. Kurtz       123,617           38 Years                66,858
William B. Grant      113,617           40 Years                63,580

     The Company also has a Profit Sharing Plan wherein an eligible officers and employees share in the net earnings. Eligibility is determined by one year of service requiring one thousand or more hours worked during that year. Benefits under the plan, which consist of a percentage of salary, vest as follows:

Years of Service    Vested Percentage    Years of Service   Vested Percentage
Less than 3 years      0%          More than 5 but less than 6        60%
More than 3 but
less than 4           20%          More than 6 but less than 7        80%
More than 4 but
less than 5           40%           7 years and over                 100%

    Contributions to the Plan are within the discretion of the Board of Directors. Contributions to he Plan for 1994 and 1993 were $583,000 and $566,448, respectively. The Plan also provides for salary deferrals pursuant to Section 401 (k) of the Internal Revenue Code.

     The Company matches 50% of the first 4% of deferred salary and 25% of deferrals over 4% and up to 6% of salary. The Profit Sharing Plan is administered by the Trust Department of First United National Bank & Trust.

    The Company implemented an Employee Stock Ownership Plan in 1988. Eligibility parameters for the ESOP are similar to Profit Sharing Plan. In 1994 and 1993. the Company contributed $40.000 and $33.887. respectively, to the Plan.


TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

    Some of the directors and officers of the Company and their associates were customers of and had banking transactions with banking subsidiaries of the Company in the ordinary course of business during 1994. All loans and loan commitments included in such transactions were made on the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with others, and in the opinion of the management of the Company, do not involve more than a normal risk of collectability or present other unfavorable features.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder, the Company's executive of ficers and directors are required to file with the Securities and Exchange Commission reports of their ownership of Common Stock. Based solely on a review of copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that during the fiscal year ended December 31, 1994 its executive officer and directors complied with the Section 16(a) requirements, except that late filings were made with respect to the following reporting persons: One report was filed approximately 3 days late by Mr. Grant: one report was filed approximately 18 days late by Mr. Salisbury; and one report was filed approximately 9 days late by Mr. Scarpelli.



OTHER MATTERS

    As of the date of this proxy statement, the Board of Directors is not aware of any matters, other than those stated above, that may be brought before the meeting. The persons named in the enclosed form of proxy or their substitutes will vote with respect to any such matters in accordance with their best judgement.


                                      BY ORDER OF THE BOARD OF DIRECTORS

                                      /s/ William B. Grant

                                      WILLIAM B. GRANT
                                      Secretary to the Board



                                   (6)







                   CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statement (Form S-3 No. 33-25428) of First United Corporation, and in the related Prosspectus of our report dated January 30, 1995, with respect to the consolidated financial statements of First United Corporation, included in this in this Annual Report (Form 10-K) for the year ended for the year ended December 31, 1994.


Baltimore, Maryland
March 20, 1995






                                   (1)




                        Independent Auditors Report

To the Board of Directors and Shareholders of Hometown Bancorp, Inc. and Subsidiary

     We have audited the consolidated balance sheet of Hometown Bancorp, Inc. and Subsidiary as of December 31, 1992, the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended (none of which are shown separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above (none of which are shown separately herein) present fairly, in all material respects, the financial position of HomeTown Bancorp, Inc. and Subsidiary as of December 31, 1992, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





                                        /s/ Smith Elliott Kearns & Company
Hagerstown, Maryland
January 11, 1993