Form 10-Q
period 1995-03-31
FIRST UNITED CORP/MD/
filed 1995-05-10
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995

Commission file number 0-14237

First United Corporation
(Exact name of registrant as specified in its charter)

Maryland                                       52-1380770
(State or other jurisdiction of               (I. R. S. Employer
incorporation or organization)                Identification no.)

19 South Second Street, Oakland, Maryland        21550-0009
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

Common stock, $.01 Par value--6,191,767 shares outstanding as of March 31, 1995 Preferred stock, No par value--No shares outstanding as of March 31, 1995.






                              INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1995
(Unaudited), December 31, 1994, and March 31, 1994
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1995 and 1994.

     Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1995 and 1994.

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

SIGNATURES









FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                   March 31,  Dec. 31, March 31,
ASSETS                               1995      1994      1994
                                   (Unaudited)  (*)  (Unaudited)
                                   -----------------------------

    Cash and Due From Banks           $15,494  $14,536  $13,451
    Investments:

            Available-for-Sale:

        U.S. Treasury Securities       18,289   21,252   22,480
        Obl. of Other U S Gov. Agen.   30,360   29,975   30,922
        Obl. of St. and Loc. Govt       3,566    2,663        0
        Other Investments              19,684   21,450   17,519
                                      --------------------------

            Total Available-for-Sale   71,899   75,340   70,921

            Held-to-Maturity:

        Obl. of Other U S Govt Agen     3,800    3,800        0
        Obl. of St. and Loc. Govt       5,239    5,294    8,687
        Other Investments              11,558   11,185        0
                                      ---------------------------
            Total Held-to-Maturity     20,597   20,279    8,687
                                      ---------------------------
        Total Investment Securities    92,496   95,619   79,608

    Federal Funds Sold                    500        0        2

    Loans                             344,590  335,725  319,018
    Reserve for Poss. Credit Loss      (2,370)  (2,350)  (2,320)
                                      ---------------------------
               Net Loans              342,220  333,375  316,698

    Bank Premises and Equipment         9,510    9,354    8,165

    Acc. Int. Rec. and Other Assets     6,772    6,156    4,541
                                     ----------------------------
          TOTAL  ASSETS              $466,992 $459,040 $422,465
                                     ============================

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction       -03-

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                   March 31, Dec. 31, March 31,
                                      1995     1994     1994
                                   (Unaudited)  (*)  (Unaudited)
LIABILITIES

    Deposits
        Non-int. Bearing Deposits    $ 44,155 $ 43,090 $ 38,535
        Interest Bearing Deposits     362,352  348,560  327,957
                                     ---------------------------
           Total Deposits             406,507  391,650  366,492
    Reserve for Taxes, Int., &
        Other Liabilities               3,857    4,886    4,858
    Fed funds purchased & other
        borrowed money                  4,000   11,373    1,195
    Dividends Payable                     743        0        0
                                     ----------------------------
          TOTAL  LIABILITIES          415,107  407,909  372,545

SHAREHOLDER'S EQUITY
    Preferred Stock -No Par Value
    Authorized and Unissued; 2,000 Shares

    Capital Stock -Par Value $.01 per Share:
    Authorized 12,000 shares; Issued and
    Outstanding 6,192 shares at March 31,
    1995, 6,192 outstanding at December
    31, 1994, and 6,192 outstanding at
    March 31, 1994                         62       62       62

    Surplus                            23,141   23,141   23,141

    Retained Earnings                  29,347   29,435   26,899

    Unrealized (Losses) on
    Available for Sale Securities
        net of taxes                     (665)  (1,507)    (182)
                                      ---------------------------
          TOTAL SHAREHOLDER'S EQUITY   51,885   51,131   49,920
                                     ---------------------------
          TOTAL LIABILITIES AND
          SHAREHOLDER'S EQUITY       $466,992 $459,040 $422,465
                                     ============================



* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction












































                            -05-

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Three  Months
                                               Ended March 31,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                  $7,471      $6,892
Interest on investment securities:
        Taxable                              1,236         770
        Exempt from federal income tax         108         153
                                            --------------------
                                            $1,344      $  923
Interest on federal funds sold                  32          22
                                            --------------------
                TOTAL INTEREST INCOME       $8,847      $7,837
INTEREST EXPENSE
  Interest on deposits:
        Savings                               $527        $606
        Interest-bearing transaction acct.     583         444
        Time, $100,000 or more                 384         222
        Other time                           1,801       1,229
        Interest on Fed Funds purchased
             & other borrowed money             69           1
                                            --------------------
                TOTAL INTEREST EXPENSE      $3,364      $2,502

                NET INTEREST INCOME         $5,415      $5,335
Provision for possible credit losses            30          80
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE CREDIT LOSSES             $5,453      $5,255

OTHER OPERATING INCOME
        Trust department income               $234        $210
        Service charges on deposit accts.      349         297
        Insurance premium income                62          58
        Security gains                           0           3
        Other income                           304         349
                                             --------------------
        Total Other Operating Income          $949        $917




OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $2,329      $2,111
        Occupancy Expense of Premises          177         226
        Equipment Expense                      293         268
        Data Processing Expense                161         120
        Deposit Assess. and Related Fees       263         236
        Other Expense                        1,082         909
                                            ---------------------
             Total Other Operating Expenses $4,305      $3,870

        INCOME BEFORE TAX                   $2,097      $2,302
                Applicable Income Taxes       (698)       (702)
                                          ----------------------
                      NET INCOME            $1,399      $1,600
                                          ======================
                 NET INCOME PER SHARE        $0.23       $0.26
                                          ======================
        Average Common Shares
            Outstanding                      6,192       6,192
                                          ======================

See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)                      Three Months
                                              Ended March 31,
                                               1995    1994
                                          --------------------
                                               (Unaudited)
OPERATING ACTIVITIES
Net Income                                 $ 1,399    $ 1,600
Adjustments to reconcile net income to net
cash provided by operating activities:
     Provision for possible credit losses       30         80
     Provision for depreciation                262        209
     Net accretion & amortization of investment
          security discounts & premiums        128        258
     (Increase)decrease in acc. interest
          & other receivables.                (616)        71
     (Decrease)in accrued interest
          & other payables                    (286)      (428)
                                          --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES $    917   $  1,790
                                          --------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-
     sale securities                      $ 30,453   $ 19,696
Purchases of available-for-sale securities (25,715) (17,893) Proceeds form maturities of held-to-maturity
     securities                              1,713        552
Purchases of held-to-maturity securities    (2,614)      (690)
Net (increase)in loans                      (8,875)    (2,302)
Purchases of premises & equipment             (418)      (348)
                                           -------------------
NET CASH USED IN INVESTING ACTIVITIES     $ (5,456)  $   (985)
                                           -------------------
FINANCING ACTIVITIES
(Decrease)in Fed Fund Purchased
     and Other Borrowed Money             $ (7,373)         0
Net increase (decrease)in demand deposits,
     NOW accounts and savings accounts       6,880     (3,046)
Net increase in certificates of deposits     7,977        829
Cash dividends paid or declared             (1,487)         0
Proceeds form issuance of capital stock          0        130






                             -08-
NET CASH PROVIDED BY(USED)IN              --------------------
     FINANCING ACTIVITIES                 $  5,997  $  (2,087)
                                          --------------------
Cash and cash equivalents at beg. of qtr. $ 14,536  $  14,735
Increase (decrease) in cash & cash equiv. $  1,458  $  (1,282)

                                          --------------------
Cash & cash equivalents at end of period  $ 15,994  $  13,453
                                          ====================



See Notes to unaudited consolidated financial statements.



































FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 1995

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     Earnings per share are based on the weighted average number of shares outstanding of 6,192 for the three months ended March
31, 1995 and 1994.

Note B --  Recently Issued Accounting Guidance

     In May 1993, The FASB issued Statements No. 114 "Accounting by Creditors for Impairment of a Loan," and in October, 1994 the FASB issued Statement No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." The Corporation adopted Statements No. 114 and 118 on January 1,1995. The Corporation has determined that the effect of implementing these Statements was immaterial on the Corporation's financial position and results of operations.












                            -10-
Part  I.  Financial Information
Item II.  Management's Discussion and Analysis



     Consolidated net earnings for the quarter totaled $1.399 million, which is $.201 million less than was recorded for the first quarter of 1994. This translates into $.23 per share for the current period. For the same quarter of 1994, each share earned $.26. Return on average equity (ROAE) fell from 12.32 percent, at December 31, 1994, to 10.79 percent as of March 31, 1995. During the first quarter of 1994 the Corporation received a non recurring tax credit of $.09 million. The remainder of the decrease is attributed to costs associated with the Corporation's expansion in the Frederick and Hagerstown, MD markets, the implementation of a Corporate Wide Area Network, and interest costs associated with a deposit campaign conducted in early 1995.

     The efficiency ratio, which is a key measuring tool for profitability and operating efficiency, was -66.08 percent for the period ended March 31, 1995. This represents an increase from year end 1994 when the ratio was -63.70 percent. This increase was largely due to a rise in non-interest expense and a shrinking net interest margin. The rise in the efficiency ratio can be attributed to the expansion in the Frederick and Hagerstown markets along with the implementation of a Corporate Wide Area Network. As the Corporation expanded into new market areas, a slight lessening effect on first quarter earnings occurred. However, it is anticipated that these investments will enhance the Corporation s market share, customer service, and profitability in the future. Non-interest income and non-interest expense in 1995 were $0.949 million and $4.305 million versus $0.917 and $3.870 in the same period in 1994, respectively.

     Interest expense increased $.881 million from the same quarter last year. As interest rates continue to rise it is of utmost importance that we take advantage of increasing our deposit base which is a less expensive source of funding to support loan growth versus other sources. The Corporation conducted a deposit campaign during the first quarter which was successful in raising $16 million in new deposits. The Corporation embarked on the campaign not only in an effort to increase our deposit base, but also to reduce our external borrowing which totaled $11.4 million at December 31, 1994. The deposits were also raised prior to the last increase in rates by the Federal Reserve Bank. By taking this approach, the Corporation was also able to secure deposits to fund future loan

                              -11-
growth at a lower cost. The deposit growth was also obtained at a yield that was lower than the external borrowing cost which was
6.39 percent at December 31, 1994. The timing of gathering deposits is critical in the management of the Corporation's interest rate margin and liquidity needs. Our distinct line of products allows us to offer unparalleled diversity. In return, our depositors not only enjoy benefits that are unavailable elsewhere, but competitive rates as well.

     Net interest income for the first three months of 1995 increased 2.77 percent from the same period in 1994, to $5.483 million. Although interest expense has increased, the Asset/Liability Management Committee has made a concerted effort to obtain an optimal return on average assets (ROAA), as a result ROAA was 1.22 percent at March 31, 1995 compared to 1.53 at March 31, 1994. The result was a corporate net interest margin of 5.18 percent in comparison to the interest margin of 5.34 percent at the end of year 1994. The 5.18 percent net interest margin is within the expectations of the Corporation, as deposit costs have increased faster than asset yields during the first quarter of 1995. This is the opposite of what occurred in 1994.


     The Reserve for Possible Credit Losses amounted to $2.370 million at March 31, 1995 which amounts to 0.69 percent of total loans. First United's loan review process continues to keep the loan portfolio under close scrutiny. Net charge offs for the first quarter totaled $.011 million. This represents .0032 percent of our net loan total of $342.220 million.


     First United opened its newest supermarket community office on March 8, 1995. This office is located in the new Martin's Food Store on Dual Highway in Hagerstown. This is the third supermarket office opened by the First United family of community banks.

     Myersville Bank's Riverside Center has made a great contribution to the Corporation by assisting in growing its deposits. This office contributed $6.536 million of the Corporation's $406.507 million deposits during the first quarter of 1995.

     The Corporation, in an effort to control costs, is in the process of closing its Thayer Center office. The Corporation will transfer the customer relationship to the main office which is located less than one-half mile away, thus gaining efficiency of both staffing and facility expense while maintaining good

                             -12-
customer accessibility and service. The office is scheduled to close May 13, 1995.

     The Corporation is also in the process of merging its banking subsidiaries into one entity. First United National Bank and Trust and First United Bank of West Virginia are planned to be consolidated in early third quarter and Myersville Bank in early fourth quarter 1995. The Corporation is currently applying to the various regulatory agencies for approval of the transactions. As a result of the consolidation, the Citizens office, located in Westernport, MD, will be closed July 15, 1995. The Corporation will transfer the customer relationships to the Corporation s Piedmont office which is located less than one-half mile away, thus gaining efficiency of both staffing and facility expense while maintaining good customer accessibility and service.

     Another strong quality of First United is its capital position. Shareholders equity increased to $51.885 million, a
3.94 percent increase from the first quarter of 1994, which was $49.92 million. Risk based capital, which is an expression of your Corporation's stability and security was 16.35 percent, which far surpasses the regulatory minimum of 8.00 percent.

     The Corporation paid a cash dividend of .12 on February 1, 1995, and on March 29 declared another dividend of equal amount, to be paid May 1, 1995, to shareholders of record as of April 24, 1995.

     In keeping with the Corporation's on-going efforts to maintain or increase profitability in an increasingly competitive marketplace, and to make the most productive use of employees, the Corporation is offering a voluntary retirement plan. The cost of the plan will be covered by a special charge to earnings. To carry out this plan, the Board of Directors has authorized a one-time pre-tax charge of $0.813 million against second quarter earnings.

     While the charge is expected to lower 1995 pre-tax earnings by approximately $.13 per share, management believes the overall expense reduction resulting from this action will better position the Corporation for profitable growth in the years ahead. As we implement our restructuring plan, we will realize cost savings of increasing magnitude. These savings will further improve our profitability and enable us to more aggressively implement our ambitious marketing and new product programs. We also expect that they will help us sustain our strong dividend payment record.

Part  II.   OTHER INFORMATION
Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

            Results of 1995 Proxy Vote
                               For       Against     Abstain
                            ----------------------------------
             Directors       4,156,420    13,056
             Ernst & Young   4,554,890     3,267      56,781

Item   5.   Other Information.

                  None.

Item   6.   Exhibits and Reports on Form 8-K.

               The Company did not file any reports on Form
               8-K for the period ending March 31, 1995.

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      05/10/95          /s/   RICHARD G. STANTON
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President, and Chief Executive
                         Officer



Date      05/10/95          /s/    ROBERT W. KURTZ
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


                    FIRST UNITED CORPORATION


Date      05/10/95
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President and Chief Executive
                         Officer



Date      05/10/95
         ----------      ---------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer