Form 10-Q
period 1995-06-30
FIRST UNITED CORP/MD/
filed 1995-07-31
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1995

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

Common stock, $.01 Par value--6,191,767 shares outstanding as of June 30, 1995 Preferred stock, No par value--No shares outstanding as of June 30, 1995.







                             INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1995
(Unaudited), December 31, 1994, and June 30, 1994
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1995 and 1994 and three months ended June 30, 1995 and 1994.

     Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1995 and 1994.

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

SIGNATURES














FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    June 30,  Dec. 31, June 30,
ASSETS                               1995      1994      1994
                                   (Unaudited)  (*)  (Unaudited)
                                   -----------------------------
    Cash and Due From Banks           $18,367  $14,536  $14,108
    Investments:

            Available-for-Sale:

        U.S. Treasury Securities       10,030   21,252   21,850
        Obl. of Other U S Gov. Agen.   28,393   29,975   29,914
        Obl. of St. and Loc. Govt       3,839    2,663        0
        Other Investments              22,566   21,450   19,412
                                      --------------------------

            Total Available-for-Sale   64,828   75,340   71,176

            Held-to-Maturity:

        Obl. of Other U S Govt Agen     3,800    3,800    2,800
        Obl. of St. and Loc. Govt       5,157    5,294    8,409
        Other Investments              10,805   11,185   10,999
                                      ---------------------------
            Total Held-to-Maturity     19,762   20,279   22,208
                                      ---------------------------
        Total Investment Securities    84,590   95,619   93,384

    Federal Funds Sold                  1,700        0    1,980


    Loans                             349,777  335,725  317,368
    Reserve for Poss. Credit Loss      (2,203)  (2,350)  (2,341)
                                     ---------------------------
               Net Loans              347,574  333,375  315,027

    Bank Premises and Equipment         9,787    9,354    8,366

    Acc. Int. Rec. and Other Assets     5,230    6,156    5,555
                                     ----------------------------
          TOTAL  ASSETS              $467,248 $459,040 $438,420
                                     ============================
* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.
See notes to unaudited consolidated financial statements.

()  Indicates Deduction
                               -03-
FIRST UNITED CORPORATION
Consolidated Balance Sheet
                                    June 30, Dec. 31, June 30,
                                      1995     1994     1994
                                   (Unaudited)  (*)  (Unaudited)
LIABILITIES

    Deposits
        Non-int. Bearing Deposits    $ 46,981 $ 43,090 $ 42,272
        Interest Bearing Deposits     362,697  348,560  340,424
                                     ---------------------------
           Total Deposits             409,678  391,650  382,696
    Reserve for Taxes, Int., &
        Other Liabilities               3,696    4,886    4,544
    Fed funds purchased & other
        borrowed money                    300   11,373      799
                                     ----------------------------
          TOTAL  LIABILITIES          413,674  407,909  388,039
SHAREHOLDERS EQUITY
    Preferred Stock -No Par Value
    Authorized and Unissued; 2,000 Shares

    Capital Stock -Par Value $.01 per Share:
    Authorized 12,000 shares; Issued and
    Outstanding 6,192 shares.              62       62       62

    Surplus                            23,141   23,141   23,141

    Retained Earnings                  30,377   29,435   27,842

    Unrealized (Losses) on
    Available-for-Sale Investment
        Securities net of taxes            (6)  (1,507)    (664)
                                     ---------------------------
          TOTAL SHAREHOLDERS' EQUITY   53,574   51,131   50,381
                                     ---------------------------
          TOTAL LIABILITIES' AND
          SHAREHOLDERS EQUITY        $467,248 $459,040 $438,420
                                    ============================

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.
See Notes to unaudited consolidated financial statements.
() Indicates Deduction

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                                 Six  Months
                                                Ended June 30,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                 $15,355     $13,859
Interest on investment securities:
        Taxable                              2,397       1,694
        Exempt from federal income tax         229         281
                                            --------------------
                                            $2,626      $1,975
Interest on federal funds sold                  86          95
                                            --------------------
                TOTAL INTEREST INCOME      $18,067     $15,929
INTEREST EXPENSE
  Interest on deposits:
        Savings                             $1,047        $911
        Interest-bearing transaction acct.   1,218         960
        Time, $100,000 or more                 760         221
        Other time                           3,834       2,875
        Interest on Fed Funds purchased
             & other borrowed money             94         175
                                            --------------------
                TOTAL INTEREST EXPENSE      $6,953      $5,142

                NET INTEREST INCOME        $11,114     $10,787
Provision for possible credit losses             0        (163)
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE CREDIT LOSSES            $11,114     $10,624

OTHER OPERATING INCOME
        Trust department income               $469        $434
        Service charges on deposit accts.      752         814
        Insurance premium income               125         133
        Security (losses) / gains              (19)          3
        Other income                           609         495
                                             --------------------
        Total Other Operating Income        $1,936      $1,879





                                               Six Months
                                              Ended June 30,
                                              1995        1994
OTHER OPERATING EXPENSES                    -------------------
                                                (Unaudited)
        Salaries and Employees Benefits     $4,510      $4,253
        Occupancy Expense of Premises          465         505
        Equipment Expense                      597         536
        Data Processing Expense                293         230
        Deposit Assess. and Related Fees       524         488
        Restructuring Expense                  819           0
        Other Expense                        2,248       1,812
                                            ---------------------
             Total Other Operating Expenses $9,456      $7,824

        INCOME BEFORE TAX                   $3,594      $4,679
                Applicable Income Taxes      1,165       1,517
                                          ----------------------
                      NET INCOME            $2,429      $3,162
                                          ======================
                 NET INCOME PER SHARE        $0.39       $0.51
                                          ======================
        Average Common Shares
            Outstanding                      6,192       6,192
                                          ======================

See Notes to Unaudited consolidated financial statements.






















FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Three Months
                                               Ended June 30,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                  $7,884      $6,981
Interest on investment securities:
        Taxable                              1,161         905
        Exempt from federal income tax         121         129
                                            --------------------
                                            $1,282      $1,034
Interest on federal funds sold                  54          73
                                            --------------------
                TOTAL INTEREST INCOME       $9,220      $8,088
INTEREST EXPENSE
  Interest on deposits:
        Savings                               $520        $464
        Interest-bearing transaction acct.     635         532
        Time, $100,000 or more                 376         119
        Other time                           2,033       1,370
        Interest on Fed Funds purchased
             & other borrowed money             25         174
                                            --------------------
                TOTAL INTEREST EXPENSE      $3,589      $2,659

                NET INTEREST INCOME         $5,631      $5,429
Provision for possible credit losses           (30)         83
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE CREDIT LOSSES             $5,661      $5,346

OTHER OPERATING INCOME
        Trust department income               $235        $224
        Service charges on deposit accts.      403         445
        Insurance premium income                63          71
        Security (losses)/gains                (19)          0
        Other income                           305         248
                                             --------------------
        Total Other Operating Income          $987        $988





                                               Three Months
                                               Ended June 30,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $2,181      $2,183
        Occupancy Expense of Premises          288         237
        Equipment Expense                      304         273
        Data Processing Expense                132         126
        Deposit Assess. and Related Fees       261         241
        Restructuring Expense                  819           0
        Other Expense                        1,166         897
                                            ---------------------
             Total Other Operating Expenses $5,151      $3,957

        INCOME BEFORE TAX                   $1,497      $2,377
                Applicable Income Taxes       (467)       (815)
                                          ----------------------
                      NET INCOME            $1,030      $1,562
                                          ======================
                 NET INCOME PER SHARE        $0.17       $0.25
                                          ======================
        Average Common Shares
            Outstanding                      6,192       6,192
                                          ======================

See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)                      Six Months
                                              Ended June 30,
                                             1995       1994
                                          --------------------
                                               (Unaudited)
OPERATING ACTIVITIES
Net Income                                 $ 2,429    $ 3,162
Adjustments to reconcile net income to net
cash provided by operating activities:
     Provision for possible credit losses        0        163
     Provision for depreciation                540        435
     Net accretion & amortization of investment
          security discounts & premiums        262        416
     Realized (loss)/gain on sale
          Of investment securities             (19)         0
     Decrease / (increase)in acc. interest
          & other receivables.                 926       (943)
     (Decrease) / increase in accrued interest
          & other payables                  (1,190)     1,138
                                          --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES $  2,948    $ 4,371
                                          --------------------

INVESTING ACTIVITIES
Proceeds from sales and maturities of available-
    for-sale investment securities        $ 57,218   $ 22,917
Purchases of available-for-sale
    investment securities                  (44,669)   (35,829)
Proceeds from maturities of held-to-
    maturity investment securities           3,810        830
Purchases of held-to-maturity
    investment securities                   (4,072)    (4,556)
Net (increase) / decrease in loans         (14,199)       715
Purchases of premises & equipment             (973)      (775)
                                           -------------------
NET CASH USED IN INVESTING ACTIVITIES     $ (2,885) $ (16,698)
                                           -------------------









                                                Six Months
                                              Ended June 30,
                                             1995       1994
                                          --------------------
FINANCING ACTIVITIES                           (Unaudited)
(Decrease) in Fed Fund Purchased
     and Other Borrowed Money             $(11,073)         0
Net (decrease) / increase in demand deposits,
     NOW accounts and savings accounts      (1,472)     9,654
Net increase in certificates of deposits    19,500      4,515
Cash dividends paid or declared             (1,487)      (619)
Proceeds form issuance of capital stock          0        130


NET CASH PROVIDED BY IN                   --------------------
     FINANCING ACTIVITIES                 $  5,468  $  13,680
                                          --------------------
Cash and cash equivalents at beg. of qtr. $ 14,536  $  14,735
Increase in cash & cash equiv.               5,531      1,353

                                          --------------------
Cash & cash equivalents at end of period  $ 20,067  $  16,088
                                          ====================



See Notes to unaudited consolidated financial statements.






















                              -10-
FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 1995

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     Earnings per share are based on the weighted average number of shares outstanding of 6,192 for the three and six months ended
June 30, 1995 and 1994.























                               -11-
Part  I.  Financial Information
Item II.  Management's Discussion and Analysis

    Consolidated net earnings for the quarter totaled $1.03 million, which is $.53 million less than was recorded for the second quarter of 1994. This translates into $.17 per share for the second quarter of 1995 versus $.25 per share in 1994. Year-to-date consolidated earnings totaled $2.43 million versus $3.16 million in 1994 or $.39 and $.51 per share respectively. The decrease in earnings can be attributed to the following items:
second quarter 1995 early retirement one time charge of $.82 million which is discussed in more detail below, and increases in other expenses relating to costs associated with subsidiary bank consolidation, expansion in Frederick and Hagerstown, Maryland market areas, the implementation of an Automated Corporate Wide
Area Network, relocation of the Corporate Marketing Department, and interest costs associated with a deposit campaign conducted in early 1995.

     In keeping with the Corporation's ongoing efforts to maintain or increase profitability in an increasingly competitive marketplace and to make the most productive use of employees, the Corporation offered a voluntary early retirement plan to select employees. There were eleven employees eligible to participate in the plan, and all eleven eligible employees opted to participate in the plan. As of June 30, 1995, ten employees had left employment with the other person scheduled to leave in the third quarter. The cost of the plan was covered by a special one-time charge to earnings. To carry out this plan, the Board of Directors authorized a one-time pre-tax charge of $0.81 million against second quarter earnings. The charge is comprised largely of additional pension expense of $0.43 million, severance pay and one-time health insurance charges related to the eleven retirees.

     While the charge is expected to lower 1995 pre-tax earnings by approximately $.13 per share, management believes the overall expense reduction resulting from this action will better position the Corporation for profitable growth in the years ahead. As we implement our restructuring plan, we will realize cost savings of increasing magnitude. These savings will further improve our profitability and enable us to implement our ambitious marketing and new product programs more aggressively. We also expect that they will help us sustain our strong dividend payment record.

     While the above mentioned items negatively impacted net earnings in 1995, it is anticipated that the results of this restucturing will improve the Corporation's market share and, enhance customer service and profitability in the future.

                              -12-
     The efficiency ratio, which is a key measuring tool for profitability and operating efficiency was -71.23% as of June 30, 1995 versus -60.69% at June 30, 1994. The one-time charge associated with the voluntary early retirement plan is the largest cause in the deterioration of the efficiency ratio. If the ratio is calculated adjusting for the one-time charge, the efficiency ratio would have been -65.06%. The other above mentioned reasons for the decline in net income also impacted negatively on the efficiency ratio.

     Interest expense increased $1.81 million or 35.22% over the first half of 1994. Throughout much of the first half of 1995 the Corporation experienced rising deposit costs,and a slight increase in the level of average interest bearing deposits.

     The rising interest costs were the result of action by the Federal Reserve Bank and also by competitive forces in all of the Corporation's market areas. The Corporation also conducted a deposit campaign which was successful in raising $16 million in new deposits in the first quarter. The reason for the deposit campaign was not only increase to our deposit base, but also to reduce our external borrowing which totaled $11.4 million as of December 31, 1994. The precise timing of gathering deposits is critical in the management of the Corporation's liquidity and interest margins. In managing the Corporation's liquidity and interest margins, the Corporation utilizes a diverse line of products at all of its subsidiaries.

     Net interest income for the first half of 1995 increased 3.03% from the same period in 1994 to $11.11 million. Even though interest expense has increased, the Asset/Liability Committee (ALCO) has been able to achieve an interest margin of 5.23% versus 5.45% for the same period in 1994. The 5.23% net interest margin is within the expectations of the Corporation, as deposit costs have increased faster than asset yields during the first half of 1995. This is the opposite of what occurred in 1994. The ALCO committee was also able to achieve a Return on Average Assets (ROAA) of 1.05% versus 1.47% during the same period in 1994. After adjusting for the one-time restructuring charge of $.82 million in 1995, the ROAA would be 1.26%.

     During the first half of 1995, the Corporation experienced excellent loan growth. Total gross loans amounted to $349.78 million, which represents a growth of $21.41 million over June 30, 1994, and a growth of $14.05 million over December 31, 1994.

     The Corporation also experienced strong deposit growth in the first half of 1995. Deposits as of June 30, 1995 totaled $409.68 million versus $382.70 million at June 30, 1994 and $391.65 million at December 31, 1994. The growth in deposits was experienced primarily in consumer Certificates of Deposit from within our various market areas.

     The Reserve for Possible Credit Losses amounted to $2.20 million at June 30, 1995, which amounts to 0.63% of total gross loans. First United's loan review process continues to keep the loan portfolio under close scrutiny. Net charge offs for the first quarter totaled $.152 million. This represents 0.04% of our gross loan total of $349.78 million. Because of the low level of losses, the Corporation did not have a loan loss provision in the first half of 1995. The Corporation also credits excellent underwriting standards and training to the excellent credit quality of the portfolio.

     First United opened its newest supermarket community office on March 8, 1995. This office is located in the new Martin's Food Store on Dual Highway in Hagerstown. This is the third supermarket office opened by the First United family of community banks.

     Myersville Bank's Riverside Center has made a great contribution to the Corporation by assisting in growing its deposits. To date, the Corporation is pleased with the growth of the customer base within this office.

     The Corporation, in an effort to control costs, closed its Thayer Center office May 13, 1995 and transferred the customer relationship to the Oakland Main Office which is located in close proximity to the Thayer Center office.

     The Corporation is also in the process of merging its banking subsidiaries into one entity by planning to consolidate First United National Bank and Trust and First United Bank of West Virginia in the third quarter and Myersville Bank in the fourth quarter of 1995. The Corporation is currently in the process of applying to the various regulatory agencies for approval of the transactions. As a result of the consolidation, the Citizens office, located in Westernport, Maryland, will be closed in the third quarter. The Corporation will transfer the customer relationships to the Corporation's Piedmont office which is located less than one-half mile away, thus gaining efficiency of both staffing and facility expense while maintaining good customer accessibility and service.

     Another strong quality of First United is its capital position. Shareholder equity increased to $53.58 million, a 6.35% increase from the balance at June 30, 1994, which was $50.38 million. Because of the Corporation's strong and consistent earnings, the capital of the Corporation continues to grow. Risk based capital, which is an expression of your Corporation's stability and security, was a hardy 16.25% versus 16.75% on June 30, 1994, far surpassing the regulatory minimum of 8%.

     The Corporation paid a $.12 per share dividend on February
1, 1995 and May 1, 1995.  The Board of Directors also declared a
$.12 per share dividend on July 5, 1995 payable August 1, 1995 to shareholders of record on July 24, 1995.

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

               The Company did not file any reports on Form
               8-K for the quarter ending June 30, 1995.

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      07/10/95          /s/   RICHARD G. STANTON
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President, and Chief Executive
                         Officer



Date      07/10/95          /s/    ROBERT W. KURTZ
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


                    FIRST UNITED CORPORATION


Date      07/10/95
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President and Chief Executive
                         Officer



Date      07/10/95
         ----------      ---------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer