Form 10-Q
period 1995-09-30
FIRST UNITED CORP/MD/
filed 1995-11-07
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 1995

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

Common stock, $.01 Par value--6,194,376 shares outstanding as of September 30, 1995 Preferred stock, No par value--No shares outstanding as of September 30, 1995.






                              INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1995
(Unaudited), December 31, 1994, and September 30, 1994
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended September 30, 1995 and 1994 and nine months ended September
30, 1995 and 1994.

     Consolidated Statement of Cash Flows (Unaudited) - Nine months ended September 30, 1995 and 1994.

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

SIGNATURES








FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    Sept. 30,  Dec. 31, Sept. 30,
ASSETS                                1995      1994     1994
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and Due From Banks           $12,958  $14,536  $16,503
    Investments:

            Available-for-Sale:

        U.S. Treasury Securities       11,583   21,252   21,406
        Obl. of Other U S Gov. Agen.   31,972   29,975   35,199
        Obl. of St. and Loc. Govt       3,871    2,663        0
        Other Investments              26,750   21,450   21,105
                                      --------------------------

            Total Available-for-Sale   74,176   75,340   77,710

            Held-to-Maturity:

        Obl. of Other U S Govt Agen     2,800    3,800    3,800
        Obl. of St. and Loc. Govt       4,483    5,294    9,195
        Other Investments               9,751   11,185   14,658
                                      ---------------------------
            Total Held-to-Maturity     17,034   20,279   27,653
                                      ---------------------------
        Total Investment Securities    91,210   95,619  105,363

    Federal Funds Sold                  1,110        0      315

    Loans                             362,188  335,725  324,769
    Reserve for Poss. Credit Loss      (2,184)  (2,350)  (2,322)
                                      ---------------------------
               Net Loans              360,004  333,375  322,447

    Bank Premises and Equipment         9,978    9,354    8,919

    Acc. Int. Rec. and Other Assets     6,108    6,156    6,571
                                     ----------------------------
          TOTAL  ASSETS              $482,368 $459,040 $460,118
                                     ============================

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction       -03-

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                   Sept. 30, Dec. 31, Sept. 30,
                                      1995     1994     1994
                                   (Unaudited)  (*)  (Unaudited)
LIABILITIES                         ----------------------------

    Deposits
        Non-int. Bearing Deposits    $ 48,426 $ 43,090 $ 48,233
        Interest Bearing Deposits     371,499  348,560  358,284
                                     ---------------------------
           Total Deposits             419,925  391,650  406,517
    Reserve for Taxes, Int., &
        Other Liabilities               3,914    4,886    2,624
    Fed funds purchased & other
        borrowed money                  4,000   11,373        0
    Dividends Payable                     743        0      743
                                     ----------------------------
          TOTAL  LIABILITIES          428,582  407,909  409,884

SHAREHOLDER'S EQUITY
    Preferred Stock -No Par Value
    Authorized and Unissued; 2,000 Shares

    Capital Stock -Par Value $.01 per Share:
    Authorized 12,000 shares; Issued and
    Outstanding 6,194 shares at September 30,
    1995, 6,192 outstanding at December
    31, 1994, and September 30, 1994,
    respectively.                          62       62       62

    Surplus                            23,186   23,141   23,141

    Retained Earnings                  30,490   29,435   27,898

    Unrealized Gains(Losses) on
    Available for Sale Securities
        net of taxes                       48  (1,507)    (867)
                                      ---------------------------
          TOTAL SHAREHOLDER'S EQUITY   53,786   51,131    50,234
                                     ---------------------------
          TOTAL LIABILITIES AND
          SHAREHOLDER'S EQUITY       $482,368 $459,040  $460,118
                                     ============================



* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction












































                            -05-

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Three  Months
                                             Ended September 30,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                $  8,057     $ 7,131
Interest on investment securities:
        Taxable                              1,255       1,072
        Exempt from federal income tax         113         117
                                            --------------------
                                            $1,368     $ 1,189
Interest on federal funds sold                  73         (18)
                                            --------------------
                TOTAL INTEREST INCOME      $ 9,498     $ 8,302
INTEREST EXPENSE
  Interest on deposits:
        Savings                            $   522      $  871
        Interest-bearing transaction acct.     708         606
        Time, $100,000 or more                 402         148
        Other time                           2,173       1,162
        Interest on Fed Funds purchased
             & other borrowed money              5          72
                                            --------------------
                TOTAL INTEREST EXPENSE     $ 3,810      $2,859

                NET INTEREST INCOME        $ 5,688      $5,443
Provision for possible credit losses             0           2
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE CREDIT LOSSES            $ 5,688     $ 5,441

OTHER OPERATING INCOME
        Trust department income               $233        $213
        Service charges on deposit accts.      417         160
        Insurance premium income                84         100
        Security gains                           0          20
        Other income                           344         501
                                             --------------------
        Total Other Operating Income        $1,078       $ 994




                                               Three  Months
                                             Ended September 30,
                                              1995        1994
                                            -------------------
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $2,327      $2,294
        Occupancy Expense of Premises           97         170
        Equipment Expense                      321         311
        Data Processing Expense                154         201
        Deposit Assess. and Related Fees       (17)        274
        Restructuring Expense                  266           0
        Other Expense                        1,166         936
                                            ---------------------
           Total Other Operating Expenses  $ 4,314     $ 4,186

        INCOME BEFORE TAX                   $2,452      $2,249
                Applicable Income Taxes       (850)       (725)
                                          ----------------------
                      NET INCOME            $1,602      $1,524
                                          ======================
                 NET INCOME PER SHARE        $0.26       $0.25
                                          ======================
        Average Common Shares
            Outstanding                      6,192       6,192
                                          ======================

See Notes to Unaudited consolidated financial statements.




















FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Nine  Months
                                             Ended September 30,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
INTEREST INCOME
Interest and fees on loans                $ 23,412     $20,990
Interest on investment securities:
        Taxable                              3,652       2,766
        Exempt from federal income tax         342         398
                                            --------------------
                                            $3,994     $ 3,164
Interest on federal funds sold                 159          77
                                            --------------------
                TOTAL INTEREST INCOME      $27,565     $24,231
INTEREST EXPENSE
  Interest on deposits:
        Savings                            $ 1,569      $1,782
        Interest-bearing transaction acct.   1,926       1,462
        Time, $100,000 or more               1,162         775
        Other time                           6,007       3,878
        Interest on Fed Funds purchased
             & other borrowed money             99         104
                                            --------------------
                TOTAL INTEREST EXPENSE     $10,763      $8,001

                NET INTEREST INCOME        $16,802     $16,230
Provision for possible credit losses             0         165
                                            ---------------------
NET INTEREST INCOME AFTER PROVISION
     FOR POSSIBLE CREDIT LOSSES            $16,802     $16,065

OTHER OPERATING INCOME
        Trust department income               $702        $647
        Service charges on deposit accts.    1,169         974
        Insurance premium income               209         233
        Security (losses)gains                (19)         23
        Other income                           953         996
                                             --------------------
        Total Other Operating Income        $3,014      $2,873




                                               Nine  Months
                                             Ended September 30,
                                              1995        1994
                                            -------------------
                                                (Unaudited)
OTHER OPERATING EXPENSES
        Salaries and Employees Benefits     $6,837      $6,547
        Occupancy Expense of Premises          562         675
        Equipment Expense                      918         847
        Data Processing Expense                447         431
        Deposit Assess. and Related Fees       507         762
        Restructuring Expense                1,085           0
        Other Expense                        3,414       2,748
                                            ---------------------
           Total Other Operating Expenses  $13,770     $12,010

        INCOME BEFORE TAX                   $6,046      $6,928
                Applicable Income Taxes     (2,015)     (2,242)
                                          ----------------------
                      NET INCOME            $4,031      $4,686
                                          ======================
                 NET INCOME PER SHARE        $0.65       $0.76
                                          ======================
        Average Common Shares
            Outstanding                      6,192       6,192
                                          ======================

See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)                      Nine Months
                                            Ended September 30,
                                               1995    1994
                                          --------------------
                                               (Unaudited)
OPERATING ACTIVITIES
Net Income                                 $ 4,031    $ 4,686
Adjustments to reconcile net income to net
cash provided by operating activities:
     Provision for possible credit losses        0        165
     Provision for depreciation                809        643
     Net accretion & amortization of investment
          security discounts & premiums        352        551
     (Increase)in acc. interest
          & other receivables.                 (19)    (1,959)
     (Decrease) Increase in accrued interest
          & other payables                    (229)     3,114
                                          --------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES  $ 3,992    $ 7,200
                                          --------------------

INVESTING ACTIVITIES
Proceeds from maturities of available-for-
     sale securities                      $ 76,031   $ 44,286
Purchases of available-for-sale securities (71,877)   (56,835)
Proceeds form maturities of held-to-maturity
     securities                              5,549      2,171
Purchases of held-to-maturity securities    (4,076)   (10,607)
Net (increase) decrease in loans           (26,629)     8,412
Purchases of premises & equipment           (1,433)    (1,536)
                                           -------------------
NET CASH USED IN INVESTING ACTIVITIES     $(22,435)  $(14,109)
                                           -------------------
FINANCING ACTIVITIES
Decrease in Fed Fund Purchased
     and Other Borrowed Money             $ (7,373)         0
Net increase in demand deposits,
     NOW accounts and savings accounts       4,913     24,478
Net increase (decrease) in certificates
     of deposits                            23,362    (13,512)
Cash dividends paid or declared             (2,972)    (2,104)
Proceeds form issuance of capital stock         45        130





                              -10-
                                               Nine Months
                                            Ended September 30,
                                             1995       1994
                                          --------------------
                                               (Unaudited)

NET CASH PROVIDED BY                      --------------------
     FINANCING ACTIVITIES                 $ 17,975    $ 8,992
                                          --------------------
Cash and cash equivalents at beg. of qtr. $ 14,536    $ 14,735
(Decrease) increase in cash & cash equiv. $   (468)   $  2,083

                                          --------------------
Cash & cash equivalents at end of period  $ 14,068    $ 16,818
                                          ====================



See Notes to unaudited consolidated financial statements.





























FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 1995

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

     Earnings per share are based on the weighted average number of shares outstanding of 6,192 for the nine months ended
September 30, 1995 and 1994.























                            -12-
Part  I.  Financial Information
Item II.  Management's Discussion and Analysis



     Consolidated net earnings for the quarter totaled $1.602 million, which is $.078 million more than was recorded for the third quarter of 1994. Translated into per share amounts, this equates to $.26 per share for the second quarter of 1995 versus
$.25 per share in 1994. Year to date consolidated net earnings totaled $4.031 million versus $4.686 million in 1994 or $.65 and $.76 per share respectively. The decrease in earnings can be attributed to the following items: second quarter 1995 early retirement one time charge of $.82 million and increases in other expenses relating to costs associated with subsidiary bank consolidation which are discussed in more detail below.

     In keeping with the Corporation's ongoing efforts to maintain or increase profitability in an increasingly competitive marketplace and to make the most productive use of employees, the Corporation offered a voluntary early retirement plan to select employees. There were eleven employees eligible to participate in the plan, and all eleven eligible employees opted to participate in the plan. As of September 30, 1995, all eleven employees had left employment of the Company. The cost of the plan was covered by a special one-time charge to earnings. To carry out this plan, the Board of Directors authorized a one-time pre-tax charge of $0.82 million against second quarter earnings. The charge is comprised largely of additional pension expense of $0.43 million, severance pay and one-time health insurance charges related to the eleven retirees.

     While the charge is expected to lower 1995 pre-tax earnings by approximately $.13 per share, management believes the overall expense reduction resulting from this action will better position the Corporation for profitable growth in the years ahead. As we implement our restructuring plan, we will realize cost savings of increasing magnitude. These savings will further improve our profitability and enable us to implement our ambitious marketing and new product programs more aggressively. We also expect that they will help us sustain our strong dividend payment record. During the third quarter the Corporation began realizing some savings associated with the program.


                              -13-
     While the above mentioned items negatively impacted net earnings in 1995, it is anticipated that the results of this restructuring will improve the Corporation's market share and, enhance customer service and profitability in the future.

     The efficiency ratio, which is a key measuring tool for profitability and operating efficiency was -68.29% as of September 30, 1995 versus -62.59% at September 30, 1994. The one-time charge associated with the voluntary early retirement plan is the largest cause in the deterioration of the efficiency ratio. If the ratio is calculated adjusting for the one-time charge, the efficiency ratio would have been -62.91%. The other above mentioned reasons for the decline in net income also impacted negatively on the efficiency ratio.

     The unrealized gain on available for sale securities was created by two factors. First, interest rates have declined substantially over the first nine months of the year. This has caused the market price of all fixed income securities to increase. Second, the securities in the available for sale portfolio have gotten closer to their maturity dates. As this occurs, market value and book value converge lessening the market gain or loss to book value.

     Interest expense increased $2.76 million or 34.52% over the first nine months of 1994. Throughout much of the first three quarters of 1995 the Corporation experienced rising deposit
costs, and a slight increase in the level of average interest
bearing deposits.   The Corporation also conducted a deposit campaign
in early 1995 which caused an increase in the interest expense.

     The rising interest costs were the result of action by the Federal Reserve Bank in the first quarter and also by competitive forces in all of the Corporation's market areas. The Corporation also conducted a deposit campaign which was successful in raising $16 million in new deposits in the first quarter. The reason for the deposit campaign was to not only increase our deposit base, but also to reduce our external borrowing which totaled $11.4 million as of December 31, 1994. The precise timing of gathering deposits is critical in the management of the Corporation's liquidity and interest margins. In managing the Corporation's liquidity and interest margins, the Corporation utilizes a diverse line of products at all of its subsidiaries.

     Net interest income for the first three quarters of 1995 increased 3.52% from the same period in 1994 to $16.80 million. Even though interest expense has increased, the Asset/Liability Committee (ALCO) has been able to achieve an interest margin of 5.22% versus 5.40% for the same period in 1994. The 5.22% net

                              -14-
interest margin is within the expectations of the Corporation, as deposit costs have increased faster than asset yields during 1995. This is the opposite of what occurred in 1994. The ALCO committee was also able to achieve a Return on Average Assets
(ROAA) of 1.14% versus 1.44% during the same period in 1994. After adjusting for the one-time restructuring charge of $1.085 million in 1995, the ROAA would be 1.33%.

     Thus far in 1995, the Corporation experienced excellent loan growth. Total gross loans amounted to $362.19 million, which represents a growth of $37.42 million over September 30, 1994, and a growth of $26.46 million over December
31, 1994.

     The Corporation also experienced strong deposit growth so far in 1995. Deposits as of September 30, 1995 totaled
$419.93 million versus $406.52 million at September 30, 1994 and $391.65 million at December 31, 1994. The growth in deposits was experienced primarily in consumer Certificates of Deposit from within our various market areas.

     The Reserve for Possible Credit Losses amounted to $2.18 million at September 30, 1995, which amounts to 0.60% of total gross loans. First United's loan review process continues to keep the loan portfolio under close scrutiny. Net charge offs for the third quarter totaled $.163 million. This represents 0.04% of our gross loan total of $362.19 million. Because of the low level of losses, the Corporation did not make a loan loss provision in the first three quarters of 1995. The Corporation also credits excellent underwriting standards and training to the excellent credit quality of the portfolio.

     First United opened its newest supermarket community office on March 8, 1995. This office is located in the new Martin's Food Store on Dual Highway in Hagerstown. This is the third supermarket office opened by the First United family of community banks.

     Myersville Bank's Riverside Center office has made a great contribution to the Corporation by assisting in growing its deposits and loans. To date, the Corporation is pleased with the growth of the customer base within this office.

     The Corporation, in an effort to control costs, closed its Thayer Center office May 13, 1995 and transferred the customer relationship to the Oakland Main Office which is located in close proximity to the Thayer Center office.


                              -15-
     In another effort to control costs the Corporation closed the Citizens office in Westernport, MD on August 25, 1995 and transferred the relationship to the Tri Towns office in Piedmont, WV which is located less than one half a mile away. As a result of this transfer, the carrying value of the fixed assets related to the Citizns branch was written down by $.266 million to reflect its current market value. Management is currently exploring disposition options related to this property.
The Corporation also completed the consolidation of First United Bank of West Virginia into First United National Bank & Trust on August 25, 1995.

     The Corporation recently received approval to merge Myersville Bank into First United National Bank & Trust. It is anticipated that the consolidation will occur sometime during the fourth quarter of this year. Once completed, additional efficiencies will be realized throughout the Corporation.

     The Corporation also received a refund of $.255 million from the FDIC in the third quarter as a result of the FDIC fund reducing its required funding level. This amount was recorded as a reduction in insurance premiums. Under the new FDIC assessment schedule, First United National Bank & Trust will pay $.04 per $100 of insured deposits.

     Another strong quality of First United is its capital position. Shareholder equity increased to $53.79 million, a 7.07% increase from the balance at September 30, 1994, which was $50.23 million. Because of the Corporation's strong and consistent earnings, the capital of the Corporation continues to grow. Risk based capital, which is an expression of your Corporation's stability and security, was a hardy 16.19% versus 17.92% on September 30, 1994, far surpassing the regulatory minimum of 8%.

     During the current year, the Corporation paid a $.12 per share dividend on February 1, 1995, May 1, 1995, and August 1, 1995. The Board of Directors also declared a $.12 per share dividend on September 27, 1995 payable November 1, 1995 to shareholders of record on October 23, 1995.









                              -16-
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

               The Company did not file any reports on Form
               8-K for the quarter ending September 30, 1995.

                           SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      11/02/95          /s/   RICHARD G. STANTON
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President, and Chief Executive
                         Officer



Date      11/02/95          /s/    ROBERT W. KURTZ
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


                    FIRST UNITED CORPORATION


Date      11/02/95
         ----------      ----------------------------------------
                         Richard G. Stanton, Chairman of the
                         Board, President and Chief Executive
                         Officer



Date      11/02/95
         ----------      ---------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer