Form 10-Q/A
period 1995-09-30
FIRST UNITED CORP/MD/
filed 1995-11-07
CIK 763907

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






                              -01

FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    Sept. 30,  Dec. 31, Sept. 30,
ASSETS                                1995      1994     1994
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and Due From Banks           $12,958  $14,536  $16,503
    Investments:

            Available-for-Sale:

        U.S. Treasury Securities       11,583   21,252   21,406
        Obl. of Other U S Gov. Agen.   31,972   29,975   35,199
        Obl. of St. and Loc. Govt       3,871    2,663        0
        Other Investments              26,750   21,450   21,105
                                      --------------------------

            Total Available-for-Sale   74,176   75,340   77,710

            Held-to-Maturity:

        Obl. of Other U S Govt Agen     2,800    3,800    3,800
        Obl. of St. and Loc. Govt       4,483    5,294    9,195
        Other Investments               9,751   11,185   14,658
                                      ---------------------------
            Total Held-to-Maturity     17,034   20,279   27,653
                                      ---------------------------
        Total Investment Securities    91,210   95,619  105,363

    Federal Funds Sold                  1,110        0      315

    Loans                             362,188  335,725  324,769
    Reserve for Poss. Credit Loss      (2,184)  (2,350)  (2,322)
                                      ---------------------------
               Net Loans              360,004  333,375  322,447

    Bank Premises and Equipment         9,978    9,354    8,919

    Acc. Int. Rec. and Other Assets     7,108    6,156    6,571
                                     ----------------------------
          TOTAL  ASSETS              $482,368 $459,040 $460,118
                                     ============================

* The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction       -03-


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





















                              -19-