Form 10-K
period 1995-12-31
FIRST UNITED CORP/MD/
filed 1996-03-21
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION          FORM 10-K
WASHINGTON, DC 20549

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          For the fiscal year ended December 31, 1995
          OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from January 1, 1995, to December 31, 1995

          Commission file number 0-14237

FIRST UNITED CORPORATION
(Exact name of registrant as specified in its charter)

Maryland                                 52-1380770
(State or other jurisdiction          (I.R.S. Employer
incorporation or organization)        Identification No.)

19 South Second Street
Oakland, Maryland                                 21550-0009
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  (301) 334-9471

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996: Common Stock $.01 Par Value_$92,915,745

     The number of shares outstanding of the registrant classes of common stock as of February 29, 1996: 6,194,383 Shares

Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 23, 1996, are incorporated by reference into Part III.

                                  (1)

                         First United Corporation
                            Table of Contents
PART I
Item 1.          Business                                                  3
Item 2.          Properties                                                5
Item 3.          Legal Proceedings                                         5
Item 4.          Submission of Matters to a Vote of Security Holders       5
PART II
Item 5.          Market for the Registrant's Common Stock and Related
                 Shareholder Matters                                       6
Item 6.          Selected Financial Data                                   7
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    7-20
Item 8.          Financial Statements and Supplementary Data           21-39
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                      39
PART III
Item 10.         Directors and Executive Officers of the Registrant       40
Item 11.         Executive Compensation                                   40
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management                                           40
Item 13.         Certain Relationships and Related Transactions           41
PART IV
Item 14.         Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                              41
Signatures                                                                42

                                    (2)

                                     PART I
Item 1. BUSINESS

FIRST UNITED CORPORATION

     First United Corporation (the "Corporation") headquartered in Oakland, Maryland, is a one-bank holding company with one non-bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1985. In 1995, the Corporation merged two of its three wholly owned banking subsidiaries, First United Bank of West Virginia, N.A. and Myersville Bank, with its other wholly owned banking subsidiary, First United National Bank & Trust.

     First United National Bank & Trust and Oakfirst Life Insurance Corporation are the only operating subsidiaries of the Corporation.

FIRST UNITED NATIONAL BANK & TRUST

     First United National Bank & Trust is a national banking association chartered in 1900 and is a member of the Federal Reserve System. The deposits of First United National Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC).

     First United National Bank & Trust operates twenty-two banking offices, five facilities in Garrett County, Maryland, seven in Allegany County, Maryland, four in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia and one in Hardy County, West Virginia. First United also operates a total of twenty-four Automated Teller Machines (ATM's), five of which are located in Garrett County, Maryland, nine in Allegany County, Maryland, four in
Washington County, Maryland, three in Frederick County, Maryland, and one each in Mineral, Hampshire and Hardy Counties in West Virginia. First United
National Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington and Frederick Counties in Maryland, in Mineral, Hampshire and Hardy Counties in
West Virginia and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United National Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, educational loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United National Bank & Trust provides a variety of insurance products, such as annuities and home owner's insurance, and full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United National Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 1995, First United National Bank & Trust had total deposits of $427.20 million and total loans of $360.58 million. The total market value of assets under the supervision of the Trust Department was approximately $141.94 million.

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

Competition

     The Corporation's banking subsidiary, First United National Bank & Trust competes with various other national banking associations, state banks, branches of major regional banks, savings and loan associations, savings banks, and credit unions, as well as other financial service institutions such as insurance companies, brokerage firms and various other investment firms. In addition to this local competition, First United National Bank & Trust also competes for banking business with institutions located outside the States of Maryland and West Virginia.

                                     (3)

Supervision and Regulation of Banking Entities

     The Corporation is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in December 1991. FDICIA was primarily designed to provide additional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a holding company controlling a failing institution must guarantee such institution's compliance with its plan.

     During 1995, the FDIC reached the funding levels required by FDICIA. As a result of the well capitalized position of First United National Bank & Trust, the Bank incurred a reduction in its FDIC premium from twenty-three cents per 100 dollars of deposits to seven cents per 100 dollars of deposits or a savings of approximately $.46 million.
FDICIA also requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. The statute also imposes limitations on certain mergers and consolidations between insured depository institutions with different home states.

     In addition to limitations on bank holding company acquisitions under laws administered by the Federal Reserve Board and FDIC, other restrictions on acquisitions are contained in certain state laws. For example, the banking laws of many states, including Maryland and West Virginia, generally permit out-of-state bank holding companies to acquire and control domestic banks so long as there is a reciprocal right under the statutes of the acquiring company's home state. On September 29, 1994, the Interstate Banking Efficiency Act was signed into Federal law. This legislation is intended to diminish the barriers to interstate acquisitions and mergers among banking institutions, and to provide greater flexibility in interstate branching. This statute is not expected to have any immediate impact on the business and operations of the Corporation, but no prediction can be made as the effect of the new law on competitive conditions facing the banking industry in general or the Corporation in particular.

     First United National Bank & Trust is a Federally insured national banking association. Its operation is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Comptroller of the Currency, the Federal Reserve Board, and the FDIC. The Corporation is examined regularly by the Federal Reserve Board, the national banking subsidiary is periodically examined by the Office of the Comptroller of the Currency and Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance.

     In accordance with Federal Reserve regulations, the subsidiary bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulators.

Governmental Monetary and Credit Policies and Economic Controls

     The earnings and growth of the banking industry and ultimately of First United National Bank & Trust are affected by the monetary and credit policies of governmental authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement

                                  (4)
these objectives are open market operations in U.S. Government securities, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

     In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees

     At December 31, 1995, the Corporation and its subsidiaries employed approximately 373 individuals, of whom 59 were officers, 170 were full-time employees, and 144 part-time employees.

Executive Officers of the Corporation

     Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held April 23, 1996, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant."

Item 2. PROPERTIES

     The main office of the Corporation and First United National Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by First United National Bank & Trust. First United National Bank & Trust operates a network of twenty-two banking offices throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire and Hardy Counties, West Virginia. All of the banking offices of First United National Bank & Trust are owned by the Corporation except for six of these offices, which are leased.

     The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1995, 1994 and 1993 was $.22, $.17 and $.14 million, respectively.

Item 3. LEGAL PROCEEDINGS

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

                                  (5)

                                 PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The common stock of First United Corporation is traded on the Nasdaq National Market System. This listing became effective on September 2, 1992. There are 12,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1995 was 6,194,383. As of December 31, 1995 the Corporation had approximately 2,485 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 1995. The following tables reflect the high bid and high ask prices, and the cash dividends paid on common stock for the periods indicated. The market value information has not been restated because no significant changes in the stock price occurred due to the 5% stock dividend.

1995                                   High Ask       High Bid
1st Quarter                             $23.50          $20.50
2nd Quarter                              20.50           17.50
3rd Quarter                              18.50           16.50
4th Quarter                              18.50           17.00

1994                                   High Ask       High Bid
1st Quarter                             $25.00          $22.33
2nd Quarter                              24.50           22.25
3rd Quarter                              20.50           19.00
4th Quarter                              21.00           19.50

Cash Dividends

Cash dividends were paid by the Corporation on the dates indicated as follows:

                                          1995            1994
February                                  $.11            $.11
May                                        .11             .10
August                                     .12             .11
November                                   .12             .11

Quotes for the Stock can be found on the Nasdaq/NMS under the symbol "FUNC." Market Makers for the Stock are:

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
700 Riley Building
Wheeling, WV 26003                                       107 South Second Street
(800) 523-2153                                           Oakland, MD 21550
                                                         (301) 334-5806

     The Board of Directors declared a 5% stock dividend on January 17, 1996, to shareholders of record at March 15, 1996. The dividend will result in the issuance of 309,720 shares of common stock.

                                    (6)

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                    1995             1994             1993             1992              1991
Balance Sheet Data
  Total Assets                    $487,169         $459,040         $423,380         $417,083          $400,296
  Total Deposits                   424,294          391,650          368,527          365,827           354,618
  Total Net Loans                  358,464          333,375          314,476          299,663           281,516
  Total Shareholder Equity          55,504           51,131           48,372           44,894            40,636

Operating Data
  Interest Income                 $ 37,274         $ 33,059          $32,484         $ 34,981          $ 38,638
  Interest Expense                  14,721           11,265           11,356           14,834            20,308
  Net Interest Income               22,553           21,794           21,128           20,147            18,330
  Other Operating Income             4,290            3,832            3,488            2,750             2,674
  Prov. for Possible Credit Losses       0              165              269              719               952
  Other Operating Expense           18,390           16,220           15,158           13,058            12,386
    Income Before Tax                8,453            9,241            9,189            9,120             7,666
  Income Tax                         2,849            3,014            3,177            2,918             2,356
  Net Income                      $  5,604         $  6,227         $  6,012         $  6,202          $  5,310

Per Share Data

  Net Income                         $0.86            $0.96            $0.93            $0.96              $0.82
  Regular Dividends Paid              0.46             0.43             0.35             0.33               0.31
  Special Dividend                                                                       0.06
  Book Value                         $8.54            $7.87            $7.46            $6.94              $6.30

      ** Per Share data has been restated to reflect the 100% stock dividend paid on June 15,1993, and the 50% stock dividend paid on February 8, 1994 and the 5% stock dividend to be paid on March 29, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This section presents management's discussion and analysis of the financial condition and results of operations of First United Corporation and subsidiaries (collectively, the "Corporation") including First United National Bank & Trust (the "Bank"), and Oakfirst Life Insurance Corporation.

     This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

     On January 17, 1996, the Board of Directors declared a 5% stock dividend to shareholders on record at March 15, 1996. The dividend will result in the issuance of 309,720 shares. Earnings and dividends per share have been restated to reflect the stock split.

     On November 30, 1993, the Corporation acquired all the outstanding stock of Hometown Bancorp, Inc. in exchange for 697,500 shares of the Corporation's common stock, along with cash in lieu of fractional shares, consummating the acquisition announced in March 1993. Hometown's sole subsidiary was Myersville Bank. The acquisition was accounted for as a pooling-of-interests.
Accordingly, financial data presented has been restated to reflect this acquisition as if it had occurred at the beginning of the periods presented.

                                 (7)

                             EARNINGS ANALYSIS
OVERVIEW

     The Corporation's net earnings for 1995 decreased to $5.60 million or 10.11% less than the $6.23 million reported in 1994. Earnings for the year were less than the previous year's earnings because of a one time restructuring charge of $1.08 million. The restructuring charge included the costs associated with the consolidation of First United Bank of West Virginia and Myersville Bank into First United National Bank & Trust and the expenses associated with a voluntary retirement plan offered and accepted by eleven employees who met the Plan's requirements. The expense associated with the voluntary retirement plan was $0.81 million of the $1.08 million discussed above. Return on average assets was 1.18%, 1.40% and 1.42% in 1995, 1994, and 1993, respectively.

     The return on average shareholders equity for 1995 decreased to 10.47% from 12.32% the previous year, as compared to 12.86% in 1993. Earnings per share decreased to $0.86 in 1995 from $0.96 in 1994, and compared with $0.93 in 1993.

     The restructuring charge discussed above had a significant impact on First United's key ratios. Excluding these restructuring costs, return on average assets would have been 1.32% while return on average equity would have been 11.72%. Earnings per share, excluding the one time restructuring charge, would have been $0.96.

Net Interest Income

     The primary source of earnings continued to be net interest income_the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds. This segment of earnings is affected by changes in interest rates, account balances and the mix of earning assets and interest bearing funding sources.

     Total interest income for 1995 increased 12.73% over 1994, from $33.06 million to $37.27 million, primarily due to growth in earning assets. Total interest expense at $14.72 million represented an increase of 30.73% from $11.26 in 1994. This increase was the result of growth in our depository accounts as well as the effect of higher rates being paid. The net effect of these changes was a 3.48% improvement in net interest income to $22.55 million in 1995 from $21.79 million in 1994. This compares to $21.13 million in 1993.
The improvement in 1994 represents an increase of 3.15% over 1993's net interest income. Table 3 analyzes the changes in net interest income attributable to volume and rate components.

     For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate.

     The taxable equivalent net interest margin decreased to 5.19% in 1995 from 5.34% in 1994, compared with 5.37% in 1993. Table 2 compares the components of the net interest margin and the changes occurring between 1995, 1994 and 1993.

Allowance for Loan Losses

     The allowance for loan losses is based on management's continuing evaluation of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

     As a result of continued efforts by management to improve procedures for credit analysis, problem loan detection, and delinquency follow-ups, no provision for credit losses was required in 1995. This is a continuation of a favorable declining trend for the provision for possible credit losses which decreased from $.27 million in 1993 to $.17 million in 1994.

     Table 8 presents the activity in the allowance for loan losses by major loan category for the past five years. Table 9 presents management's allocation of the allowance for loan losses by major loan catagory. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

                                  (8)

Other Operating Income

     Non-interest income for 1995, at $4.29 million, increased 12.01% over the $3.83 million earned in 1994. Although insurance premium income declined $.19 million, this decrease was more than offset by improvements in income from Trust and Fiduciary activities, service charges on depository accounts and real estate appraisal processing. With the exception of service charges on deposit accounts, which declined $.63 million in 1994, similar improvements accounted for the 1994 increase of 9.7% in non-interest income over the $3.49 million earned in 1993.

Other Operating Expense

     Non-interest expense increased to $18.39 million in 1995 from $16.22 million in 1994, or 13.38%. As was previously discussed, the restructuring costs for 1995, which totalled $1.08 million, represented a significant portion of the increase in non-interest expense for the year. Higher salary and benefit costs associated with merit compensation increases and additional staffing required for the opening of the Martin's Dual Highway office in Hagerstown, Maryland also contributed to the increase in non-interest expense in 1995.

     Expenditures to further increase the role of technology in improving the efficiency of customer service delivery and internal processing activities, such as the installation of a wide area computer network, accounted for much of the increase in equipment expenses. In order to better meet the needs of our customers and to insure more efficient service, the Corporation opened a Customer Service Center. A majority of the costs related to the Customer Service Center were equipment related, and therefore, contributed to the increase in equipment expenses in 1995. It is anticipated that the long run efficiencies gained by projects such as these will be a net benefit to the earnings performance of the Corporation.

     Salary, benefit, occupancy and equipment expenses related to the opening of the Riverside office as well as expenditures for technology advancements accounted for much of the $1.06 million increase in 1994 non-interest expense over the 1993 amount.

Applicable Income Taxes

      Applicable income taxes are detailed in Note 10 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $2.85 million in 1995 as compared with $3.01 million in 1994 and $3.18 million in 1993. These amounts represented effective tax rates of 33.7%, 32.6% and 34.6% for 1995, 1994 and 1993, respectively.

Investment Securities

     Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of income taxes. Investment securities classified as held-to-maturity are those that management has both the positive intent and the ability to hold to maturity, and are reported at amortized cost. The Corporation does not currently follow a strategy of making security purchases with a view to near-term resales and therefore, does not own trading securities. The Corporation's adoption of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994, resulted in a change in classification of $71 million of investment securities from held-to-maturity to available-for-sale. For additional information, see Notes 1 and 3 to the Corporation's audited consolidated financial statements.

     Total investment securties remained relatively unchanged at $96.15 million and $95.62 million at December 31, 1995 and 1994, respectively. At December 31, 1993, total investment securities were $81.53 million. The increase in investment securities which occurred in 1994 was mainly attributed to excess funds resulting from the growth of deposits over loans.

     The Corporation manages its investment portfolios within policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Corporation had no concentrations of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution by type, of the investment portfolio for the three years ended December 31, 1995, 1994 and 1993, respectively.

                                 (9)

Loan Portfolio

     The Corporation, through its Bank, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland; Mineral, Hardy and Hampshire Counties in West Virginia and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the reserve for loan losses. These policies, coupled with on-going training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Table 5 presents the composition of the Corporation's loan portfolio by significant concentration.

     The Corporation's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Corporation had no foreign loans in its portfolio as of December 31, 1995.

     During 1995, net loans increased $25.08 million or 7.52% to a total of $358.46 million. In comparison, net loans at year-end 1994 increased $18.90 million or 6.0% to a total of $333.38 million. Mortgage lending continued to be the primary source of loan growth in 1995. Part of the mortgage growth included 63.10% increase in our Home Equity product. Home Equity loans increased from $10 million at year-end 1994 to $16 million at year-end 1995. We anticipate our Home Equity product to continue to experience growth as more of our customers look for tax advantages associated with this product. Table 5 details the dollar amount and percentage distribution of the various key categories of credit in the loan portfolio.

     Funding for loan growth during 1995 and 1994 was provided by increased levels of deposits.

     It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 1995, $1.075 million of non-accrual loans were secured by collateral with an estimated value of $2.150 million. The amount listed in Table 7 under restructured loans in 1992 is also included in the non-accrual loans total for that year.

     As of December 31, 1995, the Corporation had $3.478 million in loans for which payments were current, but the borrowers were experiencing financial difficulties. The corresponding total for year-end 1994 was $1.52 million. These loans are subject to on-going management attention and their classifications are reviewed monthly.

Deposit and Other Funding

     Deposit liabilities increased to $424.29 million in 1995 from $391.65 million at the end of 1994, or an increase of 8.33%. The $32.64 million in deposit growth compares favorably to the $23.12 million growth in deposits experienced in 1994. Time deposits continue to be the main source of deposit growth, although interest bearing demand deposits exhibited some growth during both 1995 and 1994. The Corporation continues to experience strong competition for deposits from other commercial banks, credit unions, and stock market and mutual funds. Table 10 displays the average balances and average rates paid on all major deposit classifications for 1995, 1994, and 1993.

Capital Resources

     The Bank and the Corporation itself are subject to risk-based capital regulations which were adopted by Federal banking regulators and became fully phased in on December 31, 1992. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset/risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 Capital, consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for credit losses, subject to certain limitations.

                                     (10)

     Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guidelines meeting these regulatory requirements, and which take into account current or anticipated risks and future growth opportunities.

     On December 31, 1995, the Corporation's risk-based capital ratio was 15.19%, well above the regulatory minimum of 8%. The risk-based capital ratios for year-end 1994 and 1993 were 16.18% and 18.88%, respectively.

     Retained earnings and shareholder participation in the Corporation's dividend reinvestment and stock purchase plan provided an additional $2.67 million in total stockholders' equity, which grew to $55.50 million at the end of 1995, from $52.64 million at the year-end 1994 and $48.37 million at year-end 1993. The equity to assets ratio at December 31, 1995, was 11.39%, compared with 11.14% and 11.43% at year-end 1994 and 1993. As a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Investments in certain Debt and Equity Securities", an adjustment to shareholders equity as of January 1, 1994, of $0.51 million, net of taxes, was recorded.

     Cash dividends of $.46 per share were paid during 1995, compared with $.43 and $.35 in 1994 and 1993. This represents a dividend payout rate (dividends per share divided by net income per share) of 52.75%, 44.55%, and 37.11% for 1995, 1994 and 1993, respectively.

                        ASSET AND LIABILITY MANAGEMENT

Introduction

     The Investment and Funds Management Committee of the Corporation seeks to assess and manage the risks associated with fluctuating interest rates while maintaining adequate liquidity. This is accomplished by formulating and implementing policies that take into account the sources and uses of funds, maturity and repricing distributions of assets and liabilities, pricing strategies, and marketability of assets.

Liquidity

     The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's delineated market areas are accommodated. Total liquid assets, represented by cash, investment securities (available-for-sale and held-to-maturity maturing within one year) and loans maturing within one year, amounted to $96.26 million, or 19.76% of total assets at December 31, 1995. This compares with $102.71 million, or 22.4% of 1994 year-end assets, and $128.96 million, or 30.5% of 1993 year-end assets. The decrease from 1995 to 1994 and 1994 to 1993 is primarily the result of assets being invested for longer periods of time to enhance the yield of the Corporation's portfolio.

     Additional liquidty of $88 million is available from unused lines of credit at various upstream correspondent banks and the Federal Home Loan Bank of Atlanta.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margin, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The gap report assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval

                                    (11)
represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

     In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. This modeling reflects interest rate changes and the related impact on net income over specified periods. Management does not use derivative financial instruments to effect its interest rate sensitivity.

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

     Table 13 presents the Corporation's interest rate gap position at December 31, 1995. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time.

                                  (12)

          Distribution of Assets, Liabilities and Shareholders' Equity
         Interest Rates and Interest Differential_Tax Equivalent Yields
                               ( In thousands )
Table 1

                                                              For the Years Ended December 31,
                                       1995                                1994                                   1993
                       -----------------------------------------------------------------------------------------------------------
                        Average                    Annual      Average                 Annual     Average                   Annual
                        Balance      Interest       Rate       Balance     Interest     Rate      Balance       Interest     Rate
                       -----------------------------------------------------------------------------------------------------------
Federal funds sold     $  7,368        $  454       6.16%     $    574       $  144     5.23%     $  7,851      $ 260       3.31%
Other interest-earning
  assets                      0             0       0.00%          125            4     3.20%            0          0       0.00%
Investments:
  Taxable                78,162         4,985       6.38%       84,915        3,424     5.45%       73,562      3,929       5.34%
  Non Taxable             4,836           451       9.33%        8,579        1,192     9.39%        8,954        583       9.89%
                       ------------------------------------------------------------------------------------------------------------
    Total investment
      securities         82,998         5,436       6.55%       93,494        4,616     5.59%        82,516      4,512      8.21%
Loans                   352,720        31,630       8.97%      324,140       28,295     8.73%       308,804     27,712      8.97%
                       -------------------------------------------------------------------------------------------------------------
Total earning assets    443,086        37,520       8.51%      418,333       33,059     8.05%       399,171     32,484      8.21%
Reserve for possible
  credit losses          (2,283)                                (2,333)                              (2,775)
Other non-earning
  assets                 29,450                                 28,931                               25,875
                       -------------------------------------------------------------------------------------------------------------
    Total non-earning
      assets             27,167                                 26,598                               23,100
                       -------------------------------------------------------------------------------------------------------------
Total Assets           $470,253       $37,520       8.51%     $444,931       $33,059    8.05%      $422,271    $32,484      8.21%
                       =============================================================================================================
Liabilities and
Shareholders' Equity
  Deposits:
    Noninterest-bearing
      deposits         $46,114              0          0%     $43,763         $    0    0.00%      $ 36,054    $     0      0.00%
    Interest-bearing
      demand deposit    95,959          2,628       2.74%      93,352          2,136    2.29%        87,538      2,115      2.42%
    Savings deposits    70,699          2,045       2.89%      85,998          2,359    2.74%        73,528      1,983      2.70%
    Time deposits
      $100,00 or more   29,283          1,600       5.46%      29,937          1,142    3.81%        17,093        445      4.40%
    Time deposits less
      than $100,000    166,877          8,296       4.97%     133,528          5,326    3.99%       154,863      6,813      2.60%
    Short-term
      borrowings         3,674            152       4.14%       6,040            302    5.50%             0          0         0
       Total deposits and
          short-term
          borrowings   412,606         14,721       3.62%     392,618         11,265    2.87%       369,076      11,356     3.41%
Other liabilities        3,960                                  2,283                                 6,455
Shareholders' equity    53,687                                 50,030                                46,740
                      ------------------------------------------------------------------------------------------------------------
Total Liabilities and
 Shareholders' Equity $470,253        $14,721       3.62%    $444,931        $11,265    2.87%       $422,271    $11,356     3.41%
                      ============================================================================================================

**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.

                                   (13)

                                Net Interest Margin
                                  ( In thousands )
Table 2
                                         1995                                1994                                  1993
                       Average       Tax Equivalent        Average          Tax Equivalent       Average        Tax Equivalent
                       Balance            Rate             Balance              Rate             Balance            Rate
Earning Assets        $443,086            8.51%            $418,333             8.05%            $399,171           8.21%
Interest-bearing
 Liabilities           366,492            3.62%             348,855             2.87%             333,022           3.41%
Net Benefit of
  Noninterest-bearing Sources              .30%                                 0.60%                               0.57%
Average Cost of Funds                     3.32%                                 2.71%                               2.84%
NET INTEREST MARGIN                       5.19%                                 5.34%                               5.37%

*The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.

                           Interest Variance Analysis (1)
                                  ( In thousands )
Table 3

                               1995 COMPARED TO 1994                1994 COMPARED TO 1993
                                     INCREASE                             INCREASE
                                  (DECREASE) DUE TO                    (DECREASE) DUE TO
                           Volume       Rate         Net        Volume           Rate         Net
Interest income:
  Loans                    $2,564       $ 771       $3,335       $1,196       $  (613)       $ 583
  Taxable Investments        (431)      1,315          884          556          (384)         172
  Non-Taxable Investments    (349)        285          (64)        (118)           50          (68)
  Federal Funds Sold          419        (355)          64         (366)          250         (116)
                          ---------------------------------------------------------------------------
    Total Interest Income  $2,202      $2,017       $4,219       $1,272       $  (697)        $575

Interest expense:
  Interest-bearing         $   71      $  421       $  492       $   89        $  (68)       $  21
  Savings                    (442)        128         (314)         188           188          376
  Time Deposits             1,657       1,313        2,970         (248)       (1,239)      (1,487)
  Time Deposits >100,000      (36)        494          458          294           403          697
                          ---------------------------------------------------------------------------
  Total Deposits           $1,251      $2,355      $ 3,606       $  322        $ (715)      $ (393)
                          ---------------------------------------------------------------------------
Total Interest Expense     $1,101      $2,355      $ 3,456       $  624        $ (715)      $  (91)
                          ---------------------------------------------------------------------------
Net Interest Income        $1,101      $ (338)      $  763       $  647        $   19       $  666

(1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                   (14)

                Investment Security Maturities, Yields, and Market Values
                                  ( In thousands )
Table 4
                                  December 31, 1995

                                                                                                                            Taxable
                             U.S.      T.E.    Federal      T.E.     State &     T.E.                   T.E.                 Equiv.
                          Treasury    Yield    Agencies    Yield    Municipal   Yield       Other       Yield     Total      Yield
Maturity Book Value
  Available-for-Sale
    Within One Year       $ 6,612     4.94%    $17,770      7.38%     $    0     0.00%     $     0      0.00%     $24,382     6.72%
    One to Five Years       5,100     6.17%     18,087      6.79%      3,930     8.94%      13,477      5.50%     $40,594     6.49%
    Five to Ten Years           0     0.00%          0      0.00%          0     0.00%       1,179      7.40%       1,179     7.40%
    Over Ten Years              0     0.00%          0      0.00%          0     0.00%       7,188      6.16%       7,188     6.16%
                          ----------------------------------------------------------------------------------------------------------
Book Value                $11,712              $35,857                $3,930               $21,844                $73,343     6.55%
                          ==========================================================================================================
Taxable Equivalent Yield              5.48%                 7.08%                8.94%                  5.82%                 6.55%

  Held-to-Maturity
    Within One Year      $     0      0.00%     $    0      0.00%     $  505     7.42%     $ 2,258      7.76%     $ 2,763     7.70%
    One to Five Years          0      0.00%        800      6.08%      3,396     7.68%       9,905      7.03%      14,101     7.13%
    Five to Ten Years          0      0.00%          0      0.00%        645     5.49%           0      0.00%         645     5.49%
    Over Ten Years             0      0.00%          0      0.00%          0     0.00%       4,985      7.28%       4,985     7.28%
                         -----------------------------------------------------------------------------------------------------------
  Book Value             $     0                $  800                $4,546               $17,148                $22,494     7.47%
                         ===========================================================================================================
Taxable Equivalent Yield              0.00%                 6.08%                8.76%                  7.20%                 7.47%
                         ===========================================================================================================
  Total Book Value       $11,712               $36,657                $8,476               $38,992                $95,837
                         ===========================================================================================================
Market Value             $11,735               $37,223                $8,268               $39,086                $96,312
                         ===========================================================================================================
December 31,1994
  Book Value             $21,749               $34,548                $8,025               $33,582                $97,904
                         ===========================================================================================================
December 31,1993
  Book Value             $23,467               $33,315                $8,538               $16,211                $81,531
                         ===========================================================================================================

**The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%.

                                       (15)

                                 Summary of Loan Portfolio
                                     ( In thousands )
Table 5
                                                          Loans Outstanding as of December 31,
                                              1995          1994          1993          1992          1991
                                          ------------------------------------------------------------------
Commercial, Financial, & Agricultural      $ 56,893       $47,111       $38,351        $48,295       $46,666
Real Estate_Construction                     10,696        19,838        10,902          4,568         2,118
Real Estate_Mortgage                        242,789       220,991       220,228        198,659       173,364
Installment                                  50,206        47,785        47,301         50,939        61,940
                                          -------------------------------------------------------------------
  TOTAL                                    $360,584      $335,725      $316,782       $302,461      $284,088
                                          ===================================================================

                                                       Percentage of Portfolio as of December 31,
                                              1995          1994          1993          1992          1991
                                           ------------------------------------------------------------------
Commercial, Financial, & Agricultural       15.78%        14.03%          12.11%         15.97%        16.43%
Real Estate_Construction                     2.97%         5.91%           3.44%          1.51%         0.75%
Real Estate_Mortgage                        67.33%        65.83%          69.52%         65.68%        61.02%
Installment                                 13.92%        14.23%          14.93%         16.84%        21.80%
                                           ------------------------------------------------------------------
  TOTAL                                    100.00%       100.00%         100.00%        100.00%       100.00%
                                           ==================================================================

                                       Maturities of Loan Portfolio
                                             (In thousands)
Table 6
                                            December 31, 1995
                                                             MATURING
                                          MATURING          AFTER ONE            MATURING
                                           WITHIN           BUT WITHIN          AFTER FIVE
                                          ONE YEAR          FIVE YEARS            YEARS          TOTAL
                                         --------------------------------------------------------------
Commercial, Financial & Agricultural      $24,474              $2,237            $ 30,182      $ 56,893
Real Estate_Construction                        0              10,696                   0        10,696
Real Estate_Mortgage                       11,475              50,130             181,184       242,789
Installment                                17,164              31,817               1,225        50,206
                                         --------------------------------------------------------------
  Total                                   $53,113             $94,880            $212,591      $360,584
                                         ==============================================================

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans                 $45,214             $58,910             $53,929      $158,053
Adjustable-Interest Rate Loans              7,899              35,970             158,662       202,531
                                         ---------------------------------------------------------------
  Total                                   $53,113             $94,880            $212,591      $360,584
                                         ===============================================================

                                         (16)

                                Risk Elements of Loan Portfolio
                                        ( In thousands )
Table 7
          For the Years Ended December 31
                                         1995          1994          1993          1992          1991
                                       ---------------------------------------------------------------
Non-accrual Loans                       $1,075        $1,027         $438         $2,337        $3,155
Accruing Loans Past Due 90 Days or More    963           489        1,243            463           887
Restructured Loans                           0             0            0          1,530             0

Information with respect to non-accrual loans at December 31,1995 and 1994 is as follows:
                                                                     1995          1994
                                                                    ----------------------
Non-accrual Loans                                                   $1,075          $1,027
Interest income that would have been recorded under original terms  $   86          $   82
Interest income recorded during the period                          $   18          $   48

                                  Activity of Loan Loss Provision
Table 8                                  ( In thousands )
          Summary of Loan Loss Experience
          For the Years Ended December 31
                                                   1995          1994          1993          1992          1991
                                              ------------------------------------------------------------------
Balance at Beginning of Period                $   2,350       $  2,306      $  2,798      $  2,572      $  2,527
  Loans Charged Off:
    Commercial, Financial, and Agricultural          19             35           469            53           250
    Real Estate_Construction                          0              0             0             0             0
    Real Estate_Mortgage                            205            164           359           359           276
    Installment                                     186            121           264           349           588
                                              -------------------------------------------------------------------
      TOTAL CHARGED OFF                             410            320         1,092           761         1,114
  Recoveries of Loans:
    Commercial, Financial, and Agricultural          59             39           135            87            50
    Real Estate_Construction                          0              0             0             0             0
    Real Estate_Mortgage                             31             35            97            79            60
    Installment                                      90            126            99           102            97
                                              -------------------------------------------------------------------
      TOTAL RECOVERIES                              180            200           331           268           207
Net Loans Charged Off                               230            120           761           493           907
Provision Charged to Operations                       0            164           269           719           952
                                              -------------------------------------------------------------------
Balance at the End of Period                      2,120          2,350         2,306         2,798         2,572
                                              -------------------------------------------------------------------
Loans Net of Unearned Income at End of Period  $360,584       $335,725      $316,782      $302,461       $284,088
                                              ===================================================================
Daily Average Balance of Loans                 $352,720       $324,140      $308,804      $289,722       $283,558
                                              ===================================================================
Allowance for Possible Loan Loss to
  Loans Outstanding                                0.59%          0.70%         0.73%         0.93%          0.91%
                                              ====================================================================
Net Charge Offs to Average Loans Outstanding       0.07%          0.04%         0.24%         0.06%          0.03%
                                              =====================================================================

                                                (17)

                            Allocation of Allowance for Loan Losses
                                        ( In thousands )
Table 9
                         1995          1994          1993          1992          1991
                       ---------------------------------------------------------------
Commercial             $  301        $  457        $  448        $  544        $  500
Real Estate_Mortgage    1,214           661           649           787           723
Home Equity                48            11            11            13            12
Consumer                  206           223           219           266           244
Commitments               171            78            77            93            85
Unallocated               180           920           902         1,095         1,008
                       ---------------------------------------------------------------
  Total                $2,120        $2,350        $2,306        $2,798        $2,572
                       ===============================================================

                                   Average Deposit Balances
Table 10                              ( In thousands )
                                          Deposits by Major Classification for the Years Ended December 31,
                                            1995                            1994                            1993
                                 --------------------------------------------------------------------------------------
                                 Average                         Average                         Average
                                 Balance          Yield          Balance          Yield          Balance          Yield
                                 ---------------------------------------------------------------------------------------
Noninterest-bearing
  demand deposits               $ 46,114                         $ 43,763                        $ 36,054
Interest-bearing demand deposits  95,959          2.74%            93,352          2.29%           87,539          2.42%
Savings deposits                  70,699          2.89%            85,998          2.74%           73,528          2.70%
Time deposits $100,000 or more    29,283          5.46%            29,937          3.81%           17,093          4.41%
Time deposits less than $100,000 166,877          4.97%           133,528          3.99%          154,863          2.60%
                                ------------------------------------------------------------------------------------------
  Total                         $408,932                         $386,578                        $369,077
                                ==========================================================================================

                                           (18)

                                 Maturity of Time Deposits
                                    ( In thousands )
Table 11                                 For the Year Ended December 31, 1995
                                           Greater than          Less Than
                                             $100,000             $100,000
                                           --------------------------------
Maturities
3 Months or Less                             $ 3,670              $ 19,367
3 - 6 Months                                   7,403                23,477
6-12 Months                                   10,692                46,724
Over 1 Year                                    8,568                66,675
                                           --------------------------------
Total                                        $30,333              $156,243
                                           ================================

                                Summary of Significant Ratios
Table 12
                                          1995          1994          1993
                                        ------------------------------------
Return on Average Assets                  1.18%         1.40%         1.42%
Return on Average Equity                 10.47%        12.32%        12.86%
Dividend Payout Ratio                    53.05%        33.80%        37.11%
Total Equity to Total Assets at Year End 11.39%        11.14%        11.43%
Primary Capital Ratio                    11.76%        10.02%        11.91%
Total Risk-based Capital Ratio           15.19%        16.18%        18.88%
Leverage Ratio                           15.19%        16.18%        18.88%

                                          (19)

                            Summary of Interest Sensitivity Analysis
Table 13                                (In thousands)
                                                             As of December 31, 1995
                                                  0-90         91-365          1-5          Over 5
                                                  Days          Days          Years          Years          TOTAL
                                                 -----------------------------------------------------------------
Assets
Rate Sensitive
  Securities
    (Available-for-Sale & Held-to-Maturity) (1) $ 14,603      $ 30,457      $ 48,000        $ 3,091       $ 96,151
  Loans (2)                                       64,395        88,168       166,550         41,471        360,584
     Fed Funds Sold                                    0             0             0              0              0
                                                  -----------------------------------------------------------------
      TOTAL RATE SENSITIVE                      $ 78,998      $118,625      $214,550        $44,562       $456,735
Liabilities
Rate Sensitive Deposits
  Investors' Choice                               10,479             0             0              0         10,479
  Time Deposits Less Than $100,000                19,367        70,201        66,675              0        156,243
  Time Deposits $100,000 or More                   3,670        18,095         8,569              0         30,334
  IMMA                                            29,821             0             0              0         29,821
  ONE & Now Accounts                              53,178             0             0              0         53,178
  Fed Funds Purchased
    and Other Borrowed Funds                       3,000             0             0              0          3,000
                                                  -----------------------------------------------------------------
  TOTAL RATE SENSITIVE (3) and (4)              $119,515       $88,296      $ 75,244         $    0       $283,055

GAP ( Rate Sensitive Assets less Rate
  Sensitive Liabilities )                       ($40,517)      $30,329      $139,306        $44,562       $173,680

GAP to TOTAL Assets                               (8.32%)         6.23%       28.60%           9.15%         35.65%

(1)          Securities are based on estimated maturities at book value.
(2)          Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3)          Transaction Accounts such as IMMA , ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the
             Corporation's historical experience with respect to such accounts.
(4)          This total does not include any type of savings accounts.
             Management feels these accounts are not rate sensitive.

                                       (21)

                      Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                                                   Page Number
          Independent Auditors' Report                                   23
          Consolidated Balance Sheet                                     24
          Consolidated Statements of Income                              25
          Consolidated Changes in Shareholder Equity                     26
          Consolidated Statement of Cash Flows                           27
          Notes to Consolidated Financial Data                           28
(b)       The following supplementary data is set forth in this Annual
          Report on Form 10-K on the following pages:
          Summary of Quarterly Financial Data                            40

                                    (21)

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

     The audit function, selection of independent auditors, and review of the results of regulatory examinations are under the general oversight of the Audit Committee of the Board of Directors. Regular meetings are held with the internal auditors and the independent auditors, both of whom have free, direct access to the Committee. Ernst & Young LLP, independent auditors, have audited the financial statements of First United Corporation and subsidiaries for the years ended December 31, 1995, 1994, and 1993, as stated in their report.

                                        Richard Stanton

                                        /s/ RICHARD STANTON

                                        Chairman of the Board, President
                                        and Chief Executive Officer

                                    (22)

                             Report of Independent Auditors
                           Board of Directors and Shareholders
                               First United Corporation

     We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed on Note 1 to the financial statements effective January 1, 1994, the Corporation changed its method of accounting for investments in debt and equity securities.

                                                   /S/ ERNST & YOUNG LLP
                                                      (Ernst & Young LLP)

Baltimore, Maryland
February 2, 1996


                                        (23)

                             First United Corporation and Subsidiaries
                           Consolidated Statements of Financial Condition
                                          (In thousands)
                                                                                 December 31
                                                                            1995              1994
Assets
Cash and due from banks                                                    $ 16,011        $ 14,536
Investments:
  Available-for-sale securities-at market value-cost-$73,343 and $75,198
    at December 31, 1995 and 1994 respectively                               73,657          72,913
  Held-to-maturity market-value_$22,655 and $22,100
    at December 31, 1995 and 1994, respectively                              22,494          22,706
                                                                           --------------------------
Total investment securities                                                  96,151          95,619
Loans                                                                       360,584         335,725
Reserve for possible credit losses                                           (2,120)         (2,350)
                                                                            -------------------------
Net loans                                                                   358,464         333,375
Bank premises and equipment                                                   9,605           9,354
Accrued interest receivable and other assets                                  6,938           6,156
                                                                           -------------------------
Total Assets                                                               $487,169        $459,040
                                                                            =========================

Liabilities and Shareholders' Equity
Liabilities:
  Noninterest-bearing deposits                                             $ 49,541        $ 43,090
  Interest-bearing deposits                                                 374,753         348,560
                                                                           --------------------------
Total deposits                                                              424,294         391,650
Federal funds purchased and other borrowed money                              3,000          11,373
Reserve for taxes, interest and other liabilities                             4,371           4,886
                                                                            -------------------------
Total Liabilities                                                           431,665         407,909
                                                                            -------------------------
Shareholders' Equity:
  Preferred stock_no par value
    Authorized and unissued 2,000 shares
  Capital stock_par value $.01 per share
    Authorized 12,000 shares, issued and outstanding 6,194 and
      6,192 shares at December 31, 1995 and 1994 respectively                    62              62
  Surplus                                                                    23,184          23,141
  Retained earnings                                                          32,065          29,435
  Unrealized gain (loss) on available-for-sale securities, net of tax           193          (1,507)
                                                                            -------------------------
Total Shareholders' Equity                                                   55,504          51,131
                                                                            -------------------------
Total Liabilities and Shareholders' Equity                                 $487,169        $459,040
                                                                            =========================
See notes to consolidated financial statements.

                                      (24)

                           First United Corporation and Subsidiaries
                              Consolidated Statements of Income
                           (In thousands, except per share amounts)
          Year ended December 31
                                                                 1995          1994          1993
                                                               --------------------------------------
Interest income
Interest and fees on loans                                      $31,630       $28,295      $27,712
Interest on investment  securities:
  Taxable                                                         4,985         4,101        3,929
  Exempt from federal income taxes                                  451           515          583
                                                               ---------------------------------------
                                                                  5,436         4,616        4,512
Interest on federal funds sold                                      208           144          260
Interest on time deposits with other banks                            0             4            0
                                                               ---------------------------------------
Total interest income                                            37,274         33,059      32,484

Interest expense
Interest on deposits:
  Savings                                                         2,045          2,359       2,668
  Interest-bearing transaction accounts                           2,628          2,136       2,147
  Time, $100,000 or more                                          1,600          1,142         889
  Other time                                                      8,296          5,326       5,617
Interest on federal funds purchased and other borrowed funds        152            302          35
                                                               ---------------------------------------
Total interest expense                                           14,721         11,265      11,356
                                                                --------------------------------------
Net interest income                                              22,553         21,794      21,128
Provision for possible credit losses                                  0            165         269
                                                                 -------------------------------------
Net interest income after provision for possible credit losses   22,553         21,629      20,859
Other operating income
Trust Department income                                           1,175            839         744
Service charges on deposit accounts                               1,593          1,302       1,365
Insurance premium income                                            283            302         314
Security (losses) and gains                                         (20)            (5)         28
Other income                                                      1,259          1,394       1,037
                                                                  ------------------------------------
                                                                  4,290          3,832       3,488
Other operating expense
Salaries and employee benefits                                    9,144          8,838       7,627
Occupancy expense of premises                                       835            894         977
Equipment expense                                                 1,300          1,154       1,053
Data processing expense                                             643            486         386
Deposit assessment and related fees                                 585            965         923
Restructuring costs                                               1,085              0           0
Other expense                                                     4,798          3,883       4,192
                                                                  -------------------------------------
                                                                 18,390         16,220      15,158
                                                                  -------------------------------------
Income before income taxes                                        8,453          9,241       9,189
Applicable income taxes                                           2,849          3,014       3,177
                                                                  -------------------------------------
Net income                                                        5,604        $ 6,227     $ 6,012
                                                                  =====================================
Earnings per share                                                $0.86          $0.96       $0.93
                                                                  ======================================

See notes to consolidated financial statements.

                                        (25)

                            First United Corporation and Subsidiaries
                    Consolidated Statements of Changes in Shareholders' Equity
                             (In thousands, except per share amounts)
                                                                           Unrealized
                                            Common                            Gains            Retained          Total
                                             Stock          Surplus          (Losses)          Earnings         Capital
                                         -------------------------------------------------------------------------------
Balance at January 1, 1993                     $62          $22,638                0            $22,194         $44,894
Net income for the year                                                                           6,012           6,012
Dividend reinvestment and stock purchase plan                   367                                                 367
Cash dividends_$.35 per share                                                                    (2,901)         (2,901)
                                             ----------------------------------------------------------------------------
Balance at December 31, 1993                    62           23,005                0             25,305          48,372
Adjustment to beginning balance
  for change in accounting method,
  net of income tax of $261                                                      506                                506
Change in unrealized gains (losses),
  net of tax of $516                                                          (2,013)                            (2,013)
Net income for the year                                                                           6,227           6,227
Dividend reinvestment and stock purchase plan                   136                                                 136
Cash dividends_$.43 per share                                                                    (2,097)          (2,097)
                                             ------------------------------------------------------------------------------
Balance at December 31, 1994                    $62         $23,141           $(1,507)          $29,435          $51,131
Change in unrealized gains (losses),
  net of tax of $121                                                            1,700                              1,700
Net income for the year                                                                           5,604            5,604
Dividend reinvestment and stock purchase plan                    43                                                   43
Cash dividends_$.46 per share                                                  (2,974)           (2,974)
                                            --------------------------------------------------------------------------------
Balance at December 31, 1995                    $62         $23,184               193           $32,065          $55,504
                                            ================================================================================

( ) indicate deduction
See notes to consolidated financial statements.

                                     (26)

                           First United Corporation and Subsidiaries
                             Consolidated Statements of Cash Flows
                                         (In thousands)
                                                                Year ended December 31
                                                           1995          1994          1993
                                                        ------------------------------------
Operating activities
Net income                                               $ 5,604      $ 6,227        $ 6,012
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for possible credit losses                       0          165            269
    Provision for depreciation                             1,145          864            821
    Net accretion and amortization of investment
      security discounts and premiums                        399          717          1,365
    Loss (gain) on sale of investment securities              20            5            (28)
    (Increase) decrease in accrued interest receivable
      and other assets                                      (782)      (1,544)           457
    (Decrease) increase in reserve for taxes, interest
      and other liabilities                                 (515)      (1,595)           119
                                                         -------------------------------------
    Net cash provided by operating activities              5,871        4,839          9,015

Investing activities

Proceeds from sales of investment securities                   0            0          1,614
Proceeds from maturities and sales of investment
  securities available for sale                          105,834       45,747              0
Purchases of available for sale investment securities   (103,911)     (59,770)       (71,156)
Purchases of investment securities held-to-maturity       (7,597)      (8,428)             0
Proceeds from maturities of investment securities
  held-to-maturity                                         6,423        6,133         68,922
Net (increase) in loans                                  (25,089)     (19,064)       (15,082)
Purchase of premises and equipment                        (1,396)      (2,192)        (2,068)
                                                         -------------------------------------
Net cash used in investing activities                    (25,736)     (37,574)       (17,770)

Financing activities

Net increase in demand deposits, NOW accounts
  and savings accounts                                     3,765        8,733          8,219
Net increase (decrease) in certificates of deposit        28,879       14,391         (5,519)
Increase in federal funds purchased and other
  borrowed funds                                          (8,373)      11,373              0
Cash dividends paid or declared                           (2,974)      (2,097)        (2,901)
Proceeds from issuance of common stock                        43          136            367
                                                         -------------------------------------
Net cash provided by financing activities                 21,340       32,536            166
                                                         -------------------------------------
Increase (Decrease) in cash and cash equivalents           1,475         (199)        (8,589)
Cash and cash equivalents at beginning of year            14,536       14,735         23,324
                                                         -------------------------------------
Cash and cash equivalents at end of year                 $16,011      $14,536        $14,735
                                                         =====================================
See notes to consolidated financial statements.

                                      (27)

                          First United Corporation and Subsidiaries
                         Notes to Consolidated Financial Statements
                          (in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying financial statements of First United Corporation (Corporation) include the accounts of its wholly owned subsidiaries, First United National Bank & Trust (Bank) and Oakfirst Life Insurance Corporation (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

Business

     First United Corporation is a registered bank holding company, incorporated under the laws of Maryland. It is the parent company of First United National Bank & Trust and Oakfirst Life Insurance Corporation. First United National
Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a net work of twenty-two offices and twenty-four automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life
Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by U.S. Life Credit Life
Insurance Corporation on consumer loans made by First United National Bank & Trust.

Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require the Corporation to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments

     The Corporation adopted Statements of Financial Accounting Standard No.115, "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994, which resulted in a change in classification of $71 million of investment securities from held-to-maturity to available-for-sale.

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

     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

     The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

At December 31, 1995, there were no securities held in the investment portfolio which were classified as trading.

Interest on Loans

    Interest on loans is recognized based upon the principal amount outstanding. It is the Corporation's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.

Bank Premises and Equipment

     Bank premises and equipment are carried at cost, less accumulated provision for depreciation. The provision for depreciation for financial reporting generally has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 50 years for buildings and 4 to 20 years for equipment. The provision

                                    (28)
for depreciation for general tax purposes and for the Alternative Minimum Tax generally has been made using the double-declining balance method and the ACRS method based on the estimated useful lives of the assets which range from 18 to 50 years for buildings and 4 to 10 years for equipment.

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

Income Taxes

    The provision for income taxes is based on income and expense amounts reported in the Consolidated Statements of Income adjusted for the effects of the alternative minimum tax. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in the deferred tax asset valuation allowance.

Statement of Cash Flow

     The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $14,721, $11,265 and $11,356 in interest on deposits and other borrowed money for the years ending December 31, 1995, 1994 and 1993, respectively.

Earnings Per Share

     Earnings per share are based on the weighted average number of shares outstanding of 6,503, 6,501 and 6,488 for 1995, 1994 and 1993, respectively.
     For comparative purposes, earnings per share, dividends per share and weighted average shares outstanding for the years ended December 31, 1995, 1994 and 1993 have been restated to reflect the 50% stock dividend paid February 8, 1994, and the 5% stock dividend to be paid on March 29, 1996.

Recently Issued Accounting Guidance

     In March 1995, the FASB issued Statements No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Corporation is required to adopt Statement No. 121 in the fiscal year ending December 31, 1996. The Corporation has completed the analysis of Statement No. 121 and has determined that the effect of implementing this Statement will be immaterial to the Corporation's financial position and results of operations.

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

                                   (29)

     Revenue, net income and dividends per share for the Corporation and for HomeTown Bancorp were as follows:
                                Year ended December 31
                                        1993
                                ----------------------
Revenue:
  First United Corp.                  $31,346
  Myersville                            4,626
                                      -------
Combined                              $35,972
                                      =======
Net  Income:
  First United Corp.                  $ 5,332
  Myersville                              680
                                      --------
Combined                              $ 6,012
                                      ========
Dividends per share:
  First United Corp.                      .53
  Myersville                             1.40
Combined                                  .35

3. Consolidation

     During 1995, First United Corporation received regulatory approval to consolidate its three banking subsidiaries into one bank, First United National Bank & Trust. Effective August 28, 1995, First United National Bank & Trust merged with First United Bank of West Virginia, N.A. Effective November 20, 1995, First United National Bank & Trust merged with Myersville Bank. Both mergers were accounted for as a pooling of interests.

4. Investment Securities
     The following is a comparison of book and market values of available-for-sale securities and held-to-maturity securities:
                                                                 Available-for-Sale Securities
                                                  -----------------------------------------------------
                                                                Gross          Gross          Estimated
                                                             Unrealized      Unrealized          Fair
                                                     Cost       Gains          Losses           Value
                                                  -----------------------------------------------------
December 31, 1995                                                        (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies                         $47,570       $290          $ 61           $47,799
Obligations of states and political subdivisions      3,929         96             2             4,023
Mortgage-backed securities                           21,844        122           131            21,835
U. S. corporate securities and other debt securities      0          0             0                 0
                                                    ---------------------------------------------------
Total debt securities                               $73,343       $508          $194           $73,657
                                                    ===================================================

                                                                  Held-to-Maturity Securities
                                                    ---------------------------------------------------
                                                                Gross          Gross          Estimated
                                                              Unrealized     Unrealized          Fair
                                                    Cost        Gains          Losses           Value
                                                    ----------------------------------------------------
December 31, 1995                                                        (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies                        $   800          $  0        $  0           $   800
Obligations of states and political subdivisions     4,546            67           9             4,604
U. S. corporate securities                          14,209           113           9            14,313
                                                    ----------------------------------------------------
Total debt securities                               19,555           180          18            19,717
Equity securities                                    2,939             0           0             2,939
                                                    ----------------------------------------------------
Totals                                             $22,494          $180        $ 18           $22,656
                                                    ====================================================

                                     (30)

    Equity securities consist of Federal Reserve Bank and Federal Home Loan Bank Stock. These securities have no maturity and therefore are classified in the "Due after 10 years" maturity line.

     During the year ended December 31, 1995, available-for-sale securities with a fair market value at the date of sale of $8.70 million were sold. The gross realized gains on such sales totaled $2, and the gross realized losses totaled $22.

                                                           Available-for-Sale Securities
                                                ------------------------------------------------------
                                                              Gross          Gross          Estimated
                                                           Unrealized       Unrealized         Fair
                                                  Cost         Gains          Losses          Value
                                                ------------------------------------------------------

December 31, 1994                                                    (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies                       $52,497        $ 0          $1,270         $51,227
Obligations of states and political subdivisions    2,731          0              68           2,663
Mortgage-backed securities                         19,711         13             958          18,766
U. S. corporate securities and other debt securities  259          0               2             257
                                                  ------------------------------------------------------
Total debt securities                             $75,198        $13          $2,298         $72,913
                                                  ======================================================

                                                               Held-to-Maturity Securities
                                                    -------------------------------------------------------------
                                                                  Gross          Gross          Estimated
                                                                 Unrealized     Unrealized        Fair
                                                     Cost          Gains          Losses          Value
                                                     ------------------------------------------------------------
December 31, 1994                                                 (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies                          $3,800           $  0          $163          $ 3,637
Obligations of states and political subdivisions      5,294             71           259            5,106
U. S. corporate securities                           11,185              0           255           10,930
                                                     ----------------------------------------------------
Total debt securities                                20,279             71           677           19,673
Equity securities                                     2,427              0             0            2,427
                                                    ------------------------------------------------------
Totals                                              $22,706            $71          $677          $22,100
                                                    ======================================================

  The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1995, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                             Available-for-sale Securities
                                             -----------------------------
                                              Amortized          Market
                                                 Cost             Value
                                             ------------------------------
Due in one year or less                         $24,383          24,452
Due after one year through five years            40,594          40,739
Due after five years through ten years            1,179           1,226
Due after ten years                               7,187           7,240
                                              ------------------------------
                                                $73,343         $73,657
                                              ==============================

                                               Held-to-Maturity Securities
                                              -------------------------------
                                               Amortized          Market
                                                 Cost              Value
                                              -------------------------------
Due in one year or less                         $ 2,763          $ 2,774
Due after one year through five years            14,101           14,234
Due after five years through ten years              645              663
Due after ten years                               4,985            4,985
                                              -------------------------------
                                                $22,494          $22,656
                                              ===============================

  At December 31, 1995, investment securities with a book value of $24,110 were pledged to secure public and trust deposits as required or permitted by law.

5. Reserve for Possible Credit Losses

Transactions in the reserve for possible credit losses are summarized as follows:
                                            1995          1994          1993
                                        --------------------------------------
Balance at January 1                    $2,350          $2,306          $2,798
Provision charged to operating expense       0             164             269
                                        ---------------------------------------
                                         2,350           2,470           3,067
Gross credit losses                       (410)           (320)         (1,092)
Recoveries                                 180             200             331
                                        ---------------------------------------
Net credit losses                          230             120             761
                                        ---------------------------------------
Balance at December 31                  $2,120          $2,350          $2,306
                                        =======================================

     Non-accruing loans were $1,075, $1,027 and $438 at December 31, 1995, 1994 and 1993, respectively. Interest income not recognized as a result of non-accruing loans was $68, $34 and $132 during the years ended December 31, 1995, 1994, and 1993, respectively.

6. Loans and Concentrations of Credit Risk

     The Corporation through its banking subsidiaries is active in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland; and Mineral, Hardy and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The following table presents the Corporation's composition of credit risk by significant concentration.

                                                     December 31, 1995
                                        --------------------------------------
                                                          Loans
                                           Loan        Commitments      Total
                                        --------------------------------------
Commercial, financial and agricultural  $ 56,893          $13,931     $ 70,824
Real estate_construction                  10,696            5,075       15,771
Real estate_mortgage                     242,789           12,823      255,612
Installment                               50,206            3,003       53,209
Letters of credit                              0              856          856
                                        ---------------------------------------
                                        $360,584          $35,688     $396,272
                                        =======================================

                                                     December 31, 1994
                                        ---------------------------------------
                                                         Loans
                                           Loan        Commitments      Total
                                        ---------------------------------------
Commercial, financial and agricultural  $ 47,111          $27,868     $ 74,979
Real estate_construction                  19,838           14,190       34,028
Real estate_mortgage                     220,991           21,482      242,473
Installment                               47,785            7,570       55,355
Letters of credit                              0              886          886
                                        ---------------------------------------
                                        $335,725         $ 71,996     $407,721
                                        =======================================

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


                                       (32)

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

7. Bank Premises and Equipment

     The composition of Bank premises and equipment is as follows:
                                  1995          1994
                                ----------------------
Bank premises                   $ 8,721       $ 9,292
Equipment                        10,329         8,735
                                ----------------------
                                 19,050        18,027
Less accumulated depreciation    (9,445)       (8,673)
                                ----------------------
Total                           $ 9,605       $ 9,354
                                ======================

8. Fair Value of Financial Instruments

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

     The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows:
                                   1995                        1994
                         ----------------------------------------------------
                         Carrying        Fair        Carrying          Fair
                          Amount        Value         Amount          Value
                         ----------------------------------------------------
Cash and due from banks  $ 16,011      16,011         $14,536        $ 14,536
Investment securities      96,151      96,312          95,619          95,013
Loans                     360,584     360,169         335,725         329,143
Deposits                  424,294     423,832         391,650         392,195
Federal funds purchased
 and other borrowed funds  3,000        3,000          11,373          11,373

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


                                    (33)

     Loans Receivable: For variable rate loans that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

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

     Off-balance-sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 1995.

9. Federal Home Loan Bank (FHLB) Advances and Other Borrowings

Borrowings consist of the following:

December 31, 1995
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first Mortgage Loans:
    Due January 3, 1996 @ 6.14%                                      $3,000
                                                                     -------
              Total                                                  $3,000

December 31, 1994
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first Mortgage Loans:
    Due January 4, 1995 @ 6.88%                                      $4,000
    Due January 21, 1995 @ 6.25%                                      2,000
    Due January 22, 1995 @ 6.18%                                      2,000
                                                                     -------
              Total                                                  $8,000
                                                                     =======

     The Corporation through its banking subsidiary, First United National Bank & Trust, has a credit agreement with FHLB of Atlanta in an amount up to $75,000. The line of credit is secured with the first lien on the 1-4 family mortgage portfolio totaling $197.94 million on December 31, 1995.

     The Corporation's banking subsidiary First United National Bank & Trust has established various unsecured lines of credit totaling $6 million at various upstream correspondent banks. As of December 31, 1995, there was no outstanding balance under these lines. The subsidiary also has established $8 million reverse repo lines at various correspondent banks. As of December 31, 1995, there was nothing outstanding on these facilities. The Corporation utilizes the lines to meet daily liquidity and does not rely on lines as a source of long term liquidity.

                                     (34)

10. Income Tax

A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:
                                                          Liability
                                                           Method
                                                ------------------------------
                                                 1995        1994       1993
                                                ------------------------------
Income before income taxes                      $8,453      $9,241     $9,189
Statutory income tax rate                           34%         34%        34%
                                                ------------------------------
Income tax                                       2,874       3,142      3,124
State franchise tax, net of federal tax benefit    233         283        424
Effect of nontaxable interest and loan income     (249)       (283)      (369)
Effect of TEFRA interest limitation                 27          27         32
Other                                              (36)       (155)       (34)
                                                -------------------------------
Income tax expense for the year                 $2,849      $3,014     $3,177
                                                ===============================
Taxes currently payable                          2,862      $2,738      2,901
Deferred taxes (benefit)                           (13)        366        276
                                                -------------------------------
Income tax expense for the year                 $2,849      $3,014     $3,177
                                                ===============================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                                        1995          1994
                                                      -----------------------
Deferred tax assets:
  Reserve for possible credit losses                    $335          $422
  Deferred loan origination fees                         271           287
  Pension expense                                        144            68
  Merger costs                                           122           115
  Unrealized loss on investment securites                  0           777
  Other                                                   25            18
                                                       ----------------------
    Total deferred tax assets                            897         1,687
  Valuation allowance                                   (122)         (153)
                                                       ----------------------
    Total deferred tax assets less valuation allowance   775         1,534
Deferred tax liabilities:
  Market discount                                        (45)            0
  Excess depreciation                                   (535)         (487)
  Employee compensation                                  (28)         (207)
  Unrealized gain on investment securities              (112)            0
  Other                                                  (91)            0
                                                        ---------------------
    Total deferred tax liability                        (811)         (694)
                                                        ---------------------
Net deferred tax assets                                ($ 36)         $840
                                                        =====================

     The Corporation made income tax payments of $2,150, $3,142, and $2,030 for the years ending December 31, 1995, 1994 and 1993, respectively.

11. Employee Benefit Plans

     The Bank sponsors a noncontributory pension plan covering substantially all full-time employees who qualify as to age and length of service.


                                    (35)

    Pension expense charged to operations was $711, $243 and $225 in 1995, 1994, and 1993, respectively. The benefits are based on years of service and the employees compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's funding requirements.
The following table sets forth the plan's consolidated funded status and amounts recognized in the Corporation's financial statements for the years ended December 31:

                                                              1995       1994
                                                           -------------------
Actuarial present value of accumulated benefit obligations:
  Accumulated benefit obligation, including vested
  benefits of $5,228 in 1995 and $4,178 in 1994             $(5,296)  $(4,214)
                                                            -------------------
Projected benefit obligation for service rendered to date    (6,943)   (6,147)
Plan assets at fair value, primarily listed stocks and
  fixed income securities                                     6,683     5,419
                                                            -------------------
Projected benefit obligation in excess of plan assets          (260)     (728)
Unrecognized net loss                                           552     1,268
Unrecognized prior service cost arising from amendment
  effective January 1, 1991                                     (34)      (36)
Unrecognized net asset arising at transition at January 1      (762)     (800)
                                                             ------------------
Accrued pension cost                                         $ (504)   $ (296)
                                                             ==================

                                                       1995      1994     1993
                                                     --------------------------
Net pension cost included the following components:
  Service costs_benefits earned during the year        $270      $261     $249
  Interest cost on projected benefit obligation         475       417      426
Actual return on plan assets                         (1,087)      177     (341)
Net amortization and deferral                           640      (612)    (109)
                                                     --------------------------
Net pension expense included in employee benefits      $298      $243     $225
                                                     ==========================

    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 1995 and 1994, and 8% for 1993. The expected long-term rate of return on plan assets was 7.5% in 1995 and 1994, and 8% in 1993. Salaries were assumed to increase at 4% in 1995 and 1994 and at 5% and 6.25% in 1993 for the Corporation and Myersville, respectively. During 1994, the Corporation lowered the discount rate used to value its projected benefit obligation and the long-term rate of return on plan assets to reflect the current rate environment. These changes in assumptions will not have a material impact on the Corporation's consolidated financial statements for 1996.

12. Federal Reserve Requirements

     The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 1995, the daily average amount of these required reserve was approximately $4,187.

13. Restrictions on Subsidiary Dividends, Loans or Advances

     Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. Under this law the banking subsidiaries could, without regulatory approval, declare dividends in 1995 of approximately $6,760 plus an additional amount equal to the net profits for 1996 up to the date of any such dividend declaration.

    Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1995, the maximum amount available for transfer from the bank to the Corporation in the form of loans was approximately $5,762.


                                    (36)

14. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition        December 31,
                                                1995          1994
                                              ---------------------
Assets
Cash                                          $ 2,068       $   775
Investment securities                           4,024         2,913
Investment in bank subsidiary                  44,003        43,924
Dividend receivable and other assets               65            82
Investment in non-bank subsidiaries             5,255         4,908
                                              ----------------------
Total Assets                                  $55,415       $52,602
Liabilities and Shareholder's Equity
Reserve for taxes,interest and other
   liabilities                                $    46       $    11
Shareholders' equity                           55,369        52,591
                                              ----------------------
Total Liabilities and Shareholder's Equity    $55,415       $52,602
                                              ======================


                                                     Year ended December 31
Condensed Statement of Income                       1995       1994      1993
                                                  -----------------------------
Income:
  Dividend income from subsidiaries               $ 5,000     $4,959    $3,251
  Other income                                        200        147        25
                                                  -----------------------------
Total income                                        5,200      5,106     3,276
Expense:
  Other expenses                                       23         73        18
                                                  -----------------------------
Total expense                                          23         73        18
                                                  -----------------------------
  Income before income taxes and equity
  in undistributed net income of subsidiaries       5,177      5,033     3,258
                                                  -----------------------------
Equity in undistributed net income of subsidiaries:
  Bank                                                 95        939     2,532
  Non-bank                                            332        270       222
  Less income tax                                       0        (15)        0
                                                  -----------------------------
Net income                                         $5,604     $6,227    $6,012
                                                  =============================
Condensed Statement of Cash Flows


                                    (37)

                                                  Year ended December 31
                                                1995        1994        1993
                                              -------------------------------
Operating activities
Net income                                     $5,604      $6,227      $6,012
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Increase in other receivables                   0           0        (660)
    Undistributed equity in subsidiaries:
      Banks                                       (95)       (939)     (2,532)
      Non-bank                                   (332)       (270)       (222)
      Increase in other assets                     17         578         660
      Increase (Decrease) in other liabilities     35        (649)          0
                                              ---------------------------------
Net cash provided by operating activities       5,229       4,947       3,258

Investing activities
(Purchase) Disposal of premises and equipment       0         548        (548)
Purchase of investment securities              (1,006)     (2,959)       (216)
Proceeds from investment maturities                 0         200          35
                                              ---------------------------------
Net cash used in investing activities          (1,006)     (2,211)       (729)

Financing activities
Cash dividends                                 (2,973)     (2,097)     (2,901)
Proceeds from issuance of common stock             43         136         367
                                               --------------------------------
Net cash used by financing activities          (2,930)     (1,961)     (2,534)
                                               --------------------------------
Increase in cash and cash equivalents           1,293         775          (5)
Cash and cash equivalents at beginning of year    775           0           5
                                               --------------------------------
Cash and cash equivalents at end of year       $2,068        $775       $   0
                                               ================================

15. Commitments and Contingent Liabilities

     The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

     Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $10,240 of life, accident and health insurance in force at December 31, 1995. In accordance with state insurance laws, this subsidiary is capitalized at $5,255.

16. Related Party Transactions

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

                                1995            1994            1993
                             -----------------------------------------
Balance, January 1            $7,477          $2,940           $2,924
Loans or advances                144           5,971            1,023
Repayments                      (995)         (1,434)          (1,007)
                             ------------------------------------------
Balance, December 31          $6,626          $7,477           $2,940

                                  (38)

17. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1995 and 1994.

                                               Three months ended
                                 March 31    June 30     Sept 30      Dec 31
                                ----------------------------------------------
1995
Interest income                   $8,847      $9,220       $9,498      $9,709
Interest expense                   3,364       3,589        3,810       3,958
                                ----------------------------------------------
Net interest income               $5,483      $5,631       $5,688      $5,751
Provision for possible credit losses  30         (30)           0           0
Other income                         949         987        1,078       1,276
Restructuring expense                  0         819          266           0
Other expenses                     4,305       4,332        4,048       4,620
                                ----------------------------------------------
Income before income taxes        $2,097      $1,497       $2,452      $2,407
Applicable income taxes              698         467          850         834
                                ----------------------------------------------
Net income                        $1,399      $1,030       $1,602      $1,573
                                ==============================================
Earnings per share                 $0.21       $0.16        $0.25       $0.24
                                ==============================================

                                                Three months ended
                                  March 31    June 30      Sept 30     Dec 31
                                -----------------------------------------------
1994
Interest income                   $7,841      $8,088       $8,302      $8,828
Interest expense                   2,483       2,659        2,859       3,264
                                -----------------------------------------------
Net interest income                5,358       5,429        5,443       5,564
Provision for possible credit losses  80          83            2           0
Other income                         891         988          994         959
Other expenses                     3,867       3,957        4,186       4,210
                                -----------------------------------------------
Income before income taxes         2,302       2,377        2,249       2,313
Applicable income taxes              702         815          725         772
                                -----------------------------------------------
Net income                        $1,600      $1,562       $1,524      $1,541
                                ===============================================
Earnings per share                 $0.25       $0.24        $0.23       $0.24
                                ===============================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

                                    (39)

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 23, 1996, from pages 2 through 6.

Executive Officers of the Registrant are:

NAME                             POSITION                     AGE
Richard G. Stanton          Chairman of the Board             56
                            President and
                            Chief Executive Officer

Robert W. Kurtz             Executive Vice President          49
                            and Treasurer

William B. Grant            Executive Vice President          42
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

Mr. Kurtz has been Treasurer of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

Mr. Grant has been Secretary of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT ARE:

NAME                           POSITION                  AGE
Philip D. Frantz          Senior Vice President           35
                          and Controller

Benjamin W. Ridder        Senior Vice President           54
                          Director of Sales
                          and Training

L. Scott Rush             Senior Vice President           42

Mr. Frantz has been Controller of the Corporation since 1988 and Vice President since 1990. He was appointed Senior Vice President in 1993.

Mr. Ridder and Mr. Rush have both been Senior Vice Presidents of the Corporation since 1987.

Item 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 23, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 23, 1996.

                                     (40)

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from page 6 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 23, 1996, and from Note 15 on page 33 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

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

     (3) Listing of Exhibits.

     (a) 3.1_Articles of Incorporation of the Corporation, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1993.

     3.2_By-laws of the Corporation, incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1993.

     21.1_Subsidiaries of the Corporation, incorporated by reference on pages 1-4 of this Form 10-K.

     (b) The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                    (41)

                      This page intentionally left blank.




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


                                  Signatures


/S/ DAVID J. BEACHY
---------------------------------
(David J. Beachy) Director


/S/ DONALD M. BROWNING
---------------------------------
(Donald M. Browning) Director


/S/ REX W. BURTON
---------------------------------
(Rex W. Burton) Director


/S/ JOHN L. CONWAY
---------------------------------
(John L. Conway) Director


/S/ PAUL COX, JR.
---------------------------------
(Paul Cox, Jr.) Director


/S/ DR. B.L. GRANT
---------------------------------
(Dr. B. L. Grant) Director


/S/ ROBERT W. KURTZ
---------------------------------
(Robert W. Kurtz) Director



/S/ DR. ANDREW E. MANCE
---------------------------------
(Dr. Andrew E. Mance) Director



/S/ DONALD E. MORAN
---------------------------------
(Donald E. Moran) Director



/S/ WILLIAM B. GRANT
---------------------------------
(William B. Grant) Director



/S/ I. ROBERT RUDY
---------------------------------
(I. Robert Rudy) Director



/S/ ROBERT G. STUCK
---------------------------------
(Robert G. Stuck) Director



/S/ JAMES F. SCARPELLI, SR.
---------------------------------
(James F. Scarpelli, Sr.) Director



/S/ KAREN F. SPIKER
--------------------------------
(Karen F. Spiker) Director