Form 10-Q
period 1996-03-31
FIRST UNITED CORP/MD/
filed 1996-05-14
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996

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

Common stock, $.01 Par value--6,506,295 shares outstanding as of March 31, 1996 Preferred stock, No par value--No shares outstanding as of March 31, 1996.






                              INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1996
(Unaudited), December 31, 1995, and March 31, 1995
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1996 and 1995.

     Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1996 and 1995.

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

SIGNATURES






FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    Mar. 31,  Dec. 31, Mar. 31,
Assets                                1996      1995     1995
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $15,978  $16,011  $15,494
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities       15,493   11,375   18,289
        Obl. of other U S Gov. Agen.   37,343   36,424   30,360
        Obl. of St. and Loc. Govt       5,508    4,023    3,566
        Other investments              23,583   21,835   19,684
                                      --------------------------

            Total available-for-sale   81,927   73,657   71,899

            Held-to-maturity:

        Obl. of other U S Govt Agen     1,528      800    3,800
        Obl. of St. and Loc. Govt       4,748    4,546    5,239
        Other investments              15,884   17,148   11,558
                                      ---------------------------
            Total held-to-maturity     22,160   22,494   20,597
                                      ---------------------------
        Total investment securities   104,087   96,151   92,496

    Federal funds sold                      0        0      500

    Loans                             356,417  360,584  344,590
    Reserve for poss. credit losses    (2,164)  (2,120)  (2,370)
                                      ---------------------------
               Net loans              354,253  358,464  342,220

    Bank premises and equipment         9,392    9,605    9,510

    Acc. int. Rec. and other assets     6,136    6,938    6,772
                                     ----------------------------
          Total Assets               $489,846 $487,169 $466,992
                                     ============================

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    Mar. 31, Dec. 31, Mar. 31,
                                      1996     1995     1995
                                   (Unaudited)  (*)  (Unaudited)
Liabiliities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 46,830 $ 49,541 $ 44,155
        Interest bearing deposits     380,462  374,753  362,352
                                     ---------------------------
           Total deposits             427,292  424,294  406,507
    Reserve for taxes, int., &
        Other liabilities               6,459    4,371    3,857
    Fed funds purchased & other
        borrowed money                      0    3,000    4,000
    Dividends payable                     846        0      743
                                     ----------------------------
          Total  Liabitities          434,597  431,665  415,107

Shareholder's Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 12,000 shares; issued and
    outstanding 6,506 shares at March 31,
    1996, 6,194 outstanding at December
    31, 1995, and 6,192 outstanding at
    March 31, 1995                         65       62       62

    Surplus                            27,314   23,184   23,141

    Retained earnings                  27,908   32,065   29,347

    Unrealized (loss)gain on
    available-for-sale securities
        net of taxes                      (38)      193    (665)
                                      ---------------------------
          Total Shareholder's Equity   55,249   55,504    51,885
                                     ---------------------------
          Total Liabilities and
          Shareholder's Equity       $489,846 $487,169  $466,992
                                     ============================


* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                              Three  Months
                                              Ended March 31,
                                              1996        1995
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $  8,093     $ 7,471
Interest on investment securities:
        Taxable                              1,310       1,236
        Exempt from federal income tax         119         108
                                            --------------------
                                             1,429       1,344
Interest on federal funds sold                  63          32
                                            --------------------
                Total interest income        9,585       8,847
Interest expense
  Interest on deposits:
        Savings                                462         527
        Interest-bearing transaction acct.     694         583
        Time, $100,000 or more                 469         384
        Other time                           2,322       1,801
        Interest on fed funds purchased
             & other borrowed money             25          69
                                            --------------------
                Total interest expense       3,972       3,364
                                            --------------------
                Net interest income          5,613       5,483
Provision for possible credit losses            99          30
                                            --------------------
Net interest income after provision
     for possible credit losses              5,514       5,453

Other operating income
        Trust department income               $300        $234
        Service charges on deposit accts.      395         349
        Insurance premium income                76          62
        Other income                           309         304
                                             --------------------
        Total other operating income         1,080         949




Other operating expenses
        Salaries and employees benefits      2,218       2,329
        Occupancy expense of premises          277         177
        Equipment expense                      336         293
        Data processing expense                139         161
        Deposit assess. and related fees        19         263
        Other expense                        1,187       1,082
                                            ---------------------
           Total other operating expenses    4,176       4,305
                                            ---------------------
        Income before income taxes           2,418       2,097
                Applicable income taxes       (819)       (698)
                                            ---------------------
                      Net income             $1,599      $1,399
                                            =====================
                 Earnings per share          $0.25       $0.21
                                            =====================


Per share data has been restated to reflect the 5% stock dividend paid on March 29, 1996.

See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)                                Three Months
                                             Ended March 31,
                                               1996    1995
                                          --------------------
                                               (Unaudited)
Operating activities
Net Income                                 $ 1,599    $ 1,399
Adjustments to reconcile net income to net
cash provided by operating activities:
     Provision for possible credit losses       99         30
     Provision for depreciation                318        262
     Net accretion & amortization of investment
          security discounts & premiums        118        128
      Decrease(increase)decrease in acc. interest
          & other receivables.                 802       (616)
      Increase(decrease)in accrued interest
          & other payables                   2,934       (286)
                                          --------------------
Net cash provided by operating activities    5,870        917
                                          --------------------

Investing activities
Proceeds from maturities of available-for-
     sale securities                        17,255     30,453
Purchases of available-for-sale securities (23,382) (25,715) Proceeds form maturities of held-to-maturity
     securities                                462      1,713
Purchases of held-to-maturity securities    (2,620)    (2,614)
Net decrease (increase)in loans              4,112     (8,875)
Purchases of premises & equipment             (105)      (418)
                                           -------------------
Net cash used in investing activities       (4,278)    (5,456)
                                           -------------------
Financing activities
(Decrease)in Fed Fund Purchased
     and Other Borrowed Money             $ (3,000)    (7,373)
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts      (2,693)     6,880
Net increase in certificates of deposits     5,691      7,977
Cash dividends paid or declared             (1,651)    (1,487)
Proceeds from issuance of capital stock         28          0
                                           -------------------




Net cash (used) provided by               --------------------
     financing activities                   (1,625)      5,997
                                          --------------------
Cash and cash equivalents at beg. of qtr.   16,011      14,536
(Decrease) increase in cash & cash equiv.      (33)      1,458

                                          --------------------
Cash & cash equivalents at end of period  $ 15,978    $ 15,994
                                          ====================



See Notes to unaudited consolidated financial statements.



































FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 1996

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     On January 17, 1996, the Board of Directors declared a 5% stock dividend to shareholders of record on March 15, 1996, payable March 29, 1996. Earnings and dividends per share for prior periods have been restated to reflect the stock dividend.

     Earnings per share are based on the weighted average number of shares outstanding of 6,505 and 6,502 for the three months ended March 31, 1996 and 1995, as restated for the 5% stock dividend discussed above.


Note B -- Recently Issued Accounting Guidance

     In March 1995, the FASB issued Statements No. 121
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Corporation was required to adopt Statement No. 121 on January 1, 1996. The Corporation has completed the analysis of Statement No. 121 and has determined that the effect of implementing this Statement was immaterial to the Corporation's financial position and results of operations.








Part   I. Financial Information
Item II.  Management's Discussion and Analysis

     Consolidated net earnings for the quarter totaled $1.599 million, which is $.2 million more than was recorded for the first quarter of 1995. This translates into $.25 per share for the current period. For the same quarter of 1995, each share earned $.21. Return on average equity (ROAE) increased from
10.47 percent, at December 31, 1995, to 11.63 percent as of March 31, 1996. The increase in income was the result of our efforts to improve efficiencies through consolidation of duplicate functions and the results of our 1995 restructuring process, which was designed to position First United for continued profitable growth.

     The efficiency ratio is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue, excluding nonrecurring items and securities gains and losses. The Corporation's efficiency ratio was -60.98 percent for the period ended March 31, 1996. This represents a decrease from year end 1995 when the ratio was -67.33. The improvement in our efficiency ratio was the result of an increase in other operating income and a decrease in other operating expenses. Income from fiduciary services increased by $70,000 to $300,000 in the first quarter of 1996 compared to the first quarter of 1995. The reduction in salaries and employee benefits expense from $2.329 million in March, 1995 to $2.218 million in March, 1996 was the result of the benefits gained from an early retirement program offered to eleven employees during 1995. Noninterest income and noninterest expense in 1996 were $1.08 million and $4.176 million compared to $0.949 million and $4.305 million in 1995.

     Interest expense increased $.608 million from the same quarter last year. As interest rates continue to rise, it is of utmost importance that we take advantage of increasing our deposit base which is a less expensive source of funding to support loan growth versus other sources. The Corporation conducted a very successful deposit campaign during the first quarter of 1995 which raised $16 million dollars. In the first quarter of 1996, the Corporation strived to retain these deposits through a deposit campaign and pricing strategy. Since year end 1995, total deposits have increased $2.998 million to $427.292 million.

     Net interest income for the first three months of 1996 increased 2.37 percent from the same period in 1995, to $5.613 million. Although interest expense has increased, the Asset/Liability Management Committee has made a concerted effort to obtain an optimal return on average assets (ROAA), as a result

ROAA was 1.32 percent at March 31, 1996 compared to 1.22 percent March 31, 1995. The result was a Corporate net interest margin of 5.05 percent in comparison to the interest margin of 5.19 percent at the end of year 1995. The 5.05 percent net interest margin is within the expectations of the Corporation, as deposit costs increase and market conditions continue to cause us to revaluate our margin on loans.

     The provision for possible credit losses was $0.099 million for the first three months of 1996 compared to $0.03 million for the same period in 1995. Net charge-offs for the first quarter were $0.055 million, which equates to 0.02 percent of our net loan total of $354.253 million. First United Corporation continues to place strong emphasis on maintaining a top quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

     Another strong quality of First United is its capital position. Shareholders' equity increased to $55.249 million, a
6.48 percent increase from the first quarter of 1995, which was $51.885 million. Risk based capital, which is an expression of your Corporation's stability and security was 17.91 percent, which far surpasses the regulatory minimum of 8.00 percent.

     On January 17, 1996, the Board of Directors declared a five percent stock dividend payable on March 29, 1996, to shareholders on record at March 15, 1996. The Corporation paid a cash dividend of .13 on February 1, 1996, and on March 27, 1996, declared another dividend of equal amount, to be paid May 1, 1996, to shareholders on record at April 17, 1996.

Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

                 First United Corporation's annual meeting of
            shareholders was held on April 23, 1996. Items ratified by the 1996 proxy vote included the election of directors and the appointment of Ernst & Young LLP as the independent auditors of First United Corporation. Results of 1996 proxy vote were:

                               For         Against       Abstain
                              -----------------------------------
            Directors         4,250,204     33,710
            Ernst & Young     4,762,457     11,816       102,546

Item   5.   Other Information.

                  None.

Item   6.   Exhibits and Reports on Form 8-K.

               The Company did not file any reports on Form
               8-K for the period ending March 31, 1996.

                         SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      05/14/96          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                         William B. Gramt, Executive Vice
                         President and Secretary



Date      05/14/96          /s/    ROBERT W. KURTZ
         ----------      ----------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      05/14/96
         ----------      ----------------------------------------
                          William B. Gramt, Executive Vice
                          President and Secretary



Date      05/14/96
         ----------      ---------------------------------------
                         Robert W. Kurtz, Executive Vice
                         President and Treasurer