Form 10-Q/A
period 1996-03-31
FIRST UNITED CORP/MD/
filed 1996-05-14
CIK 763907

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






                              -01-

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    Mar. 31, Dec. 31, Mar. 31,
                                      1996     1995     1995
                                   (Unaudited)  (*)  (Unaudited)
Liabiliities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 46,830 $ 49,541 $ 44,155
        Interest bearing deposits     380,462  374,753  362,352
                                     ---------------------------
           Total deposits             427,292  424,294  406,507
    Reserve for taxes, int., &
        Other liabilities               5,159    4,371    3,857
    Fed funds purchased & other
        borrowed money                  1,300    3,000    4,000
    Dividends payable                     846        0      743
                                     ----------------------------
          Total  Liabitities          434,597  431,665  415,107

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