Form 10-Q
period 1996-06-30
FIRST UNITED CORP/MD/
filed 1996-08-02
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1996

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

Common stock, $.01 Par value--6,506,281 shares outstanding as of June 30, 1996 Preferred stock, No par value--No shares outstanding as of June 30, 1996.






                              INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1996
(Unaudited), December 31, 1995, and June 30, 1995
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1996 and 1995 and three months ended June 30, 1996 and 1995.

     Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1996 and 1995.

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

SIGNATURES









FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    June 30,  Dec. 31, June 30,
Assets                                1996      1995     1995
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $15,767  $16,011  $18,367
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities       17,651   11,375   10,030
        Obl. of other U S Gov. Agen.   35,057   36,424   28,393
        Obl. of St. and Loc. Govt       5,824    4,023    3,839
        Other investments              22,436   21,835   22,566
                                      --------------------------

            Total available-for-sale   80,968   73,657   64,828

            Held-to-maturity:

        Obl. of other U S Govt Agen     1,497      800    3,800
        Obl. of St. and Loc. Govt       5,458    4,546    5,157
        Other investments              14,186   17,148   10,805
                                      ---------------------------
            Total held-to-maturity     21,141   22,494   19,762
                                      ---------------------------
        Total investment securities   101,109   96,151   84,590

    Federal funds sold                  2,020        0    1,700

    Loans                             359,420  360,584  349,777
    Reserve for poss. credit losses    (2,172)  (2,120)  (2,203)
                                      ---------------------------
               Net loans              357,248  358,464  347,574

    Bank premises and equipment         9,195    9,605    9,787

    Acc. int. Rec. and other assets     6,056    6,938    5,230
                                     ----------------------------
          Total Assets               $492,395 $487,169 $467,248
                                     ============================

* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction       -03-

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    June 30, Dec. 31, June 30,
                                      1996     1995     1995
                                   (Unaudited)  (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 48,058 $ 49,541 $ 46,981
        Interest bearing deposits     383,396  374,753  362,697
                                     ---------------------------
           Total deposits             431,454  424,294  409,678
    Reserve for taxes, int., &
        Other liabilities               4,003    4,371    3,696
    Fed funds purchased & other
        borrowed money                    585    3,000      300
    Dividends payable                       0        0        0
                                     ----------------------------
          Total  Liabilities          436,042  431,665  413,674

Shareholder's Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 12,000 shares; issued and
    outstanding 6,506 shares at June 30,
    1996, 6,194 outstanding at December
    31, 1995, and 6,192 outstanding at
    June 30, 1995                         65       62       62

    Surplus                            27,314   23,184   23,141

    Retained earnings                  29,527   32,065   30,377

    Unrealized (loss)gain on
    available-for-sale securities
        net of taxes                    (553)      193      (6)
                                      ---------------------------
          Total Shareholder's Equity   56,353   55,504    53,574
                                     ---------------------------
          Total Liabilities and
          Shareholder's Equity       $492,395 $487,169  $467,248
                                     ============================



* The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction












































                                   -05-

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                               Six  Months
                                              Ended June 30,
                                              1996        1995
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 16,149    $ 15,355
Interest on investment securities:
        Taxable                              2,756       2,397
        Exempt from federal income tax         252         229
                                            --------------------
                                             3,008       2,626
Interest on federal funds sold                  80          86
                                            --------------------
                Total interest income       19,237      18,067
Interest expense
  Interest on deposits:
        Savings                                917       1,047
        Interest-bearing transaction acct.   1,355       1,218
        Time, $100,000 or more                 901         760
        Other time                           4,670       3,834
        Interest on fed funds purchased
             & other borrowed money             57          94
                                            --------------------
                Total interest expense       7,900       6,953
                                            --------------------
                Net interest income         11,337      11,114
Provision for possible credit losses           198           0
                                            --------------------
Net interest income after provision
     for possible credit losses             11,139      11,114

Other operating income
        Trust department income                600         469
        Service charges on deposit accts.      838         752
        Insurance premium income               143         125
        Other income                           698         590
                                             --------------------
        Total other operating income         2,279       1,936




                                               Six  Months
                                              Ended June 30,
                                              1996        1995
                                            -------------------
                                                (Unaudited)
Other operating expenses
        Salaries and employees benefits      4,456       4,510
        Occupancy expense of premises          637         465
        Equipment expense                      688         597
        Data processing expense                269         293
        Deposit assess. and related fees        47         524
        Other expense                        2,464       3,067
                                            ---------------------
           Total other operating expenses    8,561       9,456
                                            ---------------------
        Income before income taxes           4,857       3,594
                Applicable income taxes     (1,640)     (1,165)
                                            ---------------------
                      Net income             $3,217      $2,429
                                            =====================
                 Earnings per share          $0.49       $0.37
                                            =====================


Per share data has been restated to reflect the 5% stock dividend paid on March 29, 1996.

See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                              Three  Months
                                              Ended June 30,
                                              1996        1995
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                 $ 8,056     $ 7,884
Interest on investment securities:
        Taxable                              1,446       1,161
        Exempt from federal income tax         133         121
                                            --------------------
                                             1,579       1,282
Interest on federal funds sold                  17          54
                                            --------------------
                Total interest income        9,652       9,220
Interest expense
  Interest on deposits:
        Savings                                455         520
        Interest-bearing transaction acct.     661         635
        Time, $100,000 or more                 432         376
        Other time                           2,348       2,033
        Interest on fed funds purchased
             & other borrowed money             32          25
                                            --------------------
                Total interest expense       3,928       3,589
                                            --------------------
                Net interest income          5,724       5,631
Provision for possible credit losses            99         (30)
                                            --------------------
Net interest income after provision
     for possible credit losses              5,625       5,661

Other operating income
        Trust department income                300         235
        Service charges on deposit accts.      443         403
        Insurance premium income                67          63
        Other income                           389         286
                                             --------------------
        Total other operating income         1,199         987




                                              Three  Months
                                              Ended June 30,
                                              1996        1995
                                            -------------------
                                                (Unaudited)
Other operating expenses
        Salaries and employees benefits      2,238       2,181
        Occupancy expense of premises          360         288
        Equipment expense                      352         304
        Data processing expense                130         132
        Deposit assess. and related fees        28         261
        Other expense                        1,277       1,985
                                            ---------------------
           Total other operating expenses    4,385       5,151
                                            ---------------------
        Income before income taxes           2,439       1,497
                Applicable income taxes       (821)       (467)
                                            ---------------------
                      Net income             $1,618      $1,030
                                            =====================
                 Earnings per share          $0.25       $0.16
                                            =====================


Per share data has been restated to reflect the 5% stock dividend paid on March 29, 1996.

See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Six Months
                                                Ended June 30,
                                                 1996    1995
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 3,217    $ 2,429
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           198          0
  Provision for depreciation                     642        540
  Net accretion & amortization of investment
       security discounts & premiums             221        262
  Realized (loss)/gain on sale
       of investment securities                   12        (19)
  Decrease(increase)decrease in acc. interest
       & other receivables.                      882        926
  Increase(decrease)in accrued interest
       & other payables                         (368)    (1,190)
                                            --------------------
Net cash provided by operating activities      4,804      2,948

Investing activities
Proceeds from maturities of available-for-
     sale securities                          26,874     57,218
Purchases of available-for-sale securities (32,019) (44,669) Proceeds form maturities of held-to-maturity
     securities                                2,588      3,810
Purchases of held-to-maturity securities      (4,380)    (4,072)
Net decrease (increase)in loans                1,018    (14,199)
Purchases of premises & equipment               (232)      (973)
                                             -------------------
Net cash used in investing activities         (6,151)    (2,885)

                                                 Six Months
                                                Ended June 30,
                                                 1996    1995
                                             --------------------
                                                 (Unaudited)
Financing activities
(Decrease)in Fed Fund Purchased
     and Other Borrowed Money                $ (2,415)         0
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts          1,101      9,654
Net increase in certificates of deposits        6,059      4,515
Cash dividends paid or declared                (1,651)      (619)
Proceeds from issuance of capital stock            29        130
 Net cash (used) provided by                  -------------------
     financing activities                       3,123     13,680

Cash and cash equivalents at beg. of year      16,011     14,735
(Decrease) increase in cash & cash equiv.       1,776      1,353

                                             --------------------
Cash & cash equivalents at end of period     $ 17,787   $ 16,088
                                             ====================



See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 1996

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

  On January 17, 1996, the Board of Directors declared a 5% stock dividend to shareholders of record on March 15, 1996, payable March 29, 1996. Earnings and dividends per share for prior periods have been restated to reflect the stock dividend.

  Earnings per share are based on the weighted average number of shares outstanding of 6,506 and 6,505 for the six months ended
June 30, 1996 and 1995, as restated for the 5% stock dividend discussed above.


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

Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations

   Consolidated net income for the quarter totaled $1.618 million, which is $.59 million more than was recorded for the second quarter of 1995. This translates into $.25 per share for the current period. For the same quarter of 1995, each share earned $.16. Return on average equity (ROAE) increased from
10.47 percent, at December 31, 1995, to 11.61 percent as of June 30, 1996. The increase in income was the result of the corporation efforts to improve efficiencies through consolidation of duplicate functions and the results of the corporation's 1995 restructuring process, which was designed to position First United for continued profitable growth.

   Consolidated net income for the six month period ended June 30, 1996 totaled $3.217 million, which is $.79 million more than was recorded for the same period of 1995. This translates into $.49 per share for the year. For the same period of 1995, each share earned $.37

   The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was -61.68 percent for the period ended June 30, 1996. This represents an improvement from year end 1995 when the ratio was -67.33. The improvement in our efficiency ratio was the result of an increase in other operating income and a decrease in other operating expenses. Income from fiduciary services increased by $131,000 to $600,000 in the second quarter of 1996 compared to the second quarter of 1995. The reduction in salaries and employee benefits expense from $4.510 million in June, 1995 to $4.456 million in June, 1996 was the result of the benefits gained from an early retirement program offered to eleven employees during 1995. Also as a result of the Corporation's well capitalized position we were not assessed a FDIC fee. This will result in annual savings of approximately $.800 million before taxes. Other Operating income and Other Operating expense in 1996 were $2.28 million and $8.56 million compared to $1.94 million and $9.46 million in 1995.

  The corporation's interest expense as of June 30, 1996 was $.947 higher than was recorded for the same period in 1995. Interest expense increased $.339 million from the same quarter last year. As interest rates continue to rise, it is of utmost importance that we take advantage of increasing our deposit base, which is a less expensive source of funding to support loan growth versus other sources. The Corporation conducted a very successful deposit campaign during the first quarter of 1995 which increased deposits $16 million dollars. Through several different deposit campaigns the Corporation has been able to keep the majority of these deposits. Since December 31,1995, total deposits have increased $7.160 million to $431.454 million.

  Net interest income for the first six months of 1996 increased
0.22 percent from the same period in 1995, to $11.139 million. Although interest expense has increased, the Corporation's Asset/Liability Management Committee has made a concerted effort to obtain an optimal return on average assets (ROAA), as a result ROAA was 1.32 percent at June 30, 1996 compared to 1.05 percent at June 30, 1995. This improvement is due to the significant improvement in net income. The result was a Corporate net interest margin of 5.05 percent in comparison to the net interest margin of 5.19 percent at the end of year 1995. The 5.05 percent net interest margin, while not as favorable as the comparable period in 1995, is within the expectations of the Corporation, as deposit costs increase and market conditions continue to cause us to revaluate our margin on loans.

  The provision for possible credit losses was $0.198 million for the first six months of 1996 compared to no charge for the same period in 1995. Net charge-offs for the first six months were $0.147 million, which equates to 0.04 percent of our net loan total of $357.248 million. First United Corporation continues to place strong emphasis on maintaining a top quality
loan     portfolio, achieved through stringent underwriting
standards and a consistent loan review process.

  Shareholders' equity increased to $56.353 million, a 5.19 percent increase from the second quarter of 1995, which was $53.574 million. Risk based capital, which is an expression of the Corporation's stability and security was 16.57 percent, which is excess of the regulatory minimum of 8.00 percent.

  On January 17, 1996, the Board of Directors declared a five percent stock dividend payable on March 29, 1996, to shareholders on record at March 15, 1996. The Corporation paid cash dividends of $.13 on February 1, 1996 and May 1, 1996. On July 3, 1996, the Corporation declared another dividend of equal amount, to be paid August 1, 1996, to shareholders on record at July 18, 1996.

   On July 31, 1996, the Board of Directors ratified to implement a stock buy back program. The Corporation has authority to repurchase up to 5% of the outstanding shares of First United
Corporation at a price management deems appropriate.

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

               The Company did not file any reports on Form
               8-K for the period ending June 30, 1996.

                          SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      07/25/96          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      07/25/96          /s/   Philip D. Frantz
         ----------      ----------------------------------------
                          Philip D. Frantz, Sr. Vice President
                          and Treasurer

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      07/25/96
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      07/25/96
         ----------      ---------------------------------------
                          Philip D. Frantz, Sr. Vice President
                          and Treasurer