Form 10-K
period 1996-12-31
FIRST UNITED CORP/MD/
filed 1997-03-27
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION         	FORM 10-K
WASHINGTON, DC 20549

(Mark One)
X	    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)
      For the fiscal year ended December 31, 1996

      OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:
Common Stock $.01 Par Value-$104,236,259

     The number of shares outstanding of the registrant's classes of common stock as of February 28, 1997:
6,414,539 Shares

Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 29, 1997, are incorporated by reference into Part III.

                                    (1)

                          First United Corporation
                             Table of Contents

PART I
Item 1.	  Business                                                      	3
Item 2.	  Properties	                                                    5
Item 3.	  Legal Proceedings	                                             5
Item 4.	  Submission of Matters to a Vote of Security Holders	           5

PART II
Item 5.	  Market for the Registrant's Common Stock and Related
          Shareholder Matters	                                           6
Item 6.	  Selected Financial Data                                       	7
Item 7.	  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7-20
Item 8.	  Financial Statements and Supplementary Data	               21-39
Item 9.	  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure	                          39

PART III
Item 10.	 Directors and Executive Officers of the Registrant	           40
Item 11.	 Executive Compensation	                                       41
Item 12.	 Security Ownership of Certain Beneficial Owners and
          Management                                                    41
Item 13.	 Certain Relationships and Related Transactions	               41

PART IV
Item 14.	 Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                   41
          Signatures                                                   	43

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

    First United National Bank & Trust operates twenty-two banking offices, five facilities in Garrett County, Maryland, six in Allegany County, Maryland, four in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia, one in Berkeley County, West Virginia and one in Hardy County, West Virginia. First United also operates a total of twenty-six Automated Teller Machines (ATM's), six of which are located in Garrett County, Maryland, nine in Allegany County, Maryland, four in Washington County, Maryland, three in Frederick County, Maryland, and one each in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia. First United National Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United National Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United National Bank & Trust provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United National Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 1996, First United National Bank & Trust had total deposits of $452.54 million and total loans of $382.78 million. The total market value of assets under the supervision of the Trust Department was approximately $158.88 million.

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

     During 1995, the Bank Insurance Fund (BIF) reached the funding levels required by FDICIA. As a result of the well capitalized position of First United National Bank & Trust, the Bank incurred a reduction in its FDIC premium from twenty-three cents per 100 dollars of deposits to seven cents per 100 dollars of deposits or a savings of approximately $.46 million. As a result of its continued well capitalized position, the Bank paid no FDIC premium in 1996.

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

     First United National Bank & Trust is a Federally insured national banking association. Its operation is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Comptroller of the Currency, the Federal Reserve Board, and the FDIC. The Corporation is examined periodically by the Federal Reserve Board, the national banking subsidiary is regularly examined by the Office of the Comptroller of the Currency and Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance.

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

     In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to

                                (4)
possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees

     At December 31, 1996, the Corporation and its subsidiaries employed approximately 389 individuals, of whom 59 were officers, 190 were full-time employees, and 140 part-time employees.

Executive Officers of the Corporation

     Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held April 29, 1997, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant."

Item 2. PROPERTIES

     The main office of the Corporation and First United National Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by First United National Bank & Trust. First United National Bank & Trust operates a network of twenty-two banking offices throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire, Berkeley and Hardy Counties, West Virginia. All of the banking offices of First United National Bank & Trust are owned by the Corporation except for seven of these offices, which are leased.

    The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1996, 1995 and 1994 was $.23, $.22 and $.17 million, respectively.

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

     The common stock of First United Corporation is traded on the Nasdaq National Market System. This listing became effective on September 2, 1992. There are 12,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1996, was 6,442,041. As of December 31, 1996, the Corporation had approximately 2,556 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 1996. The following tables reflect the high bid and high ask prices, and the cash dividends paid on common stock for the periods indicated.

     The market value information has not been restated because no significant changes in the stock price occurred due to the 5% stock dividend.

1996	                                                High Ask     	High Bid
1st Quarter		                                         $18.00       	$15.50
2nd Quarter		                                          15.50        	14.37
3rd Quarter		                                          15.62	        14.75
4th Quarter                                           	16.25        	15.00

1995                                                	High Ask      High Bid
1st Quarter		                                         $23.50	       $20.50
2nd Quarter		                                          20.50	        17.50
3rd Quarter                                          		18.50	        16.50
4th Quarter                                          		18.50	        17.00

Cash Dividends
Cash dividends were paid by the Corporation on the dates indicated as follows:

	                                                       1996	         1995
February		                                              $.12	         $.11
May		                                                    .13	          .11
August		                                                 .13	          .12
November		                                               .13          	.12

   Quotes for the Stock can be found on the Nasdaq/NMS under the symbol "FUNC." Market Makers for the Stock are:

Ferris Baker Watts      Legg Mason Wood Walker	      Wheat First Securities
12 North Liberty St.	   125 West Street, Suite 201	  33 West Franklin Street
Cumberland, MD 21502	   Annapolis, MD 21401	         Hagerstown, MD 21740
(301) 724-7161	         (800) 638-9165	              (800) 388-1248
(800) 776-0629
	                                                    29 North Liberty Street
Parker/Hunter		                                      Cumberland, MD 21502
14th and Chaplin St.		                               (301) 724-2660
700 Riley Building
Wheeling, WV 26003                                  	107 South Second Street
(800) 523-2153		                                     Oakland, MD 21550
                                                   		(301) 334-5806

     The Board of Directors declared a 5% stock dividend on January 17, 1996, to shareholders of record at March 15, 1996, payable March 29, 1996. The dividend resulted in the issuance of 309,817 shares of common stock.

     The Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 1996, 64,240 shares have been repurchased and retired under the plan authorized by the Board of Directors.

                                (6)

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                    	      1996	       1995	      1994	      1993     	 1992
                                         ------------------------------------------------------
Balance Sheet Data
  Total Assets		                          $523,621  	$487,169  	$459,040  	$423,380  	$417,083
  Total Deposits		                         452,539	   424,294	   391,650	   368,527	   365,827
  Total Net Loans		                        380,594	   358,464   	333,375	   314,476	   299,663
  Total Shareholders' Equity		              56,815	    55,504	    51,131	    48,372	    44,894

Operating Data
  Interest Income		                       $ 39,273   $ 37,274 	 $ 33,059	  $ 32,484 	 $ 34,981
  Interest Expense		                        16,376	    14,721    	11,265	    11,356	    14,834
                                          -----------------------------------------------------
  Net Interest Income		                     22,897	    22,553	    21,794   	 21,128	    20,147
  Other Operating Income		                   4,869	     4,290	     3,832	     3,488  	   2,750
  Provision for Possible Credit Losses		       749    	     0      	 165 	      269 	      719
  Other Operating Expense		                 17,394    	18,390    	16,220   	 15,158	    13,058
                                          ------------------------------------------------------
    Income Before Tax		                      9,623	     8,453	     9,241	     9,189 	    9,120
  Income Tax		                               3,144	     2,849	     3,014	     3,177	     2,918
                                          ------------------------------------------------------
  Net Income		                            $  6,479	  $  5,604  	$  6,227   $  6,012   $  6,202
                                          ======================================================

Per Share Data
  Net Income		                               $1.00     	$0.86     	$0.96 	    $0.93   	  $0.96
  Regular Dividends Paid		                    0.51      	0.46	      0.43	      0.35	      0.33
  Special Dividend						                                                                  0.06
  Book Value		                               $8.82     	$8.54     	$7.87   	  $7.46	     $6.94

     Per Share data has been restated to reflect the 100% stock dividend paid on June 15, 1993, the 50% stock dividend paid on February 8, 1994, and the 5% stock dividend paid on March 29, 1996.

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

     On January 17, 1996, the Board of Directors declared a 5% stock dividend to shareholders on record at March 15, 1996, paid March 29, 1996. The dividend resulted in the issuance of 309,817 shares. Earnings and dividends per share have been restated to reflect the stock dividend.

     As part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under this program were completed in brokered transactions or directly from the Corporation's market makers. The repurchased stock was retired as required by Maryland law. As of December 31, 1996, 64,240 shares were repurchased.







                                  (7)

                             EARNINGS ANALYSIS

OVERVIEW

     The Corporation's net earnings for 1996 increased to $6.48 million, or 15.71% over the $5.60 million reported for 1995. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $6.23 million achieved in 1994. Return on average assets was 1.29%, 1.18% and 1.40% in 1996, 1995 and 1994, respectively.

     In 1996, the Corporation was able to realize savings from the one time restructuring charge of $1.08 million which occurred in 1995. The restructuring charge included the costs associated with the consolidation of First United Bank of West Virginia, N.A. and Myersville Bank into First United National Bank & Trust and the expenses associated with a voluntary retirement plan offered and accepted by eleven employees who met the Plan's requirement. The expense associated with the voluntary retirement plan was $0.81 million of the $1.08 million.

     The return on average shareholders equity for 1996 increased to 11.28% from the 10.47% reported in 1995. The return on average equity was 12.32% in 1994. The earnings per share increased to $1.00 in 1996 from $0.86 in 1995, compared with $0.96 in 1994.

Net Interest Income

     The primary source of earnings continued to be net interest income-the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds. This segment of earnings is affected by changes in interest rates, account balances and the mix of earning assets and interest bearing funding sources.

     Total interest income for 1996 increased 5.36% over 1995, from $37.27 million to $39.27 million, primarily due to growth in earning assets. Total interest expense at $16.38 million represented an increase of 11.24% from $14.72 in 1995. This increase was the result of growth in our depository accounts as well as the effect of higher rates being paid. The net effect of these changes was a 1.53% improvement in net interest income to $22.90 million in 1996 from $22.55 million in 1995. This compares to $21.79 million in 1994. The improvement in 1995 represents an increase of 3.48% over 1994's net interest income. Table 3 analyzes the changes in net interest income attributable to volume and rate components.

     For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate.

     The taxable equivalent net interest margin decreased to 4.97% in 1996 from 5.19% in 1995, compared with 5.34% in 1994. Table 2 compares the components of the net interest margin and the changes occurring between 1996, 1995 and 1994.

Allowance for Loan Losses

     The allowance for loan losses is based on management's continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

     During 1996, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. As a result of these efforts, the provision for credit losses in 1996 was $0.75 million or 0.20% of gross loans. There was no provision for credit losses required in 1995 and the provision was $.17 million in 1994. Charge-offs for the years ended December 31, 1996, 1995, and 1994 totaled $.85, $.41, and $.32 million, respectively.

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

                                (8)

Other Operating Income

     Non-interest income for 1996, at $4.87 million, increased 13.50% over the $4.29 million earned in 1995. In 1996, the Corporation experienced an increase in income from insurance premiums, Trust and Fiduciary activities, service charges on depository accounts and real estate appraisal services. The Corporation and its Subsidiaries continue to seek ways of obtaining additional other operating income. In July, 1996, the Bank implemented a surcharge on foreign ATM activity and earned $.12 million in income. With the exception of insurance premium income, which declined $.19 million in 1995, similar improvements accounted for the 1995 increase of 12.01% in non-interest income over the $3.83 million earned in 1994.

Other Operating Expense

     Non-interest expense decreased $1.0 million or 5.42% from $18.39 million in 1995 to $17.39 million in 1996. As previously discussed, the Corporation incurred one time restructuring costs in 1995 which totaled $1.08 million. The elimination of these costs in 1996 accounted for the majority of the decrease in other operating expense. Effective June 1, 1996, Richard G. Stanton, Chairman of the Board, President and Chief Executive Officer retired. Costs associated with Mr. Stanton's retirement were $.27 million. The combination of these two items resulted in a net savings of $.81 million.

     The Corporation incurred a decrease of $.23 million in salary and employee benefits expense. This cost saving was attained even though staffing levels were increased during the year at our Customer Service Center and in anticipation of a January 1997 opening of a new branch in Martinsburg, West Virginia.

     The Corporation incurred an increase in 1996 of $.16 million or 19.4% in occupancy expense of premises to $1.0 million. This increase was the result of increases in real estate taxes, utility costs and routine building repair and maintenance. Occupancy expense of premises was comparable at $.84 million and $.89 million in 1995 and 1994, respectively.

     Expenditures to further increase the role of technology in improving the efficiency of customer service delivery and internal processing activities accounted for much of the increase in equipment expenses. An expansion in the Customer Service Center also contributed to an increase in equipment related expenses. It is anticipated that the long run efficiencies gained by projects such as these will be a net benefit to the earnings performance of the Corporation.

Applicable Income Taxes

     Applicable income taxes are detailed in Note 10 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $3.14 million in 1996 as compared with $2.85 million in 1995 and $3.01 million in 1994. These amounts represented effective tax rates of 32.67%, 33.70% and 32.58% for 1996, 1995 and 1994, respectively.

Investment Securities

     Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of income taxes. Investment securities classified as held-to-maturity are those securities that management has both the positive intent and the ability to hold to maturity, and are reported at amortized cost. The Corporation does not currently follow a strategy of making security purchases with a view to near-term resales and therefore, does not own trading securities. For additional information, see Notes 1 and 4 to the Corporation's audited consolidated financial statements.

     Total investment securties increased $13.92 million or 14.47% in 1996 from $96.15 million in 1995 to $110.07 million in 1996. The Corporation reported an increase of $8.85 million or 75.52% during 1996 in its U.S. Treasury securities from $11.72 million in 1995 to $20.58 million in 1996. This increase was a result of pledging required for increased balances in State, County and Municipal depository accounts. Total obligations of state and political subdivision investments increased $6.75 million or 78.74% in 1996 to $15.32 million as a result of efforts by management to increase the life of the portfolio and to obtain a higher yield. The Corporation also sought to increase the investments at the Parent Company level through the purchase of state and municipal bonds. Total investment securities were $95.62 million as of December 31, 1994.

                                (9)

     The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Corporation had no concentrations of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution by type, of the investment portfolio for the three years ended December 31, 1996, 1995 and 1994, respectively.

Loan Portfolio

     The Corporation, through its Bank, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland; Mineral, Hardy, Berkley and Hampshire Counties in West Virginia and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the reserve for loan losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Table 5 presents the composition of the Corporation's loan portfolio by significant concentration.

     The Corporation's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants and has an in-depth knowledge of the risk to which a given credit is subject. The Corporation had no foreign loans in its portfolio as of December 31, 1996.

     During 1996, net loans increased $22.13 million or 6.17% to a total of $380.59 million. In comparison, net loans at year-end 1995 increased $25.08 million or 7.52% to a total of $358.46 million. Mortgage lending continued to be the primary source of loan growth in 1996. Part of the mortgage growth included 28.45% increase in our Home Equity product. Home Equity loans increased from $16.14 million at year-end 1995 to $20.74 million at year-end 1996. We anticipate our Home Equity product to continue to experience growth as more of our customers look for tax advantages associated with this product. Table 5 details the dollar amount and percentage distribution of the various key categories of credit in the loan portfolio.

     Funding for loan growth during 1996 and 1995 was provided by increased levels of deposits.

     It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 1996, the Corporation had $.98 million of non-accrual loans which were secured by collateral with an estimated value of $2.17 million. At December 31, 1995, the Corporation had $1.08 million of non-accrual loans that were secured by collateral with an estimated value of $2.15 million. The amount listed in Table 7 under restructured loans in 1992 is also included in the non-accrual loans total for that year.

     As of December 31, 1996, the Corporation had $4.72 million in loans for which payments were current, but the borrowers were experiencing financial difficulties. The corresponding total for year-end 1995 was $3.48 million. These loans are subject to ongoing management attention and their classifications are reviewed monthly.

Deposit and Other Funding

     Deposit liabilities increased to $452.54 million in 1996 from $424.29 million at the end of 1995, or an increase of 6.66%. The $28.25 million in deposit growth compares favorably to the $32.64 million growth in deposits experienced in 1995. Time deposits continue to be the main source of deposit growth during both 1996 and 1995. The Corporation continues to experience strong competition for deposits from other commercial banks, credit unions, and stock market and mutual funds. Table 10 displays the average balances and average rates paid on all major deposit classifications for 1996, 1995, and 1994. In addition to deposits, the Corporation also has available a line of credit with


                                (10)
the Federal Home Loan Bank ("FHLB") of Atlanta in an amount up to $75 million. The total borrowings from FHLB equaled $8 million and $3 million for the years ended December 31, 1996 and 1995, respectively.

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

     Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guidelines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

     On December 31, 1996, the Corporation's risk-based capital ratio was 17.92%, well above the regulatory minimum of 8%. The risk-based capital ratios for year-end 1995 and 1994 were 18.63% and 16.18%, respectively.

     Retained earnings and shareholder participation in the Corporation's dividend reinvestment and stock purchase plan provided an additional $1.31 million in total shareholders' equity, which grew to $56.81 million at the end of 1996, from $55.50 million at the year-end 1995 and $51.13 million at year-end 1994. The equity to assets ratio at December 31, 1996, was 10.84%, compared with 11.39% and 11.14% at year-end 1995 and 1994. As a result of the Corporation's adoption of Statement of Financial Accounting Standards No. 115 "Accounting for Investments in certain Debt and Equity Securities", an adjustment to shareholders' equity as of January 1, 1994, of $0.51 million, net of taxes, was recorded.

     The Board of Directors also authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 1996, 64,240 shares have been repurchased and retired under the plan authorized by the Board of Directors.

     Cash dividends of $.51 per share were paid during 1996, compared with $.46 and $.43 in 1995 and 1994. This represents a dividend payout rate (dividends per share divided by net income per share) of 51.57%, 52.75%, and 45.55% for 1996, 1995 and 1994, respectively.

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


                                (11)

Liquidity

     The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's delineated market areas are accommodated. Total liquid assets, represented by cash, investment securities (available-for-sale and held-to-maturity maturing within one year) and loans maturing within one year, amounted to $111.35 million, or 21.26% of total assets at December 31, 1996. This compares with $96.26 million, or 19.76% of 1994 year-end assets, and $102.71 million, or 22.4% of 1994 year-end assets.

     Additional liquidity of $88 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margin, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The gap report assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

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

     Table 13 presents the Corporation's interest rate gap position at December 31, 1996. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time.








                                 (12)

       Distribution of Assets, Liabilities and Shareholders' Equity
      Interest Rates and Interest Differential-Tax Equivalent Basis
                             ( In thousands )

Table 1

                                                      	For the Years Ended December 31,
	                                      1996                         	1995                      	  1994
                           ---------------------------------------------------------------------------------------
	                          Average		           Annual	   Average		           Annual 	  Average 		          Annual
	                          Balance	  Interest 	 Rate     Balance  	Interest	  Rate	    Balance  	Interest	  Rate
                           ---------------------------------------------------------------------------------------
Federal funds sold		       $ 3,219	   $  182	   5.65%	  $  3,376	   $  208	   6.16%	  $    574	   $  144 	  5.23%
Other interest-earning
  assets		                       0	        0	   0.00%	         0	        0	   0.00%   	    125	        4	   3.20%
Investments:
  Taxable		                 93,073	    5,663	   6.08%	    78,162	    4,985	   6.38%	    84,915    	4,101	   4.83%
  Non taxable		             11,139	      856	   7.68%	     4,836	      685	   9.33% 	    8,579   	   783	   9.19%
    Total investment       ---------------------------------------------------------------------------------------
      securities		         104,212    	6,519   	6.26%    	82,998    	5,670	   6.83%	    93,494	    4,884  	 5.22%
Loans		                    364,309   	33,113   	9.09%   	352,720   	31,866   	9.03%   	324,140   	28,481   	8.79%
                           ---------------------------------------------------------------------------------------
Total earning assets		     471,740	   39,814	   8.44%	   443,086	   37,744	   8.51%	   418,333	   33,513 	  8.05%
Reserve for possible
  credit losses		           (2,122)			                    (2,283)			                    (2,333)
Other non-earning
  assets		                  33,867			                     29,450		             	        28,931
                           ----------------------------------------------------------------------------------------
    Total non-earning
      assets		              31,745			                     27,167			                     26,598
                          ---------------------------------------------------------------------------------------
Total Assets 		           $503,485	 $39,814	   8.44%	   $470,253	  $37,744	   8.51%   $444,931   $33,513   	8.05%
                          =======================================================================================
Liabilities and
Shareholders' Equity
  Deposits:
    Noninterest-bearing
      deposits		          $48,097  	  $   0 	  0.00%    $46,114   	  $   0 	  0.00% 	  $43,763    $    0  	 0.00%
    Interest-bearing
      demand deposits		    97,809	    2,781	   2.84%	    95,959	     2,628	   2.74%    	93,352   	 2,136 	  2.29%
    Savings deposits		     77,811	    1,783	   2.29%    	70,699	     2,045	   2.89%	    85,998	    2,359	   2.74%
    Time deposits
      $100,00 or more		    33,158	    1,927	   5.81%	    29,283     	1,600	   5.46%	    29,937     1,142	   3.81%
    Time deposits less
      than $100,000		     180,684	    9,787	   5.42%	   166,877     	8,296	   4.97%	   133,528   	 5,326    3.99%
    Short-term
      borrowings		          3,532	       98	   2.77%	     3,674	       152	   4.14%    	 6,040	      302    5.50%
                         -----------------------------------------------------------------------------------------
      Total deposits and
          short-term
            borrowings		  441,091	   16,376	   3.71%	   412,606	    14,721	   3.62%	   392,618 	  11,265 	  2.87%
Other liabilities		         5,976			                      3,960                         	2,283
Shareholders' equity 	     56,418  	                     53,687			                      50,030
                         ------------------------------------------------------------------------------------------
Total Liabilities and
  Shareholders' Equity 		$503,485	  $16,376	   3.71%	  $470,253	   $14,721	   3.62%   $444,931   $11,265  	 2.87%
                         ==========================================================================================

**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balance of non-accrual loans for the years ended December 31, 1996, 1995, and 1994, which were reported in the average loan balances for these years, were $1,244, $1,006, and $565, respectively. The fully taxable equivalent adjustments for the years ended December 31, 1996, 1995, and 1994 were $541, $470, and $473, respectively.


                                (13)

                                          Net Interest Margin
                                            ( In thousands )
Table 2
	                                         1996                    	1995                    	1994
                               ---------------------------------------------------------------------------
                               	Average  Tax Equivalent 	Average 	Tax Equivalent  Average 	Tax Equivalent
                               	Balance      	Rate      	Balance      	Rate	      Balance      	Rate
                               ---------------------------------------------------------------------------
Earning Assets	                 $471,740	     8.44%	     $443,086	     8.51%	     $418,333  	   8.05%
Interest-bearing Liabilities	    392,994	     3.71%	      366,492	     3.62%	      348,855	     2.87%
Net Benefit of
  Noninterest-bearing Sources		               0.24%		                  0.30%		                  0.60%
Average Cost of Funds		                       3.47%		                  3.32%                    2.71%
NET INTEREST MARGIN		                         4.97%		                  5.19%		                  5.34%

*The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.



 Interest Variance Analysis (1)
( In thousands )
Table 3
	                             1996 COMPARED TO 1995	     1995 COMPARED TO 1994
	                                  INCREASE	                     INCREASE
	                              (DECREASE) DUE TO          	(DECREASE) DUE TO
	                            Volume	   Rate	   Net    	Volume	   Rate     	Net
                           -----------------------------------------------------

Interest income:
  Loans		                    $1,053  	$ 194  	$1,247  	$2,564   	$ 821  	$3,385
  Taxable Investments		         907	   (229)	    678	    (435) 	 1,315	     880
  Non-Taxable Investments		     484   	(313)	    171	    (383)	    285	     (98)
  Federal Funds Sold		           (9)	   (17)	    (26)	    419	    (355)	     64
    Total Interest Income 		 $2,435	 ($ 365)	 $2,070	  $2,165	  $2,066	  $4,231
Interest expense:
 Interest-bearing  		        $   53	  $ 100	  $  153	  $   71	  $  421	  $  492
 Savings 		                     163	   (425)	   (262)	   (442)	    128	    (314)
 Time Deposits		                748	    743	   1,491	   1,657	   1,313	   2,970
 Time Deposits $100,000 or more 225    	102	     327	     (36)	    494	     458
 Other borowings 		              (4)	   (50)	    (54)	   (150)	      0	    (150)
Total Interest Expense		     $1,185	  $ 470	  $1,655	  $1,101	  $2,355	 $ 3,456
Net Interest Income		        $1,250	 ($ 835)	 $  415	  $1,064	  $ (289)	 $  775

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
*The above table is compiled on a tax equivalent basis. The fully taxable equivalent adjustments for the years ended December 31, 1996 and 1995 were $541 and $470, respectively.


                                (14)

                        Investment Security Maturities, Yields, and Market Values
                                             ( In thousands )
Table 4
                                                          	December 31, 1996
										                                                                                                 Taxable
                           	U.S.	    T.E.	  Federal	   T.E.	  State &    T.E.  		          T.E. 		        Equivalent
                        		Treasury 	Yield  	Agencies 	Yield 	Municipal 	Yield	   Other	   Yield 	  Total	   Yield
                         -------------------------------------------------------------------------------------------
Maturity Book Value
  Available-for-Sale
    Within One Year		     $10,584	   5.60%	 $12,893	   5.66%	 $   201	   7.14%	 $    33	   6.78%	 $23,711	   5.65%
    One to Five Years		     9,904	   6.05%	  19,962	   6.26%	   4,432	   7.28%	  13,374	   5.98%	  47,672	   6.21%
    Five to Ten Years		         0	   0.00%	   3,137   	6.40%	   1,537	   7.72%	     926	   7.75%	   5,600	   6.99%
    Over Ten Years		            0   	0.00%       	0   	0.00%     	722   	6.43%   	5,657   	6.89%   	6,379   	6.84%
                          -----------------------------------------------------------------------------------------
Book Value		              $20,488  	        $35,992 		        $ 6,892 		        $19,990 		        $83,362 	  6.15%
                          =========================================================================================
Taxable Equivalent Yield		  5.82%		           6.06%		           7.29%		           6.26% 	  	        6.15%
                          =========================================================================================
  Held-to-Maturity
    Within One Year		     $     0	   0.00%	 $     0	   0.00% 	$   500	   8.04%	 $ 2,744	   6.88%	$  3,244 	  7.06%
    One to Five Years		         0	   0.00%	   1,518	   5.24%	   3,684	   7.54%	  10,815	   6.40%	  16,017	   6.55%
    Five to Ten Years	         	0	   0.00%	       0	   0.00%   	2,218	  10.29%	       0	   0.00%	   2,218	  10.29%
    Over Ten Years		            0	   0.00%       	0	   0.00%	   1,960	   8.72%	   2,918	   7.07%	   4,878 	  7.73%
                         ------------------------------------------------------------------------------------------
Book Value		              $     0		         $ 1,518		         $ 8,362		         $16,477 		       $ 26,357 	  7.15%
                         ==========================================================================================
Taxable Equivalent Yield		           0.00%		           5.24%		           8.58%		           6.60%		           7.15%
                         ==========================================================================================
  Total Book Value 		     $20,488		         $37,510		         $15,254		         $36,467 		       $109,719
                         ==========================================================================================
Market Value		            $20,576		         $37,682		         $15,648		         $36,529 		       $110,435
                         ==========================================================================================
December 31,1995
  Book Value		            $11,712		         $36,657         		$ 8,476		         $38,992    		    $ 95,837
                         ===========================================================================================
December 31,1994
  Book Value		            $21,749		         $34,548		         $ 8,025 		        $33,582    		    $ 97,904
                         ===========================================================================================

**The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%.


                                (15)

                                    Summary of Loan Portfolio
                                        ( In thousands )
Table 5
                                                 	Loans Outstanding as of December 31,
                                           	1996	     1995	     1994	     1993	     1992
                                        ---------------------------------------------------
Commercial, Financial, & Agricultural  		$ 56,325  	$ 56,893  	$47,111  	$38,351   	$48,295
Real Estate-Construction		                 21,097    	10,696	   19,838   	10,902	     4,568
Real Estate-Mortgage	                    	249,389   	242,789  	220,991  	220,228	   198,659
Installment		                              55,969	    50,206	   47,785	   47,301	    50,939
                                         ---------------------------------------------------
  TOTAL		                                $382,780  	$360,584 	$335,725 	$316,782  	$302,461
                                         ===================================================
	Percentage of Portfolio as of December 31,
	                                           1996	      1995	      1994	     1993	     1992
Commercial, Financial, & Agricultural    		14.72%    	15.78%    	14.03%    12.11%   	15.97%
Real Estate-Construction		                  5.51%	     2.97%	     5.91%	    3.44%	    1.51%
Real Estate-Mortgage                     		65.15%    	67.33%    	65.83%   	69.52%	   65.68%
Installment                              		14.62%    	13.92%    	14.23%   	14.93%	   16.84%
                                          --------------------------------------------------
  TOTAL		                                 100.00%	   100.00%   	100.00%	  100.00%	  100.00%
                                          ==================================================

                                  Maturities of Loan Portfolio
                                         (In thousands)
Table 6
                                                    	December 31, 1996
                                                		MATURING
                                      	MATURING 	AFTER ONE  	MATURING
                                       	WITHIN	  BUT WITHIN	AFTER FIVE
                                      	ONE YEAR 	FIVE YEARS   	YEARS	     TOTAL
                                      ------------------------------------------
Commercial, Financial & Agricultural  		$40,991  	$  6,909  	$  8,425  	$ 56,325
Real Estate-Construction		                    0	    21,097	         0	    21,097
Real Estate-Mortgage	                   	11,795    	50,216   	187,378	   249,389
Installment		                            16,264    	33,419     	6,286    	55,969
                                       -----------------------------------------
  Total	                               	$69,050  	$111,641  	$202,089  	$382,780
                                       =========================================

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans		             $60,698  	$ 74,509  	$ 40,824  	$176,031
Adjustable-Interest Rate Loans		          8,352	    37,132	   161,265	   206,749
  Total		                               $69,050  	$111,641	  $202,089  	$382,780

                                     (16)

                             Risk Elements of Loan Portfolio
                                   ( In thousands )
Table 7
                                             	For the Years Ended December 31
                                          	1996  	 1995   1994     	1993  	1992
                                        ----------------------------------------
Non-accrual Loans		                       $ 976 	$1,075 	$1,027	    $438 	$2,337
Accruing Loans Past Due 90 Days or More	   	659    	963    	489   	1,243     463
Restructured Loans		                          0      	0      	0       	0 	 1,530

Information with respect to non-accrual loans at December 31,1996 and 1995 is as follows:

                                                                  	1996  	 1995
                                                                 ---------------
Non-accrual Loans	                                                $  976  $1,075
Interest income that would have been recorded under original terms		  70  	   86
Interest income recorded during the period		                          33	     18



                             Activity of Loan Loss Provision
Table 8	                             ( In thousands )
                                                           	Summary of Loan Loss Experience
                                                           	For the Years Ended December 31
	                                                   1996	      1995	      1994     	1993	       1992
                                                ------------------------------------------------------
Balance at Beginning of Period                 		$  2,120 	$   2,350 	 $  2,306	  $  2,798	  $  2,572
  Loans Charged Off:
    Commercial, Financial, and Agricultural		         476        	19       	 35	       469	        53
    Real Estate-Construction		                          0         	0         	0        	 0	         0
    Real Estate-Mortgage	                            	135       	205       	164	       359	       359
    Installment		                                     236       	186       	121     	  264	       349
                                                 ------------------------------------------------------
      TOTAL CHARGED OFF		                             847	       410        320     	1,092	       761
  Recoveries of Loans:
    Commercial, Financial, and Agricultural		          29        	59        	39    	   135        	87
    Real Estate-Construction	                          	0         	0	         0          0    	     0
    Real Estate-Mortgage		                              8        	31        	35         97 	       79
    Installment		                                     127        	90       	125	        99	       102
                                                 -------------------------------------------------------
      TOTAL RECOVERIES                              		164       	180	       199	       331	       268
Net Loans Charged Off	                               	683       	230       	121	       761	       493
Provision Charged to Operations		                     749         	0	       165	       269	       719
Balance at the End of Period	                      	2,186	     2,120     	2,350	     2,306	     2,798
                                                 -------------------------------------------------------
Loans Net of Unearned Income at End of Period	  	$382,780  	$360,584  	$335,725  	$316,782  	$302,461
                                                 =======================================================
Daily Average Balance of Loans		                 $364,309  	$352,720  	$324,140	  $308,804	  $289,722
                                                 =======================================================
Allowance for Possible Loan Loss to
  Loans Outstanding		                               0.57%     	0.59%     	0.70%	     0.73%	     0.93%
                                                 =======================================================
Net Charge Offs to Average Loans Outstanding		      0.19%	     0.07%	     0.04%	     0.24%     	0.06%
                                                 =======================================================

                                     (17)

                  Allocation of Allowance for Loan Losses
                            	( In thousands )
Table 9
	                        1996    	1995    	1994   	1993	   1992
                       -----------------------------------------
Commercial		           $  509   	$  301 	$  457 	$  448 	$  544
Real Estate-Mortgage    		923    	1,214    	661    	649    	787
Home Equity		              73       	48	     11	     11	     13
Consumer		                201      	206    	223    	219    	266
Commitments		             180      	171     	78     	77     	93
Unallocated		             300	      180    	920	    902	  1,095
                       -----------------------------------------
  Total		              $2,186   	$2,120 	$2,350 	$2,306 	$2,798
                       =========================================

                              Average Deposit Balances
Table 10	                         ( In thousands )

                           	Deposits by Major Classification for the Years Ended December 31,
	                                       1996	            1995	            1994
                                  --------------------------------------------------
                                 	Average        		Average	        	Average
                                 	Balance  	Yield 	Balance  	Yield 	Balance	  Yield
                                  --------------------------------------------------
Noninterest-bearing
  demand deposits		               $ 48,097       		$ 46,114       		$ 43,763
Interest-bearing demand deposits	  	97,809  	2.84%  	95,959  	2.74%  	93,352   2.29%
Savings deposits	                  	77,811  	2.29%  	70,699  	2.89%  	85,998  	2.74%
Time deposits $100,000 or more		    33,158  	5.81%  	29,283  	5.46%	  29,937  	3.81%
Time deposits less than $100,000		 180,684  	5.42%  166,877  	4.97% 	133,528 	 3.99%
                                 ----------       ---------         ---------
  Total	                         	$437,559        	$408,932       		$386,578
                                 ==========       =========         =========






                                       (18)

Maturity of Time Deposits
	( In thousands )
Table 11	                           December 31, 1996
	                              Greater than      	Less Than
	                                $100,000         	$100,000
                              -------------------------------
Maturities
3 Months or Less	                	$ 8,205         	$ 33,294
3 - 6 Months		                      5,265           	24,654
6-12 Months	                       	5,710           	31,669
Over 1 Year		                      14,634           	93,225
                                 ---------------------------
Total		                           $33,814         	$182,842
                                 ===========================





Summary of Significant Ratios

Table 12
	                                               1996	     1995	      1994
                                             ------------------------------
Return on Average Assets		                     1.29%     	1.18%     	1.40%
Return on Average Equity		                    11.48%    	10.47%    	12.32%
Dividend Payout Ratio		                       51.57%    	52.75%    	45.55%
Total Equity to Total Assets at Year End   	 	10.84%	    11.39%	    11.14%
Primary Capital Ratio                       		11.66%    	11.76%    	10.02%
Total Risk-based Capital Ratio		              17.92%	    18.63%    	16.18%
Leverage Ratio		                              11.31%    	11.48%    	11.52%


                                    (19)

                            Summary of Interest Sensitivity Analysis
Table 13                               	(In thousands)

                                                             	As of December 31, 1996
	                                                    0-90	   91-365	       1-5	     Over 5
                                                    	Days      Days      	Years	     Years	    TOTAL
                                                  -----------------------------------------------------
Assets
Rate Sensitive
  Securities
    (Available-for-Sale & Held-to-Maturity) (1)  		$ 13,698  	$ 23,598  	$ 68,205  	$ 4,567  	$110,068
  Loans (2)	                                        	77,472    	92,388   	188,459	   24,461   	382,780
     Fed Funds Sold		                                   900         	0         	0         0     	  900
                                                   -----------------------------------------------------
      TOTAL RATE SENSITIVE 	                     	$  92,070  	$115,986  	$256,664	  $29,028 	 $493,748
Liabilities
Rate Sensitive Deposits
  Savings		                                          74,430         	0          0        	0 	   74,430
  Investors' Choice		                                 9,409         	0        	 0	        0     	9,409
  Time Deposits Less Than $100,000	                 	33,294    	56,313   	 93,235	        0    182,842
  Time Deposits $100,000 or More		                    8,205    	10,974    	14,635	        0     33,814
  IMMA, PMA & Trust DDA		                            41,696         	0         	0         0     41,696
  ONE & Now Accounts		                               52,501         	0         	0         0     52,501
  Fed Funds Purchased
    and Other Borrowed Funds		                        8,000	         0	         0	        0     	8,000
                                                   ------------------------------------------------------
  TOTAL RATE SENSITIVE (3)		                      $ 227,535	  $ 67,287	  $107,860	  $     0   $402,692
GAP ( Rate Sensitive Assets less Rate
  Sensitive Liabilities ) 		                      $(135,465)	 $ 48,699  	$148,804	  $29,028 	 $ 91,056

GAP to TOTAL Assets 		                              (25.87%)    	9.30%   	 28.42%	    5.54%	    17.39%

(1)	Securities are based on estimated maturities at book value.
(2)	Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3)	Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation's historical experience with respect to such accounts.

                                   (20)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a)	The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
	                                                      	Page Number
	Independent Auditors' Report                               	23
	Consolidated Statements of Financial Condition	             24
	Consolidated Statements of Income	                          25
	Consolidated Statements of Changes in Shareholders' Equity	 26
	Consolidated Statements of Cash Flows	                      27
	Notes to Consolidated Financial Statements	                 28

(b)	The following supplementary data is set forth in this Annual Report on Form
    10-K on the following pages:
	Quarterly Results of Operations                            	39









                                   (21)

To the Shareholders:

     The consolidated financial statements, accompanying notes and related financial data of First United Corporation were prepared by Management, who has the primary responsibility for the integrity of the financial information.

    The Corporation has a comprehensive system of internal accounting controls designed to provide reasonable assurance that assets are safe guarded and reported financial information accurately reflects the condition of First United Corporation and its subsidiaries. This system of controls is reviewed by both internal auditors and independent auditors who monitor the adequacy and effectiveness of the control sytem.

    The audit function, selection of independent auditors, and review of the results of regulatory examinations are under the general oversight of the Audit Committee of the Board of Directors. Regular meetings are held with the internal auditors and the independent auditors, both of whom have free, direct access to the Committee. Ernst & Young LLP, independent auditors, have audited the financial statements of First United Corporation and subsidiaries for the years ended December 31, 1996, 1995, and 1994, as stated in their report.


                                         William B. Grant

                                         /S/ WILLIAM B. GRANT

                                         Chairman of the Board
                                         and Chief Executive Officer



                                (22)

                           Report of Independent Auditors
                        Board of Directors and Shareholders
                            First United Corporation


     We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of income, changes in shareholders'equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed on Note 1 to the financial statements effective January 1, 1994, the Corporation changed its method of accounting for investments in debt and equity securities.



                                         /S/ERNST & YOUNG LLP



Baltimore, Maryland
February 7, 1997




                                 (23)


                    First United Corporation and Subsidiaries
                Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                               	December 31
	                                                                            1996	       1995
Assets
Cash and due from banks	                                                 	 $ 15,307	    $16,011
Investments:
  Available-for-sale securities-at market value-cost-$83,362 and $73,343
    at December 31, 1996 and 1995, respectively		                            83,711     	73,657
  Held-to-maturity market-value-$26,724 and $22,656
    at December 31, 1996 and 1995, respectively                            		26,357	     22,494
                                                                            ---------------------
Total investment securities		                                               110,068	     96,151
Federal funds sold		                                                            900      	    0
Loans		                                                                     382,780	    360,584
Reserve for possible credit losses		                                         (2,186)	    (2,120)
                                                                            ---------------------
Net loans		                                                                 380,594	    358,464
Bank premises and equipment		                                                 9,331	      9,605
Accrued interest receivable and other assets		                                7,421	      6,938
                                                                           -----------------------
Total Assets		                                                             $523,621	   $487,169
                                                                           ======================
Liabilities and Shareholders' Equity
Liabilities:
  Noninterest-bearing deposits		                                           $ 52,530	   $ 49,541
  Interest-bearing deposits		                                               400,009	    374,753
                                                                           ----------------------
Total deposits		                                                            452,539	    424,294
Federal funds purchased and other borrowed money		                            8,000	      3,000
Reserve for taxes, interest and other liabilities		                           5,365	      4,371
Dividends payable		                                                             902           0
                                                                            ----------------------
Total Liabilities		                                                         466,806	    431,665
                                                                            ----------------------
Shareholders' Equity:
  Preferred stock-no par value
    Authorized and unissued 2,000 shares
  Capital stock-par value $.01 per share
    Authorized 12,000 shares, issued and outstanding 6,442 and
      6,194 shares at December 31, 1996 and 1995, respectively		                 64      	    62
  Surplus		                                                                  26,661	      23,184
  Retained earnings		                                                        29,877	      32,065
  Unrealized gain on available-for-sale securities, net of tax		                213        	 193
                                                                           ------------------------
Total Shareholders' Equity		                                                 56,815	      55,504
                                                                           ------------------------
Total Liabilities and Shareholders' Equity		                               $523,621	    $487,169
                                                                           ========================

See notes to consolidated financial statements.


                                     (24)

                           First United Corporation and Subsidiaries
                              Consolidated Statements of Income
                           (In thousands, except per share amounts)

	                                                               Year ended December 31
                                                               	1996     1995     	1994
                                                             -----------------------------
Interest income
Interest and fees on loans		                                  $32,865  	$31,630  	$28,295
Interest on investment  securities:
  Taxable		                                                     5,663    	4,985	    4,101
  Exempt from federal income taxes		                              563      	451	      515
                                                              -----------------------------
		                                                              6,226    	5,436	    4,616
Interest on federal funds sold		                                  182      	208	      144
Interest on time deposits with other banks		                        0        	0        	4
                                                              -----------------------------
Total interest income		                                        39,273	   37,274	   33,059
Interest expense
Interest on deposits:
  Savings		                                                     1,783    	2,045	    2,359
  Interest-bearing transaction accounts		                       2,781    	2,628	    2,136
  Time, $100,000 or more		                                      1,927    	1,600	    1,142
  Other time		                                                  9,787  	  8,296	    5,326
Interest on federal funds purchased and other borrowed funds	 	    98    	  152    	  302
                                                               -----------------------------
Total interest expense	                                       	16,376  	 14,721	   11,265
                                                               -----------------------------
Net interest income		                                          22,897   	22,553	   21,794
Provision for possible credit losses		                            749        	0	      165
                                                               -----------------------------
Net interest income after provision for possible credit losses 22,148   	22,553    21,629
Other operating income
Trust Department income		                                       1,200     1,175 	     839
Service charges on deposit accounts	                           	1,759    	1,593   	 1,302
Insurance premium income		                                        318      	283       302
Security gains and (losses)		                                      24       (20)	      (5)
Other income		                                                  1,568    	1,259	    1,394
                                                               -----------------------------
		                                                              4,869    	4,290	    3,832
Other operating expense
Salaries and employee benefits		                                8,916    	9,144	    8,838
Occupancy expense of premises		                                   997      	835	      894
Equipment expense		                                             1,503   	 1,300	    1,154
Data processing expense		                                         561      	643	      486
Deposit assessment and related fees		                             109	      585	      965
Restructuring costs		                                             273	    1,085  	      0
Other expense	                                                 	5,035	    4,798	    3,883
                                                               -----------------------------
		                                                             17,394   	18,390	   16,220
                                                               -----------------------------
Income before income taxes		                                    9,623    	8,453	    9,241
Applicable income taxes	                                       	3,144    	2,849	    3,014
                                                               -----------------------------
Net income		                                                  $ 6,479  	$ 5,604	  $ 6,227
                                                              ==============================
Earnings per share		                                            $1.00    	$0.86	    $0.96
                                                              ==============================

See notes to consolidated financial statements.

                                  (25)


                               First United Corporation and Subsidiaries
                    Consolidated Statements of Changes in Shareholders' Equity
                               (In thousands, except per share amounts)

	                                                                        Unrealized  	Total
                                             	Capital	           Retained      Gains 	  Shareholders'
	                                              Stock  	Surplus	  Earnings    	(Losses)    Equity
                                              --------------------------------------------------------
Balance at January 1, 1994		                    $62   	$23,005   	$25,305   	 $    0    	 $48,372
Adjustment to beginning balance
  for change in accounting method,
  net of income tax of $261					                                                 506         	506
Change in unrealized gains (losses),
  net of tax of $516					                                                     (2,013)     	(2,013)
Net income for the year				                                          6,227	                	6,227
Dividend reinvestment and stock purchase plan			            136	                             	136
Cash dividends-$.43 per share			                                   	(2,097)   	            (2,097)
                                                --------------------------------------------------------
Balance at December 31, 1994	                   	$62   	$23,141   	$29,435   	$(1,507)   	$51,131
Change in unrealized gains (losses),
  net of tax of $121					                                                       1,700      	1,700
Net income for the year				                                           5,604	                5,604
Dividend reinvestment and stock purchase plan			              43			                            43
Cash dividends-$.46 per share				                                    (2,974)              	(2,974)
                                                 --------------------------------------------------------
Balance at December 31, 1995		                   $62    	$23,184 	  $32,065  	 $  193     $55,504
Change in unrealized gains (losses),
  net of tax of $134					                                                          20         	20
Net income for the year				                                           6,479                 6,479
Dividend reinvestment and stock purchase plan			              28  		                          	28
Aquisition and retirement of common stock		       (1)      	(972)		                          (973)
Cash dividends-$.51 per share				                                    (4,243)               (4,243)
5% stock dividend		                                3	      4,421    	(4,424)		                  0
                                                 ---------------------------------------------------------
Balance at December 31, 1996		                   $64    	$26,661   	$29,877   	 $  213	   $56,815
                                                 =========================================================

( ) indicate deduction
See notes to consolidated financial statements.

                                  (26)

                      First United Corporation and Subsidiaries
                        Consolidated Statements of Cash Flows
                                   (In thousands)

                                                       	Year ended December 31
                                                       	1996     	1995   	1994
                                                      --------------------------
Operating activities
Net income		                                          $ 6,479  	$ 5,604	$ 6,227
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for possible credit losses		                749        	0    	165
    Provision for depreciation		                        1,299	    1,145    	864
    Net accretion and amortization of investment
      security discounts and premiums 		                  345      	399	    717
    (Gain) loss on sale of investment securities		        (24)      	20      	5
    (Increase) in accrued interest receivable
      and other assets	 	                                (483) 	   (782)	(1,544)
    Increase (decrease) in reserve for taxes, interest
      and other liabilities	 	                           1,896    	(515)	(1,595)
                                                        ------------------------
    Net cash provided by operating activities		         10,261  	 5,871  	4,839
Investing activities
Proceeds from maturities and sales of investment
  securities available for sale		                       59,489 	105,834 	45,747
Purchases of available for sale investment securities		(65,444)(103,911)(59,770)
Purchases of investment securities held-to-maturity	  	(13,041) 	(7,597)	(8,428)
Proceeds from maturities of investment securities
  held-to-maturity	 	                                    4,777   	6,423  	6,133
Net (increase) in loans		                              (22,879)	(25,089)(19,064)
Purchase of premises and equipment		                    (1,025) 	(1,396)	(2,192)
                                                       -------------------------
Net cash used in investing activities		                (38,123) (25,736)(37,574)
Financing activities
Net increase (decrease) in demand deposits, NOW accounts
  and savings accounts		                                  (623)  	3,765   8,733
Net increase in certificates of deposit		               28,869  	28,879	 14,391
Increase (decrease) in federal funds purchased and other
  borrowed funds		                                       5,000  	(8,373)	11,373
Cash dividends paid or declared		                       (4,243) 	(2,974)	(2,097)
Proceeds from issuance of common stock		                    28	      43	    136
Aquisition and retirement of common stock		               (973)	      0	      0
                                                         -----------------------
Net cash provided by financing activities		             28,058  	21,340 	32,536
                                                        ------------------------
Increase (decrease) in cash and cash equivalents		         196	   1,475   	(199)
Cash and cash equivalents at beginning of year		        16,011	  14,536	 14,735
                                                        ------------------------
Cash and cash equivalents at end of year		             $16,207	 $16,011	$14,536
                                                        ========================

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

Business
     First United Corporation is a registered bank holding company, incorporated under the laws of Maryland. It is the parent company of First United National Bank & Trust and Oakfirst Life Insurance Corporation. First United National Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of twenty-two offices and twenty-six automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by U.S. Life Credit Life Insurance Corporation on consumer loans made by First United National Bank & Trust.

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

Investments
     The Corporation adopted Statements of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994, which resulted in a change in classification of $71 million of investment securities from held-to-maturity to available-for-sale.
     Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.
     Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.
     The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
     At December 31, 1996, there were no securities held in the investment portfolio which were classified as trading.

Interest on Loans
     Interest on loans is recognized based upon the principal amount outstanding. It is the Corporation's policy to discontinue the accrual of interest on loans (including impaired loans) when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual, interest is recognized only to the extent of cash received and principal is not in doubt.

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

                                  (28)

Reserve for Possible Credit Losses
     For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for possible credit losses based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgement, deserve current recognition. Management's evaluation is inherently subjective as it requires estimates concerning the underlying collateral values on impaired loans that may be susceptible to change.

Income Taxes
     The provision for income taxes is based on income and expense amounts reported in the Consolidated Statements of Income adjusted for the effects of the Alternative Minimum Tax. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in any deferred tax asset allowance.

Statement of Cash Flow
     The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $16,376, $14,721 and $11,265 in interest on deposits and other borrowed money for the years ending December 31, 1996, 1995 and 1994, respectively.

Earnings Per Share
     Earnings per share are based on the weighted average number of shares outstanding of 6,492, 6,503 and 6,501 for 1996, 1995 and 1994, respectively.
     For comparative purposes, earnings per share, dividends per share and weighted average shares outstanding for the years ended December 31, 1996, 1995 and 1994 have been restated to reflect the 50% stock dividend paid February 8, 1994, and the 5% stock dividend paid on March 29, 1996.

Accounting Change
     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Corporation adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The operating balance of shareholders' equity was increased by $506 (net of $261 in deferred income taxes) to reflect the net unrealized holding gains on securities classified as available-for-sale previously carried at amoritized cost.

Recently Issued Accounting Guidance
     In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Corporation is required to adopt this Statement for transactions occurring after December 31, 1996. The Corporation believes the impact of adopting Financial Accounting Standards Board Statement No. 125 will not have a material impact on the Corporation's financial position and results of operations.

2. Regulatory Capital Requirements
     The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1996, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.
     As of December 31, 1996, the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained. Management is not aware of any condition or event which has caused the well capitalized position to change.

                                 (29)

			                                                                               To Be Well
	                                                                              Capitalized Under
		                                                              For Capital	    Prompt Corrective
	                                            Actual	         Adequacy Purposes	 Action Provisions
--------------------------------------------------------------------------------------------------
                                        	Amount	    Ratio	    Amount	   Ratio	    Amount	    Ratio
--------------------------------------------------------------------------------------------------
December 31, 1996
Total Capital (to Risk Weighted Assets)
  Consolidated                         		$59,001   	17.92%   	$26,399   	8.00%   	$32,924   	10.00%
  First United National Bank		            46,035   	14.10%    	26,124   	8.00%	    32,655	   10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated		                          56,815   	17.26%	    13,170   	4.00%	    19,754	    6.00%
  First United National Bank		            43,849	   13.43%	    13,062   	4.00%	    19,593	    6.00%
Tier I Capital (to Average Assets)
  Consolidated		                          56,815   	11.31%    	20,090	   3.00%	    25,113	    5.00%
  First United National Bank		            43,849	    9.37%	    19,660	   3.00%	    24,574	    5.00%
December 31, 1995
Total Capital (to Risk Weighted Assets)
  Consolidated		                         $57,624	   18.63%	    $24,745	  8.00%	   $30,931 	  10.00%
  First United National Bank		            46,258	   14.99%	     24,689	  8.00%	    30,861  	 10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated		                          55,504   	17.94%	     12,372  	4.00%	    18,558	    6.00%
  First United National Bank		            44,138	   14.30%	     12,345	  4.00%	    24,689	    6.00%
Tier I Capital (to Average Assets)
  Consolidated		                          55,504   	11.48%     	19,341  	3.00%   	 24,177	    5.00%
  First United National Bank		            44,138	    9.84%	     18,881	  3.00%	    23,514	    5.00%


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

4. Investment Securities

     The following is a comparison of book and market values of available-for-sale securities and held-to-maturity securities:

                                                  	Available-for-Sale Securities
                                                --------------------------------
                                                       		Gross 	Gross	 Estimated
		                                                      Unreal  Unreal    Fair
                                                  	Cost 	 Gains	Losses   Value
                                                 -------------------------------
December 31, 1996	                                          (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies		                     $56,480 	$341	 $ 63	 $56,758
Obligations of states and political subdivisions		  6,892   	89   	25   	6,956
Mortgage-backed securities	                       	19,990  	104   	97  	19,997
                                                  ------------------------------
Total debt securities		                           $83,362 	$534 	$185 	$83,711
                                                  ==============================

                                                    	Held-to-Maturity Securities
                                                  ------------------------------
  	                                                       Gross 	Gross	Estimated
		                                                        Unreal Unreal   Fair
              	                                     Cost	 Gains 	Losses 	Value
                                                  ------------------------------
December 31, 1996	                                           (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies		                    $ 1,518  	$  0  $ 18 	$ 1,500
Obligations of states and political subdivisions		 8,362   	336	    6	   8,692
U. S. corporate securities		                      13,559	    72	   17	  13,614
                                                  ------------------------------
Total debt securities		                           23,439	   408	   41	  23,806
Equity securities		                                2,918	     0	    0	   2,918
                                                  ------------------------------
Totals		                                         $26,357  	$408 	$ 41 	$26,724
                                                  ==============================

                                   (30)

                                                 	Available-for-Sale Securities
                                                  ------------------------------
                                                      		Gross 	Gross  Estimated
                      	                                	Unreal Unreal    Fair
                                                 	Cost	 Gains	 Losses	  Value
                                                  ------------------------------
December 31, 1995	                                           (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies		                    $47,570	 $290 	$ 61	 $47,799
Obligations of states and political subdivisions		 3,929	   96	    2	   4,023
Mortgage-backed securities		                      21,844  	122  	131  	21,835
                                                 ------------------------------
Total debt securities		                          $73,343 	$508 	$194 	$73,657
                                                 ==============================

                                                   	Held-to-Maturity Securities
                                                 -------------------------------
		                                                      Gross 	Gross 	Estimated
         	                                             	Unreal Unreal    Fair
                                                 	Cost 	Gains 	Losses  	Value
                                                 -------------------------------

December 31, 1995	                                         (In thousands)
U. S. Treasury securities and obligations of
  U. S. government agencies		                    $   800	  $  0	$  0  	$   800
Obligations of states and political subdivisions		 4,546	    67	   9	    4,604
U. S. corporate securities		                      14,209   	113   	9   	14,313
                                                 ------------------------------
Total debt securities	                           	19,555   	180	  18	   19,717
Equity securities		                                2,939     	0	   0	    2,939
                                                 ------------------------------
Totals	                                         	$22,494  	$180	$ 18  	$22,656
                                                 ==============================

     During the year ended December 31, 1996, available-for-sale securities with a fair market value at the date of sale of $4.74 million were sold. The gross realized gains on such sales totaled $27, and the gross realized losses totaled $3.

     The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Equity securities consist of Federal Reserve Bank and Federal Home Loan Bank Stock. These securities have no maturity and therefore are classified in the "Due after 10 years" maturity line.

                                    	Available-for-sale Securities
                                     -----------------------------
                                        	 Amortized     	Market
                  		                        Cost        	Value
                                     -----------------------------
Due in one year or less		                  $23,711	     $23,744
Due after one year through five years		     47,672	      47,897
Due after five years through ten years		     5,600       	5,652
Due after ten years		                        6,379       	6,418
                                          ----------------------
		                                         $83,362     	$83,711
                                          ======================

                                      	Held-to-Maturity Securities
                                       ---------------------------
                                         	Amortized     	Market
                                            	Cost        	Value
                                       ---------------------------
Due in one year or less		                  $ 3,244     	$ 3,264
Due after one year through five years		     16,017      	16,068
Due after five years through ten years		     2,218	       2,437
Due after ten years		                        4,878       	4,955
                                           ---------------------
                                         		$26,357     	$26,724
                                           =====================

                                    (31)

     At December 31, 1996, investment securities with a book value of $33.41 million were pledged to secure public and trust deposits as required or permitted by law.

5. Reserve for Possible Credit Losses

Activity in the reserve for possible credit losses is summarized as follows:

                                          	1996      	1995      	1994
                                          ----------------------------
Balance at January 1		                    $2,120    	$2,350    	$2,306
Provision charged to operating expense		     749         	0	       165
                                          -----------------------------
		                                         2,869     	2,350     	2,471
Gross credit losses		                       (847)     	(410)     	(320)
Recoveries		                                 164       	180       	199
                                          ------------------------------
Net credit losses		                          683       	230       	121
                                          ------------------------------
Balance at December 31		                  $2,186    	$2,120    	$2,350
                                          ==============================

     Non-accruing loans were $976, $1,075 and $1,027 at December 31, 1996, 1995 and 1994, respectively. Interest income not recognized as a result of non-accruing loans was $37, $68 and $34 during the years ended December 31, 1996, 1995, and 1994, respectively.

6. Loans and Concentrations of Credit Risk

     The Corporation through its banking subsidiary is active in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland; and Mineral, Hardy, Berkeley and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The following table presents the Corporation's composition of credit risk by significant concentration.

                                                 	December 31, 1996
                                           -------------------------------
		                                                      Loans
                                            	Loan   	Commitments   	Total
                                           -------------------------------
Commercial, financial and agricultural   		$ 54,115   	$15,497   	$ 69,612
Real estate-construction		                   21,097     	9,750     	30,847
Real estate-mortgage		                      249,389    	16,202	    265,591
Installment		                                55,969     	4,703	     60,672
Letters of credit		                           2,210	       713	      2,923
                                           --------------------------------
		                                         $382,780   	$46,865	   $429,645
                                           ================================

                                                   December 31, 1995
                                           --------------------------------
	                                                      	Loans
	                                             Loan  	Commitments   	Total
                                           --------------------------------
Commercial, financial and agricultural		   $ 56,893   	$13,931   	$ 70,824
Real estate-construction	                   	10,696     	5,075     	15,771
Real estate-mortgage		                      242,789    	12,823    	255,612
Installment	                                	50,206     	3,003     	53,209
Letters of credit	                               	0       	856        	856
                                           ---------------------------------
                                         		$360,584   	$35,688   	$396,272
                                           =================================

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

     Any customer real estate mortgage loan exceeding a loan-to-value ratio of 80 percent will require private mortgage insurance. Installment loans are typically collateralized with loan-to-value ratios which are established based on historical experience and the financial condition of the borrower and generally range from 80 percent to 90 percent of the amount of the loan. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

7. Bank Premises and Equipment

The composition of Bank premises and equipment is as follows:

 	                                1996	             1995
                                --------------------------
Bank premises		                 $ 8,653	           $ 8,721
Equipment		                      11,289            	10,329
                                ---------------------------
		                               19,942            	19,050
Less accumulated depreciation	 	(10,611)           	(9,445)
                                ---------------------------
Total		                         $ 9,331           	$ 9,605
                                ===========================

     The Corporation recorded depreciation expense of $1,299, $1,145 and $864 in 1996, 1995, and 1994, respectively.

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

     The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows:

                                          	1996	                 1995
                                   -----------------------------------------
                                  	Carrying    	Fair 	   Carrying	    Fair
                                   	Amount     	Value    	Amount     	Value
                                   ------------------------------------------
Cash and due from banks		          $ 15,307  	$ 15,307  	$ 16,011    	16,011
Investment securities		             110,068   	110,435    	96,151    	96,312
Loans		                             382,780	   382,458	   360,584   	360,169
Deposits 		                         452,539   	451,112   	424,294   	423,832
Federal funds purchased and other
  borrowed funds		                    8,000	     8,000     	3,000     	3,000

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents: The carrying amounts as reported in the statement of financial condition for cash and short-term instruments approximate those assets' fair values.

                                  (33)

Investment Securities: Fair values for investment securities are based on quoted market values.

8. Fair Value of Financial Instruments (continued)

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

     Off-balance-sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 1996.

9. Federal Home Loan Bank (FHLB) Advances and Other Borrowings

Borrowings consist of the following:

December 31, 1996
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first mortgage loans:
    Due January 3, 1997 @ 5.70%		                                    $3,500
    Due January 6, 1997 @ 5.65%		                                     2,200
    Due January 7, 1997 @ 5.63%		                                     2,300
                                                                     -------
               Total		                                               $8,000
                                                                     =======
December 31, 1995
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first mortgage loans:
    Due January 3, 1996 @ 6.14%		                                    $3,000
                                                                     -------
              Total		                                                $3,000
                                                                     =======

     The Corporation, through its banking subsidiary, First United National Bank & Trust, has a credit agreement with FHLB of Atlanta in an amount up to $75 million. The line of credit is secured with the first lien on the 1-4 family mortgage portfolio totaling $208.82 million on December 31, 1996.

     The Corporation's banking subsidiary First United National Bank & Trust has established various unsecured lines of credit totaling $5 million at various upstream correspondent banks. The Bank has also established a $7 million reverse repurchase lines of credit with correspondent banks. As of December 31, 1996, there was nothing outstanding on either of these facilities. The Corporation utilizes the lines to meet daily liquidity requirements and does not rely on lines as a source of long term liquidity.

                                   (34)

10. Income Tax

     A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:
	                                                          Liability
                                                            	Method
                                                  ----------------------------
	                                                  1996      	1995      	1994
                                                  ----------------------------
Income before income taxes	                      	$9,623    	$8,453    	$9,241
Statutory income tax rate		                          34%       	34%       	34%
                                                  ----------------------------
Income tax		                                       3,272     	2,874     	3,142
State franchise tax, net of federal tax benefit		    274	       233	       283
Effect of nontaxable interest and loan income		     (360)     	(249)     	(283)
Effect of TEFRA interest limitation		                 31	        27	        27
Other		                                              (73)	      (36)	     (155)
                                                  -----------------------------
Income tax expense for the year		                 $3,144    	$2,849    	$3,014
                                                  =============================
Taxes currently payable		                          3,309     	2,862    	$2,738
Deferred taxes (benefit)		                          (165)	      (13)	      366
                                                  -----------------------------
Income tax expense for the year		                 $3,144    	$2,849    	$3,014
                                                  =============================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                                          	1996     	1995
                                                         ------------------
Deferred tax assets:
  Reserve for possible credit losses		                     $407     	$335
  Deferred loan origination fees	                          	228      	271
  Pension expense		                                         120      	144
  Merger costs		                                            122      	122
  Unrealized loss on real property		                        120        	0
  Accrued expenses		                                         89        	0
  Other	                                                    	32       	25
                                                          ----------------
    Total deferred tax assets		                           1,118      	897
    Valuation allowance	                                   (122)    	(122)
                                                          -----------------
    Total deferred tax assets less valuation allowance		    996      	775
Deferred tax liabilities:
  Market discount		                                         (19)     	(45)
  Excess depreciation	                                    	(546)    	(535)
  Employee compensation	                                   	(37)     	(28)
  Unrealized gain on investment securities		               (134)    	(112)
  Prepaid expenses	                                       	(100)     	(91)
  Other	                                                    	(8)	       0
                                                           ----------------
    Total deferred tax liability	                         	(844)    	(811)
                                                           ----------------
Net deferred tax (liability) asset		                        152    	($ 36)
                                                           ================

     The Corporation made income tax payments of $3,529, $2,675, and $3,142 for the years ending December 31, 1996, 1995 and 1994, respectively.

11. Employee Benefit Plans

     The Bank sponsors a noncontributory pension plan covering substantially all full-time employees who qualify as to age and length of service.

     Pension expense charged to operations was $240, $711 and $243 in 1996, 1995, and 1994, respectively. The

                                 (35)
benefits are based on years of service and the employees compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's funding requirements.


     The following table sets forth the plan's consolidated funded status and amounts recognized in the Corporation's financial statements for the years ended
December 31:

                                                                               	 1996       1995

                                                                              ----------------------
Actuarial present value of accumulated benefit obligations:
  Accumulated benefit obligation, including vested benefits of $5,534 in 1996
    and $5,228 in 1995		                                                        $(5,655)  	$(5,296)
                                                                              -----------------------
  Projected benefit obligation for service rendered to date	                    	(7,480) 	  (6,943)
Plan assets at fair value, primarily listed stocks and fixed income securities	  	7,477     	6,683
                                                                              -----------------------
Projected benefit obligation in excess of plan assets		                              (3)      (260)
Unrecognized net loss	                                   	                          644       	552
Unrecognized prior service cost arising from amendment effective January 1, 1991		  (32)    	  (34)
Unrecognized net asset arising at transition at January 1		                        (723)  	   (762)
                                                                               -----------------------
Accrued pension cost	                                                            $ (114)   	$ (504)
                                                                               =======================

	1996	1995	1994
Net pension cost included the following components:
  Service costs-benefits earned during the year		      $301    	$270    	$261
  Interest cost on projected benefit obligation		       523	     475     	417
Actual return on plan assets		                         (545) 	(1,087)    	177
Net amortization and deferral	                         	(39)    	640	    (612)
Charge associated with early retirement window		          0	     413	       0
                                                       ------------------------
Net pension expense included in employee benefits		    $240	    $711    	$243
                                                       ========================

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 1996, 1995, and 1994. The expected long-term rate of return on plan assets was 8.0% in 1996 and 1995, and 7.5% in 1994. Salaries were assumed to increase at 4% in 1996, 1995 and 1994.

12. Federal Reserve Requirements

     The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 1996, the daily average amount of these required reserve was approximately $5,665.

13. Restrictions on Subsidiary Dividends, Loans or Advances

     Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. Under this law the banking subsidiaries could, without regulatory approval, declare additional dividends in 1996 of approximately $2,612 plus an additional amount equal to the net profits for 1997 up to the date of any such dividend declaration.

     Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. At December 31, 1996, the maximum amount available for transfer from the bank to the Corporation in the form of loans was approximately $5,900.




                                   (36)

14. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition 	                December 31,
	                                                         1996	         1995
                                                      ------------------------
Assets
Cash		                                                  $ 2,127      	$ 2,068
Investment securities		                                   6,966        	4,024
Investment in bank subsidiary		                          43,693       	44,003
Dividend receivable and other assets	                      	112           	65
Investment in non-bank subsidiary	                       	5,564	        5,255
                                                       -----------------------
Total Assets		                                          $58,462      	$55,415
                                                       =======================
Liabilities and Shareholder's Equity
Reserve for taxes, interest and other liabilities		     $   918      	$    46
Dividends payable		                                         902            	0
Shareholders' equity		                                   56,642	       55,369
                                                       -----------------------
Total Liabilities and Shareholder's Equity            		$58,462      	$55,415
                                                       =======================

	                                                        Year ended December 31
Condensed Statement of Income                            	1996    	1995	  1994
                                                        ------------------------
Income:
  Dividend income from subsidiaries	                   	$ 6,170	$ 5,000	 $4,959
  Other income		                                            329    	200	    147
                                                        ------------------------
Total income	                                            	6,499  	5,200  	5,106
Expense:
  Other expenses	                                           	13     	23     	73
                                                        ------------------------
Total expense		                                              13     	23	     73
                                                        ------------------------
  Income before income taxes and equity in undistributed
    net income of subsidiaries	                          	6,486  	5,177  	5,033
                                                        ------------------------
Equity in undistributed net income of subsidiaries:
  Bank	                                                   	(326)	    95    	939
  Non-bank		                                                324    	332    	270
  Less income tax	                                          	(5)     	0	    (15)
                                                         -----------------------
Net income	                                             	$6,479 	$5,604 	$6,227
                                                         =======================


                                   (37)

Condensed Statement of Cash Flows
                                                         	Year ended December 31
                                                        	1996    	1995    	1994
                                                        ------------------------
Operating activities
Net income		                                            $6,479  	$5,604  $6,227
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Increase in dividends payable		                        902       	0	      0
    Undistributed equity in subsidiaries:
      Bank		                                               326	     (95)	  (939)
      Non-bank		                                          (324)	   (332)  	(270)
      Increase in other assets		                           (47)     	17	    578
      Increase (decrease) in other liabilities		           872      	36	   (649)
                                                        ------------------------
Net cash provided by operating activities		              8,208	   5,230  	4,947
Investing activities
Disposal of premises and equipment	                         	0	       0	    548
Purchase of investment securities		                     (2,962) 	(1,006)	(2,959)
Proceeds from investment maturities		                        0       	0	    200
                                                        ------------------------
Net cash used in investing activities		                 (2,962)	 (1,006)	(2,211)
Financing activities
Cash dividends		                                        (4,243) 	(2,974)	(2,097)
Proceeds from issuance of common stock	                    	28      	43	    136
Acquisition and retirement of common stock		              (972)      	0       0
                                                        ------------------------
Net cash used by financing activities	                 	(5,187) 	(2,931)	(1,961)
                                                        ------------------------
Increase in cash and cash equivalents		                     59	   1,293    	775
Cash and cash equivalents at beginning of year		         2,068     	775	      0
                                                        ------------------------
Cash and cash equivalents at end of year	              	$2,127  	$2,068 	$  775
                                                        ========================

15. Commitments and Contingent Liabilities

     The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

     Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $10,467 of life, accident and health insurance in force at December 31, 1996. In accordance with state insurance laws, this subsidiary is capitalized at $5,581.

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

                                1996       	1995	       1994
                              --------------------------------
Balance, January 1           		$6,626     	$7,477     	$2,940
Loans or advances	             	2,775        	144	      5,971
Repayments	                   	(1,420)      	(995)	    (1,434)
                              --------------------------------
Balance, December 31	         	$7,981     	$6,626     	$7,477
                              ================================


                                  (38)

17. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                              	Three months ended
                                    	 Mar. 31 	Jun. 30 	 Sept. 30  Dec. 31
                                     --------------------------------------
1996
Interest income	                     	$9,585   	$9,652   	$9,890   	$10,146
Interest expense                     		3,972    	3,928    	4,131     	4,345
                                     ---------------------------------------
Net interest income	                 	$5,613   	$5,724   	$5,759   	$ 5,801
Provision for possible credit losses		    99	       99	      158	       393
Other income                         		1,080    	1,199    	1,312	     1,278
Other expenses	                       	4,176    	4,385    	4,268     	4,565
                                      --------------------------------------
Income before income taxes	          	$2,418   	$2,439   	$2,645   	$ 2,121
Applicable income taxes		                819      	821      	839       	665
                                      --------------------------------------
Net income	                          	$1,599   	$1,618   	$1,806   	$ 1,456
                                      ======================================
Earnings per share		                   $0.25	    $0.25    	$0.28     	$0.22
                                      ======================================

	Three months ended
	March 31	June 30	September 30	December 31
1995
Interest income		                     $8,847   	$9,220    $9,498    	$9,709
Interest expense		                     3,364	    3,589	    3,810	     3,958
                                      --------------------------------------
Net interest income		                 $5,483   	$5,631   	$5,688    	$5,751
Provision for possible credit losses		    30      	(30)       	0         	0
Other income		                           949      	987	    1,078     	1,276
Restructuring expense		                    0      	819      	266         	0
Other expenses		                       4,305    	4,332    	4,048     	4,620
                                      --------------------------------------
Income before income taxes          		$2,097   	$1,497   	$2,452    	$2,407
Applicable income taxes		                698      	467      	850       	834
                                      --------------------------------------
Net income		                          $1,399   	$1,030   	$1,602    	$1,573
                                      ======================================
Earnings per share	                   	$0.21    	$0.16    	$0.25     	$0.24
                                      ======================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                  (39)

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 29, 1997, from pages 2 through 6.

     Effective June 1, 1996, Richard G. Stanton, President and Chief Executive Officer of First United Corporation since 1987, Chairman of the Board of First United Corporation since 1990 and First United National Bank & Trust since 1987, retired. In his succession, William B. Grant was appointed Chairman of the Board and Chief Executive Officer of First United Corporation. Robert W. Kurtz was appointed President and Chief Operating Officer of the Corporation.

Executive Officers of the Registrant are:

      NAME	                                 POSITION                      	AGE

William B. Grant                  	Chairman of the Board and              	43
                                  	Chief Executive Officer

Robert W. Kurtz                   	President and	                          50
                                  	Chief Financial Officer

Benjamin W. Ridder	                Executive Vice President and           	55
                                  	Director of Retail Banking

No family relationships, as defined by the rules and regulations of the Securities and Exchange Commission, exist among any of the Directors, Nominees, or Executive Officers.

All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Mr. Grant has been Chairman of the Board and Chief Executive Officer since 1996. Previously, he had been Secretary of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

Mr. Kurtz has been President of First United Corporation since 1996 and Chief Financial Officer since 1997. Previously, he had been Chief Operating Officer of First United Corporation since 1996, Treasurer of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

Mr. Ridder has been Executive Vice President and Director of Retail Banking of First United Corporation since 1997. Previously, he had been Senior Vice President of the Corporation since 1987.

OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT ARE:

         NAME	                             POSITION                      	AGE

Jeannette R. Fitzwater	           Senior Vice President and	               36
                                 	Director of Human Resources

Philip D. Frantz                 	Senior Vice President and	               36
                                 	Director of Operations & Support

Steven M. Lantz                  	Senior Vice President and	               40
                                 	Director of Lending

Eugene D. Helbig, Jr.	            Senior Vice President	                   44
                                 	Senior Trust Officer

Frederick A. Thayer IV	           Senior Vice President	                   38
                                 	Director of Sales


                                   (40)

Mrs. Fitzwater was appointed Senior Vice President and Director of Human Resources in 1997. She had been First Vice President, Director of Marketing and Regional Sales Manager of First United National Bank & Trust since 1994.

Mr. Frantz was appointed Senior Vice President in 1993 and previously had been the Controller of the organization since 1988. He was appointed Director of Operations & Support of the Corporation in 1997.

Mr. Lantz was appointed Senior Vice President and Director of Lending of the Corporation in 1997. He had been First Vice President and Commercial Services Manager of First United National Bank & Trust since 1993.

Mr. Helbig was appointed Senior Vice President in 1997 and Senior Trust Officer in 1993. He had been a First Vice President since 1993.

Mr. Thayer was appointed Senior Vice President and Director of Sales in 1997. Previously, he had been First Vice President, Regional Executive Officer and Regional Sales Manager of First United National Bank & Trust since 1995.

Item 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 29, 1997.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 29, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from page 6 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 29, 1997, and from Note 15 on page 33 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

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

(3) Listing of Exhibits.

None

21.1-Subsidiaries of the Corporation, incorporated by reference on pages 1-4 of this Form 10-K.

(b) The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                 (41)

                                 (42)

                                Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         	First United Corporation

                                         	By:

                                         /S/ WILLIAM B. GRANT

                                         	William B. Grant
       	                                  Chairman of the Board
      	                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                                  Signatures
/S/ DAVID J. BEACHY                             /S/ ANDREW E. MANCE, MD
-------------------------------                 -----------------------------
(David J. Beachy) Director                      (Dr. Andrew E. Mance) Director


/S/ DONALD M. BROWNING                          /S/ DONALD E. MORAN
-------------------------------                 ------------------------------
(Donald M. Browning) Director                   (Donald E. Moran) Director


/S/ REX W. BURTON                               /S/ RICHARD G. STANTON
--------------------------------                ------------------------------
(Rex W. Burton) Director                        (Richard G. Stanton) Director


/S/ RICHARD D. DAILEY, JR.                      /S/ I. ROBERT RUDY
---------------------------------               -------------------------------
(Richard D. Dailey, Jr.) Director               (I. Robert Rudy) Director


/S/ PAUL COX, JR.                               /S/ ROBERT G. STUCK
---------------------------------               -------------------------------
(Paul Cox, Jr.) Director                        (Robert G. Stuck) Director



/S/ FREDERICK A. THAYER, III                    /S/ JAMES F. SCARPELLI, SR.
---------------------------------               -------------------------------
(Frederick A. Thayer, III) Director            (James F. Scarpelli, Sr) Director



/S/ ROBERT W. KURTZ                              /S/ KAREN F. SPIKER
--------------------------------                -------------------------------
(Robert W. Kurtz) Director                       (Karen F. Spiker) Director


/S/ MAYNARD G. GROSSNICKLE                       /S/ ELAINE L. MCDONALD
--------------------------------                -------------------------------
(Maynard G. Grossnickle) Director                (Elaine L. McDonald) Director


/S/ RAYMOND F. HINKLE
-------------------------------
(Raymond F. Hinkle) Director



                                  (43)