Form 10-Q
period 1997-03-30
FIRST UNITED CORP/MD/
filed 1997-05-15
CIK 763907

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1997

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

(301) 334-4715
Registrant's telephone number, including area code

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

Common stock, $.01 Par value--6,391,880 shares outstanding as of March 31, 1997 Preferred stock, No par value-No shares outstanding as of March 31, 1997.






                              INDEX
                    FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1997
(Unaudited), December 31, 1996, and March 31, 1996
(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1997 and 1996.

     Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1997 and 1996.

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

SIGNATURES









FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    Mar. 31,  Dec. 31, Mar. 31,
Assets                                1997      1996     1996
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $21,307  $15,307  $15,978
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities       18,023   20,576   15,493
        Obl. of other U S Gov. Agen.   33,599   36,182   37,343
        Obl. of St. and Loc. Govt       6,820    6,956    5,508
        Other investments              19,025   19,997   23,583
                                      --------------------------

            Total available-for-sale   77,467   83,711   81,927

            Held-to-maturity:

        Obl. of other U S Govt Agen     1,515    1,518    1,528
        Obl. of St. and Loc. Govt       8,620    8,362    4,748
        Other investments              16,078   16,477   15,884
                                      ---------------------------
            Total held-to-maturity     26,213   26,357   22,160
                                      ---------------------------
        Total investment securities   103,680  110,068  104,087

    Federal funds sold                      0      900        0

    Loans                             395,025  382,780  356,417
    Reserve for poss. credit losses    (2,181)  (2,186)  (2,164)
                                      ---------------------------
               Net loans              392,844  380,594  354,253

    Bank premises and equipment         9,399    9,331    9,392

    Acc. int. Rec. and other assets     6,947    7,421    6,136
                                     ----------------------------
          Total Assets               $534,177 $523,621 $489,846
                                     ============================

* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction

FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    Mar. 31, Dec. 31, Mar. 31,
                                      1997     1996     1996
                                   (Unaudited)  (*)  (Unaudited)
Liabiliities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 54,113 $ 52,530 $ 46,830
        Interest bearing deposits     411,430  400,009  380,462
                                     ---------------------------
           Total deposits             465,543  452,539  427,292
    Reserve for taxes, int., &
        Other liabilities               4,470    8,000    5,159
    Fed funds purchased & other
        borrowed money                  6,500    5,365    1,300
    Dividends payable                     900      902      846
                                     ----------------------------
          Total  Liabitities          477,413  466,806  434,597

Shareholder's Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares
    -
    Capital Stock -par value $.01 per share:
    Authorized 12,000 shares; issued and
    outstanding 6,392 shares at March 31,
    1997, 6,442 outstanding at December
    31, 1996, and 6,506 outstanding at
    March 31, 1996                    	   64       64       65

    Surplus                            25,994   26,661   27,314

    Retained earnings                  30,753   29,877   27,908

    Unrealized (loss)gain on
    available-for-sale securities
        net of taxes                      (47)     213      (38)
                                      ---------------------------
          Total Shareholder's Equity   56,764   56,815    55,249
                                     ---------------------------
          Total Liabilities and
          Shareholder's Equity       $534,177 $523,621  $489,846
                                     ============================



                              -04-

* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction










































FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)
                                              Three  Months
                                              Ended March 31,
                                              1997        1996
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $  8,761     $ 8,093
Interest on investment securities:
        Taxable                              1,413       1,310
        Exempt from federal income tax         180         119
                                            --------------------
                                             1,593       1,429
Interest on federal funds sold                  27          63
                                            --------------------
                Total interest income       10,381       9,585
Interest expense
  Interest on deposits:
        Savings                                289         462
        Interest-bearing transaction acct.     646         694
        Time, $100,000 or more                 535         469
        Other time                           2,834       2,322
        Interest on fed funds purchased
             & other borrowed money             93          25
                                            --------------------
                Total interest expense       4,397       3,972
                                            --------------------
                Net interest income          5,984       5,613
Provision for possible credit losses           124          99
                                            --------------------
Net interest income after provision
     for possible credit losses              5,860       5,514

Other operating income
        Trust department income               $345        $300
        Service charges on deposit accts.      434         395
        Insurance premium income                73          76
        Other income                           348         309
                                             --------------------
        Total other operating income         1,200       1,080




                                   									  Three  Months
                                              Ended March 31,
                                              1997        1996
                                            -------------------
                                                (Unaudited)

Other operating expenses
        Salaries and employees benefits      2,404       2,218
        Occupancy expense of premises          239         277
        Equipment expense                      441         336
        Data processing expense                145         139
        Deposit assess. and related fees        47          19
        Restructing charge	               			  350	          0
   Other expense                             1,377       1,187
                                            ---------------------
           Total other operating expenses    5,003       4,176
                                            ---------------------
        Income before income taxes           2,057       2,418
                Applicable income taxes       (681)       (819)
                                            ---------------------
                      Net income            $1,376      $1,599

                                            =====================
                 Earnings per share          $0.21       $0.25
                                            =====================


See Notes to Unaudited consolidated financial statements.





















FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)                                Three Months
                                             Ended March 31,
                                               1997    1996
                                          --------------------
                                               (Unaudited)
Operating activities
Net Income                                 $ 1,376    $ 1,599
Adjustments to reconcile net income to net
cash provided by operating activities:
     Provision for possible credit losses      124         99
     Provision for depreciation                343        318
     Net accretion & amortization of investment
          security discounts & premiums         60        118
      Decrease in accrued interest
          & other receivables.                 474        802
     (Decrease)increase in accrued interest
          & other payables                    (897)     2,934
                                          --------------------
Net cash provided by operating activities    1,480      5,870
                                          --------------------

Investing activities
Proceeds from maturities of available-for-
     sale securities                        23,284     17,255
Purchases of available-for-sale securities (18,328) (23,379) Proceeds form maturities of held-to-maturity
     securities                              2,641        462
Purchases of held-to-maturity securities    (1,529)    (2,620)
Net (increase) decrease in loans           (12,374)     4,112
Purchases of premises & equipment             (411)      (105)
                                           -------------------
Net cash used in investing activities       (6,717)    (4,275)
                                           -------------------
Financing activities
(Decrease)in Fed Fund Purchased
     and Other Borrowed Money             $ (1,500)    (3,000)
Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts       1,370     (2,693)
Net increase in certificates of deposits    11,634      5,691
Cash dividends paid or declared               (500)    (5,756)
Proceeds from issuance of capital stock        172      4,130
Repurchases and retirement of Common Stock    (839)         0
                                           -------------------



						                                    			 Three Months
                                             Ended March 31,
                                               1997    1996
                                          ---------------------


Net cash provided (used) by               ---------------------
     financing activities                   10,337      (1,628)
                                          --------------------
Cash and cash equivalents at beg. of qtr.   16,207      16,011
Increase (decrease) in cash & cash equiv.    5,100         (33)

                                          --------------------
Cash & cash equivalents at end of period  $ 21,307    $ 15,978
                                          ====================



See Notes to unaudited consolidated financial statements.





























FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 1997

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Earnings per share are based on the weighted average number of shares outstanding of 6,411 and 6,505 for the three months ended March 31, 1997 and 1996.

Part   I.	Financial Information
Item II.	Management's Discussion and Analysis

Consolidated net earnings for the quarter totaled $1.376 million, which is $.223 million less than was recorded for the first quarter of 1996. This translates into $.21 per share for the current period. For the same quarter of 1996, each share earned $.25. Return on average equity (ROAE) fell from 11.48 percent, at December 31, 1996, to 9.68 percent as of March 31, 1997. These decreases are a result of the continuation of the Corporation's process improvement program. The Company engaged the services of Alex Sheshunoff Management Services, Inc., a highly respected financial consulting group, to facilitate this process. Based on the recommendations of the Alex Sheshunoff Management Group, Inc. and the vision of executive management, several positions in the organization were changed, new positions were created, and a few positions were eliminated. All employees were offered a generous severance package during the restructuring process, and 56 employees chose to accept this package. Throughout this process First United National Bank & Trust maintained its tradition of no lay-offs affecting its employees. For those employees accepting the voluntary severance package, the Board of Directors authorized a total of $350,000 to be charged against earnings during the first quarter of 1997.

The efficiency ratio is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue, excluding nonrecurring items and securities gains and losses. The Corporation's efficiency ratio was -68.25 percent for the period ended March 31, 1997. This represents an increase from year end 1996 when the ratio was -61.48. This increase was due to a rise in non-interest expense and a slowly declining net interest margin. Salaries and employee benefits expense increased from $2.218 million in March, 1996 to $2.404 million in March, 1997. Noninterest expense also was impacted this quarter by a $.450 million charge. This $.450 million was comprised of $.100 million for consulting fees related to the process improvement project as previously mentioned and $.350 million for employee voluntary severance. Income from fiduciary services increased by $45,000 to $345,000 in the first quarter of 1997 compared to the first quarter of 1996. Noninterest income and noninterest expense in 1997 were $1.200 million and $5.003 million compared to $1.080 million and $4.176 million in 1996.

Interest expense increased $.425 million from the same quarter last year. As interest rates continue to rise, it is of utmost importance that the Company takes advantage of increasing the deposit base which is a less expensive source of funding to support loan growth versus other sources.

In the first quarter of 1996, the Corporation was successful in increasing its deposit base through various deposit campaigns and competitive pricing strategies. Likewise, deposits have exhibited growth beyond first quarter 1997 predictions. Since year end 1996, total deposits have increased $13.00 million to $465.54 million.

Net interest income for the first three months of 1997
increased 6.61 percent from the same period in 1996, to $5.984 million. Because interest expense has increased, coupled with the $.450 million charge to non-interest expense as previously noted, ROAA declined to 1.05 percent at March 31, 1997 compared to 1.32 percent March 31, 1996. The result was a Corporate net interest margin of 4.95 percent in comparison to the interest margin of 5.05 percent at the end of year 1996. The 4.95 percent net interest margin is within the expectations of the Corporation, as deposit costs increase and market conditions continue to cause us to reevaluate our margin on loans.

The provision for possible credit losses was $0.124 million for the first three months of 1997 compared to $0.099 million for the same period in 1996. Net charge-offs for the first quarter were $0.129 million, which equates to 0.03 percent of our net loan total of $392.844 million. First United Corporation continues to place strong emphasis on maintaining a top quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.


Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                          	March 31, 1997
		  							                               	---------------

Balance at the Beginning of the period				     $2,186
Charge-offs:
   Domestic:
	Commercial, financial and agricultural		 	        16
Real estate-mortgage						                         61
Installment loans to individuals                   74
                                              -----------
	                                    										   151
										                                    -----------

                                               March 31, 1997
										                                     ---------------

Recoveries:
 Domestic:
	Commercial, financial and agricultural                 6
Installment loans to individuals                       16
                                                 ------------
                                                       22
                                                 ------------
Net charge-offs								                               129
         									                               ------------
Additions charged to operations                       124
  										                                     -----------
Balance at end of period                           $2,181
                                                 ===========
Ratio of net charge-offs during the period to
 average loans outstanding during the period			     .03%
                                                 ===========

Risk Elements of Loan Portfolio

The following table provides a comparison of the Risk
Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. FUNB&T has no foreign loans or loans defined as troubled debt restructurings. Further, the bank has no potential problem loans other than those in the table below. FUNB&T's non-accrual loans decreased $.252M in the first quarter of 1997 from the year-end total of $.976M. This decrease was primarily due to a single residential mortgage loan that was moved from non-accrual status to accrual status as a result of the debtor paying all arrearages and demonstrating the capacity to make scheduled payments.


                                                      	Mar 31  Dec. 31
                                                        1997     1996
                                                       	---------------

	on-accrual loans	                                 					$724	   	$976
	Accruing loans past due 90 days or more		               481	   	 659
	Restructed Loans                                          0   		   0

Information with respect to non-accrual loans at March 31, 1997 is as follows:

	Non-accrual Loans                                     	$724	   	$976
	Interest income that would have been recorded
        original terms                                    16   		  70
	Interest income recorded during the period                7		     33

    	First United opened its newest supermarket community office on January 29, 1997. This office is located in the new Martin's Food Store on Foxcroft Avenue in Martinsburg, WV. This is the fourth supermarket office opened by the First United family of community banks.

     A strength of First United is its capital position.
Shareholders' equity increased to $56.764 million, a 2.74 percent increase from the first quarter of 1996, which was $55.249 million. Risk based capital, another measurement of stability and security was 17.00 percent, which far surpasses the regulatory minimum of 8.00 percent.

     The Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock in August of 1996. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of March 31, 1997, 114,401 shares have been repurchased and retired under the plan authorized by the Board of Directors.

     The Corporation paid a cash dividend of .14 on February 1, 1997, and on March 26, 1997, declared another dividend of equal amount, to be paid May 1, 1997, to shareholders on record at April 17, 1997.

Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

     First United Corporation's annual meeting of shareholders was held on April 29, 1997. Items ratified by the 1997 proxy vote included the election of directors and the appointment of Ernst & Young LLP as the independent auditors of First United Corporation. Results of 1997 proxy vote were:

                # of Shares
			             Eligible to
                    Vote	    	   For       Against      Abstain
               --------------------------------------------------
  Directors      5,761,637  	 3,294,383     22,027
  Ernst & Young  6,443,923	   3,946,811      9,453       42,150


Item   5.   Other Information.

                  None.

Item   6.   Exhibits and Reports on Form 8-K.

               The Company did not file any reports on Form
               8-K for the period ending March 31, 1997.

                         SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      05/14/97        /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          & Chief Executive Officer



Date      05/14/97        /s/   ROBERT W. KURTZ
         ----------      ----------------------------------------
                          Robert W. Kurtz, President, Secretary,
                          & Chief Financial Officer