Form 10-Q
period 1997-06-30
FIRST UNITED CORP/MD/
filed 1997-08-14
CIK 763907

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1997

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

Common stock, $.01 Par value--6,346,514 shares outstanding as of June 30, 1997 Preferred stock, No par value--No shares outstanding as of June 30, 1997.














                                    INDEX
                           FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1997
(Unaudited), December 31, 1996, and June 30, 1996(Unaudited).

     Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1997 and 1996 and three months ended June 30, 1997 and 1996.

     Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1997 and 1996.

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

SIGNATURES























FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    June 30,  Dec. 31, June 30,
Assets                                1997      1996     1996
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $19,114  $15,307  $15,767
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities       17,082   20,576   17,651
        Obl. of other U S Gov. Agen.   28,643   36,182   35,057
        Obl. of St. and Loc. Govt       6,365    6,956    5,824
        Other investments              18,182   19,997   22,436
                                       -------------------------

            Total available-for-sale   70,272   83,711   80,968

            Held-to-maturity:

        Obl. of other U S Govt Agen     1,511    1,518    1,497
        Obl. of St. and Loc. Govt      10,025    8,362    5,458
        Other investments              15,162   16,477   14,186
                                      ---------------------------
            Total held-to-maturity     26,698   26,357   21,141
                                      ---------------------------
        Total investment securities    96,970  110,068   102,109

    Federal funds sold                  1,900      900    2,020

    Loans                             414,863  382,780  359,420
    Reserve for poss. credit losses    (2,188)  (2,186)  (2,172)
                                      ---------------------------
               Net loans              412,675  380,594  357,248

    Bank premises and equipment         9,272    9,331    9,195

    Acc. int. Rec. and other assets     7,566    7,421    6,056
                                     ----------------------------
          Total Assets               $547,497 $523,621 $492,395
                                     ============================

* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction








FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    June 30, Dec. 31, June 30,
                                      1997     1996     1996
                                   (Unaudited)  (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 57,718 $ 52,530 $ 48,058
        Interest bearing deposits     414,663  400,009  383,396
                                     ---------------------------
           Total deposits             472,381  452,539  431,454
    Reserve for taxes, int., &
        Other liabilities               4,849    5,365    4,003
    Fed funds purchased & other
        borrowed money                 13,000    8,000      585
    Dividends payable                       0      902        0
                                     ----------------------------
          Total  Liabilities          490,230  466,806  436,042

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 12,000 shares; issued and
    outstanding 6,346 shares at June 30,
    1997, 6,442 outstanding at December
    31, 1996, and 6,506 outstanding at
    June 30, 1996                         63       64       65

    Surplus                            25,035   26,661   27,314

    Retained earnings                  32,013   29,877   29,527

    Unrealized gain (loss) on
    available-for-sale securities
        net of taxes                      156      213     (553)
                                      ---------------------------
          Total Shareholders' Equity   57,267   56,815    56,353
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $547,497 $523,621  $492,395
                                     ============================


* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction



FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Six  Months
                                              Ended June 30,
                                              1997        1996
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 17,836    $ 16,149
Interest on investment securities:
        Taxable                              2,733       2,756
        Exempt from federal income tax         362         252
                                            --------------------
                                             3,095       3,008
Interest on federal funds sold                  53          80
                                            --------------------
                Total interest income       20,984      19,237
Interest expense
  Interest on deposits:
        Savings                                586         917
        Interest-bearing transaction acct.   1,345       1,355
        Time, $100,000 or more               1,119         901
        Other time                           5,770       4,670
        Interest on fed funds purchased
             & other borrowed money            125          57
                                            --------------------
                Total interest expense       8,945       7,900
                                            --------------------
                Net interest income         12,039      11,337
Provision for possible credit losses           247         198
                                            --------------------
Net interest income after provision
     for possible credit losses             11,792      11,139

Other operating income
        Trust department income                690         600
        Service charges on deposit accts.      904         838
        Insurance premium income               146         143
        Other income                         1,217         698
                                             --------------------
        Total other operating income         2,957       2,279

Other operating expenses
        Salaries and employees benefits      4,771       4,456
        Occupancy expense of premises          492         637
        Equipment expense                      830         688
        Data processing expense                295         269
        Deposit assess. and related fees        90          47
        Other expense                        4,281       2,464
                                            --------------------
           Total other operating expenses   10,205       8,561
                                            --------------------
        Income before income taxes           4,544       4,857
                Applicable income taxes     (1,471)     (1,640)
                                            --------------------
                      Net income            $3,073       $3,217
                                            ====================
                 Earnings per share         $0.48        $0.49
                                            ====================
See Notes to Unaudited consolidated financial statements.
                                    -05-

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)         Three  Months
                                              Ended June 30,
                                              1997        1996
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                 $ 9,075     $ 8,056
Interest on investment securities:
        Taxable                              1,320       1,446
        Exempt from federal income tax         182         133
                                            -------------------
                                             1,502       1,579
Interest on federal funds sold                  26          17
                                            -------------------
                Total interest income       10,603       9,652
Interest expense
  Interest on deposits:
        Savings                                297         455
        Interest-bearing transaction acct.     699         661
        Time, $100,000 or more                 584         432
        Other time                           2,936       2,348
        Interest on fed funds purchased
             & other borrowed money             32          32
                                            -------------------
                Total interest expense       4,548       3,928
                                            -------------------
                Net interest income          6,055       5,724
Provision for possible credit losses           123          99
                                            -------------------
Net interest income after provision
     for possible credit losses              5,932       5,625

Other operating income
        Trust department income                345         300
        Service charges on deposit accts.      470         443
        Insurance premium income                73          67
        Other income                           869         389
                                             ------------------
        Total other operating income         1,757       1,199

Other operating expenses
        Salaries and employees benefits      2,366       2,238
        Occupancy expense of premises          253         360
        Equipment expense                      389         352
        Data processing expense                150         130
        Deposit assess. and related fees        43          28
        Other expense                        2,001       1,277
                                            ---------------------
           Total other operating expenses    5,202       4,385
                                            ---------------------
        Income before income taxes           2,487       2,439
                Applicable income taxes       (790)       (821)
                                            ---------------------
                      Net income             $1,697      $1,618
                                            =====================
                 Earnings per share          $0.27       $0.25
                                            =====================
See Notes to Unaudited consolidated financial statements.

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Six Months
                                                Ended June 30,
                                                 1997    1996
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 3,073    $ 3,217
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           247        198
  Provision for depreciation                     711        642
  Net accretion & amortization of investment
       security discounts & premiums            (126)       221
  Realized gain on sale
       of investment securities                    -         12
  (Increase) decrease in acc. interest
       & other receivables.                     (145)       882
  (Decrease)in accrued interest
       & other payables                       (1,418)      (368)
                                            --------------------
Net cash provided by operating activities      2,342      4,804

Investing activities
Proceeds from maturities of available-for-
     sale securities                          46,260     26,874
Purchases of available-for-sale securities (33,700) (32,019) Proceeds form maturities of held-to-maturity
     securities                                3,951      2,588
Purchases of held-to-maturity securities      (3,345)    (4,380)
Net (increase) decrease in loans             (32,328)     1,018
Purchases of premises & equipment               (652)      (232)
                                             -------------------
Net cash used in investing activities       ($19,814)    (6,151)

Financing activities
Increase(decrease)in Fed Fund Purchased
     and Other Borrowed Money                  $5,000    ($2,415)
Net increase in demand deposits,
     NOW accounts and savings accounts          5,047      1,101
Net increase in certificates of deposits       14,793      6,059
Cash dividends paid or declared                  (935)    (1,651)
Proceeds from issuance of capital stock           105         29
Acquisition and retirement of Common Stock     (1,731)         0
 Net cash provided by                         -------------------
     financing activities                      22,279      3,123

Cash and cash equivalents at beg. of year      16,207     16,011
Increase in cash & cash equiv.                  4,807      1,776
                                             --------------------
Cash & cash equivalents at end of period     $ 21,014   $ 17,787
                                             ====================



See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 1997

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  Earnings per share are based on the weighted average number of shares outstanding of 6,392 and 6,506 for the six months ended
June 30, 1997 and 1996.

































Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

     Consolidated net income for the quarter ended June 30, 1997 totaled $1.697 million, which is $.079 million more than was recorded for the second quarter of 1996. This translates into $.28 per share for the current period. For the same quarter of 1996, each share earned $.25. Consolidated net income for the six month period ended June 30, 1997 totaled $3.073 million, which is $.14 million less than was recorded for the same period of 1996. This translates into $.48 per share for the year. For the same period of 1996, each share earned $.49. Return on Average Equity (ROAE) decreased from 11.48 percent, at December 31, 1996, to 10.82 percent as of June 30, 1997.

     The decrease in net income, Return on Average Equity and other key ratios, are the direct result of the Corporation's process improvement program. The Company engaged the services of Alex Sheshunoff Management Services, Inc., a highly respected financial consulting group, to facilitate this process. Based on the recommendations of the Alex Shesunoff Management group, Inc. and the vision of executive management, several positions in the organization were changed, new positions were created, and a few positions were eliminated. All employees were offered a severance package during the restructuring process, and 63 employees chose to accept this package. Throughout this process First United National Bank & Trust maintained its tradition of no lay-offs affecting its employees. For those employees accepting the voluntary severance package, the Board of Directors authorized a total of $554,000 to be charged against earnings during the first six months of 1997.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was -66.70 percent for the period ended June 30, 1997. This represents a decline from year end 1996 when the ratio was -61.48%. The decline in our efficiency ratio was again primarily attributed to the process improvement project discussed above. Adjusting for the $.554 million severance package and the $.250 million paid to Alex Shesunoff in the first half of 1997, the efficiency ratio would have been -61.45%.

    Income from fiduciary services increased by $90,000 to $690,000 for the six months ended June 30, 1997 compared to the same time period in 1996. The increase in salaries and employee benefits expense from $ 4.456 million in June, 1996 to $ 4.771 million in June, 1997 was the result of the severance program offered to employees as part of the process improvement. These expense items should decline in 1998 because of management's actions in 1997. Other Operating Income and Other Operating Expense in 1996.



     The growth exhibited by the loan portfolio in the second quarter is among the best the Corporation has ever recorded. In the second quarter, net loans grew $19.831 million to a total of $412.675 million. The growth for the same quarter of 1996 was $2.995 million, bringing the total to $357.248 million. Year to date, loans have grown $32.081 million. As a result of our remarkable loan growth, interest income at June 30, 1997 was $20.984 million compared to $19.237 June 30, 1996. This total represents an increase of $1.747 million or 9.08%.

     The corporation's interest expense as of June 30, 1997 was $1.045 higher than was recorded for the same period in 1996. Interest expense increased $.620 million from the same quarter last year. During the first six months of 1997, the Corporation was successful in increasing its deposit base through various deposit campaigns and competitive pricing strategies. Consequently, deposits have exhibited growth beyond management projections. Since December 31, 1996, total deposits have increased $19.842 million to $472.381 million. As always, it is of utmost importance that we take advantage of increasing our deposit base, which is a less expensive source of funding to support loan growth versus other sources.

     Net interest income for the first six months of 1997 increased 6.19 percent from the same period in 1996, to $12.039 million. The result was a Corporate net interest margin of 4.94 percent in comparison to the net interest margin of 4.97 percent at the end of year 1996. The 4.94 percent net interest margin is comparable with the results achieved at year end 1996. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Because interest expense has increased, coupled with the expenses associated with the process improvement program, our Return on Average Assets
(ROAA) dropped to 1.16% at June 30, 1997 compared to 1.32% at June 30, 1996.

     The provision for possible credit losses was $0.247 million for the first six months of 1997 compared to $.198 million for the same period in 1996. Net charge-offs for the first six months were $0.245 million, which equates to 0.06 percent of our net loan total of $412.675 million. First United Corporation continues to place strong emphasis on maintaining a quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                            June 30, 1997
                                           ---------------
Balance at the Beginning of the period         $2,186
Charge-offs:
   Domestic:
    Commercial, financial and agricultural         54
    Real estate - mortgage                        122
    Installment loans to individuals              127
                                           ----------------
                                                  303
                                           ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural         10
    Real estate - mortgage                          8
    Installment loans to individuals               40
                                            ---------------
                                                   58
                                            ---------------
Net Charge-offs                                   245
                                            ---------------
Additions charged to operations                   247
                                            ---------------
Balance at end of period                        $2,188
                                            ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period             .06%
                                            ===============

Risk Elements of Loan Portfolio

     The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings.
Further, the Bank has no potential problem loans other than those in the table below. FUNB&T's non-accrual loans decreased $.393 million in the first half of 1997 from the year end total of $.976 million. This decrease was primarily due to a single residential mortgage loan that was moved from non-accrual status to accrual status as a result of the debtor paying all arrearages and demonstrating the capacity to make scheduled payments when due.

                                             June 30      Dec. 31
                                               1997         1996
                                            -----------------------
     Non-accrual loans                          $583         $976
     Accruing loans past due 90 days or more   1,008          659
     Restructured Loans                            0            0

Information with respect to non-accrual loans at June 30, 1997 is as follows:

     Non-accrual Loans                           $583        $976
     Interest income that would have been recorded
       under original terms                        27          70
     Interest income recorded during the period     2          33


    First United opened its newest supermarket community office on January 29, 1997. This office is located in the Martin's Food Store on Foxcroft Avenue in Martinsburg, WV. This is the fourth supermarket office opened by the First United family of community banks.

     A strength of First United is its capital position. Shareholders' equity increased to $57.267 million, a 1.62 percent increase from the second quarter of 1996, which was $56.353 million. Risk based capital, which is an expression of the Corporation's stability and security was 16.14 percent, which is excess of the regulatory minimum of 8.00 percent.

    On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5% of the outstanding shares of First United Corporation at a price management deems appropriate. As of June 30, 1997, the Corporation has repurchased 160,017 shares at a price of $2.584 million. This represents 2.459% of the approved 5%.

   The Corporation paid cash dividends of $.14 on February 1, 1997 and May 1, 1997. On July 2,1997, the Corporation declared another dividend of equal amount, to be paid August 1, 1997, to shareholders on record at July 18, 1997.

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

               The Company did not file any reports on Form
               8-K for the period ending June 30, 1997.

                          SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      07/29/97          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      07/29/97          /s/   Robert W. Kurtz
         ----------      ----------------------------------------
                          Robert W Kurtz, President and Chief
                          Financial Officer