Form 10-Q
period 1997-09-30
FIRST UNITED CORP/MD/
filed 1997-11-14
CIK 763907

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1997

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

Common stock, $.01 Par value--6,287,542 shares outstanding as of September 30, 1997 Preferred stock, No par value--No shares outstanding as of September 30, 1997.














-01-



INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1997
(Unaudited), December 31, 1996, and September 30, 1996(Unaudited).

     Consolidated Statements of Income (Unaudited) - Nine months ended September 30, 1997 and 1996 and three months ended September 30, 1997 and 1996.

     Consolidated Statement of Cash Flows (Unaudited) - Nine months ended September 30, 1997 and 1996.

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

SIGNATURES























                              -02-


FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                               September 30,  Dec. 31, September 30,
Assets                                1997      1996      1996
                                   (Unaudited)   (*)   (Unaudited)
                                   -----------------------------

    Cash and due from banks           $15,269  $15,307   $22,004
    Investment securities:
            Available-for-sale:
        U.S. Treasury Securities       16,507   20,576    20,471
        Obl. of other U S Gov. Agen.   34,574   36,182    38,041
        Obl. of St. and Loc. Govt       6,361    6,956     6,150
        Other investments              21,767   19,997    21,420
                                       -------------------------
            Total available-for-sale   79,209   83,711    86,082

            Held-to-maturity:
        Obl. of other U S Govt Agen       -      1,518     1,521
        Obl. of St. and Loc. Govt       9,313    8,362     6,022
        Other investments              12,389   16,477    16,787
                                      ---------------------------
            Total held-to-maturity     21,702   26,357    24,330
                                      ---------------------------
        Total investment securities   100,911  110,068   110,412

    Federal funds sold                  3,300      900     2,197

    Loans                             429,973  382,780   374,043
    Reserve for poss. credit losses    (2,529)  (2,186)   (2,011)
                                      ---------------------------
               Net loans              427,444  380,594   372,032

    Bank premises and equipment         9,182    9,331     9,057

    Acc. int. Rec. and other assets     8,932    7,421     7,214
                                     ----------------------------
          Total Assets               $565,038 $523,621  $522,916
                                     ============================

* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction








                                      -03-






FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                 September 30, Dec. 31, September 30,
                                      1997      1996      1996
                                   (Unaudited)   (*)   (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 52,248 $ 52,530  $ 52,329
        Interest bearing deposits     445,634  400,009   399,807
                                     ---------------------------
           Total deposits             497,882  452,539   452,136
    Reserve for taxes, int., &
        Other liabilities               5,033    5,365     5,863
    Fed funds purchased & other
        borrowed money                  5,000    8,000     7,500
    Dividends payable                     885      902       845
                                     ----------------------------
          Total  Liabilities          508,800  466,806   466,344

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 12,000 shares; issued and
    outstanding 6,288 shares at September 30,
    1997, 6,442 outstanding at December
    31, 1996, and 6,490 outstanding at
    September 30, 1996                     63       64        65

    Surplus                            23,977   26,661    27,070

    Retained earnings                  31,898   29,877    29,630

    Unrealized gain (loss) on
    available-for-sale securities
        net of taxes                      300      213      (193)
                                      ---------------------------
          Total Shareholders' Equity   56,238   56,815     56,572
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $565,038 $523,621   $522,916
                                     ============================


* The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction



                                         -04-





FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)           Nine  Months
                                             Ended September 30,
                                              1997        1996
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 27,333    $ 24,392
Interest on investment securities:
        Taxable                              4,060       4,188
        Exempt from federal income tax         523         399
                                            --------------------
                                             4,583       4,587
Interest on federal funds sold                  93         148
                                            --------------------
                Total interest income       32,009      29,127
Interest expense
  Interest on deposits:
        Savings                                870       1,370
        Interest-bearing transaction acct.   2,118       2,051
        Time, $100,000 or more               1,818       1,390
        Other time                           8,814       7,160
        Interest on fed funds purchased
             & other borrowed money            212          60
                                            --------------------
                Total interest expense      13,832      12,031
                                            --------------------
                Net interest income         18,177      17,096
Provision for possible credit losses           623         356
                                            --------------------
Net interest income after provision
     for possible credit losses             17,554      16,740

Other operating income
        Trust department income              1,035         900
        Service charges on deposit accts.    1,635       1,285
        Insurance premium income               226         238
        Other income                         1,638       1,168
                                             --------------------
        Total other operating income         4,534       3,591

Other operating expenses
        Salaries and employees benefits      6,997       6,698
        Occupancy expense of premises          732         775
        Equipment expense                    1,248       1,078
        Data processing expense                429         418
        Deposit assess. and related fees       124          88
        Other expense                        5,527       3,772
                                            --------------------
           Total other operating expenses   15,057      12,829
                                            --------------------
        Income before income taxes           7,031       7,502
                Applicable income taxes     (2,309)     (2,479)
                                            --------------------
                      Net income            $4,722      $5,023
                                            ====================
                 Earnings per share         $ 0.74        $0.77
                                            ====================
See Notes to Unaudited consolidated financial statements.
                                            -05-
FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Three Months
                                            Ended September 30,
                                              1997      1996
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                 $ 9,497     $ 8,243
Interest on investment securities:
        Taxable                              1,327       1,432
        Exempt from federal income tax         161         147
                                            -------------------
                                             1,488       1,579
Interest on federal funds sold                  40          68
                                            -------------------
                Total interest income       11,025       9,890
Interest expense
  Interest on deposits:
        Savings                                284         453
        Interest-bearing transaction acct.     773         696
        Time, $100,000 or more                 699         489
        Other time                           3,044       2,490
        Interest on fed funds purchased
             & other borrowed money             87           3
                                            -------------------
                Total interest expense       4,887       4,131
                                            -------------------
                Net interest income          6,138       5,759
Provision for possible credit losses           376         158
                                            -------------------
Net interest income after provision
     for possible credit losses              5,762       5,601

Other operating income
        Trust department income                345         300
        Service charges on deposit accts.      731         447
        Insurance premium income                80          95
        Other income                           421         470
                                             ------------------
        Total other operating income         1,577       1,312

Other operating expenses
        Salaries and employees benefits      2,226       2,242
        Occupancy expense of premises          240         138
        Equipment expense                      418         390
        Data processing expense                134         149
        Deposit assess. and related fees        34          41
        Other expense                        1,800       1,308
                                            ---------------------
           Total other operating expenses    4,861       4,268
                                            ---------------------
        Income before income taxes           2,487       2,645
                Applicable income taxes       (838)       (839)
                                            ---------------------
                      Net income             $1,649      $1,806
                                            =====================
                 Earnings per share          $ 0.26       $0.28
                                            =====================
See Notes to Unaudited consolidated financial statements.
                                       -06-
FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                  Nine Months
                                                Ended September 30,
                                                 1997    1996
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 4,722    $ 5,023
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           623        356
  Provision for depreciation                   1,067        970
  Net accretion & amortization of investment
       security discounts & premiums            (142)       296
  Realized gain on sale
       of investment securities                    -         12
  Increase in acc. interest
       & other receivables.                   (1,511)      (276)
  (Decrease) increase in accrued interest
       & other payables                         (349)     2,337
                                            --------------------
Net cash provided by operating activities      4,410      8,718

Investing activities
Proceeds from maturities of available-for-
     sale securities                          50,429     39,098
Purchases of available-for-sale securities (42,020) (49,887) Proceeds form maturities of held-to-maturity
     securities                                4,808      3,097
Purchases of held-to-maturity securities      (3,866)    (7,266)
Net increase in loans                        (47,473)   (13,924)
Purchases of premises & equipment               (918)      (422)
                                             -------------------
Net cash used in investing activities       ($39,040)   (29,304)

Financing activities
(Decrease) increase in Fed Fund Purchased
     and Other Borrowed Money                 ($3,000)    $4,500
Net increase in demand deposits,
     NOW accounts and savings accounts          7,540      6,956
Net increase in certificates of deposits       37,802     20,886
Cash dividends paid or declared                (2,666)    (3,351)
Proceeds from issuance of capital stock           (18)      (215)
Acquisition and retirement of Common Stock     (2,666)         -
 Net cash provided by                         -------------------
     financing activities                      36,992     28,776

Cash and cash equivalents at beg. of year      16,207     16,011
Increase in cash & cash equiv.                  2,362      8,190
                                             --------------------
Cash & cash equivalents at end of period     $ 18,569   $ 24,201
                                             ====================



See Notes to unaudited consolidated financial statements.

                                            -07-

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 1997

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

  Earnings per share are based on the weighted average number of shares outstanding of 6,367 and 6,506 for the nine months ended
September 30, 1997 and 1996.

































                                       -08-

Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended September 30, 1997 totaled $1.649 million, which is $.157 million less than was recorded for the third quarter of 1996. This translates into $.26 per share for the current period. For the same quarter of 1996, each share earned $.28. Consolidated net income for the nine month period ended September 30, 1997 totaled $4.722 million, which is $.301 million less than was recorded for the same period of 1996. This translates into $.74 per share for the year. For the same period of 1996, each share earned $.77. Return on Average Equity (ROAE) decreased from 11.48 percent, at December 31, 1996, to 11.07 percent as of September 30, 1997.

   The decreases in net income, Return on Average Equity and other key ratios, are the direct result of the Corporation's process improvement program. The Company engaged the services of Alex Sheshunoff Management Services, Inc., a highly respected financial consulting group, to facilitate this process.
Based on the recommendations of the Alex Shesunoff Management group, Inc.
and the vision of executive management, several positions in the organization were changed, new positions were created, and a few positions were eliminated All employees were offered a severance package during the restructuring process and 63 employees chose to accept this package. Throughout this process First United National Bank & Trust maintained its tradition of no lay-offs affecting its employees. For those employees accepting the voluntary severance package, the Board of Directors authorized a total of $554,000 to be charged against earnings during the first six months of 1997.

   The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income plus the tax benefit of non-taxable securities and loans )excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 65.04 percent for the period ended September 30, 1997. This represents a decline from year end 1996 when the ratio was 61.48%. The decline in our efficiency ratio was again primarily attributed to the process improvement project discussed above. Adjusting for the $.554 million severance package and the $.250 million paid to Alex Shesunoff in the first half of 1997, the efficiency ratio would have been 61.57%.

   Income from fiduciary services increased by $.135 million to $1.035 million for the nine months ended September 30, 1997 compared to the same time period in 1996. The increase in salaries and employee benefits expense from $ 6.698 million in September, 1996 to $ 6.997 million in September, 1997 was the result of the severance program offered to employees as part of the process improvement. These expense items should decline in 1998 because of management's actions in 1997. Other Operating Income and Other Operating Expense in 1997 were $4.534 million and $15.066 million compared to $3.591 million and $12.829 million in 1996.




                                     -09-


     The growth exhibited by the loan portfolio in the third quarter continued to be strong. In the third quarter, net loans grew $14.769 million to a total of $427.444 million. The growth for the same quarter of 1996 was $14.784 million, bringing the total to $372.032 million. Year to date, loans have grown $46.850 million.
     As a result of our solid loan growth, interest income at September 30, 1997 was $32.009 million compared to $29.127 September 30, 1996. This total represents an increase of $2.882 million or 9.89%.

     The Corporation's interest expense as of September 30, 1997 was $1.801 higher than was recorded for the same period in 1996.
Interest expense increased $.756 million from the same quarter last year. During the first nine months of 1997, the Corporation was successful in increasing its deposit base through various deposit campaigns and competitive pricing strategies. Consequently, deposits have exhibited growth beyond management projections. Since December 31,1996, total deposits have increased $45.343 million to $497.882 million. During the first nine months of 1996, deposits grew from $425.277 million to $453.857 million or $28.580 million. The Corporation will strive to continue to increase its deposit base, which is a less expensive source of funding to support loan growth versus other sources.

     Net interest income for the first nine months of 1997 increased
6.32 percent from the same period in 1996, to $18.177 million.
The result was a Corporate net interest margin of 4.87 percent in comparison to the net interest margin of 4.97 percent at the end of year 1996. The 4.87 percent net interest margin is comparable with the results achieved at year end 1996. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause a reevaluation of acceptable margins on loans and deposits. Because interest expense has increased, coupled with the expenses associated with the process improvement program, Return on Average Assets ( ROAA ) dropped to 1.17 percent at September 30, 1997 compared to 1.32 percent at September 30, 1996.

  The provision for possible credit losses was $0.623 million for the first nine months of 1997 compared to $.356 million for the same period in 1996. A total provision of $.376 million was made during the third quarter primarily for the loan growth exhibited during the first three quarters of 1997. Net charge-offs for the nine months were $0.281 million, which equates to 0.07 percent of our net loan total of $427.444 million. During the first nine months of 1996, net charge-offs were $.465 million or 1.25% of our net loan total at September 30, 1996 of $372.032 million. First United Corporation continues to place strong emphasis on maintaining a quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                          September 30, 1997
                                           ---------------
Balance at the Beginning of the period         $2,186
Charge-offs:
    Commercial, financial and agricultural         65
    Real estate - mortgage                        168
    Installment loans to individuals              180
                                           ----------------
                                                  413
                                           ----------------
Recoveries:
    Commercial, financial and agricultural         33
    Real estate - mortgage                         39
    Installment loans to individuals               60
                                            ---------------
                                                  132
                                            ---------------
Net Charge-offs                                   281
                                            ---------------
Additions charged to operations                   623
                                            ---------------
Balance at end of period                        $2,528
                                            ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period             .07%
                                            ===============

Risk Elements of Loan Portfolio
	The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The
Bank has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank has no potential problem loans other than those in the table below. FUNB&T's non-accrual loans decreased $.564 million in the first three quarters of 1997 from the year end total of $.976 million. This decrease was primarily due to a single residential mortgage loan that was moved from non-accural status to accrual status as a result of the debtor paying all arrearages and demonstrating the capaicty to make scheduled payments when due.

                                            September 30   Dec. 31
                                               1997         1996
                                            -----------------------
     Non-accrual loans                          $412         $976
     Accruing loans past due 90 days or more   1,091          659
     Restructured Loans                            0            0

Information with respect to non-accrual loans at September 30, 1997 is as follows:

     Non-accrual Loans                           $412        $976
     Interest income that would have been recorded
       under original terms                        30          70
     Interest income recorded during the period     0          33

    First United opened its newest supermarket community office on January 29, 1997. This office is located in the Martin's Food Store on Foxcroft Avenue in Martinsburg, WV. This is the fourth supermarket office opened by the First United family of community banks.

  One strength of First United is its capital position. Shareholders' equity as of September 30, 1997 was equal to $56.238 million, comparable to the third quarter total of 1996, which was $56.572 million. Risk based capital, which is an expression of the Corporation's stability and security was 15.27 percent, which is in excess of the regulatory minimum of 8.00 percent.

   On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5% of the outstanding shares of First United Corporation at a price management deems appropriate. On a cumulative basis, the Corporation has repurchased 219,989 shares at a price of $3.665 million as of September 30, 1997. This represents 3.387% of the approved 5%.

   The Corporation paid cash dividends of $.14 on February 1, 1997, May 1, 1997 and August 1, 1997. On September 24,1997, the Corporation declared another dividend of equal amount, to be paid November 1, 1997, to shareholders on record at October 20, 1997.

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

               The Company did not file any reports on Form
               8-K for the period ending September 30, 1997.

                          SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      10/29/97          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      10/29/97          /s/   Robert W. Kurtz
         ----------      ----------------------------------------
                          Robert W Kurtz, President and Chief
                          Financial Officer