Form 10-K
period 1997-12-31
FIRST UNITED CORP/MD/
filed 1998-04-14
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION            FORM 10-K
WASHINGTON, DC 20549

(Mark One)

XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
        For the fiscal year ended December 31, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and(2) has been subject to such filing
requirements for the past 90 days. Yes   No XX

   Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. XX


    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998: Common Stock $.01 Par Value-$111,735,928


    The number of shares outstanding of the registrant's classes of common stock as of February 27, 1998: 6,250,961 Shares


Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 28, 1998, are incorporated by reference into Part III.



First United Corporation
Table of Contents

PART I
Item 1. Business.......................................................... 3
Item 2. Properties ....................................................... 5
Item 3. Legal Proceedings ................................................ 5
Item 4. Submission of Matters to a Vote of Security Holders............... 5

PART II
Item 5. Market for the Registrant's Common Stock and
        Related Shareholder Matters ...................................... 6
Item 6. Selected Financial Data .......................................... 7
Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ................................. 7-20
Item 7A. Quantitative and Qualitative Disclosure About Market Risk .......12
Item 8. Financial Statements and Supplementary Data .................. 21-39
Item 9. Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ......................... 39

PART III
Item 10. Directors and Executive Officers of the Registrant .......... 40-41
Item 11. Executive Compensation  ........................................ 41
Item 12. Security Ownership of Certain Beneficial Owners and Management . 41
Item 13. Certain Relationships and Related Transactions  ................ 41

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. 41
Signatures .............................................................. 43



                                   (2)
PART I
Item 1. BUSINESS

FIRST UNITED CORPORATION

    First United Corporation (the "Corporation") headquartered in Oakland, Maryland, is a one-bank holding com-pany with one non-bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1985. In 1995, the Corporation merged two of its three wholly owned banking subsidiaries, First United Bank of West Virginia, N.A. and Myersville Bank, with its other wholly owned banking subsidiary, First United National Bank & Trust.

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

    First United National Bank & Trust operates twenty-three banking offices, five facilities in Garrett County, Mary-land, six in Allegany County, Maryland, five in Washington County,Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia, one in Berkeley County, West Virginia and one in Hardy County, West Virginia. First United also operates a total of twenty-seven Automated Teller Machines (ATM's), seven of which are located Garrett County, Maryland, nine in Allegany County, Maryland, four in Washington County, Maryland, three in Frederick County, and one each Mineral, Hampshire, Berkeley and Hardy County in West Virginia. First United National Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United National Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United National Bank & Trust provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United National Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 1997, First United National Bank & Trust had total deposits of $500.06 million and total loans of $441.39 million. The total market value of assets under the supervision of the Trust Department was approximately $202.00 million.

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

Competition
    The Corporation's banking subsidiary, First United National Bank & Trust competes with various other national banking associations, state banks, branches of major regional banks, savings and loan associations, savings banks, mortgage companies and credit unions, as well as other financial service institutions such as insurance companies, brokerage firms and various other investment firms. In addition to this local competition, First United National Bank & Trust also competes for banking business with institutions located outside the States of Maryland and West Virginia.

                                  (3)

Supervision and Regulation of Banking Entities
    The Corporation is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors, quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is for engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.

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

    During 1995, the Bank Insurance Fund (BIF) reached the funding levels required by FDICIA. As a result of the well capitalized position of First United National Bank & Trust, the Bank incurred a reduction in its FDIC premium. As a result of its continued well capitalized position, the Bank paid no FDIC premiums in 1997 and 1996.

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

                                 (4)

future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees
    At December 31, 1997, the Corporation and its subsidiaries employed approximately 335 individuals, of whom 59 were officers, 153 were full-time employees, and 123 part-time employees.

Executive Officers of the Corporation
    Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held April 28, 1998, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant."

Item 2. PROPERTIES
     The main office of the Corporation and First United National Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by First United National Bank & Trust. First United National Bank & Trust operates a network of twenty-three banking offices throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire, Berkeley and Hardy Counties, West Virginia. All of the banking offices of First United National Bank & Trust are owned by the Corporation except for ten of these offices, which are leased.
    The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1997, 1996, and 1995 was $.26, $.23, and $.22 million, respectively.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

                                       (5)

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The common stock of First United Corporation is listed on The Nasdaq Stock Market SM . This listing became effective on September 2, 1992. There are 12,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1997, was 6,250,961. As of December 31, 1997, the Corporation had approximately 2,491 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 1997. The following tables reflect the high and low trades during the period, as well as the closing price for the years ended December 31, 1997 and 1996.

1997                                                High     Low      Close
1st Quarter ...................................... $17.25   $14.75   $16.00
2nd Quarter ........................................18.50    16.00    17.25
3rd Quarter ........................................18.50    17.00    17.63
4th Quarter ........................................21.00    17.25    20.25

The market value information for 1996 has not been restated because no significant changes in the stock price occurred due to the 5% stock dividend.

1996                                                High     Low      Close
1st Quarter ...................................... $16.19   $12.62   $15.00
2nd Quarter ........................................15.50    12.75    13.69
3rd Quarter ........................................15.75    12.00    15.13
4th Quarter ........................................16.25    14.50    15.00

Cash Dividends
Cash dividends were paid by the Corporation on the dates indicated as follows:

                                                              1997     1996
February..................................................... $.14     $.12
May .........................................................  .14      .13
August ......................................................  .14      .13
November ....................................................  .14      .13

    Quotes for the Stock can be found on The Nasdaq Stock Market SM under the symbol "FUNC." Market Makers for the Stock are:

Ferris Baker Watts          Parker/Hunter              Wheat First Union
12 North Liberty St.        14th and Chaplin St.       33 West Franklin Street
Cumberland, MD 21502        700 Riley Building         Hagerstown, MD 21740 (
(301) 724-7161              Wheeling, WV 26003         (800) 388-1248
(800) 776-0629              (800) 523-2153
                                                       29 North Liberty Street
113 S. Potomac St.          Legg Mason Wood Walker     Cumberland, MD 21502
Hagerstown, MD 21740        125 West Street, Suite 201 (301) 724-2660
(800) 733-7111              Annapolis, MD 21401
                            (800) 638-9165             12978 Garrett Highway
                                                       Oakland, MD 21550
                                                       (301) 334-5806

    The Board of Directors declared a 5% stock dividend on January 17, 1996, to shareholders of record at March 15, 1996, payable March 29, 1996. The dividend resulted in the issuance of 309,817 shares of common stock.

     On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 1997, 246,695 shares have been repurchased and retired under the Plan authorized by the Board of Directors.

                                   (6)

Item 6. SELECTED FINANCIAL DATA
(In thousands, except per share data)
                             1997       1996      1995       1994      1993
Balance Sheet Data
Total Assets............  $569,030   $523,621  $487,169  $459,040  $423,380
Total Deposits .........   500,060    452,539   424,294   391,650   368,527
Total Net Loans .......... 438,738    380,594   358,464   333,375   314,476
Total Shareholders' Equity .56,714     56,815    55,504    51,131    48,372

Operating Data
Interest Income ......... $ 43,348   $ 39,273  $ 37,274  $ 33,059  $ 32,484
Interest Expense ........   18,978     16,376    14,721    11,265    11,356
Net Interest Income .....   24,370     22,897    22,553    21,794    21,128
Other Operating Income ..    6,037      4,869     4,290     3,832     3,488
Provision for Possible
  Credit Losses .........      935        749         0       165       269
Other Operating Expense.... 19,530     17,394    18,390    16,220    15,158
Income Before Tax ........   9,942      9,623     8,453     9,241     9,189
Income Tax ...............   3,297      3,144     2,849     3,014     3,177
Net Income ............... $ 6,645    $ 6,479   $ 5,604   $ 6,227   $ 6,012

Per Share Data
Net Income ................. $1.05      $1.00     $0.86     $0.96     $0.93
Regular Dividends Paid .....  0.56       0.51      0.46      0.43      0.35
Book Value ................. $8.94      $8.82     $8.54     $7.87     $7.46

    Per Share data has been restated to reflect the 50% stock dividend paid on February 8, 1994, and the 5% stock dividend paid on March 29, 1996.

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

    On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under this program were completed in brokered transactions or directly from the Corporation's market makers. The repurchased stock was retired as required by Maryland law. As of December 31, 1997, 246,695 shares were repurchased and retired under the Plan authorized by the Board of Directors.

                                  (7)

EARNINGS ANALYSIS

OVERVIEW
    The Corporation's net earnings for 1997 increased to $6.65 million, or 2.56% over the $6.48 million reported for 1996. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $6.48 million achieved in 1996. Return on average assets was 1.21%, 1.29%, and 1.18% in 1997, 1996, and 1995, respectively.
    The return on average shareholders equity for 1997 increased to 11.70% from the 11.28% reported in 1996. The return on average equity was 10.47% in 1995. The earnings per share increased to $1.05 in 1997 from $1.00 in 1996, compared with $0.86 in 1995.
    During the first and second quarter of 1997 the Company engaged the services of Alex Sheshunoff Management Services, Inc., a highly respected financial consulting group, to facilitate a process improvement program. Based on the recommendations of the Alex Shesunoff Management Group, Inc., and the vision of the executive management, several positions in the organization were changed, new positions were created, and a few positions were eliminated. All employees were offered a severance package during the restructuring process, and 63 employees chose to accept this package. Throughout this process First United National Bank & Trust maintained its tradition of no lay-offs affecting its employees. For those employees accepting the voluntary severance package, the Board of Directors authorized a total of $554,000 to be charged against earnings during the first six months of 1997.

Forward-Looking Statements
    The Corporation has made certain "forward-looking" statements with respect to this discussion. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" information as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest rate environment, competitive factors in the marketplace, and business risk associated with credit extensions and trust activities. These and other factors could lead to actual results which differ materially from management's statements regarding future performance.

Net Interest Income
    The primary source of earnings continued to be net interest income-the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds. This segment of earnings is affected by changes in interest rates, account balances and the mix of earning assets and interest bearing funding sources.
    Total interest income for 1997 increased 10.38% over 1996, from $39.27 million to $43.35 million, primarily due to growth in earning assets. Total interest expense at $18.98 million represented an increase of 15.89% from $16.38 in 1996. This increase was the result of growth in our depository accounts as well as the effect of higher rates being paid. The net effect of these changes was a 6.43% improvement in net interest income to $24.37 million in 1997 from $22.90 million in 1996. This compares to $22.55 million in 1995. The improvement in 1996 represents an increase of 1.53% over 1995's net interest income. Table 3 analyzes the changes in net interest income attributable to volume and rate components.
    For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate.
    The taxable equivalent net interest margin decreased to 4.83% in 1997 from 4.97% in 1996, compared with 5.19% in 1995. Table 2 compares the components of the net interest margin and the changes occurring between 1997, 1996 and 1995.

Allowance for Loan Losses
    The allowance for loan losses is based on management's continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.
    During 1997, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. As a result of these efforts, the provision for credit losses in 1997 was $0.94 million or 0.21% of gross loans. The provision for credit losses was $.75 and $.00 for the years ended December 31, 1996 and 1995, respectively. Gross charge-offs for the years ended December 31, 1997, 1996, and 1995 totaled $.64, $.85, and $.41 million, respectively.
    Table 8 presents the activity in the allowance for loan losses by major loan category for the past five years. Table 9 presents management's allocation of the allowance for loan losses by major loan catagory. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

                                     (8)

Other Operating Income
    Non-interest income for 1997, at $6.04 million, increased 23.99% over the $4.87 million earned in 1996. In 1997, the Corporation experienced an increase in income from insurance premiums, Trust and Fiduciary activities, service charges on depository accounts and real estate appraisal services. The Corporation and its Subsidiaries continue to seek ways of obtaining additional other operating income. Throughout 1997, the Corporation implemented many new fee structures which should enhance income for years to come. The growth in our nontraditional services mentioned above accounted for most of the 1996 increase of 13.50% in non-interest income over the $4.29 million earned in 1995.

Other Operating Expense
    Non-interest expense increased $2.14 million or 12.28% from $17.39 million in 1996 to $19.53 million in 1997. As previously mentioned, First United had one time restructuring costs of $.854 million in 1997, $.554 million of which were related to severance payments to employees incurred during the first six months of 1997. Other expenses contributing to the increase were costs to increase market awareness through various advertising campaigns, developing an office supply inventory, restructuring of a our data processing network, and expenses incurred in the closing of certain loan campaigns. While some of these expenses will continue, others represent investments in future efficiencies.
    The Corporation incurred an increase of $.59 million in salary and employee benefits including the severance costs expense. This increase can primarily be attributed to the $.554 million severance package as discussed above.
    The Corporation incurred a slight decrease in 1997 of $.01 million in occupancy expense of premises to $.99 million. Occupancy expense of premises was comparable at $1.00 million and $.84 million in 1996 and 1995, respectively.
    Expenditures to further increase the role of technology in improving the efficiency of customer service delivery and internal processing activities accounted for much of the increase in equipment expenses. An expansion in the Customer Service Center also contributed to an increase in equipment related expenses. It is anticipated that the long run efficiencies gained by projects such as these will be a net benefit to the earnings performance of the Corporation.

Impact of Year 2000
    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send customer statements, or engage in similar normal business activities.
    The majority of the Corporation's transaction processing is provided by a third party processor. Based on a recent assessment, the Corporation determined that it and its third party processor will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Corporation presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Corporation.
    The Corporation has initiated formal communications with all of its suppliers and third party processors to deter-mine the extent to which the Corporation's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Corporation's total Year 2000 project cost and estimates to complete include the estimates costs and time associated with the impact of third party Year 2000 Issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Corporation's systems rely will be timely converted and would not have an adverse effect on the Corporation's systems.
    The Corporation will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Corporation anticipates completing the Year 2000 project within one year but not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated at $100,000.00 and is being funded through operating cash flows. Costs attributable to the purchase of new software will be capitalized, and other costs will be expensed as incurred.
    The costs of the project and the date on which the Corporation believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Applicable Income Taxes
    Applicable income taxes are detailed in Note 9 of the Corporation's audited consolidated financial statements.

                                    (9)

Income tax expense amounted to $3.30 million in 1997 as compared with $3.14 million in 1996 and $2.85 million in 1995. These amounts represented effective tax rates of 33.16%, 32.67%, and 33.70% for 1997, 1996, and 1995, respectively.

Investment Securities
    Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for- sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of income taxes. Investment securities classified as held-to-maturity are those securities that management has both the positive intent and the ability to hold to maturity, and are reported at amortized cost. The Corporation does not currently follow a strategy of making security purchases with a view to near-term resales and therefore, does not own trading securities. For additional information, see Notes 1 and 3 to the Corporation's audited consolidated financial statements.
    Total investment securties decreased $15.47 million or 14.05% in 1997 from $110.07 million in 1996 to $94.60 million in 1997. The Corporation reported an decrease of $10.35 million or 50.29% during 1997 in its U.S. Treasury securities from $20.58 million in 1996 to $10.23 million in 1997. Total obligations of state and political subdivision investments increased $.24 million or 1.57% in 1997 to $15.56 million as a result of efforts by management to extend the maturity of the portfolio and to obtain a higher yield. The decline in investment securities was primarily due to the extraordinary loan growth experienced by the Corporation in 1997 and the resulting liquity needs. Total investment securities were $96.15 million as of December 31, 1995.
    The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. Excluding the U.S. Government and U.S. Government sponsored agencies, the Corporation had no concentrations of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 1997, 1996 and 1995, respectively.

Loan Portfolio
    The Corporation, through its Bank, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland; Mineral, Hardy, Berkeley and Hampshire Counties in West Virginia and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the reserve for loan losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Table 5 presents the composition of the Corporation's loan portfolio.
    The Corporation's policy is to make the majority of its loan commitments in the market area it serves. This tends to reduce risk because management is familiar with the credit histories of loan applicants, has an in-depth knowledge of the risk to which a given credit is subject, and is familiar with the local economies. The Corporation had no foreign loans in its portfolio as of December 31, 1997.
    During 1997, gross loans increased $58.61 million or 15.31% to a total of $441.39 million. In comparison, gross loans at year-end 1996 increased $22.20 million or 6.15% to a total of $382.78 million as compared to the 1995 balances. Mortgage lending continued to be the primary source of loan growth in 1997. A portion of the mortgage growth includes a 38.43% increase in our Home Equity product. Home Equity loans increased from $20.74 million from year-end 1996 to $28.71 million at year-end 1997. We anticipate our Home Equity product to continue to expe-rience growth as more of our customers look for tax advantages associated with this product. Small business loans also contributed to the overall growth of mortgage portfolio increasing $10.41 million or 21.45% by year end 1997. The Corporation also experienced particularly strong growth in our installment portfolio. The growth of the indirect install-ment loan portfolio accounted for most of the $20.25 million growth in installment loans.
Managment believes this product line should continue to see growth for years to come. Table 5 details the dollar amount and percentage distribution of the various key categories of credit in the loan portfolio.
    Funding for loan growth during 1997 and 1996 was provided by increased levels of deposits from within our market area as well as borrowings from Federal Home Loan Bank of Atlanta ("FHLB") and our upstream correspon-dent banks.
    It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on any outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is

                                   (10)

restored to accrual status when principal and interest payments have been brought current, it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 1997, the Corporation had $.56 million of non-accrual loans. Table 7 details the historical activity of non-accural loans.
    As of December 31, 1997, the Corporation had $6.00 million in loans for which payments were current, but the borrowers were experiencing financial difficulties. The corresponding total for year-end 1996 was $2.87 million. These loans are subject to ongoing management attention and their classifications are reviewed monthly.

Deposit and Other Funding
    Deposit liabilities increased to $500.06 million in 1997 from $452.54 million at the end of 1996, or an increase of 10.50%. The $47.52 million in deposit growth compares favorably to the $28.25 million growth in deposits experienced in 1996. Time deposits continue to be the main source of deposit growth during both 1997 and 1996. The Corporation continues to experience strong competition for deposits from other commercial banks, credit unions, and the stock market and mutual funds. Table 10 displays the average balances and average rates paid on all major deposit classifications for 1997, 1996, and 1995. In addition to deposits, the Corporation also has available a line of credit with the Federal Home Loan Bank ("FHLB") of Atlanta in an amount up to $75 million. The total borrowings from FHLB equaled $6.08 million and $8.00 million for the years ended December 31, 1997 and 1996, respectively.

Capital Resources
    The Bank and the Corporation itself are subject to risk-based capital regulations which were adopted by Federal banking regulators and became fully phased in on December 31, 1992. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset/risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 Capital, consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for credit losses, subject to certain limitations.
    Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guidelines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.
    On December 31, 1997, the Corporation's total risk-based capital ratio was 14.82%, well above the regulatory minimum of 8%. The risk-based capital ratios for year-end 1996 and 1995 were 17.92% and 18.63%, respectively.
    Total shareholder's equity remained stable, dropping slightly from $56.82 million at year-end 1996 to $56.71 million at year-end 1997. The main reasons for the lack of growth are the Corporation's participation in the stock buyback program and increases in the dividends paid to shareholders. Total shareholders' equity at December 31, 1995 was $55.5 million. The equity to assets ratio at December 31, 1997, was 9.97%, compared with 10.84% and 11.39% at year-end 1996 and 1995.
    On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors also authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 1997, 246,695 or 3.79% shares have been repurchased and retired under the Plan authorized by the Board of Directors.

    Cash dividends of $.56 per share were paid during 1997, compared with $.51 and $.46 in 1996 and 1995. This represents a dividend payout rate (dividends per share divided by net income per share) of 53.33%, 51.00%, and 53.49% for 1997, 1996, and 1995, respectively.

ASSET AND LIABILITY MANAGEMENT
Introduction
    The Investment and Funds Management Committee of the Corporation seeks to assess and manage the risks associated with fluctuating interest rates while maintaining adequate liquidity. This is accomplished by formulating

                                  (11)

and implementing policies that take into account the sources and uses of funds, maturity and repricing distributions of assets and liabilities, pricing strategies, and marketability of assets.

Liquidity
    The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's delineated market areas are accommodated. Total liquid assets, represented by cash, investment securities (available-for-sale and held-to-maturity maturing within one year) and loans maturing within one year, amounted to $90.427 million, or 15.89% of total assets at December 31, 1997. This compares with $111.35 million, or 21.26% of 1996 year-end assets, and $96.26 million, or 19.76% of 1995 year-end assets.
    Additional liquidity of $91 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

INTEREST RATE SENSITIVITY
    Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margin, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.
    In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing and management's capital plans. This modeling reflects interest rate changes and the related impact on net income over specified periods. Management does not use derivative financial instruments to effect its interest rate sensitivity. At December 31, 1997, the static gap analysis prepared by management indicated that the Corporation was liability sensitive over the next year. In computing the effect on pre-tax income of changes in interest rates, management has assumed that any changes would immediately effect earnings. Normally when an organization is liability sensitive there is a positive impact to income when interest rates decline.
The simulation analysis shown below shows a negative impact when interest rates decline 100 or 200 basis points. Management explains this affect due to the current position of interest rates, whereby certain liability accounts are currently priced at a level where management feels they cannot be reduced further in rate, therefore, the full impact of repricing liabilities in the declining rate environment is not realized. Based on the simula-tion analysis performed at year end, the Corporation estimates the following changes in income before taxes assuming the indicated interest rate changes:
+200 basis point increase .............................. ($1.143 million)
+100 basis point increase ................................ (.572 million)
-100 basis point decline ................................. (.286 million)
-200 basis point decline ................................. (.571 million)
    This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforeseeable factors. Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. Management can respond to current or anticipated market conditions by lengthening or shortening the Corporation's sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.
    Table 13 presents the Corporation's interest rate gap position at December 31, 1997. This is a one-day position which is continually changing and is not necessarily indicative of the Corporation's position at any other time.

                                 (12)

         Distribution of Assets, Liabilities and Shareholders' Equity
        Interest Rates and Interest Differential-Tax Equivalent Basis
                             ( In thousands )
Table 1
                                     For the Years Ended December 31,
                               1997                    1996                   1995
                     Average          Annual Average           Annual Average           Annual
                     Balance Interest  Rate  Balance Interest   Rate  Balance  Interest  Rate
Federal funds sold.$  2,506  $   181  7.22% $  3,219 $   182  5.65%  $  3,376  $   208  6.16%
Investments:
 Taxable ........... 85,288    5,347  6.27    93,073   5,663  6.08     78,162    4,985  6.38
 Non taxable........ 14,146    1,056  7.47    11,139     856  7.68       4,836     685  9.33
Total investment
    securities ....   99,434    6,403  6.44   104,212   6,519  6.26     82,998    5,670  6.83
Loans .............  415,663   37,365  8.99   364,309  33,113  9.09    352,720   31,866  9.03
Total earning assets 517,603   43,949  8.50%  471,740  39,814  8.44%   443,086   37,744  8.51
Reserve for possible
     credit losses .  (2,343)                  (2,122)                  (2,283)
Other non-earning
     assets ......... 33,665                   33,867                   29,450
Total non-earning
     assets ......... 31,322                   31,745                   27,167
Total Assets ...... $548,925                 $503,485                 $470,253

Liabilities and
Shareholders' Equity
Deposits:
    Noninterest-bearing
     deposits....... $51,807      $ 0  0.00%  $48,097     $ 0  0.00%   $46,114      $ 0  0.00%
    Interest-bearing
     demand deposit. 103,627    2,934  2.83    97,809   2,781  2.84     95,959    2,628  2.74
    Savings deposits. 63,522    1,135  1.79    77,811   1,783  2.29     70,699    2,045  2.89
    Time deposits
      $100,00 or more 46,417    2,663  5.74    33,158   1,927  5.81     29,283    1,600  5.46
    Time deposits less
      than $100,000  214,376   11,933  5.57   180,684   9,787  5.42    166,877    8,296  4.97
    Short-term
       borrowings .. . 7,211      313  4.34     3,532      98  2.77      3,674      152  4.14
    Total deposits and
       short-term
          borrowings 486,960   18,978  3.90%  441,091  16,376  3.71%   412,606   14,721  3.62
Other liabilities..... 5,154                    5,976                    3,960
Shareholders' equity  56,811                   56,418                   53,687
Total Liabilities and
    Shareholders'
       Equity       $548,925                 $503,485                 $470,253


**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balances of non-accrual loans for the years ended December 31, 1997, 1996, and 1995, which were reported in the average loan balances for these years, were $617, $1,244, and $1,006, respectively. The fully taxable equivalent adjustments for the years ended December 31, 1997, 1996, and 1995 were $601, $541, and $470, respectively.


                                       (13)

                                   Net Interest Margin
                                    ( In thousands )
Table 2                      1997                1996             1995
                             Tax                  Tax              Tax
                   Average Equivalent Average Equivalent Average Equivalent
                   Balance   Rate     Balance    Rate    Balance   Rate
Earning Assets    $517,603   8.50%   $471,740    8.44%  $443,086   8.51%
Interest-bearing
Liabilities        435,154   3.90%    392,994    3.71%   366,492   3.62%
Net Benefit of Noninterest-bearing
  Sources                    0.46%               0.45%             0.45%
Average Cost of Funds        3.67%               3.47%             3.32%
NET INTEREST MARGIN          4.83%               4.97%             5.19%

The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.



                            Interest Variance Analysis (1)
                                  ( In thousands )

Table 3
                          1997 COMPARED TO 1996          1996 COMPARED TO 1995
                               INCREASE                       INCREASE
                          (DECREASE) DUE TO              (DECREASE) DUE TO
                        Volume    Rate      Net        Volume     Rate     Net
Interest income:
Loans ................  $4,616   ($364)   $4,252       $1,053    $ 194   $1,247
Taxable Investments..    (488)    172      (316)         907     (229)     678
Non-Taxable Investments.  225     (24)      201          484     (313)     171
Federal Funds Sold .... . (51)     50        (1)          (9)     (17)     (26)
Total Interest Income. $4,302   ($166)   $4,136       $2,435   ($ 365)  $2,070

Interest expense:
Interest-bearing .....  $ 165   ($ 12)    $ 153         $ 53    $ 100    $ 153
Savings................  (255)   (393)     (648)         163     (425)    (262)
Time Deposits ........  1,875     271     2,146          748      743    1,491
Time Deposits $100,000
 or more .............    761     (25)      736          225      102      327
Other borowings ......    160      55       215           (4)     (50)     (54)
Total Interest Expense $2,706   ($104)   $2,602       $1,185    $ 470   $1,655
Net Interest Income .. $1,596   ($ 62)   $1,534       $1,534   ($ 835)   $ 415

(1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
The above table is compiled on a tax equivalent basis. The fully taxable equivalent adjustments for the years ended December 31, 1997 and 1996 were $601 and $541, respectively.

                                   (14)

                                    Investment Security Maturities, Yields, and Market Values
                                                            ( In thousands )
Table 4
                                                           December 31, 1997
                     U.S.            Federal          State &
                   Treasury  Yield  Agencies  Yield  Municipal  Yield   Other  Yield   Total   Yield
Maturity Book Value
  Available-for-Sale
Within One Year    $ 5,003   5.62%   $18,338  5.76%    $  843   6.78%  $ 7,470  5.67%  $31,654  5.74%
One to Five Years    5,133   6.42%     8,871  6.51%     4,914   7.28%    7,554  6.62%   26,472  6.66%
Five to Ten Years...     0      0%     4,089  6.51%       329   6.93%      758  6.71%    5,176  6.56%
Over Ten Years .....     0      0%         0     0%       163   6.81%    1,135  7.70%    1,298  7.59%
Book Value........ $10,136           $31,298           $6,249          $16,917         $64,600  6.22%

Taxable Equivalent
    Yield .......... 6.02%             6.07%            7.18%            6.27%           6.23%

Held-to-Maturity
Within One Year ...... $ 0   0.00%       $ 0     0%     $ 538   7.69%  $ 7,367  5.28%  $ 7,905  5.44%
One to Five Years ..  .. 0      0%         0     0%     3,506   6.81%    9,908  6.45%   13,414  6.54%
Five to Ten Years.....   0      0%         0     0%     1,509   7.27%        0     0%    1,509  7.27%
Over Ten Years ......... 0      0%         0     0%     3,649   7.68%    3,065  6.89%    6,714  7.32%
Book Value ..... ..... $ 0               $ 0           $9,202          $20,340         $29,542  6.46%
Taxable Equivalent
         Yield ..... 0.00%             0.00%            7.28%            6.09%           6.46%
Total Book Value.. $10,136           $31,298          $15,451          $37,257         $94,142

Market Value ..... $10,225           $31,468          $15,741          $37,419         $94,853

December 31,1996
   Book Value .... $20,488           $37,510          $15,254          $36,467        $109,719

December 31,1995
   Book Value .... $11,712           $36,657           $8,476          $38,992          $95,837


The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%.

                                      (15)

                                            Summary of Loan Portfolio
                                                ( In thousands )
Table 5
                                    Loans Outstanding as of December 31,
                              1997      1996      1995       1994      1993
Commercial, Financial, &
        Agricultural ..... $ 67,399  $ 56,325  $ 56,893    $47,111   $38,351
Real Estate-Construction .   11,716    21,097    10,696     19,838    10,902
Real Estate-Mortgage .....  287,153   249,389   242,789    220,991   220,228
Installment ..............   75,124    55,969    50,206     47,785    47,301
        TOTAL............. $441,392  $382,780  $360,584   $335,725  $316,782

                                Percentage of Portfolio as of December 31,
                              1997      1996      1995       1994      1993
Commercial, Financial, &
        Agricultural........ 15.27%    14.72%    15.78%     14.03%    12.11%
Real Estate-Construction ...  2.65%     5.51%     2.97%      5.91%     3.44%
Real Estate-Mortgage ....... 65.06%    65.15%    67.33%     65.83%    69.52%
Installment ................ 17.02%    14.62%    13.92%     14.23%    14.93%
        TOTAL.............. 100.00%   100.00%   100.00%    100.00%   100.00%



                           Maturities of Loan Portfolio
                                 (In thousands)
Table 6                                 December 31, 1997
                                           MATURING
                            MATURING      AFTER ONE      MATURING
                             WITHIN       BUT WITHIN    AFTER FIVE
                            ONE YEAR      FIVE YEARS      YEARS      TOTAL
Commercial, Financial
   & Agricultural .......... $ 8,411       $ 56,05    1 $ 2,937    $ 67,399
Real Estate-Construction ...       0        11,716            0      11,716
Real Estate-Mortgage .......   8,486        36,849      241,818     287,153
Installment ................  19,579        50,250        5,295      75,124
     Total ................. $36,476      $154,866     $250,050    $441,392

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans
and final maturity on ARMS.. $27,629      $115,954     $ 72,610    $216,193
Adjustable-Interest Rate Loans 8,847        38,912      177,440     225,199
      Total ................ $36,476      $154,866     $250,050    $441,392

                                       (16)


                              Risk Elements of Loan Portfolio
                                     ( In thousands )
Table 7                                  For the Years Ended December 31
                           1997      1996      1995      1994      1993
Non-accrual Loans ........ $562     $ 976    $1,075    $1,027      $438
Accruing Loans Past
    Due 90 Days or More ... 563       659       963       489     1,243

Information with respect to non-accrual loans at December 31,1997 and 1996 is
as follows:                                               1997     1996
Interest income that would have been recorded
    under original terms ................................ $ 40     $  0
Interest income recorded during the period ................ 20       33




                             Activity of Loan Loss Provision
Table 8
                                   ( In thousands )
                                       Summary of Loan Loss Experience
                                       For the Years Ended December 31
                                  1997     1996     1995     1994     1993
Balance at Beginning of Period. $ 2,186  $ 2,120  $ 2,350  $ 2,306  $ 2,798
Loans Charged Off:
  Commercial, Financial,
  and Agricultural ..............   135      476       19       35      469
  Real Estate-Construction ......     0        0        0        0        0
  Real Estate-Mortgage ..........   211      135      205      164      359
  Installment ...................   292      236      186      121      264
    TOTAL CHARGED OFF ...........   638      847      410      320    1,092
Recoveries of Loans:
  Commercial, Financial,
  and Agricultural ..............    52       29       59       39      135
Real Estate-Construction ........     0        0        0        0        0
Real Estate-Mortgage ............    39        8       31       35       97
Installment .....................    80      127       90      125       99
TOTAL RECOVERIES ................   171      164      180      199      331
Net Loans Charged Off ...........   467      683      230      121      761
Provision Charged to Operations .   935      749        0      165      269
Balance at the End of Period .... 2,654    2,186    2,120    2,350    2,306
Loans Net of Unearned
Income at End of Period .......$441,392 $382,780 $360,584 $335,725 $316,782
Daily Average Balance of Loans $415,663 $364,309 $352,720 $324,140 $308,804
Allowance for Possible Loan
   Loss to Loans Outstanding .... 0.60%    0.57%    0.59%    0.70%    0.73%
Net Charge Offs to Average
   Loans Outstanding ............ 0.11%    0.19%    0.07%    0.04%    0.24%


                                       (17)

                     Allocation of Allowance for Loan Losses
                              ( In thousands )
Table 9                     1997      1996      1995      1994      1993
Commercial ............... $ 784     $ 509     $ 301     $ 457     $ 448
Real Estate-Mortgage ..... 1,095       923     1,214       661       649
Home Equity...............    93        73        48        11        11
Consumer..................   443       201       206       223       219
Commitments ..............   239       180       171        78        77
Unallocated ..............     0       300       180       920       902
    Total ................$2,654    $2,186    $2,120    $2,350    $2,306



                                    Average Deposit Balances
Table 10                               ( In thousands )
             Deposits by Major Classification for the Years Ended December 31,
                                1997              1996             1995
                         Average           Average           Average
                         Balance   Yield   Balance   Yield   Balance   Yield
Noninterest-bearing demand
deposits .............. $ 51,807           $ 48,097         $ 46,114
Interest-bearing
demand deposits ........ 103,627   2.83%     97,809  2.84%    95,959   2.74%
Savings deposits .......  63,522   1.79%     77,811  2.29%    70,699   2.89%
Time deposits
  $100,000 or more .....  46,417   5.74%     33,158  5.81%    29,283   5.46%
Time deposits less
  than $100,000 .......  214,376   5.57%    180,684  5.42%   166,877   4.97%
Total ................. $479,749           $437,559         $408,932



                                     (18)

Maturity of Time Deposits
( In thousands )
Table 11                                          December 31, 1997
                                              Greater than      Less Than
                                               $100,000         $100,000
Maturities
3 Months or Less ............................. $ 16,425          $15,465
3 - 6 Months .................................   29,623           10,910
6-12Months ...................................   64,503           13,900
Over 1 Year ..................................   92,557           16,553
Total ........................................ $203,108          $56,828



                                             Summary of Significant Ratios
Table 12                                 1997          1996          1995
Return on Average Assets ............... 1.21%        1.29%          1.18%
Return on Average Equity ...............11.70%       11.28%         10.47%
Dividend Payout Ratio ................. 53.33%       51.00%         53.49%
Total Equity to Total
    Assets at Year End ................. 9.97%       10.84%         11.39%
Tier I Capital to Risk Weighted Assets  14.16%       17.26%         17.94%
Total Risk-based Capital Ratio ........ 14.82%       17.92%         18.63%
Tier I Capital to Average Asse......... 10.33%       11.31%         11.48%


                                     (19)

                             Summary of Interest Sensitivity Analysis
Table 13                                 (In thousands)
                                      As of December 31, 1997
                               0-90     91-365       1-5      Over 5
                               Days      Days       Years     Years     TOTAL
Assets
Rate Sensitive
  Securities
   (Available-for-Sale
   & Held-to-Maturity) (1)  $ 22,859   $ 16,404    $ 41,848   $13,484  $ 94,595
  Loans (2) ...............   83,309     97,810     227,434    32,839   441,392
TOTAL RATE SENSITIVE ...... $106,168   $114,214    $269,282   $46,323  $535,987

Liabilities
Rate Sensitive Deposits
Savings ................... $ 64,811        $ 0         $ 0       $ 0  $ 64,811
Investors' Choice ............ 7,952          0           0         0     7,952
Time Deposits Less
  Than $100,000 ............. 16,425     94,126      92,557         0   203,108
Time Deposits
  $100,000 or More .......... 15,465     24,810      16,553         0    56,828
IMMA, PMA & Trust DDA ....... 52,642          0           0         0    52,642
ONE & Now Accounts .......... 59,909          0           0         0    59,909
Fed Funds Purchased and Other
  Borrowed Funds ............  6,225          0           0         0     6,225
TOTAL RATE SENSITIVE (3) ...$223,429   $118,936    $109,110       $ 0  $451,475

GAP ( Rate Sensitive Assets less Rate
  Sensitive Liabilities ). ($117,261)  ($ 4,722)   $160,172   $46,323   $84,512
GAP to TOTAL Assets ......... -20.61%     -0.83%     28.15%     8.14%    14.85%

(1) Securities are based on estimated maturities at book value.
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3) Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation's historical experience with respect to such accounts.







                                  (20)


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following
    pages:                                                   Page Number
  Independent Auditors' Report .................................. 23
  Consolidated Statements of Financial Condition ................ 24
  Consolidated Statements of Income.............................. 25
  Consolidated Statements of Changes in Shareholders' Equity .... 26
  Consolidated Statements of Cash Flows ......................... 27
  Notes to Consolidated Financial Statements ................. 28-39

(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:
  Quarterly Results of Operations ............................... 39

















                                     (21)



                               Report of Management

Financial Statements
First United Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1997, and for the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted principles and, as such, include some amounts that are based on judgments and estimates of management.

Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the instructions to the Consolidated Financial Statements for Bank Holding Companies with Total Consolidated Assets of $150 million or More (FR Y-9 C instructions). The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified. There are inherent limitations in the effectiveness of an internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

    Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles and FR Y-9 C instructions as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Frame-work" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and FR Y-9 C instructions as of December 31, 1997.

Compliance with Laws and Regulations
    Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management has assessed compliance by First United National Bank & Trust ("the Bank") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1997.





            William B. Grant                        Robert W. Kurtz
   Chairman and Chief Executive Officer  President and Chief Financial Officer
      First United Corporation                  First United Corporation
                and                                       and
    First United National Bank & Trust     First United National Bank & Trust



                                    (22)

                           Report of Independent Auditors
                        Board of Directors and Shareholders
                             First United Corporation


    We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 1997 and 1996, the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Baltimore, Maryland
February 6, 1998








                                       (23)


                     First United Corporation and Subsidiaries
                   Consolidated Statements of Financial Condition
                      (In thousands, except per share amounts)

                                                                December 31
                                                             1997        1996
Assets
Cash and due from banks ................................. $ 17,586    $ 15,307
Investments:
 Available-for-sale securities (market value-cost-$64,600 and
 $83,362 at December 31, 1997 and 1996, respectively) ..... 65,053      83,711
 Held-to-maturity securities (market-value-$29,800 and
 $26,724 at December 31, 1997 and 1996, respectively) ..... 29,542      26,357
Total investment securities ............................... 94,595     110,068

Federal funds sold ........................................      0         900

Loans .................................................... 441,392     382,780
Reserve for possible credit losses ........................ (2,654)     (2,186)
Net loans ................................................ 438,738     380,594

Bank premises and equipment ..............................   9,250       9,331
Accrued interest receivable and other assets .............   8,861       7,421

Total Assets .............................................$569,030    $523,621


Liabilities and Shareholders' Equity
Liabilities:
 Noninterest-bearing deposits ............................$ 51,309    $ 52,530
 Interest-bearing deposits................................ 448,751     400,009
Total deposits ........................................... 500,060     452,539

Federal funds purchased and other borrowed money .........   6,225       8,000
Reserve for taxes, interest and other liabilities ........   5,094       5,365
Dividends payable ........................................     937         902

Total Liabilities ........................................ 512,316     466,806
Shareholders' Equity:
 Preferred stock-no par value Authorized and unissued
 2,000 shares Capital stock-par value $.01 per share
 Authorized 12,000 shares, issued and outstanding 6,260
 and 6,442 shares at December 31, 1997 and 1996,
 respectively ............................................      63          64
Surplus ..................................................  23,461      26,661
Retained Earnings.........................................  32,913      29,877
Unrealized gain on available-for-sale securities,
   net of tax.............................................     277         213
Total Shareholders' Equity ...............................  56,714      56,815

Total Liabilities and Shareholders' Equity .............. $569,030    $523,621


See notes to consolidated financial statements.

                                   (24)

                      First United Corporation and Subsidiaries
                         Consolidated Statements of Income
                       (In thousands, except per share amounts)

                                              Year ended December 31
                                            1997        1996        1995
Interest income
Interest and fees on loans ............. $ 37,125     $32,865     $31,630
Interest on investment securities:
   Taxable ................................ 5,347       5,663       4,985
Exempt from federal income taxes ..........   695         563         451
                                            6,042       6,226       5,436

Interest on federal funds sold .............. 181         182         208

Total interest income .................... 43,348      39,273      37,274
Interest expense
Interest on deposits:
   Savings ................................ 1,135       1,783       2,045
   Interest-bearing transaction accounts ...2,934       2,781       2,628
   Time, $100,000 or more ................. 2,663       1,927       1,600
   Other time ............................ 11,933       9,787       8,296

Interest on federal funds purchased and
  other borrowed funds.....................   313          98         152
Total interest expense ................... 18,978      16,376      14,721
Net interest income ...................... 24,370      22,897      22,553
Provision for possible credit losses .....    935         749           0
Net interest income after provision
  for possible credit losses ............. 23,435      22,148      22,553

Other operating income
Trust Department income.................... 1,275       1,200       1,175
Service charges on deposit accounts ....... 2,322       1,759       1,593
Insurance premium income ..................   295         318         283
Security gains and (losses) ...............    91          24         (20)
Other income .............................  6,037       4,869       4,290

Other operating expense
Salaries and employee benefits ............ 9,229       8,916       9,144
Occupancy expense of premises .............   985         997         835
Equipment expense ......................... 1,656       1,503       1,300
Data processing expense ...................   581         561         643
Deposit assessment and related fees .......   164         109         585
Restructuring costs .......................   554         273       1,085
Other expense ............................. 6,361       5,035       4,798
                                           19,530      17,394      18,390

Income before income taxes ................ 9,942       9,623       8,453
Applicable income taxes ................... 3,297       3,144       2,849
Net income .............................. $ 6,645     $ 6,479     $ 5,604

Earnings per share ........................ $1.05       $1.00       $0.86

See notes to consolidated financial statements.


                                     (25)


                       First United Corporation and Subsidiaries
               Consolidated Statements of Changes in Shareholders' Equity
                        (In thousands, except per share amounts)

                                                        Unrealized    Total
                            Capital           Retained    Gains    Shareholders'
                             Stock   Surplus  Earnings   (Losses)     Equity

Balance at January 1, 1995     $62   $23,141   $29,435   $ (1,507)   $51,131
Change in unrealized gains
(losses), net of tax of $121                                1,700      1,700
Net income for the year                          5,604                 5,604
Dividend reinvestment and stock
purchase plan                             43                              43
Cash dividends-$.46 per share                   (2,974)               (2,974)

Balance at December 31, 1995  $62   $23,184   $32,065      $ 193    $55,504


Change in unrealized gains
(losses), net of tax of $134                                   20         20
Net income for the year                          6,479                 6,479
Dividend reinvestment and stock
purchase plan                             28                              28
Aquisition and retirement of
common stock                    (1)     (972)                           (973)
Cash dividends-$.51
per share                                       (4,243)               (4,243)
5% stock dividend                3      4,421   (4,424)                    0

Balance at December 31, 1996   $64    $26,661  $29,877      $ 213   $ 56,815


Change in unrealized gains
(losses), net of tax of $174                                   64         64
Net income for the year                          6,645                 6,645
Aquisition and retirement of
common stock                    (1)   (3,200)                         (3,201)
Cash dividends-$.56
per share                                       (3,609)               (3,609)

Balance at December 31, 1997    $63   $23,461  $32,913      $ 277    $56,714

( ) indicate deduction

See notes to consolidated financial statements.



                                       (26)

                   First United Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                                   Year ended December 31
                                                1997      1996       1995
Operating activities
Net income .................................  $ 6,645    $ 6,479    $ 5,604
Adjustments to reconcile net income to net
cash provided by operating activities:
   Provision for possible credit losses ....      935        749          0
   Provision for depreciation ..............    1,460      1,299      1,145
   Net accretion and amortization of investment
     security discounts and premiums .......     (116)       345        399
  (Gain) loss on sale of
     investment securities .................      (91)       (24)        20
  (Increase) in accrued interest receivable
     and other assets ......................   (1,440)      (483)      (782)
  (Decrease) increase in reserve for taxes,
     interest and other liabilities ........     (236)     1,896       (515)

Net cash provided by operating activities ..     7,157    10,261       5,871

Investing activities
Proceeds from maturities and sales of investment
 securities available for sale .............    74,960    59,489      105,834
Purchases of available for sale
 investment securities .....................   (56,774)  (65,444)    (103,911)
Purchases of investment securities
 held-to-maturity ..........................    (8,490)  (13,041)      (7,597)
Proceeds from maturities of investment
 securities held-to-maturity ...............     6,048     4,777        6,423
Net (increase) in loans ....................   (59,079)  (22,879)     (25,089)
Purchase of premises and equipment .........    (1,379)   (1,025)      (1,396)

Net cash used in investing activities ......   (44,714)  (38,123)     (25,736)

Financing activities
Net increase (decrease) in demand deposits, NOW
 accounts and savings accounts .............     5,367      (623)       3,765
Net increase in certificates of deposit.....    42,154    28,869       28,879
(Decrease) increase in federal funds purchased
 and other borrowed funds ..................    (1,775)    5,000       (8,373)
Cash dividends paid or declared ............    (3,609)   (4,243)      (2,974)
Proceeds from issuance of common stock .....         0        28           43
Aquisition and retirement of common stock ..    (3,201)     (973)           0

Net cash provided by financing activities ..    38,936    28,058       21,340
Increase in cash and cash equivalents ......     1,379       196        1,475
Cash and cash equivalents at beginning of year  16,207    16,011       14,536

Cash and cash equivalents at end of year ..... $17,586   $16,207      $16,011

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

Business
    First United Corporation is a registered bank holding company, incorporated under the laws of Maryland. It is the parent company of First United National Bank & Trust and Oakfirst Life Insurance Corporation. First United National Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of twenty-three offices and twenty-seven automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by U.S. Life Credit Life Insurance Corporation on consumer loans made by First United National Bank & Trust.

Basis of Presentation
    The accompanying consolidated financial statements have been prepared in accordance with generally accepted ac-counting principles that require the Corporation to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments
    Securities held-to-maturity and available-for-sale: Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.
    Debt securities not classified as held-to-maturity and marketable equity securities are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.
    The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other than temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.
    At December 31, 1997, there were no securities held in the investment portfolio which were classified as trading.

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

Reserve for Possible Credit Losses
    For financial reporting purposes, management regularly reviews the loan portfolio and determines a provision for possible credit losses based upon the impact of economic conditions on the borrower's ability to repay, past collection

                                   (28)

1. Summary of Significant Accounting Policies (continued)

experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgement, deserve current recognition. Management's evaluation is inherently subjective as it requires estimates concerning the underlying collateral values on impaired loans that may be susceptible to change.

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

Statement of Cash Flow
    The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $18,978, $16,376, and $14,721 in interest on deposits and other borrowed money for the years ending December 31, 1997, 1996, and 1995, respectively.

Earnings Per Share
    Earnings per share ("basic") was computed based on the weighted average number of common shares outstanding of 6,343, 6,492, and 6,503 for 1997, 1996, and 1995, respectively. The Corporation does not have any common stock equivalents.
    For comparative purposes, earnings per share, dividends per share and weighted average shares outstanding for the year ended December 31, 1995, have been restated to reflect the 5% stock dividend paid on March 29, 1996.

New Accounting Pronouncements
    In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131), were issued. Statement No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. Statement No. 131 establishes standards for the disclosure of selected information pertaining to operating segments of a public company in its interim and annual financial statements. These statements are effective for financial statements for periods beginning after December 15, 1997, and will not have a significant on the Corporation's consolidated financial statements.

2. Regulatory Capital Requirements
    The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve measures of its assets, liabilites, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitive judgments by the regulators about components, risk-weightings, and other factors.
    Quantitative measures established by regulation to ensure capital adquacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (leverage ). Management believes, as of December 31, 1997, that the Corporation and the Bank meet all capital adquacy requirements to which it is subject.
    As of December 31, 1997 , the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be catagorized as well capitalized, minimum total risk-based, Tier I risk based, and Tier I leverage ratios must be maintained. Management is not aware of any condition or event which has caused the well capitalized position to change.

                             (29)
2. Regulatory Capital Requirements (continued)

                                                                To Be Well
                                                             Capitalized Under
                                              For Capital    Prompt Corrective
                               Actual     Adequacy Purposes Action Provisions
                            Amount  Ratio  Amount   Ratio     Amount   Ratio
December 31, 1997
Total Capital (to Risk Weighted Assets)
Consolidated ............. $59,368 14.82%  $32,048  8.00%     $40,059   10.00%
First United National Bank  47,622 11.96%   31,858  8.00%      39,823   10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated .............  56,714 14.16%   16,024  4.00%      24,036    6.00%
First United National Bank  44,968 11.29%   15,929  4.00%      23,894    6.00%
Tier I Capital (to Average Assets)
Consolidated .............. 56,714 10.33%   16,468  3.00%      27,446    5.00%
First United National Bank  44,968 8.34%    16,176  3.00%      26,960    5.00%

December 31, 1996
Total Capital (to Risk Weighted Assets)
Consolidated ............. $59,001 17.92%  $26,339  8.00%     $32,924   10.00%
First United National Bank  46,035 14.10%   26,124  8.00%      32,655   10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated .............  56,815 17.26%   13,170  4.00%      19,754    6.00%
First United National Bank  43,849 13.43%   13,062  4.00%      19,593    6.00%
Tier I Capital ( Average Assets )
Consolidated..............  56,815 11.31%   20,090  3.00%      25,113    5.00%
First United National Bank  43,849  9.37%   19,660  3.00%      24,574    5.00%


3. Investment Securities
    The following is a comparison of book and market values of available-for-sale securities and held-to-maturity securities:

                                          Available-for-Sale Securities
                                                Gross      Gross     Estimated
                                              Unrealized Unrealized    Fair
                                        Cost    Gains      Losses      Value
December 31, 1997                                 (In thousands)
U. S. Treasury securities and obligations
   of U. S. government agencies...... $41,434    $267         $ 8      $41,693
Obligations of states and political
subdivisions ........................   6,249     111           0        6,360
Mortgage-backed securities ..........  16,917     108          25       17,000
Total debt securities ............... $64,600    $486        $ 33      $65,053

                                           Held-to-Maturity Securities
                                                Gross      Gross     Estimated
                                              Unrealized Unrealized    Fair
                                        Cost    Gains      Losses      Value
December 31, 1997                                 (In thousands)
Obilgations of states and political
 subdivisions..........................$9,203    $178         $0       $9,381
U.S. Corporate Securities............. 15,896      83          3       15,976
Total debt securities................. 25,099     261          3       25,357
Equity securities.....................  4,443       0          0        4,443

Totals............................... $29,542    $261         $3      $29,800

                                        (30)

3. Investment Securities (continued)

                                           Available-for-Sale Securities
                                             Gross       Gross       Estimated
                                          Unrealized   Unrealized      Fair
                                  Cost       Gains       Losses        Value
December 31, 1996                                (In thousands)
U. S. Treasury securities and obligation
s of U. S. government agencies..$56,480       $341        $ 63        $56,758
Obligations of states and
political subdivisions .........  6,892         89          25          6,956
Mortgage-backed securities ..... 19,990        104          97         19,997
Total debt securities ..........$83,362       $534        $185        $83,711

                                            Held-to-Maturity Securities
                                             Gross        Gross      Estimated
                                           Unrealized   Unrealized     Fair
                                  Cost       Gains        Losses       Value
December 31, 1996                                (In thousands)
U. S. Treasury securities and obligations
  of U. S. government agencie.. $ 1,518        $ 0        $ 18        $ 1,500
Obligations of states and
  political subdivisions ......   8,362        336           6          8,692
U. S. Corporate securities ....  13,559         72          17         13,614
Total debt securities..........  23,439        408          41         23,806
Equity Securities..............   2,918          0           0          2,918

Totals ........................ $26,357       $408        $ 41       $ 26,724


    During the years ended December 31, 1997, 1996, and 1995, available-for-sale securities with a fair value at the date of sale of $4.83, $4.74, and $8.70 million were sold. The gross realized gains on such sales totaled $.091, $.024, and $.002 million. The gross realized losses on the sales were $.003, $0, and $.022 million.
    The amortized cost and estimated fair value of debt and marketable securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because of issuers of

                                       (31)
3. Investment Securities ( continued )

the securities may have the right to prepay obligations without prepayment penalties. Equity securities consist of Federal Reserve Bank and Federal Home Loan Bank Stock. These securities have no maturity and therefore are classified in the "Due after 10 years" maturity line.

                                               Available-for-Sale Securities
                                                   Amortized      Market
                                                     Cost         Value
Due in one year or less .......................... $31,654       $31,634
Due after one year through five years ............. 26,472        26,826
Due after five years through ten years ............. 5,176         5,266
Due after ten years ................................ 1,298         1,327
                                                   $64,600       $65,053

                                                 Held-to-Maturity Securities
                                                   Amortized      Market
                                                     Cost         Value
Due in one year or less .......................... $ 7,905       $ 7,911
Due after one year through five years ............  13,414        13,525
Due after five years through ten years ...........   1,509         1,550
Due after ten years ..............................   6,714         6,814
                                                   $29,542       $29,800

    At December 31, 1997, investment securities with a book value of $34.90 million were pledged to secure public and trust deposits as required or permitted by law.

4. Reserve for Possible Credit Losses
    Activity in the reserve for possible credit losses is summarized as follows:

                                                 1997        1996        1995
Balance at January 1 .......................... $2,186      $2,120     $2,350
Provision charged to operating expense ........    935         749          0
                                                 3,121       2,869      2,350

Gross credit losses ...........................   (638)       (847)      (410)
Recoveries ....................................    171         164        180
Net credit losses .............................   (467)       (683)      (230)
Balance at December 31 ........................ $2,654      $2,186     $2,120

    Non-accruing loans were $562, $976, and $1,075 at December 31, 1997, 1996, and 1995, respectively. Interest income not recognized as a result of non-accruing loans was $20, $37, and $68 during the years ended December 31, 1997, 1996, and 1995, respectively.

5. Loans and Concentrations of Credit Risk
    The Corporation through its banking subsidiary is active in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland; and Mineral, Hardy, Berkeley and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The following table presents the Corporation's composition of credit risk by significant concentration.

                                   (32)
5. Loans and Concentrations of Credit Risk ( continued )

                                                  December 31, 1997
                                                        Loan
                                            Loans    Commitments     Total
Commercial, financial and agricultural .. $ 65,988     $25,087     $91,075
Real estate-construction .................  11,716       3,889      15,605
Real estate-mortgage...................... 287,153      16,416     303,569
Installment ..............................  75,124       3,403      78,527
Letters of credit.........................   1,411         773       2,184
                                          $441,392     $49,568    $490,960

                                                  December 31, 1996
                                                         Loan
                                            Loans     Commitments    Total
Commercial, financial and agricultural . $ 54,115      $15,497    $ 69,612
Real estate-construction ...............   21,097        9,750      30,847
Real estate-mortgage....................  249,389       16,202     265,591
Installment ............................   55,969        4,703      60,672
Letters of credit.......................    2,210          713       2,923
                                         $382,780      $46,865    $429,645

    Loan commitments are made to accommodate the financial needs of the Corporation's customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, more than 99 percent of letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.
    Commercial, financial and agricultural loans are collateralized by real estate and equipment, and the loan-to-value ratios generally do not exceed 75 percent. Real estate mortgage loans are collateralized by the related property, and the loan-to-value ratios generally do not exceed 85 percent.
    Any consumer real estate mortgage loan exceeding a loan-to-value ratio of 85 percent will require private mortgage insurance. Installment loans are typically collateralized with loan-to-value ratios which are established based on historical experience and the financial condition of the borrower and generally range from 80 percent to 90 percent of the amount of the loan. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

6. Bank Premises and Equipment
    The composition of Bank premises and equipment is as follows:
                                                     1997         1996
Bank premises ................................... $ 8,773       $ 8,653
Equipment .......................................  12,235        11,289
                                                   21,008        19,942

Less accumulated depreciation ................... (11,758)      (10,611)
Total ........................................... $ 9,250       $ 9,331

    The Corporation recorded depreciation expense of $1,460, $1,299 and $1,145 in 1997, 1996, and 1995, respectively.

7. Fair Value of Financial Instruments
    As required by the Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Corporation has presented fair value information about financial instruments, whether or

                                  (33)

7. Fair value of Financial Instuments (continued)

not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corporation's ability to actually realize these derived values cannot be assumed.

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

                                           1997                1996
                                    Carrying    Fair     Carrying    Fair
                                     Amount     Value     Amount     Value
Cash and due from banks ........... $ 17,586  $ 17,586   $ 15,307  $ 15,307
Investment securities .............   94,595    94,853    110,068   110,435
Loans .............................  441,392   441,613    382,780   382,458
Deposits ..........................  500,060   498,393    452,539   451,112
Federal funds purchased and other
  borrowed funds ..................    6,225     6,225      8,000     8,000

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

    Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.

   Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 1997.

                                      (34)
8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings (continued)


    Borrowings consist of the following:
December 31, 1997
FHLB advances payable to FHLB Atlanta,
 secured by all FHLB advances
and certain first mortgage loans:
    Due January 5, 1998 @ 5.81% ................................... $1,075
    Due September 24, 2002 @ 5.66% ................................. 5,000
Correspondent Bank borrowings
    Due January 2, 1998 @ 6.00%  ..................................... 150
       Total ...................................................... $6,225

December 31, 1996
FHLB advances payable to FHLB Atlanta,
secured by all FHLB advances and certain first mortgage loans:
    Due January 3, 1997 @ 5.70% ................................... $3,500
    Due January 6, 1997 @ 5.65% .................................... 2,200
    Due January 7, 1997 @ 5.63% .................................... 2,300
      Total ...................................................... $8,000

    The Corporation, through its banking subsidiary, First United National Bank & Trust, has a credit agreement with FHLB of Atlanta in an amount up to $75 million. The line of credit is secured with the first lien on the 1-4 family mortgage portfolio totaling $213.90 million on December 31, 1997.
    The Corporation's banking subsidiary First United National Bank & Trust has established various unsecured lines of credit totaling $8 million at various upstream correspondent banks. The Bank has also established a $8 million reverse repurchase lines of credit with correspondent banks. As of December 31, 1997, the Corporation had borrowings totaling $.150 million at a rate of 6.00% with these correspondent banks. This borrowing was due January 2, 1998. The Corporation utilizes the lines to meet daily liquidity requirements and does not rely on lines as a source of long term liquidity.

9. Income Tax
    A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:

                                                          Liability
                                                           Method
                                                   1997     1996     1995
Income before income taxes .....................  $9,942   $9,623   $8,453
Statutory income tax rate ......................     34%      34%      34%
Income tax .....................................   3,380    3,272    2,874
State franchise tax, net of federal tax benefit      257      274      233
Effect of nontaxable interest and loan income ..    (390)    (360)    (249)
Effect of TEFRA interest limitation ............      37       31       27
Other ..........................................      13      (73)     (36)
Income tax expense for the year ................  $3,297   $3,144   $2,849

Taxes currently payable ........................   3,568    3,309    2,862
Deferred taxes (benefit) .......................    (271)    (165)     (13)
Income tax expense for the year ................  $3,297   $3,144    $2,849

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                     (35)

9. Income tax ( continued )

                                                        1997      1996
Deferred tax assets:
 Reserve for possible credit losses ................... $685      $407
 Deferred loan origination fees .......................  194       228
 Pension expense ......................................   91       120
 Merger costs .........................................  132       122
 Unrealized loss on real property .....................  122       120
 Accrued expenses .....................................    -        89
 Other ................................................   12        32
    Total deferred tax assets ........................ 1,236     1,118
Valuation allowance ................................... (132)     (122)
Total deferred tax assets less valuation allowance ... 1,104       996

Deferred tax liabilities:
 Market discount ......................................  (72)      (19)
 Excess depreciation .................................. (378)     (546)
 Employee compensation.................................  (38)      (37)
 Unrealized gain on investment securities ............. (174)     (134)
 Prepaid expenses .....................................  (53)     (100)
 Other ................................................   (6)       (8)
Total deferred tax liability ..........................  (721)    (844)

Net deferred tax asset ................................  $383      $152

    The Corporation made income tax payments of $2,920, $3,529, and $2,675 for the years ending December 31, 1997, 1996 and 1995, respectively.

10. Employee Benefit Plans
    The Bank sponsors a noncontributory pension plan covering substantially all full-time employees who qualify as to age and length of service.
    Pension expense charged to operations was $110, $240, and $711 in 1997, 1996, and 1995,respectively. The benefits are based on years of service and the employees compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's funding requirements.
    The following table sets forth the plan's consolidated funded status and amounts recognized in the Corporation's financial statements for the years ended December 31:

                                                             1997      1996
Actuarial present value of accumulated benefit obligations:
Accumulated benefit obligation, including
vested benefits of $5,506 in 1997 and $5,534 in 1996 ..... ($5,607)  ($5,655)
Projected benefit obligation for service rendered to date . (7,143) (7,480) Plan assets at fair value, primarily listed stocks
 and fixed income securities ..............................  8,502     7,477
Projected benefit obligation in excess of plan assets .....  1,359        (3)
Unrecognized net loss .....................................   (539)      644
Unrecognized prior service cost arising from amendment
 effective January 1, 1991 ................................    (30)      (32)
Unrecognized net asset arising at transition at January 1 .   (683)     (723)

Accrued pension cost ......................................   $107    $ (114)

                                  (36)

10. Employee Benefit Plans (continued)

                                                  1997       1996      1995
Net pension cost included the following components:
 Service costs-benefits earned during the year .. $259       $301      $270
 Interest cost on projected benefit obligation ..  494        523       475
Actual return on plan assets .................. (1,097)      (545)   (1,087)
Net amortization and deferral .................... 453        (39)      640
Charge associated with early retirement window....   0          0       413

Net pension expense included in employee benefits $110       $240      $711


    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 1997, 1996, and 1995. The expected long-term rate of return on plan assets was 8.0% in 1997, 1996 and 1995. Salaries were assumed to increase at 4% in 1997, 1996 and 1995.

401(k) Profit Sharing Plan
    The First United National Bank & Trust 401(k) Profit Sharing Plan ("the 401(k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute, through payroll deductions, up to 10% of their base salary, with contributions up to 6% of base salary matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $120, $105, and $92 in 1997, 1996, and 1995, respectively.

11. Federal Reserve Requirements
    The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 1997, the daily average amount of these required reserves was approximately $7,122.

12. Restrictions on Subsidiary Dividends, Loans or Advances
    Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. Under this law the banking subsidiaries could, without regulatory approval, declare additional dividends in 1997 of approximately $848 plus an additional amount equal to the net profits for 1998 up to the date of any such dividend declaration.
    Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. Although no trans-fers were made, $5,937 in funds were available for transfer from the bank to the Corporation in the form of loans as of December 31, 1997.

13. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition
                                                         December 31,
                                                       1997         1996
Assets
  Cash ..............................................  $ 544      $ 2,127
  Investment securities .............................  6,572        6,966
  Investment in bank subsidiary ..................... 44,774       43,693
  Dividend receivable and other assets...............    106          112
  Investment in non-bank subsidiary .................  5,478        5,564
     Total Assets .................................. $57,474      $58,462

Liabilities and Shareholder's Equity
  Reserve for taxes, interest and other liabilities..   $ 30        $ 918
  Dividends payable .................................    937          902
  Shareholders' equity .............................. 56,507       56,642

Total Liabilities and Shareholder's Equity ..........$57,474      $58,462

                                    (37)
13. Parent Company Financial Information ( Parent Compamny Only ) ( continued )

                                                   Year ended December 31
Condensed Statement of Income                   1997       1996        1995
Income:
 Dividend income from subsidiaries ..........$ 5,335     $ 6,170     $ 5,000
 Other income ...............................    334         329         200
Total income  ...............................  5,669       6,499       5,200
Expense:
 Other expenses .............................     10          13          23
Total expense ...............................     10          13          23

Income before income taxes and equity in
  undistributed net income of subsidiaries ... 5,659       6,486       5,177

Equity in undistributed net income of subsidiaries:
Bank..........................................   681        (326)         95
Non-bank .....................................   313         324         332
Less income tax ..............................    (8)         (5)          0
Net income ...................................$6,645      $6,479      $5,604

Condensed Statement of Cash Flows
                                                  Year ended December 31
                                                1997        1996       1995
Operating activities
Net income ................................. $ 6,645      $6,479      $5,604
Adjustments to reconcile net income to net
cash provided by operating activities:
  Increase in dividends payable ............      35         902           0
  Undistributed equity in subsidiaries:
    Bank....................................    (681)        326         (95)
    Non-bank ...............................    (313)       (324)       (332)
  Increase in other assets .................       6         (47)         17
  (Decrease) increase in other liabilities .    (888)        872          36

Net cash provided by operating activities ..   4,804       8,208       5,230

Investing activities
Purchase of investment securities ..........    (205)     (2,962)     (1,006)
Proceeds from investment maturities ........     628           0           0

Net cash used in investing activities ......     423      (2,962)     (1,006)

Financing activities
Cash dividends..............................  (3,609)     (4,243)     (2,974)
Proceeds from issuance of common stock .....       0          28          43
Acquisition and retirement of common stock .  (3,201)       (972)          0

Net cash used by financing activities ......  (6,810)     (5,187)     (2,931)

Increase in cash and cash equivalents ......  (1,583)         59       1,293
Cash and cash equivalents at beginning of year 2,127       2,068         775

Cash and cash equivalents at end of year ...   $ 544      $2,127      $2,068


14. Commitments and Contingent Liabilities
    The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.
    Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $9.968 million of life, accident and health insurance in force at December 31, 1997. In accordance with state insurance laws, this subsidiary is capitalized at $5,491.

                                    (38)

None.15. Related Party Transactions
    In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Corporation and its subsidiaries. Pursuant to the Corporation's policy, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the years ended December 31:

                                                   1997      1996      1995
Balance, January 1 ............................   $7,981    $6,626    $7,477
Loans or advances .............................    5,239     2,775       144
Repayments ....................................   (5,174)   (1,420)     (995)
Balance, December 31 ..........................   $8,046    $7,981    $6,626

16. Quarterly Results of Operations (Unaudited)
    The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                        Three months ended
                                 March 31   June 30   September 30   December 31
1997
Interest income ...............   $10,381   $10,603     $11,025       $11,339
Interest expense ..............     4,397     4,548       4,887         5,146
Net interest income ...........   $ 5,984   $ 6,055     $ 6,138       $ 6,193
Provision for possible
  credit losses ...............       124       123         376           312
Other income ..................     1,200     1,757       1,577         1,503
Other expenses ................     5,003     5,202       4,852         4,473
Income before income taxes ....   $ 2,057   $ 2,487      $2,487        $2,911
Applicable income taxes .......       681       790         838           988

Net income ....................   $ 1,376   $ 1,697     $ 1,649       $ 1,923

Earnings per share ............     $0.21     $0.27       $0.26         $0.31

                                                Three months ended
1996                              March 31   June 30   September 30  December 31
Interest income ...............    $9,585    $9,652      $9,890       $10,146
Interest expense ..............     3,972     3,928       4,131         4,345
Net interest income ...........    $5,613    $5,724      $5,759       $ 5,801
Provision for possible
   credit losses ..............        99        99         158           393
Other income ..................     1,080     1,199       1,312         1,278
Other expenses ................     4,176     4,385       4,268         4,565

Income before income taxes ....    $2,418    $2,439      $2,645       $ 2,121
Applicable income taxes .......       819       821         839           665
Net income ....................    $1,599    $1,618      $1,806       $ 1,456

Earnings per share ............     $0.25     $0.25       $0.28         $0.22


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    (39)

                                  PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 28, 1998, from pages 2 through 6.

Executive Officers of the Registrant are:
NAME POSITION AGE
William B. Grant         Chairman of the Board and               44
                         Chief Executive Officer

Robert W. Kurtz          President,                              51
                         Chief Financial Officer and
                         Secretary/Treasurer

Benjamin W. Ridder       Executive Vice President and            56
                         Director of Retail Banking

Jeannette R. Fitzwater   Senior Vice President and               37
                         Director of Human Resources

Philip D. Frantz         Senior Vice President and               37
                         Director of Operations & Support

Steven M. Lantz          Senior Vice President and               41
                         Director of Lending

Eugene D. Helbig, Jr.    Senior Vice President                   45
                         Senior Trust Officer

Frederick A. Thayer IV   Senior Vice President                   39
                         Director of Sales and CRA Officer

As defined by the rules and regulations of the Securities and Exchange Commission, family relationships exist among Directors, Nominees and Executive Officers. Director Frederick A. Thayer III is the father of Senior Vice President Frederick A. Thayer IV. Director I. Robert Rudy is the brother of Senior Vice President Jeanette Rudy Fitzwater. No other family relationships exist.

All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Mr. Grant has been Chairman of the Board and Chief Executive Officer since 1996. Previously, he had been Secretary of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

Mr. Kurtz has been President of First United Corporation since 1996 and Chief Financial Officer, Secretary, and Treasurer since 1997. Previously, he had been Chief Operating Officer of First United Corporation since 1996, Treasurer of First United Corporation since 1990 and Executive Vice-President of First United National Bank & Trust since 1987.

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

                                    (40)

Item 10. Directors and Executive Officers of the Registrant ( continued )

Mr. Helbig was appointed Senior Vice President in 1997 and Senior Trust Officer in 1993. He had been a First Vice President since 1993.

Mr. Thayer was appointed Senior Vice President and Director of Sales in 1997. Previously, he had been First Vice President, Regional Executive Officer and Regional Sales Manager of First United National Bank & Trust since 1995.

Item 11. EXECUTIVE COMPENSATION
    Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 28, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 28, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The information required by Item 13 is incorporated by reference from page 6 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 28, 1998, and from Note 15 on page 39 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.


                                   PART IV.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
    (a)(1) and (2) Financial Statements and Financial Statement Schedules.
    The consolidated financial statements of the Corporation are listed on pages 24-27 of the Annual Report on Form 10-K. All schedules applicable to the Corporation are shown in the financial statements or in the notes thereto included in this Annual Report on Form 10-K.
    All other schedules to the consolidated financial statements required by
Article 9 of Regulation S-X and all other schedules to the financial statements of the Registrant required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

    (3) Listing of Exhibits.
     3 (ii) Bylaws of the Corporation, as amended and restated on December 17, 1997.

     21.1-Subsidiaries of the Corporation, incorporated by reference on pages 3 of this Form 10-K.

     (b) The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1997.



                                      (41)

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

(David J. Beachy) Director
(Donald M. Browning) Director
(Rex W. Burton) Director
(Richard D. Dailey, Jr.) Director
(Paul Cox, Jr.) Director
(Frederick A. Thayer, III) Director
(Robert W. Kurtz) Director
(Maynard G. Grossnickle) Director
(Raymond F. Hinkle) Director Signatures
(Dr. Andrew E. Mance) Director
(Donald E. Moran) Director
(Richard G. Stanton) Director
(I. Robert Rudy) Director
(Robert G. Stuck) Director
(James F. Scarpelli, Sr.) Director
(Karen F. Myers) Director
(Elaine L. McDonald) Director

                                   (44)

                                  Exhibit 3(ii)
                                     BYLAWS
                             AS AMENDED AND RESTATED
                               on December 17, 1997

ARTICLE I
Stockholders
    SECTION 1. Annual Meeting. The annual meeting of the stockholders of the Corporation shall be held on a day duly designated by the Board of Directors in the month of April in each year for the purpose of electing directors to succeed those whose terms shall have expired as of the date of such annual meeting, and for the transaction of such other corporate business as may come before the meeting.
    SECTION 2. Special Meetings. Special meetings of the stockholders may be called at any time for any purpose or purposes by the Chairman or the President, or by a majority of the Board of Directors, and shall be called by the Chairman, the President, or the Secretary upon the request in writing of holders of a majority of all the shares outstanding and entitled to vote on the business to be transacted at such meeting. Such request shall state the purpose or purposes of the meeting. The person to whom such request was made shall provide an estimate of the cost of the mailing and, upon payment of such cost, the notice of the meeting shall be mailed by the Corporation.
    If the person to whom such request in writing is made shall fail to issue a call for such meeting within ten (10) days after receipt of such request, then a majority of the Board of Directors or the stockholders owning of record a majority in amount of the stock of the Corporation, issued, outstanding and entitled to vote, may do so by giving ten (10) days' prior written notice of the time, place and object of the meeting in the manner set forth in Article 1,
Section 4 hereof. Business transacted at all special meetings of stockholders shall be confined to the purpose or purposes stated in the notice of the meeting,

    SECTION 3. Place of Holding Meetings. All meetings of stockholders shall be held at the principal office of the Corporation or elsewhere in the United States as designated by the Board of Directors.

    SECTION 4. Notice of Meetings. Written notice of each meeting of the stockholders shall be mailed, postage pre-paid by the Secretary, to each stockholder entitled to vote thereat at his post office address, as it appears upon the books of the Corporation, at least ten (10) days but not more than ninety (90) days before, the meeting.
    Each such notice shall state the place, day, and hour at which the meeting is to be held and, in the case of any special meeting, shall state briefly the purpose or purposes thereof.

    SECTION 5. Quorum. The presence in person or by proxy of the holders of record of a majority of the shares of the capital stock of the Corporation issued and outstanding and entitled to vote thereat shall constitute a quorum at all meetings of the stockholders, except as otherwise provided by law, by the Articles of Incorporation or by these Bylaws. If less than a quorum shall be in attendance at the time for which the meeting shall have been called, the meeting may be adjourned from time to time by a majority vote of the stockholders present or represented, without any notice other than by announcement at the meeting, until a quorum shall attend. At any adjourned meeting at which a quorum shall attend, any business may be transacted which might have been transacted if the meeting had been held as originally called.

    SECTION 6. Conduct of Meetings. Meetings of stockholders shall be presided over by the Chairman of the Board, or by a chairman to be elected by the Board of Directors prior to the meeting. The Secretary of the Corporation, or if he is not present, any Assistant Secretary shall act as Secretary of such meetings; in the absence of the Secretary and any Assistant Secretary, the presiding officer may appoint a person to act as Secretary of the meeting.

    SECTION 7. Voting. At all meetings of stockholders, every stockholder entitled to vote thereat shall have one (1) vote for each share of stock standing in his name on the books of the Corporation on the date for the determination of stockholders entitled to vote at such meeting. Such vote may be either in person or by proxy appointed by an instrument in writing subscribed by such stockholder or his duly authorized attorney, bearing a date not more than dated, but need not be sealed, witnessed or acknowledged. All elections shall be had and all questions shall be decided by a majority of the votes cast at a duly constituted meeting, except as otherwise provided by law, in the Articles of Incorporation or by these Bylaws.
    If the chairman of the meeting shall so determine, a vote by ballot may be taken upon any election or matter, and the vote shall be so taken upon request of the holders of a majority of the stock entitled to vote on such election or matter. In either of such events, the proxies and ballots shall be received and be taken in charge and all questions touching the qualification of voters and the validity of proxies and the acceptance or rejection of votes, shall be decided by the judge. Such judge shall be appointed by the Board of Directors prior to the meeting.

ARTICLE II
Board of Directors

    SECTION 1. General Powers. The property and business of the Corporation shall be managed by the Board of Directors of the Corporation.
    SECTION 2. Number of Directors. The number of directors shall be three (3) or such other number, but not less than three (3) nor more than twenty-five
(25), as may be designated from time to time by resolution of a majority of the entire Board of Directors.
    SECTION 3. Election and Term of Office. The Board of Directors shall be divided into classes as described in the Articles of Incorporation. Each Director shall hold office until the expiration of the term for which the Director is elected, except as otherwise

                                   [1]

Exhibit 3(ii) (continued)

stated in these Bylaws, and thereafter until his or her successor has been elected and qualifies. Election of Directors need not be by written ballot, unless required by these Bylaws.
    SECTION 4. Nomination of Directors. Nomination for election of members of the Board of Directors may be made by the Board of Directors or by any stockholder of any outstanding class of capital stock of the Corporation entitled to vote for the election of Directors. Notice by a stockholder of intention to make any nominations shall be made in writing and shall be delivered or mailed to the Chairman of the Board or the President of the Corporation not less than 150 days nor more than 180 days prior to the date of the meeting of stockholders called for the election of Directors which, for purposes of this provision, shall be deemed to be on the same date as the annual meeting of stockholders for the preceding year. Such notification shall contain the following information to the extent known by the notifying stockholder (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the number of shares of capital stock of the Corporation owned by each proposed nominee; (d) the name and residence address of the notifying stockholder; (e) the number of shares of capital stock of the Corporation owned by the notifying stockholder; (f) the consent in writing of the proposed nominee as to the proposed nominee's name being placed in nomination for Director; and (g) all information relating to such proposed nominee that would be required to be disclosed by Regulation 14A under the Securities Exchange Act of 1934, as amended, and Rule 14a-11 progmulated thereunder, assuming such provisions would be appicable to the solicition of proxies for such proposed nominee. Nominations are not made in accordance herewith shall be disregarded and, upon the Chairman's instructions the Judge shall direguard all votes cast for each nominee.
    Section 5. Filling Vacancies. In the case of any vacancy in the Board of Directors through death, resignation, disqualification, removal or other cause, the remaining directors, by affirmative vote of the majority thereof, may elect a successor to hold office for the unexpired term of a director whose place shall be vacant unitl the election of his successor or unitil he shall be removed prior thereto by an affirmitive vote of the holders of the holders of a majority of the stock.
    Similarly and in the event of the number of directors being increased as provided in these Bylaws, the additional directors so provided for shall be elected by the directors already in office, and shall hold office until the next annual meeting of stockholdersand therafter unitl his or their successors shall be elected.
    A director of the Corporation may only be removed during the director's term of office for cause, which means criminal convictionof a felony, unsound mind, adjudiction of bankruptcy, or conduct prejudicial to the interest of the Corporation, by the affirmativevote of a majority of the entire Board of Directors of the Corporation ( exclusive of the director being considered for removal) or by the affirmative vote of a majority of the outstanding capital stock of the Corporation entitiled to vote for the election of directors. Stockholders shall not have the right to remove directors without such cause. Any attempt or special meeting of stockholders to remove a director for cause shall be permitted only after notice to the director describing the specific charges constituting cause thereunder, and a hearing at which the director has a full opportunity to refute the charges.
    Section 6. Place of Metting. The Board of Directors may hold their meetings and have one or more ofiices, and keep the books of the Corporation, either within or outside the State of Maryland, at such place or places as they may from time to time determine by resolution or by written consent of the directors. The Board of Directors may hold their meetings by conference telephone or other similar electronic communications equipment in accordance with the provisions of Maryland General Corporations Law.
    Section 7. Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by resolution of the Board, provided that notice of every resolution of the Board fixing or changing the time or place for the holding of regular meetings of the Board shall be mailed to each director at least three (3) days before the first meeting held in pursuance therof. The annual meeting of the Board of Directors shall be held at the next regularly scheduled meeting of the Board following the annual stockholders' meeting at which a Board of Directors is elected.Any business may be transacted at regular meetings of the Board.
    Section 8. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by direction of the Chairman or the President, and must be called by the Chairman, the President or the Secretary upon written request of of a majority of the Board of Directors, by mailing the same at least two (2) days prior to the meeting , or by personal delivery, facsimile transmission,telegraphing or telephoning the same on the day before the meeting, to each director; but such notice may be waived by any other director. Unless otherwise limited in the notice thereof, any and all business may be transacted at any special meetings. At any meeting at which every director shall be present, even though without notice, any business may be transacted and any director may in writing waive notice of the time, place and objects of any special meeting.
    SECTION 9. Quorum. A majority of the whole number of directors shall constitute a quorum for the transaction of business at all meetings of the Board of Directors, but, if at any meeting less than a quorum shall be present, a majority of those present may adjourn the meeting from time to time. The act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors except as may be otherwise specifically provided by law or by the Corporation's Articles of Incorporation or by these Bylaws.
    SECTION 10. Compensation of Directors. Directors shall be entitled to receive from the Corporation reimbursement of the expenses incurred in attending any regular or special meeting of the Board. The Board of Directors, by resolution of the Board, may provide for compensation to be paid to directors for their services, and may set a fixed sum for attendance at each regular or special meeting of the Board and of any committee of the Board on which directors serve. Such reimbursement and compensation shall be payable whether or not an adjournment be had because of the absence of a quorum. Nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor; provided, however, that directors who are employees of the Corporation shall not be entitled to any additional compensation for their services as directors.
    SECTION 11. Executive Committee. The Board of Directors may appoint from among its members, by resolution passed by a majority of the whole Board, an Executive Committee, to consist of two or more of the directors of the Corporation. Except to the extent specified by resolution of the Board, the Executive Committee shall have and may exercise the powers of the Board of Directors, and may authorize the seal of the Corporation to be affixed to all papers which may require it.

                                    [2]


Exhibit 3(ii) (continued)

    The Executive Committee shall be responsible for reviewing and recommending changes to the Corporation's insurance pro-gram, overseeing compliance with the Corporation's Bylaws and Articles of Incorporation, supervising the Corporation's CEO, recommending to the Board a compensation policy for the CEO and other executive officers of the Corporation and its subsidiaries, recommending changes to the CEO's compensation package based on performance reviews, monitoring the performance of the Corporation and its subsidiaries, recommending changes to the Corporation's and subsidiaries' personnel policies, serving as a director nomination committee, and shall function with the authority of the full Board between meetings of the Board.
    The Executive Committee shall consist of the Chairman of the Board, the President, and such other directors as may be deter-mined by the Board. The Executive Committee shall meet at such time as may be fixed by the Committee or upon call of the Chairman of the Board. A majority of members of the Executive Committee shall have and exercise the authority of the Board of Directors in the interval between the meetings of the Board of Directors as permitted by applicable law.
    SECTION 12. Audit Committee. The Board of Directors shall appoint from among its members, by resolution passed by a majority of the whole Board, an Audit Committee, to consist of two or more of the directors of the Corporation, none of whom shall be officers or employees of the Corporation and each of whom shall be independent of management of the Corporation. The duties of this committee shall be to review annually of the affairs of the Corporation and to report to the Board of Directors on its review, including whether adequate internal audit controls and procedures are being maintained, and make recommendations to the Board of Directors regarding changes in the manner of doing business, all as shall be deemed advisable. The Audit Committee shall also recommend to the Board of Directors on the selection of the firm of independent certified public accountants to audit the books and records of the Corporation. The Audit Committee shall review significant audit and accounting principles, policies and practices, meet with the Corporation's auditors to review the Corporation's internal auditing functions, meet with the Corporation's independent auditors to review the results of the annual examination, and review the recommendations of the auditors.
    SECTION 13. Other Committees. The Board of Directors from time to time establish other committees of the Board to consist of two or more of the directors of the Corporation, and, by resolution passed by a majority of the whole Board, provide for such committees to have and to exercise such powers and authority and to perform such duties as may be assigned to it by the Board. Such committee or committees shall have such names as may be assigned to them by the Board. The members of any such committees shall be appointed by the Chairman of the Board and approved by the Board.

                                ARTICLE III
                                 Officers
    SECTION 1. Election and Tenure. The officers of the Corporation shall be the Chairman of the Board, a President, one or more Vice-Presidents (if so elected by the Board of Directors), a Secretary and a Treasurer, and such other officers as the Board of Directorsfrom time to time may consider necessary for the proper conduct of the business of the Corporation. The officers shall be elected annually by the Board of Directors at its first meeting following ath annual meeting of stockholders. The Chairman of the Board and the President shall be directors and the other officers may, but need not be, directors. any two or more of the above offices, exceptthose of President and Vice President, may be held by the same person, but no officer shall execute, acknowledge or verify any instrument in more than one capcity if such instument is required by law or by these Bylaws to be executed, acknowledged or verified by any two or more offices.
    Except where otherwise expressly provided in a contract duly authorized by the Board of Directors, all officers and agents of the Corporation shall be subject to removal at any time by the affirmative vote of a majority of the whole board of Directors, and all officers, agents, and employees, other than officers appointed by the Board of Directors, shall hold office at the discretion of the Board of Directors and/or of the officers appointing them.
    Section 2. Powers and Duties of the Chairman of the Board. The Chairman of the Board shall be the chief executive officer of the Corporation and shall have general charge and control of all its business affairs and properties. He shall preside at all meetings of the stockholders and the Board of Directors, except as provided in Article 1 section 6. the Chairman of the Board shall have all general powers conferred by these Bylaws or by law, including the power to sign, execute and deliver in the name and onbehalf of the Corporation all authorized bonds, contracts and other obligations of the Corporation. He shall the general powersand duties of supervision and management usally vested in the chief executive officer. The Chairman shall be ex-officio a member of all the standing committees, except any audit or examining committee. He shall do and perform such other duties as as may, from time to time, be assigned to him by the Board of Directors.
    Section 3. Powers and Duties of the President. The President shall supervise the carrying out of the policies adopted or approved by the Board of Directors. He shall have general executive powers as well as specific powers and duties as may be conferred upon or assigned to him by the Board of Directors. In the case of the absence or disability of the Chairman, the duties of that offices shall be performed by the President.
    Section 4. Powers and Duties of the Vice President. The Board of Directors may elect one or more Vice Presidents.Any Vice President 9 inless otherwise provided by resolution of the Board of Directors) may sign and execute all authorized bonds, contracts, or other obligations in the name of the Corporation. Each Vice President shall have such other powers and shall perform such other duties as may be assigned to him by the Board of Directors, by the Chairman, or by the President. In case of the absence or disability of the President, the duties of that office shall be performed by any Vice President. Any Vice President may, in the discretion of the Board of Directors, be designated as " executive," "senior," or by departmental or functional classification.
    Section 5. Powers and Duties of the Secretary. the Secretary shall give , or cause to be given, notice of all meetings of stockholders and directors and all other notices required by law or by these Bylaws, and in case of hi absence or refusal or neglect to do so, any such notice may be given by any person thereunto directed by the Chairman, or by the directors or stockholders upon whose written requistion the meeting is calledas provided in these Bylaws. The Secretary shall record all the proceeding of the meetings of the

                                     [3]

[Corporation and shall affix the same to all instruments requiring it, when authorized by the Board of Directors, the Chairman or the President, and attest the same. In general, the Secretary shall perform all the duties generally incident to the office of Secretary, subject to the control of the Board of Directors, the Chairman and the President.
    SECTION 6. Powers and Duties of Treasurer. The Treasurer shall have custody of all the funds and securities of the Corporation, and he shall keep full and accurate account of receipts and disbursements in books belonging to the Corporation. He shall deposit all moneys and other valuables in the name and to the credit of the Corporation in such depository or depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements. He shall render to the Chairman, the President and the Board of Directors, whenever any of them so requests, an account of all his transactions as Treasurer and of the financial condition of the Corporation. The Treasurer shall give the Corporation a bond, if required by the Board of Directors, in a sum, and with one or more sureties, satisfactory to the Board of Directors, for the faithful performance of the duties of his office and for the restoration to the Corporation in case of his death, resignation, retirement or removal from office of all books, papers, vouchers, moneys and other properties of whatever kind in his possession or under his control belonging to the Corporation. The Treasurer shall perform all the duties generally incident to the office of the Treasurer, subject to the control of the Board of Directors, the Chairman and the President.
    SECTION 7. Powers and Duties of Other Assistant Officers. Each assistant officer shall assist in the performance of the duties of the officer to whom he is assistant and shall perform such duties in the absence of the officer. He shall perform such additional duties as the Board of Directors, the Chairman, the President, or the officer to whom he is assistant may from time to time assign him. Such officers may be given such functional titles as the Board of Directors shall from time to time determine.

ARTICLE IV
Capital Stock
    SECTION 1. Issue of Certificates of Stock. The certificates for shares of the stock of the Corporation shall be of such form not inconsistent with the Certificate of Incorporation, or its amendments, as shall be approved by the Board of Directors. All certificates shall contain the manual or facsimile signature of the Chairman or the President and the Secretary or an Assistant Secretary, and shall contain the seal of the Corporation. All certificates for each class of stock shall be consecutively numbered. The name of the person owning the shares issued and the address of the holder shall be entered in the Corporation's books. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificates representing the same number of shares shall be issued until the former certificate or certificates for the same number of shares shall have been so surrendered, and canceled, unless a certificate of stock be lost or destroyed, in which event another may be issued in its stead upon proof of such loss or destruction, provided that the Corporation may require, in its discretion, the giving of a bond of indemnity satisfactory to the Corporation. Both such proof and such bond shall be in a form approved by the general counsel of the Corporation and by the Transfer Agent of the Corporation and by the Registrar of the stock.

    SECTION 2. Transfer of Shares. Shares of the capital stock of the Corporation shall be transferred on the books of the Corporation only by the holder thereof in person or by his attorney upon surrender and cancellation of certificates for a like number of shares as hereinbefore provided.

    SECTION 3. Registered Stockholders. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and accordingly shall not be bound to recognize any equitable or other claim to or interest in such share in the name of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of the State of Maryland.

    SECTION 4. Closing Transfer Books. The Board of Directors may fix the period, not exceeding twenty (20) days, during which time the books of the Corporation shall be closed against transfers of stock, or, in lieu thereof, the directors may fix a date not less than ten (10) days nor more than ninety
(90) days preceding the date of any meeting of stockholders or any dividend payment date or any date for the allotment of rights, as a record date for the determination of the stockholders entitled to notice of and to vote at such meeting or to receive such dividends or rights as the case may be; and only stockholders of record on such date shall be entitled to notice of and to vote at such meeting or to receive such dividends or rights as the case may be.

ARTICLE V
Bank Accounts and Loans
    SECTION 1. Bank Accounts. Such officers or agents of the Corporation as from time to time shall be designated by the Board of Directors shall have authority to deposit any funds of the Corporation in such banks or trust companies as shall from time to time be designated by the Board of Directors and such officers or agents as from time to time authorized by the Board of Directors may withdraw any or all of the funds of the Corporation so deposited in any bank or trust or trust company, upon checks, drafts or other instruments or orders for the payment of money, drawn against the account or in the name or behalf of this Corporation, and made or signed by such officers or agents; and each bank or trust company with which funds of the Corporation are so deposited is authorized to accept, honor, cash and pay, without limit as to amount, all checks, drafts or other instruments or orders for the payment of money, when drawn, made or signed by officers or agents so designated by the Board of Directors until written notice of the revocation of the authority of such officers or agents by the Board of Directors shall have been received by such bank or trust company. There shall from time to time be certified to the banks or trust companies in which funds of the Corporation are deposited, the signature of the officers

                                         [4]

Exhibit 3(ii)


or agents of the Corporation so authorized to draw against the same. In the event that the Board of Directors shall fail to designate the persons by whom checks, drafts and other instruments or orders for the payment of money shall be signed, as hereinabove provided in this Section, all of such checks, drafts and other instruments or orders for the payment of money shall be signed by the Chairman, the President or a Vice President and counter-signed by the Secretary or Treasurer or an Assistant Secretary or an Assistant Treasurer of the Corporation.

    SECTION 2. Loans. Such officers or agents of the Corporation as from time to time shall be designated by the Board of Directors shall have authority to effect loans, advances or other forms of credit at any time or times for the Corporation from such banks, trust companies, institutions, corporations, firms or persons as the Board of Directors shall from time to time designate, and as security for the repayment of such loans, advances, or other forms of credit to assign, transfer, endorse, and deliver, either originally or in addition or substitution, any or all stock, bonds, rights, and interests of any kind in or to stocks or bonds, certificates of such rights or interests, deposits, accounts, documents covering merchandise, bills and accounts receivable and other commercial paper and evidences or debt at any time held by the Corporation; and for such loans, advances, or other forms of credit to make, execute and deliver one or more notes, acceptances or written obligations of the Corporation on such terms, and with such provisions as to the security or sale or disposition thereof as such officers or agents shall deem proper; and also to sell to, or discount or rediscount with, such banks, trust companies, institutions, corporations, firms or persons any and all commercial paper, bills receivable, acceptances and other instruments and evidences of debt at any time held by the Corporation, and to that end to endorse, transfer and deliver the same. There shall from time to time be certified to each bank, trust company, institution, corporation, firm or person so designated the signature of the officers or agents so authorized; and each bank, trust company, institution, corporation, firm or person is authorized to rely upon such certification until written notice of the revocation by the Board of Directors of the authority of such officers or agents shall be delivered to such bank, trust company, institution, corporation, firm or person.

ARTICLE VI
Miscellaneous Provisions
    SECTION 1. Fiscal Year. The fiscal year of the Corporation shall begin on the first day of January of each year.

    SECTION 2. Notices. Whenever, under the provisions of these Bylaws, notice is required to be given to the Corporation or to any director, officer or stockholder, unless otherwise provided in these Bylaws, such notice shall be deemed duly given if in writing, and personally delivered, or sent by telefax, or telegram, or by mail, by depositing the same in the U. S. mails, postage postpaid, addressed to the Corporation at its principal executive office, and to each director, officer or stockholder to whom such notice is given at his or her address as it appears on the books of the Corporation, or in default of any other address, to such director, officer or stockholder at the general post office in the City of Oakland, Maryland. Such notice shall be deemed to be given at the time the same is so personally delivered, telefaxed, telegraphed or so mailed. Any person may waive any notice required to be given under these Bylaws.

   SECTION 3. Voting Upon Stocks. Unless otherwise ordered by the Board of Directors, the Chairman, the President and the Vice President, or either of them, shall have full power and authority on behalf of the Corporation to attend and to vote and to grant proxies to be used at any meetings of stockholders of any corporation in which the Corporation may hold stock.

ARTICLE VII
Amendment of Bylaws
    The Board of Directors shall have full power to amend, alter or repeal these Bylaws, or any provision thereof, and may from time to time make additional Bylaws, upon approval thereof by a majority of the Board.

ARTICLE VIII Indemnification
    SECTION 1. As used in this Article VIII, any word or words that are defined in Section 2-418 of the Corporations and Associations Article of the Annotated Code of Maryland (the "Indemnification Section"), as amended from time to time, shall have the same meaning as provided in the Indemnification Section.
    SECTION 2. Indemnification of Directors and Officers. The Corporation shall indemnify and advance expenses to a director or officer of the Corporation in connection with a proceeding to the fullest extent permitted by and in accordance with the Indemnification Section. Notwithstanding the foregoing, the Corporation shall be required to indemnify a director or officer in connection with a proceeding commenced by such director or officer against the Corporation or its directors or officers only if the proceeding was authorized by the Board of Directors.
    SECTION 3. Indemnification of Other Agents and Employees. With respect to an employee or agent, other than a director or officer of the Corporation, the Corporation may, as determined by and in the discretion of the Board of Directors of the Corporation, indemnify and advance expenses to such employees or agents in connection with a proceeding to the extent permitted by and in accordance with the Indemnification Section.


                                    END OF BYLAWS

                                      [5]