Form 10-Q
period 1998-03-31
FIRST UNITED CORP/MD/
filed 1998-05-14
CIK 763907

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1998

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

Common stock, $.01 Par value--6,243,311 shares outstanding as of March 31, 1998 Preferred stock, No par value--No shares outstanding as of March 31, 1998.














INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1998
(Unaudited), December 31, 1997, and March 31, 1997(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1998 and 1997.

     Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1998 and 1997.

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

SIGNATURES
























FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    March 31, Dec. 31,  March 31,
Assets                                1998      1997      1997
                                   (Unaudited)  (*)    (Unaudited)
                                   -----------------------------

    Cash and due from banks           $18,070  $17,586   $21,307
    Investment securities:
            Available-for-sale:
        U.S. Treasury Securities       12,748   10,225    18,023
        Obl. of other U S Gov. Agen.   31,848   31,468    33,599
        Obl. of St. and Loc. Govt       6,255    6,360     6,820
        Other investments              18,466   17,000    19,025
                                       -------------------------
            Total available-for-sale   69,317   65,053    77,467

            Held-to-maturity:
        Obl. of other U S Govt Agen         0       0      1,515
        Obl. of St. and Loc. Govt      10,201    9,203     8,620
        Other investments              13,002   20,339    16,078
                                      ---------------------------
            Total held-to-maturity     23,203   29,542    26,213
                                      ---------------------------
        Total investment securities    92,520   94,595   103,680

    Federal funds sold                  5,300        0         0

    Loans                             450,379  441,392   395,025
    Reserve for poss. credit losses    (2,820)  (2,654)   (2,181)
                                      ---------------------------
               Net loans              447,559  438,738   392,844

    Bank premises and equipment         9,395    9,250     9,399

    Acc. int. Rec. and other assets     9,303    8,861     6,947
                                     ----------------------------
          Total Assets               $582,147 $569,030  $534,177
                                     ============================

* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction








FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    March 31, Dec. 31, March 31,
                                      1998      1997      1997
                                   (Unaudited)   (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 53,828 $ 51,309  $ 54,113
        Interest bearing deposits     449,711  448,751   411,430
                                     ---------------------------
           Total deposits             503,539  500,060   465,543
    Reserve for taxes, int., &
        Other liabilities               4,887    5,094     4,470
    Fed funds purchased & other
        borrowed money                 15,650    6,225     6,500
    Dividends payable                     950      937       900
                                     ----------------------------
          Total  Liabilities          525,026  512,316   477,413

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 12,000 shares; issued and
    outstanding 6,243 shares at March 31,
    1998, 6,260 outstanding at December
    31, 1997, and 6,392 outstanding at
    March 31, 1997                         62       63        64

    Surplus                            23,162   23,461    25,994

    Retained earnings                  33,594   32,913    30,753

    Accumulated other
      comprehensive income                303      277      (47)
                                      ---------------------------
          Total Shareholders' Equity   57,121   56,714     56,764
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $582,147 $569,030   $534,177
                                     ============================


* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction



FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Three  Months
                                               Ended March 31,
                                              1998        1997
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                 $ 9,779     $ 8,761
Interest on investment securities:
        Taxable                              1,239       1,413
        Exempt from federal income tax         168         180
                                            --------------------
                                             1,407       1,593
Interest on federal funds sold                  40          27
                                            --------------------
                Total interest income       11,226      10,381
Interest expense
  Interest on deposits:
        Savings                                252         289
        Interest-bearing transaction acct.     828         646
        Time, $100,000 or more                 856         535
        Other time                           3,103       2,834
        Interest on fed funds purchased
             & other borrowed money            177          93
                                            --------------------
                Total interest expense       5,216       4,397
                                            --------------------
                Net interest income          6,010       5,984
Provision for possible credit losses           250         124
                                            --------------------
Net interest income after provision
     for possible credit losses              5,760       5,860

Other operating income
        Trust department income                350         345
        Service charges on deposit accts.      604         434
        Insurance premium income                67          73
        Other income                           538         348
                                             --------------------
        Total other operating income         1,559       1,200
Other operating expenses
        Salaries and employee  benefits      2,356       2,404
        Occupancy expense of premises          269         239
        Equipment expense                      420         441
        Data processing expense                148         145
        Deposit assess. and related fees        40          47
        Restucturing charge                      0         350
        Other expense                        1,514       1,377
                                            --------------------
           Total other operating expenses    4,747       5,003
                                            --------------------
        Income before income taxes           2,572       2,057
                Applicable income taxes       (894)       (681)
                                            --------------------
                      Net income            $1,678      $1,376
                                            ====================
                 Earnings per share         $ 0.27       $0.21
                                            ====================
See Notes to Unaudited consolidated financial statements.
                                            -05-
FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Three Months
                                                Ended March 31,
                                               1998       1997
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 1,678    $ 1,376
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           250        124
  Provision for depreciation                     369        343
  Net accretion & amortization of investment
       security discounts & premiums              21         60
  (Increase) decrease in accrued interest
       & other receivables.                     (442)       474
  (Decrease) in accrued interest
       & other payables                         (194)      (897)
                                            --------------------
Net cash provided by operating activities      1,682      1,480

Investing activities
Proceeds from maturities of available-for-
     sale securities                          15,107     23,284
Purchases of available-for-sale securities (15,035) (18,328) Proceeds form maturities of held-to-maturity
     securities                                4,030      2,641
Purchases of held-to-maturity securities      (2,019)    (1,529)
Net increase in loans                         (9,073)   (12,374)
Purchases of premises & equipment               (513)      (411)
                                             -------------------
Net cash used in investing activities       ($ 7,503)    (6,717)

Financing activities
Increase (decrease) in Fed Fund Purchased
     and Other Borrowed Money                 $9,425     ($1,500)
Net increase in demand deposits,
     NOW accounts and savings accounts           940       1,370
Net increase in certificates of deposits       2,539      11,634
Cash dividends paid or declared               (1,000)       (500)
Proceeds from issuance of capital stock            0         172
Acquisition and retirement of capital stock     (299)       (839)
 Net cash provided by                         -------------------
     financing activities                     11,605      10,337

Cash and cash equivalents at beg. of year     17,586     16,207
Increase in cash & cash equiv.                 5,784      5,100
                                             --------------------
Cash & cash equivalents at end of period    $ 23,370   $ 21,307
                                             ====================



See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 1998

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Earnings per share ("basic")are based on the weighted average number of shares outstanding of 6,251 and 6,411 for the three months ended March 31, 1998 and 1997.

Note B Comprehensive Income
	As of January 1, 1998 The Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Accumulated other comprehensive income represents the unrealized gains or losses on the Company's available-for-sale securities, net of income taxes. During the first quarter of 1998 and 1997, total comprehensive income, net income plus the change in unrealized gains on available-for-sale securities, amounted to $1,704 and $1,210, net of income taxes.






















Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended March 31, 1998 totaled $1.678 million, which is $.302 million more than was recorded for the quarter ended March 31, 1997. This translates into $.27 per share for the current period. For the same quarter of 1997, each share earned $.21. Return on Average Equity
(ROAE) increased from 11.70 percent, at December 31, 1997, to 11.80 percent as of March 31, 1998.

   The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income plus the tax benefit of non-taxable securities and loans) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 61.49 percent for the period ended March 31, 1998. This represents an improvement from year end 1997 when the ratio was 62.98%.

   Other Operating Income increased $.359 million from 1.200 million at March 31, 1997 to $1.559 million at March 31, 1998. Revamping our deposit base fee structure, as well as improvement from our brokerage and business manager products account for most of the 29.92% increase. Salaries and employee benefits decreased from $2.754 million in March, 1997 to $2.356 million in March, 1998. After adjusting for the $.350 million of severance payments made in the first quarter of 1997, the Corporation experienced an improvement of 1.78%. Other Operating Income and Other Operating Expense as of March 31, 1998 were $1.559 million and $4.747 million compared to $1.200 million and $5.003 million in 1997. These figures represent a 29.92% increase in Other Operating Income and a 10.57% decrease in Other Operating Expense.

   The growth exhibited by the loan portfolio in the first quarter continued to be strong. In the first quarter, net loans grew $8.821 million to a total of $447.559 as of March 31, 1998.The growth for the first quarter of 1997 was $12.250 million, bringing the total to $392.844 million at March 31, 1997. Although the growthe is behind the record pace of 1997, the totals are in line with budget projections for the first quarter.

    As a result of our solid loan growth, interest income at March 31, 1998 was $11.226 million compared to $10.381 million as of March 31, 1997. this total represents an increase of $.845 million or 8.14%.

    The Corporation's interest expense as of March 31, 1998 was $.819 million higher than was recorded for the same period in 1997. During the first three months of 1998, the Corporation was successful in increasing its deposit base through various deposit camp[aigns and competitive pricing strategies. Since December 31, 1997, total deposits have increased $3.479 million to $503.539 million at March 31, 1998. During the first three months of 1997, deposits grew from $452.539 million to $465.543 million or $13.004 million. As the demands on our interest margin continue to increase we will continue to look for the least expensive source of funds to meet our liquidity needs.

    Net interest income for the first three months of 1998 increased 0.43% percent from the same period in 1997, to $6.010 million as of March 31, 1998. Although net interst margin increased our Corporate net interest margin dropped from 4.83% at December 31, 1997 to 4.53% at March 31, 1998. Even though the net interest margin has dropped 6.21%, it is still within the expectations of the Corporation. Varying market conditions and rising deposit costs constantly cause a reevaluation of acceptable margins on loans and deposits. Return on Average Assets (ROAA) continued to be strong registering in at 1.17% at March 31, 1998 compared to 1.05 percent at March 31, 1997.

  The provision for possible credit losses was $0.250 million for the first three months of 1998 compared to $.124 million for the same period in 1997. Net charge-offs for the three months were $0.084 million, which equates to 0.07 percent of our net loan total of $447.559 million. First United Corporation continues to place strong emphasis on maintaining a quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

Summary of Loan Loss Experience

       ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                     March 31, 1998
                                                    ----------------
Balance at the Beginning of the period                  $2,654
Charge-offs:
    Commercial, financial and agricultural                  54
    Real estate - mortgage                                  29
    Installment loans to individuals                        38
                                                    ----------------
                                                           121
                                                    ----------------
Recoveries:
   Commercial,financial and agricultural                    11
   Real estate - mortgage                                   29
   Installment loans to individuals                         26
                                                    ----------------
                                                            37
                                                    ----------------
Net Charge-offs                                             84
                                                    ----------------
Additions charged to operations                            250
                                                    ----------------
Balance at the end of period                            $2,820
                                                    ================
Ratio of net charge-offs during the period to average
  Loans outstanding during the period                     .07%
                                                    ================

Risk Elements of Loan Portfolio
	The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank has no potential problem loans other than those in the table below. FUNB&T's non-accrual loans increased $.216 million in the first quarter of 1998 from the year end total of $.562 million. This increase was primarily due to two large loans, one a residential mortgage and onr a commercial loan, totaling $.245 million being moved to non-accrual status.

                                              March 31   Dec. 31
                                               1998         1997
                                            -----------------------
     Non-accrual loans                          $778         $562
     Accruing loans past due 90 days or more     401          563
     Restructured Loans                            0            0

Information with respect to non-accrual loans at March 31, 1998 and 1997 is as follows:

     Non-accrual Loans                           $778        $562
     Interest income that would have been recorded
       under original terms                        18          40
     Interest income recorded during the period     3          20


One strength of First United is its capital position. Shareholders' equity as of March 31, 1998 was equal to $57.121 million, comparable to the first quarter total of 1997, which was $56.764 million. Risk based capital, which is an expression of the Corporation's stability and security was 14.71 percent, which is in excess of the regulatory minimum of 8.00 percent.

   On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5% of the outstanding shares of First United Corporation at a price management deems appropriate. On a cumulative basis, the Corporation has repurchased 262,920 shares at a price of $4.473 million as of March 31, 1998. This represents 4.041% of the approved 5%.

   The Corporation paid a cash dividend of $.15 on February 1, 1998. On March 25,1998, the Corporation declared another dividend of equal amount, to be paid May 1, 1998, to shareholders on record at April 20, 1998.

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

               The Company did not file any reports on Form
               8-K for the period ending March 31, 1998.

                          SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      4/30/98          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      4/30/98          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      4/30/98
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      4/30/98
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer