Form 10-Q
period 1998-06-30
FIRST UNITED CORP/MD/
filed 1998-08-13
CIK 763907

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1998

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

Common stock, $.01 Par value--6,222,011 shares outstanding as of June 30, 1998 Preferred stock, No par value--No shares outstanding as of June 30, 1998.














INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1998
(Unaudited), December 31, 1997, and June 30, 1997(Unaudited).

     Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1998 and 1997 and three months ended June 30, 1998 and 1997.

     Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1998 and 1997.

     Notes to Unaudited Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Item 3.  Quantative and Qualitative Disclosure about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities.
Item 3.  Defaults upon Senior Securities.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES























Part I  Financial Information
Item I. Financial Statements

FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    June 30,  Dec. 31, June 30,
Assets                                1998      1997     1997
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $13,754  $17,586  $19,114
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities       10,237   10,225   17,082
        Obl. of other U S Gov. Agen.   39,540   31,468   28,643
        Obl. of St. and Loc. Govt       6,214    6,360    6,365
        Other investments              12,427   17,000   18,182
                                       -------------------------

            Total available-for-sale   68,418   65,053   70,272

            Held-to-maturity:

        Obl. of other U S Govt Agen       200        0    1,511
        Obl. of St. and Loc. Govt      13,339    9,203   10,025
        Other investments              11,983   20,339   15,162
                                      ---------------------------
            Total held-to-maturity     25,522   29,542   26,698
                                      ---------------------------
        Total investment securities    93,940   94,595   96,970

    Federal funds sold                  2,950        -    1,900

    Loans                             466,914  441,392  414,863
    Reserve for poss. credit losses    (2,957)  (2,654)  (2,188)
                                      ---------------------------
               Net loans              463,957  438,738  412,675

    Bank premises and equipment         9,616    9,250    9,272

    Acc. int. Rec. and other assets    11,254    8,861    7,566
                                     ----------------------------
          Total Assets               $595,471 $569,030 $547,497
                                     ============================

* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction







FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    June 30, Dec. 31, June 30,
                                      1998     1997     1997
                                   (Unaudited)  (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 56,182 $ 51,309 $ 57,718
        Interest bearing deposits     437,001  448,751  414,663
                                     ---------------------------
           Total deposits             493,183  500,060  472,381
    Reserve for taxes, int., &
        other liabilities               5,688    6,225    4,849
    Fed funds purchased & other
        borrowed money                 38,200    5,094   13,000
    Dividends payable                     946      937        -
                                     ----------------------------
          Total  Liabilities          538,017  512,316  490,230

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,222 shares at June 30,
    1998, 6,260 outstanding at December
    31, 1997, and 6,346 outstanding at
    June 30, 1997                         62       63       63

    Surplus                            22,736   23,461   25,035

    Retained earnings                  34,442   32,913   32,013

    Unrealized gain on
    available-for-sale securities
        net of taxes                      214      277      156
                                      ---------------------------
          Total Shareholders' Equity   57,454   56,714    57,353
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $595,471 $569,030  $547,497
                                     ============================


* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction


FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Six  Months
                                              Ended June 30,
                                              1998        1997
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 19,945    $ 17,836
Interest on investment securities:
        Taxable                              2,460       2,733
        Exempt from federal income tax         359         362
                                            --------------------
                                             2,819       3,095
Interest on federal funds sold                  92          53
                                            --------------------
                Total interest income       22,856      20,984
Interest expense
  Interest on deposits:
        Savings                                462         586
        Interest-bearing transaction acct.   1,657       1,345
        Time, $100,000 or more               1,680       1,119
        Other time                           6,192       5,770
        Interest on fed funds purchased
             & other borrowed money            508         125
                                            --------------------
                Total interest expense      10,499       8,945
                                            --------------------
                Net interest income         12,357      12,039
Provision for possible credit losses           475         247
                                           --------------------
Net interest income after provision
     for possible credit losses             11,882      11,792

Other operating income
        Trust department income                700         690
        Service charges on deposit accts.    1,244         904
        Insurance premium income               126         146
        Other income                           999       1,217
                                             --------------------
        Total other operating income         3,069       2,957
Other operating expenses
        Salaries and employees benefits      4,719       4,771
        Occupancy expense of premises          522         492
        Equipment expense                      827         830
        Data processing expense                272         295
        Deposit assess. and related fees        84          90
        Other expense                        3,273       4,281
                                            --------------------
           Total other operating expenses    9,697      10,205
                                            --------------------
        Income before income taxes           5,254       4,544
                Applicable income taxes     (1,830)     (1,471)
                                            --------------------
                      Net income            $3,424       $3,073
                                            ====================
                 Earnings per share         $0.55        $0.48
                                            ====================
See Notes to Unaudited consolidated financial statements.
                                            -05-
FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)         Three  Months
                                              Ended June 30,
                                              1998        1997
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 10,166     $ 9,075
Interest on investment securities:
        Taxable                              1,221       1,320
        Exempt from federal income tax         191         182
                                            -------------------
                                             1,412       1,502
Interest on federal funds sold                  52          26
                                            -------------------
                Total interest income       11,630      10,603
Interest expense
  Interest on deposits:
        Savings                                210         297
        Interest-bearing transaction acct.     829         699
        Time, $100,000 or more                 824         584
        Other time                           3,089       2,936
        Interest on fed funds purchased
             & other borrowed money            331          32
                                            -------------------
                Total interest expense       5,283       4,548
                                            -------------------
                Net interest income          6,347       6,055
Provision for possible credit losses           225         123
                                            -------------------
Net interest income after provision
     for possible credit losses              6,122       5,932

Other operating income
        Trust department income                350         345
        Service charges on deposit accts.      640         470
        Insurance premium income                59          73
        Other income                           461         869
                                             ------------------
        Total other operating income         1,510       1,757
Other operating expenses
        Salaries and employees benefits      2,363       2,366
        Occupancy expense of premises          253         253
        Equipment expense                      407         389
        Data processing expense                124         150
        Deposit assess. and related fees        44          43
        Other expense                        1,759       2,001
                                            ---------------------
           Total other operating expenses    4,950       5,202
                                            ---------------------
        Income before income taxes           2,682       2,487
                Applicable income taxes       (936)       (790)
                                            ---------------------
                      Net income             $1,746      $1,697
                                            =====================
                 Earnings per share          $0.28       $0.27
                                            =====================
See Notes to Unaudited consolidated financial statements.

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Six Months
                                                Ended June 30,
                                                 1998    1997
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 3,424   $ 3,073
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           475       247
  Provision for depreciation                     747       711
  Net accretion & amortization of investment
       security discounts & premiums              99      (126)
  Realized gain on sale
       of investment securities                    3         0
  Increase in acc. interest
       & other assets                         (2,393)     (145)
  Increase / (decrease)in accrued interest
       & other liabilities                       603     (1,418)
                                            --------------------
Net cash provided by operating activities      2,958      2,342

Investing activities
Proceeds from maturities of available-for-
     sale securities                          45,298     46,260
Purchases of available-for-sale securities (44,719) (33,700) Proceeds form maturities of held-to-maturity
     securities                                5,398      3,951
Purchases of held-to-maturity securities      (5,494)    (3,345)
Net increase in loans                        (25,696)   (32,328)
Purchases of premises & equipment             (1,113)      (652)
                                             -------------------
Net cash used in investing activities       ($26,326)   (19,814)

Financing activities
Increase in Fed Fund Purchased
     and Other Borrowed Money                $ 31,975     $5,000
Net (decrease)/increase in demand deposits,
     NOW accounts and savings accounts         (2,196)     5,047
Net (decrease)/increase in
     certificates of deposits                  (4,681)    14,793
Cash dividends paid or declared                (1,887)      (935)
Proceeds from issuance of capital stock             -        105
Acquisition and retirement of Common Stock       (725)    (1,731)
 Net cash provided by                         -------------------
     financing activities                      22,486     22,279

Cash and cash equivalents at beg. of year      17,586     16,207
Increase in cash & cash equiv.                   (882)     4,807
                                             --------------------
Cash & cash equivalents at end of period     $ 16,704   $ 21,014
                                             ====================


See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 1998

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Earnings per share are based on the weighted average number of shares outstanding of 6,240 and 6,392 for the six months ended June 30, 1998 and 1997, respectively.


Note B - Comprehensive Income
     As of January 1, 1998 the Company adopted FASB Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Accumulated other comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first six months of 1998 and 1997, total comprehensive income, net income plus the change in unrealized gains on available-for-sale securities, amounted to $3,361 and $3,016, net of income taxes, respectively.


Note C - New Accounting Pronouncements
     In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement No. 132), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans.
It does not change the measurement or recognition of those plans. The adoption of Statement No. 132 will not have an impact on the Corporation's consolidated financial statements.





      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 1999. The adoption of Statement No. 133 will not have a material impact on the Corporation's consolidated financial statements.









































Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations
   A.
   Consolidated net income for the quarter ended June 30, 1998 totaled $1.746 million, which is $.049 million more than was recorded for the second quarter of 1997. This translates into $.28 per share for the current period. For the same quarter of 1997, each share earned $.27. Consolidated net income for the six month period ended June 30, 1998 totaled $3.424 million, which is $.351 million more than was recorded for the same period of 1997. This translates into $.55 per share for the year. For the same period of 1997, each share earned $.48. Return on Average Equity (ROAE) increased from 11.70 percent, at December 31, 1997, to 12.01 percent as of June 30, 1998.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 61.62% for the period ended June 30, 1998. This represents a decline from year end 1997 when the ratio was 62.98%.

   Fee income from our Business Manager, PrimeVest, and Trust Sevices has increased 8.41% or $.079 million compared to the same period in 1997. Salaries and employee benefits for the first half of 1998 decreased from $ 4.771 million in 1997 to $ 4.719 million in 1998. Other operating income and other operating expense for the first six months of 1998 were $3.07 million and $9.70 million compared to $2.96 million $10.21 million for the same time period in 1997. This represents an improvement of 3.72% in other operating income and 5.00% in other operating expense.

    The growth exhibited by the loan portfolio in the second quarter continued to be strong. In the second quarter, net loans grew $16.398 million to a total of $463.957 million. The growth for the same quarter of 1997 was $19.931 million, bringing the total to $412.675 million. Year to date 1998, loans have grown $25.219 million.

    As a result of our loan growth, interest income at June 30, 1998 was $22.856 million compared to $20.984 at June 30, 1997. This total represents an increase of $1.872 million or 8.92%.

     The Corporation's interest expense year to date as of June 30, 1998 was $1.554 higher than was recorded for the same period in 1997. Interest expense increased $.735 million from the same quarter last year. The increase in expense can be attributed to deposit growth of $20.80 million from June 30, 1997 to June 30, 1998. Although the deposits of the Corporation declined $6.877 million year to date and $ 10.356 million for the second quarter, the Corporation was able to meet its liquidity needs through borrowings from the Federal Home Loan Bank of Atlanta and various correspondence banks. As always, it is of utmost importance that the Corporation constantly evaluate the funding sources available to the Corporation to choose the funding source that not only provides the greatest cost benefit but allows the flexibility to be competitive in today's market place.

     Net interest income for the first six months of 1998 increased
2.64 percent from the same period in 1997, to a total of $12.357 million. The result was a corporate net interest margin of 4.62 percent in comparison to the net interest margin of 4.83 percent at the end of year 1997. The decline can be attributed to the intense competition for traditional deposits which have driven our cost of funds upward. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Return on Average Assets (ROAA) has increased 12.38% to 1.18% at June 30, 1998 compared to 1.16% at June 30, 1997. This is a direct result of our increased earnings in 1998.

     The provision for possible credit losses was $0.475 million for the first six months of 1998 compared to $.247 million for the same period in 1997. Net charge-offs for the first six monthswere $0.171 million, which equates to 0.04 percent of our net loan total of $463.957 million. For the same period of 1997, net charge-offs were $.245 million or 0.06% of the June 30, 1997 net loan total of $412.375 million. The increase in the provision for possible credit losses was made to maintain an adequate reserve in light of the strong loan growth experienced year to date. The Corporation continues to place strong emphasis on maintaining a quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                            June 30, 1998
                                           ----------------
Balance at the Beginning of the period         $2,654
Charge-offs:
   Domestic:
    Commercial, financial and agricultural         45
    Real estate - mortgage                         84
    Installment loans to individuals              112
                                           ----------------
                                                  241
                                           ----------------
Recoveries:
   Domestics:
    Commercial, financial and agricultural         15
    Real estate - mortgage                          1
    Installment loans to individuals               53
                                            ---------------
                                                   69
                                            ---------------
Net Charge-offs                                   172
                                            ---------------
Additions charged to operations                   475
                                            ---------------
Balance at end of period                        $2,957
                                            ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period             .04%
                                           ===============

Risk Elements of Loan Portfolio

	The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. First
United National Bank and Trust (now "First United Bank and Trust")(the "Bank") has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank is not aware of any potential problem loans other than those in the table below. The Corporation's non-accrual loans increased $.323 million in the first half of 1998 from the year end total of $.562 million. The increase is due to three large mortgages placed in non-accrual status in the first half of 1998.

                                              June 30      Dec. 31
                                               1998         1997
                                            -----------------------
     Non-accrual loans                          $885         $562
     Accruing loans past due 90 days or more     692          563

Information with respect to non-accrual loans at June 30, 1998 is as follows:

     Non-accrual Loans                           $885        $562
     Interest income that would have been recorded
       under original terms                        38          40
     Interest income recorded during the period     7          20

   A strength of the Corporation has always been its capital position. Shareholders' equity remained strong at $57.454 million, a .32 percent increase from the second quarter of 1997, which was $57.267 million. Risk based capital, which is an expression of the Corporation's stability and security was 14.74 percent, which is excess of the regulatory minimum of 8.00 percent.

   On July 31, 1996, the Corporation's Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5% of the outstanding shares of the Corporation at a price management deems appropriate. As of June 30, 1998, the Corporation has repurchased 284,220 shares at a price of $4.899 million. This represents 4.368% of the approved 5%.

   The Corporation paid cash dividends of $.15 on February 1, 1998 and May 1, 1998. On July 1,1998, the Corporation declared another dividend of equal amount, to be paid August 1, 1998, to shareholders of record at July 18, 1998.


Item III.  Quantitative and Qualitative Disclosure about Market Risk.

          None.

Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

                  The Corporation's annual meeting of
                  Shareholders' was held on April 28, 1998. Items approved by 1998 proxy vote included the election of directors, approval of the Articles of Amendment and Restatement as outlined in the 1997's proxy statement and the appointment of Ernst & Young, LLC as the independent auditors.

     1. Proposal to elect 18 Directors. The proposed Articles of Admendment and Restatement specified in Proposal 2 was adopted by the shareholders. Therfore the Board of Directors consists of three classes as listed:

Class I (Expires 1999)    Class II (Expires 2000)    Class III (Expires 2001)
 David J. Beachy           Maynard G. Grossnickle     Karen F. Meyers
 Donald M. Browning        Raymond F. Hinkle          I. Robert Rudy
 Rex W. Burton             Robert W. Kurtz            James F. Scarpelli, Sr.
 Paul Cox, Jr.             Andrew E. Mance            Richard G. Stanton
 Richard D. Daily, Jr.     Elaine L. McDonald         Robert G. Stuck
 William B. Grant          Donald E. Moran            Frederick A Thayer, III

         For          Against          Abstain
         86.51%        0.70%            12.79%
     2.  Proposal to approve the Articles of Admendment and Restatement:

        (a) Increase the authorized shares of Common Stock from 12,000,000 to 25,000,000.

         For          Against           Abstain
         73.42%        7.01%             1.76%

        (b) Stagger the terms of Directors and provide that they be removed only for cause, subject to regular Board elections

         For          Against           Abstain
         70.99%        4.70%             1.07%

        (c) Establish parameters for consideration by the Directors in evaluating aquisition offers

         For          Against           Abstain
         69.96%        3.62%             3.19%

        (d) Limitation of Director and Officer liability consistent with Maryland law

         For          Against           Abstain
         79.14%        1.90%             1.16%

        (e)  All technical and clarifying amendments

         For          Against           Abstain
         70.66%        3.48%             2.62%

     3. Proposal to ratify the Appointment of Ernst and Young LLp as the independent auditors of First United Corporation.

         For           Against          Abstain
         99.55%         0.03%            0.42%


Item   5.   Other Information.

 	Pursuant to a Plan of Conversion dated May 20, 1998, the Bank, converted from a national banking association into a Maryland state-chartered trust company.
The conversion was made effective on July 15, 1998.  As a result of the conversion, the name of the Bank changed from "First United National Bank &
Trust" to "First United Bank & Trust". The primary banking regulators for the
Bank will be the Maryland Commissioner of Financial Regulation the
("Commissioner") and the Federal Deposit Insurance Corporation ("FDIC"). Prior
to the conversion, the Bank was principally regulated by the Office of the
Comptroller of the Currency (the "OCC").

	Like First United National Bank & Trust, the Bank is extensively regulated under federal and state laws and regulations. Generally, these laws and regulations are intended to protect depositors, not stockholders. The following is a summary description of certain provisions of certain laws which affect the regulation of bank holding companies and Maryland state-chartered trust companies. The discussion is qualified in its entirety by reference to applicable laws and regulations. Changes in such laws and regulations may have a material effect on the business and prospects of the Corporation and the Bank.

Federal Bank Holding Company Regulation and Structure

      The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and as such, it is subject to regulation, supervision, and examination by the Federal Reserve Board ("FRB"). The Corporation is required to file annual and quarterly reports with the FRB and to provide the FRB with such additional information as the FRB may require. The FRB may conduct examinations of the Corporation and its subsidiaries.

	With certain limited exceptions, the Corporation is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company.  Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Corporation is required to give 60 days'
written notice of the aquisition to the FRB, which may prohibit the transaction, and to publish notice to the public.

	Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries.  With prior approval of the FRB, the
Corporation may acquire more than 5% of the assets or outstanding shares of a company engaging in non-bank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks.

	Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their ecurities as collateral for loans to any borrower.  These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses.  Further, a bank holding company and itssubsidiaries are prohibited generally from engaging in certain tie-in arrangements in connection with any extention of credit, lease or sale of property or furnishing of services.

	Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank, and the FRB may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be called for at a time when the holding company does not have the resources to provide it.
In addition, depository institutions insured by the FDIC can be held liable for any lossses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with the default of, or assistance provided to, a commonly controlled FDIC-insured depository institution. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to the obligations of the depository institution to its shareholders due solely to their status as shareholders and obligations to other affiliates.

State Bank Holding Company Regulation

	As a Maryland bank holding company, the Corporation is subject to various restrictions on its activities as set forth in Maryland law, in addition to those restrictions set forth in federal law. Under Maryland law, a bank holding company that desires to acquire a bank or bank holding company that has its principal place of business in Maryland must obtain approval from the Commissioner. Also, a bank holding company and its Maryland state-chartered bank or trust company cannot directly or indirectly acquire banking or non-banking subsidiaries or affiliates until the bank or trust company receives the approval of the Commissioner.

Federal and State Bank Regulation

	The Bank is a Maryland state-chartered trust company, with all the powers of a commercial bank, regulated and examined by the Commissioner and the FDIC.  The
FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities which violate law, regulation or written agreement with the FDIC or which are deemed to constitute unsafe or unsound practices.  Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalities on the institition, its directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

	In its lending activities, the maximum legal rate of interest, fees and charges which a financial institution may charge on a particular loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made.  Other laws tie the maximum amount which may be loaned to any one customer and its related interests to capital levels.  The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons which generally require that such credit extentions be made on substantially the same terms as are available to third persons dealing with the Bank and not involve more than the normal risk of repayment.

	The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility.

	Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC, have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution which fails to meet those standards may be required by the agency to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet those standards. Failure to submit or implement such a plan may subject the institution to regulatory santions. The Corporation, on behalf of the Bank believes that it meets substantially all standards which have been adopted. FDICIA also imposed new capital standards on insured depository institutions. See "Capital Requirements."

	Before establishing new branch offices, the Bank must meet certain minimum capital stock and surplus requirements. With each new branch located outside the municipal area of the Bank's principal banking office, these minimal levels increase by $120,000 to $900,000, based on the population size of the municipal area in which the branch will be located. Prior to establishment of the branch, the Bank must obtain Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings can not exceed, with certain exceptions, 50% of the Bank's unimpaired capital and surplus.

Deposit Insurance

	As a FDIC member institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF").  As a result of the capital position of the Bank, the Bank incurred a reduction in its
FDIC premium, and was not required to pay FDIC premiums in 1997 and 1996.

Limits on Dividends and Other Payments

	The Corporation's current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends.  The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings.
For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings.  In addition to these specific restrictions, bank regulatory agencies, in general , also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

Capital Requirements

	The FRB and FDIC have adopted certain risk-based capital guidelines to assist in the assessment of the capital adequacy of a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items.  Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

	A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets.  The regulators measure risk-adjusted assets, which include off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital.  "Tier 1," or core capital, includes common equity, perpetual preferred stock (excluding auction rate issues) and minority interest in equity accounts of consolidated subsidiaries, less goodwill, and other intangibles subject to certain exceptions. "Tier 2," or supplementary capital, includes, among other things, limited-life preferred stock, hybridcapital instruments, mandatory convertible securities, qualifyingsubordinated debt, and the allowance for loan losses and lease losses, subject to certain limitations and less required deductions. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agenices. Banks and bank holding companies subject to the risk-based capital guidelines are required to maintain a ratio of Tier I capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%.  The Corporation and the Bank exceed these required minimum levels.

	Federal banking agencies include, as part of their evaluations of a bank's capital adequacy, an assessment of the bank's interest rate risk exposure.
The standards for measuring the adequacy and effectiveness of a banking organization's interest rate risk management includes a measurement of board of director and senior management oversight, and a determination of whether a banking organization's procedures for comprehensive risk management are appropriate to the circumstances of the specific banking organization.

	Failure to meet applicable capital guidelines could subject a banking organization to a variety of enforcement actions, including limitations on its ability to pay dividends, the issuance by the applicable regulatory authority of a capital directive to increase capital and, in the case of depository institutions, the termination of deposit insurance by the FDIC, as well as to the measures described under "Federal Deposit Insurance Corporation Improvement Act of 1991" below, as applicable to undercapitalize institutions. In addition, future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends to the Corporation.


Federal Deposit Insurance Corporation Improvement Act of 1991

	In December, 1991, Congress enacted the FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes.  FDICIA provides for, among other things, (i) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restictions or prohibitions on accepting broker deposits, except for instituions which significantly exceed minimum capital requirements. FDICIA also provides for increased funding of the
FDIC insurance funds and the implementation of risked-based premiums.  See
"Deposit Insurance."

	A central feature of FDICIA is the requirement that the federal banking agencies take "prompt corrective action" with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: "well capitalized," "adequately capitalized," "under capitalized," "significantly undercapitalized," and "critically undercapitalized." An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity.


	FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a cash dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.  Significantly undercapitalized depository institutionsmay be subject to a number of other requirements and restictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

	FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards.  Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution.  FDICIA also limits the circumstances under which the FDIC is permitted to provide financial assistance to an insured institution before appointment of a conservator or receiver.

Interstate Banking Legislation

	The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was
enacted into law on September 29, 1994.  Among other things, the law eliminated substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies as of September 29, 1995.  The law will also permitted interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date.
Maryland generally established an earlier effective date of September 29, 1995.
On December 13, 1995, Maryland, Delaware, Virginia and Pennsylvania signed a supervisory pact establishing uniform rules for the supervision of state-chartered banks and trust companies that operate branches across state lines.  Under the agreement, home-state regulators will have primary responsiblity for banks charted in the home state, including those that branch into other jurisdiction's regulatory authorities in certain circumstances.  The
Corporation anticipates that the effect of the new law and the supervisory compact may be to increase competition within the markets in which the
Corporation now operates, although the Corporation can not predict the extent to which competition will increase in such markets or the timing of such increase.



Monetary Policy

	The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The money policies of the FRB have had a significant effect on the operating results of commerical banks in the past and are expected to continue to do so in the future.


Item   6.   Exhibits and Reports on Form 8-K.

                  Exhibit 3.1 - Articles of Amendment and Restatement

                          SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      07/29/98          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      07/29/98          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      07/29/98
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      07/29/98
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer

                                  Exhibit 3.1

                             FIRST UNITED CORPORATION
        	             ARTICLES OF AMENDMENT AND RESTATEMENT


	First United Corporation, a Maryland corporation (hereinafter called the "Corporation"), having its principal office in Garrett County, Maryland, hereby certifies to the State Department of Assessments and Taxation of Maryland that:
    	SECTION I. The Corporation desires to completely amend and restate its Charter by striking all paragraphs of the Articles of Incorporation and amendments thereto, and inserting in lieu thereof the following:

		FIRST:  The name of the corporation (hereinafter called the "Corporation") is:
          FIRST UNITED CORPORATION

		SECOND: The purposes for which the Corporation is formed are as follows:

       			(a)	To exercise all powers of a bank holding company.

       			(b)	To engage in any lawful act or activities permitted by a
              corporation organized under the laws of the State of Maryland.

 		The foregoing enumeration of the purposes, objects and business of the
Corporation is made in furtherance, and not in limitation, of the powers conferred upon the Corporation by law, and is not intended, by the mention of any particular purpose, object or business, in any manner to limit or restrict the generality of any other purpose, object or business mentioned, or to limit or restrict any of the powers of the Corporation, and the said Corporation shall enjoy and exercise all of the powers and rights now or hereafter conferred by statute upon corporations.  Nothing herein contained shall be deemed to authorize or permit the Corporation to carry on any business or exercise any power or do any act which a corporation formed under the laws of the State of
Maryland may not at the time lawfully carry on or do.

		THIRD:  The post office address of the principal office of the Corporation in this State is 19 South Second Street, Oakland, Maryland  21550-0009.
          The name and post office address of the resident agent of the
          Corporation in this State are William B. Grant, 19 South Second
          Street, Oakland, Maryland  21550-0009.  Said resident agent is an individual and a citizen of this State who resides in this State.

		FOURTH: The total number of shares of stock which the Corporation has authority to issue is Twenty-Seven Million (27,000,000) shares, consisting of Twenty-Five Million

                                Exhibit 3.1

          (25,000,000) shares of common stock, $.01 par value per share, and Two Million (2,000,000) shares of preferred stock, without par value. The aggregate value of all authorized shares having a par value is Two Hundred Fifty Thousand Dollars ($250,000).

 	A description of each class of stock of the Corporation, including any preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption, is as follows:

     (a) Common Stock. Subject to the rights of holders of any series of preferred stock established pursuant to paragraph (b) of this Article FOURTH, each share of common stock shall entitle the holder to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the Board of Directors in accordance with the Maryland General Corporation Law ("MGCL"), and to all rights of a stockholder pursuant to the MGCL. The common stock shall have no preference, preemptive, conversion or exchange rights.

	 		Dividends may be declared on the common stock at such time and in such amounts as the Board of Directors may deem advisable; however, any such dividends shall be subject to the rights of any preferred stock outstanding, and any share of common stock shall entitle the holder thereof to one (1) vote in any proceedings in which action shall be taken by stockholders of the
Corporation.

  			(b)	Series Preferred Stock.  Shares of Preferred Stock may be issued in one or more series, from time to time, with each such series to consist of such number of shares and to have such voting powers, full or limited, or no voting powers, and such designations, preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions thereof, as shall be stated in the resolution or resolutions providing for the issuance of such series adopted by the Board of Directors of the Corporation, and the Board of Directors is hereby expressly vested with authority, to the full extent now or hereafter provided by law, to adopt any such resolution or resolutions.

			The authority of the Board of Directors with respect to each series of
Preferred Stock shall include, but not be limited to, determination of the following: (i) the number of shares constituting that series and the distinctive designation thereof; (ii) the dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which dates, and the relative rights of priority, if any, of payment of dividends on shares of that series; (iii) whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights; (iv)
whether that series shall have conversion privileges, and, if so, the terms

                              Exhibit 3.1

and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors shall determine; (v) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates; (vi) whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund; (vii) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and (viii) any other relative rights, preferences and limitations of that series.

			The Board of Directors shall have the power from time to time to (i) classify or reclassify, in one or more series, any unissued shares of series preferred stock, and (ii) reclassify any unissued shares of any series of series preferred stock, in either case by setting or changing the number of shares constituting such series and the designation, preferences conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption of such shares and, in such event, the Corporation shall file for record with the State Department of Assessments and Taxation of
Maryland articles supplementary in substance and form as prescribed by Maryland law.

		FIFTH: The number of Directors of the Corporation shall be not less than three
(3) nor more than twenty-five (25).  The number of Directors may be increased or decreased in accordance with the Bylaws of the Corporation.  The Directors shall be divided into three classes with respect to the time for which they shall hold office.  Directors of Class I shall hold office for one year or until the first annual meeting of stockholders following their election; Directors of Class
II shall hold office for two years or until the second annual meeting of stockholders following their election; and Directors of Class III shall hold office for three years or until the third annual meeting of stockholders following their election; and in each case until their successors are elected and qualify.  At each future annual meeting of stockholders, the successors to the Class of Directors whose term shall expire at that time shall be elected to hold office for a term of three years, so that the term of office of one Class of Directors shall expire in each year.  As of the date hereof, the Directors of
Class I are David J. Beachy, Donald M. Browning, Rex W. Burton, Paul Cox, Jr.,
Richard D. Dailey, Jr., and William B. Grant; the Directors of Class II are
Maynard G. Grossnickle, Raymond F. Hinkle, Robert W. Kurtz, Andrew E. Mance,
Elaine L. McDonald, and Donald E. Moran; the Directors of Class III are Karen
F. Myers, I. Robert Rudy, James F. Scarpelli, Sr., Richard G. Stanton, Robert
G. Stuck, and Frederick A. Thayer, III.

                                  -17-
                                Exhibit 3.1

		SIXTH: The following provisions are hereby adopted for the purposes of describing the rights and powers of the Corporation and of the Directors and stockholders:

			(a)	The Board of Directors of the Corporation is hereby empowered to authorize the issuance from time to time of shares of stock of any class, whether now or hereafter authorized, and securities convertible into shares of its stock of any class whether now or hereafter authorized, for such consideration as the Board of Directors may deem advisable, subject to such limitations and restrictions, if any, as may be set forth in the Bylaws of the
Corporation.

			(b)	The Board of Directors of the Corporation may from time to time classify or reclassify any unissued shares of stock of any class or series by setting, fixing, eliminating or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange and other rights of, such shares.

			(c)	The Corporation reserves the right, upon authorization by the Board of
Directors and requisite approval by the affirmative vote of holders of two-
thirds of the outstanding stock, to amend its Charter so that such amendment may alter the contract rights, as expressly set forth in the Charter, of any such class of outstanding stock.

			The enumeration and definition of a particular power of the Board of
Directors included in the foregoing is for descriptive purposes only and shall in no way limit or restrict the terms of any other clause of this or any other
Article of these Articles of Incorporation, or in any manner exclude or limit any powers conferred upon the Board of Directors under the MGCL now or hereafter in force.

		SEVENTH:	The Directors of the Corporation shall consider all factors they deem relevant in evaluating any proposed offer for the Corporation or any of its stock, any proposed merger or consolidation of the Corporation or subsidiary of the Corporation with or into another entity, any proposal to purchase or otherwise acquire all or substantially all the assets of the Corporation or any subsidiary of the Corporation, and any other business combination (as such term is defined in the MGCL).  The Directors shall evaluate whether the proposal is in the best interests of the Corporation and its subsidiaries by considering the best interests of the stockholders and other factors the Directors determine to be relevant.  The Directors shall evaluate the consideration being offered to the stockholders in relation to the then current market value of the Corporation and its subsidiaries, the then current market value of the stock of the
Corporation or any subsidiary in a freely negotiated transaction, and the
Directors' judgment as to the future value of the stock of the Corporation as an independent entity.

                               Exhibit 3.1

	 	EIGHTH:	A Director of the Corporation may be removed during his or her term of office only for cause, which is defined as a final unappealable conviction of a felony, unsound mind, adjudication of bankruptcy, or action that causes material injury to the Corporation.  Action to remove a Director may be taken only upon by the affirmative vote of a majority of the entire Board of Directors of the Corporation or by the affirmative vote of a majority of the outstanding voting stock of the Corporation.  Stockholders shall not have the right to remove Directors without such cause.  Stockholders may only attempt to remove a
Director for cause after service of specific charges, adequate notice and full opportunity to refute the charges.

		NINTH:  No Director or officer of the Corporation shall be liable to the
Corporation or to its stockholders for money damages except (i) to the extent that it is proved that such Director or officer actually received an improper benefit or profit in money, property or services, for the amount of the benefit or profit in money, property or services actually received, or (ii) to the extent that a judgment or other final adjudication adverse to such Director or officer is entered in a proceeding based on a finding in the proceeding that such Director's or officer's action, or failure to act, was the result of active and deliberate dishonesty and was material to the cause of action adjudicated in the proceeding.  No amendment of these Articles of Incorporation or repeal of any of its provisions shall limit or eliminate the benefits provided to directors and officers under this provision with respect to any act or omission which occurred prior to such amendment.

  	SECTION II. The provisions set forth in these Articles of Amendment and Restatement are all of the provisions of the Charter of the Corporation in effect upon acceptance of these Articles of Amendment and Restatement (the "Articles") for record by the State Department of Assessments and Taxation of Maryland, and upon such acceptance these Articles shall constitute the entire Charter of the Corporation and supersede all prior Charter papers.

  	SECTION III. The foregoing complete Amendment and Restatement of the Charter of the Corporation includes amendments to the Charter duly advised by the Board of Directors and approved by the stockholders of the Corporation in the manner required for a Charter amendment under the Charter and By-laws of the
Corporation and the laws of the State of Maryland.

  	SECTION IV.  (a) The Board of Directors of the Corporation at a meeting held on December 17, 1997, adopted a resolution in which was set forth the foregoing complete Amendment and Restatement of the Articles of Incorporation,
declaring that said Amendment and Restatement were advisable, and directing that they be submitted to the stockholders of the Corporation for their consideration.
				            (b)	The stockholders of the Corporation approved the complete
Amendment and Restatement of the Articles of the Corporation as hereinabove set forth at a meeting of the stockholders held on April 28, 1998.

                                Exhibit 3.1

   SECTION V.  	(a)	 The total number of shares of all classes of stock of the
Corporation heretofore authorized, and the number and par value of the shares of each class are as follows:
  		The total number of shares of stock which the Corporation has authority to issue is fourteen million (14,000,000) shares, consisting of twelve million
(12,000,000) shares of common stock, $.01 par value per share, and two million
(2,000,000) shares of preferred stock, without par value.  The aggregate value of all authorized shares having a par value is one hundred twenty thousand dollars ($120,000).

             			(b) 	The total number of shares of all classes of stock of the
Corporation, as increased, and the number and par value of the shares of each class are as follows:
		  The total number of shares of stock which the Corporation has authority to issue is Twenty-Seven Million (27,000,000) shares, consisting of Twenty-Five
Million (25,000,000) shares of common stock, $.01 par value per share, and Two
Million (2,000,000) shares of preferred stock, without par value.  The aggregate value of all authorized shares having a par value is Two Hundred Fifty Thousand
Dollars ($250,000).

           				 (c)  The preferences, conversion and other rights, voting
powers, restrictions, limitations as to dividends, qualifications, and terms and conditions of redemption of each class of authorized capital stock, as increased, are as set forth in Section 1, Article FOURTH of these Articles of
Amendment and Restatement.

    	IN WITNESS WHEREOF, First United Corporation has caused these Articles of Amendment and Restatement to be signed and acknowledged in its name and on its behalf by its Chairman of the Board and witnessed and attested by its Secretary on this 29th day of April, 1998, and they acknowledged the same to be the act of said Corporation, and that to the best of their knowledge, information and belief, all matters and facts stated herein are true in all material respects and that this statement is made under the penalties of perjury.

      ATTEST:		                          				FIRST UNITED CORPORATION



      /s/ Robert W. Kurtz				               	By: /s/ William B. Grant  (SEAL)
      Robert W. Kurtz, Secretary				             William B. Grant
					                                            Chairman of the Board