Form 10-Q
period 1998-09-30
FIRST UNITED CORP/MD/
filed 1998-11-13
CIK 763907

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1998

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

Common stock, $.01 Par value--6,174,811 shares outstanding as of September 30, 1998 Preferred stock, No par value--No shares outstanding as of September 30, 1998.

                                INDEX
                       FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1998
(Unaudited), December 31, 1997, and September 30, 1997(Unaudited).

     Consolidated Statements of Income (Unaudited) - Nine months ended September 30, 1998 and 1997 and three months ended September 30, 1998 and 1997.

     Consolidated Statement of Cash Flows (Unaudited) - Nine months ended Septemner 30, 1998 and 1997.

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

SIGNATURES























FIRST UNITED CORPORATION
Consolidated Balance Sheet
(in thousands)
                                 September 30, Dec. 31, September 30,
Assets                                1998       1997      1997
                                   (unaudited)    (*)   (unaudited)
                                   -----------------------------

    Cash and due from banks           $15,024  $17,586  $15,269
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities        1,925   10,225   16,507
        Obl. of other U S Gov. Agen.   44,561   31,468   34,574
        Obl. of St. and Loc. Govt      23,006    6,360    6,361
        Other investments              30,942   17,000   21,767
                                       -------------------------

            Total available-for-sale  100,434   65,053   79,209

            Held-to-maturity:

        Obl. of St. and Loc. Govt           -     9,203    9,313
        Other investments                   -    20,339   12,389
                                      ---------------------------
            Total held-to-maturity          -    29,542   21,702
                                      ---------------------------
        Total investment securities   100,434    94,595  100,911

    Federal funds sold                      -        -     3,300

    Loans                             483,764  441,392  429,973
    Reserve for poss. credit losses    (3,021)  (2,654)  (2,529)
                                      ---------------------------
               Net loans              480,743  438,738  427,444

    Bank premises and equipment         9,526    9,250    9,182

    Acc. int. Rec. and other assets    11,300    8,861    8,932
                                     ----------------------------
          Total Assets               $617,027 $569,030 $565,038
                                     ============================

* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction







FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                 September 30, Dec. 31, September 30,
                                      1998      1997       1997
                                   (unaudited)   (*)    (unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 55,592 $ 51,309   $ 52,248
        Interest bearing deposits     452,111  448,751    445,634
                                     ---------------------------
           Total deposits             507,703  500,060    497,882
    Reserve for taxes, int., &
        other liabilities               5,074    6,225      5,033
    Fed funds purchased & other
        borrowed money                 45,250    5,094      5,000
    Dividends payable                   1,947      937        885
                                     ----------------------------
          Total  Liabilities          559,974  512,316    508,800

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,175 shares at September 30,
    1998, 6,260 outstanding at December
    31, 1997, and 6,288 outstanding at
    September 30, 1997                     62       63         63

    Surplus                            21,780   23,461     23,977

    Retained earnings                  34,452   32,913     31,898

    Unrealized gain on
    available-for-sale securities
        net of taxes                      759      277        300
                                      ---------------------------
          Total Shareholders' Equity   57,053   56,714     56,238
                                     ----------------------------
          Total Liabilities and
          Shareholders' Equity       $617,027 $569,030   $565,038
                                     ============================


* The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction



FIRST UNITED CORPORATION
Consolidated Statement Of Income
(in thousands, except per share data)           Nine  Months
                                             Ended September 30,
                                              1998        1997
                                            -------------------
                                                (unaudited)
Interest income
Interest and fees on loans                $ 30,446    $ 27,333
Interest on investment securities:
        Taxable                              3,715       4,060
        Exempt from federal income tax         580         523
                                            --------------------
                                             4,295       4,583
Interest on federal funds sold                 117          93
                                            --------------------
                Total interest income       34,858      32,009
Interest expense
  Interest on deposits:
        Savings                                630         870
        Interest-bearing transaction acct.   2,516       2,118
        Time, $100,000 or more               2,536       1,818
        Other time                           9,360       8,814
        Interest on fed funds purchased
             & other borrowed money          1,112         212
                                            --------------------
                Total interest expense      16,154      13,832
                                            --------------------
                Net interest income         18,704      18,177
Provision for possible credit losses           816         623
                                            --------------------
Net interest income after provision
     for possible credit losses             17,888      17,554

Other operating income
        Trust department income              1,050       1,035
        Service charges on deposit accts.    1,872       1,635
        Insurance premium income               189         226
        Security gains                          85           -
        Other income                         1,521       1,638
                                            --------------------
        Total other operating income         4,717       4,534
Other operating expenses
        Salaries and employees benefits      7,092       7,551
        Occupancy expense of premises          798         732
        Equipment expense                    1,264       1,248
        Data processing expense                450         429
        Deposit assess. and related fees       118         124
        Other expense                        4,730       4,973
                                            --------------------
           Total other operating expenses   14,452      15,057
                                            --------------------
        Income before income taxes           8,153       7,031
                Applicable income taxes     (2,842)     (2,309)
                                            --------------------
                      Net income            $5,311      $4,722
                                            ====================
                 Earnings per share         $0.85        $0.74
                                            ====================
See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)           Three Months
                                              Ended September 30,
                                              1998        1997
                                            -------------------
                                                (unaudited)
Interest income
Interest and fees on loans                $ 10,501     $ 9,497
Interest on investment securities:
        Taxable                              1,255       1,327
        Exempt from federal income tax         221         161
                                            -------------------
                                             1,476       1,488
Interest on federal funds sold                  25          40
                                            -------------------
                Total interest income       12,002      11,025
Interest expense
  Interest on deposits:
        Savings                                168         284
        Interest-bearing transaction acct.     859         773
        Time, $100,000 or more                 856         699
        Other time                           3,168       3,044
        Interest on fed funds purchased
             & other borrowed money            604          87
                                            -------------------
                Total interest expense       5,655       4,887
                                            -------------------
                Net interest income          6,347       6,138
Provision for possible credit losses           341         376
                                            -------------------
Net interest income after provision
     for possible credit losses              6,006       5,762

Other operating income
        Trust department income                350         345
        Service charges on deposit accts.      628         731
        Insurance premium income                63          80
        Security gains                          82           -
        Other income                           525         421
                                             ------------------
        Total other operating income         1,648       1,577
Other operating expenses
        Salaries and employees benefits      2,373       2,226
        Occupancy expense of premises          276         240
        Equipment expense                      437         418
        Data processing expense                178         134
        Deposit assess. and related fees        34          34
        Other expense                        1,457       1,800
                                            ---------------------
           Total other operating expenses    4,755       4,861
                                            ---------------------
        Income before income taxes           2,899       2,487
                Applicable income taxes     (1,012)       (838)
                                            ---------------------
                      Net income            $1,887      $1,649
                                            =====================
                 Earnings per share          $0.30       $0.26
                                            =====================
See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                 Nine Months
                                              Ended September 30,
                                                1998    1997
                                             --------------------
                                                 (unaudited)
Operating activities
Net Income                                   $ 5,311   $ 4,722
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           816       623
  Provision for depreciation                   1,147     1,067
  Net accretion & amortization of investment
       security discounts & premiums             156      (142)
  Realized gains on sale
       of investment securities                  (85)        -
  Increase in acc. Interest receivable
       & other assets                         (2,439)   (1,511)
  Increase (decrease)in reserve for taxes,
       accrued interest, & other liabilities     990      (349)
                                            --------------------
Net cash provided by operating activities      5,896      4,410

Investing activities
Proceeds from maturities of available-for-
     sale securities                          60,233     50,429
Purchases of available-for-sale securities (62,570) (42,020) Proceeds form maturities of held-to-maturity
     securities                                5,530      4,808
Purchases of held-to-maturity securities      (8,625)    (3,866)
Net increase in loans                        (42,823)   (47,473)
Purchases of premises & equipment             (1,423)      (918)
                                             -------------------
Net cash used in investing activities       ($49,678)  ($39,040)

Financing activities
Increase (decrease) in Fed funds purchased
     and Other borrowed money                $ 39,025    ($3,000)
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts         (4,175)     7,540
Net increase in
     certificates of deposits                  11,818     37,802
Cash dividends paid or declared                (3,767)    (2,666)
Proceeds from issuance of capital stock             -        (18)
Acquisition and retirement of Common Stock     (1,681)    (2,666)
 Net cash provided by                         -------------------
     financing activities                      41,220     36,992

Cash and cash equivalents at beg. of year      17,586     16,207
(Decrease) increase in cash & cash equiv.      (2,562)     2,362
                                             --------------------
Cash & cash equivalents at end of period     $ 15,024   $ 18,569
                                             ====================


See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 1998

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

  Earnings per share are based on the weighted average number of shares outstanding of 6,222 and 6,367 for the nine months ended September 30, 1998 and 1997, respectively.


Note B - Comprehensive Income
     As of January 1, 1998 the Company adopted FASB Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Accumulated other comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first nine months of 1998 and 1997, total comprehensive income, net income plus the change in unrealized gains on available-for-sale securities, amounted to $5,792 and $4,809, net of income taxes, respectively.


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





      In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 1999. With the exception of the reclassification listed below, the adoption of Statement No. 133 will not have a material impact on the Corporation's consolidated financial statements as the Company does not enter into derivative contracts. The Corporation adopted this Statement on July 1, 1998. In connection with the adoption of this statement, $25,265,806 of the investment securities previously classified as held-to-maturity were reclassified to available-for-sale. This change had a one-time increase to comprehensive income in the amount of $250,378.










































Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended September 30, 1998 totaled $1.886 million, which is $.237 million more than was recorded for the third quarter of 1997. This translates into $.30 per share for the current period. For the same quarter of 1997, each share earned $.26. Consolidated net income for the nine month period ended September 30, 1998 totaled $5.311 million, which is $.589 million more than was recorded for the same period of 1997. This translates into $.85 per share for the year. For the same period of 1997, each share earned $.74. Return on Average Equity (ROAE) increased from 11.70 percent, at December 31, 1997, to 12.38 percent as of September 30, 1998.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 60.46% for the nine month period ended September 30, 1998. This represents an improvement from year-end 1997 when the ratio was 62.98%.

   Fee income from our Business Manager, PrimeVest, and Trust Services has increased 10.66% or $.144 million compared to the same period in 1997. Salaries and employee benefits for the first nine months of 1998 decreased from $ 7.551 million in 1997 to $ 7.092 million in 1998. Other operating income and other operating expense for the first nine months of 1998 were $4.72 million and $14.45 million compared to $4.53 million and $15.06 million for the same time period in 1997. This represents an increase of 4.19% in other operating income and a decrease of 4.05% in other operating expense.

    The growth exhibited by the loan portfolio in the third quarter continued to be strong. In the third quarter, net loans grew $16.786 million to a total of $480.743 million. The growth for the same quarter of 1997 was $14.769 million, bringing the total to $427.444 million. Year to date 1998, net loans have grown $42.005 million or 9.57%.

    As a result of our loan growth, interest income at September 30, 1998 was $34.858 million compared to $32.009 at September 30, 1997. This total represents an increase of $2.849 million or 8.90%.

     The corporation's interest expense year to date as of September 30, 1998 was $2.322 higher than was recorded for the same period in 1997. Interest expense increased $.768 million from the same quarter last year. The increase in expense can be attributed to deposit growth of $9.821 million from September 30, 1997 to September 30, 1998. Deposits, fueled by growth of $14.520 million in the third quarter, have increased to $507.703 million as of September 30, 1998. This represents an increase of $7.643 million year to date or 1.53%. Although deposit growth has lagged behind loan growth, the Corporation was able to meet its liquidity needs through borrowings from the Federal Home Loan Bank of Atlanta and various correspondet Banks. As always, it is of utmost importance that we constantly evaluate the funding sources available to

                                       -10-
the Corporation to choose the one that not only provides the greatest cost benefit but also allows us the flexibility to be competitive in today's market place.

     Net interest income for the first nine months of 1998 increased 2.90% from the same period in 1997, to a total of $18.704 million. The result was a Corporate net interest margin of 4.59 percent in comparison to the net interest margin of 4.83 percent at the end of year 1997. The decline can be attributed to the intense competition for traditional deposits, which have forced the Corporation to use other nontraditional, more expensive sources of funds. Although the margin is within the expectations of the Corporation, varying market conditions constantly cause us to reevaluate our acceptable margin on loans and deposits. Return on Average Assets (ROAA) has increased 2.56% to 1.20 percent at September 30, 1998 compared to 1.17 percent at September 30, 1997. This is a direct result of our increased earnings for 1998.

Year 2000 Disclosure

Company State of Readiness:
     The Corporation began its Year 2000 project over a year ago to prepare the Bank and its systems for the century date change. This situation arose when computer systems and programs were originally designed eliminating the first two digits of the century, thereby saving valuable and costly disk and memory space. However, as we near the 21st century, the two-digits of '00' in the year could be misinterpreted as '1900' instead of '2000'.

     Following the Federal Financial Institution Examination Council guidelines, the Corporation's Year 2000 project plan contains these phases: Awareness, Assessment, Renovation, Validation, and Implementation. A more definitive description of these phases is detailed below:

Awareness Phase - The definition of the problem as well as its scope is conveyed to Management, the Board of Directors and all staff members to facilitate the appropriate resources and cooperation to complete the project. A Year 2000 Task Force was established with a senior member of management charged with overall project management. An overall strategy was established which included vendor management (including service bureaus, vendors, and service providers) and customer issues. This phase has been completed.

Assessment Phase - This phase was designed to assess the size and complexity of the issue within Corporation's operating and facility environment. During this phase, the Corporation conducted an inventory of all Information Technology issues including hardware, software, third party service providers, vendors, and those who the Corporation shares information with. Additionally, the Corporation inventoried all non-Information Technology items such as facility systems, heating, air conditioning and ventilation systems, security systems, elevators, and utility companies. These vendors were then contacted for Year 2000 compliance status, rated as to the mission-critical status to the continued operation of the Corporation's functions, and rated as to their project plan for Year 2000 compliance.

     To assure compliance going forward, policies were established requiring all new systems and/or relationships to be evaluated for Year 2000 compliance prior to implementation. A budget was established for 1998 with the remainder of the project budget allocated for 1999. The final phase of this project included the definition of contingency plans. This phase has been completed.

Renovation Phase - This phase is the redesign of code, upgrade of hardware and/or software, vendor certification, and any additional associated changes. The Corporation utilizes a service bureau for its core processing (processing and maintenance of all customer accounts), the renovation phase is mostly one of vendor monitoring for compliance. Several internal programs were identified as requiring upgrades and those have been scheduled to be completed through the first quarter of 1999. As we utilize a personal computer platform, an intensive review of our computers confirmed the need to accelerate our computer replacement and upgrade schedule. This phase will be completed by March 1999.

Validation Phase - Testing is the most time consuming and costly of the phases established. Not only do all systems need to be tested as the function in and of themselves, but all connections to outside sources and vendors must be tested as well. Understanding the consequences of testing in a production environment, the Corporation took the precaution of establishing a test lab, which closely mirrors our operating environment. Experts were also hired to facilitate our test scripts and monitor our process. The validation of our service bureau for compliance is being completed via proxy testing. The Corporation's staff has the responsibility of reviewing all test scripts, providing feedback, and monitoring results. This process will be completed by March 1999 with continuing validation through December 31, 1999.


Implementation Phase - Validated systems will be implemented per our normal software and hardware implementation procedures. This requires all systems to be fully backed up prior to loading the validated software onto Year 2000 compliant computer systems. Any modifications to certified systems must be tested in the test lab prior to implementation in the production environment. This phase will be completed prior to March 1999 and continue through 2000 for any modified or new system.

Third Party Issues
     As with any business, the Corporation is dependent on third parties for many of our mission-critical functions. Currently the Corporation has interfaces with many other entities including, but not limited to, Federal Reserve Banks, Credit Bureaus, Governmental Agencies, and our service providers. Additionally, there is a reliance on utility companies for our electric, heating, and telecommunications. As part of our assessment, we have reviewed the Year 2000 plans of our third party relationships and have determined that all are or will by compliant per their disclosures to us prior to December 31, 1999. Their progress is closely monitored and a series of definitive contingency plans have been created to offset any malfunction not expected after the century change.

The Costs to Address the Corporation's Year 2000 Issues
      Costs involved in the Year 200 issue include; modifying software, hiring Year 2000 solution providers, testing and validating of all systems, and assuring customer awareness. The 1998 budget for such costs is $100,000 of which $80,224 has been expensed as of September 30,1998.

The Risks of the Corporation's Year 2000 Issues
      An uncertainty exists as to the Corrporation's risks surrounding the Year 2000 issues. As of September 30, 1998, there are no known events, trends, or uncertainties likely to have a material impact on the Corporation's results of operations, liquidity and financial condition. Ongoing testing outlined in the Corporation's State of Readiness section will remedy this uncertainty.

Customer Risk Issues
     As required by our government regulating entity, the Corporatiion is required to review our customers and market partners for any Year 2000 consequences. This includes a review of our loan and deposit customer risk and those we conduct business with in the investment arena. This review is being completed at this time with scheduled updates during 1999.

Contingency Planning
     As with any regulated financial entity, a Disaster Recovery plan (also know as Business Resumption or Contingency Plans) is required to be maintained. This plan details specific guidelines on maintaining our business functions during and after various emergency situations. Year 2000 Contingency Planning is more detailed and has two levels of review. First, we completed Remediation Contingency Planning, which set trigger dates for all of our mission critical systems that are not compliant. Should a system or vendor fail to provide Year 2000 certification or miss significant remediation dates by the trigger date, alternative methods and vendors would be implemented.

     The second phase of Year 2000 Contingency Planning is to solidify and expand our existing Business Recovery plans to include a myriad of what if scenarios after the century date change. Meetings were held to review all mission critical systems and alternative methods described to handle any disruption or miscalculation after the Year 2000 has arrived. Plans are in place to review our Business Recovery plans again during 1999 and to simulate instances where these plans would be implemented.

Information Technology Development
     The Corporation recognizes the need to continue Information Technology development in addition to the Year 2000 project plan. The Corporation will continue research and develop on other technology initiatives as it pertains to the overall strategic planning process.


Independent Verification
     In order to assure appropriate progress toward achieving Year 2000 compliance and to assure the Year 2000 plan is comprehensive, the services of an independent third party has been hired to conduct a second review of our Year 2000 efforts. This is being completed during the end of September 1998 with the results provided in October 1998.

     The provision for possible credit losses was $0.816 million for the first nine months of 1998 compared to $.623 million for the same period in 1997. Net charge-offs for the first nine months of 1998 were $0.447 million, which equates to 0.09 percent of our net loan total of $480.743 million. For the same period of 1997, net charge-offs were $.281 million or 0.07% of the September 30, 1997 net loan total of $427.444 million. The increase in the provision for possible credit losses was made to maintain an adequate reserve in light of the strong loan growth experienced year to date. First United Corporation continues to place emphasize on maintaining a quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                          September 30, 1998
                                           ----------------
Balance at the Beginning of the period         $2,654
Charge-offs:
   Domestic:
    Commercial, financial and agricultural        143
    Real estate - mortgage                        191
    Installment loans to individuals              231
                                           ----------------
                                                  565
                                           ----------------
Recoveries:
   Domestics:
    Commercial, financial and agricultural         34
    Real estate - mortgage                          2
    Installment loans to individuals               80
                                            ---------------
                                                  116
                                            ---------------
Net Charge-offs                                   449
                                            ---------------
Additions charged to operations                   816
                                            ---------------
Balance at end of period                        $3,021
                                            ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period             .09%
                                           ===============

Risk Elements of Loan Portfolio

	  The following table provides a comparison of the Risk Elements of the Loan
Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings.  Further, the Bank has no potential problem loans other than those in the table below.
First United's non-accrual loans increased $.093 million in the first nine months of 1998 from the year end total of $.562 million.

                                           September 30    Dec. 31
                                               1998         1997
                                            -----------------------
     Non-accrual loans                          $655         $562
     Accruing loans past due 90 days or more     428          563

Information with respect to non-accrual loans at September 30, 1998 is as follows:

     Non-accrual Loans                           $655        $562
     Interest income that would have been recorded
       under original terms                        29          40
     Interest income recorded during the period    14          20

   A strength of First United has always been its capital position. Shareholders' equity is $57.053 million, a 1.14 percent increase from the third quarter of 1997, which was $56.238 million. Risk based capital, which is an expression of the Corporation's stability and security was 13.10 percent, which is excess of the regulatory minimum of 8.00 percent.

   On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5% of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. As of September 30, 1998, the Corporation has repurchased 330,220 shares at a price of $5.831 million. This represents 5.08% of the approved 10%.

   The Corporation paid cash dividends of $.15 on February 1, 1998, May 1, 1998 and August 1, 1998. On September 16, 1998, the Corporation declared another dividend of equal amount, to be paid November 1, 1998, to shareholders of record at October 20, 1998.

Forward-Looking Statements
    The Corporation has made certain "forward-looking" statements with respect to this report. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" information as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest rate environment, competitive factors in the marketplace, and business risk associated with credit extensions and trust activities. These and other factors could lead to actual results which differ materially from management's statements regarding future performance.

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

                  None.

                               SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST UNITED CORPORATION

Date     10/27/98        /s/          William B. Grant
        ----------    --------------------------------------------
                        William B. Grant, Chairman of the Board
                        and Chief Executive Officer



Date     10/27/98       /s/        Robert W. Kurtz
        ----------    --------------------------------------------
                        Robert W. Kurtz, President and Chief
                        Financial Officer

                             SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      FIRST UNITED CORPORATION

Date     10/27/98
        ----------    --------------------------------------------
                        William B. Grant, Chairman of the Board
                        and Chief Executive Officer



Date     10/27/98
        ----------    --------------------------------------------
                        Robert W. Kurtz, President and Chief
                        Financial Officer