Form 10-K
period 1998-12-31
FIRST UNITED CORP/MD/
filed 1999-03-18
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION       FORM 10-K
WASHINGTON, DC 20549

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


   Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999: Common Stock $.01
Par Value-$97,183,407

   The number of shares outstanding of the registrant's classes of common stock as of February 26, 1999: 6,154,550 Shares

Documents Incorporated by Reference

   Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 27, l999, are incorporated by reference into Part III.



                                   [1]


                       First United Corporation
                           Table of Contents

PART I
  Item l.    Business                                                 3
  Item 2.    Properties                                               6
  Item 3.    Legal Proceedings                                        7
  Item 4.    Submission of Matters to a Vote of Security Holders      7

PART II

  Item 5.    Market for the Registrant's Common Stock and
             Related Shareholder Matters                              8
  Item 6.    Selected Financial Data                                  9
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                10 - 26
  Item 7A.   Quantitative and Qualitative Disclosure About
             Market Risk                                             27
  Item 8.    Financial Statements and Supplementary Data          28-45
  Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                     45

PART III
  Item 10.   Directors and Executive Officers of the Registrant 46 - 47
  Item ll.   Executive Compensation                                  47
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management                                              47
  Item 13.   Certain Relationships and Related Transactions          47

PART IV
  Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                     47
  Signatures                                                         49


                                     [2]

                                     PART I

Item 1. BUSINESS

FIRST UNITED CORPORATION
   First United Corporation (the "Corporation") headquartered in Oakland, Maryland, is a one-bank holding company with one non-bank subsidiary. The Corporation was organized under the laws of the State of Maryland in 1985. In 1995, the Corporation merged two of its three wholly owned banking subsidiaries, First United Bank of West Virginia, N.A. and Myersville Bank, with its other wholly owned banking subsidiary, First United Bank & Trust.

   First United Bank & Trust and Oakfirst Life Insurance Corporation are the only operating subsidiaries of the Corporation.

FIRST UNITED BANK &TRUST
   First United Bank & Trust is a commercial bank whose predecessor bank, First United National Bank & Trust, was originally chartered in 1990. The deposits of First United Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC).

   First United Bank & Trust operates twenty-two banking offices, five facilities in Garrett County, Maryland, six in Allegany County, Maryland, three in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia, two in Berkeley County, West Virginia and one in Hardy County, West Virginia. First United also operates a total of twenty-seven Automated Teller Machines (ATM's), seven of which are located in Garrett County, Maryland, nine in Allegany County, Maryland, four in Washington County, Maryland, three in Frederick County, Maryland, and one each m Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United Bank & Trust provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 1998, First United Bank & Trust had total deposits of $513.54 million and total loans of $508.97 million. The total market value of assets under the supervision of the Trust Department was approximately $238 million.


OAKFIRST LIFE INSURANCE CORPORATION

   Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of the Corporation.

Competition

   The Corporation's banking subsidiary, First United Bank & Trust competes with various other state banking associations, national banks, branches of major regional banks, savings and loan associations, savings banks, mortgage companies and credit unions, as well as other financial service institutions such as insurance companies, brokerage firms and various other investment firms. In addition to this local competition, First United Bank & Trust also competes for banking business with institutions located outside the States of Maryland and West Vlrginia.



                                     [3]

Supervision and Regulation of Banking Entities

    The Corporation is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors, quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.

   The Federal Deposit Insurance Corporation Improvement Act of l991 ("FDICIA") was enacted in December l 991. FDICIA was primarily designed to provide additional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a holding company controlling a failing institution must guarantee such institution's compliance with its plan.

   During 1995, the Bank Insurance Fund (BIF) reached the funding levels required by FDICIA As a result of the well capitalized position of First United Bank & Trust, the Bank incurred a reduction in its FDIC premium. As a result of its continued well capitalized position, the Bank paid no FDIC premiums in 1998 and 1997.

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

   First United Bank & Trust is a state trust insured banking association. Its operation is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Federal Reserve Board, and the FDIC. The Corporation is examined periodically by the Federal Reserve Board, the state banking subsidiary is regularly examined by the FDIC and Maryland State Banking Commission and Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance.

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


Governmental Monetary and Credit Policies and Economic Controls

   The earnings and growth of the banking industry and ultimately of First United Bank & Trust are affected by the monetary and credit policies of governmental authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

                                     [4]

In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees

   At December 31,1998, the Corporation and its subsidiaries employed approximately 348 individuals, of whom 71 were officers, 153 were full-time employees, and 124 part-time employees.

Executive Officers of the Corporation

   Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held April 27,1999, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant," incorporated herein.

Risk Factors

   The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation.

   Regulatory Risks. The banking industry is subject to many laws and regulations. Regulations protect depositors, not shareholders. These regulations and laws increase the Bank's operating expenses and affect the Bank's earnings and also put the Bank at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

   Exposure to Local Economic Conditions. Most of the Bank's loans are made to borrowers located in the Maryland and West Virginia counties in which the Bank and its branches are located. A decline in local economic conditions would affect the Bank's earnings.

   Credit Risks and Inadequacy of Loan Loss Reserve. When borrowers default and do not repay the loans made to them by the Bank, the Bank loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. Then, the Bank will cancel, or "write off," the defaulted loan or loans. A "write off" reduces the Bank's assets and hurts the Bank's earnings. The Bank accounts for losses by reserving what it believes to be an adequate amount to absorb any anticipated losses. If the Bank's loan loss reserve is not sufficient, the Bank would have to record a larger loss provision, reducing current period earnings.

   Interest Rate Risk. The Bank's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Bank earns less. Because interest rates are established by competition, the Bank can not control its net interest income.

   Risks Associated with Real Estate Lending. The Bank makes many real estate secured loans. Real estate loans are in demand when interest rates are low and economic conditions are favorable. Even when economic conditions are favorable and interest rates are low, these conditions may not continue. The Bank may lose money if the borrower does not pay a real estate loan. If real estate values decrease, then the Bank may lose more money when borrowers default.

   No Assurance of Growth. The Bank's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Bank's branch locations, avoidance of credit losses, and hiring and training of personnel. Many of these factors are beyond the Bank's control.

   Competition. Other banks and non-banks, including savings and loan associations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Bank. Some of the Bank's competitors offer services and products that the Bank does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Law changes now permit interstate bank which may increase competition. Increased competition may decrease the Bank's earnings.



                                  [5]

   No Assurance of Cash or Stock Dividends. Whether dividends may be paid to shareholders depends on the Bank's earnings, its capital needs, law and regulations, and other factors. The Bank's payment of dividends in the past does not mean that the Bank will be able to pay dividends in the future.

   Stock Not Insured. Investments in the shares of the Corporation's common stock are not deposits that are insured against loss by the government.

   Risk Involved in Acquisitions. Part of the Bank's growth may come from buying other banks, companies, or offices or branches of these banks or companies. A newly purchased bank or company or branch may not be profitable after the Bank buys it and may lose money, particularly at first. The new bank, company or branch may bring with it unexpected liabilities or bad loans, bad employee relations, or the new bank, company or branch may lose customers.

   Risk of Claims. Customers may sue the Bank for losses due to the Bank's alleged breach of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the Bank's failure to comply with applicable laws and regulations, or many other reasons. Also, employees of the Bank conduct all of the Bank's business. The employees may knowingly or unknowingly violate laws and regulations. Bank management may not be aware of any violations until after their occurrence. This lack of knowledge will not insulate the Bank from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Bank's profitability and hurt its financial condition.

   Developments in Technology. Financial services use technology, including telecommunications, data processing, computers, automation, Internet-based banking, debit cards, and "smart" cards. Technology changes rapidly. The Bank's ability to compete successfully with other banks and non-banks may depend on whether it can exploit technological changes. The Bank may not be able to exploit technological changes and expensive new technology may not make the Bank more profitable.

   Year 2000. The "Year 2000 Issue" describes the problems that may result from the improper processing of dates and date-sensitive calculations beginning in the Year 2000. Many existing computer programs use only two digits to identify the year in the date field of a program. These programs could experience serious malfunctions when the last two digits of the year change to "00" as a result of identifying a year designated "00" as the Year 1900 neither than me Year 2000.
A system failure or other disruptions of operations could occur if the Bank's computer programs and other equipment identify a year designated "00" as the Year 1900 rather than the Year 2000. The Bank cannot be certain that its computer programs and other equipment, and the computer programs and other equipment of its customers, vendors, suppliers and even the government will be Year 2000 compliant. Any systems failure, disruption, or other losses could hurt the Bank's earnings.

   Anti-Takeover Effects of Certain Charter and Bylaw Provisions. The Corporation's Articles of Incorporation and Bylaws divide the Corporation's Board of Directors into three classes and each class serves for a staggered three-year term. No director may be removed except for cause, and then only by a vote of at least two-thirds of the total eligible shareholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Corporation. These provisions may discourage or make it more difficult for another company to buy or merge with the Corporation or may affect the market price of the Corporation's common stock.


Item 2. PROPERTIES

   The main office of the Corporation and First United Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by First United Bank & Trust. First United Bank & Trust operates a network of twenty-two banking offices throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire, Berkeley and Hardy Counties, West Virginia. All of the banking offices of First United Bank & Trust are owned by the Corporation except for nine of these offices, which are leased.

    The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1998, 1997, and 1996 was $.32, $.26, and $.23 million, respectively.



                                   [6]

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





                                  [7]

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
     MATTERS

   The common stock of First United Corporation is listed on The Nasdaq Stock Market. This listing became effective on September 2, 1992. There are 25,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1998, was 6,154,726. As of December 31, 1998, the Corporation had approximately 2,432 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31,1998. The following tables reflect the high and low trades during the period, as well as the closing price for the years ended December 31, 1998 and 1997.

1998                               High     Low    Close
1st  Quarter                      $20.00  $17.50  $19.38
2nd  Quarter                       20.50   19.63   20.00
3rd  Quarter                       20.50   18.00   18.13
4th  Quarter                       21.50   16.13   16.63

1997                               High     Low    Close
1st  Quarter                      $17.25  $14.75  $16.00
2nd  Quarter                       18.50   16.00   17.25
3rd  Quarter                       18.50   17.00   17.63
4th  Quarter                       21.00   17.25   20.25


Cash Dividends

Cash dividends were paid by the Corporation on the dates indicated as follows:

                                             1998    1997

February                                     $.15   $.14
May                                           .15    .14
August                                        .15    .14
November                                      .15    .14

Quotes for the Stock can be found on The Nasdaq Stock Market under the symbol "FUNC." Market Makers for the Stock are:

Ferris Baker Watts                      Wheat First Union
12 North Liberty St       33 West Franklin Street   2978 Garrett Highway
Cumberland, MD 21502      Hagerstown, MD 21740      Oakland, MD 21550
(301) 724-7161            (800) 388-1248            (301) 334-5806
(800) 776-0629

113 S. Potomac St.        29 North Liberty Street
Hagerstown, MD 21740      Cumberland, MD 21502
(800) 733-7111            (301) 724-2660

    On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. On April 29, 1998, the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 1998, 352,934 shares have been repurchased and retired under the Plan authorized by the Board of Directors.



                                   [8]





Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

                                1998       1997      1996      1995      1994
Balance Sheet Data
  Total Assets               $641,114   $569,030   $523,621  $487,169  $459,040
  Total Deposits              511,500    500,060    452,539   424,294   391,650
  Total Net Loans             505,668    438,738    380,594   358,464   333,375
  Total Shareholders' Equity   58,474     56,714     56,815    55,504    51,131

Operating Data
  Interest Income             $47,242    $43,348    $39,273   $37,274   $33,059
  Interest Expense             21,915     18,978     16,376    14,721    11,265
  Net Interest Income          25,327     24,370     22,897    22,553    21,794
  Provision for Possible
  Credit Losses                 1,176        935        749         -       165
  Other Operating Income        6,316      6,037      4,869     4,290     3,832
  Other Operating Expense      19,058     19,530     17,394    18,390    16,220
    Income Before Tax          11,409      9,942      9,623     8,453     9,241
  Income Tax                    3,982      3,297      3,144     2,849     3,014
  Net Income                   $7,427     $6,645     $6,479    $5,604    $6,227

Per Share Data
  Net Income                    $1.20      $1.05      $1.00     $0.86     $0.96
  Dividends Paid                  .60        .56        .51       .46       .43
  Book Value                    $9.50      $9.05      $8.82     $8.54     $7.87


    Per Share data has been restated to reflect the 5% stock dividend paid on March 29, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section presents management's discussion and analysis of the financial condition and results of operations of First United Corporation and subsidiaries (collectively, the "Corporation") including First United Bank & Trust (the "Bank"), and Oakfirst Life Insurance Corporation.

    This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.





                                   [9]

EARNINGS ANALYSIS

OVERVIEW
    The Corporation's net earnings for 1998 increased to $7.43 million, or 11.73% over the $6.65 million re-ported for 1997. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $6.65 million achieved in 1997. Return on average assets was 1.24%, 1.21%, and 1.29% in 1998, 1997, and 1996, respectively.
    The return on average shareholders' equity for 1998 increased to 12.92% from the 11.70% reported in 1997. The return on average equity was 11.28% in 1996. The earnings per share increased to $1.20 in 1998 from $1.05 in 1997, compared with $1.00 in 1996.
    During the first and second quarters of 1997 the Company engaged the services of Alex Sheshunoff Management Services, Inc., a highly respected financial consulting group, to facilitate a process improvement program. Based on the recommendations of the Alex Shesunoff Management Group, Inc., and the vision of the executive management, several positions in the organization were changed, new positions were created, and a few positions were eliminated. All employees were offered a severance package during the restructuring process, and 63 employees chose to accept this package. Throughout this process First United Bank &; Trust maintained its tradition of no lay-offs affecting its employees. For those employees accepting the voluntary severance package, the Board of Directors authorized a total of $554,000 to be charged against earnings during the first six months of 1997.

Forward-Looking Statements

    The Corporation has made certain "forward-looking" statements with respect to this discussion. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" information as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest rate environment, competitive factors in the marketplace, and business risk associated with credit extensions and trust activities, and other risk factors discussed under the heading "Risk Factors," beginning on page 5 above. These and other factors could lead to actual results which differ materially from management's statements regarding future performance.

Net Interest Income

    The primary source of earnings continued to be net interest income-the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds. This segment of earnings is affected by changes in interest rates, account balances and the mix of earning assets and interest bearing funding sources.

    Total interest income for 1998 increased 8.98% over 1997, from $43.35 million to $47.24 million, primarily due to growth in earning assets. Total interest expense at $21.92 million represented an increase of 15.49% from $18.98 million in 1997. This increase was the result of growth in depository accounts as well as the effect of higher rates being paid. During 1998, the Corporation increased its use of borrowings from the Federal Home Loan Bank of Atlanta. Interest on this type of borrowing increased by $ 1.42 million to a total of $ 1.73 million. The net effect of these changes was a 3.94% increase in net interest income to $25.33 million in 1998 from $24.37 million in 1997. This compares to $22.90 million in 1996. The improvement in 1997 represents an increase of 6.42% over 1996's net interest income. Table 3 analyzes the changes in net interest income attributable to volume and rate components.

    For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate.
    The taxable equivalent net interest margin decreased to 4.56% in 1998 from 4.83% in 1997, compared with 4.97% in 1996. Table 2 compares the components of the net interest margin and the changes occurring between 1998, 1997 and 1996.


                                  [10]
Allowance for Loan Losses

    The allowance for loan losses is based on management's continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans.

    The Corporation utilizes the methodology outlined in Banking Circular-201 Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, commercial and homogeneous or consumer loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of potential losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors; levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. Allocations are made for loan commitments using the methodology outlined above. Allocations are not made for loans that are cash secured or for the SBA guaranteed portion of loans.

    During 1998, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. As a result of these efforts, the provision for credit losses in 1998 in-creased to $1.18 million or 0.23% of gross loans. The provision for credit losses was $.94 million and $.75 million for the years ended December 31, 1997 and 1996, respectively. Gross charge-offs for the years ended December 31, 1998, 1997, and 1996 totaled $.71, $.64, and $.85 million, respectively.
    Table 8 presents the activity in the allowance for loan losses by major loan category for the past five years. Table 9 presents management's allocation of the allowance for loan losses by major loan category. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

Other Operating Income

    The Corporation and its subsidiaries continue to seek ways of obtaining additional other operating income. Many of the changes the Corporation implemented in 1997 are fueling the growth in other operating income. Non-interest income for 1998, at $6.32 million, increased 4.64% over the $6.04 million earned in 1997. In 1998, the Corporation experienced an increase in income from security gains, Trust and Fiduciary activities, and real estate appraisal services. The growth in our nontraditional services mentioned above accounted for most of the 1997 increase of 23.99% in non-interest income over the $4.87 million earned in 1996.

Other Operating Expense
    Non-interest expense decreased $.47 million or 2.41% from $19.53 million in 1997 to $19.06 million in 1998. As previously mentioned, the decrease can be explained by the one time restructuring costs of $.854 million in 1997, $.554 million of which were related to severance payments to employees incurred during the first six months of 1997. Excluding the restructuring charges, other expenses contributing to the increase were costs to increase market awareness through various advertising campaigns, developing an office supply inventory, restructuring of a our data processing network, and expenses incurred in the closing of certain loan campaigns. While some of these expenses will continue, others represent investments in future efficiencies.
    Including the $.554 million in severance payments incurred in 1997, the Corporation experienced a decrease of $.262 million in salary and employee benefits in 1998. This decrease is a result of the process improvement program completed in 1997.
    The Corporation incurred an increase in 1998 of $.05 million in occupancy expense of premises to $1.04 million. Occupancy expense of premises was comparable at $.99 million and $1.00 million in 1997 and 1996, respectively.


                                  [11]
    Expenditures to further increase the role of technology in improving the efficiency of customer service delivery and internal processing activities accounted for much of the increase in equipment expenses. An expansion in the Customer Service Center also contributed to an increase in equipment related expenses. It is anticipated that the long run efficiencies gained by projects such as these will be a net benefit to the earnings performance of the Corporation.

Impact of Year 2000
Company State of Readiness:
    This is a Year 2000 readiness disclosure under the Year 2000 information and readiness disclosure act of 1998.

    The Corporation began its Year 2000 renovation in 1997 to prepare its systems for the century date change. This situation arose when computer systems and programs were originally designed eliminating the first two digits of the century, thereby saving valuable and costly disk and memory space. However, as we near the 21st century, the two-digits of '00' in the year could be misinterpreted as '1900' instead of '2000'. This could result in a system failure or miscalculations causing disruptions of operations, a temporary inability to process transactions, send invoices, or engage in similar normal business activity.

    Following the Federal Financial Institution Examination Council guidelines, the Corporation's Year 2000 project plan contains these phases: Awareness, Assessment, Renovation, Validation, and Implementation. A more definitive description of these phases is detailed below:

    Awareness Phase The definition of the problem as well as its scope is conveyed to Management, the Board of Directors and all staff members to facilitate the appropriate resources and cooperation to complete the project.
A Year 2000 Task Force was established with a senior member charged with overall project management. An overall strategy was established which included vendor management (including service bureaus, vendors, and service providers) and customer issues. This phase has been completed.

    Assessment Phase This phase was designed to assess the size and complexity of the issue within the Corporation's operating and facility environment. During this phase, we conducted an inventory of all Information Technology issues including hardware, software, third party service providers, vendors, and with those we share information. Additionally, we inventoried all non-Information Technology items such as facility systems, heating, air conditioning and ventilation systems, security systems, elevators, and utility companies. These vendors were then contacted for Year 2000 compliance status, rated as to the mission-critical status to the continued operation of your company's functions, and rated as to their project plan for Year 2000 compliance.

    To assure compliance going forward, policies were established requiring all new systems and/or relation-ships to be evaluated for Year 2000 compliance prior to implementation. A budget was established for 1998 with the remainder of the project budget allocated for 1999. The final phase of this project included the definition of contingency plans. This phase has been completed.

    Renovation Phase-This phase is the redesign of code, upgrade of hardware and/or software, vendor certification, and any additional associated changes. As the Corporation utilizes a service bureau for its core processing (processing and maintenance of all customer accounts), the renovation phase is mostly one of vendor monitoring for compliance. Several internal programs were identified as requiring upgrades and those have been scheduled through the first quarter of 1999. As we utilize a personal computer platform, an intensive review of our computers confirmed the need for the Corporation to accelerate our computer replacement and upgrade schedule. This phase is scheduled to be completed by March 1999. 92% of our systems and service providers have informed us that they have completed renovation activities.

    Validation Phase-Testing is the most time consuming and costly of the phases established. Not only do all systems need to be tested, but all connections to outside sources and vendors must be tested as well. Understanding the consequences of testing in a production environment, your company took the precaution of establishing a test lab, which closely mirrors our operating environment. We also hired experts in testing to facilitate


                                 [12]



our test scripts and monitor our process. The validation of our service bureau for compliance is being completed via proxy testing. Our staff has the responsibility of reviewing all test scripts, providing feedback, and monitoring results. This process is scheduled to be completed by March 1999 with follow-up validation through December 31, 1999. We decided not to implement new systems and/or upgrades after September 30, 1999 to allow a full quarter for follow-up testing of our internal systems.

    Implementation Phase Validated systems will be implemented using normal software and hardware implementation procedures. This requires all systems to be fully backed up prior to loading the validated software onto Year 2000 compliant computer systems. Any modifications to certified systems must be tested in the test lab prior to implementation in the production environment. This phase is scheduled to be completed prior to June 1999. Beginning October 1, 1999, we will no longer implement new systems or apply upgrades to existing systems to ensure the validity of our operating environment.

Third Party Issues
    As with any business, the Corporation is dependent on third parties for many of our mission-critical functions. We interact with many other entities including, but not limited to, Federal Reserve Bank, Credit Bureaus, Governmental Agencies, and our service providers. Additionally, we rely on utility companies for our electric, heating, and telecommunications.

    The Year 2000 readiness of the systems used by these third parties is beyond your company's control. As part of our assessment, we have reviewed the Year 2000 plans of our third party relationships and expect all to be compliant prior to December 31, 1999. We are monitoring their progress closely, and have developed contingency plans for services provided by third parties deemed to be mission-critical to your company.

Customer Risk Issues
    As required by our regulator, we have reviewed our customers and market partners for any Year 2000 consequences. This includes a review of our loan and deposit customer risk by assessing those customers who have either an aggregate loan balance over $100,000 or have a deposit relationship within the top ten percent of our entire deposit base. Additionally, we reviewed those we conduct business with in the investment arena. We have identified no risk of loss as a result of these reviews as of this time. On-going reviews will be completed during 1999.

The Costs to Address the Company's Year 2000 Issues
    Costs involved in the Year 2000 issue include modifying software, hiring Year 2000 solution providers, testing and validation of all systems, and assuring customer awareness. The budget allotted for 1999 is $.175 million. Of the total $.283 million budgeted for Year 2000 expenses, we have incurred a total of $.108 million as of December 31, 1998.

The Risks of the Company's Year 2000 Issues
    The failure to correct a mission-critical Year 2000 problem could result in an interruption in, or a failure of, normal business activities and operations. Such failures could materially and adversely affect the Company's financial condition or results of operations. Management currently believes that with modification to existing systems and conversions to new systems, the effects of the Year 2000 Issue will be minimized.

    Despite the Corporation's efforts with respect to third parties, because of the general uncertainty inherent in the Year 2000 Issue, there can be no assurance that the systems of other organizations upon which your company's operations rely will be converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with your company's systems, would not have a material adverse effect on your company.

Contingency Planning
    As a regulated financial entity, we are required to maintain a Disaster Recovery Plan (also know as Business Resumption or Contingency Plans) that details specific guidelines on maintaining our business functions during and after various emergency situations. Year 2000 Contingency Planning is more detailed and has two levels of

                                 [13]

review. First, we completed Remediation Contingency Planning, which sets trigger dates for all of our mission critical systems that are not compliant. Should a system or vendor fail to provide Year 2000 certification or miss significant remediation dates by the trigger date, alternative methods and vendors would be implemented.

    The second phase of Year 2000 Contingency Planning solidifies and expands our existing Business Recovery plans to include a number of "what if" scenarios after the century date change. Meetings wore held to review all mission critical systems and alternative methods described to handle any disruption or miscalculation after the Year 2000 has arrived. Plans are in place to review our Business Recovery Plans again during l999 and to simulate instances where these plans would be implemented.

Information Technology, Development
    The Corporation recognizes the need to continue information Technology development in addition to the Year 2000 project plan. We will continue to research and develop other technology, initiatives as they pertain to the company's overall strategic planning process. We are currently implementing several Information technology projects; however, your company decided to suspend projects from September 30,1999 until after January 30, 2000. One project was postponed due to an implementation date too close to this time period.

Independent Verification
    In order to assure the Corporation is making the appropriate progress toward achieving Year 2000 compliance and to assure our Year 2000 plan is comprehensive, we have retained the services of an independent third party to conduct a second review of our Year 2000 efforts. This review was completed in September 1998 and the results were favorable with only a few minor adjustments to our plan implemented as a result. We will be completing a second review during the second quarter of 1999.

    Information about the Corporation's Year 2000 project, other than historical information, should be considered forward looking in nature and subject to various risks, uncertainties and assumptions. The costs of the project and the dates on which your company's plans to complete project stages are based on Management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the inability to control third party modification plans and similar uncertainties.

Applicable Income Taxes
    Applicable income taxes are detailed in Note 9 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $3.98 million in l998 as compared with $3.30 million in l997 and $3.14 million in 1996. These amounts represented effective tax rates of 34.90%, 33.16%, and 32.67% for 1998, 1997, and 1996, respectively.

Investment Securities
    Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in stockholders' equity net of income taxes. Thc Corporation does not currently follow a strategy of making security purchases with a view to near-term resales and therefore, does not own trading securities. For additional information, see Notes I and 3 to the Corporation's audited consolidated financial statements.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all


                                  [14]


fiscal years beginning after June 15, 1998. As permitted, the Corporation early adopted this Statement on July 1, 1998. With the exception of the reclassification listed below, the adoption of Statement No. 133 did not have a material impact on the Corporation's consolidated financial statements as the Company does not enter into derivative contracts. In connection with the adoption of this statement, $25.27 million of the investment securities previously classified as held-to-maturity were reclassified to available-for-sale. As the securities were marked to market coincident with the reclassification, the change resulted in an increase of $.25 million, net of tax to other comprehensive income.

    Total investment securities increased $6.10 million or 6.45% in I 998 from $94.60 million in 1997 to $ 100.70 million in 1998. The Corporation reported a decrease of $8.31 million or 82.23% during 1998 in its U.S. Treasury securities from $10.23 million in 1997 to $1.92 million in 1998. Total obligations of state and political subdivision investments increased $6.76 million or 43.44% in 1998 to $22.33 million as a result of efforts by management to extend the maturity of the portfolio and to obtain a higher yield.
    The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for deposit activities. Excluding the U.S. Government sponsored agencies, the Corporation had no concentrations of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 1998, 1997 and 1996 respectively.

Loan Portfolio
    The Corporation, through its Bank, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland; Mineral, Hardy, Berkeley and Hampshire Counties in West Virginia and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the Reserve for Loan and Lease Losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lending officer. Table 5 presents the composition of the Corporation's loan portfolio.

    It has been the historical policy of the Corporation to make the majority of its loan commitments in the market area it serves. However, with the competitive nature of the banking industry, the Corporation is forced to look in nontraditional rnarkets to expand its business. The Corporation had no foreign loans in its portfolio as of December 31, 1998.

    During 1998, gross loans increased $67.58 million or 15.31% to a total of $508.97 million. In comparison, gross loans at year-end 1997 increased $58.61 million or 15.31% to a total of $441.39 million as compared to the 1996 balances. The indirect lending portfolio experienced substantial growth in 1998. This portfolio grew 120.76% from $45.49 million at December 31, 1997 to $100.36 million as of December 31, 1998. Thc Corporation has started to expand its presence in the indirect market by forming a leasing company in late 1998. Although only a small number of leases were booked as of December 31, 1998, the Corporation feels that this product will complement its existing indirect network The Corporation also experienced growth of 16.31 % or $4.68 million in its home equity product. This product continues to grow due to the tax advantages that it presents. Table 5 details the dollar amount and percentage distribution at the various key categories of credit in the loan portfolio.

    Funding for loan growth during l998 and 1997 was provided by increased levels of deposits from within our market area as well as borrowings from Federal Home Loan Bank of Atlanta ("FHLB") and our upstream correspondent banks.

    It is the policy of the Corporation to place a loan on non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the overall economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no

                                  [15]

longer in doubt. At December 31, 1998, the Corporation had $.46 million of non-accrual loans. Table 7 details the historical activity of non-accural loans.

Deposit and Other Funding
    Deposit liabilities increased to $511.50 million at December 31, 1998 from $500.06 million at December 31,1997, or an increase of 2.29%. Although the $11.44 million in growth does not compare favorably with the $47.52 million growth experienced in 1997, the Corporation was able to meet its liquidity needs through borrowings from Federal Home Loan Bank of Atlanta ("FHLB") and other correspondent banks. These borrowings increased from $6.26 million at December 31, 1997 to $64.58 million at December 31, 1998. This represents an increase of 932.63% over the previous year. The Corporation has an approved credit line with FHLB in the amount of $181.5 million. The increased competition from other banks, brokerage firms, and other financial outlets has caused the Corporation to look to non-traditional sources to cost effectively meet its liquidity needs.

Capital Resources
    The Bank and the Corporation itself are subject to risk-based capital regulations which were adopted by Federal banking regulators and became fully phased in on December 31, 1992. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit, The regulatory guidelines require that a portion of total capital be Tier 1 Capital, consisting of common shareholders' equity and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, and grandfathered senior debt, plus the allowance for credit losses, subject to certain limitations.

    Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier 1 capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guide-lines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

    On December 31, 1998, the Corporation's total risk-based capital ratio was 13.40%, well above the regulatory minimum of 8%. The risk-based capital ratios for year-end 1997 and 1996 were 14.82% and 17.92%, respectively.

    Total shareholders' equity remained stable, increasing slightly from $56.71 million at year-end 1997 to $58.47 million at year-end 1998. The minimal growth in capital can be explained by the Corporation's Stock buy-back program and increased shareholder dividends. Total shareholders' equity at December 31, 1996 was $56.82 million. The equity to assets ratio at December 31,1998, was 9.12%, compared with 9.97% and 10.84% at year-end 1997 and 1996, respectively.

    On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors also authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market

                                  [16]


makers. On April 29, 1998, the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. As of December 31,1998,352,934 or 5.43% shares have been repurchased and retired under the Plan authorized by the Board of Directors.

    Cash dividends of S.60 per share were paid during 1998, compared with $.56 and $.51 in 1997 and 1996, respectively. This represents a dividend payout rate (dividends per share divided by net income per share) of 50.00%, 53.33%, and 51.00% for 1998, 1997, and 1996, respectively.


                     ASSET AND LIABILITY MANAGEMENT

 Introductlon

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

Liquidity

    The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's delineated market areas arc accommodated Total liquid assets, represented by cash, investment securities and loans maturing within one year, amounted to $70.77 million, or 11.04% of total assets at December 31,1998. This compares with $90.43 million, or 15.89% of l997 year-end assets, and $111.35 million, or 21.26% of 1996 year-end assets.

    Additional liquidity of $ l98 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

Interest Rate Sensitivity
    Interest rate sensitivity refers to the degree that earnings will be impacted by changes in thc prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics bet year assets and liabilities. Management seeks to avoid fluctuating net interest margin, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to assure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

    In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing and management's capital plans. This modeling reflects interest rate changes and the updated impact on net income over specified periods. Management does not use derivative financial instruments to manage its interest rate sensitivity. At December 31, 1998, the static gap analysis prepared by management indicated that the Corporation was liability sensitive over the next year. In computing the effect on pre-tax income of changes in interest ratios, management has assumed that any changes would immediately effect earnings. Normally when an organization is liability sensitive there is a positive impact to income when interest rates


                                   [17]

decline. The simulation analysis shown below shows a negative impact when interest rates decline 100 or 200 basis points. Management explains this effect due to the current position of interest rates, whereby certain liability accounts are currently priced at a level where management feels they cannot be reduced further in rate, therefore, the full impact of repricing liabilities in the declining rate environment is not realized. Based on the simulation analysis performed at year end the Corporation estimates the following changes in income before taxes assuming the indicated interest rate changes:

December 31, 1998
  +200 basis point increase         ($.948 million)
  +100 basis point increase         ($.474 million)
  -100 basis point decline          ($.146 million)
  -200 basis point decline          ($.292 million)

December 31, 1997
  +200 basis point increase         ($1.143 million)
  +100 basis point increase         ($.572 million)
  -100 basis point decline          ($.286 million)
  -200 basis point decline          ($.571 million)


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

    Table 13 presents the Corporation's interest rate gap position at December 31, 1998. This is a point in time position which is continually changing and is not necessarily indicative of the Corporation's position at any other time.





                                  [18]

Table 1

          Distribution of Assets, Liabilities and Shareholders' Equity Interest Rates and Interest Differential-Tax Equivalent Basis
                                   ( In thousands )

                                  For the Years Ended Deeember 31,
                        1998                  1997                   1996

              Average         Annual Average         Annual Average       Annual
              Balance Interest Rate  Balance Interest Rate Balance Interest Rate
Federal funds
 sold         1,463   $ 129   8.82% $ 2,506  $ 181   7.22% $ 3,219   $182  5.65%
Investments:
 Taxable     79,655   4,961   6.23%  85,288  5,347   6.27%  93,073  5,663  6.08%
 Nontaxable  17,743   1,262   7.11%  14,146  1,056   7.47%  11,139    856  7.68%
             ------   ------ ------  ------  ------  ------ ------ ------ ------
Total
  Investment 97,398   6,223   6.39%  99,434  6,403   6.44% 104,212  6,519  6.26%
Loans       472,007  41,563   8.81% 415,663 37,365   8.99% 364,309 33,113  8.44%
           -------- -------  ------ ------- ------ ------- ------- ------ ------
Total earning
   assets   570,868  47,915   8.40% 517,603 43,949   8.50% 471,470 39,814  8.44%
Reserve for possible
 credit losses(2,998)                (2,343)                (2,122)
Other non-earning
 assets      34,581                  33,665                 33,867
  Total non-earning
    assets   31,583                  31,322                 31,745
Total
  Assets   $602,451                $548,925               $503,485
          =========               ==========             =========
Liabilities and
Shareholders' Equity
 Deposits:
  Noninterest-bearing
   Deposits $53,430     $ -     -   $51,807  $ -        -  $48,097     $ -    -
  Interest-bearing
   demand
   deposits 111,076   3,244  2.92%  103,627  2,934   2.83%  97,809   2,781 2.84%
  Savings
  deposits   55,542     842  1.52%   63,522  1,135   1.79%  77,811   1,783 2.29%
  Time deposits
    $100,00
    or more  59,814   3,528  5.90%   46,417  2,663   5.74%  33,158   1,927 5.81%
  Time deposits
   less than
   $100,000 222,908  12,573  5.64%  214,376 11,933   5.57% 180,684   9,787 5.42%
  Short-term
  borrowings 36,225   1,728  4.77%    7,211    313   4.34%   3,532      98 2.77%
             ------ ------- ------   -------  ----- ------  ------- ------ ----
Total deposits and
 short-term
 borrowings 538,995  21,915  4.07%  486,960 18,978   3.90% 441,091  16,376 3.71%
Other
Liabilities   6,007                   5,154                  5,976
Shareholders'
  equity     57,449                  56,811                 56,418

Total Liabilities and
 Shareholders'
 Equity    $602,451                $548,925               $503,485
           ========                ========              =========
**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balances of non-accrual loans for the years ended December 31, 1998, 1997, and 1996, which were reported in the average loan balances for these years, were $678, $617, and $1,244, respectively. The fully taxable equivalent adjustments for the years ended December 31, 1998, 1997, and 1996 were $673, $601, and $541, respectively.



                                  [19]





Table 2

                             Net Interest Margin
                              ( In thousands )

                         1998                  1997               1996
                              Tax                   Tax                 Tax
                 Avgerage  Equivalent  Avgerage  Equivalent  Avgerage Equivalent
                 Balance      Rate      Balance     Rate      Balance    Rate

Earning Assets   $570,868    8.40%    $517,603     8.50%     $471,740    8.44%
Interest-bearing
 Liabililies      485,565    4.07%     435,154     3.90%      392,994    3.71%
Net Benefit of
 Noninterest-bearing
    Sources                  0.45%                 0.46%                 0.45%
Average Cost of Funds        3.84%
Net Interest Margin          4.56%                 4.83%                 4.97%

The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.





Table 3

                            Interest Variance Analysis
                                 ( In thousands )


                     1998 Compared To 1997       1997 Compared To 1996
                           Increase                    Increase
                      (Decrease) Due To             (Decrease) Due To
Interest income:
                   Volume    Rate     Net      Volume      Rate      Net
                   --------------------------------------------------------
 Federal Funds
   Sold             ($92)     $40   ($ 52)     ($ 51)      $ 50     ($ 1)
 Taxable
   Investments      (351)     (35)   (386)      (488)       172     (316)
 Non-Taxable
   Investments       256      (50)    206        225       (24)      201
 Loans             4,961     (763)  4,198      4,616      (364)    4,252
                   ------    -----  -----     ------    -------  --------
   Total Interest
     Income        4,744     (808)  3,966      4,302      (166)    4,136
                  =======    =====  =====     ======     ======   ======
Interest expense:
  Interest-bearing  $2l8      $92    $310      $ 165     ($ 12)    $ 153
  Savings           (121)    (172)   (293)      (255)     (393)     (648)
  Time Deposits      481      159     640      1,875       271     2,146
  Time Deposits
    $100,000 or more 790       75     865        761       (25)      736
  Other borrowings 1,384       3l   1,415        160        55       215
Total Interest    -------    ----- -------    ------     ------  -------
   Expense         2,752      185   2,937      2,706      (104)    2,602
Net interest
   Income         $2,022    ($993) $1,029     $1,596     ($ 62)   $1,534
                ========    ====== ======    =======    =======  =======

(1) The change in interest income / expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The above table is compiled on a tax equivalent basis. The fully taxable equivalent adjustments for the years ended December 31,1998 and 1997 were $673 and $601, respectively.


                                  [20]





Table 4


            Investment Security Maturities, Yields, and Market Values
                                ( In thousands )

                         December 31, 1998
                    U.S.     Federal      State &
                   Treas Yield Agen Yield Muni Yield Other Yield Total Yield Maturity Book Value
Available-for-Sa1e
 Within one Year $1,605 6.07%$1,770 6.53% $1,315 7.01% $2,005 6.10% $6,695 6.38%
 One to Five Years  296 6.60%24,407 6.12%  5,974 7.00%  7,370 6.47% 38,047 6.33%
 Five to Ten Years    0 0.00%18,665 6.24%  2,266 6.85%    658 5.93% 21,589 6.29%
 Over Ten Years       0 0.00%     0 0.00% 12,321 6.79% 21,279 6.75% 33,600 6.77%
                  ----- ----- ----- ---- ------- ---- ------- ----- ------ -----
Total Book Value $1,901     $44,842      $21,876      $31,312      $99,931
                 ======     =======     ========     ========     =========
Taxable Equivalent
  Yield           6.15%       6.18%        6.86%        6.60%        6.46%
                 ======     =======      =======      =======       =======
Market Value     $1,921     $45,082      $22,327      $31,365     $100,695
                 ======     =======    =========     ========     =========
December 31,1997
 Book Value     $10,136     $31,298      $15,451      $37,257      $94,142
                =======    ========      =======     ========     =========
December 31,1996
 Book Value     $20,488     $37,510      $15,254      $36,467     $109,719
                ========    ========    =========     =======    =========
The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%. The above table includes certain securities which have no maturity. Therefore, these securities are classified as maturing over ten years.





                                  [21]

                            Summary Of Loan Portfolio
                                ( In thoussnds )
Table 5
                                 Loans Outstanding as of December 31,
                           1998      1997      1996      1995      1994
                     -----------------------------------------------------
Commercial, Financial,
  & Agricultural        $81,666    $67,399   $56,325   $56,893   $47,111
Real Estate-
  Construction           11,315     11,716    21,097    10,696    19,838
Real Estate-
  Mortgage              286,514    287,153   249,389   242,789   220,991
Installment             129,477     75,124    55,969    50,206    47,785
                      ---------- --------- ---------- -------- ---------
    Total              $508,972   $441,392  $382,780  $360,584  $335,725
                      =========  =========  ======== ========= =========

Commercial, Financial,
  & Agricultural         16.05%     15.27%    14.72%    15.78%    14.03%
Real Estate-
  Construction            2.22%      2.65%     5.51%     2.97%     5.91%
Real Estate-
  Mortgage               56.29%     65.06%    65.15%    67.33%    65.83%
Installment              25.44%     17.02%    14.62%    13.92%    14.23%
                      ---------    -------- --------  --------  ---------
     Total              100.00%    100.00%   100.00%   100.00%   100.00%
                       ========   ========   ======= =========  =========


                       Maturities of Loan Portfolio
                             ( In thousands )

Table 6
                                       Maturing
                         Maturing      After One      Maturing
                          Within      But Within     After Five
                         One Year     Five Years       Years         Total
                     -------------------------------------------------------
Commercial, Financial,
  & Agricultural          $8,501        $62,644       $10,521       $81,666
Real Estate-
  Construction                -          11,315            -         11,315
Real Estate-
  Mortgage                11,425         49,729       225,360       286,514
Installment               30,515         94,289         4,673       129,477
                        ---------      ---------    ----------   -----------
     Total               $50,441       $217,977      $240,554      $508,972
                       =========       =========    =========     ==========

Classified by Sensitivity to Change in Interest Rates
Fixed-interest
   Rate Loans            S37,781       $161,332       $32,491      $231,604
Adjustable-interest
   Rate Loans             12,660         56,645       208,063       277,368
                        ---------     ----------    ----------   -----------
      Total              $50,441       $217,977      $240,554      $508,972
                       ==========      ========       ========    =========



                                      [22]






Table 7

                          Risk Elements of Loan Portfolio
                                ( In thousands )

                                    For the Years Ended December 31
                              1998     1997     1996     1995     1994
                           ---------------------------------------------
Non-accrual Loans             $460     $562    $ 976    $1,075   $1,027
Accruing Loans Past Due
   90 Days or More             544      563      659       963      489

Information with respect to non-accrual loans at December 31,1998 and 1997 is as follows:
                                                         1998      1997
                                                      -------------------
Interest income that would have been recorded
    under original terms                                 $ 30      $ 40
Interest income recorded during the period                  6        20





                     Activity of Loan Loss Provision
Table 8                       ( In thousands )

                                       Summary of Loan Loss Experience
                                       For the Years Ended December 31
                                  1998      1997      1996      1995      1994
Balance at Beginning of Period   $2,654    $2,186    $2,120    $2,350    $2,306
Loans Charged Off:
 Commercial, Financial, and
   Agricultural                     163       135       476        19        35
 Real Estate-Mortgage               205       211       135       205       164
 Installment                        340       292       236       186       121
                                 -------   -------    ------    ------     -----
   Total Charged Off                708       638       847       410       320

Recoveries of Loans:
 Commercial, Financial, and
   Agricultural                      43        52        29        59        39
 Real Estate-Mortgage                28        39         8        31        35
 Installment                        111        80       127        90       125
                                 --------   ------    -------   ------   ------
   Total Recoveries                 182       171       164       180       199
Net Loans Charged Off               526       467       683       230       121
Provision Charged to Operations   1,176       935       749         -       165
Balance at the End of Period      3,304     2,654     2,186     2,120     2,350
                                 =======  =======   =======   ========  =======
Loans Net of Unearned Income
  at End of Period             $508,972  $441,392  $382,780  $360,584  $335,725
                              =========  ========   ======== ======== =========
Daily Average Balance of Loans $472,007  $415,663  $364,309  $352,720  $324,140
                              =========  ========   =======  ========  ========
Allowance for Possible Loan Loss to
 Loans Outstanding                0.65%     0.60%     0.57%     0.59%     0.70%
                              =========   =======   ========  =======  ========
Net Charge Offs to Average
  Loans Outstanding               0.11%     0.11%     0.19%     0.07%     0.04%
                               ========   =======    =======   ======   =======




                                   [23]


                        Allocation of Allowance for Loan Losses
                                 ( In thousands )

Table 9

                              1998      1997      1996      1995      1994
                           -------------------------------------------------
Commercial                    $957      $784      $509      $301      $457
Real Estate - Mortgage         966     1,095       923     1,214       661
Home Equity                    136        93        73        48        11
Consumer                       942       443       201       206       223
Commitments                    279       239       180       171        78
Unallocated                     24         -       300       180       920
                           -------   --------  -------    -------  --------
  Total                     $3,304    $2,654    $2,186    $2,120    $2,350
                           =======   =======   =======  ========   ========



                              Average Deposit Balances
                                  ( In thousands )
Table 10

               Deposits by Major Classification for the Years Ended December 31,
                            1998                1997               1996
                     Average             Average            Average
                     Balance     Yield   Balance    Yield   Balance     Yield
                   -------------------------------------------------------------
Noninterest-bearing
   demand deposits   $53,430             $51,807            $48,097
Interest-bearing
   demand deposits   111,076     2.92%   103,627    2.83%    97,807     2.84%
Savings deposits      55,542     1.52%    63,522    1.79%    77,811     2.29%
Time deposits $100,000
   or more            59,814     5.90%    46,417    5.74%    33,158     5.81%
Time deposits less than
   than $100,000      22,908     5.64%   214,376    5.57%   180,684     5.42%
                   ---------            --------          ---------
      Total         $502,770            $479,749           $437,559
                   =========            =========        ==========


                                 [24]


                           Maturity of Time Deposits
                               ( In thousands )
Table 11

                                                     December 31, 1998
                                                Greater than      Less Than
                                                  $100,000         $100,000
                                            --------------------------------
Maturities
  3 Months or Less                                 $ 7,337         $32,055
  3 - 6 Months                                      11,958          18,202
  6-12 Months                                       11,611          22,676
  Over 1 Year                                       32,298         139,368
                                                 ----------     -----------
         Total                                     $63,204        $212,301
                                                 ==========      ==========




                         Summary of Significant Ratios
Table 12
                                              1998        1997        1996
                                            --------------------------------
Return on Average Assets                      1.24%       1.21%       1.29%
Return on Average Equity                     12.92%      11.70%      11.28%
Dividend Payout Ratio Total                  50.00%      53.33%      51.00%
Equity to Total Assets at Year End Tier I     9.12%       9.97%      10.84%
Capital to Risk Weighted Assets Total        12.68%      14.16%      17.26%
Risk-based Capital Ratio Tier I              13.40%      14.82%      17.92%
Capital to Average Assets                     9.71%      10.33%      11.31%





                                 [25]

Summary of Interest Sensitivity Analysis
                          ( In thousands )
Table 13
                                        As of December 31, 1998
                               0-90      91-365      1-5      Over 5
                               Days       Days      Years     Years     Total
                         -----------------------------------------------------
Assets
Rate Sensitive
  Securities
    (Available-for-Sale)(1)  $17,761    $26,076    $33,727   $23,131   $100,659
  Loans(2)                    93,638    102,887    263,488    48,959    508,972
                             -------   --------   --------  --------  ---------
      Total Rate Sensitive  $111,399   $128,963   $297,215   $72,090   $609,667

Liabilities
Rate Sensitive Deposits
  Savings                    $51,492       $ -        $ -       $ -     $51,492
  Investors' Choice            7,141         -          -         -       7,141
  Time Deposits Less
     than $100,000            32,055     40,878    139,368        -     212,301
  Time Deposits $100,000
     or more                   7,337     23,569     32,298        -      63,204
  IMMA, PMA, & Trust DDA      52,388         -          -         -      52,388
  One & Now accounts          62,017         -          -         -      62,017
  Federal Home Loan Bank borrowings and
     Other Borrowed Funds     24,575      5,000     35,000        -      64,575
                            --------    -------- ---------    ------- ---------
       Total Rate Sensitive $237,005    $69,447   $206,666      $ -    $513,118
-------------------------------------------------------------------------------
GAP ( Rate sensitive Assets less Rate
  Sensitive Liabilities )  ($125,606)   $59,516    $90,549   $72,090    $96,549
-------------------------------------------------------------------------------
GAP to Total Assets          -19.59%      9.28%     14.12%    11.24%     15.06%
Cumulative GAP to
   Total Assets              -19.59%    -10.31%      3.82%    15.06%       -

(1) Securities are based on estimated maturities at book value
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment
(3) Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation's historical experience with respect to such accounts.



                                  [26]




Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding the exposure of the Company's financial instruments see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity" on pages 17 and 18 of the Annual Report to Stockholders for the year ended December 31, 1998. The Company's principal market risk exposure is to interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                                           Page Number
        Independent Auditors' Report . . . . . . . . . . . . . .29
        Consolidated Statements of Financial Condition . . . . .30
        Consolidated Statements of Income  . . . . . . . . . . .31
        Consolidated Statements of Changes in
        Shareholders' Equity . . . .  .  .  .  .  .  .  .  .  . 32
        Consolidated Statements of Cash Flows  . . . . . . . . .33
        Notes to Consolidated Financial Statements . . . . . 35-45
    (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:
        Quarterly Results of Operations  . . . . . . . . . . . .45





                                    [27]


                             Report of Management

Financial Statements
    First United Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1998, and for the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted principles and, as such, include some amounts that are based on judgments and estimates of management.

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

    There are inherent limitations in the effectiveness of an internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
    Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles and FRY-9 C instructions as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and FR Y-9 C instructions as of December 31, 1998.

Compliance with Laws and Regulations
    Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

    Management has assessed compliance by First United Bank & Trust ("the Bank") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1998.





           William B. Grant                     Robert W. Kurtz
  Chairman and Chief Executive Officer  President and Chief Financial Officer
     First United Corporation                 First United Corporation
              And                                     and
     First United Bank & Trust                First United Bank & Trust






                                   [28]

                         Report of Independent Auditors
                      Board of Directors and Shareholders
                          First United Corporation

    We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidaries as of December 31, 1998 and 1997, the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                  Ernst & Young, LLP




Baltimore, Maryland
February 5, 1999



                        First United Corporation and Subsidiaries
                     Consolidated Statements of Financial Condition
                        (In thousands, except per share amounts)

                                                            December 31,
Assets                                                   1998          1997
                                                      -----------------------
Cash and due from banks                                $13,633       $17,586
Investments:
 Available-for-sale securities-at market value
  (amortized cost-$99,931 and $64,600 at
   December 31, l998 and 1997, respectively)           100,695        65,053
 Held-to-maturity securities (market value $0
   and $29,800 at Deccmbcr 31, 1998
   and 1997, respectively)                                   -        29,542
                                                      ---------     ---------
Total investment securities                            100,695        94,595
Loans                                                  508,972       441,392
Reserve for possible credit losses                      (3,304)       (2,654)
                                                      ---------     ---------
Net loans                                              505,668       438,738
Bank premises and equipment                              9,136         9,250
Accrued interest receivable and other assets            11,982         8,861
                                                     ----------    ----------
   Total Assets                                       $641,114      $569,030
                                                    ===========   ===========
Liabilities and Shareholders' Equity
Liabilities:
   Noninterest-bearing deposits                        $54,554       $51,309
   Interest-bearing deposits                           456,946       448,751
                                                     ----------    ----------
Total deposits                                         511,500       500,060
Federal Home Loan Bank borrowings and
   other borrowed money                                 64,575         6,225
Reserve for taxes, interest and other liabilities        5,594         5,094
Dividends payable                                          971           937
                                                      ---------    ---------
Total Liabilities                                      582,640       512,316

Shareholders' Equity:
Preferred stock -  no par value
   Authorized and unissued 2,000 shares
Capital stock - par value $.01 per share
   Authonzed 25,000 shares, issued and outstanding 6,155
   and 6,260 shares at December 31, 1998
   and 1997, respectively                                   62            63
Surplus                                                 21,384        23,463
Retained earnings                                       36,559        32,913
Accumulated other comprehensive income                     469           277
                                                      ---------     ---------
Total Shareholders' Equity                              58,474        56,714

Total Liabilities and Shareholders' Equity            $641,114      $569,030
                                                    ==========     =========
See notes to consolidated financial statements.

                                     [30]

                     First United Corporation and Subsidiaries
                        Consolidated Statements of Income
                     (In thousands, except per share amounts)

                                                 Year ended December 31,
                                            1998          1997          1996
                                       ---------------------------------------
Interest income
Interest and fees on loans                $41,322        $37,125       $32,865
Interest on investment securities:
   Taxable                                  4,961          5,347         5,663
   Exempt From federal income taxes           830            695           563
                                           -------       --------     --------
                                            5,791          6,042         6,226
Interest on federal funds sold                129            181           182
                                           -------      ---------     ---------
Total interest income                      47,242         43,348        39,273

Interest expense
Interest on deposits:
  Savings                                     843          1,135         1,783
  Interest-bearing transaction accounts     3,366          2,934         2,781
  Time, $100,000 or more                    3,528          2,663         1,927
  Other time                               12,450         11,933         9,787
Interest on Federal Home Loan Bank borrowings
  and other borrowed money                  1,728            313            98
                                          --------      --------      --------
Total interest expense                     21,915         18,978        16,376
Net interest income                        25,327         24,370        22,897
Provision for possible credit losses        1,176            935           749
                                          -------       --------       --------
Net interest income after provision for
possible credit losses                     24,151         23,435        22,148

Other operating income
 Trust Department income                    1,495          1,275         1,200
 Service charges on deposit accounts        2,237          2,322         1,759
 Insurance premium income                     264            295           318
 Security gains                               238             91            24
 Other income                               2,082          2,054         1,568
                                          --------      --------        -------
                                            6,316          6,037         4,869
Other operating expense
 Salaries and employee benefits             9,521          9,229         8,819
 Occupancy expense of premises              1,038            985           997
 Equipment expense                          1,676          1,656         1,503
 Data processing expense                      627            581           561
 Deposit assessment and related fees          155            164           109
 Restructuring costs                            -            554           273
 Other expense                              6,041          6,361         5,035
                                        ----------       --------      --------
                                           19,058         19,530        17,394
Income before income taxes                 11,409          9,942         9,623
Applicable income taxes                     3,982          3,297         3,144
                                          -------        --------       ------
Net Income                                 $7,427         $6,645        $6,479
                                          =======         =======       =======
Earnings per share                          $1.20          $1.05         $1.00
                                          =======        ========      ========
See notes to consolidated financial statements.

                                        [31]

                      First United Corporation and Subsidiaries
              Consolidated Statements of Changes in Shareholders' Equity
                       (In thousands, except per share amounts)

                                                        Accumulated
                                                          Other       Total
                              Capital        Retained  Comprensive Shareholders'
                               Stock Surplus Earnings    Income      Equity

Balance at January 1, 1996     $ 62  $23,184  S32,065    $  193   $55,504
Net unrealized gains on investment securities,
 net of tax (accumulated amount of S213 at
 December 31, 1996)                                          20        20
Net income for the year                         6,479               6,479
Other comprehensive income                                          6,499
Dividend reinvestment and
  stock purchase plan                     28                           28
Acquisition and retirement
  of common stock                (1)    (972)                        (973)
Cash dividends-$.51 per share                  (4,243)             (4,243)
5% Stock Dividend                 3     4,421  (4,424)                  0
                              ------ --------  --------  ------- ---------
Balance at December 31, 1996    $64   $26,661  $29,877     $213   $56,815
Net unrealized gains on
 investment securities, net of tax
 (accumulated amount of $277 at
 December 31, 1997)                                          64        64
Net income for the year                          6,645              6,645
Other comprehensive income                                          6,709
Acquisition and retirement
 of common stock                (1)   (3,200)                      (3,201)
Cash dividends-$.56 per share                   (3,609)            (3,609)
                              ----- -------- ---------- ------- ---------
Balance at December 31, 1997   $63   $23,461   $32,913     $277   $56,714
Net unrealized gains on investment
 securities, net of tax
(accumulated amount of S469 at
 December 31, 1998)                                         192       192
Net income for the year                          7,427              7,427
Other comprehensive income                                          7,619
Dividend reinvestment and
 stock purchase plan                      28                           28
Aquisition and retirement
 of common stock               (1)    (2,105)                      (2,106)
Cash dividends-$.60 per share                   (3,781)            (3,781)
                            ------- -------- ---------  -------  ---------
Balance at December 31, 1998  $62    $21,384   $36,559     $469    $58,474

See notes to consolidated financial statements

                                       [32]


                    First United Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                               ( In thousands )
                                                     Year Ended December 31
                                                   1998       1997       1996
                                         -------------------------------------
Operating activities
Net income                                        $7,427     $6,645     $6,479
Adjustments to reconcile net income to
net cash provided by operating activities:
   Provision for possible credit losses            1,176        935        749
   Provision for depreciation                      1,549      1,460      1,299
   Net accretion and amortization of investment
     security discounts and premiums                 222       (116)       345
   Gain on sale of investment securities            (238)       (91)       (24)
   Increase in accrued interest
     receivable and other assets                  (3,121)    (1,440)      (483)
   Increase (decrease) in reserve for taxes,
     interest and other liabilities                  534       (236)     1,896
                                                 --------   --------    -------
Net cash provided by operating activities          7,549      7,157     10,261

Investing activities
Proceeds from maturities and sales of
  investment securities available-for-sale        59,775     74,960     59,489
Purchases of available-for-sale
  investment securities                          (62,570)   (56,774)   (65,444)
Purchases of investment securities
  held-to-maturity                                (8,625)    (8,490)   (13,041)
Proceeds from maturities of investment
  securities held-to-maturity                      5,530      6,048      4,777
Net increase in loans                            (68,108)   (59,079)   (22,879)
Purchase of premises and equipment                (1,435)    (1,379)    (1,025)
                                                ---------   --------  ---------
Net cash used in investing activities            (75,433)   (44,714)   (38,123)

Financing activities
Net (decrease) increase in demand deposits,
  NOW accounts and savings accounts               (1,180)     5,367       (623)
Net increase in certificates of
  Deposit                                         12,620     42,154      28,869
Increase (decrease) in Federal Home Loan Bank
  borrowings and other borrowed funds             58,350     (1,775)      5,000
Cash dividends paid                               (3,781)    (3,609)     (4,243)
Proceeds from issuance of common stock                28          -          28
Acquisition and retirement of common stock        (2,106)    (3,201)       (973)
                                                  -------- ---------   ---------
Net cash provided by financing activities         63,931     38,936       28,058
Increase in cash and cash equivalents             (3,953)     1,379          196
Cash and cash equivalents at beginning of year    17,586     16,207       16,011
                                                 --------  --------    ---------
Cash and cash equivalents at end of year         $13,633    $17,586      $16,207
                                                 ========  ========    =========
See notes to consolidated financial statements.

                                    [33]


                  First United Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                 ( In thousands, except per share amounts )

1. Summary of Significant Accounting Policies
Principles of Consolidation
Thc accompanying financial statements of First United Corporation (Corporation) include thc accounts of its wholly owned subsidiaries First United Bank & Trust
(Bank) and Oakfirst Life Insurance Corporation (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

Business
    First United Corporation is a registered bank holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust and Oakfirst Life Insurance Corporation. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network oft twenty-two offices and twenty-seven automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by U.S. Life Credit Life Insurance Corporation on consumer loans made by First United Bank & Trust

Basis of Presentation
    The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require the Corporation to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Investments
    Securities available-for-sale: Beginning in 1998, all security purchases are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in the Corporation's shareholders' equity.
    Securities held-to-maturity: Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated as amortized cost.
    The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to bc other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

    At December 31, 1998 and 1997, there were no securities held in the investment portfolio which were classified as trading.

Interest on Loans
    Interest on loans is recognized based upon the principal amount outstanding. It is the Corporation's policy to generally discontinue the accrual of interest on loans (including impaired loans) when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual interest is recognized only to thc extent of cash received.

Bank Premises and Equipment
    Bank premises and equipment are carried at cost less accumulated provision for depreciation. The provision for depreciation for financial reporting generally has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 15 to 31.5 years for buildings and 4 to 20 years for equipment. The provision for depreciation for general tax purposes and for the Alternative Minimum Tax generally has been made using the double-declining balance method and the ACRS method based on thc estimated useful lives of the assets which range from 18 to 31.5 years for buildings and 4 to l0 years for equipment.


                                    [34]

1. Summary of Significant Accounting Policies (continued)

Reserve for Possible Credit Losses

    The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses. Management's determination of the adequacy of the loan loss reserve is based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgement, deserve current recognition. Management's evaluation is inherently subjective as it requires estimates concerning, the underlying collateral values on impaired loans that may be susceptible to change.

Income Taxes
    The Corporation accounts for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will bc in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in any deferred tax asset allowance.

Statement of Cash Flow
    The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $21,915, $18,978, and $16,376 in interest on deposits and other borrowed funds for the years ending December 3}, 1998, 1997, and 1996, respectively.

Earnings Per Share
    Earnings per share ("basic" was computed based on the weighted average number of common shares outstanding of 6,209, 6,343, and 6,492 for 1998, 1997, and 1996, respectively The Corporation does not have any common stock equivalents.

Other Comprehensive Income
    On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income" (Statement No.
130). Statement No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components in thc financial statements. The adoption of Statement No. 130 had no impact on the Corporation's consolidated financial statements. For purposes of comparability, prior years' financial statements have been reclassified to conform to the requirements of Statement No. 130. Accumulated other comprehensive represents thc unrealized gains and losses on thc Company's investment securities, net of income taxes. For the years ended December 31, 1998, 1997, and 1996 total comprehensive income, net income plus the change in unrealized gains on investment securities, amounted to $7,619, $6,709, and S6,499 net of income taxes, respectively.

2. Regulatory Capital Requirements
    The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect an the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Thc capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and thc Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.
    As of December 31, 1998, the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained. Management is not aware of any condition or event which has caused thc well capitalized position to change.



                                 [35]

                                                                 To Be Well
                                                              Capitalized Under
                                                For Capital   Prompt Corrective
                                 Actual      Adequacy Purposes Action Provisions
-----------------------------------------------------------------------------
                             Amount  Ratio    Amount  Ratio    Amount    Ratio
-----------------------------------------------------------------------------
December 31, 1998
Total Capital
(to Risk Weighted Assets)
  Consolidated              $61,778  13.40%  $36,870  8.00%   $46,099   10.00%
  First United Bank          49,915  10.89%   36,665  8.00%    45,831   10.00%
Tier I Capital
(to Risk Weighted Assets)
   Consolidated              58,474  12.68%   18,440  4 00%    27,660    6.00%
   First United Bank         46,611  10.17%   18,332  4.00%    27,499    6.00%
Tier I Capital
(to Average Assets)
   Consolidated              58,474   9.71%   18,073  3.00%    30,123    5.00%
   First United Bank         46,611   8.07%   17,328  3.00%    28,880    5 00%

December 31, 1997
Total Capital
(to Risk Weighted Assets)
  Consolidated              $59,368  14.82%  $32,048  8.00%   $40,059   10.00%
  First United Bank          47,622  11.96%   31,858  8.00%    39,823   10.00%
Tier I Capital
(to Risk Weighted Assets)
   Consolidated              56,714  14.16%   16,024  4 00%    24,036    6.00%
   First United Bank         44,968  11.29%   15,929  4.00%    23,894    6.00%
Tier I Capital
(to Average Assets)
   Consolidated              56,714  10.33%   16,468  3.00%    27,446    5.00%
   First United Bank         44,968   8.34%   16,176  3.00%    26,960    5.00%


Investment Securities
    In June l998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 1999. Except for this reclassification listed below, the adoption of StatementNo.133 did not have a material impact on the Corporation's consolidated financial statements as the Company does not enter into derivative contracts. As permitted, this Statement as of July 1, l998. In connection with the adoption of this statement, $25,265,806 of thc investment securities previously classified as held-to-maturity were reclassified to available-for-sale. As the securities were marked to market coincident with the reclassification, the change resulted in an increase of $.25 million to other comprehensive income (net of taxes).
    The following is a comparison of book and market values of available-for-sale securities and held-to-maturity securities:

                                               Available-for-Sale Securities
                                 ----------------------------------------------
                                               Gross       Gross       Estimated
	                                             Unrealized  Unrealized      Fair
                                     Cost      Gains       Losses        Value
                                 ----------------------------------------------
December 31, 1998
  U. S. Treasury securities and obligations of
  U. S. government agencies       $46,743      $277         $17        $47,003
Obligations of states and
  political subdivisions           21,876       529          78         22,327
Mortgage-backed securities         23,628        68          59         23,637
U.S. corporate securities           2,604        44           -          2,648
Total debt securities             $94,851      $918        $154        $95,615
Equity securities Totals            5,080         -           -          5,080
                                ---------    ------      -------    ----------
    Totals                        $99,931      $918        $154       $100,695
                                =========   =======      =======    ==========


                                        [36]

3. Investment Securities (continued)

                                               Available-for-Sale Securities
                            ----------------------------------------------------
                                               Gross       Gross       Estimated
	                                             Unrealized  Unrealized      Fair
                                     Cost      Gains       Losses        Value
                             ---------------------------------------------------
December 31, 1997
  U. S. Treasury securities and obligations of
  U. S. government agencies      $41,434      $267          $8        $41,693
Obligations of states and
  political subdivisions           6,249       111           -          6,360
Mortgage-backed securities        16,917       108          25         17,000
                                ---------  -------      ------       ---------
Total debt securities            $64,600      $486        $ 33        $65,053
                               =========  ========      ======        =======

                                               Held-to-Maturity Securities
                                               Gross       Gross       Estimated
	                                             Unrealized  Unrealized      Fair
                                     Cost      Gains       Losses        Value
December 31, 1997
Obligations of states and
  political subdivisions          $9,203      $178         $ -         $9,381
U.S. corporate securities         15,896        83           3         15,976
                                 -------     -----       -------    ---------
Total debt securities             25,099       341          63         25,357
Equity securities                  4,443         -           -          4,443
                                 --------  -------     --------     ---------
    Totals                       $29,542      $261         $ 3       $ 29,800
                                ========     ======    =======     ==========



                                                Available-for-Sale Securities
                               -------------------------------------------------
                                               Gross       Gross       Estimated
	                                             Unrealized  Unrealized      Fair
                                     Cost      Gains       Losses        Value
                               -------------------------------------------------
December 31, 1996
  U. S. Treasury securities and obligations of
  U. S. government agencies      $56,480      $341        $ 63        $56,758
Obligations of states and
  political subdivisions           6,892        89          25          6,956
Mortgage-backed securities        19,990       104          97         19,997
                                --------     ------     -------     ---------
Total debt securities            $83,362      $534       $ 185        $83,711
                                ========    =======     ======      =========

                                                 Held-to-Maturity Securities
                               ------------------------------------------------
                                               Gross       Gross       Estimated
	                                             Unrealized  Unrealized      Fair
                                     Cost      Gains       Losses        Value
                               ------------------------------------------------
December 31, 1996
U.S. Treasury securities and obligations of
  U.S. government agencies        $1,518       $ -        $ 18        $ 1,500
Obligations of states and
  political subdivisions          $8,362      $336         $ 6        $ 8,692
U.S. corporate securities         13,559        72          17         13,614
                                 -------     ------     -------     ---------
Total debt securities             23,439       408          41         23,806
Equity securities                  2,918         -           -          2,918
                                 -------    -------      -------    ---------
    Totals                       $26,357      $408         $41       $ 26,724
                                ========    ======       ======     =========

    During the years ended December 31, 1998, 1997, and 1996, available-for-sale securities with a fair market value at the date of sale of $33.76, $4.83, and $4.74 million were sold. The gross realized gains on such sales totaled $.271, $.091, and $.024 million. The gross realized losses on the sales were $.033, $.003, and $0 million.

    The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of


                                       [37]

3. Investment Securities (continued)

the securities may have thc right to prepay obligations without prepayment penalties. Equity securities consist of Federal Reserve Bank and Federal Home Loan Bar k Stock. These securities have no maturity and therefore are classified in the "Due after ten years" maturity line.


                                          Available-for-Sale Securities
                                            Amortized         Market
                                              Cost             Value
Due in one year or less                     $6,695            $6,744
Due after one year through five years       38,047            38,454
Due after five years through ten years      21,589            21,730
Due after ten years                         33,601            33,767
                                          ---------       -----------
        Total                              $99,931          $100,695
                                          =========       ===========

    At December 31, 1998, investment securities with a book value of $25.00 million were pledged to secure public and trust deposits as required or permitted by law.

4. Reserve for Possible Credit Losses

Activity in the reserve for possible credit losses is summarized as follows:

                                             1998       1997        1996
Balance at January 1                        $2,654     $2,186      $2,120
Provision charged to operating expense       1,176        935         749
                                             3,830      3,121       2,869
Gross credit losses                           (708)      (638)       (847)
Recoveries                                     182        171         164
Net credit losses                             (526)      (467)       (683)
                                         ----------   --------   ---------
Balance at December 31                      $3,304     $2,654      $2,186
                                          ========     =======    ========
    Non-accruing loans were $460, $562, and S976 at December 31, 1998, 1997, and 1996, respectively. Interest income not recognized as a result of non-accruing loans was $24, $20, and $37 during the years ended December 31, 1998, 1997, and 1996, respectively.

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

                                                     December 31, 1998
                                                           Loan
                                            Loans      Commitments       Total
Commercial, financial and agricultural     $80,528         $24,437      $104,965
Real estate construction                    11,315           4,532        15,847
Real estate mortgage                       286,514          20,375       306,889
Installment                                129,477           3,369       132,846
Letters of credit                            1,138           1,138         2,276
                                          ---------    -----------    ----------
     Total                                $508,972         $53,851      $562,823
                                          ========       =========     =========

                                     [38]


5. Loans and Concentrations of Credit Risk (continued)

                                                  December 31, 1997
                                                          Loan
                                            Loans      Commitments       Total
Commercial, financial and agricultural     $65,988         $25,087      $ 91,075
Real estate construction                    11,716           3,889        15,605
Real estate mortgage                       287,153          16,416       303,569
Installment                                 75,124           3,403        78,527
Letters of credit                            1,411             773         2,184
                                         ---------       ---------     ---------
     Total                                $441,392         $49,568      $490,960
                                        ==========      ==========    ==========
    Loan commitments are made to accommodate the financial needs of the Corporation's customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, more than 99 percent of letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

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

6. Bank Premises and Equipment

The composition of Bank premises and equipment is as follows:
                                      1998            1997
                                   ------------------------
Bank premises                        $9,010         $8,773
Equipment                            13,245         12,235
                                   ---------    ----------
                                     22,255         21,008
Less accumulated depreciation       (13,119)       (11,758)
                                  ----------   -----------
  Total                              $9,136         $9,250
                                  ==========    ==========

    The Corporation recorded depreciation expense of $1,549, $1,460 and $1,299 in 1998, 1997, and 1996, respectively.

7. Fair Value of Financial Instruments


    As required by the Statement of Financial Accounting Standards ("SFAS") No.107, "Disclosures about Fair Value of Financial Instruments," the Corporation has presented fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corporation's ability to actually realize these derived values cannot be assumed.

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


                                  [39]

7. Fair Value of Financial instruments (continued)

    The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows:

                                     1998                       1997
                           --------------------------------------------------
                             Carrying       Fair        Carrying       Fair
                              Amount       Value         Amount       Value
                           --------------------------------------------------
Cash and due from banks       $13,633     $13,633       $17,586      $17,586
Investment securities         100,695     100,695        94,595       94,853
Loans                         508,972     505,927       441,392      441,613
Deposits                      511,500     506,243       500,060      498,393
Federal Home Loan Bank borrowings
  and other borrowed funds     64,575      64,575         6,225        6,225


     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

    Cash and Cash Equivalents: The carrying amounts as reported in the statement of financial condition for cash and short-term instruments approximate those assets' fair values.

    Investment Securities Fair values for investment securities are based on quoted market values.

    Loans Receivable: For variable rate loans that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

    Federal Home Loan Bank Borrowings and Other Borrowed Funds: Federal funds purchased and other borrowed funds include federal funds purchased, Federal Home Loan Bank borrowings and other short-term borrowings. The fair value of short-term borrowings approximates the carrying value of these instruments based upon their short-term nature.

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

    Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 1998 or 1997.

8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings

  Borrowings consist of the following:

December 31, 1998
FHLB advances payable to FHLB Atlanta,
 secured by all FHLB advances and certain first mortgage loans
   Due December 2, 1999 @ 5.15%      $24,575
   Due September 24, 2002 @ 5.66%      5,000
   Due February 4, 2008 @ 5.49%       10,000
   Due September 11, 2008 @ 4.69%     25,000
                                    --------
             Total                   $64,575
                                    ========

                                    [40]

December 31, 1997
FHLB advances payable to FHLB Atlanta,
 secured by all FHLB advances and certain first mortgage loans:
   Due January 5, 1998 @ 5.81%        $1,075
   Due September 24, 2002 @5.66%       5,000
Correspondent Bank borrowings
   Due January 2, 1998 @ 6.00%           150
                                    --------
         Total                        $6,225
                                    ========
    The Corporation, through its banking subsidiary, First United Bank & Trust, has a credit agreement with FHLB of Atlanta in an amount up to $ 181.5 million. The line of credit is secured with the first lien on the 1 -4 family mortgage portfolio totaling $207.8 million on December 31, 1998.

    The Corporation's banking subsidiary First United Bank & Trust has established various unsecured lines of credit totaling $8 million at various upstream correspondent banks. The Bank has also established a $8 million reverse repurchase lines of credit with correspondent banks. As of December 31, 1998, the Corporation had no borrowings with these correspondent banks. The Corporation utilizes the lines to meet daily liquidity requirements and does not rely on lines as a source of long-term liquidity.

9. Income Tax

    A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:



                                                       Liability Method
                                               1998         1997          1996
Income before income taxes                    $11,409       $9,942       $9,623
Statutory income tax rate                         34%          34%          34%
                                              -------     --------       -------
Income tax                                      3,879        3,380        3,272
State franchise tax, net of
    federal tax benefit                           324          257          274
Effect of nontaxable interest
    and loan income                              (430)        (390)        (360)
Effect of TEFRA interest limitation                47           37           31
Merger Costs                                       16            -            -
Other                                             146           13          (73)
                                                ------     --------      -------
Income tax expense for the year    	           $3,982       $3,297       $3,144
                                              ========      =======     =======
Taxes currently payable                        $4,022       $3,568       $3,309
Deferred taxes (benefit)                          (40)        (271)        (165)
                                              --------     --------     -------
Income tax expense for the year                $3,982       $3,297       $3,144
                                             ========      =======      =======
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                               1998           1997
                                           --------------------------
Deferred tax assets:
 Reserve for possible credit losses           $1,083          $685
 Deferred loan origination fees                  222           194
 Pension expense                                   -            91
 Merger costs                                     16           132
 Unrealized loss on real property                119           122
 Deferred compensation                            58            46
 Other                                            10            12
                                             --------      --------
   Total deferred tax assets                   1,508         1,236
Valuation allowance                              (16)         (132)
                                           ----------       --------
   Total deferred tax assets less
      valuation allowance                      1,492         1,104

                                   [41]

Deferred tax liabilities;
  Pension                                      (265)             -
  Market discount                               (98)           (72)
  Excess depreciation                          (407)          (378)
  Employee compensation                         (86)           (84)
  Unrealized gain on investment
    securities                                 (295)          (174)
  Prepaid expenses                              (37)           (53)
  Other                                           1             (6)
                                           ---------      ----------
       Total deferred tax liability          (1,187)          (721)
                                           ----------     ----------
Net deferred tax asset                         $305           $383
                                          ===========     ==========

    The Corporation made income tax payments of $3,400, $2,920, and $3,529 for the years ending December 31, 1998, l997 and 1996, respectively.

10. Employee Benefit Plans

    Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ( Statement No. 132 ), effective for financial statements issued for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans. lt does not change the measurement or recognition of those plans. Thc adoption of statement No. 132 did not have an impact on thc Corporation's consolidated financial statements. For comparability, prior year financial statement disclosures have been restated to conform with requirements of Statement No. 132.

                                                        1998             1997
                                          -----------------------------------
Change in Benefit Obligation
     Obligation at the beginning of the year          $7,143           $7,480
     Service cost                                        308              260
     Interest cost                                       551              494
     Actual (gain) loss                                1,004             (688)
     Benefits paid                                      (430)            (403)
                                                    ---------       ---------
        Obligation at the end of the year             $8,576           $7,142
                                                    =========       =========
Change in Plan Assets
     Fair value at the beginning of the year          $8,502           $7,476
     Actual return on plan assets                      1,465            1,097
     Employer contribution                               741              331
     Benefits paid                                      (430)            (403)
                                                   ----------        --------
        Fair value at the end of the year            $10,278           $8,502
                                                   ==========       =========
Funded Status                                          1,701            1,360
Unrecognized actuarial gain                            (295)             (539)
Unrecognized prior service cost                         (28)              (30)
Unrecognized transition asset                          (644)             (684)
                                                   ----------         --------
Prepaid benefit cost                                   $734              $107
                                                    =========         ========

Discount rate                                          6.75%             7.50%
Expected return on assets                              8.50%             8.00%
Rate of pay increase                                   3.75%             4.00%



                                  [42]

Employee Benefit Plans (continued)

                                                   1998      1997      1996
Net Pension cost included the following:
 Service costs-benefits earned during the year     $ 308     $259      $301
 Interest cost on projected benefit obligation       552      494       523
 Actual return on plan assets                     (1,465)  (1,097)     (545)
 Net amortization and deferral                       718      453       (39)
                                                  ------  -------    ------
 Net pension expense included in employee benefits  $113     $110      $240
                                                  ======   ======   ========

401(k) Profit Sharing Plan

    The First United Bank & Trust 401(k) Profit Sharing Plan ("the 401 (k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Intel Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute, through payroll deductions, up to 10% of their base salary, with contributions up to 6% of base salary matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $162, $ 120, and $ 105 in 1998, 1997, and 1996, respectively.

11. Federal Reserve Requirements

    The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank During 1998, the daily average amount of these required reserves was approximately $7.641 million.

12. Restrictions on Subsidiary Dividends; Loans or Advances

    Banking law limits the amount of dividends which a bank can pay without obtaining prior approval from bank regulators. Under this law the banking subsidiaries could, without regulatory approval, declare additional dividends in 1998 of approximately $2.227 million plus an additional amount equal to the net profits for 1999 up to the date of any such dividend declaration.

    Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. Although no transfers were made, $6,178 in funds were available for transfer from the Bank to the Corporation in the form of loans as of December 31, 1998.

13. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition

                                                       December 31,
Asset                                            1998            1997
                                             ---------------------------
  Cash                                          $1,286           $544
  Investment securities                          5,354          6,572
  Investment in bank subsidiary                 46,611         44,981
  Dividend receivable and other assets             436            106
  Investment in non-bank subsidiary              5,758          5,478
                                              ---------      ---------
     Total Assets                              $59,445        $57,681
                                             =========      =========
Liabilities and Shareholder's Equity
  Reserve for taxes, interest
     and other liabilities                           -            $30
  Dividends payable                                971            937
  Shareholders' equity                          58,474         56,714

      Total Liabilities and                   ----------   -----------
        Shareholder's Equity                   $59,445        $57,681
                                            ===========    ===========


                                 [43]

13. Parent Company Financial Information (Parent Company Only) (continued)



Condensed Statement of Income                   Year ended December 31,
Income:                                      1998          1997         1996
 Dividend income from subsidiaries         $5,380         $5,335       $6,170
 Other income                                 335            334          329
                                          --------       --------    --------
Total income                                5,715          5,669        6,499

Expense:
 Other expenses                                 5             10           13

  Income before income taxes and equity in
  undistributed net income of subsidiaries  5,710          5,659        6,486
Equity in undistributed net income of subsidiaries:
     Bank                                   1,412            681        (326)
     Non-Bank                                 313            313         324
     Less income tax                           (8)            (8)         (5)
                                           -------       --------     -------
Net income                                 $7,427         $6,645      $6,479
                                          ========      =========    ========


Condensed Statement of Cash Flows

                                                  Year ended December 31
Operating activities                         1998          1997        1996
                                       --------------------------------------
Net income                                 $7,427         $6,645      $6,479
Adjustments to reconcile net income to net cash provided
by operating activities:
Increase in dividends payable                  34             35         902
Undistributed equity in subsidiaries:
    Bank                                   (1,412)          (681)        326
    Non-bank                                 (313)          (313)       (324)
    Increase in other assets                 (330)          (313)       (324)
    (Decrease) increase in other liabilities  (30)          (888)       (872)
                                           --------       -------    --------
Net cash provided by operating activities   5,376          4,804       8,208

Investing activities
Purchase of investment securities            (114)          (205)     (2,962)
Proceeds from investment maturities         1,338            628           -
                                           -------       -------    ---------
Net cash used in investing activities       1,224            423      (2,962)

Financing activities
Cash dividends                             (3,781)         (3,609)    (4,243)
Proceeds of issuance of common stock           28               -         28
Acquisition and retirement of common stock (2,106)         (3,201)      (972)
                                          --------       ---------   ---------
Net cash used by financing activities      (5,858)         (6,810)    (5,187)
Increase in cash and cash equivalents         742          (1,583)        59
Cash and cash equivalents at beginning of year	544           2,127      2,068
                                          --------        --------     -------
Cash and cash equivalents at end of year   $1,286           $ 544     $2,127
                                          ========       ========   =========
14. Commitments and Contingent Liabilities

    The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

    Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $8.501 million of life, accident and health insurance in force at December 31, 1998. In accordance with state insurance laws, this subsidiary is capitalized at $5.76 million.



                                    [44]
15. Related Party Transacffons

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

                                  l998         1997        1996
                              -----------------------------------
Balance, January 1               $8,046       $7,981      $6,626
Loans or advances                 3,303        5,239       2,775
Repayments                       (3,415)      (5,174)     (1,420)
                               --------      ---------   --------
Balance, December 31             $7,934       $8,046      $7,981
                                =======     ========     ========

16. Quarterly Results of Operations (Unaudited)

    The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                Three months ended
1998                           March 31    June 30     September     December
Interest income                $11,226     $11,630      $12,002      $12,385
Interest expense                 5,216       5,283        5,655        5,761
                               --------   --------     ---------    --------
Net interest income              6,010       6,347        6,347        6,624
Provision for possible
  credit losses                    250         225          341          360
Other income                     1,559       1,510        1,648        1,589
Other expenses                   4,747       4,950        4,756        4,596
                               --------     -------     --------    --------
Income before income taxes       2,572       2,682        2,898        3,257
Applicable income taxes            894         936        1,012        1,140
                               --------   ---------    ---------   ----------
Net income                      $1,678      $1,746       $1,886       $2,117
                               =======   =========      =======     =========
Earnings per share                $.27        $.28         $.30         $.35
                               =======   ==========     =======      ========

                                             Three months ended
1997                           March 31    June 30     September     December
                            --------------------------------------------------
Interest income                $10,381     $10,603      $11,025      $11,339
Interest expense                 4,397       4,548        4,887        5,146

Net interest income              5,984       6,055        6,138        6,193
Provision for possible
  credit losses                    124         123          376          312
Other income                     1,200       1,757        1,577        1,503
Other expenses                   5,003       5,202        4,852        4,473
                                -------    -------     --------     ---------
Income before income taxes       2,057       2,487        2,487        2,911
Applicable income taxes            681         790          888          988
                               --------     -------     --------    ---------
Net income                      $1,376      $1,697       $1,649       $1,923
                                =======     =======    ========     ========
Earnings per share                $.21        $.27         $.26         $.31
                               ========      ======    =========    ========



Item 9. CHANGES IN AND DISAGREEMENTSWITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.



                                     [45]
PART 111

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OFTHE REGISTRANT

The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 27, 1999, from pages 2 through 6.

Executive Officers of the Registrant are:

     NAME                         POSITION                        AGE

William B Grant             Chairman of the Board and              45
                            Chief Executive Officer

Robert W. Kurtz             President,                             52
                            Chief Financial Officer and
                            Secretary/Treasurer

Benjamin W. Ridder          Executive Vlce President and           57
                            Director of Retail Banking

Jeannette R. Fitzwater      Senior Vlce President and              38
                            Director of Human Resources

Philip D. Frantz            Senior V1ce President and              38
                            Director of Operations & Support

Steven M. Lantz             Senior Vice President and              42
                            Director of Lending

Eugene D. Helbig, Jr.       Senior Vlce President                  46
                            Senior Trust Officer

Frederick A Thayer IV       Senior Vice President                  40
                            Director of Sales and CRA Officer


As defined by me rules and regulations of the Securities and Exchange Commission, family relationships exist among Directors, Nominees and Executive Officers. Director Frederick A. Thayer III is the father of Senior Vice President Frederick A. Thayer IV. Director I. Robert Rudy is the brother of Senior Vice President Jeannette Rudy Fitzwater. No other family relationships exist.

All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Mr. Grant has been Chairman of the Board and Chief Executive Officer since 1996. Previously, he had been Secretary of First United Corporation since 1990 and Executive Vice-President of First United Bank & Trust since 1987.

Mr. Kurtz has been President of First United Corporation since 1996 and Chief Financial Officer, Secretary, and Treasurer since 1997. Previously, he had been Chief Operating Officer of First United Corporation since 1996, Treasurer of First United Corporation since 1990 and Executive Vice-President of First United Bank & Trust since 1987.

Mr. Ridder has been Executive Vice President and Director of Retail Banking of First United Corporation since 1997. Previously, he had been Senior Vice President of the Corporation since 1987.

Mrs. Fitzwater was appointed Senior Vice President and Director of Human Resources in 1997. She had been First Vice President, Director of Marketing and Regional Sales Manager of First United Bank & Trust since 1994.

Mr. Frantz was appointed Senior Vice President in 1993 and previously had been the Controller of the organization since 1988. He was appointed Director of Operations & Support of the Corporation in 1997.

Mr. Lantz was appointed Senior Vice President and Director of Lending of the Corporation in 1997. He had been First V1ce President and Commercial Services Manager of First United Bank & Trust since 1993.




                                    [46]

Item 10. Directors and Executive Officers of the Registrant (continued)


Mr. Helbig was appointed Senior Vice President in 1997 and Senior Trust Officer in 1993. He had been a First Vice President since 1993.

Mr. Thayer was appointed Senior Vice President and Director of Sales in 1997. Previously, he had been First Vice President, Regional Executive Officer and Regional Sales Manager of First United Bank & Trust since 1993.

Item 11. EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 27, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 27, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATEDTRANSACTIONS

    The information required by Item 13 is incorporated by reference from page 6 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 27, 1999, and from Note 15 on page 45 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

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

    23.1-Consent of Ernst & Young, LLP

    27.1-Financial Data Schedule, filed electronically herewithin


(b) The Registrant filed one current report on Form 8-K during the quarter ended December 31, 1998, dated October 22, 1998, regarding the Bank's execution of a letter of intent to acquire Gonder Insurance Agency, Inc., a Maryland insurance agency.





                                     [47]




Signatures

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First United Corporation


/s/ William B. Grant
William B.Grant
Chairman of the Board and
Chief Executive Officer


Pursuant to thc requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


 Signatures

/s/ (David J. Beachy) Director		      /s/(Dr. Andrew E. Mance) Director


/s/(Donald M. Browning) Director		    /s/(Donald E Moran) Director


/s/(Rex W. Burton) Director		         /s/(Richard G. Stanton) Director


/s/ (Richard D. Dailey Jr.) Director  /s/ (I. Robert Rudy) Director


/s/ (Paul Cox, Jr) Director           /s/ (Robert G. Stuck) Director


/s/ (Frederick A. Thayer, III) Director  /s/ (James F. Scarpelli Sr,) Director


/s/ (Robert W. Kurtz) Director        /s/ (Karen F. Myers)  Director


/s/ (Maynard G. Grossnickle) Director /s/ (Elaine L. McDonald) Director


/s/ (Raymond F. Hinkle) Director


                                     [49]





                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement
( Form S - 3 No. 33-26248) of First United Corporation and in the related Prospectus of our report dated February 5, 1999, with respect to the consolidated financial statements of First United Corporation included in this Annual Report ( Form 10 - K ) for the year ended December 31, 1998.



                                        Ernst & Young, LLP

Baltimore, Maryland
March 17, 1999