Form 10-Q
period 1999-03-31
FIRST UNITED CORP/MD/
filed 1999-05-14
CIK 763907

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1999

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

 X Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common stock, $.01 Par value-- 6,130,107 shares outstanding as of March 31, 1999 Preferred stock, No par value--No shares outstanding as of March 31, 1999.

INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 1999
(Unaudited), December 31, 1998, and March 31, 1998(Unaudited).

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 1999 and 1998.

     Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 1999 and 1998.

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

SIGNATURES

















FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    March 31, Dec. 31,  March 31,
Assets                                1999      1998      1998
                                   (Unaudited)  (*)    (Unaudited)
                                   -----------------------------

    Cash and due from banks           $13,683  $13,633   $18,070
    Investment securities:
            Available-for-sale:
        U.S. Treasury Securities        1,912    1,921    12,748
        Obl. of other U S Gov. Agen.   40,813   45,082    31,848
        Obl. of St. and Loc. Govt      22,946   22,327     6,255
        Other investments              37,154   31,365    18,466
                                       -------------------------
            Total available-for-sale  102,825  100,695    69,317

            Held-to-maturity:
        Obl. of St. and Loc. Govt           0       0     10,201
        Other investments                   0       0     13,002
                                      ---------------------------
            Total held-to-maturity          0       0     22,203
                                      ---------------------------
        Total investment securities   102,825  100,695    92,520

    Federal funds sold                 10,000        0     5,300

    Loans                             525,475  508,972   450,379
    Reserve for poss. credit losses    (3,690)  (3,304)   (2,820)
                                      ---------------------------
               Net loans              521,784  505,668   447,559

    Bank premises and equipment         9,326    9,136     9,395

    Acc. int. Rec. and other assets    12,242   11,982     9,303
                                     ----------------------------
          Total Assets               $669,861 $641,114  $582,147
                                     ============================

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction








FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    March 31, Dec. 31, March 31,
                                      1999      1998      1998
                                   (Unaudited)   (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 54,994 $ 54,554  $ 53,828
        Interest bearing deposits     482,328  456,946   449,711
                                     ---------------------------
           Total deposits             537,323  511,500   503,539
    Reserve for taxes, int., &
        Other liabilities               6,945    5,594     4,887
    Fed funds purchased & other
        borrowed money                 66,000   64,575    15,650
    Dividends payable                     973      971       950
                                     ----------------------------
          Total  Liabilities          611,241  582,640   525,026

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,130 shares at March 31,
    1999, 6,155 outstanding at December
    31, 1998, and 6,243 outstanding at
    March 31, 1998                         61       62        62

    Surplus                            20,977   21,384    23,162

    Retained earnings                  37,460   36,559    33,594

    Accumulated other
      comprehensive income                122      469       303
                                      ---------------------------
          Total Shareholders' Equity   58,620   58,474     57,121
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $669,861 $641,114   $582,147
                                     ============================


* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction


FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Three  Months
                                               Ended March 31,
                                              1999        1998
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                 $11,013     $ 9,779
Interest on investment securities:
        Taxable                              1,198       1,239
        Exempt from federal income tax         265         168
                                            --------------------
                                             1,463       1,407
Interest on federal funds sold                  43          40
                                            --------------------
                Total interest income       12,519      11,226
Interest expense
  Interest on deposits:
        Savings                                 87         252
        Interest-bearing transaction acct.     859         828
        Time, $100,000 or more               1,083         856
        Other time                           3,020       3,103
        Interest on fed funds purchased
             & other borrowed money            843         177
                                            --------------------
                Total interest expense       5,892       5,216
                                            --------------------
                Net interest income          6,627       6,010
Provision for possible credit losses           425         250
                                            --------------------
Net interest income after provision
     for possible credit losses              6,202       5,760

Other operating income
        Trust department income                419         350
        Service charges on deposit accts.      539         604
        Insurance premium income                63          67
        Other income                           470         538
                                             --------------------
        Total other operating income         1,491       1,559
Other operating expenses
        Salaries and employee  benefits      2,399       2,356
        Occupancy expense of premises          261         269
        Equipment expense                      404         420
        Data processing expense                198         148
        Deposit assess. and related fees        24          40
        Other expense                        1,658       1,514
                                            --------------------
           Total other operating expenses    4,944       4,747
                                            --------------------
        Income before income taxes           2,749       2,572
                Applicable income taxes       (934)       (894)
                                            --------------------
                      Net income            $1,815      $1,678
                                            ====================
                 Earnings per share         $ 0.30       $0.27
                                            ====================
See Notes to Unaudited consolidated financial statements.

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Three Months
                                                Ended March 31,
                                               1999       1998
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 1,815    $ 1,678
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           425        250
  Provision for depreciation                     407        369
  Net accretion & amortization of investment
       security discounts & premiums             (63)        21
  Realized (gain) on sale of
       Investment securities                      (2)         0
 (Increase) in accrued interest
       & other receivables.                     (260)      (442)
  Increase (decrease) in accrued interest
       & other liabilities                      1,353      (194)
                                            --------------------
Net cash provided by operating activities       3,675      1,682

Investing activities
Proceeds from maturities of available-for-
     sale securities                           26,892     15,107
Purchases of available-for-sale securities (29,303) (15,035) Proceeds form maturities of held-to-maturity
     securities                                     0      4,030
Purchases of held-to-maturity securities            0     (2,019)
Net increase in loans                         (16,541)    (9,073)
Purchases of premises & equipment                (597)      (513)
                                             -------------------
Net cash used in investing activities         (19,549)    (7,503)

Financing activities
Increase in Fed Fund Purchased
     and Other Borrowed Money                  1,425      9,425
Net increase in demand deposits,
     NOW accounts and savings accounts         6,771        940
Net increase in certificates of deposits      19,052      2,539
Cash dividends paid or declared                 (917)    (1,000)
Acquisition and retirement of capital stock     (407)      (299)
 Net cash provided by                         -------------------
     financing activities                     25,924     11,605

Cash and cash equivalents at beg. of year     13,633     17,586
Increase in cash & cash equiv.                10,050      5,784
                                             --------------------
Cash & cash equivalents at end of period    $ 23,683   $ 23,370
                                             ====================



See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 1999

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted

accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included.  Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  Earnings per share ("basic")are based on the weighted average number of shares outstanding of 6,153 and 6,251 for the three months ended March 31, 1999 and 1998.


Note B  - Comprehensive Income
	As of January 1, 1998 The Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 established new rules for reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholder's equity. Accumulated other comprehensive income represents the unrealized gains or losses on the Company's available-for-sale securities, net of income taxes. During the first quarter of 1999 and 1998, total comprehensive income, net income plus the change in unrealized gains on available-for-sale securities, amounted to $ 1,468 and $1,704, net of income taxes.


Note C - New Accounting Pronouncements
      In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" (Statement No. 132), was issued. This statement, effective for financial statements issued for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of Statement No. 132 will not have an impact on the Corporation's consolidated financial statements.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for June 15, 1999. With the exception of the reclassification listed below, the adoption of Statement 133 will not have a material impact on the Corporation's consolidated financial statements as the company does not enter into derivative contracts. The Corporation early adopted the provisions of this statement on July 1, 1998. In connection with the adoption of this statement, $25,265,806 of the investment securities previously classified as held-to-maturity were reclassified to available-for-sale. This change had a one-time increase to comprehensive income in the amount of $250,378.


Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended March 31, 1999 totaled $1.815 million, which is $.137 million more than was recorded for the quarter ended March 31, 1998. This translates into $.30 per share for the current period. For the same quarter of 1998, each share earned $.27. Return on Average Equity
(ROAE) decreased slightly from 12.92 percent, at December 31, 1998, to 12.60 percent as of March 31, 1999.
   The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income plus the tax benefit of non-taxable securities and loans) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 59.54 percent for the period ended March 31, 1999. This is consistent with the year end 1998 ratio which was 58.98 percent.

    Salaries and employee benefits increased from $ 2.356 million in March 1998 to $ 2.399 million in March 1999. Other Operating Income and Other Operating Expense as of March 31, 1999 were $1.491 million and $ 4.944 million compared to $ 1.559 million and $ 4.747 million in 1998. These figures represent a 4.36 percent decrease in Other Operating Income and a 4.15 percent increase in Other Operating Expense.

   The growth exhibited by the loan portfolio in the first quarter continued to be strong. In the first quarter, net loans grew $ 16.116 million to a total of $521.784 as of March 31, 1999. The growth for the first quarter of 1998 was $8.821 million, bringing the total to $447.559 million at March 31, 1998.
Much of the loan growth has come from our indirect loan network. The positive trends seen in this portfolio in 1998 have continued into 1999. Also fueling the increase was the continued growth of our leasing program. Introduced late in the fourth quarter of 1998, this product has grown 1.224 million since year-end 1998.

    As a result of our solid loan growth, interest income at March 31, 1999 was $ 12.519 million compared to $ 11.226 million as of March 31, 1998. This total represents an increase of $1.293 million or 11.52 percent.

    The Corporation's interest expense as of March 31, 1999 was $.676 million higher than was recorded for the same period in 1998. During the first three months of 1999, the Corporation was successful in increasing its deposit base through various deposit campaigns and competitive pricing strategies. Since December 31, 1998, total deposits have increased $ 25.823 million to $ 537.323 million at March 31, 1999. Included in this total is $14.300 million of brokered certificates of deposits which the Corporation was able to raise in the first quarter of 1999. Although this is not the first brokered deposit that the Corporation has taken, it is by far the largest. This type of funding instrument provides the Corporation with yet another funding option. During the first three months of 1998, deposits grew from $ 500.060 million to $ 503.539 million or $ 3.479 million. As the demands on our interest margin continue to increase we will continue to look for the least expensive source of funds to meet our liquidity needs.

    Net interest income for the first three months of 1999 increased 10.27 percent from the same period in 1998, $6.010 million to $ 6.627 million as of March 31, 1999. Although net interest income increased, our Corporate net interest margin dropped from 4.56 percent at December 31, 1998 to 4.39 percent at March 31, 1999. Even though the net interest margin has dropped 3.87 percent, it is still within the expectations of the Corporation. Varying market conditions and rising deposit costs constantly cause a reevaluation of acceptable margins on loans and deposits. Return on Average Assets (ROAA) continued to be strong, at 1.12 percent at March 31, 1999 compared to 1.17 percent at March 31, 1998.

  The provision for possible credit losses was $.425 million for the first three months of 1999 compared to $.250 million for the same period in 1998. Net charge-offs for the three months were $ .039 million, which equates to .007 percent of our net loan total of $521.784 million. First United Corporation continues to place strong emphasis on maintaining a quality loan portfolio, achieved through stringent underwriting standards and a consistent loan review process.

Summary of Loan Loss Experience

       ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                     March 31, 1999
                                                    ----------------
Balance at the Beginning of the period                  $3,304
Charge-offs:
    Commercial, financial and agricultural                  33
    Real estate - mortgage                                   4
    Installment loans to individuals                       146
                                                    ----------------
                                                           183
                                                    ----------------
Recoveries:
   Commercial,financial and agricultural                   126
   Real estate - mortgage                                    4
   Installment loans to individuals                         14
                                                    ----------------
                                                           144
                                                    ----------------
Net Charge-offs                                             39
                                                    ----------------
Additions charged to operations                            425
                                                    ----------------
Balance at the end of period                            $3,690
                                                    ================
Ratio of net charge-offs during the period to average
  Loans outstanding during the period                    .007%
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
First United's non-accrual loans increased $.397 million in the first quarter of 1999 from the year end total of $.460 million.

                                              March 31   Dec. 31
                                               1999         1998
                                            -----------------------
     Non-accrual loans                          $857         $460
     Accruing loans past due 90 days or more     729          544

Information with respect to non-accrual loans at March 31, 1999 and 1998 is as follows:

     Non-accrual Loans                           $857        $460
     Interest income that would have been recorded
       under original terms                        15          30
     Interest income recorded during the period    19           6


   One strength of First United is its capital position. Shareholders' equity as of March 31, 1999 was equal to $ 58.620 million, comparable to the first quarter total of 1998, which was $ 57.121 million. Risk based capital, which is an expression of the Corporation's stability and security was 12.55 percent, which is in excess of the regulatory minimum of 8.00 percent.

   On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5 percent or 309,048 shares. As of March 31, 1999 the Corporation has repurchased 377,553 at a price of $6.686 million. This represents 5.803 percent of the approved 10 percent.

   The Corporation paid a cash dividend of $.155 on February 1, 1999.  On
March 17,1999, the Corporation declared another dividend of equal amount, to be paid May 1, 1999, to shareholders on record at April 20, 1999.

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


Date      4/30/99          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      4/30/99          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      4/30/99
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      4/30/99
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer