Form 10-Q
period 1999-06-30
FIRST UNITED CORP/MD/
filed 1999-08-16
CIK 763907

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1999

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

Common stock, $.01 Par value--6,085,192 shares outstanding as of June 30, 1999 Preferred stock, No par value--No shares outstanding as of June 30, 1999.














INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 1999
(Unaudited), December 31, 1998, and June 30, 1998(Unaudited).

     Consolidated Statements of Income (Unaudited) - Six months ended June 30, 1999 and 1998 and three months ended June 30, 1999 and 1998.

     Consolidated Statement of Cash Flows (Unaudited) - Six months ended June 30, 1999 and 1998.

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

SIGNATURES




FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                    June 30,  Dec. 31, June 30,
Assets                                1999      1998     1998
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $18,545  $13,633  $13,754
    Investment securities:

            Available-for-sale:

        U.S. Treasury Securities        1,105    1,921   10,237
        Obl. of other U S Gov. Agen.   40,574   45,082   39,540
        Obl. of St. and Loc. Govt      25,237   22,327    6,214
        Other investments              33,048   31,365   12,427
                                       -------------------------
            Total available-for-sale   99,964  100,695   68,418

            Held-to-maturity:

        Obl. of other U S Govt Agen         -        -      200
        Obl. of St. and Loc. Govt           -        -   13,339
        Other investments                   -        -   11,983
                                      ---------------------------
            Total held-to-maturity          -        -   25,522
                                      ---------------------------
        Total investment securities    99,964  100,695   93,940

    Federal funds sold                      -        -    2,950

    Loans                             551,003  508,972  466,914
    Reserve for poss. credit losses    (3,751)  (3,304)  (2,957)
                                      ---------------------------
               Net loans              547,252  505,668  463,957

    Bank premises and equipment         9,284    9,136    9,616

    Acc. int. Rec. and other assets    14,843   11,982   11,254
                                     ----------------------------
          Total Assets               $689,888 $641,114 $595,471
                                     ============================

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction







FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    June 30, Dec. 31, June 30,
                                      1999     1998     1998
                                   (Unaudited)  (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 53,976 $ 54,554 $ 56,182
        Interest bearing deposits     485,185  456,946  437,001
                                     ---------------------------
           Total deposits             539,161  511,500  493,183
    Reserve for taxes, int., &
        other liabilities               5,811    5,594    5,688
    Federal Home Loan Bank borrowings and
        other borrowed money           86,800   64,575   38,200
    Dividends payable                     959      971      946
                                     ----------------------------
          Total  Liabilities          632,731  582,640  538,017

Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,085 shares at June 30,
    1999, 6,260 outstanding at December
    31, 1998, and 6,222 outstanding at
    June 30, 1998                         61       62       62

    Surplus                            20,397   21,384   22,736

    Retained earnings                  37,903   36,559   34,442

    Accumulated other
          comprehensive income         (1,204)    469      214
                                      ---------------------------
          Total Shareholders' Equity   57,157   58,474    57,454
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $689,888 $641,114  $595,471
                                     ============================


* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction




FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Six  Months
                                              Ended June 30,
                                              1999        1998
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 22,462    $ 19,945
Interest on investment securities:
        Taxable                              2,436       2,460
        Exempt from federal income tax         523         359
                                            --------------------
                                             2,959       2,819
Interest on federal funds sold                 105          92
                                            --------------------
                Total interest income       25,526      22,856
Interest expense
  Interest on deposits:
        Savings                                250         462
        Interest-bearing transaction acct.   1,744       1,657
        Time, $100,000 or more               2,450       1,680
        Other time                           5,811       6,192
        Interest on fed funds purchased
             & other borrowed money          1,664         508
                                            --------------------
                Total interest expense      11,919      10,499
                                            --------------------
                Net interest income         13,607      12,357
Provision for possible credit losses           836         475
                                           --------------------
Net interest income after provision
     for possible credit losses             12,771      11,882

Other operating income
        Trust department income                837         700
        Service charges on deposit accts.      993       1,244
        Insurance premium income               168         126
        Other income                         1,076         999
                                             --------------------
        Total other operating income         3,074       3,069

Other operating expenses
        Salaries and employees benefits      5,006       4,719
        Occupancy expense of premises          480         522
        Equipment expense                      811         827
        Data processing expense                415         272
        Deposit assess. and related fees        54          84
        Other expense                        3,356       3,273
                                            --------------------
           Total other operating expenses   10,122       9,697
                                            --------------------
        Income before income taxes           5,723       5,254
                Applicable income taxes     (1,960)     (1,830)
                                            --------------------
                      Net income            $3,763      $3,424
                                            ====================
                 Earnings per share          $0.61       $0.55
                                            ====================
See Notes to Unaudited consolidated financial statements.
                                -05-
FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)         Three  Months
                                              Ended June 30,
                                              1999        1998
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans                $ 11,449    $ 10,166
Interest on investment securities:
        Taxable                              1,238       1,221
        Exempt from federal income tax         258         191
                                            -------------------
                                             1,496       1,412
Interest on federal funds sold                  62          52
                                            -------------------
                Total interest income       13,007      11,630
Interest expense
  Interest on deposits:
        Savings                                 77         210
        Interest-bearing transaction acct.     885         829
        Time, $100,000 or more               1,367         824
        Other time                           2,877       3,089
        Interest on fed funds purchased
             & other borrowed money            821         331
                                            -------------------
                Total interest expense       6,027       5,283
                                            -------------------
                Net interest income          6,980       6,347
Provision for possible credit losses           411         225
                                            -------------------
Net interest income after provision
     for possible credit losses              6,569       6,122

Other operating income
        Trust department income                418         350
        Service charges on deposit accts.      454         640
        Insurance premium income               105          59
        Other income                           606         461
                                             ------------------
        Total other operating income         1,583       1,510

Other operating expenses
        Salaries and employees benefits      2,607       2,363
        Occupancy expense of premises          219         253
        Equipment expense                      407         407
        Data processing expense                217         124
        Deposit assess. and related fees        30          44
        Other expense                        1,698       1,759
                                            ---------------------
           Total other operating expenses    5,178       4,950
                                            ---------------------
        Income before income taxes           2,974       2,682
                Applicable income taxes     (1,026)       (936)
                                            ---------------------
                      Net income             $1,948      $1,746
                                            =====================
                 Earnings per share          $0.31       $0.28
                                            =====================
See Notes to Unaudited consolidated financial statements.

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Six Months
                                                Ended June 30,
                                                 1999    1998
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                   $ 3,763   $ 3,424
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses           836       475
  Provision for depreciation                     803       747
  Net accretion & amortization of investment
       security discounts & premiums             138        99
  Realized gain on sale
       of investment securities                   10         3
  Increase in acc. interest
       & other assets                         (2,858)   (2,393)
  Increase in accrued interest
       & other liabilities                       205       603
                                            --------------------
Net cash provided by operating activities      2,897     2,958

Investing activities
Proceeds from maturities of available-for-
     sale securities                          37,160     45,298
Purchases of available-for-sale securities (38,251) (44,719) Proceeds form maturities of held-to-maturity
     securities                                    -      5,398
Purchases of held-to-maturity securities           -     (5,494)
Net increase in loans                        (42,421)   (25,696)
Purchases of premises & equipment               (951)    (1,113)
                                             -------------------
Net cash used in investing activities        (44,463)   (26,326)

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                $ 22,225    $31,975
Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts          5,248     (2,196)
Net increase (decrease) in
     certificates of deposits                  22,413    (4,681)
Cash dividends paid or declared                (2,421)    (1,887)
Acquisition and retirement of Common Stock       (987)      (725)
 Net cash provided by                         -------------------
     financing activities                      46,478     22,486

Cash and cash equivalents at beg. of year      13,633     17,586
Increase (decrease) in cash & cash equiv.       4,912       (882)
                                             --------------------
Cash & cash equivalents at end of period     $ 18,545   $ 16,704
                                             ====================


See Notes to unaudited consolidated financial statements.

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 1999

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  Earnings per share are based on the weighted average number of shares outstanding of 6,127 and 6,240 for the six months ended
June 30, 1999 and 1998, respectively.


Note B - Comprehensive Income
    Accumulated other comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first six months of 1999 and 1998, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $2,090 million and $3,361 million, net of income taxes, respectively.



















Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended June 30, 1998 totaled $1.95 million, which is $.20 million more than was recorded for the second quarter of 1998. This translates into $.31 per share for the current period. For the same quarter of 1998, each share earned $.28. Consolidated net income for the six month period ended June 30, 1999 totaled $3.76 million, which is $.34 million more than was recorded for the same period of 1998. This translates into $.61 per share for the year. For the same period of 1998, eachshare earned $.55. Return on Average Equity (ROAE) increased slightly from 12.92%, at December 31, 1998, to 12.98% as of June 30, 1999.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue, (net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 59.34% for the period ended June 30, 1999. This represents a decline in efficiency from year end 1998 when the ratio was 58.98%.

   Fee income from our Business Manager, PrimeVest, and Trust Sevices has increased 16.80% or $.1 million compared to the same period in 1998. Salaries and employee benefits for the first half of 1999 increased from $ 4.72 million in 1998 to $ 5.01 million in 1999. This represents an increase of 6.08%. Other operating income and other operating expense for the first six months of 1999 were $3.07 million and $10.12 million compared to $3.07 million and $9.70 million for the same time period in 1998. Other Operating Income has remained constant while Other Operating Expense has increased 4.38% in comparison to June 30, 1998.

    The growth exhibited by the loan portfolio in the second quarter continued to be strong. In the second quarter, net loans grew $25.47 million to a total of $547.25 million. The growth for the same quarter of 1998 was $16.40 million, bringing the total to $463.96 million. Year to date 1999, net loans have grown $41.59 million.

    As a result of our loan growth, interest income at June 30, 1999 was $25.53 million compared to $22.86 at June 30, 1998. This total represents an increase of $2.67 million or 11.68%.

     The corporation's interest expense year to date was $1.42 million higher than was recorded for the same period in 1998.Interest expense increased $.74 million from the same quarter last year. The increase in expense can be attributed to deposit growth of $45.98 million from June 30, 1998 to June 30, 1999 as well as growth of $48.60 million in Federal Home Loan Bank Borrowings and other borrowed funds in the same time frame. The deposits of the Corporation grew $27.66 million year to date and $ 1.84 million for the second quarter. To help fund the liquidity needs of the Corporation, additional borrowings from the Federal Home Loan Bank of Atlanta and various correspondence banks were utilized. Borrowed funds increased from $64.58 million at December 31, 1998 to $86.80 million at June 30, 1999. This represents an increase of $22.23 million or 34.42%. As always, it is of utmost importance that we constantly evaluate the funding sources available to the Corporation to choose the one that not only provides the greatest cost benefit but allows us the flexibility to be competitive in today's market place.

   Net interest income for the first six months of 1999 increased 10.12% from the same period in 1998, to a total of $13.61 million. The result was a Corporate net interest margin of 4.43% in comparison to the net interest margin of 4.56% at the end of year 1998. The decline can be attributed to the intense competition for traditional deposits which have driven our cost of funds upward. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Return on Average Assets (ROAA) has decreased 4.24% to 1.13% at June 30, 1999 compared to 1.18% at June 30, 1998.

     The provision for possible credit losses was $0.84 million for the first six months of 1999 compared to $.48 million for the same period in 1998. Net charge-offs for the first six months were $0.39 million, which equates to 0.07 percent of our net loan total of $547.25 million. For the same period of 1998, net charge-offs were $.17 million or 0.04% of the June 30, 1998 net loans of $463.96 million. The increase in the provision for possible credit losses was made to maintain an adequate reserve in light of the strong loan growth experienced year to date and to provide for the increase in net charge-offs. Our loan quality continues to be strong as demonstrated by the over 30-day delinquency ratio of .94% of gross loans, a number which compares very favorably with our peers. Non performing loans were .34% of total loans as of June 30, 1999, and our loan loss reserve of .68% of total loans represents 198.89% of nonperforming loans.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                            June 30, 1999
                                           ----------------
Balance at the Beginning of the period         $3,304
Charge-offs:
   Domestic:
    Commercial, financial and agricultural        106
    Real estate - mortgage                         15
    Installment loans to individuals              471
                                           ----------------
                                                  592
                                           ----------------
Recoveries:
   Domestics:
    Commercial, financial and agricultural        128
    Real estate - mortgage                         17
    Installment loans to individuals               58
                                            ---------------
                                                  203
                                            ---------------

Net Charge-offs                                   390
                                            ---------------
Additions charged to operations                   836
                                            ---------------
Balance at end of period                        $3,751
                                            ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period             .07%
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
First United's non-accrual loans increased $.43 million in the first half of 1999 from the year end total of $.46 million.

                                              June 30      Dec. 31
                                               1999         1998
                                            ----------------------
     Non-accrual loans                          $890         $460
     Accruing loans past due 90 days or more     996          544

Information with respect to non-accrual loans at June 30, 1999 and December 31,1998 are as follows:

     Non-accrual Loans                           $890        $460
     Interest income that would have been recorded
       under original terms                        16          30
     Interest income recorded during the period    12           6

   A strength of First United has always been its capital position. Shareholders' equity remained strong at $57.16 million, a 2.25% decrease from December 31, 1998, which was $58.47 million. Risk based capital, which is an expression of the Corporation's stability and security was 11.78%, which is less than the 13.40% reported at December 31, 1999 but both are in excess of the regulatory minimum of 8.00 percent.

  On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5 percent or 309,048 shares. As of June 30, 1999 the Corporation has repurchased 421,189 at a price of $7.37 million. This represents 6.47% of the approved 10 percent.


   The Corporation paid cash dividends of $.155 on February 1, 1999 and May 1, 1999. On June 16, 1999, the Corporation declared another dividend of equal amount, to be paid August 1, 1999, to shareholders of record at July 20, 1999.

Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

            First United Corporation's annual meeting of Shareholders' was held on April 27, 1999. The only item ratified by 1999 proxy vote was the election of six directors.


                             For          Against          Abstain
       Directors             97.99%        2.01%             0.00%



Item   5.   Other Information.

                          SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      08/3/99          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      08/3/99          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      08/3/99
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      08/3/99
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer