Form 10-Q
period 1999-09-30
FIRST UNITED CORP/MD/
filed 1999-11-12
CIK 763907

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1999

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

Common stock, $.01 Par value--6,085,171 shares outstanding as of September 30, 1999 Preferred stock, No par value--No shares outstanding as of September 30, 1999.














INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1999
(Unaudited), December 31, 1998, and September 30, 1998(Unaudited).

     Consolidated Statements of Income (Unaudited) - Nine months ended September 30, 1999 and 1998 and three months ended September 30, 1999 and 1998.

     Consolidated Statement of Cash Flows (Unaudited) - Nine months ended September 30, 1999 and 1998.

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

SIGNATURES

















FIRST UNITED CORPORATION
Consolidated Balance Sheet
(In Thousands)
                                   Sept. 30,  Dec. 31, Sept. 30,
Assets                                1999      1998     1998
                                   (Unaudited)   (*)  (Unaudited)
                                   -----------------------------

    Cash and due from banks           $15,675  $13,633  $15,024
    Investment securities:
        U.S. Treasury Securities          602    1,921    1,925
        Obl. of other U S Gov. Agen.   40,390   45,082   44,561
        Obl. of St. and Loc. Govt      25,753   22,327   23,006
        Other investments              90,771   31,365   30,942
                                       -------------------------
         Total investment securities  157,516  100,695  100,434

    Federal funds sold                 21,750        -        -

    Loans and Leases                  568,784  508,972  483,764
    Reserve for poss. credit losses    (3,910)  (3,304)  (3,021)
                                      ---------------------------
               Net loans              564,874  505,668  480,743

    Bank premises and equipment         9,518    9,136    9,526

    Acc. int. Rec. and other assets    19,653   11,982   11,300
                                     ----------------------------
          Total Assets               $788,986 $641,114 $617,027
                                     ============================

* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited consolidated financial statements.
()  Indicates Deduction
















FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                    Sept. 30, Dec. 31, Sept. 30,
                                      1999     1998     1998
                                   (Unaudited)  (*)  (Unaudited)
Liabilities                       ------------------------------

    Deposits
        Non-int. bearing deposits    $ 64,394 $ 54,554 $ 55,592
        Interest bearing deposits     525,324  456,946  452,111
                                     ---------------------------
           Total deposits             589,718  511,500  507,703
    Reserve for taxes, int., &
        other liabilities               8,339    5,594    5,074
    Federal Home Loan Bank borrowings
        and other borrowed money      109,000   64,575   45,250
    Dividends payable                     948      971    1,947
    Other Long Term Debt               23,000       -        -
                                 ------------------------------
          Total  Liabilities          731,005  582,640  559,974


Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,085 shares at September 30,
    1999, 6,155 outstanding at December
    31, 1998, and 6,175 outstanding at
    September 30, 1998                     61       62       62

    Surplus                            20,269   21,384   21,780

    Retained earnings                  39,507   36,559   34,452

    Accumulated other
          comprehensive income         (1,856)    469      759
                                      ---------------------------
          Total Shareholders' Equity   57,981   58,474   57,053
                                     ---------------------------
          Total Liabilities and
          Shareholders' Equity       $788,986 $641,114  $617,027
                                     ============================


* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See Notes to unaudited consolidated financial statements.
() Indicates Deduction

FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)          Nine  Months
                                             Ended September 30,
                                              1999        1998
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans and leases     $ 34,525    $ 30,446
Interest on investment securities:
        Taxable                              3,989       3,715
        Exempt from federal income tax         835         580
                                            --------------------
                                             4,824       4,295
Interest on federal funds sold                 217         117
                                            --------------------
                Total interest income       39,566      34,858
Interest expense
  Interest on deposits:
        Savings                                538         630
        Interest-bearing transaction acct.   2,736       2,516
        Time, $100,000 or more               3,542       2,536
        Other time                           9,122       9,360
        Interest on Federal Home Loan Bank
             Borrowings & other borrowed
		           money                           2,887       1,112
                                            --------------------
                Total interest expense      18,825      16,154
                                            --------------------
                Net interest income         20,741      18,704
Provision for possible credit losses         1,396         816
                                           --------------------
Net interest income after provision
     for possible credit losses             19,345      17,888

Other operating income
        Trust department income              1,269       1,050
        Service charges on deposit accts.    1,470       1,872
        Insurance premium income               520         189
        Security gains                         116          85
        Other income                         1,581       1,521
                                             --------------------
        Total other operating income         4,956       4,717













Other operating expenses
        Salaries and employees benefits      7,628       7,092
        Occupancy expense of premises          731         798
        Equipment expense                    1,258       1,264
        Data processing expense                646         450
        Deposit assess. and related fees        84         118
        Other expense                        5,166       4,730
                                            --------------------
           Total other operating expenses   15,513      14,452
                                            --------------------
        Income before income taxes           8,788       8,153
                Applicable income taxes     (3,017)     (2,842)
                                            --------------------
                      Net income            $5,771      $5,311
                                            ====================
                 Earnings per share          $0.94       $0.85
                                            ====================
See Notes to Unaudited consolidated financial statements.





































FIRST UNITED CORPORATION
Consolidated Statement Of Income
(In Thousands, except per share data)         Three  Months
                                            Ended September 30,
                                              1999        1998
                                            -------------------
                                                (Unaudited)
Interest income
Interest and fees on loans and leases     $ 12,063    $ 10,501
Interest on investment securities:
        Taxable                              1,553       1,255
        Exempt from federal income tax         312         221
                                            -------------------
                                             1,865       1,476
Interest on federal funds sold                 112          25
                                            -------------------
                Total interest income       14,040      12,002
Interest expense
  Interest on deposits:
        Savings                                288         168
        Interest-bearing transaction acct.     992         859
        Time, $100,000 or more               1,092         856
        Other time                           3,311       3,168
        Interest on Federal Home Loan Bank
             Borrowings & other borrowed
          		 money                           1,223         604
                                            -------------------
                Total interest expense       6,906       5,655
                                            -------------------
                Net interest income          7,134       6,347
Provision for possible credit losses           560         341
                                            -------------------
Net interest income after provision
     for possible credit losses              6,574       6,006

Other operating income
        Trust department income                432         350
        Service charges on deposit accts.      477         628
        Insurance premium income               352          59
        Security gains                         106          82
        Other income                           515         525
                                             ------------------
        Total other operating income         1,882       1,648











Other operating expenses
        Salaries and employees benefits      2,622       2,373
        Occupancy expense of premises          251         276
        Equipment expense                      447         437
        Data processing expense                231         178
        Deposit assess. and related fees        30          34
        Other expense                        1,810       1,457
                                            ---------------------
           Total other operating expenses    5,391       4,755
                                            ---------------------
        Income before income taxes           3,065       2,899
                Applicable income taxes     (1,057)     (1,012)
                                            ---------------------
                      Net income             $2,008      $1,887
                                            =====================
                 Earnings per share          $0.33       $0.30
                                            =====================
See Notes to Unaudited consolidated financial statements.




































                                               -08-
FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
                                                 Nine Months
                                                Ended September 30,
                                                 1999    1998
                                             --------------------
                                                 (Unaudited)
Operating activities
Net Income                                  $  5,771   $  5,311
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses         1,396        816
  Provision for depreciation                   1,990      1,147
  Net accretion & amortization of investment
       security discounts & premiums             191        156
  Realized gain on sale
       of investment securities                 (116)       (85)
  Increase in acc. interest
       & other assets                         (7,671)    (2,439)
  Increase in accrued interest
       & other liabilities                     2,722        990
                                            --------------------
Net cash provided by operating activities   $  4,283   $  5,896

Investing activities
Proceeds from maturities of available-for-
     sale securities                        $104,311   $ 60,233
Purchases of available-for-sale securities (163,515) (62,570) Proceeds form maturities of held-to-maturity
     securities                                    -      5,530
Purchases of held-to-maturity securities           -     (8,625)
Net increase in loans                        (60,602)   (42,823)
Purchases of premises & equipment             (2,372)    (1,423)
                                             -------------------
Net cash used in investing activities      $(122,178)  $(49,678)

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money              $  44,425   $ 39,025
Net increase (decrease) in demand deposits,
     NOW accounts and savings accounts        15,671     (4,175)
Net increase in certificates of deposit       62,547     11,818
Cash dividends paid or declared               (2,841)    (3,767)
Proceeds from Issuance of Long Term Debt	     23,000	        -
Acquisition and retirement of Common Stock    (1,115)    (1,681)
 Net cash provided by                         -------------------
     financing activities                  $ 141,687     41,220

Cash and cash equivalents at beg. of year  $  13,633   $ 17,586
Increase (decrease) in cash & cash equiv.     23,792     (2,562)
                                             --------------------
Cash & cash equivalents at end of period   $  37,425   $ 15,024
                                             ====================
See Notes to unaudited consolidated financial statements.

                               -09-
FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 1999

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

  Earnings per share are based on the weighted average number of shares outstanding of 6,113 and 6,222 for the nine months ended September 30, 1999 and 1998, respectively.


Note B - Comprehensive Income
    Accumulated other comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first nine months of 1999 and 1998, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $3,915 million and $5,792 million, net of income taxes, respectively.


Note C - Trust Preferred Securities
    First United Capital Trust, a Delaware business trust organized by the Company on July 19, 1999, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities (the Capital Securities). The payment terms require the Trust to distribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999.

   The common securities of the Trust (Common Securities) are wholly owned by the Company. The Common Securities are the only class of Trust securities with general voting powers. For financial reporting purposes, the Trust is treated as a wholly owned subsidiary of the Company. The Capital Securities represent preferred undivided interests in the assets of the Trust, and are classified in the Company's consolidated balance sheet as other long-term debt, with distributions on the securities included in in interest expense.

   The proceeds from the issuance of the Capital Securities and Common Securities were used by the Trust to purchase $23 million aggregate principal amount of junior subordinated debentures (Junior Subordinated Debentures) issued by the Company to the Trust.

   The Junior Subordinated Debentures represent the sole asset of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.

Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended September 30, 1999 totaled $2.01 million, which is $.121 million more than was recorded for the third quarter of 1998. This translates into $.33 per share for the current period. For the same quarter of 1998, each share earned $.30. Consolidated net income for the nine month period ended September 30, 1999 totaled $5.77 million, which is $.46 million more than was recorded for the same period of 1998. This translates into $.94 per share for the year. For the same period of 1998, each share earned $.85. Return on Average Equity (ROAE)increased slightly from 12.92%, at December 31, 1998, to 13.19% as of September 30, 1999.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation for the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 59.02% for the period ended September 30, 1999. This represents a slight decline in efficiency from year end 1998 when the ratio was 58.98%.

   Fee income from our Business Manager, PrimeVest, and Trust Sevices has increased 16.88% or $.26 million compared to the same period in 1998. Driven by these three income sources, other operating income increased 10.55% in comparison to September 30, 1998. Other operating income for the first nine months of 1999 was $4.96 million compared to $4.72 million for the same period in 1998. Other operating expense for the first nine months of 1999 was $15.51 million compared to $14.45 million for the same period in 1998. This 7.39% increase is a direct result of salaries and empolyee benefits increasing from $7.09 million in 1998 to $7.63 million in 1999. This represents an increase of 7.56%, primarily due to the purchase of Gonder Insurance Agency in the second quarter of 1999 and the Corporation's continued policy of rewarding its employees for exceeding their goals.

   The loan growth in the third quarter continued to be strong. In the third quarter, net loans grew $17.62 million to a total of $564.87 million. The growth for the same quarter of 1998 was $16.78 million, bringing the total to $480.74 million. Year to date 1999, net loans have grown $59.21 million.
The majority of this growth has been in the installment portfolio which has grown $57.09 million in 1999.

    As a result of our loan growth, interest income at September 30, 1999 was $39.57 million compared to $34.86 at September 30, 1998. This total represents an increase of $4.72 million or 13.54%.

    Total investment securities have increased $56.82 million or 5.64% since December 31, 1998. The proceeds from the sale of Junior Subordinated Debentures to First United Capital Trust were used by the Company to purchase investment securities. These securities include rated trust preferred securities, bank qualified municipal bonds, and mortgage backed securities. The securities were purchased as part of a plan to defease the cost of the Capital Securities.

    The corporation's interest expense year to date was $2.67 million higher than was recorded for the same period in 1998. Interest expense increased $1.25 million from the same quarter last year. The increase in expense can be attributed to deposit growth of $82.02 million from September 30, 1998 to September 30, 1999 as well as growth of $63.75 million in Federal Home Loan Bank Borrowings and other borrowed funds in the same time frame. The deposits of the Corporation grew $78.22 million year to date and $ 50.56 million in the third quarter. The year to date increase in deposits includes $36.47 million in brokered certificates of deposit. These deposits were sought as an alternative to additional borrowings. To help fund the liquidity needs of the Corporation, additional borrowings from the Federal Home Loan Bank of Atlanta and various correspondent banks were utilized. Borrowed funds increased from $64.58 million at December 31, 1998 to $109.00 million at September
30, 1999. This represents an increase of $44.42 million or 68.78%. As always, it is of utmost importance that we constantly evaluate the funding sources available to the Corporation to choose the one that not only provides the greatest cost benefit but also allows us the flexibility to be competitive in today's market place.

   Net interest income for the first nine months of 1999 increased
9.59% from the same period in 1998, to a total of $20.74 million. The result was a Corporate net interest margin of 4.38% in comparison to the net interest margin of 4.56% for the year ending 1998. The decline can be attributed to the intense competition for traditional deposits which has driven our cost of funds upward. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Return on Average Assets (ROAA) has decreased 9.68% to 1.12% at September 30, 1999 compared to 1.24% at December 31, 1998.

     The provision for possible credit losses was $1.40 million for the first nine months of 1999 compared to $.82 million for the same period in 1998.
Net charge-offs for the first nine months were $0.79 million, which equates to 0.14% of our net loan total of $564.87 million. For the same period of 1998, net charge-offs were $.45 million or 0.09% of the September 30, 1998 net loans of $480.74 million. The increase in the provision for possible credit losses was made to maintain an adequate reserve in light of the strong loan growth experienced year to date and to provide for the increase in net charge offs. Our loan quality continues to be strong as demonstated by the over 30-day delinquency ratio of 1.13% of gross loans, a number which compares very favorably with our peers. Nonperforming loans were .27% of total loans as of September 30, 1999, and our loan loss reserve was .69% of total loans, representing 296.89% of nonperforming loans.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                  September 30, 1999
                                                  ----------------
Balance at the Beginning of the period 1/1/99           $3,304
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                 223
    Real estate - mortgage                                  43
    Installment loans to individuals                       805
                                                  ----------------
                                                         1,071
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                 130
    Real estate - mortgage                                  38
    Installment loans to individuals                       113
                                                  ---------------
                                                           281
                                                  ---------------
Net Charge-offs                                            790
                                                  ---------------
Additions charged to operations                          1,396
                                                  ---------------
Balance at end of period                                $3,910
                                                  ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period                      .14%
                                                  ===============

Risk Elements of Loan Portfolio

	The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The
Bank has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank has no potential problem loans other than those in the table below. First United's non-accrual loans increased $.034 million in the first nine months of 1999 from the year end total of $.46 million.

                                           September 30    Dec. 31
                                               1999         1998
                                            ----------------------
     Non-accrual loans                          $494         $460
     Accruing loans past due 90 days or more     823          544

Information with respect to non-accrual loans at September 30, 1999 and December 31,1998 are as follows:

     Non-accrual Loans                           $494        $460
     Interest income that would have been recorded
       under original terms                         7          30
     Interest income recorded during the period     7           6

   A strength of First United has always been its capital position. Shareholders' equity remained strong at $57.98 million, a .84% decrease from December 31, 1998, which was $58.47 million. Risk based capital, which is an expression of the Corporation's stability and security was 15.27%, which is more than the 13.40% reported at December 31, 1998. Both are in excess of the regulatory minimum of 8.00 percent.

   The Corporation through First United Capital Trust, a Delaware business trust, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities on August 25, 1999. The payment terms require the Trust to distribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999.

   The proceeds from the issuance of the Preferred Securities were used by the Trust to purchase $23 million aggregate principal amount of junior subordinated debentures issued by the Company to the Trust. These debentures, which are included in the Corporation's risk based capital calculations, were issued to enhance the capital position of First United Bank & Trust and to allow the Bank to continue its growth. The debentures are scheduled to mature on September 30, 2029. The Trust may redeem the Preferred Securities if the Trust repays the junior subordinated debentures on or after September 30, 2004.

    On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5 percent or 309,048 shares. As of September 30, 1999 the Corporation has repurchased 421,189 shares at a price of $7.37 million. This represents 6.47% of the approved 10 percent.
No shares were repurchased during the third quarter.

   The Corporation paid cash dividends of $.155 on February 1, 1999, May 1, 1999, and August 1, 1999. On September 15, 1999, the Corporation declared another dividend of equal amount, to be paid November 1, 1999, to shareholders of record at October 20, 1999.


Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities and Use of Proceeds.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

                  None.

Item   5.   Other Information.

                        SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      10/29/99          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      10/29/99          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      10/29/99
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      10/29/99
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer