Form 10-K
period 1999-12-31
FIRST UNITED CORP/MD/
filed 2000-03-28
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-K
WASHINGTON, DC 20549

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999
OR

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

Common Stock, Par Value $.01 per share
(Title of class)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000: Common Stock $.01
Par Value-$72,963,276

   The number of shares outstanding of the registrant's classes of common stock as of February 29, 2000: 6,080,273 Shares

Documents Incorporated by Reference

   Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 25, 2000, are incorporated by reference into Part III.

                                  [2]


                         First United Corporation
                            Table of Contents

PART I
Item 1. Business                                                3-6
Item 2. Properties                                              6-7
Item 3. Legal Proceedings                                         7
Item 4. Submission of Matters to a Vote of Security Holders       7

PART II
Item 5. Market for the Registrant's Common Stock and Related
        Shareholder Matters                                     7-8
Item 6. Selected Financial Data                                   8
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                  8-23
Item 7A. Quantitative and Qualitative Disclosure About
         Market Risk                                             24
Item 8. Financial Statements and Supplementary Data           24-43
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                      43

PART III
Item 10. Directors and Executive Officers of the Registrant   44-45
Item 11. Executive Compensation                                  45
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                              45
Item 13. Certain Relationships and Related Transactions          45

PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                     45
Signatures                                                       46


                                    [3]

                                  PART I

Item 1. BUSINESS

FIRST UNITED CORPORATION
   First United Corporation (the "Corporation") headquartered in Oakland, Maryland, is a one-bank holding company with two non-bank subsidiaries. The Corporation was organized under the laws of the State of Maryland in 1985. In 1995, the Corporation merged two of its three wholly owned banking subsidiaries, First United Bank of West Virginia, N.A. and Myersville Bank, with its other wholly owned banking subsidiary, First United Bank & Trust.

   First United Bank & Trust, a Maryland state chartered company,
Oakfirst Life Insurance Corporation, an Arizona reinsurance company, and First United Capital Trust, a Delaware statutory business trust are the only direct subsidiaries of the Corporation.

FIRST UNITED BANK & TRUST
   First United Bank & Trust is a commercial bank whose predecessor bank, First United National Bank & Trust, was originally chartered in 1900. The deposits of First United Bank & Trust are insured by the Federal Deposit Insurance Corporation (FDIC).

   First United Bank & Trust operates twenty-two banking offices, five facilities in Garrett County, Maryland, six in Allegany County, Maryland, three in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia, two in Berkeley County, West Virginia and one in Hardy County, West Virginia. First United Bank & Trust also operates a total of twenty-nine Automated Teller Machines (ATM's), ten of which are located in Garrett County, Maryland, eight in Allegany County, Maryland, four in Washington County, Maryland, three in Frederick County, Maryland, and one each in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses and various governmental units. The services provided by First United Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United Bank & Trust provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 1999, First United Bank & Trust had total deposits of $600.74 million and total loans of $569.18 million. The total market value of assets under the supervision of the Trust Department was approximately $285 million.

   First United Bank & Trust wholly owns two active subsidiaries. Gonder Insurance Agency, Inc. is a full line insurance agency located in Oakland, Maryland. First United Bank & Trust acquired the agency in May, 1999. First United Auto Finance, LLC, is a Maryland limited liability company that engages in the business of indirect automobile leasing. First United
Bank & Trust formed the company in October, 1998.

OAKFIRST LIFE INSURANCE CORPORATION

   Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of the Corporation.


                                   [4]

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

Supervision and Regulation of Banking Entities

   The Corporation is a registered bank holding company subject to reg-ulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors, quarterly and annual reports and any additional information that may be required according to the Act. The Act also requires every bank holding company to obtai the prior approval of the Federal Reserve Board before ac-quiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is engaging in or ac-quiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in December 1991. FDICIA was primarily designed to provide additional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies capital standard categories for financial institutions: well capitalized, adequately capitalized, under-capitalized, significantly undercapitalized, and critically undercapitalized. FDICIA imposes progressively more res-trictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a holding company controlling a failing institution must guarantee such institution's compliance with its plan.

   During 1995, the Bank Insurance Fund (BIF) reached the funding levels required by FDICIA. As a result of the well capitalized position of First United Bank & Trust, the Bank incurred a reduction in its FDIC premium. As a result of its continued well capitalized position, the Bank paid $.05 million of FDIC premiums in 1999 and zero in 1998, respectively.

   FDICIA also requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations, management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. The statute also imposes limitations on certain mergers and consolidations between insured depository institutions with different home states.

   First United Bank & Trust is also a Maryland chartered trust company.
Its operation is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Federal Reserve Board, the FDIC, and the State. The Corporation is examined periodically by the Federal Reserve Board, the state banking subsidiary is regularly examined by the FDIC and Maryland Commissioner of Financial Regulation. Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance.

   In accordance with Federal Reserve regulations, the subsidiary bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. Additionally, banking law limits the amount of dividends that a bank can pay without prior approval from bank regulators. For additional information, see Note 12 to the consolidated financial statements.

Recent Legislation

   The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through

                                  [5]


"financial" subsidiaries in certain of the activities permitted for financial holding companies.

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

   In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corpo-ration and its subsidiaries.

Employees

   At December 31, 1999, the Corporation and its subsidiaries employed approximately 351 individuals, of whom 68 were officers, 158 were full-time employees, and 125 part-time employees.

Executive Officers of the Corporation

   Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held April 25, 2000, and in Part III,
Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant," incorporated herein.

Risk Factors

   The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation.

   Regulatory Risks. The banking industry is subject to many laws and regulations. Regulations protect depositors, not shareholders. These reg-ulations and laws increase the Bank's operating expenses and affect the Bank's earnings and also put the Bank at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

   Exposure to Local Economic Conditions. Most of the Bank's loans are made to borrowers located in the Maryland and West Virginia counties in which the Bank and its branches are located. A decline in local economic conditions would affect the Bank's earnings.

   Credit Risks and Inadequacy of Loan Loss Reserve. When borrowers default and do not repay the loans made to them by the Bank, the Bank loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. Then, the Bank will cancel, or "write off," the defaulted loan or loans. A "write off " reduces the Bank's reserve for possible credit losses. The Bank accounts for losses by reserving what it believes to be an adequate amount to absorb any anticipated losses. If the Bank's reserve for possible credit losses is not sufficient, the Bank would have to record a larger loss provision, reducing current period earnings.

   Interest Rate Risk. The Bank's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Bank earns less. Because interest rates are established by competition, the Bank cannot control its net interest

                              [6]

income.

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

   Competition. Other banks and non-banks, including savings and loan ass-ociations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Bank. Some of the Bank's competitors offer services and products that the Bank does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Changes in the law now permit interstate banking which may increase competition. Increased competition may decrease the Bank's earnings.

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


Item 2. PROPERTIES

   The main office of the Corporation and First United Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by the Corporation. First United Bank & Trust operates a network of twenty-two banking offices throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire, Berkeley and Hardy Counties, West Virginia. All of the banking offices of First United Bank & Trust are owned by the Corporation except for nine of these offices, which are leased.

                                  [7]

   The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 1999, 1998, and 1997 was $.28, $.32, and $.26 million, respectively.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

   The common stock of First United Corporation is listed on The Nasdaq Stock Market SM . There are 25,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 1999, was 6,085,221.
As of December 31, 1999, the Corporation had approximately 2,404 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 1999. The following tables reflect the high and low trades during the period, as well as the closing price for the years ended December 31, 1999 and 1998.

1999                       High     Low     Close
1st Quarter               $18.00   $15.88  $16.25
2nd Quarter                16.13    15.00   15.38
3rd Quarter                15.50    14.50   14.50
4th Quarter                15.13    13.25   14.44

1998                       High     Low     Close
1st Quarter               $20.00   $17.50  $19.38
2nd Quarter                20.50    19.63   20.00
3rd Quarter                20.50    18.00   18.13
4th Quarter                21.50    16.13   16.63

Cash Dividends

Cash dividends were paid by the Corporation on the dates indicated as follows:
                                     1999    1998
February                            $.155    $.15
May                                  .155     .15
August                               .155     .15
November                             .155     .15

Quotes for the Stock can be found on The Nasdaq Stock Market SM under the symbol "FUNC." Market Makers for the Stock are:

Ferris Baker Watts               Advest, Inc.
12 North Liberty St.             90 State House Square
Cumberland, MD 21502             Hartford, CT 06103
(301) 724-7161                   (860) 509-1000
(800) 776-0629                   (800) 797-9642

113 S. Potomac St.
Hagerstown, MD 21740
(800) 733-7111

Scott and Stringfellow, Inc.
909 East Main Street
Richmond, VA 23219
(804) 643-1811
(800) 552-7757


                                  [8]
   On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. On April 29, 1998, the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 1999, 422,489 shares have been repurchased and retired under the Plan authorized by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

                        1999      1998      1997       1996      1995
Balance Sheet Data
Total Assets          $793,280  $641,114  $569,030   $523,621  $487,169
Total Deposits         598,572   511,500   500,060    452,539   424,294
Total Net Loans        564,773   505,668   438,738    380,594   358,464
Total Borrowings       127,000    64,575     6,225      8,000     3,000
Total Shareholders'
      Equity            58,096    58,474    56,714     56,815    55,504

Operating Data
Interest Income       $ 54,843  $ 47,242  $ 43,348   $ 39,273  $ 37,274
Interest Expense        27,146    21,915    18,978     16,376    14,721
Net Interest Income     27,697    25,327    24,370     22,897    22,553
Provision for Credit
      Losses             2,066     1,176       935        749         0
Other Operating Income   7,199     6,316     6,037      4,869     4,290
Other Operating Expense 20,739    19,058    19,530     17,394    18,390
Income Before Tax       12,091    11,409     9,942      9,623     8,453
Income Tax               4,130     3,982     3,297      3,144     2,849
Net Income             $ 7,961   $ 7,427   $ 6,645    $ 6,479   $ 5,604

Per Share Data
Net Income             $  1.30     $1.20     $1.05      $1.00     $0.86
Dividends Paid             .62       .60       .56        .51       .46
Book Value             $  9.55     $9.50     $9.05      $8.82     $8.54

   Per Share Data has been restated to reflect the 5% stock dividend paid on March 29, 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This section presents management's discussion and analysis of the financial condition and results of operations of First United Corporation and subsidiaries (collectively, the "Corporation") including First United Bank & Trust
(the "Bank"), Oakfirst Life Insurance Corporation, Gonder Insurance Agency, Inc., and First United Auto Finance, LLC.

   This discussion and analysis should be read in conjunction with the finan cial statements which appear elsewhere in this report.


                                    [9]

EARNINGS ANALYSIS

OVERVIEW

   The Corporation's net earnings for 1999 increased to $7.96 million, or 7.19% over the $7.43 million reported for 1998. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record of $7.43 million achieved in 1998. Return on average assets was 1.12%, 1.24%, and 1.21% in 1999, 1998, and 1997, respectively.

   The return on average shareholders' equity for 1999 increased to 13.56% from the 12.92% reported in 1998. The return on average shareholders' equity was 11.70% in 1997. Earnings per share increased to $1.30 in 1999 from $1.20 in 1998, compared with $1.05 in 1997.

   During the first and second quarters of 1997 the Company engaged the services of Alex Sheshunoff Management Services, Inc., a highly respected financial consulting group, to facilitate a process improvement program. Based on the recommendations of the Alex Shesunoff Management Services, Inc., and the vision of the executive management, several positions in the organization were changed, new positions were created, and a few positions were eliminated. All employees were offered a severance package during the restructuring process, and 63 employees chose to accept this package. Throughout this process First United Bank & Trust maintained its tradition of no lay-offs affecting its employees. For those employees accepting the voluntary severance package, the Board of Directors authorized a total of $554,000 to be charged against earnings during the first six months of 1997.

Forward-Looking Statements

   The Corporation has made certain "forward-looking" statements with respect to this discussion. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" information as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest rate environment, competitive factors in the marketplace, and business risk ass-ociated with credit extensions and trust activities, and other risk factors discussed under the heading "Risk Factors," beginning on page 5 above. These and other factors could lead to actual results which differ materially from management's statements regarding future performance.

Net Interest Income

   The primary source of earnings continued to be net interest income-the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds. This segment of earnings is affected by changes in interest rates, account balances and the mix of earning assets and interest bearing funding sources.

   Total interest income for 1999 increased 16.09% over 1998, from $47.24 million to $54.84 million, primarily due to growth in earning assets. Total interest expense at $27.15 million represented an increase of 23.87% from $21.92 million in 1998. This increase was the result of growth in depository accounts as well as the effect of higher market rates being paid. Interest on the recently issued other long term debt resulted in an increase of $.78 million to interest expense. During 1999, the Corporation increased its use of borrowings from the Federal Home Loan Bank of Atlanta. Interest on this type of borrowing increased by $2.61 million to a total of $4.34 million. The net effect of these changes was a 9.36% increase in net interest income to $27.70 million in 1999 from $25.33 million in 1998. This compares to $24.37 million in 1997. The improvement in 1998 represents an increase of 3.94% over 1997's net interest income. Table 3 analyzes the changes in net interest income attributable to volume and rate components.

   For analytical purposes, net interest income is adjusted to a taxable equiv-alent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes which would have been paid if this income were taxable at the statutorily applicable rate. The taxable equivalent net interest margin decreased to 4.23% in 1999 from 4.56% in 1998, compared with 4.83% in 1997. Table 2 compares the components of the net interest margin and the changes occurring between 1999, 1998 and 1997.


                                    [10]

Allowance for Possible Credit Losses

   The reserve for possible credit losses is based on management's continuing evaluation of the quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount of non-performing loans and leases.

   The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of potential losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, reg-ulatory, and governmental sources. Specific allocations are made for those loans in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. Allocations are made for loan commitments using the methodology outlined above.
Allocations are not made for loans that are cash secured or for the SBA guaranteed portion of loans.

   During 1999, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. As a result of these efforts, the provision for credit losses in 1999 increased to $2.07 million or 0.36% of gross loans. The provision for credit losses was $1.18 million and $.94 million for the years ended December 31, 1998 and 1997, respectively. Gross charge-offs for the years ended December 31, 1999, 1998, and 1997 totaled $1.40, $.71, and $.64 million, respectively.

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

Other Operating Income

   The Corporation and its subsidiaries continue to seek ways of obtaining add-itional other operating income. Many of the changes the Corporation implemented in 1997 are fueling the growth in other operating income. Non-interest income for 1999, at $7.20 million, increased 13.98% over the $6.32 million earned in 1998. Income from our insurance subsidiaries increased $.68 million or 256.40% over 1998 levels. Due to the competitive nature of today's market, service charges on deposits declined $.24 million or 10.77%. The Corporation experienced an increase of $.26 million in fees from Trust and Fiduciary activities. The growth in these nontraditional services mentioned above accounted for most of the 1998 increase of 4.64% in non-interest income over the $6.04 million earned in 1997.

Other Operating Expense

   Non-interest expense increased $1.68 million or 8.82% from $19.06 million in 1998 to $20.74 million in 1999. The increase can be explained by large increases in several categories. Expenses relating to Year 2000 readiness, fees and incentives paid to members of our indirect lending network, and contract labor used in improving our internal technology accounted for most of the increase. While some of these expenses will continue to grow, others represent investments in future efficiencies. Salaries and employee benefits increased $.88 million or 9.25% in 1999 to a total of $10.40 million. The
1998 total of $9.52 million represented an increase of $.29 million or 3.16% over the 1997 total of $9.23 million. This increase is due in part to the acquisition of Gonder Insurance Agency (Gonder). Salaries and benefits related to Gonder equaled $.29 million for the year ending December 31, 1999. Another factor contributing to the increase was the further expansion of the corporate incentive pay program. This program rewards sales associates who exceed their expected levels of production.

   The Corporation incurred a decrease in 1999 of $.07 million in occupancy expense of premises to $.97.[11] million. This decrease is due to the 1998 closings of three in-store branches. Occupancy expense of premises was comp-arable at $1.04 million and $.99 million in 1998 and 1997, respectively.

   Expenditures to further increase the role of technology in improving the efficiency of customer service delivery and internal processing activities accounted for much of the increase in equipment expenses. Expansion of the Cust-omer Service Center also contributed to an increase in equipment related expenses. It is anticipated that the long run efficiencies gained by projects such as these will be a net benefit to the earnings performance of the Corp-oration.

Impact of The Year 2000

   Project Overview-The Corporation began its Year 2000 project in 1997 to pre-pare its systems for the century date change. This situation arose when computer systems and programs were originally designed eliminating the first two digits of the century, thereby saving valuable and costly disk and memory space. With-out appropriate Year 2000 computer system renovations, such systems may not have recognized a date using "00" as the Year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, a temp-orary inability to process transactions, send invoices, or engage in similar normal business activity.

   Project Readiness-The Federal Financial Institutions Examination Council guidelines required that the Corporation's Year 2000 project plan contain these phases: Awareness, Assessment, Renovation, Validation, and Implementation. As of December 31, 1999, we have completed all these phases, as well as undergone two independent reviews of our Year 2000 efforts by an independent third party. The Corporation has successfully completed the transition into the Year 2000 with no material issues. All systems and outside connections to outside vendors were properly tested and validated. There were no disruptions in service to our custo mers or system availability. As with any business, the Corporation is depend-ent on third parties for many of our mission-critical functions. We closely monitored the progress of these third parties in regards to the readiness of their systems for the Year 2000. The Corporation considers all mission-critical vendor-supplied products and services to be compliant.

Costs-Costs involved in the Year 2000 issue included modifying software, hiring Year 2000 solution providers, testing and validation of all systems, and ass-uring customer awareness. The estimated total cost of the project is expected to be approximately $.364 million. Costs incurred and expensed through December 31, 1999, were approximately $.339 million. The majority of the remaining cost is associated with retesting mission critical systems for any foreseen problems after the date change.

Applicable Income Taxes

   Applicable income taxes are detailed in Note 9 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $4.13 million in 1999 as compared with $3.98 million in 1998 and $3.30 million in 1997. These amounts represented effective tax rates of 34.16%, 34.90%, and 33.16% for 1999, 1998, and 1997, respectively.

Investment Securities

   Investment securities classified as available-for-sale are held for an in-definite period of time and may be sold in response to changing market and int-erest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in stockholders' equity, net of income taxes. The Corporation does not currently follow a strategy of making security purchases with a view to near-term resales and therefore, does not own trading sec-urities. For additional information, see Notes 1 and 3 to the Corporation's audited consolidated financial statements.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for fin-ancial statements issued for all quarters of all fiscal years beginning after June 15, 1998. As permitted, the Corporation early adopted this Statement on July 1, 1998. With. the exception of the reclassification listed below, the adoption of Statement No. 133 did not have a material impact on the Corporation's

                                  [12]


consolidated financial statements as the Company does not enter into derivative contracts. In connection with the adoption of this statement, $25.27 million of the investment securities previously classified as held-to-maturity were re-classified to available-for-sale. As the securities were marked to market coin-cident with the reclassification, the change resulted in an increase of $.25 million, net of tax, to other comprehensive income.

   Total investment securities available-for-sale increased $53.84 million or 55.66% in 1999 from $96.73 million in 1998 to $150.56 million in 1999. Invest-
ment securities were purchased with the proceeds of long term debt that was issued late in the third quarter of 1999. The Corporation reported a decrease of $1.02 million or 53.36% during 1999 in its U.S. Treasury securities from $1.92 million in 1998 to $.90 million in 1999. Total obligations of state and pol-itical subdivision investments increased $7.00 million or 31.34% in 1999 to $29.32 million. Other investments, which include mortgage back securities, increased $40.40 million or 128.80% to a total of $71.76 million. The changes in composition of the investment portfolio represent an effort by management to extend the maturity of the portfolio and to obtain a higher yield.

   The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity risk, meet earnings objectives and provide required collateral support for dep-osit activities. Excluding the U.S. Government sponsored agencies, the Corp-oration had no concentrations of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 1999, 1998 and 1997, respectively.

Loan and Lease Portfolio
   The Corporation, through its Bank, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington and Frederick Counties in Maryland; Mineral, Hardy, Berkeley and Hampshire Counties in West Virginia and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the Reserve for Possible Credit Losses. These pol-icies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan and the experience of the lend-ing officer. Table 5 presents the composition of the Corporation's loan and lease portfolio.

   It has been the historical policy of the Corporation to make the majority of its loan commitments in the market area it serves. However, with the competitive nature of the banking industry, the Corporation is forced to look in non-traditional markets to expand its business. The Corporation had no foreign loans in its portfolio as of December 31, 1999.

   During 1999, gross loans increased $60.21 million or 11.83% to a total of $569.18 million. In comparison, gross loans at year-end 1998 increased $67.58 million or 15.31% to a total of $508.97 million as compared to the 1997 bal-ances. The indirect lending portfolio experienced substantial growth in 1999. This portfolio grew 62.30% from $100.36 million at December 31, 1998 to $162.88 million as of December 31, 1999. The Corporation continued to expand its pre-sence in the indirect market by forming an automobile leasing company in late 1998. As of December 31, 1999, the Corporation has booked 219 leases totaling $6.43 million. This product should continue to see substantial growth in the years to come. Table 5 details the dollar amount and percentage distribution of the various key categories of credit in the loan portfolio.

   Funding for loan growth during 1999 and 1998 was provided by increased levels of deposits from within our market area, brokered deposits, and from borrowings from the Federal Home Loan Bank of Atlanta ("FHLB").

   It is the policy of the Corporation to place a loan on non-accrual status whenever there is substantial doubt about the ability of a borrower to pay prin-cipal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan and the over-all economic situation of the borrower when making a non-accrual decision. Non-accrual loans are closely monitored by management. A non-accruing loan is res-tored to accrual status when principal and interest payments have been brought current, it becomes well-secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt.

                                  [13]


At December 31, 1999, the Corporation had $.38 million of non-accrual loans. Table 7 details the historical activity of non-accrual loans.

Deposit and Other Funding

   Deposit liabilities increased to $598.57 million at December 31, 1999, from $511.50 million at December 31, 1998, or an increase of 17.02%. The increase of $87.07 million in deposits includes $36.47 million of brokered deposits. In order to support the high levels of loan demand, these deposits were sought as an alternative to additional borrowings from the FHLB and various upstream correspondent banks. Traditional deposits raised through a variety of deposit campaigns accounted for the remaining growth. Borrowings from the FHLB increased from $64.58 million at December 31, 1998 to $104.00 million at December 31, 1999. This represents an increase of 61.05% over the previous year. The Corp-oration has an approved credit line with the FHLB which equals 29% of First United Bank & Trust's total assets. As of December 31, 1999, the approved credit line equaled $227 million. Available borrowings are $139.50 million.
The increased competition from other banks, brokerage firms, and other financial outlets has caused the Corporation to look to non-traditional sources to cost effectively meet its liquidity needs.

   First United Capital Trust (the Trust), a Delaware Business trust organized by the Corporation on July 19, 1999, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities (the Capital Securities). The payment terms require the Trust to distribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 1999. Under the Federal Reserve Board's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital. For financial statement purposes these securities are classified as other borrowed funds. See Note 8 for additional detail.

Capital Resources

   The Bank and the Corporation are subject to risk-based capital regulations which were adopted by Federal banking regulators. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 Capital, consisting of common shareholders' equity, trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, trust issued preferred securities, and grandfathered senior debt, plus the reserve for possible credit losses, subject to certain limitations.

   Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based cap-ital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4%. The risk-based capital rules have been further supple-mented by a leverage ratio, defined as Tier 1 capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking org-anizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset qual-ity, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking comp-anies must stay well capitalized in order to receive favorable regulatory treat-ment on acquisition and other expansion activities and favorable risk-based dep-osit insurance assessments. The Corporation's capital policy establishes guide-lines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

   On December 31, 1999, the Corporation's total risk-based capital ratio was 15.03%, well above the regulatory minimum of 8%. The Corporation's total risk-based capital ratios for year-end 1998 and 1997 were 13.40% and 14.82%, res-pectively.

   Total shareholders' equity remained stable, decreasing slightly from $58.47 million at year-end 1998 to $58.10 million at year-end 1999. The slight decline in shareholders' equity can be explained by increased shareholder dividends and losses in accumulated other comprehensive income. Total shareholders' equity at December 31,

                                [14]

1997 was $56.71 million. The equity to assets ratio at December 31, 1999, was 7.32%, compared with 9.12% and 9.97% at year-end 1998 and 1997, respectively.

   On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors also authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corp-oration's market makers. On April 29, 1998, the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. As of December 31, 1999, 422,489 or 6.49% of the previously outstanding shares have been repurchased and retired under the Plan authorized by the Board of Directors.
Cash dividends of $.62 per share were paid during 1999, compared with $.60 and $.56 in 1998 and 1997, respectively. This represents a dividend payout rate (dividends per share divided by net income per share) of 47.69%, 50.00%, and 53.33% for 1999, 1998, and 1997, respectively.

ASSET AND LIABILITY MANAGEMENT

Introduction

   The Asset and Liability Management Committee of the Corporation seeks to assess and manage the risks associated with fluctuating interest rates while maintaining adequate liquidity. This is accomplished by formulating and imp-lementing policies that take into account the sources and uses of funds, maturity and repricing distributions of assets and liabilities, pricing strategies, and marketability of assets.

Liquidity

   The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's del-ineated market areas are accommodated. Total liquid assets, represented by cash, federal funds sold, interest bearing deposits in banks, investment securities available for sale and loans and leases maturing within one year, amounted to $90.58 million, or 11.42% of total assets at December 31, 1999. This compares with $70.77 million, or 11.04% of 1998 year-end assets, and $90.43 million, or 15.89% of 1997 year-end assets.

   Additional liquidity of $139.5 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

Interest Rate Sensitivity

   Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing int erest rates. The Corporation uses interest sensitivity gap analysis and sim-ulation models to measure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

   In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing and management's capital plans. This modeling reflects interest rate changes and the related impact on net income over specified periods. Management


                             [15]

does not use derivative financial instruments to manage its interest rate sensitivity. At December 31, 1999, the static gap analysis prepared by manage-ment indicated that the Corporation was liability sensitive over the next year. In computing the effect on pre-tax income of changes in interest rates, manage-ment has assumed that any changes would immediately effect earnings. Normally when an organization is liability sensitive there is a positive impact to income when interest rates decline. The simulation analysis shown below shows a pos-itive impact when interest rates decline 100 or 200 basis points in 1999 and a negative impact in 1998. Management explains the 1998 effect due to the then current position of interest rates, whereby certain liability accounts were priced at a level where management felt they could not be reduced further in rate, therefore, the full impact of repricing liabilities in the declining rate environment was not realized. Based on the simulation analysis performed at year end, the Corporation estimates the following changes in income before taxes assuming the indicated interest rate changes:

December 31, 1999
+200 basis point increase          ($2.040 million)
+100 basis point increase          ($1.020 million)
-100 basis point decline             $.280 million
-200 basis point decline             $.559 million

December 31, 1998
+200 basis point increase           ($.948 million)
+100 basis point increase           ($.474 million)
-100 basis point decline            ($.146 million)
-200 basis point decline            ($.292 million)

This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforeseeable factors. Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purch-ased funds are not constant over time. Management can respond to current or anticipated market conditions by lengthening or shortening the Corporation's sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources.
As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin. Table 13 presents the Corporation's interest rate gap position at December 31, 1999. This is a point in time position which is continually changing and is not necessarily indicative of the Corporation's position at any other time.

                                   [16]

              Distribution of Assets, Liabilities and Shareholders' Equity

             Interest Rates and Interest Differential-Tax Equivalent Basis
                                    (In thousands )


Table 1
                               For the Years Ended December 31,
                     1999                    1998                   1997
            Average         Annual Average         Annual Average         Annual
            Balance Interest Rate  Balance Interest Rate  Balance Interest Rate
Federal funds
 sold       $ 5,541 $   413  7.45% $ 1,463 $   129  8.82% $ 2,506 $   181  7.22%
Investments:
Taxable      89,636   5,799  6.47%  76,562   4,734  6.18%  82,709   5,159  6.24%
Non taxable  24,818   1,813  7.31%  17,743   1,262  7.11%  14,146   1,056  7.47%
Total investment
securities  114,454   7,612  6.65%  94,305   5,996  6.36%  96,855   6,215  6.42%
Other interest
earning
 assets       7,733     424  5.48%   3,093     227  7.34%   2,579     188  7.29%
Loans       546,300  47,217  8.64% 472,007  41,563  8.81% 415,663  37,365  8.99%
Total earning
assets      674,028  55,666  8.26% 570,868  47,915  8.40% 517,603  43,949  8.50%
Reserve for
 possible credit
 losses      (3,790)                (2,998)                (2,343)
Other non-earning
assets       42,955                 34,581                 33,665
Total non-earning
assets       39,165                 31,583                 31,322
Total
  Assets   $713,193               $602,451               $548,925
Liabilities and
Shareholders' Equity
Deposits:
Noninterest-bearing
deposits   $ 54,924     -     -   $ 53,430 $    -     -  $ 51,807 $     -      -
Interest-bearing
demand
deposits    124,943   3,793  3.04% 111,076   3,244  2.92% 103,627   2,934  2.83
Savings
deposits     48,923     707  1.45%  55,542     842  1.52%  63,522   1,135  1.79
Time deposits
$100,000 or
more         90,903   5,166  5.68%  59,814   3,528  5.90%  46,417   2,663  5.74
Time deposits
less than
 $100,000   233,533  12,363  5.29% 222,908  12,573  5.64% 214,376  11,933  5.57
Federal Home Loan
Bank and other
 borrowed
 funds       96,613   5,117  5.30%  36,225   1,728  4.77%   7,211     313  4.34
Total deposits
and
borrowings  646,839  27,146  4.20% 538,995  21,915  4.07% 486,960  18,978  3.90%
Other
liabilities   7,648                  6,007                  5,154
Shareholders'
equity       58,706                 57,449                 56,811
Total Liabilities
and Shareholders'
Equity     $713,193               $602,451               $548,925

**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balances of non-accrual loans for the years ended December 31, 1999, 1998, and 1997, which were reported in the average loan balances for these years, were $581, $678, and $617, respectively. The fully taxable equivalent adjustments for the years ended December 31, 1999, 1998, and 1997 were $823, $673, and $601, respectively.

                                  [17]



                                Net Interest Margin
                                 ( In thousands )

Table 2

                   1999                     1998                     1997
        Average Tax Equivalent   Average Tax Equivalent   Average Tax Equivalent
          Balance     Rate         Balance      Rate        Balance      Rate

Earning
Assets    $674,028    8.26%       $570,868      8.40%      $517,603      8.50%
Interest-
bearing
Liab-
ilities    591,915    4.20%        485,565      4.07%       435,154      3.90%
Net
Benefit
of
Non-
interest-
bearing Sources       0.39%                      .45%                    0.46%
Average
Cost of
Funds                 4.03%                     3.84%                    3.67%
NET INTEREST
MARGIN                4.23%                     4.56%                    4.83%

The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.


                           Interest Variance Analysis (1)
                               ( In thousands )

Table 3

                       1999 Compared To 1998            1998 Compared To 1997
                            Increase                          Increase
                        (Decrease) Due To                 (Decrease) Due To
                   Volume     Rate       Net          Volume      Rate      Net

Interest income:
Federal Funds
Sold               $ 304     $ (20)    $ 284         ($ 92)     $ 40      ($ 52)
Taxable
Investments          846       219     1,065          (380)      (45)      (425)
Non-Taxable
Investments          517        34       551           256       (50)       206
Loans              6,419      (765)    5,654         4,964      (766)     4,198
Other Interest
Earning Assets       254       (57)      197            38         1         39

Total Interest
Income             8,340      (589)    7,751         4,786      (820)     3,966

Interest expense:
Interest-bearing     421       128       549           218        92       $310
Savings              (96)      (39)     (135)         (121)     (172)      (293)
Time Deposits        562      (772)     (210)          481       159        640
Time Deposits
$100,000 or more   1,766      (128)    1,638           790        75        865
Federal Home Loan
Bank & Other
Borrowed Funds       777         -       777            -          -          -
Total Interest
Expense            5,922      (691)    5,231         2,752       185      2,937
Net Interest
Income            $2,418     $ 102    $2,520        $2,034   ($1,005)    $1,029

(1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The above table is compiled on a tax equivalent basis. The fully taxable equivalent adjustments for the years ended December 31, 1999 and 1998 were $823 and $673, respectively.


                                 [18]



      Investment Security Maturities, Yields, and Market Values
                           ( In thousands )

Table 4

                         December 31, 1999
             U.S.         Federal        State &
           Treasury Yield Agencies Yield Municipal Yield Other Yield Total Yield

Maturity Amortized Cost

Available-for-Sale
Within One
Year        $ 599 7.13% $ 4,938  5.75% $ 1,513  6.64% $  190  6.81%$ 7,240 6.08%
One to Five
 Years       2296 6.05%  25,591  6.35%   1,877  6.91%    738  6.05% 28,502 6.37%
Five to Ten
 Years         -  0.00%  19,471  6.33%   5,118  6.75%  1,400  6.10% 25,989 6.40%
Over Ten
 Years         -  0.00%      -   0.00%  22,283  7.48% 72,677  6.93% 94,960 7.06%

Total
Amortized
Cost        $ 895         $50,000        $30,791        $75,005   $155,394 6.78%

Taxable
Equivalent
Yield       6.78%          6.29%          7.29%           6.90%          6.78%

Market
 Value      $ 896         $48,584        $29,323        $71,762       $150,565

December 31,
1998
Amortized
Cost      $ 1,901         $44,842        $21,876        $27,708       $ 96,327

December 31,
1997
Amortized
Cost      $10,136         $31,298        $15,451        $37,257       $ 94,142

The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%. The above table includes certain securities which have no maturity. Therefore, these securities are classified as maturing over ten years.



                                   [19]

                       Summary of Loan and Lease Portfolio
                                 ( In thousands )

Table 5

                                  Loans Outstanding as of December 31,
                                 1999     1998     1997     1996     1995
Commercial, Financial, &
Agricultural                  $ 80,853 $ 81,537 $ 67,399 $ 56,325 $ 56,893
Real Estate-Construction         7,873   11,315   11,716   21,097   10,696
Real Estate-Mortgage           278,564  286,514  287,153  249,389  242,789
Installment                    195,459  129,477   75,124   55,969   50,206
Lease Financing                  6,433      129        -        -        -

Total                         $569,182 $508,972 $441,392 $382,780 $360,584

                                Percentage of Portfolio as of December 31,
                                1999       1998    1997      1996    1995

Commercial, Financial,
 & Agricultural                 14.21%    16.02%  15.27%    14.72%   15.78%
Real Estate-Construction         1.38%     2.22%   2.65%     5.51%    2.97%
Real Estate-Mortgage            48.94%    56.29%  65.06%    65.15%   67.33%
Installment                     34.34%    25.44%  17.02%    14.62%   13.92%
Lease Financing                  1.13%      .03%      -         -        -

Total                          100.00%   100.00% 100.00%   100.00%  100.00%


                                Maturities of Loan and Lease Portfolio
                                             (In thousands)

Table 6

                                        December 31, 1999

                                          Maturing
                               Maturing   After One     Maturing
                                Within    But Within    After Five
                               One Year   Five Years      Years         Total
Commercial, Financial &
Agricultural                   $ 9,612      $ 50,024     $ 21,217     $ 80,853
Real Estate-Construction             0         7,873            0        7,873
Real Estate-Mortgage             7,379        31,577      239,608      278,564
Installment                     45,061       141,809        8,589      195,459
Lease Financing                     -          6,433           -         6,433
      Total                    $62,052      $237,716     $269,414     $569,182

Classified by Sensitivity to Change in Interest Rates

Fixed-Interest Rate Loans      $53,046      $172,967     $ 98,665     $324,678
Adjustable-Interest Rate Loans   9,006        64,749      170,749      244,504
      Total                    $62,052      $237,716     $269,414     $569,182

                                         [20]


                    Risk Elements of Loan and Lease Portfolio
                               ( In thousands )

Table 7

                                     For the Years Ended December 31
                                    1999     1998     1997     1996     1995

Non-accrual Loans and Leases        $379     $460     $562    $ 976   $1,075
Accruing Loans and Leases
Past Due 90 Days or More             763      544      563      659      963

Information with respect to non-accrual loans and leases at December 31,1998 and 1997 is as follows:
                                                               1999     1998
Interest income that would have been recorded
under original terms                                          $   7     $ 30
Interest income recorded during the period.                       3        6



                     Activity in the Reserve for Credit Losses

Table 8                       ( In thousands )

                                     Summary of Loan and Lease Loss Experience
                                          For the Years Ended December 31
                                    1999     1998     1997     1996    1995

Balance at Beginning of Period   $ 3,304  $ 2,654  $ 2,186  $ 2,120 $ 2,350
Loans and Leases Charged Off:
Commercial, Financial, and
Agricultural                         229      163      135      476      19
Real Estate-Mortgage                  78      205      211      135     205
Installment                        1,089      340      292      236     186
Total Charged Off                  1,396      708      638      847     410

Recoveries of Loans and Leases:
Commercial, Financial,
and Agricultural                     223       43       52       29      59
Real Estate-Mortgage                  39       28       39        8      31
Installment                          173      111       80      127      90
Total Recoveries                     435      182      171      164     180
Net Loans and Leases Charged Off     961      526      467      683     230
Provision Charged to Operations    2,066    1,176      935      749       -
Balance at the End of Period       4,409    3,304    2,654    2,186   2,120
Loans and Leases at End
of Period                       $569,182 $508,972 $441,392 $382,780 $360,584
Daily Average Balance of
Loans and Leases                $546,300 $472,007 $415,663 $364,309 $352,720
Allowance for Loan
and Lease Losses
to Loans Outstanding                0.77%    0.65%    0.60%    0.57%    0.59%
Net Charge Offs to Average
Loans and Leases Outstanding        0.18%    0.11%    0.11%    0.19%    0.07%

                                           [21]


                Allocation of the Reserve for Credit Losses
                             ( In thousands )

Table 9
                                                  December 31
                                    1999     1998     1997      1996     1995

Commercial                       $ 1,017    $ 957    $ 784     $ 509    $ 301
Real Estate-Mortgage                 800      966    1,095       923    1,214
Home Equity                          134      136       93        73       48
Consumer                           2,145      942      443       201      206
Commitments                          272      279      239       180      171
Lease Financing                       30        -        -         -        -
Unallocated                           11       24        -       300      180
Total                             $4,409   $3,304   $2,654    $2,186   $2,120




                                 Average Deposit Balances
Table 10                             ( In thousands )

              Deposits by Major Classification for the Years Ended December 31,
                           1999                   1998                   1997
                    Average              Average               Average
                    Balance    Yield     Balance     Yield     Balance     Yield

Noninterest-bearing
 demand deposits   $ 54,924             $ 53,430              $ 51,807
Interest-bearing
demand deposits     124,943    3.04%     111,076     2.92%     103,627     2.83%
Savings deposits     48,923    1.45%      55,542     1.52%      63,522     1.79%
Time deposits
$100,000 or more     90,903    5.68%      59,814     5.90%      46,417     5.74%
Time deposits less
than $100,000       233,533    5.29%     222,908     5.64%     214,376     5.57%
     Total         $553,226             $502,770              $479,749

                                   [22]


                           Maturity of Time Deposits
                               ( In thousands )

Table 11                                         December 31, 1999
                                               Greater than Less Than
                                               $100,000      $100,000

Maturities
3 Months or Less                               $ 26,467      $ 34,631
3 - 6 Months                                     37,828        14,303
6-12 Months                                      68,012        30,527
Over 1 Year                                     106,342        36,473
   Total                                       $238,649      $115,934



                  Summary of Significant Ratios

Table 12

                                             1999          1998          1997

Return on Average Assets                     1.12%         1.24%         1.21%
Return on Average Equity                    13.56%        12.92%        11.70%
Dividend Payout Ratio                       47.69%        50.00%        53.33%
Total Equity to Total Assets at Year End     7.32%         9.12%         9.97%
Total Risk-based Capital Ratio              15.03%        13.40%        14.82%
Tier I Capital to Risk Weighted Assets      13.77%        12.68%        14.16%
Tier I Capital to Average Assets            11.25%         9.71%        10.33%


                                          [23]


                    Summary of Interest Sensitivity Analysis
                                 (In thousands)


Table 13

                                                 As of December 31, 1999
                               0-90      91-365      1-5      Over 5
                               Days       Days       Years     Years    TOTAL
Assets

Rate Sensitive
Interest Bearing
 Deposits in Banks          $ 20,750    $ -          $ -        $ -   $ 20,750
Federal Funds Sold               615      -            -          -        615
Securities
(Available-for-Sale)(1)       26,772    22,087      18,832    82,874   150,565
Federal Home Loan
  Bank Stock                   5,200      -            -          -      5,200
Loans (2)                     98,375   121,369     271,358    78,080   569,182
   Total Rate Sensitive     $151,712  $143,456    $290,190  $160,954  $746,312

Liabilities

Rate Sensitive Deposits
Savings                     $ 44,729  $  -          $  -      $  -    $ 44,729
Investors' Choice              5,570     -             -         -       5,570
Time Deposits Less
  Than $100,000               26,467  105,840     106,342        -     238,649
Time Deposits
  $100,000 or More            34,631   44,830      36,473        -     115,934
IMMA, PMA & Trust DDA         60,798     -             -         -      60,798
ONE & NOW Accounts            74,044     -             -         -      74,044
Federal Home Loan Bank borrowings
and Other Borrowed Funds      20,000   25,000      82,000        -     127,000
Total Rate Sensitive (3)    $266,239 $175,670    $224,815     $  -    $666,724

GAP ( Rate Sensitive Assets less Rate
Sensitive Liabilities )    ($114,527)($32,214)    $65,375  $160,954   $ 79,588

GAP to Total Assets          -14.44%   -4.06%       8.24%    20.29%    10.03%
Cumulative GAP
  to Total Assets            -14.44%  -18.50%     -10.26%    10.03%       -

(1) Securities are based on estimated maturities at book value.
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3) Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation's historical experience with respect to such accounts.

                                   [24]



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For information regarding the exposure of the Company's financial instruments see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity" on pages 14 and 15 of the Annual Report to Stockholders for the year ended December 31, 1999. The Company's principal market risk exposure is to interest rates.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form
    10-K on the following pages:

                                                              Page Number
        Independent Auditors' Report                               26
        Consolidated Statements of Financial Condition             27
        Consolidated Statements of Income                          28
        Consolidated Statements of Changes in Shareholders' Equity 29
        Consolidated Statements of Cash Flows                      30
        Notes to Consolidated Financial Statements              31-42
(b) The following supplementary data is set forth in this Annual
    Report on Form 10-K on the following pages:
        Quarterly Results of Operations                            43

                               [25]

                        Report of Management

Financial Statements

   First United Corporation (the "Corporation") is responsible for the prep-aration, integrity and fair presentation of its published financial statements as of December 31, 1999, and for the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted principles and, as such, include some amounts that are based on judgments and estimates of management.

Internal Control Over Financial Reporting

   Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the instructions to the Consolidated Financial State-ments for Bank Holding Companies with Total Consolidated Assets of $150 million or more (FR Y-9 C instructions). The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

   There are inherent limitations in the effectiveness of an internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reason-able assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

   Management assessed the Corporation's internal control over financial report-ing presented in conformity with generally accepted accounting principles and FR Y-9 C instructions as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and FR Y-9 C instructions as of December 31, 1999.

Compliance with Laws and Regulations

   Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

   Management has assessed compliance by First United Bank & Trust ("the Bank") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Bank complied, in all sign-ificant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1999.


         William B. Grant                           Robert W. Kurtz
  Chairman and Chief Executive Officer   President and Chief Financial Officer
      First United Corporation                First United Corporation
                and                                    and
      First United Bank & Trust               First United Bank & Trust


                                 [26]


                      Report of Independent Auditors
                   Board of Directors and Shareholders
                       First United Corporation

   We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and sign-ificant estimates made by management, as well as evaluating the overall finan-cial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


Baltimore, Maryland
February 4, 2000


                                      [27]



                       First United Corporation and Subsidiaries
                     Consolidated Statements of Financial Condition
                        (In thousands, except per share amounts)

                                                           December 31
                                                         1999          1998

Assets

Cash and due from banks                               $ 20,879        $ 13,633
Federal funds sold                                         615               -
Interest-bearing deposits in banks                      20,750             363
Investment securities available for sale at market value
 (amortized cost-$155,391 and $95,964 at
December 31, 1999 and 1998, respectively)              150,565          96,728
Federal Home Loan Bank stock, at cost                    5,200           3,604
Loans and leases                                       569,182         508,972
Reserve for possible credit losses                      (4,409)         (3,304)
Net loans and leases                                   564,773         505,668
Bank premises and equipment                              9,760           9,136
Accrued interest receivable and other assets            20,738          11,982

Total Assets                                          $793,280        $641,114

Liabilities and Shareholders' Equity

Liabilities:

Noninterest-bearing deposits                          $ 54,012        $ 54,554
Interest-bearing deposits                              544,560         456,946
Total deposits                                         598,572         511,500
Federal Home Loan Bank borrowings and
   other borrowed funds                                127,000          64,575
Reserve for taxes, interest and other liabilities        8,643           5,594
Dividends payable                                          969             971

Total Liabilities                                      735,184         582,640

Shareholders' Equity:
Preferred stock-no par value
Authorized and unissued 2,000 shares
Capital stock-par value $.01 per share
Authorized 25,000 shares, issued and outstanding 6,085
and 6,155 shares at
December 31, 1999 and 1998, respectively                    61              62
Surplus                                                 20,269          21,384
Retained earnings                                       40,729          36,559
Accumulated comprehensive income                        (2,963)            469

Total Shareholders' Equity                              58,096          58,474
Total Liabilities and Shareholders' Equity            $793,280        $641,114

See notes to consolidated financial statements


                                 [28]


                             First United Corporation and Subsidiaries
                                Consolidated Statements of Income
                             (In thousands, except per share amounts)

                                                    Year ended December 31
                                              1999         1998        1997
Interest income

Interest and fees on loans and leases $ 47,014 $ 41,322 $ 37,125 Interest on investment securities:
    Taxable                                   6,223         4,961       5,347
    Exempt from federal income taxes          1,193           830         695
                                              7,416         5,791       6,042
Interest on federal funds sold                  413           129         181
Total interest income                        54,843        47,242      43,348

Interest expense

Interest on deposits:
Savings                                         707           843       1,135
Interest-bearing transaction accounts         3,793         3,366       2,934
Time, $100,000 or more                        5,166         3,528       2,663
Other time                                   12,363        12,450      11,933
Interest on Federal Home Loan Bank borrowings
and other borrowed funds                      5,117         1,728         313

Total interest expense                       27,146        21,915      18,978

Net interest income                          27,697        25,327      24,370
Provision for possible credit losses          2,066         1,176         935
Net interest income after provision for
possible credit losses                       25,631        24,151      23,435

Other operating income
 Trust Department income                      1,755         1,495       1,275
 Service charges on deposit accounts          1,996         2,237       2,322
 Insurance premium income                       940           264         295
 Security gains                                 115           238          91
 Other income                                 2,393         2,082       2,054
   TOTAL                                      7,199         6,316       6,037

Other operating expense
 Salaries and employee benefits              10,402         9,521       9,229
 Occupancy expense of premises                  971         1,038         985
 Equipment expense                            1,808         1,676       1,656
 Data processing expense                        876           627         581
 Deposit assessment and related fees            109           155         164
 Restructuring costs                             -             -         554
 Other expense                                6,573         6,041       6,361
                                             20,739        19,058      19,530

Income before income taxes                   12,091        11,409       9,942
Applicable income taxes                       4,130         3,982       3,297

Net income                                  $ 7,961       $ 7,427     $ 6,645

Earnings per share                            $1.30         $1.20       $1.05

See notes to consolidated financial statements.


                                  [29]

                                  First United Corporation and Subsidiaries
                     Consolidated Statements of Changes in Shareholders' Equity

                                   (In thousands, except per share amounts)

                                                            Accumulated
                                                                       Total
                        Capital          Retained  Comprehensive  Shareholders'
                         Stock  Surplus  Earnings     Income        Equity

Balance at
  January 1, 1997          $64  $26,661  $29,877       $ 213         $56,815
Net unrealized gains on investment
securities, net of income tax
benefit of $40                                            64              64
Net income for the year                    6,645                       6,645
Comprehensive income                                                   6,709
Aquisition and retirement
of common stock             (1)  (3,200)                              (3,201)
Cash dividends-$.56 per share             (3,609)                     (3,609)
Balance at
  December 31, 1997         63   23,461   32,913         277           56,714
Net unrealized gains on
investment securities,
net of income tax benefit of $121                        192              192
Net income for the year                    7,427                        7,427
Comprehensive income                                                    7,619
Dividend reinvestment and stock
purchase plan                        28                                    28
Aquisition and retirement
of common stock            (1)   (2,105)                               (2,106)
Cash dividends-$.60 per share             (3,781)                      (3,781)
Balance at
  December 31, 1998        62     21,384   36,559        469           58,474
Net unrealized losses on
investment securities,
net of income tax benefit of$2,159                    (3,432)          (3,432)
Net income for the year                     7,961                        7,961
Comprehensive income                                                     4,529
Aquisition and retirement of
common stock              (1)     (1,115)                              (1,116)
Cash dividends-$.62 per share              (3,791)                     (3,791)
Balance at
  December 31, 1999       $61     $20,269  $40,729   ($2,963)          $58,096

See notes to consolidated financial statements.

                                       [30]


                       First United Corporation and Subsidiaries
                         Consolidated Statements of Cash Flows
                                    (In thousands)

                                                  Year ended December 31
                                             1999         1998         1997

Operating activities

Net income                                 $ 7,961      $ 7,427      $ 6,645
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for possible credit losses.        2,066        1,176          935
Provision for depreciation                   1,648        1,549        1,460
Net accretion and amortization of
investment security discounts and premiums    (210)         222         (116)
Gain on sale of investment securities         (115)        (238)         (91)
Increase in accrued interest receivable
and other assets                            (8,756)      (3,121)      (1,440)
Increase (decrease) in reserve for taxes,
interest and other liabilities               3,049          534         (236)
Net cash provided by operating activities    5,643        7,549        7,157
Investing activities
Proceeds from maturities and sales of
investment securities available for sale   185,527       59,775       74,960
Purchases of available for sale
investment securities                     (264,454)     (62,570)     (56,774)
Purchases of investment securities
    held-to-maturity                            -        (8,625)      (8,490)
Proceeds from maturities of investment
securities held-to-maturity                     -         5,530        6,048
Net increase in loans                      (61,171)     (68,108)     (59,079)
Purchase of premises and equipment          (2,272)      (1,435)      (1,379)
Net cash used in investing activities     (142,370)     (75,433)     (44,714)
Financing activities
Net increase (decrease) in demand deposits,
 NOW accounts and savings accounts          13,006       (1,180)       5,367
Net increase in certificates of deposit     74,066       12,620       42,154
Increase (decrease) in Federal Home Loan
Bank borrowings and other borrowed funds    39,425       58,350       (1,775)
Cash dividends paid                         (3,793)      (3,781)      (3,609)
Proceeds from issuance of common stock           -           28            -
Aquisition and retirement of common stock   (1,116)      (2,106)      (3,201)
Proceeds from issuance of other
long term debt                              23,000            -            -
Net cash provided by financing activities  144,588       63,931       38,936
Increase (decrease) in cash
   and cash equivalents                      7,861       (3,953)       1,379
Cash and cash equivalents at
    beginning of year                       13,633       17,586       16,207
Cash and cash equivalents at
    end of year                            $21,494      $13,633      $17,586


See notes to consolidated financial statements.

                                                [31]



                      First United Corporation and Subsidiaries
                      Notes to Consolidated Financial Statements
                       (in thousands, except per share amounts)

1. Summary of Significant Accounting Policies
Principles of Consolidation

   The accompanying financial statements of First United Corporation (Corp-oration) include the accounts of its wholly owned subsidiaries, First United Bank & Trust (Bank) and Oakfirst Life Insurance Corporation (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

Business
   First United Corporation is a registered bank holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust and Oakfirst Life Insurance Corporation. First United Bank & Trust prov-ides a complete range of retail and commercial banking services to a customer base serviced by a network of twenty-two offices and twenty-nine automated teller machines. This customer base includes individuals, businesses and var-ious governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust.

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

Investments
   Securities available-for-sale: Beginning in 1999, all security purchases are classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in the Corporation's shareholders' equity.
   Securities held-to-maturity: Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated as amoritized cost.
   The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

   At December 31, 1999 and 1998, there were no securities held in the invest-ment portfolio which were classified as held to maturity or trading.

Interest on Loans and Leases
   Interest on loans and leases is recognized based upon the principal amount outstanding. It is the Corporation's policy to generally discontinue the accrual of interest on loans (including impaired loans) when circumstances ind-icate that collection of principal or interest is doubtful. After a loan is placed on non-accrual, interest is recognized only to the extent of cash rec-eived.

Bank Premises and Equipment
   Bank premises and equipment are carried at cost, less accumulated provision for depreciation. The provision for depreciation for financial reporting generally has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 31.5 years for buildings and 4 to 20 years for equipment. The provision for depreciation for general tax purp oses and for the Alternative Minimum Tax generally has been made using the double-declining balance method and the ACRS method based on the estimated useful lives of the assets which range from 18 to 31.5 years for buildings and 4 to 10 years for equipment.


1. Summary of Significant Accounting Policies (continued)

Reserve for Credit Losses
   The reserve for credit losses is maintained at a level believed adequate by management to absorb potential losses. Management's determination of the ad-equacy of the loan loss reserve is based upon the impact of economic conditions


                                  [32]


on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgement, deserve current recognition. Management's evaluation is inherently subjective as it requires estimates concerning the underlying collateral values on impaired loans that may be susceptible to change.

Income Taxes
   The Corporation accounts for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liab-ilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is deter-mined by the change in the liability or asset for deferred taxes adjusted for changes in any deferred tax asset allowance.

Statement of Cash Flow
   The Corporation has defined cash and cash equivalents as those amounts inc-luded in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $25,593, $21,646, and $18,329 in interest on dep-osits and other borrowed funds for the years ending December 31, 1999, 1998, and 1997, respectively.

Earnings Per Share
   Earnings per share ("basic") was computed based on the weighted average number of common shares outstanding of 6,106, 6,209, and 6,343 for 1999, 1998, and 1997, respectively. The Corporation does not have any common stock equiv-alents.

Comprehensive Income
   On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement No. 130). State-ment No. 130 establishes standards for the reporting and disclosure of comp-rehensive income and its components in the financial statements. The adoption of Statement No. 130 had no impact on the Corporation's consolidated financial statements. For purposes of comparability, prior years' financial statements have been reclassified to conform to the requirements of Statement No. 130.
  Accumulated comprehensive represents the unrealized gains and losses on the Company's investment securities, net of income taxes. For the years ended December 31, 1999, 1998, and 1997 total comprehensive income, net income plus the change in unrealized gains on investment securities, amounted to $4,529 , $7,619, and $6,709 net of income taxes, respectively.

Business Segments
   Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," was effective July 1, 1998. This Statement establishes standards for the way public enterprises report information about operating segments in the financial statements. Based on the guidance provided by the Statement, the Corporation does not have more than one operating segment which would require additional disclosure in accordance with the Statement.

2. Regulatory Capital Requirements
   The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly add-itional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corp-oration and the Bank must meet specific capital guidelines that involve quantit-ative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
   Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.
   As of December 31, 1999, the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, minimum total risk-based, Tier I risk-based, and Tier I leverage ratios must be maintained. Management is not aware of any condition or event which has caused the well capitalized position to change.


                                 [33]


 2. Regulatory Capital Requirements (continued)

                                                               To Be Well
                                                            Capitalized Under
                                           For Capital      Prompt Corrective
                               Actual    Adequacy Purposes   Action Provisions

                         Amount  Ratio    Amount  Ratio      Amount     Ratio

December 31, 1999
Total Capital
(to Risk Weighted Assets)
   Consolidated         $87,607 15.03%   $46,635  8.00%      $58,293    10.00%
First United Bank        75,930 13.10%    46,377  8.00%       57,971    10.00%
Tier I Capital
 (to Risk Weighted Assets)
   Consolidated          80,264 13.77%    23,317  4.00%       34,976     6.00%
First United Bank        71,521 12.34%    23,189  4.00%       34,783     6.00%
Tier I Capital
 (to Average Assets)
   Consolidated          80,264 11.25%    21,396  3.00%       35,660     5.00%
First United Bank        71,521 10.82%    19,824  3.00%       33,039     5.00%
December 31, 1998
Total Capital
  (to Risk Weighted Assets)
  Consolidated          $61,778 13.40%   $36,870  8.00%      $46,099    10.00%
First United Bank        49,915 10.89%    36,665  8.00%       45,831    10.00%
Tier I Capital
  (to Risk Weighted Assets)
  Consolidated           58,474 12.68%    18,440  4.00%       27,660     6.00%
First United Bank        46,611 10.17%    18,332  4.00%       27,499     6.00%
Tier I Capital
  (to Average Assets)
   Consolidated          58,474  9.71%    18,073  3.00%       30,123     5.00%
First United Bank        46,611  8.07%    17,328  3.00%       28,880     5.00%

3. Investment Securities
   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement as amended is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 2000. As permitted, the Corporation early adopted this statement on July 1, 1998. Except for the reclassification described below, the adoption of Statement No. 133 did not have a material impact on the Corp-oration's consolidated financial statements as the Company does not enter into derivative contracts. In connection with the adoption of this statement, $25,266 million of the investment securities previously classified as held-to-maturity were reclassified to available-for-sale. As the securities were marked to market coincident with the reclassification, the change resulted in an increase of $25 million to other comprehensive income (net of taxes).

  The following is a comparison of amortized cost and market values of available-for-sale securities and held-to-maturity securities:


                                           Available-for-Sale Securities
                                             Gross         Gross
                                          Unrealized    Unrealized    Market
                                   Cost      Gains         Losses      Value
December 31, 1999

U. S. Treasury securities and
 obligations of U. S.
 government agencies            $ 50,895      $ 6         $ 1,421    $ 49,480
Obligations of states and
  political subdivisions          30,790       20           1,487      29,323
Mortgage-backed securities        62,702        -           1,712      60,990
U.S. corporate securities          9,704       40             272       9,472
Total debt securities            154,091       66           4,892     149,265
Equity securities                  1,300                                1,300

Totals                          $155,391     $ 66         $ 4,892    $150,565



                                     [34]


3. Investment Securities (continued)


                                       Available-for-Sale Securities
                                                 Gross       Gross
                                   Amortized   Unrealized  Unrealized   Market
                                    Cost        Gains       Losses      Value

December 31, 1998
U. S. Treasury securities and
 obligations of U. S.
 government agencies                $46,743      $277        $ 17      $47,003
Obligations of states and political
   subdivisions                      21,876       529          78       22,327
Mortgage-backed securities           23,628        68          59       23,637
U.S. corporate securities             2,604        44           -        2,648
Total debt securities                94,851       918         154       95,615
Equity securities                     1,113         -           -        1,113
Totals                              $95,964      $918        $154      $96,728


                                        Available-for-Sale Securities
                                              Gross        Gross
                               Amortized    Unrealized   Unrealized   Market
                                 Cost         Gains        Losses      Value
December 31, 1997
U. S. Treasury securities and
 obligations of U. S.
 government agencies             $41,434      $267         $ 8      $41,693
Obligations of states and political
subdivisions                       6,249       111           -        6,360
Mortgage-backed securities        16,917       108          25       17,000
Total debt securities            $64,600      $486        $ 33      $65,053

                                        Held-to-Maturity Securities
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Market
                                Cost        Gains        Losses       Value

December 31, 1997
Obligations of states and political
    subdivisions               $ 9,203        $178          $-       $ 9,381
U. S. corporate securities      15,896          83           3        15,976
Total debt securities           25,099         261           3        25,357
Equity securities                4,443           -           -         4,443
Totals                         $29,542        $261          $3       $29,800


   During the years ended December 31, 1999, 1998, and 1997, available-for-sale securities with a fair market value at the date of sale of $24.59, $33.76, and $4.83 million were sold. The gross realized gains on such sales totaled $14, $271, and $91 million. The gross realized losses on the sales were $25, $33, and $3 million. The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prep-ayment penalties. Equity securities consist of various money market accounts. These securities have no maturity and therefore are classified in the "Due after ten years" maturity line.


                                   [35]


3. Investment Securities (continued)

                                             Available-for-Sale Securities
                                                 Amortized       Market
                                                   Cost           Value

Due in one year or less                           $ 7,240        $ 7,239
Due after one year through five years              28,502         27,983
Due after five years through ten years             25,989         24,850
Due after ten years                                93,660         90,493
                                                 $155,391       $150,565

  At December 31, 1999, investment securities with a market value of $30,200 million were pledged to secure public and trust deposits as required or permitted by law.

4. Reserve for Possible Credit Losses
   Activity in the reserve for possible credit losses is summarized as follows:

                                                     1999     1998      1997

Balance at January 1                                $3,304   $2,654    $2,186
Provision charged to operating expense               2,066    1,176       935
                                                     5,370    3,830     3,121
Gross credit losses                                 (1,396)    (708)     (638)
Recoveries                                             435      182       171
Net credit losses                                     (961)    (526)     (467)
Balance at December 31                              $4,409   $3,304    $2,654


  Non-accruing loans were $379, $460, and $562 at December 31, 1999, 1998, and 1997, respectively. Interest income not recognized as a result of non-accruing loans was $4, $24, and $20 during the years ended December 31, 1999, 1998, and 1997, respectively.

5. Loans and Leases and Concentrations of Credit Risk

  The Corporation through its banking subsidiary is active in originating loans and leases to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland; and Mineral, Hardy, Berkeley and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The following table presents the Corporation's composition of credit risk by significant concentration.

                                                      December 31, 1999
                                                  Loans       Loan
                                                & Leases  Commitments   Total

Commercial, financial and agricultural         $ 55,556     $20,726   $ 76,282
Real estate-construction                          7,873       3,612     11,485
Real estate-mortgage                            278,564      20,389    298,953
Installment                                     219,035       3,676    222,711
Lease financing                                   6,433           -      6,433
Letters of credit                                 1,721       1,721      3,442
                                               $569,182     $50,124   $619,306


                                   [36]

5. Loans and Leases and Concentrations of Credit Risk (continued)

                                                    December 31, 1998
                                                 Loans      Loan
                                                & Leases Commitments    Total

Commercial, financial and agricultural        $ 80,399     $24,437    $104,836
Real estate-construction                        11,315       4,532      15,847
Real estate-mortgage                           286,514      20,375     306,889
Installment                                    129,477       3,369     132,846
Lease financing                                    129           -         129
Letters of credit                                1,138       1,138       2,276
                                              $508,972     $53,851    $562,823

  Loan commitments are made to accommodate the financial needs of the Corp-oration's customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, most letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management's credit assessment of the customer.

   Commercial, financial and agricultural loans are collateralized by real estate and equipment, and the loan-to-value ratios generally do not exceed 75 percent. Real estate mortgage loans are collateralized by the related property, and the loan-to-value ratios generally do not exceed 85 percent.

   Any consumer real estate mortgage loan exceeding a loan-to-value ratio of 85 percent requires private mortgage insurance. Installment loans are typically collateralized with loan-to-value ratios which are established based on the financial condition of the borrower and generally range from 80 percent to 90 percent of the amount of the loan. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

6. Bank Premises and Equipment

     The composition of Bank premises and equipment is as follows:

                                                        1999            1998

Bank premises                                         $ 9,428         $ 9,010
Equipment                                              15,138          13,245
                                                       24,566          22,255
Less accumulated depreciation                         (14,806)        (13,119)
    Total                                             $ 9,760         $ 9,136

  The Corporation recorded depreciation expense of $1,648, $1,549 and $1,460 in 1999, 1998, and 1997, respectively.

7. Fair Value of Financial Instruments

   As required by the Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Corporation has presented fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corp-oration's ability to actually realize these derived values cannot be assumed.

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

                              [37]

7. Fair Value of Financial Instruments (continued)

   The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows:

                                              1999              1998
                                        Carrying  Fair     Carrying  Fair
                                         Amount  Value     Amount   Value

Cash and due from banks                $ 20,879 $ 20,879 $ 13,633 $ 13,633
Federal funds sold                          615      615        0        0
Interest-bearing deposits in banks       20,750   20,750      363      363
Investment securities                   150,565  150,565   96,728   96,728
Federal Home Loan Bank stock              5,200    5,200    3,604    3,604
Loans                                   569,182  565,545  508,972  505,927
Deposits                                598,572  600,919  511,500  506,243
Federal Home Loan Bank borrowings and
other borrowed funds                    127,000  133,779   64,575   64,575


   The following methods and assumptions were used by the Corporation in est-imating its fair value disclosures for financial instruments:

   Cash and Cash Equivalents: The carrying amounts as reported in the statement of financial condition for cash and short-term instruments approximate those assets' fair values.

   Federal Funds Sold: The carrying amount of federal funds sold approximate their fair values.

   Interest-Bearing Deposits in Banks: The carrying amount of interest-bearing deposits maturing within ninety days approximate their fair values.

   Investment Securities: Fair values for investment securities are based on quoted market values.

   Federal Home Loan Bank Stock: The carrying value of Federal Home Loan stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

   Loans Receivable: For variable rate loans that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

   Deposit Liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable rate certificates of deposit approximate their fair values at the rep-orting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.

   Federal Home Loan Bank Borrowings and Other Borrowed Funds: The fair value of the Corporation's Federal Home Loan Bank borrowings is calculated based on the discounted value of contractural cash flows, using rates currently existing for borrowings from the Federal Home Loan Bank with similar remaining maturities. The fair value of the Corporation's other long-term debt, the trust issued guaranteed preferred beneficial interests in the Corporation's junior sub-ordinated deferrable interest debentures, is based upon its quoted market price.

   Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any der-ivative financial instruments at December 31, 1999 or 1998.


                                [38]

8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings

     Borrowings consist of the following:

 December 31, 1999
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first mortgage loans:
  Due August 25, 2004 @ 5.72%, convertible on August 25, 2002         $ 11,500
  Due February 4, 2008 @ 5.49%, convertible on February 4, 2003         10,000
  Due September 11, 2008 @ 4.69, convertible on September 11, 2000      25,000
  Due April 22, 2009 @ 5.01%, convertible on April 23, 2001             26,000
  Due August 6, 2009 @ 4.95, convertible on February 6, 2000            20,000
  Due September 8, 2009 @ 6.27%, convertible on September 8, 2004       11,500

  Trust issued guaranteed preferred beneficial interests in the
Corporation's Junior subordinated deferrable interest debentures
@ 9.375%, maturing in August 2029                                       23,000

                                                               Total  $127,000

December 31, 1998
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB advances and certain first mortgage loans:
  Due December 2, 1999 @ 5.15%                                         $24,575
  Due September 24, 2002 @ 5.66%                                         5,000
  Due February 4, 2008 @ 5.49%                                          10,000
  Due September 11, 2008 @ 4.69%                                        25,000
                                                                Total  $64,575

   The Corporation, through its banking subsidiary, First United Bank & Trust, has a credit agreement with the FHLB of Atlanta in an amount up to $227,000. The line of credit is secured with the first lien on the 1-4 family mortgage port-folio totaling $181,270 on December 31, 1999.

   First United Capital Trust (the Trust), a Delaware Business trust organized by the Corporation on July 19, 1999, issued $23,000 of aggregate liquidation amount of 9.375% Preferred Securities (the Capital Securities). The payment terms require the Trust to distribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 1999. Under the Federal Reserve
Board's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital ratios. For financial reporting purposes, the Trust is treated as a wholly owned subsidiary of the Corporation. The Capital Securities represent preferred undivided interests in the assets of the Trust, and are classified in the Corporation's consolidated balance sheet as other long term debt, with dis-tributions on the securities included in interest expense.

   The proceeds from the issuance of the Capital Securities were used by the Trust to purchase $23,000 aggregate principal amount of junior subordinated debentures (Junior Subordinated Debentures) issued by the Corporation to the Trust. The Junior Subordinated Debentures represent the sole asset of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.

   Holders of the Capital Securities receive preferential cumulative cash distributions quarterly on each distribution date at the distribution rate stated above unless the Corporation exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to 20 quarterly periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by the Corporation of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations of the Corporation under this guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of the Corporation.

  The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Deb-entures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more tax, investment company, or capital treatment events (Events) set forth in the indentures relating to the Capital Securities, and in

                                   [39]


whole or in part at any time after September 30, 2004, the stated optional redemption date, contemporaneously with the Corporation's optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity date at the Corporation's option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval.

  The Corporation's banking subsidiary First United Bank & Trust has established various unsecured lines of credit totaling $8,500 at various upstream correspondent banks. The Bank has also established a $8,000 reverse repurchase lines of credit with correspondent banks. As of December 31, 1999, the Corp-oration had no borrowings with these correspondent banks. The Corporation utilizes the lines to meet daily liquidity requirements and does not rely on lines as a source of long term liquidity.

  Maturities of FHLB advances and other borrowed funds are as follows:

         2000      -,    2001   -,    2002   -,   2003   -,     2004 11,500.

9. Income Taxes

   A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:

                                                1999         1998        1997

Income before income taxes                    $12,091      $11,409     $9,942
Statutory income tax rate                          34%          34%        34%
Income tax                                      4,111        3,879      3,380
State franchise tax, net of federal
  tax benefit                                     348          324        257
Effect of nontaxable interest and loan income    (516)        (430)      (390)
Effect of TEFRA interest limitation                67           47         37
Merger costs                                       31           16          -
Other                                              89          146         13
Income tax expense for the year                $4,130       $3,982     $3,297
Taxes currently payable                         4,710       $4,022     $3,568
Deferred taxes (benefit)                         (580)         (40)      (271)
Income tax expense for the year                $4,130       $3,982     $3,297

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                                              1999       1998

Deferred tax assets:

Reserve for possible credit losses                          $1,703     $1,083
Deferred loan origination fees                                 201        222
Merger costs                                                    47         16
Unrealized loss on real property                               123        119
Deferred compensation                                          161         58
Unrealized loss on investment securities                     1,864          -
Other                                                            9         10
Total deferred tax assets                                    4,108      1,508
Valuation allowance                                            (47)       (16)
Total deferred tax assets less valuation allowance           4,061      1,492

Deferred tax liabilities:

Pension                                                       (423)      (265)
Market discount                                                (22)       (98)
Excess depreciation                                           (443)      (407)
Employee compensation                                          (81)       (86)
Unrealized gain on investment securities                         -       (295)

                                        [40]



9. Income Tax (continued)


Prepaid expenses                                              (39)        (37)
Other                                                         (12)          1
Total deferred tax liability                               (1,020)     (1,187)
Net deferred tax asset                                     $3,041       $ 305

  The Corporation made income tax payments of $4,729, $3,406, and $2,920 for the years ending December 31, 1999, 1998 and 1997, respectively.

10. Employee Benefit Plans

   Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ( Statement No. 132 ), eff-ective for financial statements issued for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans.
It does not change the measurement or recognition of those plans. The adoption of Statement No. 132 did not have an impact on the Corporation's consolidated financial statements.

                                                            1999          1998

Change in Benefit Obligation
  Obligation at the beginning of the year                 $ 8,576       $ 7,143
  Service cost                                                401           308
  Interest cost                                               605           551
  Assumptions                                              (1,862)            -
  Actual (gain) loss                                          631         1,004
  Benefits paid                                              (380)         (430)
  Obligation at the end of the year                       $ 7,971       $ 8,576

Change in Plan Assets
  Fair value at the beginning of the year                 $10,278       $ 8,502
  Actual return on plan assets                                886         1,465
  Employer contribution                                       439           741
  Benefits paid                                              (381)         (430)
  Fair value at the end of the year                       $11,222       $10,278

Funded Status                                               3,252         1,701
Unrecognized actuarial gain                                (1,563)         (295)
Unrecognized prior service cost                               (26)          (28)
Unrecognized transition asset                                (606)         (644)
Prepaid benefit cost                                      $ 1,057         $ 734
Discount rate                                                8.00%         6.75%
Expected return on assets                                    8.25%         8.50%
Rate of pay increase                                         3.75%         3.75%

                                                    1999      1998       1997

Net Pension cost included the following:
Service costs-benefits earned during the year      $ 401     $ 308      $ 259
Interest cost on projected benefit obligation        605       552        494
Actual return on plan assets                        (886)   (1,465)    (1,097)
Net amortization and deferral                        (3)      718        453
Net pension expense included in employee benefits  $ 117     $ 113      $ 110


                                [41]

401(k) Profit Sharing Plan

   The First United Bank & Trust 401(k) Profit Sharing Plan ("the 401(k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute, through payroll deductions, up to 10% of their base salary, with contributions up to 6% of base salary matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $165, $162, and $120 in 1999, 1998, and 1997, respect-
ively.

11. Federal Reserve Requirements

   The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 1999, the daily average amount of these required reserves was approximately $8,633.

12. Restrictions on Subsidiary Dividends, Loans or Advances

   Banking law limits the amount of dividends which a bank can pay without ob-taining prior approval from bank regulators. Under this law the banking subsid-iaries could, without regulatory approval, declare additional dividends in 2000 of approximately $8,090 plus an additional amount equal to the net undistributed profits for 2000 up to the date of any such dividend declaration.

   Under Federal Reserve regulations, the banking subsidiaries are also limited to the amount they may loan to their affiliates, including the Corporation, un-less such loans are collateralized by specified obligations. Although no trans-fers were made, $8,761 in funds were available for transfer from the Bank to the Corporation in the form of loans as of December 31, 1999.

13. Parent Company Financial Information (Parent Company Only)

    Condensed Statements of Financial Condition

                                                     December 31,
                                                    1999      1998

Assets

Cash                                             $ 1,417   $ 1,286
Investment securities                              4,454     5,354
Investment in bank subsidiary                     69,584    46,611
Dividend receivable and other assets               1,216       436
Investment in non-bank subsidiary                  5,394     5,758
Total Assets                                     $82,065   $59,445

Liabilities and Shareholder's Equity
Dividends payable                                  $ 969     $ 971
Other long term debt                              23,000         -
Shareholders' equity                              58,096    58,474
Total Liabilities and Shareholder's Equity       $82,065   $59,445

                                               Year ended December 31

Condensed Statements of Income                     1999   1998    1997

Income:
Dividend income from subsidiaries                $2,500  $5,380 $ 5,335
Other income                                        368     335     334
Total income                                      2,868   5,715   5,669

Expense:
Other expenses                                      814       5      10
Total expense                                       814       5      10
Income before income taxes and equity in
  undistributed net income of subsidiaries        2,054   5,710   5,659
Applicable income taxes                              (3)     (8)     (8)

Equity in undistributed net income of subsidiaries:
 Bank                                             5,537   1,412     681
 Non-bank                                           373     313     313
 Net income                                      $7,961  $7,427  $6,645

                                         [42]

13. Parent Company Financial Information (Parent Company Only) (continued)

Condensed Statements of Cash Flows
                                                   Year ended December 31
                                                    1999     1998    1997

Operating activities
Net income                                        $7,961    $7,427 $ 6,645
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Undistributed equity in subsidiaries             (5,910)   (1,725)   (994)
Increase in other assets                            (780)     (330)      6
(Decrease) in other liabilities                        -       (30)   (888)
(Decrease) increase in dividends payable              (2)       34      35
Net cash provided by operating activities          1,269     5,376   4,804

Investing activities
Purchase of investment securities                 (2,871)     (114)   (205)
Proceeds from investment maturities                3,640     1,338     628
Net investment in subsidiaries                    20,000         -       -
Net cash (used in) provided by
  investing activities                           (19,231)    1,224     423

Financing activities
Cash dividends                                    (3,791)   (3,781) (3,609)
Proceeds from issuance of common stock                 -        28       -
Proceeds from issuance of other long term debt    23,000         -       -
Acquisition and retirement of common stock        (1,116)   (2,105) (3,201)
Net cash provided by (used in) financing
  activities                                      18,093    (5,858) (6,810)
Increase (decrease) in cash and cash equivalents     131       742  (1,583)
Cash and cash equivalents at beginning of year     1,286       544   2,127
Cash and cash equivalents at end of year          $1,417    $1,286  $  544


14. Commitments and Contingent Liabilities

   The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

   Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $9,771 of life, accident and health insurance in force at December 31, 1999. In accordance with state insurance laws, this subsidiary is capitalized at $5,390.

15. Related Party Transactions

   In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Corporation and its subsid-iaries. Pursuant to the Corporation's policy, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Changes in the dollar amount of loans outstanding to officers , directors and their associates were as follows for the years ended
December 31:

                                                 1999         1998       1997

Balance, January 1                             $7,934        $8,046     $7,981
Loans or advances                               3,055         3,303      5,239
Repayments                                     (1,188)       (3,415)    (5,174)
Balance, December 31                           $9,801        $7,934     $8,046


                                 [43]




16. Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998.

                                          Three months ended
                           March 31    June 30   September 30    December 31
1999
Interest income             $12,519    $13,007      $14,040        $15,277
Interest expense              5,892      6,027        6,906          8,321
Net interest income           6,627      6,980        7,134          6,956
Provision for possible
  credit losses                 425        411          560            670
Other income                  1,491      1,583        1,882          2,243
Other expenses                4,944      5,178        5,391          5,226
Income before income taxes    2,749      2,974        3,065          3,303
Applicable income taxes         934      1,026        1,057          1,113

Net income                  $ 1,815    $ 1,948      $ 2,008        $ 2,190

Earnings per share            $0.30      $0.31        $0.33          $0.36


                                         Three months ended
                           March 31    June 30    September 30   December 31

1998
Interest income             $11,226    $11,630       $12,002       $12,385
Interest expense              5,216      5,283         5,655         5,761
Net interest income           6,010      6,347         6,347         6,624
Provision for possible
 credit losses                  250        225           341           360
Other income                  1,559      1,510         1,648         1,589
Other expenses                4,747      4,950         4,756         4,596
Income before income taxes    2,572      2,682         2,898         3,257
Applicable income taxes         894        936         1,012         1,140

Net income                  $ 1,678    $ 1,746       $ 1,886       $ 2,117

Earnings per share            $0.27      $0.28         $0.30         $0.35

                                            [44]

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        None.

                                         PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual share-holders meeting to be held April 25, 2000, from pages 2 through 6.

Executive Officers of the Registrant are:

NAME                         POSITION                            AGE

William B. Grant        Chairman of the Board and                46
                        Chief Executive Officer

Robert W. Kurtz         President,                               53
                        Chief Financial Officer and
                        Secretary/Treasurer

Benjamin W. Ridder      Executive Vice President and             58
                        Director of Retail Banking

Jeannette R. Fitzwater  Senior Vice President and                39
                        Director of Human Resources

Philip D. Frantz        Senior Vice President and                39
                        Director of Operations & Support

Steven M. Lantz         Senior Vice President and                43
                        Director of Lending

Eugene D. Helbig, Jr.   Senior Vice President                    47
                        Senior Trust Officer

Frederick A. Thayer IV  Senior Vice President                    41
                        Director of Sales and CRA Officer


As defined by the rules and regulations of the Securities and Exchange Commission, family relationships exist among Directors, Nominees and Executive Officers. Director Frederick A. Thayer III is the father of Senior Vice President Frederick A. Thayer IV. Director I. Robert Rudy is the brother of Senior Vice President Jeannette Rudy Fitzwater. Director Karen F. Myers is a first cousin to Senior Vice President Philip D. Frantz. No other family relationships exist.

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

Mr. Lantz was appointed Senior Vice President and Director of Lending of the Corporation in 1997. He had been First Vice President and Commercial Services Manager of First United Bank & Trust since 1993.

                                 [45]

Item 10. Directors and Executive Officers of the Registrant (continued)

Mr. Helbig was appointed Senior Vice President in 1997 and Senior Trust Officer in 1993. He had been a First Vice President of First United Bank & Trust since 1993.

Mr. Thayer was appointed Senior Vice President and Director of Sales in 1997. Previously, he had been First Vice President, Regional Executive Officer and Regional Sales Manager of First United Bank & Trust since 1993.

Item 11. EXECUTIVE COMPENSATION

   Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 25, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

   Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 25, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from page 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 25, 2000, and from Note 15 on page 45 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

PART I V.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

The consolidated financial statements of the Corporation are listed on pages 25-43 of the Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules
No Financial Statement Schedules are required to be filed.

(3) Listing of Exhibits.
21.1-Subsidiaries of the Corporation, incorporated by reference on pages 3 of this Form 10-K.
23.1-Consent of Ernst & Young, LLP
27.1-Financial Data Schedule, filed electronically herewithin

(b) The Registrant filed one current report on Form 8-K for the year ended December 31, 1999, dated May 20, 1999, regarding the Bank's acquisition of Gonder Insurance Agency, Inc., a Maryland insurance agency.

                                   [46]
This page intentionally left blank.




[47]

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

                                 [48]
This page intentionally left blank.