Form 10-Q
period 2000-03-31
FIRST UNITED CORP/MD/
filed 2000-05-12
CIK 763907

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 2000

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

Common stock, $.01 Par value--6,080,273 shares outstanding as of March 31, 2000 Preferred stock, No par value--No shares outstanding as of March 31, 2000.











INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 2000
(Unaudited) and December 31, 1999.

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2000 and 1999.

     Consolidated Statement of Cash Flows (Unaudited) - Three months ended March 31, 2000 and 1999.

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

SIGNATURES




















FIRST UNITED CORPORATION
Consolidated Balance Sheet
                                                March 31,      December 31,
Assets                                            2000            1999
                                              (unaudited)
                                               -----------------------------
                                                     (in thousands)

    Cash and due from banks                       $17,212        $20,879
    Federal funds sold                                  -            615
    Interest-bearing deposits in banks                 86         20,750
    Investment securities:
        U.S. Treasury Securities                      595            896
        Obligations of other US
           Government Agencies                     43,899         48,584
        Obligations of State and
           Local Government                        30,055         29,323
        Other investments                          71,222         71,762
                                               -------------------------
         Total investment securities              145,771        150,565

    Federal Home Loan Bank stock, at cost           5,388          5,200

    Loans and Leases                              592,963        569,182
    Reserve for possible credit losses             (4,567)        (4,409)
                                               ---------------------------
               Net loans                          588,396        564,773

    Bank premises and equipment                     9,691          9,760

    Accrued interest receivable and other assets   20,152         20,738
                                               ---------------------------
          Total Assets                           $786,696       $793,280
                                               ============================


















FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                                   March 31,   December 31,
                                                     2000         1999
Liabilities and Shareholders' Equity              (unaudited)
                                                  ---------------------------
Liabilities                                             (in thousands)
    Non-interest bearing deposits                  $ 54,254     $ 54,012
    Interest bearing deposits                       536,474      544,560
                                                  ---------------------------
          Total deposits                            590,728      598,572
    Reserve for taxes, accrued interest, and
        other liabilities                             8,820        8,643
    Federal Home Loan Bank borrowings
        and other borrowed funds                    127,380      127,000
    Dividends payable                                   968          969
                                                  ---------------------------
          Total  Liabilities                        727,896      735,184


Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,080 shares at March 31,
    2000, 6,085 outstanding at December
    31, 1999, and 6,130 outstanding at
    March 31, 1999                                      61           61

    Surplus                                         20,195       20,269

    Retained earnings                               41,769       40,729

    Accumulated comprehensive income                (3,225)      (2,963)
                                                 ---------------------------
          Total Shareholders' Equity                58,800       58,096
                                                 ---------------------------
          Total Liabilities and
          Shareholders' Equity                    $786,696     $793,280
                                                 ============================










FIRST UNITED CORPORATION
Consolidated Statement Of Income
(in thousands, except per share data)                  Three Months
                                                     Ended March 31,
                                                     2000        1999
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 12,328    $ 11,013
Interest on investment securities:
        Taxable                                       2,444       1,198
        Exempt from federal income tax                  362         265
                                                     --------------------
                                                      2,806       1,463
Interest on federal funds sold                           77          43
                                                     --------------------
Total interest income                                15,211      12,519
Interest expense
  Interest on deposits:
        Savings                                         163          87
        Interest-bearing transaction accounts         1,167         859
        Time, $100,000 or more                        1,615       1,083
        Other time                                    3,328       3,020
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
		 funds                                    1,842         843
                                                     --------------------
Total interest expense                                8,115       5,892
                                                     --------------------
Net interest income                                   7,096       6,627
Provision for possible credit losses                    563         425
                                                     --------------------
Net interest income after provision
     for possible credit losses                       6,533       6,202

Other operating income
        Trust department income                         500         419
        Service charges on deposit accounts             509         539
        Insurance premium income                        180          63
        Security (losses)gains                          (44)          2
        Other income                                    667         468
                                                     --------------------
        Total other operating income                  1,812       1,491












Other operating expenses
        Salaries and employees benefits                2,749       2,399
        Occupancy expense of premises                    274         261
        Equipment expense                                437         404
        Data processing expense                          283         198
        Deposit assessments and related fees              35          24
        Other expense                                  1,590       1,658
                                                     --------------------
           Total other operating expenses              5,368       4,944
                                                     --------------------
        Income before income taxes                     2,977       2,749
        Applicable income taxes                          976         934
                                                      --------------------
                 Net income                           $2,001      $1,815
                                                      ====================
                 Earnings per share                    $0.33       $0.30
                                                      ====================

                 Dividends per share                   $0.16      $0.155
                                                      ====================



































FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                       Three Months
                                                      Ended March 31,
                                                       2000     1999
                                                    --------------------
                                                        (Unaudited)
Operating activities
Net Income                                          $ 2,001    $ 1,815
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses                  563        425
  Provision for depreciation                            711        407
  Net accretion and amortization of investment
       security discounts and premiums                   (8)      (63)
  Realized loss (gain) on sale
       of investment securities                          44        (2)
 (Decrease)  increase in accrued interest
       and other assets                                 586      (260)
  Increase in reserve for taxes accrued interest
       and other liabilities                            176      1,353
                                                   --------------------
Net cash provided by operating activities             4,073      3,675

Investing activities
Proceeds from maturities of available-for-
     sale securities                                104,574     26,892
Purchases of available-for-sale securities          (79,602)   (29,303)
Net increase in loans                               (24,186)   (16,541)
Purchases of premises and equipment                    (642)      (597)
                                                    -------------------
Net cash used in investing activities                   144    (19,549)

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                           380      1,425
Net increase in demand deposits,
     NOW accounts and savings accounts                4,087      6,771
Net (decrease) increase in certificates of deposits (11,931)    19,052
Cash dividends paid or declared                        (961)      (917)
Acquisition and retirement of Common Stock              (74)      (407)
 Net cash (used in)provided by                      -------------------
     financing activities                            (8,499)     25,924

Cash and cash equivalents at beginning of the year   21,494     13,633
(Decrease) increase in cash and cash equivalents     (4,282)    10,050
                                                   --------------------
Cash and cash equivalents at end of period          $17,212    $23,683
                                                   ====================




FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 2000

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

  Earnings per share are based on the weighted average number of shares outstanding of 6,081 and 6,153 for the three months ended
March 31, 2000 and 1999, respectively.


Note B - Accumulated Comprehensive Income
    Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first three months of 2000 and 1999, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $1,739 million and $1,468 million, net of income taxes, respectively.




















Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended March 31, 2000 totaled $2.00 million, which is $.18 million more than was recorded for the first quarter of 1999. This translates into $.33 per share for the current period. For the same quarter of 1999, each share earned $.30. Return on Average Equity (ROAE) decreased from 13.56%, at December 31, 1999, to 13.10% as of March 31, 2000. Return on Average Equity was 12.60% as of March 31, 1999.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation of the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 58.71% for the period ended March 31, 2000. This represents a slight decline in efficiency from year end 1999 when the ratio was 58.06%.

   Fee income from our Business Manager, PrimeVest, and Trust Sevices has increased 16.50% or $.94 million compared to the same period in 1999. Driven by these three income sources, other operating income increased 10.55% in comparison to March 31, 1999. Other operating income for the first quarter of 2000 was $1.81 million compared to $1.50 million for the same period in 1999. Other operating expense for the first quarter of 2000 was $5.37 million compared to $4.94 million for the same period in 1999. This 8.70% increase is a direct result of salaries and employee benefits increasing from $ 2.40 million in 1999 to $ 2.75 million in 2000. This represents an increase of 14.58%, primarily due to the purchase of Gonder Insurance Agency in the second quarter of 1999 and the Corporation's continued policy of rewarding employees for exceeding their goals.

   Loan growth in the first quarter continued to be strong. In the first quarter, net loans grew $23.63 million to a total of $588.40 million. The growth for the same quarter of 1999 was $16.12 million, bringing the total to
$521.78 million.   The $23.63 million in net loan growth has been well
diversifed. Installment loans continue to increase, increasing $8.96 million. Mortgage loans increased $6.10 miilion with $2.80 million of that growth being in the commercial arena. Business lines of credit and leases have also contributed to the growth, increasing $4.23 miilion and $3.24 million respectively.

   As a result of our loan growth, interest income at March 31, 2000 was $15.21 million compared to $12.52 million at March 31, 1999. This toatl represents an increase of $2.69 million or 21.49%.

    Total investment securities, interest bearing deposits and Federal Home Loan Bank stock have decreased in total $25.27 million or 16.71% since December 31, 1999. Proceeds from a fourth quarter 1999 mortgage loan sale were used to purchase short term investment securities which upon maturity were used to fund new loans.




                                     -09-
    The corporation's interest expense year to date was $2.23 million higher than was recorded for the same period in 1999. The increase in expense can be attributed to deposit growth of $53.41 million from March 31, 1999 to March 31, 2000 as well as growth of $61.38 million in Federal Home Loan Bank Borrowings and other borrowed funds in the same time frame. The deposits of the Corporation have decreased $7.84 million since December 31, 1999. The decrease was caused by the maturity of a $12.00 million brokered certificate of deposit which matured and was not renewed. Excluding this deposit, core deposits grew $4.16 million or 0.71%. Although Federal Home Loan Bank borrowings and other borrowed funds only increased $0.38 million since December 31, 1999, the year end totals included additional funding that was on hand for potential year 2000 needs. This additional liquidity was used to fund most of the first quarter loan growth. As always, it is of the utmost importance that we constantly evaluate the funding sources available to the Corporation to choose the one that not only provides the greatest cost benefit but also allows us the flexiblity to be competitive in today's market place.


   Net interest income for the first three months of 2000 increased 7.09% from the same period in 1999, to a total of $7.10 million. The result was a Corporate net interest margin of 3.92% in comparison to the net interest margin of 4.23% for the ending 1999. The decline can be attributed to the intense competition for tradtional deposits which has driven our cost of funds upward and the addition of the $23.00 million in Trust Preferred Securities during the third quarter of 1999. These securities bear interest at 9.375%. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Return on Average Assets (ROAA) has decreased 18.55% to 1.01% at March 31, 2000 compared to 1.12% at December 31, 1999.

   The provision for possible credit losses was $0.56 million for the first three months of 2000 compared to $0.43 million for the same period in 1999.
Net charge-offs for the first three months were $0.41 million, which equates to 0.03% of our net loan total of $592.96 million. For the same period of 1999, net charge-offs were $0.04 million or 0.01% of the March 31, 1999 net loan total of $521.78 million. The increase in provision for possible credit losses was made to maintain an adequate reserve in light of the strong loan growth experienced year to date and to provide for the increase in net charge-offs.
Our loan quality continues to be strong as demonstrated by the over 30 day delinquency ratio of 1.16% of gross loans, a number which compares very favorably with our peers. Nonperforming loans were 0.63% of total loans as of March 31, 2000, and our loan loss reserve was 0.77% of total representing 120.95% of nonperforming loans.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                   March 31, 2000
                                                  ----------------
Balance at the Beginning of the period                  $4,409
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                   9
    Real estate - mortgage                                  36
    Installment loans to individuals                       437
                                                  ----------------
                                                           482
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                   6
    Real estate - mortgage                                   1
    Installment loans to individuals                        70
                                                  ---------------
                                                            77
                                                  ---------------
Net Charge-offs                                            405
                                                  ---------------
Additions charged to operations                            563
                                                  ---------------
Balance at end of period                                $4,567
                                                  ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period                      .03%
                                                  ===============

Risk Elements of Loan Portfolio

	The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings.
Further, the Bank has no potential problem loans other than those in the table below. First United's non-accrual loans decreased $.22 million in the first quarter of 2000 from the year end total of $.38 million.

                                              March 31   December 31
                                                2000         1999
                                            ----------------------
     Non-accrual loans                          $158         $379
     Accruing loans past due 90 days or more     858          763

Information with respect to non-accrual loans at March 31, 2000 and December 31,1999 are as follows:

     Non-accrual Loans                           $158        $379
     Interest income that would have been recorded
       under original terms                         3           7
     Interest income recorded during the period     1           3

   A strength of First United has always been its capital position. Shareholders' equity remained strong at $58.80 million, a 1.20% increase from December 31, 1999, which was $58.10 million. Risk based capital, which is an expression of the Corporation's stability and security was 15.22%, which is greater than the 15.03% reported at December 31, 1999. Both are in excess of the regulatory minimum of 8.00%.

   The Corporation through First United Capital Trust, a Delaware Business Trust, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities on August 25, 1999. The payment terms require the Trust to distribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999.

   The proceeds from the issuance of the Preferred Securities were used by the Trust to purchase $23 million aggregate principal amount of junior subordinated debentures issued by the Company to the Trust. These debentures, which are included in the Corporation's risk based capital calculations, were issued to enhance the capital position of First United Bank & Trust and to allow the Bank to continue its growth. The debentures are scheduled to mature on September 30, 2029. The Trust may redeem the Preferred Securities, in whole or in part, if the Trust repays the junior subordinated debentures on or after September 30, 2004.

    On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5 percent or 309,048 shares. As of March 31, 2000 the Corporation has repurchased 421,189 shares at a price of $7.37 million. This represents 6.47% of the approved 10 percent. No shares were repurchased during the first quarter of 2000.

   The Corporation paid a cash dividend of $.16 on February 1, 2000. On March 15, 2000, the Corporation declared another dividend of an equal amount, to be paid May 1, 2000, to shareholders of record at April 20, 2000.


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


Date      5/10/00          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      5/10/00          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      5/10/00
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      5/10/00
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer