Form 10-Q
period 2000-06-30
FIRST UNITED CORP/MD/
filed 2000-08-15
CIK 763907

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 2000

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

Common stock, $.01 Par value--6,080,568 shares outstanding as of

June 30, 2000 Preferred stock, No par value--No shares

outstanding as of June 30, 2000.

-01-

INDEX

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2000

(unaudited) and December 31, 1999.

Consolidated Statements of Income (unaudited) - For the three and six

Months ended June 30, 2000 and 1999.

Consolidated Statements of Cash Flows (unaudited) - For the six months ended June 30, 2000 and 1999.

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

SIGNATURES

-02-

FIRST UNITED CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

June 30, December 31

Assets 2000 1999

--------------------------

(unaudited)

Cash and due from banks $22,254 $20,879

Federal funds sold - 615

Interest-bearing deposits in banks 512 20,750

Investment securities:

U.S. Treasury Securities 596 896

Obligations of other U.S.

Government Agencies 43,888 48,584

Obligations of State and

Local Government 23,031 29,323

Other investments 73,209 71,762

------------------------

Total investment securities 140,724 150,565

Federal Home Loan Bank stock, at cost 6,325 5,200

Loans and Leases 615,540 569,182

Reserve for possible credit losses (5,068) (4,409)

------------------------

Net loans 610,472 564,773

Bank premises and equipment 9,959 9,760

Accrued interest receivable and other assets 22,163 20,738

------------------------

Total Assets $812,409 $793,280

============================

-03-

FIRST UNITED CORPORATION

Consolidated Balance Sheets

(in thousands, except per share data)

June 30, December 31,

2000 1999

Liabilities and Shareholders' Equity -----------------------

(unaudited)

Liabilities

Non-interest bearing deposits $ 59,512 $54,012

Interest bearing deposits 532,753 544,560

-----------------------

Total deposits 592,265 598,572

Reserve for taxes, accrued interest, and

other liabilities 8,955 8,643

Federal Home Loan Bank borrowings

and other borrowed funds 149,945 127,000

Dividends payable 967 969

-----------------------

Total Liabilities 752,132 735,184

Shareholders' Equity

Preferred stock -no par value

Authorized and unissued; 2,000 Shares

Capital Stock -par value $.01 per share:

Authorized 25,000 shares; issued and

outstanding 6,081 shares at June 30,

2000, and 6,085 outstanding at December

31, 1999, 61 61

Surplus 20,199 20,269

Retained earnings 43,407 40,729

Accumulated comprehensive income (3,390) (2,963)

----------------------

Total Shareholders' Equity 60,277 58,096

----------------------

Total Liabilities and

Shareholders' Equity $812,409 $793,280

======================

-04-

FIRST UNITED CORPORATION

Consolidated Statements Of Income

(in thousands, except per share data) Six Months

Ended June 30,

2000 1999

-------------------

(unaudited)

Interest income

Interest and fees on loans and leases $ 25,456 $ 22,462

Interest on investment securities:

Taxable 4,631 2,436

Exempt from federal income tax 663 523

------------------

5,294 2,959

Interest on federal funds sold 92 105

------------------

Total interest income 30,842 25,526

Interest expense

Interest on deposits:

Savings 327 250

Interest-bearing transaction accounts 2,441 1,744

Time, $100,000 or more 3,138 2,450

Other time 6,711 5,811

Interest on Federal Home Loan Bank

borrowings and other borrowed

funds 3,956 1,664

------------------

Total interest expense 16,573 11,919

------------------

Net interest income 14,269 13,607

Provision for possible credit losses 1,513 836

------------------

Net interest income after provision

for possible credit losses 12,756 12,771

Other operating income

Trust department income 1,000 837

Service charges on deposit accounts 1,025 993

Insurance premium income 460 168

Securities losses (124) -

Other income 1,304 1076

--------------------

Total other operating income 3,665 3,074

-05-

Other operating expenses

Salaries and employees benefits 5,579 5,006

Occupancy expense of premises 539 480

Equipment expense 904 811

Data processing expense 545 415

Deposit assessments and related fees 88 54

Other expense 3,186 3,356

--------------------

Total other operating expenses 10,841 10,122

--------------------

Income before income taxes 5,580 5,723

Applicable income taxes 1,773 1,960

--------------------

Net income $3,807 $3,763

====================

Earnings per share $0.63 $0.61

====================

Dividends per share $0.32 $0.31

====================

-06-

FIRST UNITED CORPORATION

Consolidated Statements Of Income

(in thousands, except per share data) Three Months

Ended June 30,

2000 1999

-------------------

(unaudited)

Interest income

Interest and fees on loans and leases $ 13,128 $ 11,449

Interest on investment securities:

Taxable 2,187 1,238

Exempt from federal income tax 301 258

--------------------

2,488 1,496

Interest on federal funds sold 15 62

--------------------

Total interest income 15,631 13,007

Interest expense

Interest on deposits:

Savings 164 77

Interest-bearing transaction accounts 1,274 885

Time, $100,000 or more 1,523 1,367

Other time 3,383 2,877

Interest on Federal Home Loan Bank

borrowings and other borrowed

funds 2,114 821

--------------------

Total interest expense 8,458 6,027

-------------------

Net interest income 7,173 6,980

Provision for possible credit losses 950 411

--------------------

Net interest income after provision

for possible credit losses 6,223 6,569

Other operating income

Trust department income 500 418

Service charges on deposit accounts 516 454

Insurance premium income 280 105

Securities (losses) (80) -

Other income 637 606

--------------------

Total other operating income 1,853 1,583

-07-

Other operating expenses

Salaries and employees benefits 2,830 2,607

Occupancy expense of premises 265 219

Equipment expense 467 407

Data processing expense 262 217

Deposit assessments and related fees 53 30

Other expense 1,596 1,698

--------------------

Total other operating expenses 5,473 5,178

--------------------

Income before income taxes 2,603 2,974

Applicable income taxes 797 1,026

--------------------

Net income $1,800 $1,948

====================

Earnings per share $0.30 $0.31

====================

Dividends per share $0.16 $0.155

====================

-08-

FIRST UNITED CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Six Months

Ended June 30,

2000 1999

--------------------

(unaudited)

Operating activities

Net Income $ 3,807 $ 3,763

Adjustments to reconcile net income to net

cash provided by operating activities:

Provision for possible credit losses 1,513 836

Provision for depreciation 787 803

Net accretion and amortization of investment

security discounts and premiums (14) 138

Realized loss on sale of investment securities 124 10

Increase in accrued interest and other assets (1,425) (2,858)

Increase in reserve for taxes accrued interest

and other liabilities 312 205

--------------------

Net cash provided by operating activities 5,104 2,897

Investing activities

Proceeds from maturities of available-for-

sale securities 150,513 37,160

Purchases of available-for-sale securities (122,229) (38,251)

Net increase in loans (46,262) (42,421)

Purchases of premises and equipment (986) (951)

-------------------

Net cash used in investing activities (18,964) (44,463)

Financing activities

Increase in Federal Home Loan Bank borrowings

and other borrowed money 22,945 22,225

Net increase in demand deposits,

NOW accounts and savings accounts 4,974 5,248

Net (decrease) increase in certificates of deposits (11,281) 22,413

Cash dividends paid or declared (1,948) (2,421)

Acquisition and retirement of Common Stock (70) (987)

-------------------

Net cash provided by financing activities 14,620 46,478

Cash and cash equivalents at beginning of the year 21,494 13,633

Increase in cash and cash equivalents 760 4,912

--------------------

Cash and cash equivalents at end of period $22,254 $18,545

====================

-09-

FIRST UNITED CORPORATION

Note to Unaudited Consolidated Financial Statements

June 30, 2000

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted

accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments

considered necessary for a fair presentation, consisting of

normal recurring items have been included. Operating results for the three and six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year

ending December 31, 2000. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the

Company's annual report on Form 10-K for the year ended December

31, 1999.

Earnings per share are based on the weighted average number of shares outstanding of 6,081 and 6,127 for the six months ended

June 30, 2000 and 1999, respectively and 6,081 and 6,140 for the three months ended June 30, 2000 and 1999, respectively.

Note B - Accumulated Comprehensive Income

Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes.

During the first six months of 2000 and 1999, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $3,380 million and $2,090 million, net of income taxes, respectively.

Part I. Financial Information

Item II. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Consolidated net income for the six months ended June 30, 2000 totaled

$3.81 million, which is $.04 million more than was recorded for the six months ended June 30, 1999. This translates into $.63 per share for the current period six month period. For the same period of 1999, each share earned $.61. Annualized Return on Average Equity (ROAE)decreased from 12.98%

for the six months ended June 30, 1999, to 12.34% for the six months ended

June 30, 2000.

The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation of the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 59.13% for the period ended June 30, 2000. This represents a decline in efficiency from year-end 1999 when the ratio was 58.06%.

Fee income from our Business Manager, PrimeVest, and Trust Services has increased 20.34% or $.24 million for the six months ended June 30, 2000 compared to the same period in 1999. Driven by these three income sources, other operating income increased 19.23% to $3.67 million in comparison to June 30,

1999. Other operating expense for the first six months of 2000 was $10.84 million compared to $10.12 million for the same period in 1999. This 7.11% increase is a direct result of salaries and employee benefits increasing from $5.01 million in 1999 to $5.58 million in 2000. The increase of 11.45% in salaries and employee benefits is primarily due to the purchase of Gonder Insurance Agency in the second quarter of 1999 and the Corporation's continued

policy of rewarding its employees for exceeding their goals.

In the first six months of 2000, net loans grew $45.70 million to a total of $610.47 million. The growth for the same period of 1999 was $41.58 million, bringing the total to $547.25 million. The $45.70 million in net loan growth has been well diversified. Installment loans continue to increase, increasing $14.41 million. Mortgage loans increased $20.94 million with $8.78 million of that growth being in the commercial arena. Business lines of credit and leases have also contributed to the growth, increasing $5.17 million and $5.27 million respectively.

As a result of our loan growth, interest income for the six months ended

June 30, 2000, was $30.84 million compared to $25.53 million for the same period in 1999. This total represents an increase of $5.32 million or 20.83%.

Total investment securities, interest bearing deposits and Federal

Home Loan Bank stock has decreased a total $28.95 million or 16.41% since December 31, 1999. Proceeds from a fourth quarter 1999 mortgage loan sale were used to purchase short term investment securities which upon maturity were used to fund new loans.

The corporation's interest expense year to date was $4.65 million higher than was incurred for the same period in 1999. The increase in expense can be attributed to deposit growth of $53.10 million from June 30, 1999 to June 30, 2000 as well as growth of $63.15 million in Federal Home Loan Bank borrowings and other borrowed funds in the same time frame. The deposits of the Corporation have decreased $6.31 million since December 31, 1999, due in part to the maturity of a $12.00 million brokered certificate of deposit which matured and was not renewed. Excluding this deposit, core deposits grew $5.69 million or 0.96%. Federal Home Loan Bank borrowings and other borrowed funds increased $22.95 million since December 31, 1999. These additional borrowings were also used to fund most of the second quarter loan growth. As always, it is of utmost importance that we constantly evaluate the funding sources available to the Corporation to choose the one that not only provides the greatest cost benefit but also allows us the flexibility to be competitive in today's marketplace.

Net interest income for the first six months of 2000 increased

4.87% from the same period in 1999, to a total of $14.27 million. The result was a Corporate net interest margin of 3.91% in comparison to the net interest margin of 4.23% for the year ending 1999. The decline can be attributed to the intense competition for traditional deposits which has driven our cost of funds upward and the addition of the $23.00 million in Trust Preferred securities during the third quarter of 1999. These securities bear interest at 9.375%. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Annualized Return on

Average Assets (ROAA) has decreased 15.05% to .96% for the six months ended June

30, 2000 compared to 1.13% for the six months ended June 30,1999.

The provision for possible credit losses was $1.51 million for the first six months of 2000 compared to $.84 million for the same period in 1999. Net charge-offs for the first six months were $0.855 million,

which on an annualized basis equates to 0.30% of average net loans of $586.05 million. For the same period of 1999, net charge-offs were $.39 million or on an annualized basis, .15% of the June 30, 1999 average net loans of $522.88 million. In addition to covering net charge offs, the increase in the provision for possible credit losses was made to maintain an adequate reserve in light of the strong loan growth experienced year to date. Our loan quality continues to be strong as demonstrated by the over 30-day delinquency ratio of 1.18% of gross loans, a number which compares very favorably with our peers. Non-performing loans were .36% of total loans as of June 30, 2000, and our loan loss reserve was 0.83% of total loans representing 232.91% of non-performing loans.

Summary of Loan Loss Experience

ANALYSIS OF THE RESERVE FOR POSSIBLE CREDIT LOSSES

June 30, 2000

----------------

Balance at the Beginning of the period $4,409

Charge-offs:

Domestic:

Commercial, financial and agricultural 9

Real estate - mortgage 37

Installment loans to individuals 969

----------------

1,015

----------------

Recoveries:

Domestics:

Commercial, financial and agricultural 7

Real estate - mortgage 4

Installment loans to individuals 149

---------------

160

---------------

Net Charge-offs 855

---------------

Additions charged to operations 1,514

---------------

Balance at end of period $5,068

===============

Annualized ratio of net charge-offs during the

period to average loans outstanding during

the period .28%

===============

Risk Elements of Loan Portfolio

The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank has no potential problem loans other than those in the table below. As of June 30, 2000, First United's non-accrual loans decreased $.23 million from the year end total of $.38 million.

June 30 December 31

2000 1999

----------------------

Non-accrual loans $148 $379

Accruing loans past due 90 days or more 2,028 763

Information with respect to non-accrual loans at June 30, 2000 and

December 31,1999 are as follows:

Non-accrual Loans $148 $379

Interest income that would have been recorded

under original terms 2 7

Interest income recorded during the period 6 3

A strength of First United has always been its capital position.

Shareholders' equity remained strong at $60.28 million, a 3.76%

increase from December 31, 1999, which was $58.10 million. Risk based capital, which is an expression of the Corporation's stability and security was 15.02%, which is slightly less than the 15.03% reported at December 31, 1999. Both are in excess of the regulatory minimum of 8.00%.

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

5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5 percent or 309,048 shares. As of June

30, 2000, the Corporation has repurchased 421,189 shares at a price of $7.37 million. This represents 6.47% of the approved 10 percent. No shares were repurchased during the first six months 2000 for the period ending June 30, 2000.

The Corporation paid a cash dividend of $.16 on May 1,

2000. On June 21, 2000, the Corporation declared another dividend of an equal amount, to be paid August 1, 2000, to shareholders of record at

July 20, 2000.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

First United Corporation's annual meeting of

Shareholders' was held on April 25, 2000. The only

item ratified by 2000 proxy vote was the election of

six directors.

Item 5. Other Information.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on

its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date 8/10/00 /s/ WILLIAM B. GRANT

---------- ----------------------------------------

William B. Grant, Chairman of the Board

and Chief Executive Officer

Date 8/10/00 /s/ Robert W. Kurtz

---------- ----------------------------------------

Robert W Kurtz, President and Chief

Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date 8/10/00

---------- ----------------------------------------

William B. Grant, Chairman of the

Board and Chief Executive Officer

Date 8/10/00

---------- ---------------------------------------

Robert W. Kurtz, President and Chief

Financial Officer


</TEXT>

</DOCUMENT>

<DOCUMENT>

<TYPE> EX-27

<TEXT>

<ARTICLE> 9




<PERIOD-TYPE> YEAR

<FISCAL-YEAR-END> DEC-31-2000

<PERIOD-END> MAR-31-2000

<CASH> 22254

<INT-BEARING-DEPOSITS> 512

<FED-FUNDS-SOLD> 0

<TRADING-ASSETS> 0

<INVESTMENTS-HELD-FOR-SALE> 140724

<INVESTMENTS-CARRYING> 144114

<INVESTMENTS-MARKET> 140724

<LOANS> 615540

<ALLOWANCE> 5068

<TOTAL-ASSETS> 812409

<DEPOSITS> 592265

<SHORT-TERM> 27945

<LIABILITIES-OTHER> 9922

<LONG-TERM> 122000

<COMMON> 61

<PREFERRED-MANDATORY> 0

<PREFERRED> 0

<OTHER-SE> 60216

<TOTAL-LIABILITIES-AND-EQUITY> 812409

<INTEREST-LOAN> 25456

<INTEREST-INVEST> 5294

<INTEREST-OTHER> 92

<INTEREST-TOTAL> 30842

<INTEREST-DEPOSIT> 12617

<INTEREST-EXPENSE> 16573

<INTEREST-INCOME-NET> 14269

<LOAN-LOSSES> 1513

<SECURITIES-GAINS> (124)

<EXPENSE-OTHER> 10841

<INCOME-PRETAX> 5580

<INCOME-PRE-EXTRAORDINARY> 5580

<EXTRAORDINARY> 0

<CHANGES> 0

<NET-INCOME> 3807

<EPS-PRIMARY> .63

<EPS-DILUTED> 0

<YIELD-ACTUAL> 3.91

<LOANS-NON> 148

<LOANS-PAST> 2028

<LOANS-TROUBLED> 0

<LOANS-PROBLEM> 0

<ALLOWANCE-OPEN> 0

<CHARGE-OFFS> 1015

<RECOVERIES> 160

<ALLOWANCE-CLOSE> 5068

<ALLOWANCE-DOMESTIC> 5068

<ALLOWANCE-FOREIGN> 0

<ALLOWANCE-UNALLOCATED> 0



</TEXT>

</DOCUMENT>

</SUBMISSION>