Form 10-Q
period 2000-09-30
FIRST UNITED CORP/MD/
filed 2000-11-13
CIK 763907

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2000

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

Common stock, $.01 Par value--6,080,568 shares outstanding as of September 30, 2000 Preferred stock, No par value--No shares outstanding as of September 30, 2000.











INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 2000
(unaudited) and December 31, 1999.

     Consolidated Statements of Income (unaudited) - For the three and nine Months ended September 30, 2000 and 1999.

     Consolidated Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2000 and 1999.

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

SIGNATURES




















FIRST UNITED CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)
                                             September 30,     December 31
Assets                                            2000            1999
                                               --------------------------
                                              (unaudited)

    Cash and due from banks                       $21,019      $20,879
    Federal funds sold                                  -          615
    Interest-bearing deposits in banks                 78       20,750
    Investment securities:
        U.S. Treasury Securities                      598          896
        Obligations of other U.S.
           Government Agencies                     46,162       48,584
        Obligations of State and
           Local Government                        22,152       29,323
        Other investments                          73,619       71,762
                                               ------------------------
         Total investment securities              142,531      150,565

    Federal Home Loan Bank stock, at cost           6,572        5,200

    Loans and Leases                              615,497      569,182
    Reserve for possible credit losses             (5,185)      (4,409)
                                               ------------------------
               Net loans                          610,312      564,773

    Bank premises and equipment                    10,239        9,760

    Accrued interest receivable and other assets   21,258       20,738
                                               ------------------------
          Total Assets                           $812,009     $793,280
                                               ========================


















FIRST UNITED CORPORATION
Consolidated Balance Sheets
(in thousands, except per share data)

                                               September 30,   December 31,
                                                     2000         1999
Liabilities and Shareholders' Equity            -----------------------
                                                  unaudited)
Liabilities
    Non-interest bearing deposits                  $ 52,624     $54,012
    Interest bearing deposits                       552,884     544,560
                                                -----------------------
          Total deposits                            605,508     598,572
    Reserve for taxes, accrued interest, and
        other liabilities                             9,117       8,643
    Federal Home Loan Bank borrowings
        and other borrowed funds                    134,875     127,000
    Dividends payable                                   966         969
	                                            -----------------------
          Total  Liabilities                        750,466     735,184


Shareholders' Equity
    Preferred stock -no par value;
    authorized and unissued 2,000 shares

    Capital Stock -par value $.01 per share;
    authorized 25,000 shares; issued and
    outstanding 6,081 shares at September 30,
    2000, and 6,085 outstanding at December
    31, 1999,                                           61           61

    Surplus                                         20,199       20,269

    Retained earnings                               43,732       40,729

    Accumulated comprehensive income                (2,449)     (2,963)
                                                 ----------------------
          Total Shareholders' Equity                61,543       58,096
                                                 ----------------------
          Total Liabilities and
          Shareholders' Equity                    $812,009     $793,280
                                                 ======================










FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Nine Months
                                                   Ended September 30,
                                                     2000        1999
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 39,017    $ 34,525
Interest on investment securities:
        Taxable                                       6,825       3,989
        Exempt from federal income tax                  932         835
                                                     ------------------
                                                      7,757       4,824
Interest on federal funds sold                          108         217
                                                     ------------------
Total interest income                                46,882      39,566

Interest expense
  Interest on deposits:
        Savings                                         489         538
        Interest-bearing transaction accounts         3,674       2,736
        Time, $100,000 or more                        4,903       3,542
        Other time                                   10,444       9,122
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
             funds                                    6,191       2,887
                                                     ------------------
Total interest expense                               25,701      18,825
                                                     ------------------
Net interest income                                  21,181      20,741
Provision for possible credit losses                  1,906       1,396
                                                     ------------------
Net interest income after provision
     for possible credit losses                      19,275      19,345

Other operating income
        Trust department income                       1,540       1,269
        Service charges on deposit accounts           1,518       1,470
        Insurance premium income                        742         520
        Securities (losses) gains                      (124)        116
        Other income                                  2,071       1,581
                                                   --------------------
        Total other operating income                  5,747       4,956








Other operating expenses
        Salaries and employee benefits                 8,430      7,628
        Occupancy expense of premises                    821        731
        Equipment expense                              1,358      1,258
        Data processing expense                          809        646
        Deposit assessments and related fees             143         84
        Other expense                                  4,764      5,166
                                                   --------------------
           Total other operating expenses             16,325     15,513
                                                   --------------------
        Income before income taxes                     8,697      8,788
        Applicable income taxes                        2,789      3,017
                                                   --------------------
                 Net income                           $5,908     $5,771
                                                   ====================
                 Earnings per share                    $0.97      $0.94
                                                   ====================

                 Dividends per share                   $0.48      $0.47
                                                   ====================


































FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Three Months
                                                   Ended September 30,
                                                     2000        1999
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 13,561    $ 12,063
Interest on investment securities:
        Taxable                                       2,194       1,553
        Exempt from federal income tax                  269         312
                                                   --------------------
                                                      2,463       1,865
Interest on federal funds sold                           16         112
                                                   --------------------
Total interest income                                16,040      14,040

Interest expense
  Interest on deposits:
        Savings                                         162         288
        Interest-bearing transaction accounts         1,233         992
        Time, $100,000 or more                        1,765       1,092
        Other time                                    3,733       3,311
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
                 funds                                2,235       1,223
                                                   --------------------
Total interest expense                                9,128       6,906
                                                    -------------------
Net interest income                                   6,912       7,134
Provision for possible credit losses                    393         560
                                                   --------------------
Net interest income after provision
     for possible credit losses                       6,519       6,574

Other operating income
        Trust department income                         540         432
        Service charges on deposit accounts             493         477
        Insurance premium income                        282         352
        Securities gains                                 -          106
        Other income                                    767         515
                                                   --------------------
        Total other operating income                  2,082       1,882










Other operating expenses
        Salaries and employees benefits                2,851      2,622
        Occupancy expense of premises                    282        251
        Equipment expense                                454        447
        Data processing expense                          264        231
        Deposit assessments and related fees              55         30
        Other expense                                  1,578      1,810
                                                   --------------------
           Total other operating expenses              5,484      5,391
                                                   --------------------
        Income before income taxes                     3,117      3,065
        Applicable income taxes                        1,016      1,057
                                                   --------------------
                 Net income                           $2,101     $2,008
                                                   ====================
                 Earnings per share                    $0.34      $0.33
                                                   ====================

                 Dividends per share                   $0.16     $0.155
                                                   ====================

































FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                       Nine Months
                                                   Ended September 30,
                                                       2000     1999
                                                   --------------------
                                                        (unaudited)
Operating activities
Net Income                                          $ 5,908    $ 5,771
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses                1,906      1,396
  Provision for depreciation                          1,148      1,990
  Net accretion and amortization of investment
       security discounts and premiums                   17       191
  Realized loss (gain) on sale of investment
       securities                                       124       (116)
  Increase in accrued interest and other assets        (520)    (7,671)
  Increase in reserve for taxes, accrued interest
       and other liabilities                            473      2,722
                                                   --------------------
Net cash provided by operating activities             9,056      4,283

Investing activities
Proceeds from maturities of available-for-
     sale securities                                181,506    104,311
Purchases of available-for-sale securities         (155,126)  (163,515)
Net increase in loans                               (46,102)   (60,602)
Purchases of premises and equipment                  (1,627)    (2,372)
                                                    -------------------
Net cash used in investing activities               (21,349)  (122,178)

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                         7,875      44,425
Net increase in demand deposits,
     NOW accounts and savings accounts                4,035      15,671
Net increase in certificates of deposits              2,901     62,547
Cash dividends paid or declared                      (2,923)     (2,841)
Proceeds from Issuance of Long Term Debt                         23,000
Acquisition and retirement of Common Stock              (70)     (1,115)
                                                    -------------------
Net cash provided by financing activities            11,818     141,687

Cash and cash equivalents at beginning of the period 21,494      13,633
Increase (decrease) in cash and cash equivalents       (475)     23,792
                                                   --------------------
Cash and cash equivalents at end of period          $21,019     $37,425
                                                   ====================




FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 2000

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December
31, 1999.

  Earnings per share are based on the weighted average number of shares outstanding of 6,081,000 and 6,113,000 for the nine months ended September 30, 2000 and 1999, respectively and 6,081,000 and 6,085,000 for the three months ended September 30, 2000 and 1999, respectively.


Note B - Accumulated Comprehensive Income
    Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first nine months of 2000 and 1999, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $6.42 million and $3.45 million, net of income taxes, respectively.

Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the nine months ended September 30, 2000 totaled $5.91 million, which is $.14 million more than was recorded for the nine months ended September 30, 1999. This translates into $.97 per share for the current period. For the same period of 1999, each share earned $.94. Annualized Return on Average Equity (ROAE)decreased from 13.19% for the nine months ended September 30, 1999, to 12.69% for the nine months ended
September 30, 2000.

    The efficiency ratio is a key measuring tool for profitability and operating efficiency. The calculation of the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 59.25% for the nine months ended September 30, 2000. This represents a decline in efficiency from year-end 1999 when the ratio was 58.06%.

   Fee income from our Business Manager, PrimeVest, and Trust Services has increased 22.22% or $.40 million for the nine months ended September 30, 2000 compared to the same period in 1999. Driven by these three income sources, other operating income increased 15.96% to $5.75 million in comparison to September 30, 1999. Other operating expense for the first nine months of 2000 was $16.33 million compared to $15.51 million for the same period in 1999.
This 5.29% increase is a direct result of salaries and employee benefits increasing from $7.63 million in 1999 to $8.43 million in 2000. The increase of 10.49% in salaries and employee benefits is primarily due to the purchase of Gonder Insurance Agency in the second quarter of 1999 and the Corporation's continued policy of rewarding its employees for exceeding their goals.

    In the first nine months of 2000, net loans grew $45.54 million to a total of $610.31 million. The growth for the same period of 1999 was $59.21 million, bringing the total to $564.77 million. The $45.54 million in net loan
growth has been well diversified.   Installment loans continue to increase,
increasing $1.77 million. Mortgage loans increased $31.70 million with $12.62 million of that growth being in the commercial portfolio. Business lines of credit and consumer auto leases have also contributed to the growth, increasing $5.82 million and $5.87 million respectively.

    As a result of our loan growth, interest income for the nine months ending September 30, 2000, was $46.88 million compared to $39.57 million for the same period in 1999. This represents an increase of $7.31 million or 18.48%.

    Total investment securities, interest bearing deposits, and Federal
Home Loan Bank stock have decreased a total $27.34 million or 15.48% since December 31, 1999. Proceeds from a fourth quarter 1999 mortgage loan sale were used to purchase short term investment securities which upon maturity were used to fund new loans during the current year.

    The Corporation's interest expense year to date was $6.88 million higher than was incurred for the same period in 1999. The increase in expense can be attributed to deposit growth of $15.79 million from September 30, 1999 to September 30, 2000 as well as growth of $2.88 million in Federal Home Loan Bank borrowings and other borrowed funds during the same time frame. Deposits have increased $6.94 million since December 31, 1999. Federal Home Loan Bank borrowings and other borrowed funds increased $7.88 million since December 31, 1999. These additional borrowings were used to fund part of the current year's loan growth. As always, it is of utmost importance that we constantly evaluate the funding sources available to the Corporation to choose the one that not only provides the greatest cost benefit but also allows us the flexibility to be competitive in today's marketplace.

   Net interest income for the nine months of 2000 increased 2.13% from the same period in 1999, to a total of $21.18 million. The result was a Corporate net interest margin of 3.83% in comparison to the net interest margin of 4.44% for the year ending 1999. The decline can be attributed to the intense competition for traditional deposits which has driven our cost of funds upward and the addition of the $23.00 million in Trust Preferred securities during the third quarter of 1999. These securities bear interest at 9.375%. Although the margin is within the expectations of the Corporation, varying market conditions and rising deposit costs constantly cause us to reevaluate our acceptable margin on loans and deposits. Annualized Return on Average Assets (ROAA) has decreased 12.50% to .98% for the nine months ended September 30, 2000 compared to 1.12% for the nine months ended September 30,1999.

     The provision for possible credit losses was $1.91 million for the first nine months of 2000 compared to $1.40 million for the same period in 1999. Net charge-offs for the first nine months of 2000 were $1.13 million, which on an annualized basis equates to 0.26% of average net loans of $597.51 million. For the same period of 1999, net charge-offs were $.79 million or on an annualized basis, .20% of the September 30, 1999 average net loans of $538.52 million. In addition to covering current net charge-offs, the increase in the provision for possible credit losses was made to maintain an adequate reserve in light current charge-off experience and loan growth. Our loan qual-ity continues to be strong as demonstrated by the over 30-day delinquency ratio of 1.21% of gross loans, a number which compares very favorably with our peers. Non-performing loans were .44% of gross loans as of September 30, 2000, and our loan loss reserve was 0.84% of gross loans representing 191.40% of non-perform-ing loans.

Summary of Loan Loss Experience


      ANALYSIS OF THE RESERVE FOR POSSIBLE CREDIT LOSSES

                                                 September 30, 2000
                                                  ----------------
Balance at the Beginning of the period                  $4,409
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                  23
    Real estate - mortgage                                  64
    Installment loans to individuals                     1,269
                                                  ----------------
                                                         1,356
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                   9
    Real estate - mortgage                                   6
    Installment loans to individuals                       210
                                                  ---------------
                                                           225
                                                  ---------------
Net Charge-offs                                          1,131
                                                  ---------------
Additions charged to operations                          1,907
                                                  ---------------
Balance at end of period                                $5,185
                                                  ===============
Annualized ratio of net charge-offs during the
  period to average loans outstanding during
  the period                                               .26%
                                                  ===============

Risk Elements of Loan Portfolio

        The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide
3. The Bank has no foreign loans or loans defined as troubled debt restructur-ings. Further, the Bank has no potential problem loans other than those in the table below. As of September 30, 2000, First United's non-accrual loans increased $1.48 million from the year end total of $.38 million. One commercial loan accounts for $1.00 million of this increase. The loan is well secured, and the Corporation does not anticipate a loss.

                                           September 30   December 31
                                                2000         1999
                                            ----------------------
     Non-accrual loans                        $1,864         $379
     Accruing loans past due 90 days or more     845          763

Information with respect to non-accrual loans at September 30, 2000 and December 31,1999 are as follows:

     Non-accrual Loans                         $1,864        $379
     Interest income that would have been recorded
       under original terms                         9           7
     Interest income recorded during the period    37           3

   A strength of First United has always been its capital position. Shareholders' equity remained strong at $61.54 million, a 5.92% increase from December 31, 1999, which was $58.10 million. Risk based capital, total qualifying capital divided by risk-weighted assets, was 15.01%, which is slightly less than the 15.03% reported at December 31, 1999. Both are in excess of the regulatory minimum of 8.00%.

   The Corporation through First United Capital Trust, a Delaware
Business Trust, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities on August 25, 1999. The payment terms require the Trust to distribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999.

   The proceeds from the issuance of the Preferred Securities were used by the Trust to purchase $23 million aggregate principal amount of junior sub-ordinated debentures issued by the Company to the Trust. These debentures, which are included in the Corporation's risk based capital calculations, were issued to enhance the capital position of First United Bank & Trust and to allow the Bank to continue its growth strategies. The debentures are scheduled to mature on September 30, 2029. The Trust may redeem the Preferred Secur-ities, in whole or in part, if the Trust repays the junior subordinated debentures on or after September 30, 2004.

    On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's manage-ment to repurchase an additional 5 percent or 309,048 shares. As of September 30, 2000, the Corporation has repurchased 421,189 shares at a cost of $7.37 million. This represents 6.47 percent of the approved 10 percent. No shares were repurchased during the nine month period ending September 30, 2000.

   The Corporation paid a cash dividend of $.16 on August 1, 2000. On September 20, 2000, the Corporation declared another dividend of an equal amount, to be paid November 1, 2000, to shareholders of record at October 20, 2000.


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


Date      11/13/00          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date     11/13/00          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      11/13/00
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      11/13/00
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer