Form 10-K
period 2000-12-31
FIRST UNITED CORP/MD/
filed 2001-03-22
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION FORM 10-K
WASHINGTON, DC 20549

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000
OR

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained here-in, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001: Common Stock $.01 Par Value-$79,807,455

   The number of shares outstanding of the registrant's classes of common stock as of February 28, 2001: 6,080,568 Shares

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the annual share-holders meeting to be held April 24, 2001, are incorporated by reference into
Part III.

                                      [1]

                            First United Corporation
                                Table of Contents

PART I
Item 1. Business .......................................................... 3-6
Item 2. Properties .......................................................... 6
Item 3. Legal Proceedings ................................................... 7
Item 4. Submission of Matters to a Vote of Security Holders ................. 7

PART II
Item 5. Market for the Registrant's Common Stock and Related Shareholder
        Matters ........................................................... 7-8
Item 6. Selected Financial Data ............................................. 8
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................. 8-23
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.......... 24
Item 8. Financial Statements and Supplementary Data ..................... 24-43
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................... 43

PART III
Item 10. Directors and Executive Officers of the Registrant.............. 44-45
Item 11. Executive Compensation............................................. 45
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 45
Item 13. Certain Relationships and Related Transactions .................... 45

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 45
Signatures ................................................................. 47

                                      [2]

                                     PART I

Item 1. BUSINESS

FIRST UNITED CORPORATION
   First United Corporation (the "Corporation") headquartered in Oakland, Maryland, is a one-bank holding company with two non-bank subsidiaries. The Corporation was organized under the laws of the State of Maryland in 1985.

   First United Bank & Trust, a Maryland state chartered company, Oakfirst Life Insurance Corporation, an Arizona reinsurance company, and First United Capital Trust, a Delaware statutory business trust are the only direct subsid-iaries of the Corporation.

FIRST UNITED BANK & TRUST

   First United Bank & Trust is a commercial bank whose predecessor bank, First United National Bank & Trust, was originally chartered in 1900. The deposits of First United Bank & Trust are insured by the Federal Deposit Insurance Corpor-ation (FDIC).

   First United Bank & Trust operates twenty-two banking offices, five facil-ities in Garrett County, Maryland, six in Allegany County, Maryland, three in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia, two in Berkeley County, West Virginia and one in Hardy County, West Virginia. First United Bank & Trust also operates a total of thirty Automated Teller Machines (ATM's), thirteen of which are located in Garrett County, Maryland, seven in Allegany County, Maryland, two in Washington County, Maryland, four in Frederick County, Maryland, and one each in Mineral, Hampshire, Berkeley,and Hardy Counties in West Virginia. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Wash-ington and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geo-graphical area consists of indi-viduals, businesses and various governmental units. The services provided by First United Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United Bank & Trust provides full brokerage services through a networking arrangement with Prime-Vest Financial Services, Inc., a full service broker-dealer. First United Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 2000, First United Bank & Trust had total deposits of $649.98 million and total loans of $614.65 million. The total market value of assets under the supervision of the Trust Department was approximately $287.78 million.

   First United Bank & Trust has three wholly owned subsidiaries. First United Auto Finance, LLC, is a Maryland limited liability company that engages in the business of indirect automobile leasing which was formed by First United Bank & Trust in October, 1998. Gonder Insurance Agency, Inc. is a full line insurance agency located in Oakland, Maryland, which First United Bank & Trust acquired in May, 1999. OakFirst Loan Center, Inc. is a finance company located in Martinsburg, West Virginia, formed in May, 2000.

OAKFIRST LIFE INSURANCE CORPORATION

   Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of the Corporation.

FIRST UNITED CAPITAL TRUST

   First United Capital Trust (the "Trust") is a Delaware Business Trust organ-ized by the Corporation on July 19, 1999. The Trust issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities in August 1999. See note 8 of the consolidated financial statements for additional disclosure.

                                      [3]

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

Supervision and Regulation of Banking Entities

   The Corporation is a registered bank holding company subject to regulation and examination by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (the "Act"). The Corporation is required to file with the board of governors, quarterly and annual reports and any add-itional information that may be required according to the Act. The Act also requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned. The Act also prohibits a bank holding company, with certain exceptions, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in non-banking activities. One of the principal exceptions to these provisions is engaging in or acquiring shares of a company engaged in activities found by the Federal Reserve Board to be so closely related to banking or managing banks as to be a proper incident thereto.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted in December 1991. FDICIA was primarily designed to provide add-itional financing for the FDIC by increasing its borrowing ability. The FDIC was given the authority to increase deposit insurance premiums to repay any such borrowing. In addition, FDICIA identifies capital standard categories for financial institutions: well capitalized, adequately capitalized, undercapital-ized, significantly undercapitalized, and critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Pursuant to FDICIA, undercapitalized institutions must submit recapitalization plans, and a holding company controlling a failing institution must guarantee such institution's compliance with its plan.

   In 1999, deposits insured by the Bank Insurance Fund ("BIF") were assessed by the Financing Corporation ("FICO") at one-fifth the rate applicable to de-posits insured by the Savings Association Insurance Fund ("SAIF"). When Con-gress imposed this rate differential in 1996, it also provided that the diff-erential would terminate at the end of the 1999 calendar year. Therefore, beginning with assessments paid for the period starting January 1, 2000, insured institutions were assessed at the same FICO rate for both BIF and SAIF-insured deposits. As a result, the Bank paid $.12 million of FDIC premiums in 2000 and $.05 million in 1999, respectively.

   FDICIA also requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to opera-tions, management, asset quality and executive compensation and permits regul-atory action against a financial institution that does not meet such standards. The statute also imposes limitations on certain mergers and consolidations between insured depository institutions with different home states.

   First United Bank & Trust is also a Maryland chartered trust company. Its operation is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Federal Reserve Board, the FDIC, and the State of Maryland. The Corporation is examined periodically by the Federal Reserve Board and the state banking subsidiary is regularly examined by the FDIC and Maryland Commissioner of Financial Regulation. Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance.

   In accordance with Federal Reserve regulations, the subsidiary bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations.

Governmental Monetary and Credit Policies and Economic Controls

   The earnings and growth of the banking industry and ultimately of First United Bank & Trust are affected by the monetary and credit policies of govern-mental authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the

                                      [4]

instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate of member bank borrowings, and changes in reserve require-ments against member bank deposits. These means are used in varying combina-tions to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The mone-tary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

   In view of changing conditions in the national economy and in the money mar-kets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees

   At December 31, 2000, the Corporation and its subsidiaries employed approxi-mately 372 individuals, of whom 80 were officers, 175 were full-time employees, and 117 part-time employees.

Executive Officers of the Corporation

   Information concerning the executive officers of the Corporation is con-tained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held April 24, 2001, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant," incorporated herein.

Risk Factors

   The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation.

   Regulatory Risks. The banking industry is subject to many laws and regula-tions. Regulations protect depositors, not shareholders. These regulations and laws may increase the Bank's operating expenses and may affect the Bank's earn-ings and also put the Bank at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

   Exposure to Local Economic Conditions. Most of the Bank's loans are made to borrowers located in the Maryland and West Virginia counties in which the Bank and its branches are located. A decline in local economic conditions may affect the Bank's earnings.

   Credit Risks and Inadequacy of Loan Loss Reserve. When borrowers default and do not repay the loans made to them by the Bank, the Bank loses money. Exper-ience shows that some borrowers either will not pay on time or will not pay at all. Then, the Bank will cancel, or "write off," the defaulted loan or loans. A "write off " reduces the Bank's reserve for possible credit losses. The Bank accounts for losses by reserving what it believes to be an adequate amount to absorb any anticipated losses. If the Bank's reserve for possible credit losses is not sufficient, the Bank would have to record a larger loss provision, reducing current period earnings.

   Interest Rate Risk. The Bank's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Bank earns less. Because interest rates are influenced by competition, the Bank cannot control its net interest income.

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

                                      [5]

   No Assurance of Growth. The Bank's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Bank's branch locations, avoidance of credit losses, and hiring and training of personnel. Many of these factors are beyond the Bank's control.

   Competition. Other banks and non-banks, including savings and loan associa-tions, credit unions, insurance companies, leasing companies, small loan com-panies, finance companies, and mortgage companies, compete with the Bank. Some of the Bank's competitors offer services and products that the Bank does not offer. Larger banks and non-bank lenders can make larger loans and service larger customers. Changes in the law now permit interstate banking which may increase competition. Increased competition may decrease the Bank's earnings.

   No Assurance of Cash or Stock Dividends. Whether dividends may be paid to shareholders depends on the Bank's earnings, its capital needs, law and regu-lations, and other factors. The Bank's payment of dividends in the past does not mean that the Bank will be able to pay dividends in the future.

   Stock Not Insured. Investments in the shares of the Corporation's common stock are not deposits that are insured against loss by the government.

   Risk Involved in Acquisitions. Part of the Bank's growth may come from buying other banks, companies, or offices or branches of these banks or com-panies. A newly purchased bank or company or branch may not be profitable after the Bank buys it and may lose money, particularly at first. The new bank, com-pany or branch may bring with it unexpected liabilities or bad loans, bad employee relations, or the new bank, company or branch may lose customers.

   Risk of Claims. Customers may sue the Bank for losses due to the Bank's alleged breach of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the Bank's failure to comply with applic-able laws and regulations, or many other reasons. Also, employees of the Bank conduct all of the Bank's business. The employees may knowingly or unknowingly violate laws and regulations. Bank management may not be aware of any viola-tions until after their occurrence. This lack of knowledge will not insulate the Bank from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Bank's profitability and hurt its financial condition.

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

   Anti-Takeover Effects of Certain Charter and Bylaws Provisions. The Corpor-ation's Articles of Incorporation and Bylaws divide the Corporation's Board of Directors into three classes and each class serves for a staggered three-year term. No director may be removed except for cause, and then only by a vote of at least two-thirds of the total eligible shareholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Corporation. These provisions may discourage or make it more difficult for another company to buy or merge with the Corporation or mayaffect the market price of the Corp-oration's common stock.

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

   The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 2000, 1999, and 1998 was $.29, $.28, and $.32 million, respectively.

                                      [6]

Item 3. LEGAL PROCEEDINGS

   The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the finan-cial condition of the Corporation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

   The common stock of First United Corporation is listed on The Nasdaq Stock Market SM . There are 25,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 2000, was 6,080,568. As of December 31, 2000, the Corporation had approximately 2,358 holders of record of its common stock. There are also 2,000,000 shares of preferred stock author-ized with no shares outstanding as of December 31, 2000. The following tables reflect the high and low trades during the period, as well as the closing price for the years ended December 31, 2000 and 1999.

2000                            High       Low       Close
1st Quarter                    $14.69     $ 9.50    $ 9.50
2nd Quarter                     12.25       9.50     10.88
3rd Quarter                     11.50      10.00     10.75
4th Quarter                     11.00       9.50     10.38

1999                            High       Low       Close
1st Quarter                    $18.00     $15.88    $16.25
2nd Quarter                     16.13      15.00     15.38
3rd Quarter                     15.50      14.50     14.50
4th Quarter                     15.13      13.25     14.44

Cash Dividends

Cash dividends were paid by the Corporation on the dates indicated as follows:

                                            2000      1999
February                                   $.16      $.155
May                                        $.16      $.155
August                                     $.16      $.155
November                                   $.16      $.155

Quotes for the Stock can be found on The Nasdaq Stock Market SM under the symbol "FUNC." Market Makers for the Stock are:

Ferris Baker Watts      Advest, Inc.            Scott and Stringfellow, Inc.
12 North Liberty St.    90 State House Square   909 East Main Street
Cumberland, MD 21502    Hartford, CT 06103      Richmond, VA 23219
(301) 724-7161          (860) 509-1000          (804) 643-1811
(800) 776-0629          (800) 797-9642          (800) 552-7757

113 S. Potomac St.
Hagerstown, MD 21740
(301) 733-7111
(800) 344-4413

                                      [7]

   On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. On April 29, 1998, the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repur-chase an additional 5% or 309,048 shares. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 2000, 422,489 shares or 6.49% of the previously outstanding shares have been repurchased and retired under the Plan authorized by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
                        2000      1999      1998      1997      1996
Balance Sheet Data
Total Assets          $847,589  $793,280  $641,114  $569,030  $523,621
Total Deposits         649,977   598,572   511,500   500,060   452,539
Total Net Loans        609,553   564,773   505,668   438,738   380,594
Total Borrowings       122,000   127,000    64,575     6,225     8,000
Total Shareholders'
      Equity            65,511    58,096    58,474    56,714    56,815

Operating Data
Interest Income       $ 63,148  $ 54,843  $ 47,242  $ 43,348  $ 39,273
Interest Expense        35,039    27,146    21,915    18,978    16,376
Net Interest Income     28,109    27,697    25,327    24,370    22,897
Provision for Credit
      Losses             2,198     2,066     1,176       935       749
Other Operating Income   8,157     7,199     6,316     6,037     4,869
Other Operating Expense 21,995    20,739    19,058    19,530    17,394
Income Before Tax       12,073    12,091    11,409     9,942     9,623
Income Tax               3,762     4,130     3,982     3,297     3,144
Net Income             $ 8,311   $ 7,961   $ 7,427   $ 6,645   $ 6,479
Per Share Data
Net Income ............. $1.37     $1.30     $1.20     $1.05     $1.00
Dividends Paid .........  0.64      0.62      0.60      0.56      0.51
Book Value ............ $10.77     $9.55     $9.50     $9.05     $8.82

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This section presents management's discussion and analysis of the financial condition and results of operations of First United Corporation and subsidi-aries (collectively, the "Corporation") including First United Bank & Trust (the "Bank"), Oakfirst Life Insurance Corporation, Gonder Insurance Agency, Inc., First United Auto Finance, LLC, OakFirst Loan Center, Inc., and First United Capital Trust.

   This discussion and analysis should be read in conjunction with the finan-cial statements which appear elsewhere in this report.

                                      [8]

EARNINGS ANALYSIS

Overview

   The Corporation's net earnings for 2000 increased to $8.31 million, or 4.40% over the $7.96 million reported for 1999. Earnings for the year represent a record level of performance for the Corporation, exceeding the previous record set in 1999. Return on average assets was 1.03%, 1.12%, and 1.24% in 2000, 1999, and 1998, respectively.

   The return on average shareholders' equity for 2000 decreased to 13.40% from the 13.56% reported in 1999. The return on average shareholders' equity was 12.92% in 1998. Earnings per share increased to $1.37 in 2000 from $1.30 in 1999 and $1.20 in 1998.

Forward-Looking Statements

   The Corporation has made certain "forward-looking" statements with respect to this discussion. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" informa-tion as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest rate environment, competitive factors in the marketplace, and business risk associated with credit extensions and trust activities, and other risk factors discussed under the heading "Risk Factors," beginning on page 5 above. These and other factors could lead to actual results that differ materially from man-agement's statements regarding future performance.

Net Interest Income

   Net interest income, the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds, continued to be the primary source of earnings. Changes in interest rates, account balances, and the mix of earning assets and interest bearing funding sources affect this component of earnings.

   Growth in earning assets spurred an increase in total interest income of 15.15% in 2000, from $54.84 million in 1999 to $63.15 million in 2000. Strong growth in deposits and increasing interest rates caused total interest expense to increase 29.08%, from $27.15 million in 1999 to $35.04 million in 2000. Interest on Federal Home Loan Bank borrowings and other borrowed funds increased $3.20 million. Rising rates on the Corporation's borrowings from the Federal Home Loan Bank of Atlanta coupled with new borrowings and other long-term debt totaling $46 million in the third quarter of 1999 caused this increase. The net effect of these changes was a 1.49% increase in net interest income to $28.11 million in 2000 from $27.70 million in 1999. Table 3 analyzes the changes in net interest income attributable to volume and rate components.

   For analytical purposes, net interest income is adjusted to a taxable equiv-alent basis. This adjustment facilitates performance comparisons between tax-able and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were tax-able at the statutorily applicable rate. In 2000, rising rates caused net interest income to decrease $1.48 million; however, volume caused net interest income to increase $1.86 million. The taxable equivalent net interest margin decreased to 3.79% in 2000 from 4.23% in 1999 and 4.56% in 1998. Table 2 com-pares the components of the net interest margin and the changes occurring between 2000, 1999, and 1998.

Allowance for Possible Credit Losses

   The reserve for possible credit losses is based on management's continuing evaluation of the quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, ade-quacy of collateral, past and anticipated loss experience, and the amount of non-performing loans and leases.

                                      [9]

   The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is ana-lyzed with general allowances and specific allocations being made as appro-priate. For general allowances, the previous eight quarters of loss activity are used in the estimation of potential loss rates in the current portfolio. These historical loss rates are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance.
The qualitative factors are updated each quarter by the gathering of inform-ation from internal, regulatory, and governmental sources. Specific allocations are made for those loans in which the collateral value is less than the out-standing loan balance with the allocation being the dollar difference between the two. Allocations are made for loan commitments using the methodology out-lined above. Allocations are not made for loans that are cash secured or for the SBA guaranteed portion of loans.

   During 2000, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. The provision for credit losses in 2000 increased to $2.20 million or 0.36% of gross loans. The increase in expense is attributable to the increase in loan balances. In 1999, the provision for credit losses was also 0.36% of gross loans. The provision for credit losses was $2.07 million and $1.18 million for the years ended December 31, 1999 and 1998, respectively. Gross charge-offs for the years ended December 31, 2000, 1999, and 1998 totaled $1.83, $1.40, and $.71 million, respectively.

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

Other Operating Income

   The Corporation increased non-interest income for 2000 by 13.31 % to $8.16 million over the $7.20 million earned in 1999. In 1999, non-interest income increased 13.98% over the $6.32 million earned in 1998. Income from Trust and Fiduciary activities increased $.52 million over 1999 income of $1.76 million to $2.28 million. In 2000, the Trust Department opened new accounts totaling $19.41 million. The corresponding servicing fees and income earned on these new accounts caused income to increase $.34 million. By concentrating efforts on collecting fees, service charge income increased $.07 million or 3.36% in 2000. In 1999, this source of income declined 10.77% from 1998 to $2.00 million. Insurance premium income from the Corporation's insurance subsidiaries increased to $1.01 million or 7.23% compared to 1999 income of $.94 million.
In 1998, insurance premium income was $.26 million. Other income increased $.54 million in 2000 to $2.93 million as a result of the Corporation's continued effort to expand its product lines.

Other Operating Expense

   Non-interest expense increased $1.26 million or 6.06% from $20.74 million in 1999 to $22.00 million in 2000. Much of this increase was driven by the increase of $.96 million or 9.20% in salaries and employee benefits. The operating results for the year ended 2000 included a full year of salary expense related to Gonder Insurance Agency, which caused an increase of $.36 million in salaries and benefits. Also, more employees were rewarded for exceptional performance through the Corporation's incentive program, resulting in incentive pay increasing $.14 million. The Corporation also experienced an increase in health care costs of $.07 million or 16.93%.

   Additionally, the Corporation continued its efforts to obtain future effic-iencies and improve the accuracy of data processing, causing that expense to increase $.19 million or 22.15%. Occupancy expense increased $.13 million. An increase in personal and real property taxes accounts for $.11 million of this

                                      [10]
increase. To combat these increases, management maintained control of other expenses, which decreased $.11 million, or 1.61%.

Applicable Income Taxes

   Applicable income taxes are detailed in Note 9 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $3.76 million in 2000 compared with $4.13 million in 1999 and $3.98 million in 1998. These amounts represented effective tax rates of 31.16%, 34.16%, and 34.90% for 2000, 1999, and 1998, respectively. In 2000, the Corporation changed the status of its Oakfirst Life Insurance subsidiary to an unaffiliated credit, life, and disability insurer. This change of status caused the effective tax rate to decrease.

Investment Securities

   Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in stockholders' equity, net of income taxes. The Corporation does not currently follow a strategy of making security purchases with a view of near-term resales and therefore, does not own trading securities. For additional information, see Notes 1 and 3 to the Corporation's audited consolidated financial statements.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No.
133), was issued. Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As permitted, the Corporation early adopted this Statement on July 1, 1998. With the exception of the reclassifi-cation listed below, the adoption of Statement No. 133 did not have a material impact on the Corporation's consolidated financial statements, as the Corpor-ation does not enter into derivative contracts. In connection with the adoption of this statement in 1998, $25.27 million of the investment securities pre-viously classified as held-to-maturity were reclassified to available-for-sale. As the securities were marked to market coincident with the reclassification, the change resulted in an increase of $.25 million, net of tax, to other com-prehensive income.

   Total investment securities available-for-sale increased $2.29 million or 1.52% in 2000 from $150.57 million in 1999 to $152.86 million in 2000. In 2000,
U.S. Treasury securities decreased through a security maturity by $.29 million to a balance of $.60 million. State and municipal securities decreased sharply to $19.67 million in 2000 from $29.32 million in 1999. Seeking to maximize yield, the Corporation sold $6.99 million in state and municipal securities in the second quarter of 2000. The proceeds of the sale were then used to fund higher yielding loans. Mortgage-backed securities decreased $12.84 million. Late in the fourth quarter, the Corporation sold $14.88 million of mortgage-backed securities and $1.94 million in state and municipal securities to obtain funding for a Bank Owned Life Insurance (BOLI) policy. This insurance policy is expected to go into effect in 2001 and will provide a higher return than the investment securities. Consequently, Federal Agency securities increased $25.35 million to $73.93 million as a portion of the funds are held in short term investments waiting the purchase of the BOLI policy.

   The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities. Excluding the U.S. Government sponsored agencies, the Corporation had no concentration of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 2000, 1999, and 1998, respectively.

                                      [11]

Loan and Lease Portfolio

   The Corporation, through its Bank and other subsidiaries, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Hampshire Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the Reserve for Possible Credit Losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. Table 5 presents the composition of the Corporation's loan and lease portfolio.

   It has been the historical policy of the Corporation to make the majority of its loan commitments in the market area it serves. The Corporation had no foreign loans in its portfolio as of December 31, 2000. During 2000, gross loans increased $45.47 million or 7.99% to $614.65 million. Loan growth in 1999 equaled $60.21 million or 11.83% to a total of $569.18 million. The indirect lending portfolio, the driver of much of the loan growth in previous years, decreased $4.72 million from $162.88 million as of December 31, 1999, to $158.16 million as of December 31, 2000. This decline occurred as a result of Management's decision to slow loan growth by maintaining higher rates on installment loans to maximize yield. Overall, the installment portfolio decreased $5.94 million or 3.04% to $189.52 million as of December 31, 2000. In 1998, the Corporation formed First United Auto Finance, LLC., an auto leasing company. As of December 31, 2000, First United Auto Finance had leases totaling $11.97 million. This represents growth of $5.54 million or 86.13% over the 1999 ending balance of $6.43 million. Total mortgages secured by real estate increased $29.01 million or 10.42% in 2000, from $278.56 million as of December 31, 1999, to $307.58 million as of December 31, 2000. Most of this growth occurred in commercial mortgages, growing $17.34 million to a level of $98.31 million as of December 31, 2000. The Corporation also experienced strong growth in its one-to-four family residential mortgages, increasing $4.79 million in 2000 net of a loan sale of $7.06 million that occurred in the fourth quarter.

   Funding for loan growth during 2000 was provided by increased levels of deposits from within our market area and brokered deposits. In 1999, the Cor-poration also utilized borrowings from the Federal Home Loan Bank of Atlanta
(FHLB) and brokered deposits.

   It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 2000, the Corporation had $1.07 million of non-accrual loans. Table 7 details the historical activity of non-accrual loans.

Deposits and Other Funding
   Deposit liabilities increased to $649.98 million at December 31, 2000, from $598.57 million at December 31, 1999. This is an increase of $51.41 million or 8.59%. The deposit growth includes an increase of $8.01 million in brokered deposits. During the year ended December 31, 2000, the Corporation chose not to renew a $12 million brokered deposit that matured in March 2000. In December 2000, the Corporation purchased $20.10 million of brokered deposits as part of a plan to allow the Trust Department to invest a portion of its liquid assets in investments outside of the Bank. Because the brokered deposit rates are lower than those paid on the Trust deposits, this plan will reduce the interest expense of the Bank. Demand deposit account balances, including ONE accounts, increased $25.53 million to $212.74 million in 2000. The Corporation introduced

                                      [12]

a new Cash Management product, allowing its commercial customers to earn a higher interest rate on checking account balances. The Cash Management product provided $13.16 million in growth. These deposits provide the Corporation with a source of low-cost funds. Borrowings from the FHLB decreased from $104.00 million at December 31, 1999 to $99.00 million at December 31, 2000. The Cor-poration has a credit line with the FHLB. As of December 31, 2000, the collat-eralized credit line equaled $145.02 million, and available borrowings are $19.74 million. Note 8 to the Consolidated Financial Statements provides more detail on the line of credit.

   First United Capital Trust (the "Trust"), a Delaware Business trust organized by the Corporation on July 19, 1999, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities (the "Capital Securities"). The payment terms require the Trust to distribute 9.375% annually per $10 liquidation amount of Capital Securities, with equal payments on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999. Under the Federal Reserve Board's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital. For financial statement purposes these securities are classified as other borrowed funds. See Note 8 to the consolidated financial statements for additional detail.

Capital Resources

   The Bank and the Corporation are subject to risk-based capital regulations, which were adopted by Federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulatory guidelines require that a portion of total capital be Tier I capital, consisting of common shareholders' equity, trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier II capital, consists of elements such as subordinated debt, mandatory convertible debt, trust issued preferred securities, and grandfathered senior debt, plus the reserve for possible credit losses, subject to certain limitations.

   Under the risk-based capital regulations, banking organizations are re-quired to maintain a minimum of 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier I ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assess-ments. The Corporation's capital policy estab-lishes guidelines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

   At December 31, 2000, the Corporation's total risk-based capital ratio was 14.55%, well above the regulatory minimum of 8%. The Corporation's total risk-based capital ratios for year-end 1999 and 1998 were 15.03% and 13.40%, respec-tively.

   Total shareholders' equity increased $7.41 million to $65.51 million at Dec-ember 31, 2000, from $58.10 million at year-end 1999. The increase in share-holders' equity can be explained by earnings growth and an increase in accumu-lated comprehensive income. The equity to assets ratio at December 31, 2000, was 7.73%, compared with 7.32% at year-end 1999.

   On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors also authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corpora-tion's market makers. On April 29, 1998, the Board of Directors ratified an

                                      [13]

amendment to the Plan, which would enable the Corporation's management to re-purchase an additional 5% or 309,048 shares. As of December 31, 2000, 422,489 or 6.49% of the previously outstanding shares have been repurchased and retired under the Plan authorized by the Board of Directors.

   Cash dividends of $.64 per share were paid during 2000, compared with $.62 and $.60 paid in 1999 and 1998, respectively. This represents a dividend payout rate (dividends per share divided by net income per share) of 46.72%, 47.69%, and 50.00% for 2000, 1999, and 1998, respectively.

                            ASSET AND LIABILITY MANAGEMENT

Introduction

   The Asset and Liability Management Committee of the Corporation seeks to as-sess and manage the risks associated with fluctuating interest rates while main taining adequate liquidity. This is accomplished by formulating and implement-ing policies that take into account the sources and uses of funds, maturity and repricing distributions of assets and liabilities, pricing strategies, and mar-ketability of assets.

Liquidity

   The objective of liquidity management is to assure that the withdrawal de-mands of depositors and the legitimate credit needs of the Corporation's de-lineated market areas are accommodated. Total liquid assets, represented by cash, federal funds sold, interest bearing deposits in banks, investment se-curities available for sale and loans and leases maturing within one year, amounted to $116.79 million, or 13.78% of total assets at December 31, 2000. This compares with $90.58 million, or 11.42% of 1999 total assets, and $70.77 million, or 11.04% of 1998 total assets.

   Additional liquidity of $36.40 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

Interest Rate Sensitivity

   Interest rate sensitivity refers to the degree that earnings will be im-pacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics be-tween assets and liabilities. Management seeks to avoid fluctuating net inter-est margins, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The in-terest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and lia-bilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than lia-bilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

   In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management's capital plans. This modeling reflects interest rate changes and the related impact on net income over specified periods. Management does not use derivative financial instruments to manage its interest rate sensitivity. At December 31, 2000, the static gap analysis prepared by management indicated that the Corporation was liability sensitive over the next year. In computing the effect on pre-tax

                                      [14]

income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is liability sensitive there is a positive impact to income when interest rates decline. The simulation analysis shown below shows a positive impact when interest rates decline 100 or 200 basis points in 2000 and 1999. Based on the simulation analysis performed at year-end, the Corporation estimates the following changes in income before taxes, assuming the indicated rate changes:

December 31, 2000
+200 basis point increase ................................... ($2.844 million)
+100 basis point increase ................................... ($1.422 million)
-100 basis point decrease ..................................... $.461 million
-200 basis point decrease ..................................... $.921 million

December 31, 1999
+200 basis point increase ................................... ($2.040 million)
+100 basis point increase ................................... ($1.020 million)
-100 basis point decrease ..................................... $.280 million
-200 basis point decrease ..................................... $.559 million

   This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforesee-able factors. Rates on different assets and liabilities within a single matu-rity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. Management can respond to cur-rent or anticipated market conditions by lengthening or shortening the Corpor-ation's sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of inter-est rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest-margin.

   Table 13 presents the Corporation's interest rate gap position at December 31, 2000. This is a point in time position, which is continually changing and is not necessarily indicative of the Corporation's position at any other time.

                                      [15]

             Distribution of Assets, Liabilities and Shareholders' Equity
             Interest Rates and Interest Differential-Tax Equivalent Basis
                                   ( In thousands )

Table 1

                                      For the Years Ended December 31,
                               2000                  1999                       1998
                      Average          Annual  Average          Annual  Average         Annual
                      Balance Interest Rate    Balance Interest Rate    Balance Interest Rate
Federal funds
 sold                $  1,339 $    157 11.73% $  5,541  $   413  7.45%  $ 1,463 $   129  8.82%
Investments:
Taxable               123,785    8,537  6.90%   89,636    5,799  6.47%   76,562   4,734  6.18%
Non taxable
                       23,927    1,788  7.47%   24,818    1,813  7.31%   17,743   1,262  7.11%
Total investment
 securities          $147,712 $ 10,325  6.99% $114,454  $ 7,612  6.65%  $94,305 $ 5,996  6.36%
Other interest
 earning assets        10,603      539  5.08%    7,733      424  5.48%    3,093     227  7.34%
Loans                 602,573   52,918  8.78%  546,300   47,217  8.64%  472,007  41,563  8.81%
Total earning
 assets              $762,227 $ 63,939  8.39% $674,028  $55,666  8.26% $570,868 $47,915  8.40%
Reserve for possible
 credit                (4,857)                  (3,790)                  (2,998)
Other non-earning
 assets                49,962                   42,955                   34,581
Total non-earning
 assets              $ 45,105                 $ 39,165                 $ 31,583
Total
 Assets              $807,332                 $713,193                 $602,451

Liabilities and
Shareholders' Equity
Deposits:
Noninterest-bearing
 deposits            $ 55,570     -      -    $ 54,924     -     -     $ 53,430     -     -
Interest-bearing
 demand deposits      142,491    5,413  3.80%  124,943    3,793  3.04%  111,076    3,244 2.92%
Savings deposits       43,592      633  1.45%   48,923      707  1.45%   55,542      842 1.52%
Time deposits
 $100,00 or more      114,104    6,812  5.97%   90,903    5,166  5.68%   59,814    3,528 5.90%
Time deposits less
 than $100,000        248,238   13,863  5.58%  233,533   12,363  5.29%  222,908   12,573 5.64%
Federal Home Loan
 Bank and other
 borrowed funds       131,948    8,318  6.30%   96,613    5,117  5.30%   36,225    1,728 4.77%
Total deposits and
borrowings           $735,943  $35,039  4.76% $646,839  $27,146  4.20% $538,995  $21,915 4.07%
Other liabilities       9,353                    7,648                    6,007
Shareholders' equity   62,036                   58,706                   57,449
Total Liabilities and
Shareholders' Equity $807,332                 $713,193                 $602,451

**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balances of non-accrual loans for the years ended
December 31, 2000, 1999, and 1998, which were reported in the average loan balances for these years, were $667, $581, and $678, respectively. The fully taxable equivalent adjustments for the years ended December 31, 2000, 1999, and 1998 were $790, $823, and $673, respec-tively.

                                      [16]

                                     Net Interest Margin
                                      ( In thousands )

Table 2
                           2000                       1999                      1998
                   Average Tax Equivalent     Average Tax Equivalent    Average Tax Equivalent
                   Balance     Rate           Balance      Rate         Balance     Rate
Earning Assets    $762,227     8.39%         $674,028      8.26%       $570,868     8.40%
Interest-bearing
 Liabilities       680,373     4.76%          594,915      4.20%        485,565     4.07%
Net Benefit of
 Noninterest-
 bearing Sources               0.39%                       0.36%                    0.45%
Average Cost of
 Funds                         4.60%                       4.03%                    3.84%
NET INTEREST
 MARGIN                        3.79%                       4.23%                    4.56%

The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.

                                Interest Variance Analysis (1)
                                      ( In thousands )
Table 3
                           2000 Compared To 1999                1999 Compared To 1998
                                  Increase                             Increase
                             (Decrease) Due To                    (Decrease) Due To
                        Volume      Rate     Net             Volume      Rate     Net
Interest income:
Federal Funds Sold      $ (493)   $  237  $ (256)             $ 304     $ (20)  $ 284
Taxable Investments      2,356       382   2,738                846       219   1,065
Non-Taxable Investments    (67)       42     (25)               517        34     551
Loans                    4,941       760   5,701              6,419      (765)  5,654
Other Interest Earning
 Assets                    146       (31)    115                254       (57)    197
Total Interest Income   $6,883    $1,390  $8,273             $8,340    $ (589) $7,751

Interest expense:
Interest-bearing       $  667     $  953  $1,620             $  421    $  128   $ 549
Savings                   (77)         3     (74)               (96)      (39)   (135)
Time Deposits             821        679   1,500                562      (772)   (210)
Time Deposits $100,000
 or more                1,385        261   1,646              1,766      (128)  1,638
Federal Home Loan Bank
 &Other Borrowed Funds  2,226        975   3,201                777        -      777
Total Interest Expense $5,022     $2,871  $7,893              5,922      (691)  5,231
Net Interest Income    $1,861    $(1,481)  $ 380             $2,418     $ 102  $2,520

(1) The change in interest income/expense due to both volume and rate has been allo-
cated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each. The above table is compiled on a tax equivalent basis. The fully taxable equivalent adjustments for the years ended December 31, 2000 and 1999 were $790 and $823, respectively.

                                      [17]


                   Investment Security Maturities, Yields, and Market Values
                                      ( In thousands )

Table 4
                                     December 31, 2000

                       U.S.         Federal        State &
                    Treasury Yield Agencies Yield Municipal Yield    Other  Yield     Total Yield
Maturity Amortized
      Cost
Available-for-Sale
Within One Year     $    299 6.05% $    -   0.00% $    710  6.58% $    354  3.35%  $  1,363 5.62%
One to Five Years        299 6.74%  40,460  6.42%      463  6.61%      -    0.00%    41,222 6.42%
Five to Ten Years        -   0.00%   9,458  6.53%    2,810  6.37%    1,005  6.00%    13,273 6.46%
Over Ten Years           -   0.00%  24,105  6.06%   15,677  7.35%   57,023  7.29%    96,805 6.99%
Total Amortized Cost$    598       $74,023         $19,660         $58,382         $152,663 6.78%
Taxable Equivalent
 Yield                       6.39%          6.32%           7.16%           7.25%           6.78%
Market Value         $   602       $73,930         $19,674         $58,652         $152,858
December 31,1999
Amortized Cost       $   895       $50,000         $30,790         $73,706         $155,391
December 31,1998
Amortized Cost       $ 1,901       $44,842         $21,876         $27,345         $ 95,964

The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%.
The above table includes certain securities which have no maturity. Therefore, these securities are classified as an addition to securities maturing over ten years.

                                      [18]

                       Summary of Loan and Lease Portfolio
                                ( In thousands )
Table 5
                                          Loans Outstanding as of December 31,
                                       2000     1999     1998     1997     1996
Commercial, Financial, & Agricultural 92,914 $ 80,853 $ 81,537 $ 67,399 $ 56,325
Real Estate-Construction              12,667    7,873   11,315   11,716   21,097
Real Estate-Mortgage                 307,577  278,564  286,514  287,153  249,389
Installment                          189,515  195,459  129,477   75,124   55,969
Lease Financing                       11,974    6,433      129      -        -
Total                               $614,647 $569,182 $508,972 $441,392 $382,780

						            Percentage of Portfolio as of December 31,
                                       2000     1999     1998     1997     1996
Commercial, Financial, & Agricultural 15.12%  14.21%    6.02%   15.27%    14.72%
Real Estate-Construction               2.06%   1.38%    2.22%    2.65%     5.51%
Real Estate-Mortgage                  50.04%  48.94%   56.29%   65.06%    65.15%
Installment                           30.83%  34.34%   25.44%   17.02%    14.62%
Lease Financing                        1.95%   1.13%     .03%     -         -
Total                                100.00% 100.00%  100.00%  100.00%   100.00%


                      Maturities of Loan and Lease Portfolio
                                ( In thousands )
Table 6
                                                December 31, 2000
                                                 Maturing
                                   Maturing      After One    Maturing
                                    Within      But Within   After Five
                                   One Year     Five Years     Years     Total
Commercial, Financial
 & Agricultural                    $10,997      $ 63,838    $ 18,079 $ 92,914
Real Estate-Construction              -           12,667         -     12,667
Real Estate-Mortgage                 7,389        31,879     268,309  307,577
Installment                         49,506       134,639       5,370  189,515
Lease Financing                         78        11,896         -     11,974
Total                              $67,970      $254,919    $291,758 $614,647

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans          $59,419      $187,373    $112,709 $359,501
Adjustable-Interest Rate Loans       8,551        67,546     179,049  255,146
Total                              $67,970      $254,919    $291,758 $614,647

                                      [19]

                     Risk Elements of Loan and Lease Portfolio
                                 ( In thousands )
Table 7
                                         For the Years Ended December 31
                                       2000    1999    1998    1997    1996
Non-accrual Loans and Leases         $1,066    $379    $460    $562   $ 976
Accruing Loans and Leases
Past Due 90 Days or More              1,448     763     544     563     659

Information with respect to non-accrual loans and leases at December 31, 2000 and 1999 is as follows:
                                                                2000   1999
Interest income that would have been recorded
 under original terms                                           $ 19   $ 7
Interest income recorded during the period                         9     3


                   Activity in the Reserve for Credit Losses
                                 ( In thousands )
Table 8
                                      Summary of Loan and Lease Loss Experience
                                           For the Years Ended December 31
                                       2000     1999     1998     1997     1996
Balance at Beginning of Period      $ 4,409  $ 3,304  $ 2,654  $ 2,186  $ 2,120
Loans and Leases Charged Off:
Commercial, Financial, and
 Agricultural                            49      229      163      135      476
Real Estate-Mortgage                     95       78      205      211      135
Installment                           1,688    1,089      340      292      236
Total Charged Off                     1,832    1,396      708      638      847

Recoveries of Loans and Leases:
Commercial, Financial, and
 Agricultural                            10      223       43       52       29
Real Estate-Mortgage                     21       39       28       39        8
Installment                             288      173      111       80      127
Total Recoveries                        319      435      182      171      164
Net Loans and Leases Charged Off      1,513      961      526      467      683
Provision Charged to Operations       2,198    2,066    1,176      935      749
Balance at the End of Period          5,094    4,409    3,304    2,654    2,186
Loans and Leases at End of Period  $614,647 $569,182 $508,972 $441,392 $382,780
Daily Average Balance of Loans
 and Leases                        $602,573 $546,300 $472,007 $415,663 $364,309
Allowance for Loan and Lease Losses
 to Loans Outstanding                 0.83%    0.77%    0.65%    0.60%    0.57%
Net Charge Offs to Average
Loans and Leases Outstanding          0.25%    0.18%    0.11%    0.11%    0.19%

                                      [20]

                   Allocation of the Reserve for Credit Losses
                                ( In thousands )
Table 9                                          December 31
                                      2000     1999     1998     1997     1996
Commercial                          $1,062   $1,017    $ 957    $ 784    $ 509
Real Estate-Mortgage                   896      800      966    1,095      923
Home Equity                            111      134      136       93       73
Consumer                             2,579    2,145      942      443      201
Commitments                            287      272      279      239      180
Lease Financing                         95       30       -        -        -
Unallocated                             64       11       24       -       300
Total                               $5,094   $4,409   $3,304   $2,654   $2,186



                         Average Deposit Balances
                               ( In thousands )
Table 10
                                          Deposits by Major Classification
                                          for the Years Ended December 31,
                               2000              1999                 1998
                       Average           Average              Average
                       Balance Yield     Balance Yield        Balance Yield
Noninterest-bearing
 demand deposits      $ 55,570          $ 54,924             $ 53,430
Interest-bearing
 demand deposits       142,491 3.80%     124,943 3.04%        111,076 2.92%
Savings deposits        43,592 1.45%      48,923 1.45%         55,542 1.52%
Time deposits
 $100,000 or more      114,104 5.97%      90,903 5.68%         59,814 5.90%
Time deposits less
 than $100,000         248,238 5.58%     233,533 5.29%        222,908 5.64%
Total                 $603,995          $553,226             $502,770

                                      [21]

                           Maturity of Time Deposits
                               ( In thousands )
Table 11                                                  December 31, 2000
                                                        Greater than Less Than
                                                          $100,000   $100,000
Maturities
3 Months or Less                                          $ 41,730   $ 34,911
3 - 6 Months                                                17,310     30,350
6-12 Months                                                 43,714     73,437
Over 1 Year                                                 35,176    107,382
Total                                                     $137,930   $246,080

Maturities of time deposits greater than $100,000 are as follows: 2001-$102.75 million, 2002-$25.25 million, 2003-$9.53 million, 2004-, 2005-$.40 million.


                        Summary of Significant Ratios
Table 12
                                                        2000     1999     1998
Return on Average Assets                                1.03%    1.12%    1.24%
Return on Average Equity                               13.40%   13.56%   12.92%
Dividend Payout Ratio                                  46.72%   47.69%   50.00%
Total Equity to Total Assets at Year End                7.73%    7.32%    9.12%
Total Risk-based Capital Ratio                         14.55%   15.03%   13.40%
Tier I Capital to Risk Weighted Assets                 13.52%   13.77%   12.68%
Tier I Capital to Average Assets                       10.66%   11.25%    9.71%

                                      [22]


                     Summary of Interest Sensitivity Analysis
	                            (In thousands)

Table 13
                                                 As of December 31, 2000
                              0-90        91-365       1-5     Over 5
                              Days         Days       Years     Years     TOTAL
Assets
Rate Sensitive
  Interest Bearing
   Deposits in Banks      $ 20,534        $ -         $ -      $ -     $ 20,534
  Federal Funds Sold        11,400          -           -        -       11,400
  Securities
  (Available-for-Sale) (1)  37,531         7,815       40,489   67,023  152,858
  Federal Home Loan Bank
   Stock                     5,950          -           -        -        5,950
  Loans (2)                101,097       111,728      291,806  110,016  614,647
Total Rate Sensitive      $176,512      $119,543     $332,295 $177,039 $805,389

Liabilities
Rate Sensitive Deposits
   Savings                $ 41,442        $ -          $ -      $ -    $ 41,442
   Investors' Choice         4,241          -            -        -       4,241
   Time Deposits Less
    Than $100,000           36,566       107,531      108,891     -     252,988
   Time Deposits
    $100,000 or More        41,927        60,827       36,554     -     139,308
   IMMA, PMA & Trust DDA    56,249          -            -        -      56,249
   ONE & NOW Accounts       96,154          -            -        -      96,154
   Federal Home Loan Bank
    borrowings and Other
	Borrowed Funds            -           51,000       71,000     -     122,000
Total Rate Sensitive (3)  $276,579      $219,358     $216,445   $ -    $712,382

GAP (Rate Sensitive Assets less Rate
 Sensitive Liabilities)  ($100,067)    ($ 99,815)    $115,850 $177,039 $ 93,007
Cumulative GAP           ($100,067)    ($199,882)   ($ 84,032)$ 93,007 $ 93,007

GAP to Total Assets        -11.81%       -11.78%       13.67%   20.89%   10.97%
Cumulative GAP to
 Total Assets              -11.81%       -23.58%       -9.91%   10.97%     -

(1) Securities are based on estimated maturities at book value.
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3) Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within one year. This is based on the Corporation's
	historical experience with respect to such accounts.

	                                  [23]

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   For information regarding the exposure of the Company's financial instruments see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity" on pages 14 and 15 of the Annual Report to Stockholders for the year ended December 31, 2000. The Company's principal market risk exposure is to interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) The following audited consolidated financial statements and related docu-ments are set forth in this Annual Report on Form 10-K on the following
	pages:
                                                                    Page Number
Independent Auditors' Report .......................................... 26
Consolidated Statements of Financial Condition ........................ 27
Consolidated Statements of Income ..................................... 28
Consolidated Statements of Changes in Shareholders' Equity ............ 29
Consolidated Statements of Cash Flows ................................. 30
Notes to Consolidated Financial Statements ........................... 31-42

(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:
Quarterly Results of Operations ....................................... 43

                                      [24]

                              Report of Management

Financial Statements

   First United Corporation (the "Corporation") is responsible for the prepar-ation, integrity and fair presentation of its published financial statements as of December 31, 2000, and for the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted principles and, as such, include some amounts that are based on judg-ments and estimates of management.

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

   Management assessed the Corporation's internal control over financial report-ing presented in conformity with generally accepted accounting principles and FR Y-9 C instructions as of December 31, 2000. This assessment was based on cri-teria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over finan-cial reporting presented in conformity with generally accepted accounting prin-ciples and FR Y-9 C instructions as of December 31, 2000.

Compliance with Laws and Regulations

   Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

   Management has assessed compliance by First United Bank & Trust ("the Bank") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Bank complied, in all signifi-cant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2000.

William B. Grant                           Robert W. Kurtz
Chairman and Chief Executive Officer       President and Chief Financial Officer
First United Corporation                   First United Corporation
       and                                        and
First United Bank & Trust                  First United Bank & Trust

                                      [25]

                        Report of Independent Auditors
                     Board of Directors and Shareholders
                         First United Corporation

   We have audited the accompanying consolidated statements of financial condi-tion of First United Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in share-holders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally ac-cepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corp-oration and subsidiaries at December 31, 2000 and 1999, and the consolidated re-sults of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Baltimore, Maryland
February 14, 2001

                                      [26]

                   First United Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                   (In thousands, except per share amounts)


                                                                 December 31
                                                              2000        1999

Assets
Cash and due from banks .................................. $ 15,521    $ 20,879
Federal funds sold ......................................... 11,400         615
Interest-bearing deposits in banks ......................... 20,534      20,750
Investment securities available for sale at market value
 (amortized cost-$152,663 and $155,391 at
 December 31, 2000 and 1999, respectively) ................ 152,858     150,565
Federal Home Loan Bank stock, at cost ....................... 5,950       5,200
Loans and leases .......................................... 614,647     569,182
Reserve for possible credit losses ......................... (5,094)     (4,409)
Net loans and leases ...................................... 609,553     564,773
Bank premises and equipment ................................ 10,831       9,760
Accrued interest receivable and other assets ............... 20,942      20,738
Total Assets ............................................. $847,589    $793,280

Liabilities and Shareholders' Equity
Liabilities:
   Noninterest-bearing deposits .......................... $ 51,339    $ 54,012
   Interest-bearing deposits .............................. 598,638     544,560
Total deposits ............................................ 649,977     598,572
Federal Home Loan Bank borrowings and other borrowed funds  122,000     127,000
Reserve for taxes, interest and other liabilities ........... 9,105       8,643
Dividends payable ............................................. 996         969
Total Liabilities ......................................... 782,078     735,184

Shareholders' Equity:
   Preferred stock-no par value
     Authorized and unissued 2,000 shares
   Capital stock-par value $.01 per share
     Authorized 25,000 shares, issued and outstanding
	 6,081 and 6,085 shares at December 31, 2000 and
	 1999, respectively ........................................ 61          61
   Surplus ................................................. 20,199      20,269
Retained earnings .......................................... 45,132      40,729
Accumulated other comprehensive income ........................ 119      (2,963)
Total Shareholders' Equity ................................. 65,511      58,096
Total Liabilities and Shareholders' Equity ............... $847,589    $793,280

See notes to consolidated financial statements.

                                      [27]

                   First United Corporation and Subsidiaries
                      Consolidated Statements of Income
                   (In thousands, except per share amounts)

                                                    Year ended December 31
                                           2000            1999            1998

Interest income
Interest and fees on loans and leases   $ 52,740        $ 47,014        $ 41,322
Interest on investment securities:
   Taxable ..............................  9,074           6,223           4,961
   Exempt from federal income taxes .....  1,177           1,193             830
                                          10,251           7,416           5,791
Interest on federal funds sold ..........    157             413             129
Total interest income ................... 63,148          54,843          47,242

Interest expense
Interest on deposits:
   Savings ..............................    633             707             843
   Interest-bearing transaction accounts   5,413           3,793           3,366
   Time, $100,000 or more ...............  6,812           5,166           3,528
   Other time ........................... 13,863          12,363          12,450
Interest on Federal Home Loan Bank
   borrowings and other borrowed funds ..  8,318           5,117           1,728
Total interest expense .................. 35,039          27,146          21,915
Net interest income ..................... 28,109          27,697          25,327
Provision for possible credit losses ....  2,198           2,066           1,176
Net interest income after provision
   for possible credit losses ........... 25,911          25,631          24,151

Other operating income
Trust Department income .................  2,275           1,755           1,495
Service charges on deposit accounts .....  2,063           1,996           2,237
Insurance premium income ................  1,008             940             264
Security (losses) gains .................   (123)            115             238
Other income ............................  2,934           2,393           2,082
                                           8,157           7,199           6,316

Other operating expense
Salaries and employee benefits .......... 11,359          10,402           9,521
Occupancy expense of premises ...........  1,100             971           1,038
Equipment expense .......................  1,811           1,808           1,676
Data processing expense..................  1,070             876             627
Deposit assessment and related fees .....    188             109             155
Other expense ...........................  6,467           6,573           6,041
                                          21,995          20,739          19,058

Income before income taxes .............. 12,073          12,091          11,409
Applicable income taxes .................  3,762           4,130           3,982
Net income...............................$ 8,311         $ 7,961         $ 7,427
Earnings per share ......................  $1.37           $1.30           $1.20

See notes to consolidated financial statements.

                                      [28]

                   First United Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                   (In thousands, except per share amounts)

                                                       Accumulated
                                                          Other        Total
                         Capital            Retained Comprehensive Shareholders'
                          Stock   Surplus   Earnings      Income       Equity
Balance at January 1, 1998  $63   $23,461    $32,913      $ 277       $56,714
Net unrealized gains on
 investment securities,
 net of income tax benefit
 of $121                                                    192           192
Net income for the year                        7,427                    7,427
Comprehensive income                                                    7,619
Dividend Reinvestment
 & stock purchase plan       28                                            28
Acquisition and retirement
 of common stock             (1)   (2,105)                             (2,106)
Cash dividends-$.60
 per share                                    (3,781)                  (3,781)
Balance at December 31, 1998 62    21,384     36,559        469        58,474
Net unrealized losses on
 investment securities,
 net of income tax benefit
 of $2,159                                               (3,432)       (3,432)
Net income for the year                        7,961                    7,961
Comprehensive income                                                    4,529
Aquisition and retirement
 of common stock             (1)   (1,115)                             (1,116)
Cash dividends-$.62 per share                 (3,791)                  (3,791)
Balance at December 31, 1999 61    20,269     40,729     (2,963)       58,096
Net unrealized gains on
 investment securities,
 net of income tax benefit
 of $1,939                                                3,082         3,082
Net income for the year                        8,311                    8,311
Comprehensive income                                                   11,393
Aquisition and retirement
 of common stock                      (70)                                (70)
Cash dividends-$.64 per share                 (3,908)                  (3,908)
Balance at December 31,2000 $61   $20,199    $45,132      $ 119       $65,511

See notes to consolidated financial statements.

                                      [29]

                  First United Corporation and Subsidiaries
                   Consolidated Statements of Cash Flows
                              (In thousands)

                                                     Year ended December 31
                                                 2000         1999        1998
Operating activities
Net income.................................... $ 8,311      $ 7,961     $ 7,427
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Provision for possible credit losses ......   2,198        2,066       1,176
   Provision for depreciation ................   1,546        1,648       1,549
   Net accretion and amortization of invest-
    ment security discounts and premiums .....     (13)        (210)        222
   Loss (gain) loss on sale of investment
    securities ...............................     123         (115)       (238)
   Increase in accrued interest receivable
    and other assets .........................    (204)      (8,756)     (3,121)
   Increase in reserve for taxes, interest
    and other liabilities ....................     462        3,049         534
   Net cash provided by operating activities .  12,423        5,643       7,549

Investing activities
Proceeds from maturities and sales of
 investment securities available for sale .... 211,143      185,527      59,775
Purchases of available for sale investment
 securities ..................................(210,983)    (264,454)    (62,570)
Purchases of investment securities
 held-to-maturity ............................    -            -         (8,625)
Proceeds from maturities of investment
 securities held-to-maturity .................    -            -          5,530
Net increase in loans ........................ (46,978)     (61,171)    (68,108)
Purchase of premises and equipment ...........  (2,617)      (2,272)     (1,435)
Net cash used in investing activities ........ (49,435)    (142,370)    (75,433)

Financing activities
Net increase (decrease) in demand deposits,
 NOW accounts and savings accounts ...........  24,550       13,006      (1,180)
Net increase in certificates of deposit ......  26,855       74,066      12,620
(Decrease) increase in Federal Home Loan
 Bank borrowings and other borrowed funds ....  (5,000)      39,425      58,350
Cash dividends paid ..........................  (3,896)      (3,793)     (3,781)
Proceeds from issuance of common stock .......    -            -             28
Aquisition and retirement of common stock ....     (70)      (1,116)     (2,106)
Proceeds from issuance of other long term debt    -          23,000        -
Net cash provided by financing activities ....  42,439      144,588      63,931
Increase (decrease) in cash and cash
 equivalents .................................   5,427        7,861      (3,953)
Cash and cash equivalents at beginning of year  21,494       13,633      17,586
Cash and cash equivalents at end of year ..... $26,921      $21,494     $13,633

See notes to consolidated financial statements.

                                      [30]

                  First United Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                  (in thousands, except per share amounts)

1. Summary of Significant Accounting Policies
Principles of Consolidation

   The accompanying financial statements of First United Corporation (Corpor-ation) include the accounts of its wholly owned subsidiaries, First United Bank & Trust (Bank), Oakfirst Life Insurance Corporation (Non-Bank), and First United Capital Trust (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

Business

   First United Corporation is a registered bank holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust, OakFirst Life Insurance Corporation, and First United Capital Trust. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of twenty-two offices and thirty automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. First United Capital Trust is a Delaware Business Trust.

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

Investments

   Securities available-for-sale: All security purchases have been classified as available-for-sale. Available-for-sale securities are stated at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in shareholders' equity.

   The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Real-ized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

Interest on Loans and Leases

   Interest on loans and leases is recognized based upon the principal amount outstanding. It is the Corporation's policy to generally discontinue the ac-crual of interest on loans (including impaired loans) when circumstances in-dicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual, interest is not recognized. Cash payments received are applied to the principal balances.

Bank Premises and Equipment

   Bank premises and equipment are carried at cost, less accumulated provision for depreciation. The provision for depreciation for financial reporting gener-ally has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 31.5 years for buildings and 4 to 20 years for equipment. The provision for depreciation for general tax pur-poses and for the Alternative Minimum Tax generally has been made using the double-declining balance method and the ACRS method based on the estimated use-ful lives of the assets which range from 18 to 31.5 years for buildings and 4 to 10 years for equipment.

Reserve for Credit Losses

   The reserve for credit losses is maintained at a level believed adequate by management to absorb potential losses. Management's determination of the ade-quacy of the loan loss reserve is based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk char-acteristics of the loan portfolio, estimated fair value of underlying collat-eral for collateral dependent loans, and such other factors which, in manage-ment's judgement, deserve current recognition. Management's evaluation is

                                      [31]

1. Summary of Significant Accounting Policies (continued)

inherently subjective as it requires estimates concerning the underlying col-lateral values on impaired loans that may be susceptible to change.

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

Statement of Cash Flow

   The Corporation has defined cash and cash equivalents as those amounts in-cluded in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $34,565, $25,593, and $21,646 in interest on deposits and other borrowed funds for the years ending December 31, 2000, 1999, and 1998, respectively.

Earnings Per Share
   Earnings per share ("basic") was computed based on the weighted average num-ber of common shares outstanding of 6,081, 6,106, and 6,209 for 2000, 1999, and 1998, respectively. The Corporation does not have any common stock equivalents.

Comprehensive Income
   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130") establishes standards for the reporting and dis-closure of comprehensive income and its components in the financial statements. Accumulated other comprehensive income represents the unrealized gains and losses on the Corporation's available-for-sale investment securities, net of income taxes. For the years ended December 31, 2000, 1999, and 1998 total com-prehensive income, net income plus the change in unrealized gains on investment securities, net of income taxes, amounted to $11,393, $4,529, and $7,619, re-spectively.

Business Segments

   Statement of Financial Accounting Standards No. 131, "Disclosure about Seg-ments of an Enterprise and Related Information," establishes standards for the way public enterprises report information about operating segments in the financial statements. Based on the guidance provided by the Statement, the Corp-oration does not have more than one operating segment which would require addi-tional disclosure in accordance with the Statement, as substantially all of the Corporation's assets, revenues, and net income are derived through the Corpora-tion's lending activities.

2. Regulatory Capital Requirements

   The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet min-imum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and class-ification are also subject to qualitative judgments by the regulators about com-ponents, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to aver-age assets (leverage). Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

   As of December 31, 2000, the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentage shown in the following table. Manage-ment is not aware of any condition or event which has caused the well capital-ized position to change.

                                      [32]

2. Regulatory Capital Requirements (continued)

                                                                                   To Be Well
                                                                               Capitalized Under
                                                              For Capital      Prompt Corrective
                                                Actual      Adequacy Purposes  Action Provisions
                                          Amount    Ratio   Amount    Ratio    Amount     Ratio
December 31, 2000
Total Capital (to Risk Weighted Assets)
  Consolidated                           $92,662    14.55%  $50,952    8.00%   $63,690    10.00%
  First United Bank                       84,764    13.36%   50,749    8.00%    63,437    10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated                            86,092    13.52%   25,476    4.00%    38,214     6.00%
  First United Bank                       79,670    12.56%   25,375    4.00%    38,062     6.00%
Tier I Capital (to Average Assets)
  Consolidated                            86,092    10.66%   24,220    3.00%    40,367     5.00%
  First United Bank                       79,670     9.98%   23,956    3.00%    39,927     5.00%

December 31, 1999
Total Capital (to Risk Weighted Assets)
  Consolidated                           $87,607    15.03%  $46,635    8.00%   $58,293    10.00%
  First United Bank                       75,930    13.10%   46,377    8.00%    57,971    10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated                            80,264    13.77%   23,317    4.00%    34,976     6.00%
First United Bank                         71,521    12.34%   23,189    4.00%    34,783     6.00%
Tier I Capital (to Average Assets)
  Consolidated                            80,264    11.25%   21,396    3.00%    35,660     5.00%
  First United Bank                       71,521    10.82%   19,824    3.00%    33,039     5.00%

3. Investment Securities

   In June 1998, Statement of Financial Accounting Standards No. 133, "Account-ing for Derivative Instruments and Hedging Activities" ("Statement No. 133"), was issued. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. As permitted, the Corporation early adopted this statement on July 1, 1998. Except for the reclassification de-scribed below, the adoption of Statement No. 133 did not have a material impact on the Corporation's consolidated financial statements as the Company does not enter into derivative contracts. In connection with the adoption of this state-ment, $25.27 million of investment securities previously classified as held-to-maturity were reclassified to available-for-sale. As the securities were marked to market coincident with the reclassification, the change resulted in an in-crease of $.25 million to other comprehensive income (net of taxes).

   The following is a comparison of amortized cost and market values of avail-able-for-sale securities and held-to-maturity securities:

                                            Available-for-Sale Securities
                                                 Gross        Gross
                                    Amortized  Unrealized   Unrealized   Market
                                      Cost       Gains        Losses     Value
December 31, 2000
U.S. Treasury securities and
  obligations of U.S. government
  agencies                         $ 74,621     $ 204         $ 293    $ 74,532
Obligations of states and
  political subdivisions             19,660       227           213      19,674
Mortgage-backed securities           47,675       700           225      48,150
U.S. corporate securities             8,707       144           349       8,502
Total debt securities               150,663     1,275         1,080     150,858
Equity securities                     2,000                               2,000
Totals                             $152,663    $1,275       $ 1,080    $152,858


                                      [33]

3. Investment Securities (continued)

                                            Available-for-Sale Securities
                                                 Gross        Gross
                                    Amortized  Unrealized   Unrealized   Market
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

   During the years ended December 31, 2000, 1999, and 1998, available-for-sale securities with a fair market value at the date of sale of $34.99, $24.59, and $33.76 million were sold. The gross realized gains on such sales totaled $.27, $.14, and $.27 million. The gross realized losses on the sales were $.39, $.03, and $.03 million. The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Equity securities consist of various money market accounts and FHLMC Preferred Stock. These securities have no maturity and therefore are classified in the "Due after ten years" maturity line.

                                              Available-for-Sale Securities
                                               Amortized                Market
                                                  Cost                  Value
Due in one year or less                         $ 1,363                $ 1,363
Due after one year through five years            41,222                 41,226
Due after five years through ten years           13,273                 13,138
Due after ten years                              96,805                 97,131
                                               $152,663               $152,858

   At December 31, 2000, investment securities with a market value of $30.20 million were pledged to secure public and trust deposits as required or per-mitted by law.

                                      [34]

4. Reserve for Possible Credit Losses

Activity in the reserve for possible credit losses is summarized as follows:

								                     2000      1999     1998
Balance at January 1                                $4,409    $3,304   $2,654
Provision charged to operating expense               2,198     2,066    1,176
                                                     6,607     5,370    3,830
Gross credit losses                                 (1,832)   (1,396)    (708)
Recoveries                                             319       435      182
Net credit losses                                   (1,513)     (961)    (526)
Balance at December 31                              $5,094    $4,409   $3,304

   Non-accruing loans were $1.07, $.38, and $.46 million at December 31, 2000, 1999, and 1998, respectively. Interest income not recognized as a result of non-accruing loans was $.01, $.01, and $.02 million during the years ended Dec-ember 31, 2000, 1999, and 1998, respectively.

5. Loans and Leases and Concentrations of Credit Risk

   The Corporation through its banking subsidiary is active in originating loans and leases to customers primarily in Garrett, Allegany, Washington and Frederick counties in Maryland; and Mineral, Hardy, Berkeley, and Hampshire Counties in West Virginia, and the surrounding regions of West Virginia and Pennsylvania. The following table presents the Corporation's composition of credit risk by significant concentration.

                                                      December 31, 2000
                                                Loans      Loan
                                              & Leases  Commitments     Total
Commercial, financial and agricultural        $ 92,914    $20,300     $113,214
Real estate-construction                        12,667      4,513       17,180
Real estate-mortgage                           307,577     20,074      327,651
Installment                                    189,515      3,888      193,403
Lease financing                                 11,974       -          11,974
Letters of credit                                 -         2,379        2,379
                                              $614,647    $51,154     $665,801

                                                      December 31, 1999
                                                Loans      Loan
                                              & Leases  Commitments     Total
Commercial, financial and agricultural        $ 57,277    $20,726     $ 78,003
Real estate-construction                         7,873      3,612       11,485
Real estate-mortgage                           278,564     20,389      298,953
Installment                                    219,035      3,676      222,711
Lease financing                                  6,433       -           6,433
Letters of credit                                 -         1,721        1,721
                                              $569,182    $50,124     $619,306

   Loan commitments are made to accommodate the financial needs of the Corpora-tion's customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, most letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit poli-cies. Collateral is obtained based on management's credit assessment of the customer.

                                      [35]

5. Loans and Leases and Concentrations of Credit Risk (continued)

   Commercial, financial and agricultural loans are collateralized by real estate and equipment, and the loan-to-value ratios generally do not exceed 75 percent. Real estate mortgage loans are collateralized by the related property, and the loan-to-value ratios generally do not exceed 89 percent.

   Any consumer real estate mortgage loan exceeding a loan-to-value ratio of 89 percent requires private mortgage insurance. Installment loans are typically collateralized with loan-to-value ratios which are established based on the financial condition of the borrower and generally range from 80 percent to 90 percent of the amount of the loan. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

6. Bank Premises and Equipment

   The composition of Bank premises and equipment is as follows:
                                                               2000     1999
Bank premises                                                $10,639  $ 9,428
Equipment                                                     16,492   15,138
                                                              27,131   24,566
Less accumulated depreciation                                (16,300) (14,806)
Total                                                        $10,831  $ 9,760

   The Corporation recorded depreciation expense of $1.55, $1.65 and $1.55 million in 2000, 1999, and 1998, respectively.

7. Fair Value of Financial Instruments

   As required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Corporation has presented fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corpora-tion's ability to actually realize these derived values cannot be assumed.

   The fair values disclosed under SFAS No. 107 may vary significantly between institutions based on the estimates and assumptions used in the various valua-tion methodologies. SFAS No. 107 excludes disclosure of non financial assets such as buildings as well as certain financial instruments such as leases. Ac-cordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

   The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condi-tion at December 31 are as follows:

                                       2000                      1999
                                Carrying    Fair          Carrying    Fair
                                 Amount    Value           Amount    Value
Cash and due from banks        $ 15,521 $ 15,521         $ 20,879 $ 20,879
Federal funds sold               11,400   11,400              615      615
Interest-bearing deposits
  in banks                       20,534   20,534           20,750   20,750
Investment securities           152,858  152,858          150,565  150,565
Federal Home Loan Bank stock      5,950    5,950            5,200    5,200
Loans and leases                614,647  619,934          569,182  565,545
Deposits                        649,977  651,244          598,572  600,919
Federal Home Loan Bank
  borrowings and other
  borrowed funds                122,000  121,420          127,000  133,779

                                      [36]

7. Fair Value of Financial Instruments (continued)

   The following methods and assumptions were used by the Corporation in esti-mating its fair value disclosures for financial instruments:

   Cash and due from banks: The carrying amounts as reported in the statement of financial condition for cash and due from banks approximate those assets' fair values.
   Federal Funds Sold: The carrying amount of federal funds sold approximate their fair values.
   Interest-Bearing Deposits in Banks: The carrying amount of interest-bearing deposits maturing within ninety days approximate their fair values.
   Investment Securities: Fair values of investment securities are based on quoted market values.
   Federal Home Loan Bank Stock: The carrying value of Federal Home Loan stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
   Loans and Leases: For variable rate loans and leases that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a dis-counted cash flow calculation that applies current interest rates being offered on the various loan products.
   Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable rate certifi-cates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.
   Federal Home Loan Bank Borrowings and Other Borrowed Funds: The fair value of the Corporation's Federal Home Loan Bank borrowings is calculated based on the discounted value of contractural cash flows, using rates currently existing for borrowings from the Federal Home Loan Bank with similar remaining matur-ities. The fair value of the Corporation's other long-term debt, the trust issued guaranteed preferred beneficial interests in the Corporation's junior subordinated deferrable interest debentures, is based upon its quoted market price.
   Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 2000 or 1999.

8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings

   Borrowings consist of the following:

December 31, 2000
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB stock and certain first mortgage loans:
    Due August 25, 2004 @ 5.84%, convertible on August 25, 2001 .......$ 11,500
    Due February 1, 2005 @ 6.42%, convertible on February 1, 2002 .....  15,000
    Due February 4, 2008 @ 5.49%, convertible on February 4, 2003 .....  10,000
    Due April 22, 2009 @ 5.01%, convertible on April 23, 2001 .........  26,000
    Due September 8, 2009 @ 6.27%, convertible on September 8, 2004 ...  11,500
    Due September 13, 2010 @ 5.57%, convertible on March 13, 2001 .....  25,000
Trust issued guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable interest debentures
  @ 9.375%, maturing in August 2029 ...................................  23,000
             Total ................................................... $122,000

                                      [37]

8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings (continued)

December 31, 1999
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB stock and certain first mortgage loans:
    Due August 25, 2004 @ 5.84%, convertible on August 25, 2001 ...... $ 11,500
    Due February 4, 2008 @ 5.49%, convertible on February 4, 2003 ....   10,000
    Due September 11, 2008 @ 4.69%, convertible on September 11, 2000    25,000
    Due April 22, 2009 @ 5.01%, convertible on April 23, 2001 ........   26,000
    Due August 6, 2009 @4.95%, convertible on February 6, 2008 .......   20,000
    Due September 8, 2009 @ 6.27%, convertible on September 8, 2004 .. 11,500 Trust issued guaranteed preferred beneficial interests in the
  Corporation's junior subordinated deferrable interest debentures
  @ 9.375%, maturing in August 2029 ..................................   23,000
             Total ................................................... $127,000

   The Corporation, through its banking subsidiary, First United Bank & Trust, has a credit agreement with the FHLB of Atlanta in an amount up to 29% of the Bank's assets. At December 31, 2000, the line of credit equaled $243.47 million. This line of credit can only be utilized to the extent of available collateral. It is secured with the first lien on the 1-4 family mortgage portfolio and certain GNMA securities. The collateralized line of credit totaled $146.18 million at December 31, 2000.
   First United Capital Trust (the Trust), a Delaware Business trust organ-ized by the Corporation on July 19, 1999, issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities (the Capital Securities).
The payment terms require the Trust to distribute 9.375% annually per $10 liquidation amount of Capital Securities in equal payments on March 31, June
30, September 30 and December 31 of each year, beginning September 30, 1999. Under the Federal Reserve Board's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II cap-ital ratios. For financial reporting purposes, the Trust is treated as a wholly owned subsidiary of the Corporation. The Capital Securities represent preferred undivided interests in the assets of the Trust, and are classified in the Cor-poration's consolidated balance sheet as other long term debt, with distribu-tions on the securities included in interest expense.

   The proceeds from the issuance of the Capital Securities were used by the Trust to purchase $23.00 million aggregate principal amount of junior subordi-nated debentures (Junior Subordinated Debentures) issued by the Corporation to the Trust. The Junior Subordinated Debentures represent the sole asset of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust. Holders of the Capital Securities receive preferential cumulative cash distributions quarterly on each distribution date at the distribution rate stated above unless the Corporation exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to 20 quarterly periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, the Corporation may not pay dividends or distributions on, or repur-chase, redeem or acquire any shares of its capital stock. The agreements gov-erning the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by the Corporation of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations of the Corporation under this guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of the Corporation.

   The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more tax, investment company, or capital treatment events (Events) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after September 30, 2004, the stated optional redemption date, contemporaneously with the Corporation's op-tional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity date at the Corporation's option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and duringthe continuation of one or more of the Events, in each case subject to possible regulatory approval.

                                      [38]

   The Corporation's banking subsidiary First United Bank & Trust has estab-lished various unsecured lines of credit totaling $8.50 million at various up-stream correspondent banks. The Bank has also established a $7.00 million reverse repurchase lines of credit with correspondent banks. As of December 31, 2000, the Corporation had no borrowings with these correspondent banks. The Cor-poration utilizes the lines to meet daily liquidity requirements and does not rely on lines as a source of long term liquidity.

   Maturities of FHLB advances and other borrowed funds are as follows: 2001-, 2002-, 2003-, 2004 11,500, 2005- 15,000.

9. Income Taxes
   A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:

                                                  2000        1999       1998
Income before income taxes ...................  $12,073     $12,091    $11,409
Statutory income tax rate ....................       34%         34%        34%
Income tax ...................................    4,105       4,111      3,879
State income tax, net of federal tax benefit .      318         348        324
Effect of nontaxable interest and loan income      (499)       (516)      (430)
Effect of nontaxable premium income ..........     (127)         -          -
Effect of TEFRA interest limitation ..........       75          67         47
Merger costs .................................       -           31         16
Other ........................................     (110)         89        146
Income tax expense for the year ..............   $3,762      $4,130     $3,982
Taxes currently payable ......................    3,108       4,710     $4,022
Deferred taxes (benefit) .....................      654        (580)       (40)
Income tax expense for the year ..............   $3,762      $4,130     $3,982

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                                              2000       1999
Deferred tax assets:
Reserve for possible credit losses .......................   $1,967     $1,703
Deferred loan origination fees ...........................      188        201
State tax loss carry forwards ............................      132        -
Unrealized loss on real property .........................       34        123
Deferred compensation ....................................      218        161
Employee compensation ....................................      154        -
Unrealized loss on investment securities .................      -        1,864
Other ....................................................       66         56
Total deferred tax assets ................................    2,759      4,108
Valuation allowance ......................................     (179)       (47)
Total deferred tax assets less valuation allowance .......    2,580      4,061

Deferred tax liabilities:
Auto Leasing .............................................     (908)       -
Pension ..................................................     (450)      (423)
Depreciation .............................................     (595)      (443)
Employee compensation ....................................      -          (81)
Unrealized gain on investment securities .................      (75)       -
Prepaid expenses .........................................      (53)       (39)
Other ....................................................      (51)       (34)
Total deferred tax liability .............................   (2,132)    (1,020)
Net deferred tax asset ...................................    $ 448     $3,041

                                      [39]

9. Income Tax (continued)

   During 2000, the Corporation increased its valuation allowance for certain state loss carry forwards generated during the year.

   The Corporation made income tax payments of $4,510, $4,729, and $3,406 for the years ending December 31, 2000, 1999 and 1998, respectively.

10. Employee Benefit Plans

   The Corporation sponsors a noncontributary defined benefit pension plan covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees' com-pensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the cur-rent year's funding requirements. The following table summarizes benefit obli-gation and plan asset activity for the Corporation's pension plan:

                                                              2000       1999
Change in Benefit Obligation
Obligation at the beginning of the year ..................  $ 7,971    $ 8,576
Service cost .............................................      368        401
Interest cost ............................................      651        605
Assumptions ..............................................      632     (1,862)
Actual loss ..............................................      368        631
Benefits paid ............................................     (339)      (380)
Obligation at the end of the year ........................  $ 9,651    $ 7,971
Change in Plan Assets
Fair value at the beginning of the year ..................  $11,222    $10,278
Actual return on plan assets .............................      246        886
Employer contribution ....................................      278        438
Benefits paid ............................................     (339)      (380)
Fair value at the end of the year ........................  $11,407    $11,222
Funded Status ............................................    1,756      3,251
Unrecognized actuarial gain ..............................      125     (1,563)
Unrecognized prior service cost ..........................      (24)       (26)
Unrecognized transition asset ............................     (566)      (606)
Prepaid benefit cost .....................................  $ 1,291    $ 1,056
Discount rate ............................................     7.50%      8.00%
Expected return on assets ................................     8.25%      8.25%
Rate of pay increase .....................................     4.00%      3.75%

                                                   2000       1999       1998
Net Pension cost included the following:
Service costs-benefits earned during the year      $ 368      $ 401      $ 308
Interest cost on projected benefit obligation        651        605        552
Actual return on plan assets                        (246)      (886)    (1,465)
Net amortization and deferral                       (729)        (3)       718
Net pension expense included in employee benefits   $ 44      $ 117      $ 113

401(k) Profit Sharing Plan

   The First United Bank & Trust 401(k) Profit Sharing Plan ("the 401(k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employ-ees of the Corporation. Eligible employees can elect to contribute, through payroll deductions, up to 10% of their base salary, with contributions up to 6% of base salary matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.16, $.16, and $.16 million in 2000, 1999, and 1998, respectively.

                                      [40]

11. Federal Reserve Requirements

   The banking subsidiaries are required to maintain reserves with the Federal Reserve Bank. During 2000, the daily average amount of these required reserves was approximately $10.66 million.

12. Restrictions on Subsidiary Dividends, Loans or Advances

   Under Federal Reserve regulations, the banking subsidiaries are limited to the amount they may loan to their affiliates, including the Corporation, unless such loans are collateralized by specified obligations. Although no transfers were made, $9,266 in funds were available for transfer from the Bank to the Cor-poration in the form of loans as of December 31, 2000.

13. Parent Company Financial Information (Parent Company Only)
Condensed Statements of Financial Condition                     December 31,
                                                              2000       1999
Assets
Cash ...................................................... $ 1,045    $ 1,417
Investment securities .....................................   1,665      4,454
Investment in bank subsidiary .............................  80,590     69,584
Dividend receivable and other assets ......................   1,089      1,216
Investment in non-bank subsidiary .........................   5,162      5,394
Total Assets .............................................. $89,551    $82,065
Liabilities and Shareholder's Equity
Reserve for taxes, interest, and other liabilities ........    $ 44      $ -
Dividends payable .........................................     996        969
Other long term debt ......................................  23,000     23,000
Shareholders' equity ......................................  65,511     58,096
Total Liabilities and Shareholder's Equity ................ $89,551    $82,065

                                                        Year ended December 31
Condensed Statements of Income                           2000    1999    1998
Income:
Dividend income from subsidiaries ....................  $2,566  $2,500  $5,380
Other income .........................................     147     368     335
Total income .........................................   2,713   2,868   5,715
Expense:
Other expenses .......................................   2,188     814       5
Total expense ........................................   2,188     814       5
Income before income taxes and equity in undistributed
net income of subsidiaries ...........................     525   2,054   5,710
Applicable income taxes ..............................     -      (3)     (8)
Equity in undistributed net income (loss) of subsidiaries:
Bank .................................................   8,113   5,537   1,412
Non-bank .............................................    (327)    373     313
Net income ...........................................  $8,311  $7,961  $7,427

                                      [12]

13. Parent Company Financial Information (Parent Company Only) (continued)

Condensed Statements of Cash Flows
                                                        Year ended December 31
                                                         2000    1999    1998
Operating activities
Net income...........................................   $8,311  $7,961  $7,427
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Equity in undistributed net income of subsidiaries   (7,786) (5,910) (1,725)
   Decrease (increase) in other assets ..............      127    (780)   (330)
   Increase (decrease) in other liabilities .........       44     -       (30)
   Increase (decrease) in dividends payable .........       27      (2)     34
Net cash provided by operating activities ...........      723   1,269   5,376

Investing activities
Purchase of investment securities ...................      (41) (2,871)   (114)
Proceeds from investment maturities .................    2,912   3,640   1,338
Net investment in subsidiaries ......................      -    20,000     -
Net cash provided by (used in) investing activities .    2,871 (19,231)  1,224

Financing activities
Cash dividends ......................................   (3,896) (3,791) (3,781)
Proceeds from issuance of common stock ..............      -       -        28
Proceeds from issuance of other long term debt ......      -    23,000     -
Acquisition and retirement of common stock ..........      (70) (1,116) (2,105)
Net cash (used in) provided by financing activities .   (3,966) 18,093  (5,858)
(Decrease) increase in cash and cash equivalents ....     (372)    131     742
Cash and cash equivalents at beginning of year ......    1,417   1,286     544
Cash and cash equivalents at end of year ............   $1,045  $1,417  $1,286

14. Commitments and Contingent Liabilities

   The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condi-tion of the Corporation.

   Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corpor-ation, had $9.77 million of life, accident and health insurance in force at Dec-ember 31, 2000. In accordance with state insurance laws, this subsidiary is cap-italized at $5.39 million.

15. Related Party Transactions

   In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Corporation and its subsidiar-ies. Pursuant to the Corporation's policy, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. Changes in the dollar amount of loans outstanding to offi-cers, directors and their associates were as follows for the years ended Dec-ember 31:

                                                    2000      1999       1998
Balance, January 1 ..............................  $9,801    $7,934     $8,046
Loans or advances ...............................   6,027     3,055      3,303
Repayments ......................................  (4,574)   (1,188)    (3,415)
Balance, December 31 ............................ $11,254    $9,801     $7,934

                                      [42]


16. Quarterly Results of Operations (Unaudited)

   The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.
                                                 Three months ended
                                      March 31 June 30 September 30 December 31
2000
Interest income ....................  $15,211  $15,631   $16,040       $16,266
Interest expense ...................    8,115    8,458     9,128         9,338
Net interest income ................    7,096    7,173     6,912         6,928
Provision for possible credit losses      563      950       393           292
Other income .......................    1,812    1,853     2,082         2,410
Other expenses .....................    5,368    5,473     5,484         5,670
Income before income taxes .........    2,977    2,603     3,117         3,376
Applicable income taxes ............      976      797     1,016           973
Net income..........................  $ 2,001  $ 1,806   $ 2,101       $ 2,403
Earnings per share .................    $0.33    $0.30     $0.34         $0.40

                                                 Three months ended
                                      March 31 June 30 September 30 December 31
1999
Interest income ....................  $12,519  $13,007   $14,040       $15,277
Interest expense ...................    5,892    6,027     6,906         8,321
Net interest income ................    6,627    6,980     7,134         6,956
Provision for possible credit losses      425      411       560           670
Other income .......................    1,491    1,583     1,882         2,243
Other expenses .....................    4,944    5,178     5,391         5,226
Income before income taxes .........    2,749    2,974     3,065         3,303
Applicable income taxes ............      934    1,026     1,057         1,113
Net income..........................  $ 1,815  $ 1,948   $ 2,008       $ 2,190
Earnings per share .................    $0.30    $0.31     $0.33         $0.36

                                      [43]

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 24, 2001, from pages 2 through 6.

   Executive Officers of the Registrant are:

NAME                    POSITION                           AGE
William B. Grant        Chairman of the Board and          47
                        Chief Executive Officer
Robert W. Kurtz         President,                         54
                        Chief Financial Officer and
					    Secretary/Treasurer
Benjamin W. Ridder      Executive Vice President and       59
                        Director of Retail Banking
Jeannette R. Fitzwater  Senior Vice President and          40
                        Director of Human Resources
Philip D. Frantz        Senior Vice President and          40
                        Director of Operations & Support
Steven M. Lantz         Senior Vice President and          44
                        Director of Lending
Eugene D. Helbig, Jr.   Senior Vice President              48
                        Senior Trust Officer
Frederick A. Thayer IV  Senior Vice President              42
                        Director of Sales and CRA Officer

As defined by the rules and regulations of the Securities and Exchange Com-mission, family relationships exist among Directors, Nominees and Executive Officers. Director Frederick A. Thayer III is the father of Senior Vice Pres-ident Frederick A. Thayer IV. Director I. Robert Rudy is the brother of Senior Vice President Jeannette Rudy Fitzwater. Director Karen F. Myers is a first cousin to Senior Vice President Philip D. Frantz. No other family relation-ships exist.

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

Mr. Ridder has been Executive Vice President and Director of Retail Banking of First United Corporation since 1997. Previously, he had been Senior Vice Presi-dent of the Corporation since 1987.

Mrs. Fitzwater was appointed Senior Vice President and Director of Human Re-sources in 1997. She had been First Vice President, Director of Marketing and Regional Sales Manager of First United Bank & Trust since 1994.

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

                                      [44]

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

Item 11. EXECUTIVE COMPENSATION

   Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 24, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 24, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference from page 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 24, 2001, and from Note 15 on page 45 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

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

									  [45]
This page intentionally left blank.

	                                  [46]

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

(David J. Beachy) Director
(Donald M. Browning) Director
(Rex W. Burton) Director
(Paul Cox, Jr.) Director
(Frederick A. Thayer, III) Director
(Robert W. Kurtz) Director
(Maynard G. Grossnickle) Director
(Raymond F. Hinkle) Director
(Dr. Andrew E. Mance) Director
(Donald E. Moran) Director
(Richard G. Stanton) Director
(I. Robert Rudy) Director
(Robert G. Stuck) Director
(James F. Scarpelli, Sr.) Director
(Karen F. Myers) Director
(Elaine L. McDonald) Director

                                      [47]

This page intentionally left blank.