Form 10-Q
period 2001-03-31
FIRST UNITED CORP/MD/
filed 2001-05-14
CIK 763907

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 2001

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

Common stock, $.01 Par value--6,080,568 shares outstanding as of March 31, 2001 Preferred stock, No par value--No shares outstanding as of March 31, 2001.











INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 2001
(Unaudited) and December 31, 2000.

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2001 and 2000.

     Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2001 and 2000.

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

SIGNATURES




















FIRST UNITED CORPORATION
Consolidated Balance Sheets
                                                March 31,      December 31,
Assets                                            2001            2000
                                              (unaudited)
                                               -----------------------------
                                                     (in thousands)

    Cash and due from banks                       $13,574        $15,521
    Federal funds sold                              7,194         11,400
    Interest-bearing deposits in banks              1,236         20,534
    Investment securities:
        U.S. Treasury Securities                      605            602
        Obligations of other US
           Government Agencies                     42,621         73,930
        Obligations of State and
           Local Government                        21,746         19,674
        Other investments                          77,943         58,652
                                               -------------------------
         Total investment securities              142,915        152,858

    Federal Home Loan Bank stock, at cost           5,950          5,950

    Loans and Leases                              614,058        614,647
    Reserve for possible credit losses             (4,995)        (5,094)
                                               ---------------------------
               Net loans                          609,063        609,553

    Bank premises and equipment                    10,894         10,831

    Accrued interest receivable and other assets   27,398         20,942
                                               ---------------------------
          Total Assets                           $818,224       $847,589
                                               ============================


















FIRST UNITED CORPORATION
Consolidated Balance Sheet

                                                   March 31,   December 31,
			               	              2001         2000
Liabilities and Shareholders' Equity              (unaudited)
                                                  ---------------------------
Liabilities                                             (in thousands)
    Non-interest bearing deposits                  $ 51,626     $ 51,339
    Interest bearing deposits                       558,055      598,638
                                                  ---------------------------
          Total deposits                            609,681      649,977
    Reserve for taxes, accrued interest, and
        other liabilities                             8,343        9,105
    Federal Home Loan Bank borrowings
        and other borrowed funds                    132,000      122,000
    Dividends payable                                 1,005          996
                                                  ---------------------------
          Total  Liabilities                        751,029      782,078


Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares

    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,080 shares at March 31,
    2001, 6,080 outstanding at December
    31, 2000
                                                        61           61

    Surplus                                         20,199       20,199

    Retained earnings                               46,176       45,132

    Accumulated comprehensive income                   759          119
                                                 ---------------------------
          Total Shareholders' Equity                67,195       65,511
                                                 ---------------------------
          Total Liabilities and
          Shareholders' Equity                    $818,224     $847,589
                                                 ============================










FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)                  Three Months
                                                      Ended March 31,
                                                     2001        2000
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 13,552    $ 12,328
Interest on investment securities:
        Taxable                                       2,334       2,444
        Exempt from federal income tax                  229         362
                                                     --------------------
                                                      2,563       2,806
Interest on federal funds sold                          189          77
                                                     --------------------
Total interest income                                16,304      15,211
Interest expense
  Interest on deposits:
        Savings                                         115         163
        Interest-bearing transaction accounts         1,298       1,167
        Time, $100,000 or more                        2,161       1,615
        Other time                                    3,737       3,328
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
		 funds                                    2,052       1,842
                                                     --------------------
Total interest expense                                9,363       8,115
                                                     --------------------
Net interest income                                   6,941       7,096
Provision for possible credit losses                    535         563
                                                     --------------------
Net interest income after provision
     for possible credit losses                       6,406       6,533

Other operating income
        Trust department income                         706         500
        Service charges on deposit accounts             567         509
        Insurance premium income                        229         180
        Security (losses)gains                           53         (44)
        Other income                                    726         667
                                                     --------------------
        Total other operating income                  2,281       1,812












Other operating expenses
        Salaries and employees benefits                3,082       2,749
        Occupancy expense of premises                    335         274
        Equipment expense                                446         437
        Data processing expense                          241         283
        Deposit assessments and related fees              41          35
        Other expense                                  1,593       1,590
                                                     --------------------
           Total other operating expenses              5,738       5,368
                                                     --------------------
        Income before income taxes                     2,949       2,977
        Applicable income taxes                          932         976
                                                      --------------------
                 Net income                           $2,017      $2,001
                                                      ====================
                 Earnings per share                    $0.33       $0.33
                                                      ====================

                 Dividends per share                  $0.165       $0.16
                                                      ====================



































FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                       Three Months
                                                      Ended March 31,
                                                       2001     2000
                                                    --------------------
                                                        (Unaudited)
Operating activities
Net Income                                          $ 2,017    $ 2,001
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses                  535        563
  Provision for depreciation                            377        711
  Net accretion and amortization of investment
       security discounts and premiums                   69         (8)
  Realized (gain) loss on sale
       of investment securities                         (52)        44
 (Increase) decrease in accrued interest
       and other assets                              (6,476)       586
 (Decrease) increase in reserve for taxes, accrued
       interest and other liabilities                  (762)       176
                                                   --------------------
Net cash (used in)provided by operating activities   (4,292)     4,073

Investing activities
Proceeds from maturities of available-for-
     sale securities                                 96,325    104,574
Purchases of available-for-sale securities          (66,403)   (79,602)
Net increase in loans                                   (45)   (24,186)
Purchases of premises and equipment                    (440)      (642)
                                                    -------------------
Net cash used in investing activities                29,437        144

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                        10,000        380
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts              (22,486)     4,087
Net (decrease) increase in certificates of deposits (17,807)   (11,931)
Cash dividends paid or declared                      (1,005)      (961)
Acquisition and retirement of Common Stock               -         (74)
 Net cash (used in) provided by                     -------------------
     financing activities                           (31,298)    (8,499)

Cash and cash equivalents at beginning of the year   26,921     21,494
(Decrease) in cash and cash equivalents              (6,153)    (4,282)
                                                   --------------------
Cash and cash equivalents at end of period          $20,768    $17,212
                                                   ====================




FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 2001

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December
31, 2000.

  Earnings per share are based on the weighted average number of shares outstanding of 6,081 for the three months ended March 31, 2001 and 2000.


Note B - Accumulated Comprehensive Income
    Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first three months of 2001 and 2000, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $2,657 million and $1,739 million, net of income taxes, respectively.




















Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended March 31, 2001 totaled $2.02 million, which is $.02 million more than was recorded for the first quarter of 2000. This translates into $.33 per share for the first quarter of 2000 and 2001. Return on Average Equity (ROAE)decreased from 13.40%, at December 31, 2000, to 12.25% as of March 31, 2000. Return on Average Equity was 13.10% as of March 31, 2000.

    The "efficiency ratio" is a key measuring tool for profitability and oper-ating efficiency. The calculation of the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other oper-ating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Cor-poration's efficiency ratio was 61.19% for the period ended March 31, 2001. This represents a slight decline in efficiency from year-end 2000 when the ratio was 59.36%.

   Fee income from our Trust Services and Business Manager product has in-creased 51.98% or $.29 million compared to the same period in 2000. Driven by these two income sources, other operating income increased 25.94% in comparison to March 31, 2000. Other operating income for the first quarter of 2001 was $2.28 million compared to $1.81 million for the same period in 2000. Other operating expense for the first quarter of 2001 was $5.74 million compared to $5.37 million for the same period in 2000. This 6.89% increase is a direct result of salaries and employee benefits increasing from $ 2.75 million in 2000 to $3.08 million in 2001. This represents an increase of 12.11%, primarily due to the rising cost of health insurance.

   In the first quarter, net loans decreased $.49 million to a total of $609.06 million. The growth for the same quarter of 2000 was $23.63 million, bringing the total to $588.40 million. Commercial loans increased $8.75 million, including an increase of $5.98 million in commercial mortgages and $3.76 million in commercial installment loans. In contrast, the indirect auto installment loan portfolio decreased $9.46 million as a direct result of Management's decision in the year 2000 to slow loan growth by increasing the credit quality standards of the portfolio as well as maintaining higher rates on installment loans in order to maximize yield. Other installment loans decreased $.73 million. Mortgage loans, excluding commercial mortgages, increased $3.02 million. Home equity loans and leases have decreased $.42 million and $.40 million, respectively.

   As a result of the loan growth experienced in 2000, interest income in-creased from $15.21 million at March 31, 2000 to $16.30 million at March 31, 2001. This total represents an increase of $1.09 million or 7.19%.

    Total investment securities, interest-bearing deposits in banks, and Federal Home Loan Bank stock have decreased in total $29.24 million or 16.30% since December 31, 2000. At December 31, 2000, the Corporation had $20.53 million in excess funds invested at the Federal Home Loan Bank of Atlanta. In December 2000, the Corporation purchased $20.10 million of 90-day brokered deposits as part of a plan for the Trust Department to invest approximately $28.12 million of its liquid assets in investments outside of the Bank. Funding for the remaining $8.02 million of the plan was completed with a new $10.00 million convertible advance from the Federal Home Loan Bank of Atlanta in January 2001. The outflow of deposits occurred in January 2001 as discussed in the following paragraph. Declining interest rates resulted in $18.10 million of agency securities being called during the first quarter.
To properly collateralize our municipal deposits, $8.81 million of the calls were replaced. Late in the fourth quarter of 2000, the Corporation sold
$14.88 million of mortgage-backed securities and $1.94 million of municipal securities to obtain funding for a Bank Owned Life Insurance (BOLI) policy. These funds were held in short-term investments as the Corporation awaited the purchase of the policy. In the first quarter of 2001, the Corporation purchased $10.00 million of a BOLI policy. The cash surrender value policy is reported as an other asset on the accompanying consolidated balance sheets. The remaining $8.00 million policy is expected to be purchased in the second quarter.

    The corporation's interest expense year to date was $1.25 million higher than was recorded for the same period in 2000. The increase in expense can be attributed to deposit growth of $18.95 million from March 31, 2000 to March 31, 2001. The deposits of the Corporation have decreased $40.30 million since December 31, 2000. When the $20.10 million of brokered deposits matured in
March 2001, the Corporation elected to not renew.   Also, the Trust Depart-
ment's deposits held at the Bank have decreased $31.92 million since December 2000. Most of the decrease relates to the $28.12 million transaction discussed the preceding paragraph. Excluding these transactions, core deposits grew $13.58 million or 2.38%.

   Net interest income for the first three months of 2001 decreased 2.18% from the same period in 2000, to a total of $6.94 million. The result was a Cor-porate net interest margin of 3.70% at March 31, 2001, in comparison to the net interest margin of 3.79% for the year ending 2000. During the first quarter, the Corporation had more assets available to reprice than liabilities. Therefore, when the Federal Reserve decreased rates 150 basis points in the first quarter of 2001, the loans and investments in the portfolio repriced more quickly than deposits, causing the margin to decrease. Return on Average Assets (ROAA) has decreased 3.88% to 0.99% at March 31, 2001 compared to 1.03% at December 31, 2000.

     The provision for possible credit losses was $0.54 million for the first three months of 2001 compared to $.56 million for the same period in 2000. The provision decreased as a result of the loan balances decreasing. Net charge-offs for the first three months were $0.60 million, which equates to 0.10% of our net loan total of $609.06 million. For the same period of 2000, net charge-offs were $.41 million or 0.07% of the March 31, 2000 net loans of $592.96 million. The over 30-day delinquency ratio is 1.17% of gross loans, a number that compares very favorably with our peers. Nonperforming loans were .40% of total gross loans as of March 31, 2001, and our loan loss reserve was 0.82% of total gross loans representing 177.19% of nonperforming loans.

Summary of Loan Loss Experience

      ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                                                   March 31, 2001
                                                  ----------------
Balance at the Beginning of the period                  $5,094
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                  -
    Real estate - mortgage                                  16
    Installment loans to individuals                       721
                                                  ----------------
                                                           737
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                   1
    Real estate - mortgage                                   2
    Installment loans to individuals                       100
                                                  ---------------
                                                           103
                                                  ---------------
Net Charge-offs                                            632
                                                  ---------------
Additions charged to operations                            535
                                                  ---------------
Balance at end of period                                $4,995
                                                  ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period                      .10%
                                                  ===============

Risk Elements of Loan Portfolio

   The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank has no potential problem loans other than those in the table below. First United's non-accrual loans increased $.63 million in the first quarter of 2001 from the year end total of $1.07 million.
                                              March 31   December 31
                                                2001         2000
                                            ----------------------
     Non-accrual loans                         $1,691       $1,066
     Accruing loans past due 90 days or more    1,128        1,448

Information with respect to non-accrual loans at March 31, 2000 and December 31,1999 is as follows:

     Non-accrual Loans                         $1,691       $1,066
     Interest income that would have been recorded
       under original terms                         3           19
     Interest income recorded during the period     1            9

   Shareholders' equity was $67.20 million at March 31, 2001, a 2.57% increase from December 31, 2000, which was $65.51 million. Risk based capital, which is an expression of the Corporation's stability and security was 15.49%, which is greater than the 14.55% reported at December 31, 2000. Both are in excess of the regulatory minimum of 8.00%.

   The Corporation through First United Capital Trust, a Delaware Business Trust, issued $23 million of aggregate liquidation amount of 9.375% Preferred Securities on August 25, 1999. The payment terms require the Trust to dis-tribute 9.375% per $10 liquidation amount of Capital Securities on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999.

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

    On July 31, 1996, the Board of Directors ratified a stock buy back program. The Corporation's management has authority to repurchase up to 5 percent of the outstanding shares of First United Corporation at a price management deems appropriate. On April 29, 1998 the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an ad-ditional 5 percent or 309,048 shares. As of March 31, 2001 the Corporation had repurchased 421,189 shares at a price of $7.37 million. This represents 6.47% of the approved 10 percent. No shares were repurchased during the first quarter of 2001 or 2000.

   The Corporation paid a cash dividend of $.165 on February 1, 2001. On March 21, 2001, the Corporation declared another dividend of an equal amount, to be paid May 1, 2001, to shareholders of record at April 20, 2001.


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

                  The Corporation filed Form 8-K on April 24, 2001, to record
		      statements made by management at the annual shareholders'
			meeting.

                        SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      5/10/01          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      5/10/01          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      5/10/01
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      5/10/01
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer