Form 10-Q
period 2001-06-30
FIRST UNITED CORP/MD/
filed 2001-08-10
CIK 763907

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 2001

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

Common stock, $.01 Par value--6,080,568 shares outstanding as of June 30, 2001 Preferred stock, No par value--No shares outstanding as of June 30, 2001.











INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 2001
(unaudited) and December 31, 2000.

     Consolidated Statements of Income (unaudited) - For the three and six months ended June 30, 2001 and 2000.

     Consolidated Statements of Cash Flows (unaudited) - For the six months ended June 30, 2001 and 2000.

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

SIGNATURES




















FIRST UNITED CORPORATION
Consolidated Balance Sheets

                                                June 30,      December 31
Assets                                            2001            2000
                                               (unaudited)
                                               --------------------------
                                                      (in thousands)

    Cash and due from banks                       $15,805      $15,521
    Federal funds sold                              6,224       11,400
    Interest-bearing deposits in banks              1,645       20,534
    Investment securities:
        U.S. Treasury Securities and
        Obligations of other U.S.
           Government Agencies                     40,734       74,532
        Obligations of State and
           Local Government                        25,318       19,674
        Other investments                          80,522       58,652
                                               ------------------------
         Total investment securities              146,574      152,858

    Federal Home Loan Bank stock, at cost           5,950        5,950

    Loans and Leases                              618,634      614,647
    Reserve for possible credit losses             (5,144)      (5,094)
                                               ------------------------
               Net loans                          613,490      609,553

    Bank premises and equipment                    11,251       10,831

    Accrued interest receivable and other assets   31,661       20,942
                                               ------------------------
          Total Assets                           $832,600     $847,589
                                           ============================


















FIRST UNITED CORPORATION
Consolidated Balance Sheets


                                                   June 30,   December 31,
                                                     2001        2000
                                                  (unaudited)
Liabilities and Shareholders' Equity            -----------------------
                                                       (in thousands)
Liabilities
    Non-interest bearing deposits                  $ 54,916     $51,339
    Interest bearing deposits                       557,091     598,638
                                                -----------------------
          Total deposits                            612,007     649,977
    Reserve for taxes, accrued interest, and
        other liabilities                            13,930       9,105
    Federal Home Loan Bank borrowings
        and other borrowed funds                    137,238     122,000
    Dividends payable                                 1,003         996
                                                -----------------------
          Total  Liabilities                        764,178     782,078


Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares
    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,081 shares at June 30,
    2001, and December 31, 2000                         61           61

    Surplus                                         20,199       20,199

    Retained earnings                               47,422       45,132

    Accumulated comprehensive income                   740         119
                                                 ----------------------
          Total Shareholders' Equity                68,422       65,511
                                                 ----------------------
          Total Liabilities and
          Shareholders' Equity                    $832,600     $847,589
                                                 ======================










FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Six Months
                                                     Ended June 30,
                                                     2001        2000
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 26,829    $ 25,560
Interest on investment securities:
        Taxable                                       4,528       4,631
        Exempt from federal income tax                  504         663
                                                     ------------------
                                                      5,032       5,294
Interest on federal funds sold                          294          92
                                                     ------------------
Total interest income                                32,155      30,946

Interest expense
  Interest on deposits:
        Savings                                         225         327
        Interest-bearing transaction accounts         2,163       2,441
        Time, $100,000 or more                        4,016       3,138
        Other time                                    7,501       6,711
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
             funds                                    4,113       3,956
                                                     ------------------
Total interest expense                               18,018      16,573
                                                     ------------------
Net interest income                                  14,137      14,373
Provision for possible credit losses                  1,082       1,513
                                                     ------------------
Net interest income after provision
     for possible credit losses                      13,055      12,860

Other operating income
        Trust department income                       1,368       1,000
        Service charges on deposit accounts           1,178       1,025
        Insurance premium income                        508         460
        Securities gains (losses)                        76        (124)
        Other income                                  1,543       1,200
                                                   --------------------
        Total other operating income                  4,673       3,561










Other operating expenses
        Salaries and employees benefits                6,154      5,579
        Occupancy expense of premises                    645        539
        Equipment expense                                897        904
        Data processing expense                          480        545
        Deposit assessments and related fees              88         88
        Other expense                                  3,235      3,186
                                                   --------------------
           Total other operating expenses             11,499     10,841
                                                   --------------------
        Income before income taxes                     6,229      5,580
        Applicable income taxes                        1,928      1,773
                                                   --------------------
                 Net income                           $4,301     $3,807
                                                   ====================
                 Earnings per share                    $0.71      $0.63
                                                   ====================

                 Dividends per share                   $0.33      $0.32
                                                   ====================


































FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Three Months
                                                     Ended June 30,
                                                     2001        2000
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 13,277    $ 13,196
Interest on investment securities:
        Taxable                                       2,194       2,187
        Exempt from federal income tax                  275         301
                                                   --------------------
                                                      2,469       2,488
Interest on federal funds sold                          105          15
                                                   --------------------
Total interest income                                15,851      15,699

Interest expense
  Interest on deposits:
        Savings                                         110         164
        Interest-bearing transaction accounts           865       1,274
        Time, $100,000 or more                        1,855       1,523
        Other time                                    3,764       3,383
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
                 funds                                2,061       2,114
                                                   --------------------
Total interest expense                                8,655       8,458
                                                    -------------------
Net interest income                                   7,196       7,241
Provision for possible credit losses                    547         950
                                                   --------------------
Net interest income after provision
     for possible credit losses                       6,649       6,291

Other operating income
        Trust department income                         662         500
        Service charges on deposit accounts             611         516
        Insurance premium income                        279         280
        Securities (losses)                              23         (80)
        Other income                                    817         569
                                                   --------------------
        Total other operating income                  2,392       1,785











Other operating expenses
        Salaries and employees benefits                3,072      2,830
        Occupancy expense of premises                    310        265
        Equipment expense                                451        467
        Data processing expense                          239        262
        Deposit assessments and related fees              47         53
        Other expense                                  1,642      1,596
                                                   --------------------
           Total other operating expenses              5,761      5,473
                                                   --------------------
        Income before income taxes                     3,280      2,603
        Applicable income taxes                          996        797
                                                   --------------------
                 Net income                           $2,284     $1,806
                                                   ====================
                 Earnings per share                    $0.38      $0.30
                                                   ====================

                 Dividends per share                   $0.165     $0.16
                                                   ====================

































FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                       Six Months
                                                      Ended June 30,
                                                       2001     2000
                                                   --------------------
                                                        (unaudited)
Operating activities
Net Income                                          $ 4,301    $ 3,807
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses                1,082      1,513
  Provision for depreciation                            753        787
  Net accretion and amortization of investment
       security discounts and premiums                   63        (14)
  Realized (gain) loss on sale of investment
       securities                                       (76)       124
  Increase in accrued interest and other assets     (11,217)    (1,425)
  Increase in reserve for taxes accrued interest
       and other liabilities                          4,825        312
                                                   --------------------
Net cash (used) provided by operating activities       (269)     5,104

Investing activities
Proceeds from maturities of available-for-
     sale securities                                 98,979    150,513
Purchases of available-for-sale securities          (72,669)  (122,229)
Net increase in loans                                (5,018)   (46,262)
Purchases of premises and equipment                  (1,173)      (986)
                                                    -------------------
Net cash provided (used) in investing activities     20,119    (18,964)

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                        15,238     22,945
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts              (20,485)     4,974
Net (decrease) increase in certificates of deposits (17,485)   (11,281)
Cash dividends paid or declared                      (2,010)    (1,948)
Acquisition and retirement of Common Stock              -          (70)
                                                    -------------------
Net cash (used) provided by financing activities    (24,742)    14,620

Cash and cash equivalents at beginning of the year   26,921     21,494
Increase in cash and cash equivalents                (4,892)       760
                                                   --------------------
Cash and cash equivalents at end of period          $22,029    $22,254
                                                   ====================




FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 2001

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three and six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December
31, 2000.

  Earnings per share are based on the weighted average number of shares outstanding of 6,081 for the three and six months ended
June 30, 2001 and 2000.


Note B - Accumulated Comprehensive Income
    Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first six months of 2001 and 2000, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $4,922 thousand and $3,380 thousand, net of income taxes, respectively.

Note C - Accounting Pronouncement
    In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), was issued. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized, but instead be subject to an annual impairment test. Other intangible assets will continue to be amortized over their estimated useful lives. The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. The impact on the consolidated financial statements of the implementation of Statement No. 142 is in the process of being evaluated by the Corporation.

Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the six months ended June 30, 2001 totaled $4.30 million, which is $.49 million more than was recorded for the six months ended June 30, 2000. This translates into $.71 per share for the current six month period. For the same period of 2000, each share earned $.63. Annualized Return on Average Equity (ROAE) increased from 12.34% for the six months ended June 30, 2000, to 12.87% for the six months ended June 30, 2001.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation of the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 59.81% for the period ended June 30, 2001. This represents a decline in efficiency from year-end 2000 when the ratio was 59.36%.

   Fee income from our Business Manager product and Trust Services has increased 46.70% or $.53 million for the six months ended June 30, 2001, compared to the same period in 2000. Driven by these two income sources, other operating income increased 31.23% to $4.67 million in comparison to June 30, 2000. Other operating expense for the first six months of 2001 was $11.50 million compared to $10.84 million for the same period in 2000. This 6.07% increase is a direct result of salaries and employee benefits increasing from $5.58 million in 2000 to $6.15 million in 2001.

    In the first six months of 2001, net loans grew $3.94 million to a total of $613.49 million. The growth for the same period of 2000 was $45.70 million, bringing the total to $610.47 million. Commercial loans increased $20.92 million, including an increase of $14.02 million in commercial mortgages and $4.94 million in commercial installment loans. In contrast, the indirect auto installment loan portfolio decreased $17.51 million as a direct result of Management's decision in the year 2000 to slow loan growth by increasing the credit quality standards of the portfolio as well as maintaining higher rates on installment loans in order to maximize yield. Other installment loans decreased $.79 million. Mortgage loans, excluding commercial mortgages, decreased $.27 million. Home equity loans and leases have decreased $.14 million and $1.14 million, respectively.

    As a result of our loan growth, interest income for the six months ended June 30, 2001, was $32.16 million compared to $30.95 million for the same period in 2000. This total represents an increase of $1.21 million or 3.91%.

    Total investment securities, interest bearing deposits in banks, and Federal Home Loan Bank stock has decreased a total of $25.17 million or 14.04% since December 31, 2000. At December 31, 2000, the Corporation had $20.53 million in excess funds invested at the Federal Home Loan Bank of Atlanta. In December 2000, the Corporation purchased $20.10 million of 90-day brokered deposits as part of a plan for the Trust Department to invest approximately $28.12 million of its liquid assets in investments outside of the Bank. Funding for the remaining $8.02 million of the plan was completed with a new $10.00 million convertible advance from the Federal Home Loan Bank of Atlanta in January 2001. The outflow of deposits occurred in January 2001 as discussed in the following paragraph. Declining interest rates resulted in $29.14 million of agency securities being called during the first and second quarters of 2001. To properly collateralize our municipal deposits, $19.40 million of the calls were replaced. Late in the fourth quarter of 2000, the Corporation sold $14.88 million of mortgage-backed securities and $1.94 million of municipal securities to obtain funding for a Bank Owned Life Insurance ("BOLI") policy. These funds were held in short-term investments as the Corporation awaited the purchase of the policy. In the first quarter of 2001, the Corporation purchased $10.00 million of a BOLI policy. The cash surrender value of the policy is reported as an other asset on the accompanying consolidated balance sheets. The remaining $8.00 million policy is expected to be purchased in the third quarter of 2001.

    The corporation's interest expense year to date was $1.45 million higher than was incurred for the same period in 2000. The increase in expense can be attributed to deposit growth of $19.74 million from June 30, 2000 to
June 30, 2001. The deposits of the Corporation have decreased $37.97 million since December 31, 2000. When the $20.10 million of brokered deposits matured in
March 2001, the Corporation elected to not renew.   Also, the Trust Depart-
ment's deposits held at the Bank have decreased $31.73 million since December 2000. Most of the decrease relates to the $28.12 million transaction discussed in the preceding paragraph. Excluding these transactions, core deposits grew $15.77 million or 2.76% for the six months ended June 30, 2001.

    Net interest income for the first six months of 2001 decreased
1.64% from the same period in 2000, to a total of $14.14 million. The result was a Corporate net interest margin of 3.75% in comparison to the net interest margin of 3.79% for the year ending 2000. During the first and second quarters of 2001, the Corporation had more assets available to reprice than liabilities. Therefore, when the Federal Reserve decreased rates 275 basis points in the first half of 2001, the loans and investments in the portfolio repriced more quickly than deposits, causing the margin to decrease. Annualized Return on Average Assets (ROAA) has increased 8.33% to 1.04% for the six months ended June 30, 2001, compared to 0.96% for the six months ended June 30, 2000.

     The provision for possible credit losses was $1.08 million for the first six months of 2001 compared to $1.51 million for the same period in 2000. Net charge-offs for the first six months were $1.03 million, which equates to 0.34% of average net loans of $611.28 million. For the same period of 2000, net charge-offs were $.86 million or .30% of the June 30, 2000, average net loans of $586.05 million. The over 30-day delinquency ratio is 1.37% of gross loans, a number which compares very favorably with our peers. Non-performing loans were .40% of gross loans as of June 30, 2001, and our loan loss reserve was 0.83% of gross loans representing 206.75% of non-performing loans.

Summary of Loan Loss Experience


      ANALYSIS OF THE RESERVE FOR POSSIBLE CREDIT LOSSES

                                                   June 30, 2001
                                                  ----------------
Balance at the Beginning of the period                  $5,094
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                 116
    Real estate - mortgage                                  40
    Installment loans to individuals                     1,072
                                                  ----------------
                                                         1,228
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                  18
    Real estate - mortgage                                   3
    Installment loans to individuals                       175
                                                  ---------------
                                                           196
                                                  ---------------
Net Charge-offs                                          1,032
                                                  ---------------
Provision for Possible Credit Losses                     1,082
                                                  ---------------
Balance at end of period                                $5,144
                                                  ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period, annualized          .34%
                                                  ===============

Risk Elements of Loan Portfolio

        The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings. Further, the Bank has no potential problem loans other than those in the table below. As of June 30, 2001, First United's non-accrual loans increased $.16 million from the year end total of $1.07 million.

                                              June 30   December 31
                                                2001         2000
                                            ----------------------
     Non-accrual loans                        $1,228        $1,066
     Accruing loans past due 90 days or more   1,260         1,448

Information with respect to non-accrual loans at June 30, 2001 and December 31, 2000, are as follows:

     Non-accrual Loans                           $1,228       $1,066
     Interest income that would have been recorded
       under original terms                          24           19
     Interest income recorded during the period      10            9

     Shareholders' equity remained strong at $68.42 million, a 4.44% increase from December 31, 2000, which was $65.51 million. Risk based capital, was 15.52%, which is greater than the 14.55% reported at December 31, 2000. Both are in excess of the regulatory minimum of 8.00%.

    The Corporation paid a cash dividend of $.165 on May 1, 2000. On June 20, 2001, the Corporation declared another dividend of an equal amount, to be paid August 1, 2001, to shareholders of record at July 18, 2001.


Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities and Use of Proceeds.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

                  First United Corporation's annual meeting of
            Shareholders' was held on April 24, 2001. The only item ratified by 2001 proxy vote was the election of six directors.


Item   5.   Other Information.


Item   6.   Exhibits and Reports on Form 8-K.

                        SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    FIRST UNITED CORPORATION


Date      8/13/01          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      8/13/01          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      8/13/01
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      8/13/01
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer