Form 10-Q
period 2001-09-30
FIRST UNITED CORP/MD/
filed 2001-11-09
CIK 763907

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 2001

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

Common stock, $.01 Par value--6,080,568 shares outstanding as of September 30, 2001 Preferred stock, No par value--No shares outstanding as of September 30, 2001.











INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 2001
(unaudited) and December 31, 2000.

     Consolidated Statements of Income (unaudited) - For the three and nine months ended September 30, 2001 and 2000.

     Consolidated Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2001 and 2000.

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

SIGNATURES




















FIRST UNITED CORPORATION
Consolidated Balance Sheets

                                              September 30,   December 31
Assets                                            2001            2000
                                               (unaudited)
                                               --------------------------
                                                      (in thousands)

    Cash and due from banks                       $15,976      $15,521
    Federal funds sold                               -          11,400
    Interest-bearing deposits in banks                242       20,534
    Investment securities:
        U.S. Treasury Securities and
        Obligations of other U.S.
           Government Agencies                     33,613       74,532
        Obligations of State and
           Local Government                        26,507       19,674
        Other investments                          77,677       58,652
                                               ------------------------
         Total investment securities              137,797      152,858

    Federal Home Loan Bank stock, at cost           5,950        5,950

    Loans and Leases                              624,736      614,647
    Reserve for possible credit losses             (5,190)      (5,094)
                                               ------------------------
               Net loans                          619,546      609,553

    Bank premises and equipment                    11,223       10,831

    Accrued interest receivable and other assets   41,088       20,942
                                               ------------------------
          Total Assets                           $831,822     $847,589
                                           ============================


















FIRST UNITED CORPORATION
Consolidated Balance Sheets


                                                September 30, December 31,
                                                     2001        2000
                                                  (unaudited)
Liabilities and Shareholders' Equity            -----------------------
                                                       (in thousands)
Liabilities
    Non-interest bearing deposits                  $ 59,439     $51,339
    Interest bearing deposits                       551,841     598,638
                                                -----------------------
          Total deposits                            611,280     649,977
    Reserve for taxes, accrued interest, and
        other liabilities                            14,407       9,105
    Federal Home Loan Bank borrowings
        and other borrowed funds                    134,109     122,000
    Dividends payable                                 1,002         996
                                                -----------------------
          Total  Liabilities                        760,798     782,078


Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares
    Capital Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,081 shares at September 30,
    2001, and December 31, 2000                         61           61

    Surplus                                         20,199       20,199

    Retained earnings                               49,023       45,132

    Accumulated comprehensive income                 1,741,         119
                                                 ----------------------
          Total Shareholders' Equity                71,024       65,511
                                                 ----------------------
          Total Liabilities and
          Shareholders' Equity                    $831,822     $847,589
                                                 ======================










FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Nine Months
                                                    Ended September 30,
                                                     2001        2000
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 40,163    $ 39,017
Interest on investment securities:
        Taxable                                       6,435       6,825
        Exempt from federal income tax                  803         932
                                                     ------------------
                                                      7,238       7,757
Interest on federal funds sold                          359         108
                                                     ------------------
Total interest income                                47,760      46,882

Interest expense
  Interest on deposits:
        Savings                                         336         489
        Interest-bearing transaction accounts         2,844       3,674
        Time, $100,000 or more                        5,640       4,903
        Other time                                   11,130      10,444
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
             funds                                    6,189       6,191
                                                     ------------------
Total interest expense                               26,139      25,701
                                                     ------------------
Net interest income                                  21,621      21,181
Provision for possible credit losses                  1,856       1,906
                                                     ------------------
Net interest income after provision
     for possible credit losses                      19,765      19,275

Other operating income
        Trust department income                       2,008       1,540
        Service charges on deposit accounts           1,806       1,518
        Insurance premium income                        774         742
        Securities gains (losses)                       427        (124)
        Other income                                  2,339       2,071
                                                   --------------------
        Total other operating income                  7,354       5,747










Other operating expenses
        Salaries and employees benefits                9,331      8,430
        Occupancy expense of premises                    952        821
        Equipment expense                              1,375      1,358
        Data processing expense                          738        809
        Deposit assessments and related fees             133        143
        Other expense                                  4,815      4,764
                                                   --------------------
           Total other operating expenses             17,344     16,325
                                                   --------------------
        Income before income taxes                     9,775      8,697
        Applicable income taxes                        2,870      2,789
                                                   --------------------
                 Net income                           $6,905     $5,908
                                                   ====================
                 Earnings per share                    $1.14      $0.97
                                                   ====================

                 Dividends per share                   $0.495     $0.48
                                                   ====================


































FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Three Months
                                                    Ended September 30,
                                                     2001        2000
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 13,335    $ 13,561
Interest on investment securities:
        Taxable                                       1,907       2,194
        Exempt from federal income tax                  299         269
                                                   --------------------
                                                      2,206       2,463
Interest on federal funds sold                           64          16
                                                   --------------------
Total interest income                                15,605      16,040

Interest expense
  Interest on deposits:
        Savings                                         110         162
        Interest-bearing transaction accounts           681       1,233
        Time, $100,000 or more                        1,624       1,765
        Other time                                    3,629       3,733
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
                 funds                                2,076       2,235
                                                   --------------------
Total interest expense                                8,120       9,128
                                                    -------------------
Net interest income                                   7,485       6,912
Provision for possible credit losses                    774         393
                                                   --------------------
Net interest income after provision
     for possible credit losses                       6,711       6,519

Other operating income
        Trust department income                         640         540
        Service charges on deposit accounts             628         493
        Insurance premium income                        266         282
        Securities (losses)                             350          -
        Other income                                    796         767
                                                   --------------------
        Total other operating income                  2,680       2,082











Other operating expenses
        Salaries and employees benefits                3,176      2,851
        Occupancy expense of premises                    308        282
        Equipment expense                                478        454
        Data processing expense                          258        264
        Deposit assessments and related fees              45         55
        Other expense                                  1,580      1,578
                                                   --------------------
           Total other operating expenses              5,845      5,484
                                                   --------------------
        Income before income taxes                     3,546      3,117
        Applicable income taxes                          942      1,016
                                                   --------------------
                 Net income                           $2,604     $2,101
                                                   ====================
                 Earnings per share                    $0.43      $0.34
                                                   ====================

                 Dividends per share                   $0.165     $0.16
                                                   ====================

































FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                       Nine Months
                                                    Ended September 30,
                                                       2001     2000
                                                   --------------------
                                                        (unaudited)
Operating activities
Net Income                                          $ 6,905    $ 5,908
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses                1,856      1,906
  Provision for depreciation                          1,175      1,148
  Net accretion and amortization of investment
       security discounts and premiums                   23         17
  Realized (gain) loss on sale of investment
       securities                                      (427)       124
  Increase in accrued interest and other assets     (20,147)      (520)
  Increase in reserve for taxes accrued interest
       and other liabilities                          5,302        473
                                                   --------------------
Net cash (used) provided by operating activities     (5,313)     9,056

Investing activities
Proceeds from maturities of available-for-
     sale securities                                211,928    181,506
Purchases of available-for-sale securities         (174,541)  (155,126)
Net increase in loans                               (11,849)   (46,102)
Purchases of premises and equipment                  (1,567)    (1,627)
                                                    -------------------
Net cash provided (used) in investing activities     23,971    (21,349)

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                        12,109      7,875
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts              (15,290)     4,035
Net (decrease) increase in certificates of deposits (23,407)     2,901
Cash dividends paid or declared                      (3,015)    (2,923)
Acquisition and retirement of Common Stock              -          (70)
                                                    -------------------
Net cash (used) provided by financing activities    (29,603)    11,818

Cash and cash equivalents at beginning of the year   26,921     21,494
Increase in cash and cash equivalents               (10,945)      (475)
                                                   --------------------
Cash and cash equivalents at end of period          $15,976    $21,019
                                                   ====================




FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 2001

Note A -- Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three and nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December
31, 2000.

  Earnings per share are based on the weighted average number of shares outstanding of 6,081 for the three and nine months ended
September 30, 2001 and 2000.


Note B - Accumulated Comprehensive Income
    Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first nine months of 2001 and 2000, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $8.53 million and $6.42 million, net of income taxes, respectively.

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








Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the nine months ended September 30, 2001 totaled $6.90 million, which is $1.00 million more than was recorded for the nine months ended September 30, 2000. This translates into $1.14 per share for the current nine month period. For the same period of 2000, each share earned $.97. Annualized Return on Average Equity (ROAE) increased from 12.69% for the nine months ended September 30, 2000, to 13.51% for the nine months ended September 30, 2001.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. The calculation of the efficiency ratio is noninterest expense divided by net operating revenue,(net interest income plus other operating income) excluding nonrecurring items and securities gains and losses. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 58.48% for the period ended September 30, 2001. This represents an increase in efficiency from year-end 2000 when the ratio was 59.36%.

   Fee income from our Business Manager product and Trust Services has increased 37.96% or $.68 million for the nine months ended September 30, 2001, compared to the same period in 2000. Also, the Corporation realized
$.43 million of security gains in the nine months ended September 30, 2001, compared to a $.12 million loss experienced in the nine months ended September 30, 2000. Driven by increased fees and increased accounts, service charges on deposit accounts increased $.29 million to $1.81 million as of September
30, 2001 compared to $1.52 million as of September 30, 2000. This was an increase of 18.97%. Other operating income increased 27.96% to $7.35 million in comparison to $5.75 million at September 30, 2000. Other operating expense for the first nine months of 2001 was $17.34 million compared to $16.33 million for the same period in 2000. This 6.24% increase is a direct result of salaries and employee benefits increasing from $8.43 million in 2000 to $9.33 million in 2001.

    In the first nine months of 2001, net loans grew $9.99 million to a total of $619.55 million. The growth for the same period of 2000 was $45.54 million, bringing the total to $610.31 million. Commercial loans increased $29.99 million, including an increase of $19.14 million in commercial mortgages and $8.20 million in commercial installment loans in the first nine months of 2001. In contrast, the indirect auto installment loan portfolio decreased $23.30 million as a direct result of Management's decision in the year 2000 to slow loan growth by increasing the credit quality standards of the portfolio as well as maintaining higher rates on installment loans in order to maximize yield. Other installment loans decreased $.17 million. Mortgage loans, excluding commercial mortgages, increased $2.69 million. Consumer lines of credit increased $2.13 million. Home equity loans and leases have decreased $1.09 million and $1.81 million, respectively.





    As a result of our loan growth, interest income for the nine months ended September 30, 2001, was $47.76 million compared to $46.88 million for the same period in 2000. This total represents an increase of $.88 million or 1.88%.

    Total investment securities, interest bearing deposits in banks, and Federal Home Loan Bank stock has decreased a total of $35.35 million or 19.71% since December 31, 2000. At December 31, 2000, the Corporation had $20.53 million in excess funds invested at the Federal Home Loan Bank of Atlanta. In December 2000, the Corporation purchased $20.10 million of 90-day brokered deposits as part of a plan for the Trust Department to invest approximately $28.12 million of its liquid assets in investments outside of the Bank. Funding for the remaining $8.02 million of the plan was completed with a new $10.00 million convertible advance from the Federal Home Loan Bank of Atlanta in January 2001. The outflow of deposits occurred in January 2001 as discussed in the following paragraph. Declining interest rates resulted in $40.70 million of agency securities being called during the first three quarters of 2001. To properly collateralize our municipal deposits, $28.23 million of the calls were replaced. Late in the fourth quarter of 2000, the Corporation sold $14.88 million of mortgage-backed securities and $1.94 million of municipal securities to obtain funding for a Bank Owned Life Insurance ("BOLI") policy. These funds were held in short-term investments as the Corporation awaited the purchase of the policy. In the first three quarters of 2001, the Corporation purchased $18.00 million in BOLI policies. The cash surrender value of the policy is reported as an other asset on the accompanying consolidated balance sheets.

    The corporation's interest expense year to date was $.44 million higher than was incurred for the same period in 2000, $26.14 million in the first nine months of 2001 compared to $25.70 million for the same period in 2000. The increase in expense can be attributed to deposit growth of $5.77 million from September 30, 2000 to September 30, 2001. The deposits of the Corporation have decreased $38.70 million since December 31, 2000. When the $20.10 million of brokered deposits matured in March 2001, the Corporation elected to not renew. Also, the Trust Department's deposits held at the Bank have decreased $31.41 million since December 2000. Most of the decrease relates to the $28.12 million transaction discussed in the preceding paragraph. Excluding these transactions, core deposits grew $12.81 million or 1.97% for the nine months ended September 30, 2001.

    Net interest income for the first nine months of 2001 increased
2.08% from the same period in 2000, to a total of $21.62 million. The result was a Corporate net interest margin of 3.83% in comparison to the net interest margin of 3.79% for the year ending 2000. Although the Corporation had more assets available to reprice than liabilities during the first three quarters of 2001, management actively decreased the rates on deposit accounts more quickly than loan accounts in response to the Federal Reserve's rate decreases. This caused the margin to increase. Annualized Return on Average Assets (ROAA) has increased 11.71% to 1.11% for the nine months ended September 30, 2001, compared to 0.98% for the nine months ended September
30, 2000. The Corporation experienced a decrease in the effective tax rate for 2001 versus 2000 as a result of the implementation of certain tax planning strategies.

     The provision for possible credit losses was $1.86 million for the first nine months of 2001 compared to $1.91 million for the same period in 2000. Net charge-offs for the first nine months were $2.06 million,

                                         -12-
which on an annualized basis equates to 0.45% of average net loans of $611.57 million. For the same period of 2000, net charge-offs were $1.13 million or, on an annualized basis, 0.26% of the September 30, 2000, average net loans of $586.05 million. The 30-day and over delinquency ratio is 1.22% of gross loans as of September 30, 2001, a number which compares very favorably with our peers. At September 30, 2000, the 30-day and over delinquency ratio was 1.21%. Non-performing loans were .49% of gross loans as of September 30, 2001, and our loan loss reserve was 0.83% of gross loans representing 171.68% of non-performing loans.



Summary of Loan Loss Experience


      ANALYSIS OF THE RESERVE FOR POSSIBLE CREDIT LOSSES

                                                 September 30, 2001
                                                  ----------------
Balance at the Beginning of the period                  $5,094
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                 274
    Real estate - mortgage                                  58
    Installment loans to individuals                     1,723
                                                  ----------------
                                                         2,055
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                  19
    Real estate - mortgage                                   5
    Installment loans to individuals                       267
                                                  ---------------
                                                           291
                                                  ---------------
Net Charge-offs                                          1,764
                                                  ---------------
Provision for Possible Credit Losses                     1,860
                                                  ---------------
Balance at end of period                                $5,190
                                                  ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period, annualized         0.45%
                                                  ===============

Risk Elements of Loan Portfolio

        The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans or loans defined as troubled debt restructurings. As of September 30, 2001, First United's non-accrual loans increased $.83 million from the year end total of $1.07 million.


                                         -13-
                                           September 30   December 31
                                                2001         2000
                                            ----------------------
     Non-accrual loans                        $1,891        $1,066
     Accruing loans past due 90 days or more   1,132         1,448


Information with respect to non-accrual loans at September 30, 2001 and December 31, 2000, are as follows:

     Non-accrual Loans                           $1,891       $1,066
     Interest income that would have been recorded
       under original terms                          24           19
     Interest income recorded during the period      26            9

     Shareholders' equity remained strong at $71.02 million, a 8.42% increase from December 31, 2000, which was $65.51 million. Risk based capital, was 15.18%, which is greater than the 14.55% reported at December 31, 2000. Both are in excess of the regulatory minimum of 8.00%.

    The Corporation paid a cash dividend of $.165 on May 1, 2000, and August 1, 2001. On September 19, 2001, the Corporation declared another dividend of an equal amount, to be paid November 1, 2001, to share-holders of record at October 17, 2001.


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


Date      11/13/01          /s/   WILLIAM B. GRANT
         ----------      ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      11/13/01          /s/   Robert W. Kurtz
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


                    FIRST UNITED CORPORATION


Date      11/13/01
         ----------      ----------------------------------------
                           William B. Grant, Chairman of the
                           Board and Chief Executive Officer



Date      11/13/01
         ----------      ---------------------------------------
                          Robert W. Kurtz, President and Chief
                          Financial Officer