Form 10-Q/A
period 2001-09-30
FIRST UNITED CORP/MD/
filed 2001-11-14
CIK 763907

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



Summary of Loan Loss Experience


      ANALYSIS OF THE RESERVE FOR POSSIBLE CREDIT LOSSES

                                                 September 30, 2001
                                                  ----------------
Balance at the Beginning of the period                  $5,094
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                 274
    Real estate - mortgage                                  58
    Installment loans to individuals                     1,719
                                                  ----------------
                                                         2,051
                                                  ----------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                  19
    Real estate - mortgage                                   5
    Installment loans to individuals                       267
                                                  ---------------
                                                           291
                                                  ---------------
Net Charge-offs                                          1,764
                                                  ---------------
Provision for Possible Credit Losses                     1,856
                                                  ---------------
Balance at end of period                                $5,190
                                                  ===============
Ratio of net charge-offs during the period to average
  Loans outstanding during the period, annualized         0.45%
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