Form 10-K405
period 2001-12-31
FIRST UNITED CORP/MD/
filed 2002-03-22
CIK 763907

================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION                      FORM 10-K
WASHINGTON, DC 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2001

            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            Commission file number 0-14237

--------------------------------------------------------------------------------
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

Common Stock, Par Value $.O1 per share
(Title of class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002: Common Stock $.O1 Par Value-$97,411,036

       The number of shares outstanding of the registrant's classes of common stock as of February 28, 2002: 6,080,589 Shares

Documents Incorporated by Reference

       Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 23, 2002, are incorporated by reference into Part III.
================================================================================

                            FIRST UNITED CORPORATION
                                TABLE OF CONTENTS

PART I

   Item 1.   Business.......................................................3-6

   Item 2.   Properties.......................................................7

   Item 3.   Legal Proceedings................................................7

   Item 4.   Submission of Matters to a Vote of Security Holders..............7

PART II

   Item 5.   Market for the Registrant's Common Stock and Related
               Shareholder Matters..........................................7-8

   Item 6.   Selected Financial Data..........................................8

   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................8-23

   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.......24

   Item 8.   Financial Statements and Supplementary Data..................24-44

   Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................44

PART III

   Item 10.  Directors and Executive Officers of the Registrant..............45

   Item 11.  Executive Compensation..........................................46

   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management................................................46

   Item 13.  Certain Relationships and Related Transactions..................46

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...................................................46

   Signatures................................................................47

                                     PART I

ITEM 1. BUSINESS

FIRST UNITED CORPORATION

       First United Corporation (the "Corporation") headquartered in Oakland, Maryland, is a one-bank financial holding company with four non-bank subsidiaries. The Corporation was organized under the laws of the State of Maryland in 1985.

       First United Bank & Trust, a Maryland state chartered company, Oakfirst Life Insurance Corporation, an Arizona reinsurance company, Oakfirst Loan Center, Incorporated, a West Virginia finance company, Oakfirst Loan Center, LLC, a Maryland finance company, and First United Capital Trust, a Delaware statutory business trust are the only direct subsidiaries of the Corporation.

FIRST UNITED BANK & TRUST

       First United Bank & Trust is a commercial bank. The deposits of First United Bank & Trust are insured by the Federal Deposit Insurance Corporation
(FDIC).

       First United Bank & Trust operates twenty-two banking offices, five facilities in Garrett County, Maryland, six in Allegany County, Maryland, three in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West Virginia, two in Berkeley County, West Virginia, and one in Hardy County, West Virginia. First United Bank & Trust also operates a total of thirty Automated Teller Machines (ATM's), thirteen of which are located in Garrett County, Maryland, seven in Allegany County, Maryland, two in Washington County, Maryland, four in Frederick County, Maryland, and one each in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington, and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley, and Hardy Counties in West Virginia, and to residents in surrounding regions of Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses, and various governmental units. The services provided by First United Bank & Trust include checking, savings, NOW and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented financial services including IRA and KEOGH accounts. In addition, First United Bank & Trust provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. First United Bank & Trust also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 2001, First United Bank & Trust had total deposits of $616.77 million and total loans and leases of $607.14 million. The total market value of assets under the supervision of the Trust Department was approximately $300.41 million.

       First United Bank & Trust has three wholly owned subsidiaries. First United Auto Finance, LLC, is a Maryland limited liability company that engages in the business of indirect automobile leasing which was formed by First United Bank & Trust in October, 1998. As of December 31, 2001, First United Auto Finance, LLC, has ceased all efforts to actively market automobile leasing. Gonder Insurance Agency, Inc. is a full line insurance agency located in Oakland, Maryland, which First United Bank & Trust acquired in May, 1999. First United Capital Investments, Inc., is a Delaware corporation located in Wilmington, Delaware, formed in May, 2001. This entity has a subsidiary, First United Investment Trust, which is a Maryland business trust established in May 2001 as a real estate investment trust.

OAKFIRST LIFE INSURANCE CORPORATION

       Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of the Corporation.

OAKFIRST LOAN CENTERS

       OakFirst Loan Center is a finance company, which assists the Corporation in meeting the lending needs of underserved customer groups within our market areas. OakFirst Loan Center, Inc., located in Martinsburg, West Virginia, opened for business in the spring of 2000. In 2001, the Corporation opened a second office, OakFirst Loan Center, LLC, located in Hagerstown, Maryland.

FIRST UNITED CAPITAL TRUST

       First United Capital Trust (the "Trust") is a Delaware Business Trust organized by the Corporation on July 19, 1999. The Trust issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities in August 1999. See note 8 of the consolidated financial statements for additional disclosure.

COMPETITION

       The Corporation's banking subsidiary, First United Bank & Trust competes with various other state banking associations, national banks, branches of major regional banks, savings and loan associations, savings banks, mortgage companies, and credit unions, as well as other financial service institutions such as insurance companies, brokerage firms and various other investment firms. In addition to this local competition, First United Bank & Trust also competes for banking business with institutions located outside the states of Maryland and West Virginia.

SUPERVISION AND REGULATION OF BANKING ENTITIES

       The Company is a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956 (the "Act") registered with, and subject to examination by, the Federal Reserve Board. The activities of U.S. bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the GrammLeach-Bliley Act (the "GLB Act"), which became effective in most significant respects on March 11, 2000, bank holding companies, such as the Company, all of whose controlled depository institutions are "well capitalized" and "well managed", as defined in Federal Reserve Regulation Y, and which obtain satisfactory Community Reinvestment Act ratings, have the ability to declare themselves to be "financial holding companies" and engage in a broader spectrum of activities, including insurance underwriting and brokerage (including annuities), and underwriting and dealing securities without a revenue limit and without limits on the amounts of equity securities it may hold in conducting its underwriting and dealing activities. The Company's declaration to become a financial holding company became effective in the fourth quarter of 2001, and as a result, it is permitted to continue to operate its insurance businesses as currently structured and, if it so determines, to expand those businesses. Financial holding companies that do not continue to meet all of the requirements for such status will, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are not financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies.

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

       In 1999, deposits insured by the Bank Insurance Fund ("BIF") were assessed by the Financing Corporation ("FICO") at one-fifth the rate applicable to deposits insured by the Savings Association Insurance Fund ("SAIF"). When Congress imposed this rate differential in 1996, it also provided that the differential would terminate at the end of the 1999 calendar year. Therefore, beginning with assessments paid for the period starting January 1, 2000, insured institutions were assessed at the same FICO rate for both BIF and SAIF-insured deposits. As a result, the Bank paid $.11 million of FDIC premiums in 2001 and $.12 million in 2000.

       First United Bank & Trust is also a Maryland chartered trust company. Its operation is subject to Federal and state laws applicable to commercial banks with trust powers and to regulation by the Federal Reserve Board, the FDIC, and the State of Maryland. The Corporation is examined periodically by the Federal Reserve Board, and the state banking subsidiary is regularly examined by the FDIC and Maryland Commissioner of Financial Regulation. Oakfirst Life Insurance Corporation is periodically examined by the Arizona Department of Insurance. Both Oakfirst Loan Center, Inc., located in Martinsburg, West Virginia, and Oakfirst Loan Center, LLC, located in Hagerstown, Maryland, are examined by the FDIC. Oakfirst Loan Center, Inc., is also periodically examined by the West Virginia Division of Banking.

       In accordance with Federal Reserve regulations, the subsidiary bank is limited as to the amount it may loan affiliates, including the Corporation, unless such loans are collateralized by specific obligations. There were no such obligations as of December 31, 2001.

GOVERNMENTAL MONETARY AND CREDIT POLICIES AND ECONOMIC CONTROLS

       The earnings and growth of the banking industry and ultimately of First United Bank & Trust are affected by the monetary and credit policies of governmental authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

       In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

EMPLOYEES

       At December 31, 2001, the Corporation and its subsidiaries employed approximately 379 individuals, of whom 78 were officers, 189 were full-time employees, and 112 part-time employees.

EXECUTIVE OFFICERS OF THE CORPORATION

       Information concerning the executive officers of the Corporation is contained on page 5 of the Corporation's definitive Proxy Statement for the annual shareholders meeting to be held Apri1 23, 2002, and in Part III, Item 10 of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant," incorporated herein.

RISK FACTORS

       The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation, and the preferred securities of First United Capital Trust, Inc.

       Regulatory Risks. The banking industry is subject to many laws and regulations. Regulations protect depositors, not shareholders. These regulations and laws may increase the Bank's operating expenses and may affect the Bank's earnings and also put the Bank at a disadvantage with less regulated competitors, such as finance companies, mortgage banking companies, and leasing companies.

       Exposure to Local Economic Conditions. Most of the Bank's loans are made to borrowers located in the Maryland and West Virginia counties in which the Bank and its branches are located. A decline in local economic conditions may affect the Bank's earnings.

       Credit Risks and Inadequacy of Loan Loss Reserve. When borrowers default and do not repay the loans made to them by the Bank, the Bank loses money. Experience shows that some borrowers either will not pay on time or will not pay at all. Then, the Bank will cancel, or "write off," the defaulted loan or loans. A "write off" reduces the Bank's reserve for possible credit losses. The Bank accounts for losses by reserving what it believes to be an adequate amount to absorb any anticipated losses. If the Bank's reserve for possible credit losses is not sufficient, the Bank would have to record a larger loss provision, thus reducing current period earnings.

       Interest Rate Risk. The Bank's earnings depend greatly on its net interest income, the difference between the interest earned on loans and investments and the interest paid on deposits and borrowings. If the interest rate paid on deposits is high and the interest rate earned on loans and investments is low, net interest income is small and the Bank earns less. Because interest rates are influenced by competition, the Bank may not be able to control its net interest income.

       Risks Associated with Real Estate Lending. The Bank makes many real estate secured loans. Real estate loans are in demand when interest rates are low and economic conditions are favorable. Even when economic conditions are favorable and interest rates are low, these conditions may not continue. The Bank may lose money if the borrower does not repay a real estate loan. If real estate values decrease, then the Bank may lose more money when borrowers default.

       No Assurance of Growth. The Bank's ability to increase assets and earnings depends upon many factors, including competition for deposits and loans, the Bank's branch locations, avoidance of credit losses, and hiring and training of personnel. Many of these factors are beyond the Bank's control.

       Competition. Other banks and non-banks, including savings and loan associations, credit unions, insurance companies, leasing companies, small loan companies, finance companies, and mortgage companies, compete with the Bank. Some of the Bank's competitors offer services and products that the Bank does not offer. Larger banks and nonbank lenders can make larger loans and service larger customers. Changes in the law now permit interstate banking which may increase competition. Increased competition may decrease the Bank's earnings.

       No Assurance of Cash or Stock Dividends. Whether dividends may be paid to shareholders depends on the Bank's earnings, its capital needs, law and regulations, and other factors. The Bank's payment of dividends in the past does not mean that the Bank will be able to pay dividends in the future. Stock Not Insured. Investments in the shares of the Corporation's common stock or in the preferred securities of First United Capital Trust, Inc., are not deposits that are insured against loss by the government.

       Risk Involved in Acquisitions. Part of the Bank's growth may come from buying other banks, companies, or offices or branches of these banks or companies. A newly purchased bank or company or branch may not be profitable after the Bank buys it and may lose money, particularly at first. The new bank, company, or branch may bring with it unexpected liabilities or bad loans, bad employee relations, or the new bank, company, or branch may lose customers.

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

ITEM 2. PROPERTIES

       The main office of the Corporation and First United Bank & Trust occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by the Corporation. First United Bank & Trust operates a network of twenty-two banking offices throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire, Berkeley and Hardy Counties, West Virginia. All of the banking offices of First United Bank & Trust are owned by the Corporation except for seven of these offices, which are leased.

       The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 2001, 2000, and 1999 was $.32, $.29, and $.28 million, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

       The common stock of First United Corporation is listed on The Nasdaq Stock Market". There are 25,000,000 shares of common stock authorized and the total number of shares outstanding as of December 31, 2001, was 6,085,890. As of December 31, 2001, the Corporation had approximately 2,328 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2001. The following tables reflect the high and low trades during the period, as well as the closing price for the years ended December 31, 2001 and 2000.

 2001                         High         Low         Close

 1st Quarter                $13.50       $11.38       $13.13
 2nd Quarter                 13.65        12.60        13.50
 3rd Quarter                 17.60        13.10        16.50
 4th Quarter                 16.99        15.50        16.00


 2000                         High         Low         Close

 1st Quarter                $14.69       $ 9.50       $ 9.50
 2nd Quarter                 12.25         9.50        10.88
 3rd Quarter                 11.50        10.00        10.75
 4th Quarter                 11.00         9.50        10.38

Cash Dividends

  Cash dividends were paid by the Corporation on the dates indicated as follows:

                              2001         2000

 February                    $.165         $.16
 May                         $.165         $.16
 August                      $.165         $.16
 November                    $.165         $.16

       Quotes for the Stock can be found on The Nasdaq Stock Markets' under the symbol "FUNC " Market Makers for the Stock are:

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

113 S. Potomac St.
Hagerstown, MD 21740
(301) 733-7111
(800) 344-4413

       On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. On April 29, 1998, the Board of Directors ratified an amendment to the Plan which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. As of December 31, 2001, 422,489 shares or 6.49% of the previously outstanding shares have been repurchased and retired under the Plan authorized by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA            2001           2000           1999           1998           1997
(In thousands, except per share data)

BALANCE SHEET DATA

Total Assets                            $818,113       $847,589       $793,280       $641,114       $569,030
Total Deposits                           616,769        649,977        598,572        511,500        500,060
Total Net Loans and Leases               601,384        609,553        564,773        505,668        438,738
Total Borrowings                         120,104        122,000        127,000         64,575          6,225
Total Shareholders' Equity                71,076         65,511         58,096         58,474         56,714

OPERATING DATA

Interest Income                         $ 62,624       $ 63,350       $ 54,843       $ 47,242       $ 43,348
Interest Expense                          33,378         35,039         27,146         21,915         18,978
Net Interest Income                       29,246         28,311         27,697         25,327         24,370
Provision for Credit Losses                2,926          2,198          2,066          1,176            935
Other Operating Income                     9,919          8,157          7,199          6,316          6,037
Other Operating Expense                   23,381         21,995         20,739         19,058         19,530
   Income Before Tax                      12,858         12,073         12,091         11,409          9,942
Income Tax                                 3,689          3,762          4,130          3,982          3,297
                                           -----          -----          -----          -----          -----
Net Income                               $ 9,169        $ 8,311        $ 7,961        $ 7,427        $ 6,645

PER SHARE DATA

Net Income                                 $1.51          $1.37          $1.30          $1.20          $1.05
Dividends Paid                               .66            .64            .62            .60            .56
Book Value                                $11.69         $10.77          $9.55          $9.50          $9.05

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This section presents management's discussion and analysis of the financial condition and results of operations of First United Corporation and subsidiaries (collectively, the "Corporation") including First United Bank & Trust (the "Bank"), Oakfirst Life Insurance Corporation, Gonder Insurance Agency, Inc., First UnitedAuto Finance, LLC, Oakfirst Loan Center, Inc., Oakfirst Loan Center, LLC, First United Capital Investments, Inc., and First United Capital Trust.

       This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

                                EARNINGS ANALYSIS

OVERVIEW

       The Corporation posted record NET EARNINGS FOR 2001 as net income increased to $9.17 million, or 10.35% over the $8.31 million reported for 2000. The previous record had been set in 2000. Returns on average assets were 1.11%, 1.03%, and 1.12% in 2001, 2000, and 1999, respectively.
The return on average shareholders' equity for 2001 decreased to 13.26% from the 13.40% reported in 2000. The return on average shareholders' equity was 13.56% in 1999. Earnings per share increased to $1.51 in 2001 from $1.37 in 2000 and $1.30 in 1999.

FORWARD-LOOKING STATEMENTS

       The Corporation has made certain "forward-looking" statements with respect to this discussion. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" information as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest rate environment, competitive factors in the marketplace, and business risk associated with credit extensions and trust activities, and other risk factors discussed under the heading "Risk Factors," beginning on page 5 above. These and other factors could lead to actual results that differ materially from management's statements regarding future performance.

NET INTEREST INCOME

       Net interest income, the difference between interest income and related fees on earning assets, and the interest expense incurred on deposits and other borrowed funds, continued to be the primary source of earnings. Changes in interest rates, account balances, and the mix of earning assets and interest bearing funding sources affect this segment of earnings.

       As interest rates and the balance of earning assets declined in 2001, total interest income decreased in 2001 by 0.83%, from $63.15 million in 2000 to $62.62 million in 2001. Similarly, decreasing interest rates and deposit balances also caused total interest expense to decrease 4.74%, from $35.04 million in 2000 to $33.38 million in 2001. Interest expense on savings deposits and interest-bearing transaction accounts decreased $2.39 million in 2001 to $3.66 million from $6.05 million in 2000, reflecting the immediate effects of declining interest rates. Because time deposits cannot be repriced immediately, interest expense on time deposits increased $.91 million in 2001 to $21.59 million from $20.68 million in 2000. Through effective management of deposit and loan rates, net interest income increased to $29.25 million in 2001 from $28.11 million in 2000, an increase of 4.04%.

       Table 3 analyzes the changes in net interest income attributable to volume and rate components. For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. In 2001, declining rates caused net interest income to increase $.35 million while volume caused net interest income to increase $.54 million. The taxable equivalent net interest margin increased to 3.86% in 2001 from 3.79% in 2000 and 4.23% in 1999. Table 2 compares the components of the net interest margin and the changes occurring between 2001, 2000, and 1999.

ALLOWANCE FOR POSSIBLE CREDIT LOSSES

       The reserve for possible credit losses is based on management's continuing evaluation of the quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans and leases.

       The Corporation utilizes the methodology outlined in FDIC STATEMENT
OF POLICY ON ALLOWANCE FOR LOAN AND LEASE LOSSES. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of probable losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. Allocations are made for loan commitments using the methodology outlined above. Allocations are not made for loans that are cash secured or for the SBA guaranteed portion of loans.

       During 2001, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. As a result of these efforts, the provision for credit losses in 2001 increased to $2.93 million or 0.48% of the gross loan total of $607.14 million. The provision for credit losses was $2.20 million and $2.07 million for the years ended December 31, 2000 and 1999, respectively. Gross charge-offs for the years ended December 31, 2001, 2000, and 1999 totaled $2.63, $1.83, and $1.40 million, respectively.

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

OTHER OPERATING INCOME

       The Corporation continued to make strides in non-interest income growth in 2001, increasing 21.57% to $9.92 million over the $8.16 million earned in 2000. In 2000, the non-interest income only increased 13.31 over the $7.20 million earned in 1999. Income from Trust and Fiduciary activities increased $.24 million to $2.51 million over 2000 income of $2.28 million. Approximately $.04 million of this income was attributable to a change in the Corporation's accounting for trust fees from the cash method to the accrual method. Through the implementation of new service fees and an increase in non-sufficient funds charges, service charge income increased $.37 million or 17.98% in 2001 to $2.43 million. In 2000, this source of income increased 3.36% from 1999 to $2.06 million. Other income in 2001 increased $.41 million or 14.08% to $3.35 million from $2.93 million in 2000. The majority of this increase was due to the purchase of $18.00 million in Bank Owned Life Insurance ("BOLI") policies in 2001, resulting in $.60 million of income. Security gains increased $.70 million to $.58 million in 2001 from a loss of $.12 million in 2000.

OTHER OPERATING EXPENSE

       Driven by an increase in salaries and employee benefits, non-interest expense increased $1.38 million or 6.30% from $22.00 million in 2000 to $23.38 million in 2001. Salaries and employee benefits increased $1.14 million or 10.04% in 2001 compared to 2000. The Corporation has established a policy whereby employees are rewarded for exceptional performance through the Corporation's incentive program. Incentive pay increased $.15 million or 20.52% in 2001. The Corporation also experienced an increase in health care costs in 2001 of $.27 million or 56.01%.

       Occupancy expense increased $.15 million in 2001. An increase in personal and real property taxes accounts for $.05 million of this increase. Increased building and land rental expense caused $.03 million of the increase. The remaining non-interest expense categories increased $.09 or .1% in 2001 compared to 2000.

APPLICABLE INCOME TAXES

       Applicable income taxes are detailed in Note 9 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $3.69 million in 2001 compared with $3.76 million in 2000 and $4.13 million in 1999. These amounts represented effective tax rates of 28.69%, 31.16%, and 34.16%, for 2001, 2000, and 1999, respectively. In 2001, the Corporation established First United Investment Trust, a Maryland Real Estate Investment Trust, and its parent company First United Capital Investments, a Delaware Corporation. The establishment of these entities eliminated most of the income taxes due to the state of Maryland.

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

       Total investment securities available-for-sale decreased $22.17 million or 14.50% in 2001 from $152.86 million in 2000 to $130.69 million in 2001. In
2001, U.S. Treasury securities decreased through a security maturity by $.30 million to a balance of $.30 million. The balance of federal agency securities decreased sharply to $31.56 million in 2001 from $74.02 million in 2000. At year end 2000, the Corporation was holding approximately $18.00 million in short term investments waiting the purchase of the BOLI policies. As interest rates decreased, the number of called securities in the Corporation's portfolio increased.

       The Corporation had $15.71 million of federal agency securities called in 2001. In an effort to recoup some of the interest income lost by the called securities, the Corporation invested in state and municipal securities, causing an increase in the state and municipal portfolio of $6.25 million to $25.91 million in 2001 from $19.67 million in 2000.

       The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities. Excluding the U.S. Government sponsored agencies, the Corporation had no concentration of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 4 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 2001, 2000, and 1999, respectively.

LOAN AND LEASE PORTFOLIO

       The Corporation, through its Bank and Finance Companies, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Hampshire Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the Reserve for Possible Credit Losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. Table 5 presents the composition of the Corporation's loan and lease portfolio.

       It has been the historical policy of the Corporation to make the majority of its loan commitments in the market area it serves. The Corporation had no foreign loans in its portfolio as of December 31, 2001.

       During 2001, gross loans decreased $7.51 million or 1.22% to $607.14 million. Loan growth in 2000 equaled $45.47 million or 7.99% to a total of $614.65 million. The indirect lending portfolio, the driver of much of the loan growth in previous years, decreased $32.69 million from $158.16 million as of December 31, 2000, to $125.47 million as of December 31, 2001. This decline occurred partially as a result of Management's decision to slow loan growth by maintaining higher rates on installment loans to maximize yield. Also, as interest rates decreased and automobile manufacturers offered incentives to boost sales, more consumers elected to pay-off their existing loans. Overall, the installment portfolio decreased $31.80 million or 16.78% to $157.71 million as of December 31, 2001. Total mortgages secured by real estate increased $24.92 million in 2001, from $307.58 million at December 31, 2000, to $332.50 million at December 31, 2001. This is an increase of 8.10%. Within this category, commercial mortgages secured by real estate increased $26.24 million to a level of $143.16 million as of December 31, 2001. Also, within this category, the Corporation experienced a slight decrease in its 1-4 family mortgage portfolio of $2.89 million as refinancings increased with decreasing interest rates. Commercial installments and lines of credit also increased $9.26 million in 2001, from $51.18 million as of December 31, 2000 to $60.43 million as of December 31, 2001.

       It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 2001, the Corporation had $3.20 million of non-accrual loans. Table 7 details the historical activity of non-accrual loans.

DEPOSITS AND OTHER FUNDING

       Deposit liabilities decreased to $616.77 million at December 31, 2001, from $649.98 million at December 31, 2000. This is a decrease of $33.21 million or 5.11%. The decrease in deposits includes a net decrease of $15.10 million in brokered deposits. In December 2000, the Corporation purchased $20.10 million of 90 day brokered deposits as part of a plan for the Trust Department to invest approximately $28.12 million of its liquid assets in investments outside of the Bank. Funding for the remaining $8.02 million of the plan was completed with a new $10.00 million convertible advance from the Federal Home Loan Bank of Atlanta in January 2001. When the 90-day brokered deposits matured in March 2001, the Corporation elected to payoff the $20.10 million original balance. In July 2001, the Corporation paid off $10.00 million in brokered deposits and purchased two new brokered deposits totaling $10.00 million. Demand deposit account balances, excluding the Trust Department's liquid assets, increased $34.72 million to $206.37 million in 2001. The Cash Management product provided $15.11 million in growth. These deposits provide the Corporation with a source of low-cost funds. Borrowings from the FHLB of Atlanta decreased $3.00 million from December 31, 2000, to December 31, 2001. The Corporation has a credit line with the FHLB of Atlanta. As of December 31, 2001, the collateralized credit line equaled $134.64 million, and remaining available borrowings were $15.61 million. Note 8 to the Consolidated Financial Statements provides more detail on the line of credit.

       First United Capital Trust (the Trust), a Delaware Business trust organized by the Corporation on July 19, 1999, issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities (the Capital Securities). The payment terms require the Trust to distribute 9.375% annually per $10 liquidation amount of Capital Securities, with equal payments on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999. Under the Federal Reserve Board's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital. For financial statement purposes these securities are classified as other borrowed funds. See Note 8 for additional detail.

CAPITAL RESOURCES

       The Bank and the Corporation are subject to risk-based capital regulations, which were adopted by Federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulatory guidelines require that a portion of total capital be Tier I capital, consisting of common shareholders' equity, trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier II capital, consists of elements such as subordinated debt, mandatory convertible debt, trust issued preferred securities, and grandfathered senior debt, plus the reserve for possible credit losses, subject to certain limitations.

       Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier I ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking companies must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guidelines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

       On December 31, 2001, the Corporation's total risk-based capital ratio was 15.54%, well above the regulatory minimum of 8%. The Corporation's total risk-based capital ratios for year-end 2000 and 1999 were 14.55% and 15.03%, respectively.

       Total shareholders' equity increased $5.57 million to $71.08 million at December 31, 2001, from $65.51 million at year-end 2000. The increase in shareholders' equity can be explained by gains in accumulated comprehensive income. The equity to assets ratio at December 31, 2001, was 8.69%, compared with 7.73% at year-end 2000.

       On July 31, 1996, as part of the Corporation's capital plan, the Board of Directors also authorized the Corporation's officers to repurchase up to 5% of its outstanding common stock. Purchases of the Corporation's stock under the program were completed in brokered transactions or directly from the Corporation's market makers. On April 29, 1998, the Board of Directors ratified an amendment to the Plan, which would enable the Corporation's management to repurchase an additional 5% or 309,048 shares. As of December 31, 2001, 422,489 or 6.49% of the previously outstanding shares have been repurchased and retired under the Plan authorized by the Board of Directors. No shares were repurchased in 2001.

       Cash dividends of $.66 per share were paid during 2001, compared with $.64 and $.62 paid in 2000 and 1999, respectively. This represents a dividend payout rate (dividends per share divided by net income per share) of 43.71%, 46.72%, and 47.69% for 2001, 2000, and 1999, respectively.

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

LIQUIDITY

       The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's delineated market areas are accommodated. Total liquid assets, represented by cash, federal funds sold, interest bearing deposits in banks, investment securities available for sale and loans and leases maturing within one year, amounted to $99.71 million, or 12.19% of total assets at December 31, 2001. This compares with $116.79 million, or 13.78% of 2000 total assets, and $90.58 million, or 11.42% of 1999 total assets.

       Additional liquidity of $31.11 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

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

       In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management's capital plans. This modeling reflects interest rate changes and the related impact on net income over specified periods. Management does not use derivative financial instruments to manage its interest rate sensitivity. At December 31, 2001, the static gap analysis prepared by management indicated that the Corporation was asset sensitive over the next year. In computing the effect on pre-tax income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is asset sensitive there is a positive impact to income when interest rates increase. The simulation analysis shown below shows a positive impact when interest rates increase 100 or 200 basis points in 2001 and when rates decline in 2000, when the Band was liability sensitive. Based on the simulation analysis performed at year-end, the Corporation estimates the following changes in income before taxes, assuming the indicated rate changes:

December 31, 2001

+200 basis point increase............................  $.531 million
+100 basis point increase............................  $.266 million
-100 basis point decrease............................ ($.697 million)
-200 basis point decrease............................($1.394 million)

December 31, 2000

+200 basis point increase............................($2.844 million)
+100 basis point increase............................($1.422 million)
-100 basis point decrease............................  $.461 million
-200 basis point decrease............................  $.921 million


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

       Table 13 presents the Corporation's interest rate gap position at December 31, 2001. This is a point in time position, which is continually changing and is not necessarily indicative of the Corporation's position at any other time.

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL-TAX EQUIVALENT BASIS
                                 (In thousands)

TABLE 1
                                                                 For the Years Ended December 31,
                                           2001                                2000                                1999
                            --------------------------------------------------------------------------------------------------------
                              Average                 Annual      Average                 Annual      Average                Annual
                              Balance    Interest      Rate       Balance    Interest      Rate       Balance    Interest     Rate
                            --------------------------------------------------------------------------------------------------------

Federal funds sold.........  $ $7,615     $  391       5.13%     $  1,339    $   157      11.73%     $  5,541    $   413      7.45%
Investments:
  Taxable..................   118,461      7,474       6.31%      123,785      8,537       6.90%       89,636      5,799      6.47%
  Non taxable..............    23,531      1,687       7.17%       23,927      1,788       7.47%       24,818      1,813      7.31%
                             --------     ------       -----     --------    -------      ------     --------    -------      -----
    Total investment
      securities...........   141,992      9,161       6.45%      147,712     10,325       6.99%      114,454      7,612      6.65%
Other interest
  earning assets...........    10,264        600       5.85%       10,603        539       5.08%        7,733        424      5.48%
Loans......................   616,671     53,221       8.63%      602,573     52,918       8.78%      546,300     47,217      8.64%
                             --------     ------       -----     --------    -------      ------     --------    -------      -----
Total earning assets.......   776,542     63,373       8.16%      762,227     63,939       8.39%      674,028     55,666      8.26%
Reserve for possible
  credit losses............    (5,217)                             (4,857)                             (3,790)
Other non-earning
  assets...................    57,534                              49,962                              42,955
                             --------                            --------                            --------
    Total non-earning
       assets..............    52,316                              45,105                              39,165
                             --------                            --------                            --------
Total Assets...............  $828,859                            $807,332                            $713,193
                             ========                            ========                            ========

Liabilities and
Shareholders' Equity
  Deposits:
    Noninterest-bearing
      deposits.............    57,003          -           -       55,570          -           -       54,924          -          -
    Interest-bearing
      demand deposits......   147,745      3,238       2.19%      142,491      5,413       3.80%      124,943      3,793      3.04%
    Savings deposits.......    41,150        421       1.02%       43,592        633       1.45%       48,923        707      1.45%
    Time deposits
      $100,00 or more......   122,454      7,128       5.82%      114,104      6,812       5.97%       90,903      5,166      5.68%
    Time deposits less
      than $100,000........   250,912     14,457       5.76%      248,238     13,863       5.58%      233,533     12,363      5.29%
    Federal Home Loan
      Bank and other
        borrowed funds.....   130,045      8.134       6.25%      131,948      8,318       6.30%       96,613      5,117      5.30%
                             --------     ------       -----     --------    -------      ------     --------    -------      -----
        Total deposits and
          borrowings.......   749,309     33,378       4.45%      735,943     35,039       4.76%      646,839     27,146      4.20%
Other liabilities..........    10,382                               9,353                               7,648
Shareholders' equity.......    69,168                              62,036                              58,706
                             --------                            --------                            --------
Total Liabilities and
   Shareholders' Equity....  $828,859                            $807,332                            $713,193
                             ========                            ========                            ========

**The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balances of non-accrual loans for the years ended December 31, 2001, 2000, and 1999, which were reported in the average loan balances for these years, were $1,719, $667, and $581, respectively. The fully taxable equivalent adjustments for the years ended December 31, 2001, 2000, and 1999 were $749, $790, and $823, respectively.

                               NET INTEREST MARGIN
                                 (In thousands)

TABLE 2
                                                   2001                            2000                            1999
                                 -------------------------------------------------------------------------------------------
                                  Average     Tax Equivalent       Average    Tax Equivalent     Average      Tax Equivalent
                                  Balance          Rate            Balance         Rate          Balance           Rate
                                 -------------------------------------------------------------------------------------------
 Earning Assets                  $776,542          8.16%          $762,227         8.39%         $674,028          8.26%
 Interest-bearing Liabilities     692,306          4.45%           680,373         4.76%          594,915          4.20%
 Net Benefit of
   Noninterest-bearing Sources                     0.37%                           0.39%                           0.36%
 Average Cost of Funds                             4.30%                           4.60%                           4.03%
 Net Interest Margin                               3.86%                           3.79%                           4.23%

The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%.


                         INTEREST VARIANCE ANALYSIS(1)
                                 (In thousands)

TABLE 3
                                                          2001 Compared To 2000                        2000 Compared To 1999
                                                                 Increase                                     Increase
                                                             (Decrease) Due To                            (Decrease) Due To
                                                  Volume           Rate           Net           Volume          Rate         Net
                                                 ---------------------------------------------------------------------------------
Interest income:
  Federal Funds Sold.........................    $   322         $   (88)       $   234        $  (493)       $   237      $  (256)
  Taxable Investments........................       (336)           (727)        (1,063)         2,356            382        2,738
  Non-Taxable Investments....................        (28)            (73)          (101)           (67)            42          (25)
  Loans......................................      1,130            (827)           303          4,941            760        5,701
  Other Interest Earning Assets..............        (20)             81             61            146            (31)         115
                                                 -------         -------        -------        -------        -------      -------
    Total Interest Income....................    $ 1,069         $ 1,635        $  (566)       $ 6,883        $ 1,390      $ 8,273
                                                 -------         -------        -------        -------        -------      -------
Interest expense:
  Interest-bearing...........................    $   115         $(2,290)       $(2,175)       $   667        $   953      $ 1,620
  Savings....................................        (25)           (187)          (212)           (77)             3          (74)
  Time Deposits..............................        154             440            594            821            679        1,500
  Time Deposits $100,000 or more.............        486            (170)           316          1,385            261        1,646
  Federal Home Loan Bank &
    Other Borrowed Funds.....................       (119)            (65)          (184)         2,226            975        3,201
                                                 -------         -------        -------        -------        -------      -------
  Total Interest Expense.....................    $   611         $(2,272)       $(1,661)       $ 5,022        $ 2,871      $ 7,893
                                                 -------         -------        -------        -------        -------      -------
  Net Interest Income........................    $   457         $   638        $ 1,095        $ 1,861        $(1,481)     $   380
                                                 =======         =======        =======        =======        =======      =======

(1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The above table is compiled on a tax equivalent basis. The fully taxable equivalent adjustments for the years ended December 31, 2001 and 2000 were $749 and $790, respectively.

            INVESTMENT SECURITY MATURITIES, YIELDS, AND MARKET VALUES
                                 (In thousands)

TABLE 4
                                                                          December 31, 2001

                                 U.S.               Federal               State &
                              Treasury    Yield    Agencies    Yield     Municipal     Yield    Other     Yield    Total   Yield
                             -----------------------------------------------------------------------------------------------------
Maturity Amortized Cost
  Available-for-Sale
    Within One Year........    $ 300      6.74%    $    50     6.94%      $     -          -   $     -       -   $    350   6.77%
    One to Five Years......        -         -      18,524     4.85%          465      6.61%     6,610    6.08%    25,599   5.20%
    Five to Ten Years......        -         -       5,177     6.27%        4,713      6.74%     4,131    5.25%    14,021   6.13%
    Over Ten Years.........        -         -       7,404     1.36%       20,953      7.46%    61,449    6.48%    89,806   6.29%
                               -----               -------                -------              -------           --------   -----
Total Amortized Cost.......    $ 300               $31,155                $26,131              $72,190           $129,776   6.06%
                               =====               =======                =======              =======           ========   =====
Taxable Equivalent Yield...    6.74%                 4.26%                  7.31%                6.37%              6.06%
                               =====               =======                =======              =======           ========
Market Value...............    $ 301               $31,564                $25,915              $72,912           $130,692
                               =====               =======                =======              =======
December 31, 2000
   Amortized Cost..........    $ 598               $74,023                $19,660              $58,382           $152,663
                               =====               =======                =======              =======
December 31, 1999
   Amortized Cost..........    $ 895               $50,000                $30,790              $73,706           $155,391
                               =====               =======                =======              =======

The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%. The above table includes certain securities which have no maturity. Therefore, these securities are classified as an addition to securities maturing over ten years.

                      SUMMARY OF LOAN AND LEASE PORTFOLIO
                                 (In thousands)

TABLE 5
                                                                           Loans Outstanding as of December 31,
                                                             2001           2000           1999          1998          1997
                                                          ------------------------------------------------------------------
Commercial, Financial, & Agricultural..................   $ 99,027       $ 92,914       $ 80,853      $ 81,537      $ 67,399
Real Estate - Construction.............................      8,578         12,667          7,873        11,315        11,716
Real Estate - Mortgage.................................    332,499        307,577        278,564       286,514       287,153
Installment............................................    157,713        189,515        195,459       129,477        75,124
Lease Financing........................................      9,319         11,974          6,433           129             -
                                                          --------       --------       --------      --------      --------
  Total................................................   $607,136       $614,647       $569,182      $508,972      $441,392
                                                          ========       ========       ========      ========      ========

                                                                        Percentage of Portfolio as of December 31,
                                                             2001           2000           1999          1998          1997
                                                          ------------------------------------------------------------------
Commercial, Financial, & Agricultural..................     16.31%         15.12%         14.21%        16.02%        15.27%
Real Estate - Construction.............................      1.41%          2.06%          1.38%         2.22%         2.65%
Real Estate - Mortgage.................................     54.77%         50.04%         48.94%        56.29%        65.06%
Installment............................................     25.98%         30.83%         34.34%        25.44%        17.02%
Lease Financing........................................      1.53%          1.95%          1.13%          .03%             -
                                                          --------       --------       --------      --------      --------
  Total................................................    100.00%        100.00%        100.00%       100.00%       100.00%
                                                          ========       ========       ========      ========      ========

                     MATURITIES OF LOAN AND LEASE PORTFOLIO
                                 (In thousands)

TABLE 6
                                                                                  December
                                                                 Maturing         31, 2001
                                                  Maturing       After One        Maturing
                                                   Within        But Within      After Five
                                                  One Year       Five Years         Years          Total
                                                 --------------------------------------------------------
Commercial, Financial & Agricultural.......        $ 5,130        $ 43,667        $ 50,230       $ 99,027
Real Estate - Construction.................              0           8,578               0          8,578
Real Estate - Mortgage.....................         13,118          54,155         265,226        332,499
Installment................................         46,819         104,042           6,852        157,713
Lease Financing............................            422           8,897               0          9,319
                                                   -------        --------        --------       --------
  Total....................................        $65,489        $219,339        $322,308       $607,136
                                                   =======        ========        ========       ========

Classified by Sensitivity to Change in Interest Rates

Fixed-Interest Rate Loans..................        $56,032        $146,106        $131,072       $333,210
Adjustable-Interest Rate Loans.............          9,457          73,234         191,235        273,926
                                                   -------        --------        --------       --------
  Total....................................        $65,489        $219,340        $322,307       $607,136
                                                   =======        ========        ========       ========

                    RISK ELEMENTS OF LOAN AND LEASE PORTFOLIO
                                 (In thousands)

TABLE 7
                                        For the Years Ended December 31

                                    2001     2000     1999     1998     1997
                                  --------------------------------------------
Non-accrual Loans and Leases....  $3,196    $1,066    $379     $460     $562
Accruing Loans and Leases
  Past Due 90 Days or More......   1,230     1,448     763      544      563

Information with respect to non-accrual loans and leases at December 31, 2001 and 2000 is as follows:

                                               2001     2000
                                              ---------------
Interest income that would have been
  recorded under original terms............... $ 48     $ 19

Interest income recorded during the period....    6        9



                    ACTIVITY IN THE RESERVE FOR CREDIT LOSSES
                                 (In thousands)

TABLE 8

                                                                 Summary of Loan and Lease Loss Experience
                                                                      For the Years Ended December 31
                                                          2001         2000         1999         1998         1997
                                                       -------------------------------------------------------------
Balance at Beginning of Period.....................     $ 5,094      $ 4,409      $ 3,304      $ 2,654      $ 2,186
  Loans and Leases Charged Off:
    Commercial, Financial, and Agricultural........         347           49          229          163          135
    Real Estate-Mortgage...........................          64           95           78          205          211
    Installment....................................       2,223        1,688        1,089          340          292
                                                       --------     --------     --------     --------     --------
      Total Charged Off............................       2,634        1,832        1,396          708          638

  Recoveries of Loans and Leases:
    Commercial, Financial, and Agricultural........          21           10          223           43           52
    Real Estate-Mortgage...........................           7           21           39           28           39
    Installment....................................         338          288          173          111           80
                                                       --------     --------     --------     --------     --------
      Total Recoveries.............................         366          319          435          182          171
Net Loans and Leases Charged Off...................       2,268        1,513          961          526          467
Provision Charged to Operations....................       2,926        2,198        2,066        1,176          935
                                                       --------     --------     --------     --------     --------
Balance at the End of Period.......................       5,752        5,094        4,409        3,304        2,654
                                                       --------     --------     --------     --------     --------
Loans and Leases at End of Period..................    $607,136     $614,647     $569,182     $508,972     $441,392
                                                       ========     ========     ========     ========     ========
Daily Average Balance of Loans and Leases..........    $616,671     $602,573     $546,300     $472,007     $415,663
                                                       ========     ========     ========     ========     ========
Allowance for Loan and Lease Losses
  to Loans Outstanding.............................       0.95%        0.83%        0.77%        0.65%        0.60%
                                                       ========     ========     ========     ========     ========
Net Charge Offs to Average
  Loans and Leases Outstanding.....................       0.37%        0.25%        0.18%        0.11%        0.11%
                                                       ========     ========     ========     ========     ========

                  ALLOCATION OF THE RESERVE FOR CREDIT LOSSES
                                 (In thousands)

TABLE 9                                         December 31
                           2001        2000        1999        1998        1997
                         -------------------------------------------------------
Commercial.............. $1,540      $1,062      $1,017       $ 957      $  784
Real Estate-Mortgage....    958         896         800         966       1,095
Home Equity.............    108         111         134         136          93
Consumer................  2,688       2,579       2,145         942         443
Commitments.............     29         287         272         279         239
Lease Financing.........     91          95          30           -           -
Unallocated.............    338          64          11          24           -
                         ------      ------      ------      ------      ------
  Total................. $5,752      $5,094      $4,409      $3,304      $2,654
                         ======      ======      ======      ======      ======


                            AVERAGE DEPOSIT BALANCES
                                 (In thousands)

TABLE 10

                                     Deposits by Major Classification for the Years Ended December 31,

                                                           2001                         2000                           1999
                                       Average     Yield     Average     Yield     Average     Yield
                                       Balance               Balance               Balance
 Noninterest-bearing
   demand deposits................... $ 57,003              $ 55,570              $ 54,924
 Interest-bearing demand deposits....  147,745      2.19%    142,491     3.80%     124,943     3.04%
 Savings deposits....................   41,150      1.02%     43,592     1.45%      48,923     1.45%
 Time deposits $100,000 or more .....  122,454      5.82%    114,104     5.97%      90,903     5.68%
 Time deposits less than $100,000....  250,912      5.76%    248,238     5.58%     233,533     5.29%
                                      --------              --------              --------
   Total............................. $619,264              $603,995              $553,226
                                      ========              ========              ========

                           MATURITY OF TIME DEPOSITS
                                 (In thousands)

Table 11

                                             December 31, 2001
                                        Greater than     Less Than
                                          $100,000       $100,000
                                        --------------------------
Maturities
3 Months or Less.......................  $ 35,337       $ 35,873
3-6 Months.............................    19,123         29,297
6-12 Months............................    31,784         65,710
Over 1 Year............................    25,866        121,107
                                         --------       --------
Total..................................  $112,110       $251,987
                                         ========       ========

Maturities of time deposits greater than $100,000 are as follows:
2002-$86.24 million, 2003-$17.79 million, 2004-$7.68 million, 2005-$.40 million.


                          SUMMARY OF SIGNIFICANT RATIOS
Table 12
                                             2001       2000       1999
                                            ----------------------------
Return on Average Assets...................  1.11%      1.03%      1.12%
Return on Average Equity................... 13.26%     13.40%     13.56%
Dividend Payout Ratio...................... 43.71%     46.72%     47.69%
Total Equity to Total Assets at Year End...  8.69%      7.73%      7.32%
Total Risk-based Capital Ratio............. 15.54%     14.55%     15.03%
Tier I Capital to Risk Weighted Assets..... 14.67%     13.52%     13.77%
Tier I Capital to Average Assets........... 11.22%     10.66%     11.25%

                    SUMMARY OF INTEREST SENSITIVITY ANALYSIS
                                 (In thousands)

Table 13
                                                               As of December 31, 2001
                                                 0-90       91-365        1-5        Over 5
                                                 Days        Days        Years        Years        TOTAL
                                            --------------------------------------------------------------
ASSETS
Rate Sensitive
   Interest Bearing Deposits in Banks .....  $   1,167    $       -    $       -    $       -    $   1,167
   Federal Funds Sold......................      9,875            -            -            -        9,875
   Securities
     (Available-for-Sale)(1)...............     19,967       21,672       12,987       76,066      130,692
   Federal Home Loan Bank Stock............      5,950            -            -            -        5,950
   Loans(2)................................    142,352      115,770      266,847       91,800      616,769
                                            ----------   ----------   ----------   ----------   ----------
     Total Rate Sensitive .................  $ 179,311    $ 137,442    $ 279,834    $ 167,866    $ 764,453

LIABILITIES
Rate Sensitive Deposits
   Savings.................................  $   2,021    $   2,020    $  36,369    $       -    $  40,410
   Time Deposits Less Than $100,000 .......     35,873       95,006      119,590            -      250,469
   Time Deposits $100,000 or More .........     35,337       50,907       25,866            -      112,110
   IMMA, PMA & Trust DDA ..................     17,717            -       13,230            -       30,947
   ONE Accounts & Overnight Investments....     43,146            -       80,129            -      123,275
   Federal Home Loan Bank borrowings
     and Other Borrowed Funds..............          -            -       96,000            -       96,000
                                            ----------   ----------   ----------   ----------   ----------
   Total Rate Sensitive (3)                  $ 134,094    $ 147,933    $ 371,184    $       -    $ 653,211
----------------------------------------------------------------------------------------------------------
GAP (Rate Sensitive Assets less Rate
  Sensitive Liabilities)...................  $  45,217    $ (10,491)   $ (91,350)   $ 167,866    $ 111,242
Cumulative GAP.............................  $  45,217    $  34,726    $ (56,624)   $ 111,242    $ 111,242
----------------------------------------------------------------------------------------------------------
GAP to Total Assets........................      5.53%       -1.28%      -11.17%       20.52%       13.60%
Cumulative GAP to Total Assets ............      5.53%        4.24%       -6.92%       13.60%

(1) Securities are based on estimated maturities at book value.
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3) Transaction Accounts such as IMMA, ONE, and NOW are generally assumed to be subject to repricing within five years. This is based on the Corporation's historical experience with respect to such accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       For information regarding the Company's exposure to market risk see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     (a) The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the following pages:
                                                                     Page Number

         Independent Auditors' Report.................................... 26
         Consolidated Statements of Financial Condition.................. 27
         Consolidated Statements of Income............................... 28
         Consolidated Statements of Changes in Shareholders' Equity...... 29
         Consolidated Statements of Cash Flows........................... 30
         Notes to Consolidated Financial Statements.................... 31-42

     (b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

         Quarterly Results of Operations ................................ 44

                              REPORT OF MANAGEMENT

       The accompanying consolidated financial statements were prepared by management, which is responsible for the integrity and objectivity of the information presented, including amounts that must necessarily be based on judgments and estimates. The consolidated financial statements were prepared in conformity with generally accepted accounting principles, and in situations where acceptable alternative accounting principles exist, management selected the method that was appropriate in the circumstances. Financial information appearing throughout this Annual Report to Stockholders is consistent with the consolidated financial statements.

       Management depends upon First United Corporation's systems of internal control in meeting its responsibilities for reliable consolidated financial statements. In management's opinion, these systems provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorizations. Judgments are required to assess and balance the relative cost and expected benefits of these controls. As an integral part of the systems of internal control, the Corporation maintains a professional staff of internal auditors who conduct operational and special audits and coordinate audit coverage with the independent auditors.

       The Corporation's independent auditors, Ernst & Young LLP, whose independent professional opinion appears separately, have audited the consolidated financial statements.

       The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with the internal auditors, the independent auditors, and management to review the work of each and evaluate whether each is properly discharging its responsibilities. The independent auditors have free access to the Committee to discuss the results of their audit work, their evaluations of the adequacy of internal controls, and the quality of financial reporting.


/s/ William B. Grant                       /s/ Robert W. Kurtz
------------------------------------       ------------------------------------
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

                          REPORT OF INDEPENDENT AUDITORS
                       BOARD OF DIRECTORS AND SHAREHOLDERS
                            FIRST UNITED CORPORATION

       We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




                                                      /s/  ERNST & YOUNG LLP


Baltimore, Maryland
February 14, 2002

                   FIRST UNITED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In thousands, except per share amounts)

                                                                                           December 31
                                                                                    2001                2000
                                                                                  ---------           ---------
ASSETS
Cash and due from banks ................................................          $  22,827           $  15,521
Federal funds sold .....................................................              9,875              11,400
Interest-bearing deposits in banks .....................................              1,167              20,534
Investment securities available for sale at market value (amortized cost
     $129,776 and $152,663 at December 31, 2001 and 2000, respectively)             130,692             152,858
Federal Home Loan Bank stock, at cost ..................................              5,950               5,950
Loans and leases .......................................................            607,136             614,647
Reserve for probable credit losses .....................................             (5,752)             (5,094)
                                                                                  ---------           ---------
Net loans and leases ...................................................            601,384             609,553
Bank premises and equipment ............................................             11,527              10,831
Accrued interest receivable and other assets ...........................             34,691              20,942
                                                                                  ---------           ---------
Total Assets ...........................................................          $ 818,113           $ 847,589
                                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Noninterest-bearing deposits .........................................          $  64,366           $  51,339
        Interest-bearing deposits ......................................            552,403             598,638
                                                                                  ---------           ---------
Total deposits .........................................................            616,769             649,977
Federal Home Loan Bank borrowings and other borrowed funds .............            120,104             122,000
Reserve for taxes, interest and other liabilities ......................              9,132               9,105
Dividends payable ......................................................              1,032                 996
                                                                                  ---------           ---------
Total Liabilities ......................................................            747,037             782,078
                                                                                  ---------           ---------
Shareholders' Equity:
   Preferred stock-no par value;
     authorized and unissued 2,000 shares
   Capital stock-par value $.01 per share;
     authorized 25,000 shares, issued and outstanding 6,081
        shares at December 31, 2001 and 2000 ...........................                 61                  61
   Surplus .............................................................             20,199              20,199
   Retained earnings ...................................................             50,254              45,132
   Accumulated other comprehensive income ..............................                562                 119
Total Shareholders' Equity .............................................             71,076              65,511
                                                                                  ---------           ---------
Total Liabilities and Shareholders' Equity .............................          $ 818,113           $ 847,589
                                                                                  =========           =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                                 Year ended December 31
                                                                         2001             2000              1999
                                                                       --------         --------          --------
INTEREST INCOME
Interest and fees on loans and leases ........................         $ 53,049         $ 52,740          $ 47,014
Interest on investment securities:
    Taxable ..................................................            8,074            9,074             6,223
    Exempt from federal income taxes .........................            1,110            1,177             1,193
                                                                       --------         --------          --------
                                                                          9,184           10,251             7,416

Interest on federal funds sold ...............................              391              157               413
                                                                       --------         --------          --------
Total interest income ........................................           62,624           63,148            54,843

INTEREST EXPENSE
Interest on deposits:
    Savings ..................................................              421              633               707
    Interest-bearing transaction accounts ....................            3,238            5,413             3,793
    Time, $100,000 or more ...................................            7,128            6,812             5,166
    Other time ...............................................           14,457           13,863            12,363
Interest on Federal Home Loan Bank borrowings
    and other borrowed funds .................................            8,134            8,318             5,117
                                                                       --------         --------          --------
Total interest expense .......................................           33,378           35,039            27,146
                                                                       --------         --------          --------
Net interest income ..........................................           29,246           28,109            27,697
Provision for probable credit losses .........................            2,926            2,198             2,066
                                                                       --------         --------          --------
Net interest income after provision for probable credit losses           26,320           25,911            25,631

OTHER OPERATING INCOME
Trust Department income ......................................            2,511            2,275             1,755
Service charges on deposit accounts ..........................            2,434            2,063             1,996
Insurance premium income .....................................            1,049            1,008               940
Security (losses) gains ......................................              578             (123)              115
Other income .................................................            3,347            2,934             2,393
                                                                       --------         --------          --------
                                                                          9,919            8,157             7,199

OTHER OPERATING EXPENSE
Salaries and employee benefits ...............................           12,500           11,359            10,402
Occupancy expense of premises ................................            1,251            1,100               971
Equipment expense ............................................            1,853            1,811             1,808
Data processing expense ......................................            1,049            1,070               876
Deposit assessment and related fees ..........................              177              188               109
Other expense ................................................            6,551            6,467             6,573
                                                                       --------         --------          --------
                                                                         23,381           21,995            20,739
                                                                       --------         --------          --------
Income before income taxes ...................................           12,858           12,073            12,091
Applicable income taxes ......................................            3,689            3,762             4,130
                                                                       --------         --------          --------
Net income ...................................................         $  9,169         $  8,311          $  7,961
                                                                       ========         ========          ========
Earnings per share ...........................................         $   1.51         $   1.37          $   1.30
                                                                       ========         ========          ========

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   FIRST UNITED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                                                            Accumulated
                                                                                               Other         Total
                                                     Capital                    Retained   Comprehensive  Shareholders'
                                                      Stock        Surplus      Earnings       Income        Equity
                                                    ----------------------------------------------------------------
Balance at January 1, 1999 ....................     $     62      $ 21,384      $ 36,559      $    469      $ 58,474
Net unrealized losses on investment securities,
    net of income tax benefit of $2,159 .......         --            --            --          (3,432)       (3,432)
Net income for the year .......................         --            --           7,961          --           7,961
Comprehensive income ..........................         --            --            --            --           4,529
Acquisition and retirement of common stock ....           (1)       (1,115)         --            --          (1,116)
Cash dividends-$.62 per share .................         --            --          (3,791)         --          (3,791)
                                                    --------      --------      --------      --------      --------
Balance at December 31, 1999 ..................           61        20,269        40,729        (2,963)       58,096
Net unrealized gains on investment securities,
    net of income tax benefit of $1,939 .......         --            --            --           3,082         3,082
Net income for the year .......................         --            --           8,311          --           8,311
Comprehensive income ..........................         --            --            --            --          11,393
Acquisition and retirement of common stock ....         --             (70)         --            --             (70)
Cash dividends-$.64 per share .................         --            --          (3,908)         --          (3,908)
                                                    --------      --------      --------      --------      --------
Balance at December 31 2000 ...................           61        20,199        45,132           119        65,511
Net unrealized gains on investment securities,
    net of income tax benefit of $278 .........         --            --            --             443           443
Net income for the year .......................         --            --           9,169          --           9,169
Comprehensive income ..........................         --            --            --            --           9,612
Cash dividends-$.66 per share .................         --            --          (4,047)         --          (4,047)
                                                    --------      --------      --------      --------      --------
Balance at December 31 2001 ...................     $     61      $ 20,199      $ 50,254      $    562      $ 71,076
                                                    ========      ========      ========      ========      ========

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   FIRST UNITED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Year ended December 31
                                                                      2001           2000           1999
                                                                  ---------------------------------------
OPERATING ACTIVITIES
Net income ..................................................     $   9,169      $   8,311      $   7,961
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Provision for possible credit losses ...................         2,926          2,198          2,066
     Provision for depreciation .............................         1,597          1,546          1,648
     Net accretion and amortization of investment
        security discounts and premiums .....................           (28)           (13)          (210)
     Loss (gain) on sale of investment securities ...........          (578)           123           (115)
     Increase in accrued interest receivable
        and other assets ....................................       (13,749)          (204)        (8,756)
     Increase in reserve for taxes, interest
        and other liabilities ...............................            27            462          3,049
                                                                  ---------      ---------      ---------
     Net cash (used in) provided by operating activities ....          (636)        12,423          5,643

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in banks        19,367            216        (20,387)
Proceeds from maturities and sales of investment
   securities available for sale ............................       259,050        210,927        185,527
Purchases of available for sale investment securities .......      (235,835)      (210,983)      (244,067)
Net decrease (increase) in loans ............................         5,243        (46,978)       (61,171)
Purchase of premises and equipment ..........................        (2,293)        (2,617)        (2,272)
                                                                  ---------      ---------      ---------
Net cash provided by (used in) investing activities .........        45,532        (49,435)      (142,370)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW accounts
   and savings accounts .....................................        (3,297)        24,550         13,006
Net increase (decrease) in certificates of deposit ..........       (29,911)        26,855         74,066
(Decrease) increase in Federal Home Loan Bank borrowings
  and other borrowed funds ..................................        (1,896)        (5,000)        39,425
Cash dividends paid .........................................        (4,011)        (3,896)        (3,793)
Acquisition and retirement of common stock ..................          --              (70)        (1,116)
Proceeds from issuance of other long term debt ..............          --           23,000
                                                                  ---------      ---------      ---------
Net cash (used in) provided by financing activities .........       (39,115)        42,439        144,588
Increase in cash and cash equivalents .......................         5,781          5,427          7,861
Cash and cash equivalents at beginning of year ..............        26,921         21,494         13,633
                                                                  ---------      ---------      ---------
Cash and cash equivalents at end of year ....................     $  32,702      $  26,921      $  21,494
                                                                  =========      =========      =========

 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The accompanying financial statements of First United Corporation (Corporation) include the accounts of its wholly owned subsidiaries, First United Bank & Trust (Bank), Oakfirst Life Insurance Corporation (Non-Bank), OakFirst Loan Center, Inc., (Non-Bank), OakFirst Loan Center, LLC (Non-Bank), and First United Capital Trust (Non-Bank). All significant intercompany accounts and transactions have been eliminated.

BUSINESS

       First United Corporation is a registered financial holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust, OakFirst Life Insurance Corporation, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, and First United Capital Trust. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of twenty-two offices and thirty automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC are finance companies. First United Capital Trust is a Delaware Business Trust.

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

TRUST ASSETS AND INCOME

       Assets held in an agency or fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated statements of financial condition. Trust department income represents fees charged to customers and is recorded on an accrual basis.

BANK PREMISES AND EQUIPMENT

       Bank premises and equipment are carried at cost, less accumulated provision for depreciation. The provision for depreciation for financial reporting generally has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 31.5 years for buildings and 3 to 20 years for equipment. The provision for depreciation for general tax purposes and for the Alternative Minimum Tax generally has been made using the doubledeclining balance method and the ACRS method based on the estimated useful lives of the assets which range from 18 to 31.5 years for buildings and 4 to 10 years for equipment.

       Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001, pertaining to banking premises, future minimum rent commitments under various operating leases are as follows: 2002-$.322, 2003$.322, 2004-$.322, 2005-$.322. The leases contain options to extend for periods from I to 5 years. The cost of such rentals is not included in the aforementioned amounts. Total rent expense for the years ended December 31, 2001, 2000, and 1999 amounted to $.322, $.293, and $.284, respectively.

RESERVE FOR CREDIT LOSSES

       The reserve for credit losses is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the loan loss reserve is based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgment, deserve current recognition. The Corporation utilizes the methodology outlined in FDIC STATEMENT OF POLICY ON ALLOWANCE FOR LOAN AND LEASE LOSSES. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of probable losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. Allocations are made for loan commitments using the methodology outlined above. Allocations are not made for loans that are cash secured or for the SBA guaranteed portion of loans.

INCOME TAXES

       The Corporation accounts for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in any deferred tax asset allowance. In 2001, the Corporation established First United Investment Trust, a Maryland Real Estate Investment Trust, and its parent company, First United Capital Investments, a Delaware Corporation as subsidiaries of First United Bank & Trust. The establishment of these entities eliminated most of the income taxes due to the state of Maryland.

STATEMENT OF CASH FLOWS

       The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $34.08, $34.57, and $25.59 million in interest on deposits and other borrowed funds for the years ending December 31, 2001, 2000, and 1999, respectively.

EARNINGS PER SHARE

       Earnings per share ("basic") was computed based on the weighted average number of common shares outstanding of 6,081, 6,081, and 6,106 million for 2001, 2000, and 1999, respectively. The Corporation does not have any common stock equivalents.

COMPREHENSIVE INCOME

       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130") establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. Accumulated other comprehensive income represents the unrealized gains and losses on the Corporation's available-for-sale investment securities, net of income taxes. For the years ended December 31, 2001, 2000, and 1999 total comprehensive income, net income plus the change in unrealized gains on investment securities, net of income taxes, amounted to $9.61, $11.39, and $4.53 million, respectively.

BUSINESS SEGMENTS

       As defined by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Corporation has two operating segments, community banking and insurance. Since the operating activities of the insurance segment are immaterial to the consolidated financial statements, no separate segment disclosures for insurance operations have been made.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), was issued. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized, but instead be subject to an annual impairment test. Other intangible assets will continue to be amortized over their estimated useful lives. The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. The impact on the consolidated financial statements of the implementation of Statement No. 142 is in the process of being evaluated.

       In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"), was issued. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of certain tangible or intangible long-lived assets. Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions:' The implementation of Statement No. 144 will not have a material impact on the Corporation's consolidated financial statements.

2. REGULATORY CAPITAL REQUIREMENTS

       The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

       As of December 31, 2001, the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentage shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

                                                                                              To Be Well
                                                                                          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                   Actual           Adequacy Purposes     Action Provisions
-------------------------------------------------------------------------------------------------------------
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2001
Total Capital (to Risk Weighted Assets)
  Consolidated .........................     $98,477     15.54%     $50,586     8.00%     $63,233     10.00%
  First United Bank ....................      88,771     14.22%      50,290     8.00%      62,862     10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated .........................      92,967     14.67%      25,293     4.00%      37,940      6.00%
  First United Bank ....................      83,096     13.31%      25,145     4.00%      37,717      6.00%
Tier I Capital (to Average Assets)
  Consolidated .........................      92,967     11.22%      24,866     3.00%      41,443      5.00%
  First United Bank ....................      83,096     10.19%      24,663     3.00%      41,104      5.00%

DECEMBER 31, 2000
Total Capital (to Risk Weighted Assets)
  Consolidated .........................     $92,662     14.55%     $50,952     8.00%     $63,690     10.00%
  First United Bank ....................      84,764     13.36%      50,749     8.00%      63,437     10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated .........................      86,092     13.52%      25,476     4.00%      38,214      6.00%
  First United Bank ....................      79,670     12.56%      25,375     4.00%      38,062      6.00%
Tier I Capital (to Average Assets)
  Consolidated .........................      86,092     10.66%      24,220     3.00%      40,367      5.00%
  First United Bank ....................      79,670      9.98%      23,956     3.00%      39,927      5.00%


3. INVESTMENT SECURITIES

       The following is a comparison of amortized cost and market values of available-for-sale securities and held-to-maturity securities:

                                                              Available-for-Sale Securities
                                                     -----------------------------------------------
                                                                    Gross       Gross
                                                                 Unrealized   Unrealized     Market
                                                        Cost        Gains       Losses        Value
                                                     -----------------------------------------------
DECEMBER 31, 2001
U. S. Treasury securities and obligations of
   U. S. government agencies ...................     $ 31,454     $    412     $      1     $ 31,865
Obligations of states and political subdivisions       26,131          194          410       25,915
Mortgage-backed securities .....................       47,918          775          213       48,480
U.S. corporate securities ......................       17,182          255          101       17,336
                                                     --------     --------     --------     --------
Total debt securities ..........................      122,685        1,636          725      123,596
Equity securities ..............................        7,091            5         --          7,096
                                                     --------     --------     --------     --------
Totals .........................................     $129,776     $  1,641     $    725     $130,692
                                                     ========     ========     ========     ========

                                                              Available-for-Sale Securities
                                                     -----------------------------------------------
                                                                    Gross       Gross
                                                     Amortized   Unrealized   Unrealized     Market
                                                        Cost        Gains       Losses        Value
                                                     -----------------------------------------------
DECEMBER 31, 2000
U. S. Treasury securities and obligations of
   U. S. government agencies ...................     $ 74,621     $    204     $    293     $ 74,532
Obligations of states and political subdivisions       19,660          227          213       19,674
Mortgage-backed securities .....................       47,675          700          225       48,150
U.S. corporate securities ......................        8,707          144          349        8,502
                                                     --------     --------     --------     --------
Total debt securities ..........................      150,663        1,275        1,080      150,858
Equity securities ..............................        2,000         --           --          2,000
                                                     --------     --------     --------     --------
Totals .........................................     $152,663     $  1,275     $  1,080     $152,858
                                                     ========     ========     ========     ========

                                                              Available-for-Sale Securities
                                                     -----------------------------------------------
                                                                    Gross       Gross
                                                     Amortized   Unrealized   Unrealized     Market
                                                        Cost        Gains       Losses        Value
                                                     -----------------------------------------------
December 31, 1999
U. S. Treasury securities and obligations of
   U. S. government agencies ...................     $ 50,895     $      6     $  1,421     $ 49,480
Obligations of states and political subdivisions       30,790           20        1,487       29,323
Mortgage-backed securities .....................       62,702         --          1,712       60,990
U.S. corporate securities ......................        9,704           40          272        9,472
                                                     --------     --------     --------     --------
Total debt securities ..........................      154,091           66        4,892      149,265
Equity securities ..............................        1,300         --           --          1,300
                                                     --------     --------     --------     --------
Totals .........................................     $155,391     $     66     $  4,892     $150,565
                                                     ========     ========     ========     ========

     During the years ended December 31, 2001, 2000 and 1999, available-for-sale securities with a fair market value at the date of sale of $29.67, $34.99, and $24.59 million were sold. The gross realized gains on such sales totaled $.51, $.27, and $.14 million, respectively. The gross realized losses on the sales were $.01, $.39, and $.03 million, respectively. Additionally, available-for-sale securities totaling $46.33 million were called in 2001. The gross realized gains on such calls totaled $.07 million.

       The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Equity securities consist of various money market accounts and FHLMC Preferred Stock. These securities have no maturity and therefore are classified in the "Due after ten years" maturity line.
                                              Available-for-Sale Securities
                                              -----------------------------
                                                  Amortized     Market
                                                    Cost         Value
                                              -----------------------------
Due in one year or less .....................     $    350     $    352
Due after one year through five years .......       25,599       26,079
Due after five years through ten years ......       14,021       14,144
Due after ten years .........................       89,806       90,117
                                                  --------     --------
                                                  $129,776     $130,692
                                                  ========     ========


       At December 31, 2001, investment securities with a market value of $55.34 million were pledged to secure public and trust deposits as required or permitted by law.

 4. RESERVE FOR PROBABLE CREDIT LOSSES

       Activity in the reserve for probable credit losses is summarized as follows:

                                                2001         2000         1999
                                              ---------------------------------
Balance at January 1 ......................   $ 5,094      $ 4,409      $ 3,304
Provision charged to operating expense ....     2,926        2,198        2,066
                                                8,020        6,607        5,370
Gross credit losses .......................    (2,634)      (1,832)      (1,396)
Recoveries ................................       366          319          435
                                              -------      -------      -------
Net credit losses .........................    (2,268)      (1,513)        (961)
Balance at December 31 ....................   $ 5,752      $ 5,094      $ 4,409
                                              =======      =======      =======

       Non-accruing loans were $3.20, $1.07, and $.38 million at December 31, 2001, 2000 and 1999, respectively. Interest income not recognized as a result of non-accruing loans was $.04, $.01, and $.01 million during the years ended December 31, 2001, 2000, and 1999, respectively.

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

                                                      December 31, 2001
                                             ----------------------------------
                                               Loans        Loan
                                             & Leases    Commitments     Total
                                             ----------------------------------
Commercial, financial and agricultural ....  $ 99,027     $ 20,172     $153,892
Real estate-construction ..................     8,578        5,413       13,991
Real estate-mortgage ......................   332,499       21,504      319,310
Installment ...............................   157,713        3,825      161,538
Lease financing ...........................     9,319         --          9,319
Letters of credit .........................      --          2,274        2,274
                                             --------     --------     --------
                                             $607,136     $ 53,188     $660,324
                                             ========     ========     ========

                                                      December 31, 2000
                                             ----------------------------------
                                               Loans        Loan
                                             & Leases    Commitments     Total
                                             ----------------------------------

Commercial, financial and agricultural ....  $ 92,914     $ 20,300     $113,214
Real estate-construction ..................    12,667        4,513       17,180
Real estate-mortgage ......................   307,577       20,074      327,651
Installment ...............................   189,515        3,888      193,403
Lease financing ...........................    11,974         --         11,974
Letters of credit .........................      --          2,379        2,379
                                             --------     --------     --------
                                             $614,647     $ 51,154     $665,801
                                             ========     ========     ========

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

6. BANK PREMISES AND EQUIPMENT

       The composition of Bank premises and equipment is as follows:

                                                           2001          2000
                                                         ----------------------
Bank premises ......................................     $ 11,045      $ 10,639
Equipment ..........................................       18,112        16,492
                                                         --------      --------
                                                           29,157        27,131
Less accumulated depreciation ......................      (17,630)      (16,300)
                                                         --------      --------
Total ..............................................     $ 11,527      $ 10,831
                                                         ========      ========

       The Corporation recorded depreciation expense of $1.60, $1.55, and $1.65 million in 2001, 2000 and 1999, respectively.

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

       The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows:

                                                          2001                      2000
                                                -----------------------------------------------
                                                 Carrying      Fair        Carrying      Fair
                                                  Amount       Value        Amount       Value
                                                -----------------------------------------------
Cash and due from banks ...................     $ 22,827     $ 22,827     $ 15,521     $ 15,521
Federal funds sold ........................        9,875        9,875       11,400       11,400
Interest-bearing deposits in banks ........        1,167        1,167       20,534       20,534
Investment securities .....................      130,692      130,692      152,858      152,858
Federal Home Loan Bank stock ..............        5,950        5,950        5,950        5,950
Loans and leases ..........................      607,136      616,661      614,647      619,934
Deposits ..................................      616,769      623,007      649,977      651,244
Federal Home Loan Bank borrowings and
   other borrowed funds ...................      120,104      134,261      122,000      121,420

       The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

       CASH AND DUE FROM BANKS: The carrying amounts as reported in the statement of financial condition for cash and due from banks approximate those assets' fair values.

       FEDERAL FUNDS SOLD. The carrying amount of federal funds sold approximate their fair values.

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

       LOANS AND LEASES: For variable rate loans and leases that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

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

       FEDERAL HOME LOAN BANK BORROWINGS AND OTHER BORROWED FUNDS: The fair value of the Corporation's Federal Home Loan Bank borrowings is calculated based on the discounted value of contractural cash flows, using rates currently existing for borrowings from the Federal Home Loan Bank with similar remaining maturities. The fair value of the Corporation's other long-term debt, the trust issued guaranteed preferred beneficial interests in the Corporation's junior subordinated deferrable interest debentures, is based upon its quoted market price. The carrying amounts of federal funds purchased approximate their fair values.

       OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to otherwise be impracticable. The Corporation's estimate of impairment due to collectibility concerns related to these off-balance-sheet financial instruments is included in the reserve for possible credit losses. The Corporation does not have any derivative financial instruments at December 31, 2001 or 2000.

8. FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER BORROWINGS

      Borrowings consist of the following:

DECEMBER 31, 2001
Federal funds purchased, weighted average interest rate of 2.75% at December 31, 2001 ....     $  1,104
FHLB advances payable to FHLB of Atlanta,
  secured by all FHLB stock and certain first mortgage loans:
     Due August 25, 2004 @ 5.84% .........................................................       11,500
     Due February 1, 2005 @ 6.42%, convertible on February 1, 2002 .......................       15,000
     Due February 4, 2008 @ 5.49%, convertible on February 4, 2003 .......................       10,000
     Due September 8, 2009 @ 6.27%, convertible on September 8, 2004 .....................       11,500
     Due September 13, 2010 @ 5.57%, convertible on March 13, 2001 .......................       25,000
     Due January 5, 2011 @ 4.93%, convertible on January 5, 2002 .........................       10,000
     Due October 24, 2011 @ 4.31%, convertible on October 24, 2006 .......................       13,000
Trust issued guaranteed preferred beneficial interests in the Corporation's
  junior subordinated deferrable interest debentures @ 9.375%, maturing in August 2029 ...       23,000
                                                                                               --------
                   Total .................................................................     $120,104
                                                                                               ========

DECEMBER 31, 2000
FHLB advances payable to FHLB Atlanta,
  secured by all FHLB stock and certain first mortgage loans:
    Due August 25, 2004 @ 5.84%, convertible on August 25, 2001 .........................     $ 11,500
    Due February 1, 2005 @ 6.42%, convertible on February 1, 2002 .......................       15,000
    Due February 4, 2008 @ 5.49%, convertible on February 4, 2003 .......................       10,000
    Due April 22, 2009 @ 5.0 1 %, convertible on April 23, 2001 .........................       26,000
    Due September 8, 2009 @ 6.27%, convertible on September 8, 2004 .....................       11,500
    Due September 13, 2010 @ 5.57%, convertible on March 13, 2001 .......................       25,000
Trust issued guaranteed preferred beneficial interests in the Corporation's
  junior subordinated deferrable interest debentures @ 9.375%, maturing in August 2029 ..       23,000
                                                                                              --------
                  Total .................................................................     $122,000
                                                                                              ========

       The Corporation, through its banking subsidiary, First United Bank & Trust, has a credit agreement with the FHLB of Atlanta in an amount up to 29% of the Bank's assets. At December 31, 2001, the line of credit equaled $240.18 million. This line of credit can only be utilized to the extent of available collateral. It is secured with the first lien on the 1-4 family mortgage portfolio and certain GNMA securities. The collateralized line of credit totaled $134.64 million at December 31, 2001.

       First United Capital Trust (the Trust), a Delaware Business trust organized by the Corporation on July 19, 1999, issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities (the Capital Securities). The payment terms require the Trust to distribute 9.375% annually per $10 liquidation amount of Capital Securities in equal payments on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 1999. Under the Federal Reserve Board's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital ratios. For financial reporting purposes, the Trust is treated as a wholly owned subsidiary of the Corporation. The Capital Securities represent preferred undivided interests in the assets of the Trust, and are classified in the Corporation's consolidated balance sheet as other long term debt, with distributions on the securities included in interest expense.

       The proceeds from the issuance of the Capital Securities were used by the Trust to purchase $23.00 million aggregate principal amount of junior subordinated debentures (Junior Subordinated Debentures) issued by the Corporation to the Trust. The Junior Subordinated Debentures represent the sole asset of the Trust, and payments under the Junior Subordinated Debentures are the sole source of cash flow for the Trust.

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

       The Corporation's banking subsidiary First United Bank & Trust has established various unsecured lines of credit totaling $8.50 million at various upstream correspondent banks. The Bank has also established $7.00 million reverse repurchase lines of credit with correspondent banks. As of December 31, 2001, the Corporation had no borrowings with these correspondent banks. The Corporation utilizes the lines to meet daily liquidity requirements and does not rely on lines of credit as a source of long term liquidity.

       Maturities of FHLB advances and other borrowed funds are as follows:
2002-, 2003-, 2004 11,500, 2005 15,000, 2006-.

9. INCOME TAXES

       A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:

                                                              2001           2000           1999
                                                            --------       --------       --------
Income before income taxes ............................     $ 12,858       $ 12,073       $ 12,091
Statutory income tax rate .............................           34%            34%            34%
                                                            --------       --------       --------
Income tax ............................................        4,372          4,105          4,111
State income tax, net of federal tax benefit ..........           15            318            348
                                                            --------       --------       --------
Effect of nontaxable interest and loan income .........         (484)          (499)          (516)
Effect of nontaxable premium income ...................          (80)          (127)          --
Effect of nontaxable dividend income ..................          (74)           (28)          --
Effect of nontaxable increase in value of contracts ...         (203)          --             --
Effect of TEFRA interest limitation ...................           67             75             67
Merger costs ..........................................         --             --               31
Other .................................................           76            (82)            89
                                                            --------       --------       --------
Income tax expense for the year .......................     $  3,689       $  3,762       $  4,130
                                                            ========       ========       ========
Taxes currently payable ...............................          552          3,108          4,710
Deferred taxes (benefit) ..............................        3,137            654           (580)
                                                            --------       --------       --------
Income tax expense for the year .......................     $  3,689       $  3,762       $  4,130
                                                            ========       ========       ========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:

                                                                   2001         2000
                                                                 --------------------
Deferred tax assets:
  Reserve for probable credit losses .......................     $ 2,235      $ 1,967
  Deferred loan origination fees ...........................          59          188
  State tax loss carry forwards ............................         258          132
  Deferred compensation ....................................         246          218
  Employee compensation ....................................        --            154
  Alternative minimum tax credit ...........................          67         --
  Other ....................................................         113          100
                                                                 -------      -------
     Total deferred tax assets .............................       2,978        2,759
  Valuation allowance ......................................        (305)        (179)
                                                                 -------      -------
     Total deferred tax assets less valuation allowance ....       2,673        2,580
Deferred tax liabilities:
  Dividend from real estate investment trust ...............      (2,369)        --
  Auto Leasing .............................................      (1,536)        (908)
  Pension ..................................................        (554)        (450)
  Depreciation .............................................        (667)        (595)
  Employee compensation ....................................         (40)        --
  Unrealized gain on investment securities .................        (354)         (75)
  Prepaid expenses .........................................         (90)         (53)
  Other ....................................................         (31)         (51)
                                                                 -------      -------
     Total deferred tax liability ..........................      (5,641)      (2,132)
                                                                 -------      -------
Net deferred tax (liability) asset .........................     $(2,698)     $   448
                                                                 =======      =======

       During 2001, the Corporation increased its valuation allowance for certain state loss carry forwards generated during the year. The state loss carry forwards will expire commencing in 2019. Also, alternative minimum tax credit carry forward of $67 are available without expiration limitations.

       The Corporation made income tax payments of $.04 million, $4.51 million, and $4.73 million for the years ending December 31, 2001, 2000, and 1999, respectively.

10. EMPLOYEE BENEFIT PLANS

       The Corporation sponsors a noncontributary defined benefit pension plan covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees' compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's funding requirements.

       The following table summarizes benefit obligation and plan asset activity for the Corporation's pension plan:

                                                      2001          2000
                                                   -----------------------
Change in Benefit Obligation
   Obligation at the beginning of the year ...     $  9,651       $  7,971
   Service cost ..............................          434            368
   Interest cost .............................          711            651
   Assumptions ...............................          289            632
   Actual loss ...............................           24            368
   Benefits paid .............................         (385)          (339)
                                                   --------       --------
   Obligation at the end of the year .........     $ 10,724       $  9,651
                                                   ========       ========
Change in Plan Assets
   Fair value at the beginning of the year ...     $ 11,407       $ 11,222
   Actual return on plan assets ..............          350            246
   Employer contribution .....................          301            278
   Benefits paid .............................         (385)          (339)
                                                   --------       --------
   Fair value at the end of the year .........     $ 11,673       $ 11,407
                                                   ========       ========
Funded Status ................................          949          1,756
Unrecognized actuarial gain ..................        1,034            125
Unrecognized prior service cost ..............          (22)           (24)
Unrecognized transition asset ................          527)           566
                                                   --------       --------
Prepaid benefit cost .........................     $  1,434       $  1,291
                                                   ========       ========
Discount rate ................................         7.25%          7.50%
Expected return on assets ....................         8.25%          8.25%
Rate of pay increase .........................         4.00%          4.00%

                                                              2001       2000       1999
                                                             ---------------------------
Net Pension cost included the following:
   Service costs-benefits earned during the year .......     $ 434      $ 368      $ 401
   Interest cost on projected benefit obligation .......       711        651        605
   Actual return on plan assets ........................      (350)      (246)      (886)
   Net amortization and deferral .......................      (637)      (729)        (3)
                                                             -----      -----      -----
   Net pension expense included in employee benefits ...     $ 159      $  44      $ 117
                                                             =====      =====      =====

401(K) PROFIT SHARING PLAN

       The First United Bank & Trust 401 (k) Profit Sharing Plan ("the 401 (k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute, through payroll deductions, up to 10% of their base salary, with contributions up to 6% of base salary matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.30, $.16, and $.16 million in 2001, 2000 and 1999, respectively.

SUPPLEMENTAL EMPLOYEE RETIREMENT PLAN

       During 2001, the Corporation established an unfunded supplemental executive retirement plan (SERP) to provide certain officers with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Corporation acquired bank owned life insurance (BOLI) policies on the same executives covered by the SERP. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI are intended to provide a source of funds for the payment of the SERP benefits. The cash surrender value of the BOLI is approximately $18 million and is reported in other assets in the statement of financial condition. The SERP expense for 2001 was approximately $.06 million.

11. FEDERAL RESERVE REQUIREMENTS

       The banking subsidiaries are required to maintain cash reserves with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2001, the daily average amount of these required reserves was approximately $7.70 million.

12. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

       Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. Although no transfers were made, $9.85 million in funds were available for transfer from the Bank to the Corporation in the form of loans as of December 31, 2001.

13. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Condensed Statements of Financial Condition

                                                                December 31,
                                                              2001        2000
                                                            -------------------
ASSETS
Cash ..................................................     $ 1,157     $ 1,045
Investment securities .................................       1,451       1,665
Investment in bank subsidiary .........................      84,390      80,590
Dividend receivable and other assets ..................       1,749       1,089
Investment in non-bank subsidiary .....................       6,405       5,162
                                                            -------     -------
Total Assets ..........................................     $95,152     $89,551
                                                            =======     =======
LIABILITIES AND SHAREHOLDER'S EQUITY
Reserve for taxes, interest, and other liabilities ....     $    44     $    44
Dividends payable .....................................       1,032         996
Other long term debt ..................................      23,000      23,000
Shareholders' equity ..................................      71,076      65,511
                                                            -------     -------
Total Liabilities and Shareholder's Equity ............     $95,152     $89,551
                                                            =======     =======

Condensed Statements of Income

                                                                         Year ended December 31
                                                                     2001         2000         1999
                                                                   ---------------------------------
INCOME:
Dividend income from subsidiaries ............................     $ 7,110      $ 2,566      $ 2,500
Other income .................................................         103          147          368
                                                                   -------      -------      -------
Total income .................................................       7,213        2,713        2,868

EXPENSE:
Other  expenses ..............................................       2,205        2,188          814
                                                                   -------      -------      -------
Total expense ................................................       2,205        2,188          814
                                                                   -------      -------      -------
Income before income taxes and equity in undistributed
  net income of subsidiaries .................................       5,008          525        2,054
Applicable income  taxes .....................................        --           --             (3)
Equity in undistributed net income (loss) of subsidiaries:
  Bank .......................................................       4,455        8,113        5,537
  Non-bank ...................................................        (294)        (327)         373
                                                                   -------      -------      -------
 NET INCOME ..................................................     $ 9,169      $ 8,311      $ 7,961
                                                                   =======      =======      =======

Condensed Statements of Cash Flows

                                                                         Year ended December 31
                                                                    2001          2000          1999
                                                                 ------------------------------------
OPERATING ACTIVITIES
Net income .................................................     $  9,169      $  8,311      $  7,961
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Equity in undistributed net income of subsidiaries ....       (4,161)       (7,786)       (5,910)
     (Increase) decrease in other assets ...................         (660)          127          (780)
     Increase in other liabilities .........................         --              44          --
     Increase (decrease) in dividends payable ..............           36            27            (2)
                                                                 --------      --------      --------
Net cash provided by operating activities ..................        4,384           723         1,269

INVESTING ACTIVITIES
Purchase of investment securities ..........................         --             (41)       (2,871)
Proceeds from investment maturities ........................          175         2,912         3,640
Net investment (from) in subsidiaries ......................         (436)         --          20,000
                                                                 --------      --------      --------
Net cash (used in) provided by investing activities ........         (261)        2,871       (19,231)

FINANCING ACTIVITIES
Cash dividends .............................................       (4,011)       (3,896)       (3,791)
Proceeds from issuance of common stock .....................         --            --            --
Proceeds from issuance of other long term debt .............         --            --          23,000
Acquisition and retirement of common stock .................         --             (70)       (1,116)
                                                                 --------      --------      --------
Net cash (used in) provided by financing activities ........       (4,011)       (3,966)       18,093
                                                                 --------      --------      --------
Increase (decrease) in cash and cash equivalents ...........          112          (372)          131
Cash and cash equivalents at beginning of year .............        1,045         1,417         1,286
                                                                 --------      --------      --------
Cash and cash equivalents at end of year ...................        1,157      $  1,045      $  1,417
                                                                 ========      ========      ========

14. COMMITMENTS AND CONTINGENT LIABILITIES

       The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

       Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $8.12 million of life, accident and health insurance in force at December 31, 2001. In accordance with state insurance laws, this subsidiary is capitalized at $3.93 million.

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
                                 2001          2000          1999
                              ------------------------------------
Balance, January 1 ......     $ 11,254      $  9,801      $  7,934
Loans or advances .......        7,562         6,027         3,055
Repayments ..............       (1,179)       (4,574)       (1,188)
                              --------      --------      --------
Balance, December 31 ....     $ 17,637      $ 11,254      $  9,801
                              ========      ========      ========


16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                                 Three months ended
                                                March 31       June 30     September 30   December 31
                                              --------------------------------------------------------
2001
Interest income ........................        $16,304        $15,851        $15,605        $14,864
Interest expense .......................          9,363          8,655          8,120          7,240
                                                -------        -------        -------        -------
Net interest income ....................          6,941          7,196          7,485          7,624
Provision for possible credit losses ...            535            547            774          1,070
Other income ...........................          2,281          2,392          2,680          2,566
Other expenses .........................          5,738          5,761          5,845          6,037
                                                -------        -------        -------        -------
Income before income taxes .............          2,949          3,280          3,546          3,083
Applicable income taxes ................            932            996            942            819
                                                -------        -------        -------        -------
Net income .............................        $ 2,017        $ 2,284        $ 2,604        $ 2,264
                                                =======        =======        =======        =======
Earnings per share .....................        $  0.33        $  0.38        $  0.43        $  0.37
                                                =======        =======        =======        =======

                                                                 Three months ended
                                                March 31       June 30     September 30   December 31
                                              --------------------------------------------------------
2000
Interest income ........................        $15,211        $15,631        $16,040        $16,266
Interest expense .......................          8,115          8,458          9,128          9,338
                                                -------        -------        -------        -------
Net interest income ....................          7,096          7,173          6,912          6,928
Provision for possible credit losses ...            563            950            393            292
Other income ...........................          1,812          1,853          2,082          2,410
Other expenses .........................          5,368          5,473          5,484          5,670
                                                -------        -------        -------        -------
Income before income taxes .............          2,977          2,603          3,117          3,376
Applicable income taxes ................            976            797          1,016            973
                                                -------        -------        -------        -------
Net income .............................        $ 2,001        $ 1,806        $ 2,101        $ 2,403
                                                =======        =======        =======        =======
Earnings per share .....................        $  0.33        $  0.30        $  0.34        $  0.40
                                                =======        =======        =======        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 23, 2002, from pages 2 through 6.

       Executive Officers of the Registrant are:

 NAME                      POSITION                                         AGE

 William B. Grant          Chairman of the Board and                         48
                           Chief Executive Officer

 Robert W. Kurtz           President,                                        55
                           Chief Financial Officer and Secretary/Treasurer

 Jeannette R. Fitzwater    Senior Vice President and                         41
                           Director of Human Resources

 Philip D. Frantz          Senior Vice President and                         41
                           Director of Operations & Support

 Steven M. Lantz           Senior Vice President and                         45
                           Director of Lending

 Eugene D. Helbig, Jr.     Senior Vice President                             49
                           Senior Trust Officer

 Frederick A. Thayer IV    Senior Vice President                             43
                           Director of Sales and CRA Officer

As defined by the rules and regulations of the Securities and Exchange Commission, family relationships exist among Directors, Nominees and Executive Officers. Director Frederick A. Thayer III is the father of Senior Vice President Frederick A. Thayer IV Director I. Robert Rudy is the brother of Senior Vice President Jeannette Rudy Fitzwater. Director Karen F. Myers is a first cousin to Senior Vice President Philip D. Frantz. No other family relationships exist.

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

ITEM 11. EXECUTIVE COMPENSATION

       Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 23, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by Item 13 is incorporated by reference from page 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 23, 2002, and from Note 15 on page 45 of this Form 10-K. There are no other relationships required to be disclosed in this item pursuant to the instructions for this report.

                                     PART IV


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

                                       First United Corporation

                                       By: /s/ William B. Grant
                                           ------------------------------
                                           William B. Grant
                                           Chairman of the Board
                                           and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                                   SIGNATURES


/s/ David J. Beachy                           /s/ Andrew E. Mance
--------------------------------              --------------------------------
(David J. Beachy) Director                    (Dr. Andrew E. Mance) Director

/s/ Donald M. Browning                        /s/ Donald E. Moran
--------------------------------              --------------------------------
(Donald M. Browning) Director                 (Donald E. Moran) Director

/s/ Rex W. Burton                             /s/ Richard G. Stanton
--------------------------------              --------------------------------
(Rex W. Burton) Director                      (Richard G. Stanton) Director

/s/ Paul Cox, Jr.                             /s/ I. Robert Rudy
--------------------------------              --------------------------------
(Paul Cox, Jr.) Director                      (I. Robert Rudy) Director

/s/ Frederick A. Thayer                       /s/ Robert G. Stuck
--------------------------------              --------------------------------
(Frederick A. Thayer, III) Director           (Robert G. Stuck) Director

/s/ Robert W. Kurtz                           /s/ James F. Scarpelli, Sr.
--------------------------------              --------------------------------
(Robert W. Kurtz) Director                    (James F. Scarpelli, Sr.) Director

/s/ Maynard G. Grossnickle                    /s/ Karen F. Myers
--------------------------------              --------------------------------
(Maynard G. Grossnickle) Director             (Karen F. Myers) Director

/s/ Raymond F. Hinkle                         /s/ Elaine L. McDonald
--------------------------------              --------------------------------
(Raymond F. Hinkle) Director                  (Elaine L. McDonald) Director

                       THIS PAGE INTENTIONALLY LEFT BLANK.