Form 10-Q
period 2002-03-31
FIRST UNITED CORP/MD/
filed 2002-05-10
CIK 763907

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
* Yes     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--6,080,568 shares outstanding as of
   March 31,2002.
Preferred stock, No par value--No shares outstanding as of March 31, 2002.


















INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001.

     Consolidated Statements of Income (Unaudited) - Three months ended March 31, 2002 and 2001.

     Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2002 and 2001.

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

SIGNATURES



FIRST UNITED CORPORATION
Consolidated Balance Sheets


                                       March 31,     December 31,
                                        2002             2001
                                      (unaudited)
                                      ___________________________
Assets                                       (in thousands)


    Cash and due from banks            $17,201        $22,827
    Federal funds sold                   9,790          9,875
    Interest-bearing deposits in banks   4,808          1,167
    Investment securities:
        U.S. Treasury Securities            -             301
        Obligations of other US
        Government Agencies             33,227         30,358
        Obligations of State and
        Local Government                27,410         25,915
        Other investments               72,322         74,118
                                     ____________________________
    Total investment securities        132,959        130,692
    Federal Home Loan Bank
        stock, at cost                   5,950          5,950
    Loans and Leases                   595,988        607,136
    Reserve for probable credit losses  (5,845)        (5,752)
                                     ____________________________
        Net loans                      590,143        601,384
    Bank premises and equipment         11,643         11,527
    Accrued interest receivable
        and other assets                31,944         34,691
                                     ____________________________
Total Assets                          $804,438       $818,113
                                     ============================

Liabilities and Shareholders' Equity

Liabilities

    Non-interest bearing deposits     $ 58,684       $ 64,366
    Interest bearing deposits          543,451        552,403
                                     ____________________________
    Total deposits                     602,135        616,769
    Reserve for taxes, accrued
        interest, and other liabilities  8,565          9,132
    Federal Home Loan Bank borrowings
        and other borrowed funds       120,504        120,104
    Dividends payable                    1,032          1,032
                                     ____________________________
Total Liabilities                      732,236        724,038

Shareholders' Equity

    Preferred stock -no par value
        Authorized and unissued;
        2,000 Shares
    Capital Stock -par value $.01
        per share:
        Authorized 25,000 shares;
        issued and outstanding 6,081
        shares at March 31,  2002,
        6,081 outstanding at
        December 31, 2001                   61             61
    Surplus                             20,199         20,199
    Retained earnings                   51,546         50,254
    Accumulated comprehensive income       396            563
                                    _____________________________
Total Shareholders' Equity              72,202         71,076

Total Liabilities and Shareholders'
    Equity                            $804,438       $818,113
                                    =============================



FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                    Three Months Ended March 31,
                                         2002           2001
                                             (unaudited)
                                    ____________________________

Interest income
    Interest and fees on loans
        and leases                    $ 12,102       $ 13,552
    Interest on investment securities:
        Taxable                          1,649          2,334
        Exempt from federal income tax     313            229
                                    ____________________________
                                         1,962          2,563
    Interest on federal funds sold          25            189
                                    ____________________________
Total interest income                   14,089         16,304

Interest expense
    Interest on deposits:
        Savings                             64            115
        Interest-bearing transaction
           accounts                        312          1,298
        Time, $100,000 or more           1,104          2,161
        Other time                       3,022          3,737
    Interest on Federal Home Loan
        Bank borrowings and other
        borrowed funds                   1,890          2,052
                                    ____________________________
Total interest expense                   6,392          9,363
Net interest income                      7,697          6,941
    Provision for probable credit
        losses                             656            535

Net interest income after provision
    for probable credit losses           7,041          6,406

Other operating income
    Trust department income                682            706
    Service charges on deposit accounts    585            567
    Insurance premium income               260            229
    Security (losses)gains                  -              53
    Other income                           925            726
                                    ____________________________
Total other operating income             2,452          2,281

Other operating expenses
    Salaries and employees benefits      3,450          3,082
    Occupancy expense of premises          311            335
    Equipment expense                      494            446
    Data processing expense                299            241
    Deposit assessments and related fees    44             41
    Other expense                        1,745          1,593
                                    ____________________________
Total other operating expenses           6,343          5,738
                                    ____________________________
Income before income taxes               3,150          2,949
    Applicable income taxes                822            932
                                    ____________________________
Net income                              $2,328         $2,017
Earnings per share                       $0.38          $0.33
Dividends per share                      $0.17          $0.16






FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


                                    Three Months Ended March 31,

                                         2002           2001
                                    ____________________________
                                            (Unaudited)
Operating activities
   Net Income                          $ 2,328        $ 2,017
   Adjustments to reconcile net
      income to netcash provided
      by operating activities:
   Provision for possible credit losses    656            535
   Provision for depreciation              436            377
   Net accretion and amortization of
      investment security discounts
      and premiums                         (82)            69
   Realized gain on sale of
      investment securities                 -             (52)
   Decrease in accrued
      interest and other assets          2,747          6,476
   Decrease in reserve
      for taxes, accrued interest
      and other liabilities               (567)          (762)
                                    _____________________________
Net cash provided by (used in)
   operating activities                  5,518         (4,292)

Investing activities
   Proceeds from maturities of
      available-for-sale securities     13,046         96,325
   Purchases of available-for-sale
      securities                       (15,395)       (66,403)
   Net increase in loans                10,585            (45)
   Purchases of premises and equipment    (552)          (440)
                                    _____________________________
Net cash provided by investing
   activities                            7,684         29,437

Financing activities
   Increase in Federal Home Loan
      Bank borrowings and other
      borrowed money                       400         10,000
   Net increase (decrease) in demand
      deposits, NOW accounts and
      savings accounts                     625        (22,486)
   Net decrease in
      certificates of deposits         (15,259)       (17,807)
   Cash dividends paid or declared      (1,040)        (1,005)
                                    _____________________________
Net cash used in financing
   activities                          (15,273)       (31,298)

Cash and cash equivalents at
   beginning of the year                33,869         26,921
Decrease in cash and cash equivalents   (2,070)        (6,153)

Cash and cash equivalents at end of
   period                              $31,799        $20,768


FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 2002

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed consolidated financial state-ments should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Earnings per share are based on the weighted average number of shares outstanding of 6,081 for the three months ended March 31, 2002 and 2001.


Note B - Accumulated Comprehensive Income
Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first three months of 2002 and 2001, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $2.16 million and $2.66 million, net of income taxes, respectively.




Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net income for the quarter ended March 31, 2002 totaled $2.33 million, which is $.31 million more than was recorded for the first quarter of 2001. This translates into $.38 per share for the first quarter of 2002 compared to $.33 per share for the first quarter of 2001. Return on Average Equity (ROAE) decreased from 13.26%, at December 31, 2001, to 13.06% as of March 31, 2002. Return on Average Equity was 12.25% as of March 31, 2001.

    The "efficiency ratio" is a key measuring tool for profitability and operating efficiency. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 61.31% for the period ended March 31, 2002. This represents a slight decline in efficiency from year-end 2001 when the ratio was 58.58%. This decrease can be attributed to an increase in salaries and benefits as noted below.

   Because the Corporation purchased an additional policy late in 2001, income received from the Bank Owned Life Insurance ("BOLI") policies increased $.18 million in the first quarter of 2002 compared to the first quarter of 2001. This increase resulted in other operating income increasing 7.46% in comparison to March 31, 2001. Other operating income for the first quarter of 2002 was $2.45 million compared to $2.28 million for the same period in 2001. Other operating expense for the first quarter of 2002 was $6.34 million compared to $5.74 million for the same period in 2001. This 10.45% increase is a direct result of salaries and employee benefits increasing from $ 3.08 million in 2001 to $3.45 million in 2002. This represents an increase of 12.01%, primarily due to salary increases.

   In the first quarter of 2002, net loans decreased $11.24 million to a total of $590.14 million. The decrease for the same quarter of 2001 was $.49 million, bringing the total to $609.06 million at March 31, 2001. During the first quarter of 2002, Commercial lending experienced a net decrease of $2.51 million. Commercial mortgages increased $2.05 million. However, commercial installment loans declined $1.19 million, and commercial lines of credit de-creased $3.36 million. Residential mortgages experienced high payback from increased refinancings due to decreasing market rates, decreasing $10.32 million. Installment loans, excluding commercial installments, decreased
$1.08 million.  Home equity loans increased $1.27 million.

   The declining loan balances combined with decreasing market rates experienced in 2001 and 2002 resulted in a decrease in interest income from $16.30 million at March 31, 2001 to $14.09 million at March 31, 2002. This total represents a decrease of $2.21 million or 13.56%.

   The Corporation's interest expense year to date was $2.97 million lower than was recorded for the same period in 2001. The decrease in expense can be attributed to declining interest rates in 2001 and the first quarter of 2002. The deposits of the Corporation have decreased $14.63 million since December
31, 2001 from $616.77 million to $602.14 million.   The Corporation elected
not to renew $4.50 million of $14.50 million of brokered deposits that matured in February 2002. The remainder of the certificate of deposit portfolio de-creased $10.26 million as Management maintained the lower rates that began in 2001. Savings balances increased $2.95 million as customers displayed a pref-erence for liquid investments over certificates of deposit. Demand deposits decreased $3.38 million.

   Net interest income for the first three months of 2002 increased 9.91% from the same period in 2001, to a total of $7.04 million. The result was a Corp-orate net interest margin of 3.97% at March 31, 2002, in comparison to the net interest margin of 3.87% for the year ending 2001. During the first quarter of 2002, Management continued managing the interest rate risk of the loan and deposit portfolios by maintaining lower deposit rates achieved in 2001 while not lowering loan rates. Return on Average Assets (ROAA) has increased 5.40% t
o 1.17% at March 31, 2002 compared to 1.11% at December 31, 2001.

   The provision for probable credit losses was $0.66 million for the first three months of 2002 compared to $.54 million for the same period in 2001.
Net charge-offs for the first three months were $0.56 million, which, on an annualized basis, equates to 0.37% of our average net loan balance of $595.51 million. For the same period of 2001, net charge-offs were $.63 million or 0.41% on an annualized basis of the March 31, 2001 average net loan balance of $611.46 million. The 30-day or more delinquency ratio was 0.98% of gross loans as of March 31, 2002. As of March 31, 2001, this ratio was 1.17% of gross loans. Nonperforming loans were 0.43% of total gross loans as of March 31, 2002,and 0.40% of total gross loans as of March 31, 2001. As of March 31, 2002, the Corporation's loan loss reserve was 0.99% of total gross loans representing 229.31% of nonperforming loans. As of March 31, 2001, the loan loss reserve was 0.82% of total gross loans and 177.19% of nonperforming loans.


Summary of Loan Loss Experience

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES



                                                March 31, 2002
Balance at the Beginning of the period              $5,752
Charge-offs:

   Domestic:
    Commercial, financial and agricultural             158
    Real estate - mortgage                              22
    Installment loans to individuals                   503
                                                    ______
                                                       683
Recoveries:

   Domestics:
    Commercial, financial and agricultural               6
    Real estate - mortgage                               3
    Installment loans to individuals                   111
                                                    ______
                                                       120
                                                    ______
Net Charge-offs                                        563
   Additions charged to operations                     656
                                                    ______
Balance at end of period                            $5,845

Ratio of net charge-offs during the
period to average loans outstanding
during the period, annualized                         .37%


Risk Elements of Loan Portfolio

   The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Corporation has no foreign loans or loans defined as troubled debt re-structurings. Further, the Corporation has no potential problem loans other than those in the table below. First United's non-accrual loans decreased $1.47 million in the first quarter of 2002 from the year end total of $3.20 million.

                                                  March 31     December 31
                                          	    2002          2001
     Non-accrual loans                         	   $1,725	$3,196
     Accruing loans past due 90 days or more          824	 1,230

Information with respect to non-accrual loans at March 31, 2002 and December 31, 2001 is as follows:

     Non-accrual Loans                         	   $1,725	$3,196
     Interest income that would have been recorded
       under original terms                            25	    48
     Interest income recorded during the period    	1	     6

   Shareholders' equity was $72.20 million at March 31, 2002, a 1.58% increase from December 31, 2001, which was $71.07 million. Risk based capital, which is an expression of the Corporation's stability and security was 16.11%, which is greater than the 15.54% reported at December 31, 2001. Both are in excess of the regulatory minimum of 8.00%.

   The Corporation paid a cash dividend of $.17 on February 1, 2002. On March 20, 2002, the Corporation declared another dividend of an equal amount, to be paid May 1, 2002, to shareholders of record at April 19, 2002.


Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities and Use of Proceeds.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None

Item   4.   Submission of Matters to a Vote of Security Holders.

                  None.

Item   5.   Other Information.

                  None.


Item   6.   Exhibits and Reports on Form 8-K.

                  The Corporation filed Form 8-K on April 23, 2002, to record statements made by management at the annual shareholders' meeting.






SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FIRST UNITED CORPORATION


Date      5/10/01          /s/   WILLIAM B. GRANT
___________________________________________________________
                           William B. Grant, Chairman of the Board
                          	and Chief Executive Officer



Date      5/10/01          /s/   Robert W. Kurtz
___________________________________________________________
                          Robert W Kurtz, President and Chief
             	             Financial Officer