Form 10-Q
period 2002-06-30
FIRST UNITED CORP/MD/
filed 2002-08-14
CIK 763907

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934



For quarter ended June 30, 2002

                         Commission file number 0-14237

                            First United Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                            52-1380770
               --------                            ----------
      (State or other jurisdiction of           (I. R. S. Employer
       incorporation or organization)           Identification no.)

              19 South Second Street, Oakland, Maryland 21550-0009 (address of principal executive offices) (zip code)

                                 (301) 334-4715
                                 --------------
               Registrant's telephone number, including area code

                                 Not applicable
                                 --------------
         Former name, address and former fiscal year, if changed since last report.

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

Common stock, $.01 Par value--6,080,589 shares outstanding as of June 30, 2002 Preferred stock, No par value--No shares outstanding as of June 30, 2002.

INDEX
FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001.

          Consolidated Statements of Income (unaudited) - For the three and six months ended June 30, 2002 and 2001.

          Consolidated Statements of Cash Flows (unaudited) - For the six months ended June 30, 2002 and 2001.

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

SIGNATURES

FIRST UNITED CORPORATION
Consolidated Balance Sheets

                                                June 30,      December 31
Assets                                            2002            2001
                                               (unaudited)
                                               --------------------------
                                                      (in thousands)

    Cash and due from banks                       $20,580      $22,827
    Federal funds sold                                -          9,875
    Interest-bearing deposits in banks                468        1,167
    Investment securities:
        U.S. Treasury Securities and                  -            301
        Obligations of other U.S.
           Government agencies                     28,580       30,358
        Obligations of State and
           Local government                        30,933       25,915
        Other investments                          80,164       74,118
                                               ------------------------
         Total investment securities              139,677      130,692

    Federal Home Loan Bank stock, at cost           5,950        5,950

    Loans and Leases                              616,915      607,136
    Reserve for probable credit losses             (6,124)      (5,752)
                                               ------------------------
               Net loans                          610,791      601,384

    Bank premises and equipment                    11,740       11,527

    Accrued interest receivable and other assets   33,484       34,691
                                               ------------------------
          Total Assets                           $822,690     $818,113
                                               ========================
                                       3

FIRST UNITED CORPORATION
Consolidated Balance Sheets


                                                   June 30,   December 31,
                                                     2002        2001
                                                  (unaudited)
Liabilities and Shareholders' Equity              ------------------------
                                                       (in thousands)
Liabilities
    Non-interest bearing deposits                  $ 65,610     $64,366
    Interest bearing deposits                       545,062     552,403
                                                  ---------------------
          Total deposits                            610,672     616,769
    Reserve for taxes, accrued interest, and
        other liabilities                             9,838       9,132
    Federal Home Loan Bank borrowings
        and other borrowed funds                    126,145     120,104
    Dividends payable                                 1,032       1,032
                                                  ---------------------
          Total Liabilities                         747,687     747,037


Shareholders' Equity
    Preferred stock -no par value
    Authorized and unissued; 2,000 Shares
    Common Stock -par value $.01 per share:
    Authorized 25,000 shares; issued and
    outstanding 6,081 shares at June 30,
    2002, and December 31, 2001                          61          61

    Surplus                                          20,199      20,199

    Retained earnings                                52,882      50,254

    Accumulated comprehensive income                  1,861         562
                                                  ---------------------
          Total Shareholders' Equity                 75,003      71,076
                                                  ---------------------
          Total Liabilities and
          Shareholders' Equity                     $822,690    $818,113
                                                  =====================

FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                   Six Months
                                                      Ended June 30,
                                                     2002        2001
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 24,065    $ 26,829
Interest on investment securities:
        Taxable                                       3,204       4,528
        Exempt from federal income tax                  673         504
                                                   --------------------
                                                      3,877       5,032
Interest on federal funds sold                           43         294
                                                   --------------------
Total interest income                                27,985      32,155

Interest expense Interest on deposits:
        Savings                                         130         225
        Interest-bearing transaction accounts           779       2,163
        Time, $100,000 or more                        2,156       4,016
        Other time                                    5,760       7,501
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
             funds                                    3,814       4,113
                                                   --------------------
Total interest expense                               12,639      18,018
                                                   --------------------
Net interest income                                  15,346      14,137
Provision for probable credit losses                  1,216       1,082
                                                   --------------------
Net interest income after provision
     for probable credit losses                      14,130      13,055

Other operating income
        Trust department income                       1,364       1,368
        Service charges on deposit accounts           1,235       1,178
        Insurance premium income                        550         508
        Securities gains (losses)                        (6)         76
        Other income                                  1,780       1,543
                                                   --------------------
        Total other operating income                  4,923       4,673

Other operating expenses
        Salaries and employees benefits               6,707       6,154
        Occupancy expense of premises                   624         645
        Equipment expense                             1,054         897
        Data processing expense                         566         480
        Deposit assessments and related fees             86          88
        Other expense                                 3,562       3,235
                                                   --------------------
           Total other operating expenses            12,599      11,499
                                                   --------------------
        Income before income taxes                    6,454       6,229
        Applicable income taxes                       1,757       1,928
                                                   --------------------
                 Net income                          $4,697      $4,301
                                                   ====================
                 Earnings per share                   $0.77       $0.71
                                                   ====================

                 Dividends per share                  $0.34       $0.33
                                                   ====================

FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Three Months
                                                        Ended June,
                                                     2002        2001
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 11,962    $ 13,277
Interest on investment securities:
        Taxable                                       1,555       2,194
        Exempt from federal income tax                  361         275
                                                   --------------------
                                                      1,916       2,469
Interest on federal funds sold                           18         105
                                                   --------------------
Total interest income                                13,896      15,851

Interest expense Interest on deposits:
        Savings                                          66         110
        Interest-bearing transaction accounts           465         865
        Time, $100,000 or more                        1,052       1,855
        Other time                                    2,739       3,764
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
                 funds                                1,924       2,061
                                                   --------------------
Total interest expense                                6,246       8,655
                                                   --------------------
Net interest income                                   7,650       7,196
Provision for probable credit losses                    560         547
                                                   --------------------
Net interest income after provision
     for probable credit losses                       7,090       6,649

Other operating income
        Trust department income                         682         662
        Service charges on deposit accounts             650         611
        Insurance premium income                        290         279
        Securities (losses)                              (6)         23
        Other income                                    856         817
                                                   --------------------
        Total other operating income                  2,472       2,392

Other operating expenses
        Salaries and employees benefits               3,257       3,072
        Occupancy expense of premises                   313         310
        Equipment expense                               560         451
        Data processing expense                         267         239
        Deposit assessments and related fees             43          47
        Other expense                                 1,817       1,642
                                                   --------------------
           Total other operating expenses             6,257       5,761
                                                   --------------------
        Income before income taxes                    3,305       3,280
        Applicable income taxes                         935         996
                                                   --------------------
                 Net income                          $2,370      $2,284
                                                   ====================
                 Earnings per share                   $0.39       $0.38
                                                   ====================

                 Dividends per share                  $0.17      $0.165
                                                   ====================

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                         Six Months
                                                       Ended June 30,
                                                       2002     2001
                                                   --------------------
                                                        (unaudited)
Operating activities
Net Income                                          $ 4,697    $ 4,301
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for probable credit losses                1,216      1,082
  Provision for depreciation                            882        753
  Net accretion and amortization of investment
       security discounts and premiums                 (168)        63
  Realized (gain) loss on sale of investment
       securities                                         6        (76)
  Increase in accrued interest and other assets       1,208    (11,217)
  Increase in reserve for taxes, accrued interest
       and other liabilities                            706      4,825
                                                   -------------------
Net cash (used in) provided by operating activities   8,547       (269)

Investing activities
Net decrease (increase) in interest-bearing deposits
      In Banks                                         (698)     1,645
Proceeds from maturities of available-for-
     sale securities                                 32,426     95,689
Purchases of available-for-sale securities          (38,553)   (72,669)
Net increase in loans                               (10,623)    (5,018)
Purchases of premises and equipment                  (1,095)    (1,173)
                                                   -------------------
Net cash (used in)provided by investing activities  (18,543)    18,474

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed funds                         6,040     15,238
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts               25,818    (20,485)
Net decrease in certificates of deposits            (31,915)   (17,485)
Cash dividends paid or declared                      (2,069)    (2,010)
                                                   -------------------
Net cash used in financing activities                (2,126)   (24,742)

Cash and cash equivalents at beginning of the year   32,702     26,921
Decrease in cash and cash equivalents               (12,122)    (6,537)
                                                   -------------------
Cash and cash equivalents at end of period          $20,580    $20,384
                                                   ====================

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 2002

Note A -- Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three and six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

      Earnings per share are based on the weighted average number of shares outstanding of 6,080 for the three and six months ended June 30, 2002 and 2001.


Note B - Accumulated Comprehensive Income

      Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first six months of 2002 and 2001, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $4,697 thousand and $4,301 thousand, net of income taxes, respectively.

Note C - Accounting Pronouncement

     In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), was issued. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized, but instead will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their estimated useful lives. The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. Through a transitional evaluation completed prior to June 30, 2002, the Corporation has determined that none of the goodwill carried on its books as of January 1, 2002 was subject to impairment.

Part   I.   Financial Information
Item II.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations

      The Corporation has made certain "forward looking" statements with respect to this discussion. Such statements should not be construed as guarantees of future performance. Actual results may differ from "forward-looking" information as a result of any number of unforeseeable factors, which include, but are not limited to, the effect of prevailing economic conditions, the overall direction of government policies, unforeseeable changes in the general interest environment, competitive factors in the marketplace, and business risk associated with credit extensions and trust activities, and a variety of other issues, which by their nature, are subject to significant uncertainties. These and other factors could lead to actual results that differ materially from management's statements regarding future performance.

FINANCIAL CONDITION

      The Corporation's total assets were $822.69 million at June 30, 2002, compared to $818.11 million at December 31, 2001, increasing $4.58 million or ..56%. Earning assets increased $7.82 million or 1.04% to $756.89 million at June 30, 2002, from $749.07 million at December 31, 2001.

      Growth in net loans for the first six months of 2002 was $9.41 million or 1.56% to a total of $610.79 million. Commercial loans, including mortgages, installments, and lines of credit increased $8.89 million during the first six months of 2002. Consumer installment loans and home equity loans which include both open-end credit and closed-end credit increased $4.62 million and $4.23 million respectively, during the first six months of 2002. These increases were off-set by a decrease in consumer mortgage loans of $8.33 million for the same time period. Net loan growth during the second quarter of 2002 was $20.65 million. This growth was attributable primarily to growth in commercial loans and indirect automobile lending which more than off-set decreases in the residential mortgage lending portfolio.

      The investment portfolio which consists of available for sale securities increased $8.98 million during the first six months of 2002. This increase was due to purchases of both state and municipal securities and mortgage backed securities. On July 19, 2002, First United executed a leverage growth transaction. The Corporation borrowed $40.00 million in structured borrowings from the Federal Home Loan Bank of Atlanta and reinvested these funds in mortgage backed securities. The Corporation will earn a favorable spread between the rate earned on the securities and the cost of the borrowings. First United's management is committed to leverage growth strategies that will limit security purchases to those that are virtually free of credit risk and will help to meet the objectives of the company's investment and asset/liability management policies.

      Deposits totaled $610.67 million at June 30, 2002. This is a decrease of $6.10 million from the December 31, 2001 total of $616.77 million. Demand deposits and regular savings accounts grew $22.84 and $3.60 million, respectively, during the first six months 2002. This growth was off-set by decreases in certificates of deposit during the same time period of 2002 of $32.54 million as consumers chose to invest in more liquid bank products or investments outside of the Bank. Also included within the decrease in the category of certificates of deposit, the Corporation chose not to renew $4.50 million of brokered certificate of deposit money that matured in the first quarter of 2002. Deposit growth during the second quarter of 2002 was $8.54 million.

MARKET RISK MANAGEMENT

      The Corporation intends to effectively manage the adverse effects of changing interest rates on earnings, long-term shareholder value, and liquidity through the use of a simulation model. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contractual obligations. As of June 30, 2002, the simulation analysis shows that net interest income would decline by 6.50% or $2.80 million over a twelve-month period given an interest rate decrease of 100 basis points. First United's policy states that a net interest income change of 5.00% or less requires no action. For a net interest income change of greater than 5.00% but less than 10.00%, the Asset/Liability Committee must be informed at the next regularly scheduled quarterly meeting. An increase in interest rates impacts the Corporation's net interest income favorably. In terms of the economic value of equity given the same shift in interest rates, the fair value of the Corporation's capital would decrease 11.50% or $13.64 million as compared to a policy limit of 10.00%. A change in the fair value of equity of greater than 10.00%, but less than 20.00% requires that the Asset/Liablity Committee be informed at the next regularly scheduled quarterly meeting. Accordingly, an increase in interest rates would increase the fair value of the Corporation's capital.


CAPITAL MANAGEMENT
      The Corporation recorded a total risk-based capital ratio of 15.98% at June 30, 2002 as compared to 15.54% at December 31, 2001. The Tier 1 risk-based capital ratio was 12.62% at June 30, 2002 as compared to 11.22% at December 31, 2001. Capital adequacy was well-above regulatory requirements. The regulatory requirements for total risk-based capital and Tier 1 capital are 8.00% and 4.00%, respectively, to maintain capital adequacy. Shareholder's equity at June 30, 2002 was $75.00 million as compared to $71.08 million at December 31, 2001.

      The Corporation paid a cash dividend of $.17 on May 1, 2002. On June 20, 2002, the Corporation declared another dividend of an equal amount, to be paid August 1, 2002, to shareholders of record at July 19, 2002.


RESULTS OF OPERATIONS
      Consolidated net income for the six months ended June 30, 2002 totaled $4.70 million, which is $.40 million more than the $4.30 million that was recorded for the six months ended June 30, 2001. This translates into $.77 per share for the current six month period. For the same period of 2001, each share earned $.71. These operating results were driven primarily by an increase in the net interest margin from 3.74% in 2001 to 4.20% in 2002. Net income for the three months ended June 30, 2002 was $2.37 million, or $.39 per share compared to $2.28 million or $.38 per share for the same period of 2001.

      First United Corporation's performance ratios remain stable. Annualized Returns on Average Equity ("ROAE") were 12.98% and 12.87% for the six-month periods ending June 30, 2002 and June 30, 2001, respectively. The ROAE for the year ended December 31, 2001 was 13.26%. Annualized Returns on Average Assets ("ROAA") were 1.17% and 1.04% for the first six months of 2002 and 2001, respectively. This ratio was 1.11% for the year ended December 31, 2001. The efficiency ratio is a key measuring tool for profitability and operating efficiency. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 60.92% for the period ended June 30, 2002. This represents a decline in efficiency from year-end 2001 when the ratio was 58.58%. This decline can be attributed to an increase in other operating expenses as noted below.

      Despite decreasing rates in the market, First United's net interest income year to date was $15.35 million, an increase of $1.21 million over the $14.14 million reported in 2001 for the same time period. Average earning assets totaled $754.09 million and $777.98 million at June 30, 2002 and June 30,2001, respectively. The yield on earning assets for those same time periods was 7.58%, and 8.38%, respectively. The average cost of funds for the period ending June 30, 2002 was 3.38% as compared to 4.64% at June 30, 2001. Net interest income for the three months ended June 30, 2002 was $7.65 million as compared to $7.20 million for the same time period in 2001.

      Year to date 2002 the provision for probable credit losses was $1.22 million as compared to $1.08 million for the same period in 2001. The provision for probable credit losses for the second quarter of 2002 was $.56 million as compared to $.55 million for the same time period of 2001. Year to date 2002 net charge-offs were $.84 million as compared to $.97 million for the same time period in 2001. In comparing the three months ended June 30, 2002 with June 30, 2001, net charge offs were $.27 million and $.37 million, respectively. The over 30-day delinquency ratio was .87% at June 30, 2002 as compared to 1.38% for the period ending June 30, 2001. This same ratio was 1.30% at December 31, 2001. Non-performing loans were .39% of gross loans as of June 30, 2002, and our loan loss reserve was 1.00% of gross loans representing 255.17% of non-performing loans. Non-performing loans were .73% of gross loans as of December 31, 2001, and our loan loss reserve was .94% of gross loans representing 129.96% of non-performing loans. At June 30, 2001, non-performing loans were .41% of gross loans. The loan loss reserve was .84% of gross loans equating to 206.75% of non-performing loans at June 30, 2001. While the bank's asset quality ratios have improved over prior periods, the provision for probable loan losses was increased modestly to reflect continuing concern with uncertainties in the local and national economies.

      Year to date 2002 other operating income was $4.92 million, compared to $4.67 million for the same time period in 2001. Other operating income for the quarter ending June 30, 2002 was $2.47 million as compared to $2.39 million for the second quarter of 2001. A portion of this increase is due to an $8.00 million Bank Owned Life Insurance ("BOLI") policy that was purchased in late 2001 in addition to the $10 million policy purchased in early 2001. Year to date 2002 other operating expense totaled $12.60 million. Other operating expense for the first six months of 2001 was $11.50 million. Comparing the second quarter of 2002 with the same period of 2001, other operating expense was $6.26 million and $5.76 million, respectively. This increase is attributable to increases in salaries and benefits and equipment expenses.

      As a result of tax planning initiatives implemented in 2001, income tax expense has decreased $.17 million for the first six months of 2002 as compared to the same time period in 2001. In comparing the second quarter of 2002 with the second quarter of 2001, income tax expense decreased $.06 million.

Summary of Loan Loss Experience
               ANALYSIS OF THE RESERVE FOR PROBABLE CREDIT LOSSES

                                                         Six Months Ended
                                                          June 30, 2002
                                                         ----------------
Balance, January 1                                             $5,752
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                        197
    Real estate - mortgage                                         56
    Installment loans to individuals                              859
                                                         ---------------
                                                                1,112
                                                         ---------------

Recoveries:
   Domestics:
    Commercial, financial and agricultural                         33
    Real estate - mortgage                                          5
    Installment loans to individuals                              230
                                                         ---------------
                                                                  268
                                                         ---------------
Net Charge-offs                                                   844
                                                         ---------------
Provision for Probable Credit Losses                            1,216
                                                         ---------------
Balance at end of period                                       $6,124
                                                         ===============
Ratio of net charge-offs during the period to average
  loans outstanding during the period, annualized                 .28%
                                                         ===============

Risk Elements of Loan Portfolio

      The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans. The Bank has a single commercial loan defined as a troubled debt restructuring with an outstanding balance of $.57 million. The status of the restructured debt at June 30, 2002 is current. Management believes that because the restructured debt is fully collateralized, there will be no loss on the loan. Further, the Bank has no knowledge of any potential problem loans other than those in the table below. As of June 30, 2002, First United's non-accrual loans decreased $1.52 million from the year end total of $3.20 million. This decrease is due to the resolution of a single commercial loan that resulted in no loss to the Bank, and the restructured debt as listed above.


                                                         June 30   December 31
                                                           2002         2001
                                                         ---------------------
     Non-accrual loans                                    $1,679        $3,196
     Accruing loans past due 90 days or more                 721         1,230



Information with respect to non-accrual loans at June 30, 2002 and December 31, 2001, are as follows:

     Non-accrual Loans                                    $1,679        $3,196
     Interest income that would have been
         recorded under original terms                        25            48
     Interest income recorded during the period                1             6

Part  II.   OTHER INFORMATION

Item   1.   Legal Proceedings.

                  None.

Item   2.   Changes in Securities and Use of Proceeds.

                  None.

Item   3.   Defaults upon Senior Securities.

                  None.

Item   4.   Submission of Matters to a Vote of Security Holders.

                    First United  Corporation's  annual meeting of  Shareholders was held on April 23, 2002. At this meeting, the shareholders elected five individuals to serve as directors until the 2005 annual meeting of shareholders, and until their successors are duly elected and qualify. First United Corporation submitted the matter to a vote through the solicitation of proxies. The results of the election are as follows:

            CLASS I (Term expires 2005)    FOR         AGAINST         ABSTAIN
                                           ---         -------         -------

            David J. Beachy             4,772,056       51,575            0
            Donald M. Browning          4,772,056       51,575            0
            Rex W. Burton               4,772,056       51,575            0
            Paul Cox, Jr.               4,772,056       51,575            0
            William B. Grant            4,772,056       51,575            0

Item   5.   Other Information.

                  None.

Item   6.   Exhibits and Reports on Form 8-K.

                  None.


                                   SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FIRST UNITED CORPORATION


Date      8/13/02         /s/   WILLIAM B. GRANT
         ----------       ----------------------------------------
                          William B. Grant, Chairman of the Board
                          and Chief Executive Officer



Date      8/13/02         /s/   Robert W. Kurtz
         ----------       ----------------------------------------
                          Robert W. Kurtz, President and Chief
                                Financial Officer