Form 10-Q
period 2002-09-30
FIRST UNITED CORP/MD/
filed 2002-11-14
CIK 763907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
-        THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

                          Commission file number 0-14237
                                                 -------

                            First United Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                         52-1380770
       --------                                          ---------
(State or other jurisdiction of                      (I. R. S. Employer
incorporation or organization)                       Identification no.)

              19 South Second Street, Oakland, Maryland 21550-0009
              ----------------------------------------------------
               (address of principal executive offices) (zip code)

                                 (301) 334-4715
                                 --------------
               Registrant's telephone number, including area code

                                       N/A
                                       ---
          Former name, address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       -

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes X No __
                                                -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 Par value--6,080,589 shares outstanding as of September 30, 2002 Preferred stock, No par value--No shares outstanding as of September 30, 2002.

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001.

     Consolidated Statements of Income (unaudited) - For the three and nine months ended September 30, 2002 and 2001.

     Consolidated Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2002 and 2001.

     Notes to Unaudited Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
Item 2.  Changes in Securities.
Item 3.  Defaults upon Senior Securities.
Item 4.  Submission of Matters to a Vote of Security Holders.
Item 5.  Other Information.
Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

CERTIFICATIONS

FIRST UNITED CORPORATION
Consolidated Balance Sheets

                                                   September 30,   December 31,
Assets                                                 2002           2001
                                                    (unaudited)
                                                   ---------------------------
                                                         (in thousands)


    Cash and due from banks                         $ 14,268        $ 22,827
    Federal funds sold                                 1,950           9,875
    Interest-bearing deposits in banks                   330           1,167
    Investment securities:
        U.S. Treasury Securities and                      -              301
        Obligations of other U.S.
           Government Agencies                        20,947          30,358
        Obligations of State and
           Local Government                           31,598          25,915
        Other investments                            170,067          74,118
                                                   ---------------------------
         Total investment securities                 222,612         130,692

    Federal Home Loan Bank stock, at cost              8,686           5,950

    Loans and Leases                                 629,915         607,136
    Reserve for possible credit losses                (5,984)         (5,752)
                                                   ---------------------------
               Net loans                             623,931         601,384

    Bank premises and equipment                       12,268          11,527

    Accrued interest receivable and other assets      32,836          34,691
                                                   ---------------------------
          Total Assets                              $916,881        $818,113
                                                ==============================

FIRST UNITED CORPORATION
Consolidated Balance Sheets


                                                   September 30,   December 31,
                                                      2002             2001
                                                    (unaudited)
Liabilities and Shareholders' Equity              -----------------------------
                                                          (in thousands)
Liabilities

    Non-interest bearing deposits                   $ 64,747        $ 64,366
    Interest bearing deposits                        565,023         552,403
                                                  -----------------------------
          Total deposits                             629,770         616,769
    Reserve for taxes, accrued interest, and
        other liabilities                              8,510           9,132
    Federal Home Loan Bank borrowings
        and other borrowed funds                     199,820         120,104
    Dividends payable                                  1,032           1,032
                                                  -----------------------------
          Total  Liabilities                         839,132         747,037


Shareholders' Equity
     Preferred stock -no par value
     Authorized and unissued; 2,000 Shares
     Capital Stock -par value $.01 per share:
     Authorized  25,000  shares;  issued and
     outstanding 6,081 shares at September 30,
     2002, and December 31, 2001                          61              61

    Surplus                                           20,199          20,199

    Retained earnings                                 54,392          50,253

    Accumulated comprehensive income                   3,097             563
                                                  -----------------------------
          Total Shareholders' Equity                  77,749          71,076
                                                  -----------------------------
          Total Liabilities and
          Shareholders' Equity                      $916,881        $818,113
                                                  =============================

FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Nine Months
                                                    Ended September 30,
                                                     2002        2001
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 36,177    $ 40,163
Interest on investment securities:
        Taxable                                       5,142       6,435
        Exempt from federal income tax                1,037         803
                                                     ------------------
                                                      6,179       7,238
Interest on federal funds sold                           54         359
                                                     ------------------
Total interest income                                42,410      47,760

Interest expense
  Interest on deposits:
        Savings                                         200         336
        Interest-bearing transaction accounts         1,352       2,844
        Time, $100,000 or more                        3,077       5,640
        Other time                                    8,406      11,130
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
             funds                                    6,018       6,189
                                                     ------------------
Total interest expense                               19,053      26,139
                                                     ------------------
Net interest income                                  23,357      21,621
Provision for possible credit losses                  1,261       1,856
                                                     ------------------
Net interest income after provision
     for possible credit losses                      22,096      19,765

Other operating income
        Trust Services Income                         1,814       2,008
        Brokerage Commission Income                     468         336
        Service charges on deposit accounts           1,990       1,806
        Insurance premium income                        892         774
        Securities gains (losses)                        (6)        427
        Other income                                  2,258       2,003
                                                   --------------------
        Total other operating income                  7,416       7,354

Other operating expenses
        Salaries and employees benefits              10,364       9,331
        Occupancy expense of premises                   947         952
        Equipment expense                             1,566       1,375
        Data processing expense                         872         738
        Deposit assessments and related fees            128         133
        Other expense                                 5,617       4,815
                                                   --------------------
           Total other operating expenses            19,494      17,344
                                                   --------------------
        Income before income taxes                   10,018       9,775
        Applicable income taxes                       2,778       2,870
                                                   --------------------
                 Net income                          $7,240      $6,905
                                                   ====================
                 Earnings per share                   $1.19       $1.14
                                                   ====================

                 Dividends per share                  $0.51      $ 0.50
                                                   ====================

FIRST UNITED CORPORATION
Consolidated Statements Of Income
(in thousands, except per share data)                  Three Months
                                                     Ended September,
                                                     2002        2001
                                                    -------------------
                                                        (unaudited)
Interest income
Interest and fees on loans and leases              $ 12,114    $ 13,335
Interest on investment securities:
        Taxable                                       1,938       1,907
        Exempt from federal income tax                  363         299
                                                   --------------------
                                                      2,301       2,206
Interest on federal funds sold                           10          64
                                                   --------------------
Total interest income                                14,425      15,605

Interest expense
  Interest on deposits:
        Savings                                          70         110
        Interest-bearing transaction accounts           584         681
        Time, $100,000 or more                          920       1,624
        Other time                                    2,637       3,629
        Interest on Federal Home Loan Bank
             borrowings and other borrowed
                 funds                                2,204       2,076
                                                   --------------------
Total interest expense                                6,415       8,120
                                                    -------------------
Net interest income                                   8,010       7,485
Provision for probable credit losses                     45         774
                                                   --------------------
Net interest income after provision
     for probable credit losses                       7,965       6,711

Other operating income
        Trust Services income                           450         640
        Brokerage Commission income                     201         131
        Service charges on deposit accounts             755         628
        Insurance premium income                        342         266
        Securities (losses)                              -          350
        Other income                                    746         665
                                                   --------------------
        Total other operating income                  2,494       2,680

Other operating expenses
        Salaries and employees benefits                3,549      3,176
        Occupancy expense of premises                    323        308
        Equipment expense                                513        478
        Data processing expense                          306        258
        Deposit assessments and related fees              42         45
        Other expense                                  2,162      1,580
                                                   --------------------
           Total other operating expenses              6,895      5,845
                                                   --------------------
        Income before income taxes                     3,564      3,546
        Applicable income taxes                        1,021        942
                                                   --------------------
                 Net income                           $2,543     $2,604
                                                   ====================
                 Earnings per share                    $0.42      $0.43
                                                   ====================

                 Dividends per share                   $0.17     $0.165
                                                   ====================

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                        Nine Months
                                                   Ended September 30,
                                                      2002     2001
                                                   --------------------
                                                       (unaudited)
Operating activities
Net Income                                          $ 7,240    $ 6,905
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for possible credit losses                1,261      1,856
  Provision for depreciation                          1,300      1,175
  Net accretion and amortization of investment
       security discounts and premiums                 (380)        23
  Realized (gain) loss on sale of investment
       securities                                         6       (427)
  Increase in accrued interest and other assets       1,856    (20,147)
  Increase in reserve for taxes accrued interest
       and other liabilities                           (622)     5,302
                                                   --------------------
Net cash (used) provided by operating activities    $10,661     (5,313)

Investing activities
Net decrease (increase) in interest bearing deposits   (837)
Proceeds from maturities of available-for-
     sale securities                                 50,667    211,928
Purchases of available-for-sale securities         (140,738)  (174,541)
Net increase in loans                               (23,808)   (11,849)
Purchases of premises and equipment                  (2,041)    (1,567)
                                                   --------------------
Net cash provided (used) in investing activities   (116,757)    23,971

Financing activities
Increase in Federal Home Loan Bank borrowings
     and other borrowed money                        79,716     12,109
Net (decrease) increase in demand deposits,
     NOW accounts and savings accounts               52,898    (15,290)
Net (decrease) increase in certificates of deposits (39,897)   (23,407)
Cash dividends paid or declared                      (3,105)    (3,015)
Acquisition and retirement of Common Stock              -          -
                                                   --------------------
Net cash (used) provided by financing activities     89,612    (29,603)

Cash and cash equivalents at beginning of the year   32,702     26,921
Increase in cash and cash equivalents               (16,484)   (10,945)
                                                   --------------------
Cash and cash equivalents at end of period          $16,218    $15,976
                                                   ====================

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

September 30, 2002

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three and nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

     Earnings per share are based on the weighted average number of shares outstanding of 6,080,589 for the three and nine months ended September 30, 2002 and 2001.

Note B - Accumulated Comprehensive Income

     Accumulated comprehensive income represents the unrealized gains and losses on the company's available-for-sale securities, net of income taxes. During the first nine months of 2002 and 2001, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $7.24 million and $6.91 million, net of income taxes, respectively.

Note C - Accounting Pronouncement

     In September 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), was issued. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized, but will be subject to an annual impairment test. Other intangible assets will continue to be amortized over their estimated useful lives. The effective date for Statement No. 142 is for fiscal years beginning after December 15, 2001. Through a transitional evaluation completed prior to September 30, 2002, the Corporation has determined that none of the goodwill carried on its books as of January 1, 2002 was subject to impairment.

Part   I.   Financial Information

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

     This Quarterly Report of First United Corporation (the "Corporation") filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Corporation's competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Corporation's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Corporation's business or operations. For a more complete discussion of these risk factors, see "Risk Factors" in Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise

FINANCIAL CONDITION

     The Corporation's total assets were $916.88 million at September 30, 2002, compared to $818.11 million at December 31, 2001, increasing $98.77 million or 12.07%. Earning assets increased $108.44 million or 14.48% to $857.51 million at September 30, 2002, from $749.07 million at December 31, 2001.

     Growth in net loans for the first nine months of 2002 was $22.55 million or 3.75% to a total of $623.93 million. Commercial loans, including mortgages, installments, and lines of credit increased $19.77 million during the first nine months of 2002. Consumer installment loans and home equity loans, which include both open-end credit and closed-end credit, increased $5.88 million and $5.65 million, respectively, during the first nine months of 2002. These increases were off-set by a decrease in consumer mortgage loans of $8.75 million for the same time period. Net loan growth during the third quarter of 2002 was $11.94 million. This growth was attributable primarily to growth in commercial loans which more than off-set decreases in the residential mortgage lending portfolio and the indirect auto lending portfolio.

     The investment portfolio that consists of available for sale securities increased $91.92 million during the first nine months of 2002. This increase was due to purchases of both state and municipal securities and mortgage backed securities. The Corporation adopted a leverage growth strategy program and policy that was implemented during the third quarter of 2002. In July of 2002, the Corporation borrowed $40.00 million in structured borrowings from the Federal Home Loan Bank of Atlanta and reinvested these funds in mortgage backed securities. In August of 2002, a second leverage strategy was executed in the amount of $40.00 million. It is anticipated that the Corporation will earn a favorable spread between the rate earned on the securities and the cost of the borrowings. Because interest rate risk is inherent in leveraging, the Corporation mitigated its risk through the matching of the maturities of the investments with the borrowings. Management is committed to leverage growth strategies that will limit security purchases to those that it believes will minimize credit risk and will help to meet the objectives of the Corporation's investment and asset/liability management policies.

     Deposits totaled $629.77 million at September 30, 2002. This is an increase of $13.00 million from the December 31, 2001 total of $616.77 million. Demand deposits and regular savings accounts grew $48.07 and $4.72 million, respectively, during the first nine months 2002. This growth was off-set by decreases in certificates of deposit during the same time period of 2002 of $40.11 million as consumers chose to invest in more liquid bank products or investments outside of the Bank. Also included within the decrease in the category of certificates of deposit, the Corporation chose not to renew $4.50 million of brokered certificate of deposit money that matured in the first quarter of 2002. Deposit growth during the third quarter of 2002 was $18.35 million. This growth is attributed to the introduction of the My Easy Access CD, a demand deposit product.

MARKET RISK MANAGEMENT

     The Corporation's principal market risk exposure is to interest rates. The Corporation intends to effectively manage the adverse effects of changing interest rates on earnings, long-term shareholder value, and liquidity through the use of a simulation model. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contractual obligations. As of September 30, 2002, the simulation analysis shows that net interest income would decline by 7.40% or $2.49 million over a twelve-month period given an interest rate decrease of 100 basis points. The Corporation's policy states that a net interest income change of 5.00% or less requires no action. For a net interest income change of greater than 5.00% but less than 10.00%, the Asset/Liability Committee must be informed at the next regularly scheduled quarterly meeting. An increase in interest rates impacts the Corporation's net interest income favorably. In terms of the economic value of equity given the same shift in interest rates, the fair value of the Corporation's capital would decrease 13.10% or $18.71 million as compared to a policy limit of 10.00%. A change in the fair value of equity of greater than 10.00% but less than 20.00% requires that the Asset/Liability Committee be informed at the next regularly scheduled quarterly meeting. An increase in interest rates would increase the fair value of the Corporation's capital.

LIQUIDITY AND CAPITAL MANAGEMENT

     The Corporation derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short term funds markets through arrangements with the Corporation's correspondent banks. The Corporation's bank subsidiary, First United Bank (the "Bank"), is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties of which management is aware that will materially affect the Corporation's ability to maintain liquidity at satisfactory levels.

     The Corporation recorded a total risk-based capital ratio of 15.85% at September 30, 2002 as compared to 15.54% at December 31, 2001. The Tier 1 risk-based capital ratio was 12.46% at September 30, 2002 as compared to 11.22% at December 31, 2001. Capital adequacy was well-above regulatory requirements. The regulatory requirements for total risk-based capital and Tier 1 capital are

8.00% and 4.00%, respectively, to maintain capital adequacy. Shareholder's equity at September 30, 2002 was $77.75 million as compared to $71.08 million at December 31, 2001.

     The Corporation paid a cash dividend of $.17 on August 1, 2002. On September 18, 2002, the Corporation declared another dividend of an equal amount, to be paid November 1, 2002, to shareholders of record at October 18, 2002.

RESULTS OF OPERATIONS

     Consolidated net income for the nine months ended September 30, 2002 totaled $7.24 million, which is $.34 million more than the $6.90 million that was recorded for the nine months ended September 30, 2001. This translates into $1.19 per share for the current nine month period. For the same period of 2001, each share earned $1.14. These operating results were driven primarily by an increase in the net interest margin from 3.81% in 2001 to 4.10% in 2002. Net income for the three months ended September 30, 2002 was $2.54 million, or $.42 per share compared to $2.60 million or $.43 per share for the same period of 2001.

     The Corporation's performance ratios remain stable. Annualized Returns on Average Equity ("ROAE") were 13.04% and 13.51% for the nine-month periods ending September 30, 2002 and September 30, 2001, respectively. The ROAE for the year ended December 31, 2001 was 13.26%. Annualized Returns on Average Assets ("ROAA") were 1.16% and 1.11% for the first nine months of 2002 and 2001, respectively. This ratio was 1.11% for the year ended December 31, 2001. The efficiency ratio is a key measuring tool for profitability and operating efficiency. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio was 62.08% for the period ended September 30, 2002. This represents a decline in efficiency from year-end 2001 when the ratio was 58.58%. This decline can be attributed to an increase in other operating expenses as noted below.

     Despite decreasing rates in the market, the Corporation's net interest income year to date was $23.36 million, an increase of $1.74 million over the $21.62 million reported in 2001 for the same time period. Average earning assets totaled $777.49 million and $781.66 million at September 30, 2002 and September 30,2001, respectively. The yield on earning assets for those same time periods was 7.38%, and 8.30%, respectively. The average cost of funds for the period ending September 30, 2002 was 3.28% as compared to 4.49% at September 30, 2001.

     Net interest income for the three months ended September 30, 2002 was $8.01 million as compared to $7.49 million for the same time period in 2001.

     For the nine months ended September 30, 2002, the provision for probable credit losses was $1.26 million as compared to $1.86 million for the same period in 2001. The provision for probable credit losses for the third quarter of 2002 was $.05 million as compared to $.77 million for the same time period of 2001. Net charge-offs for the nine-month period ended September 30, 2002 were $1.03 million as compared to $1.76 million for the same time period in 2001. In comparing the three months ended September 30, 2002 with September 30, 2001, net charge offs were $.19 million and $.69 million, respectively. The over 30-day delinquency ratio was 1.00% at September 30, 2002 as compared to 1.22% for the period ending September 30, 2001. This same ratio was 1.30% at December 31, 2001. Non-performing loans were .39% of gross loans as of September 30, 2002, and the Corporation's loan loss reserve was .96% of gross loans representing 243.53% of non-performing loans. Non-performing loans were .73% of gross loans as of December 31, 2001, and the Corporation's loan loss reserve was .94% of gross loans representing 129.96% of non-performing loans. At September 30, 2001, non-performing loans were .49% of gross loans. The loan loss reserve was .84% of gross loans equating to 171.68% of non-performing loans at September 30, 2001.

     For the nine months ended September 30, 2002, other operating income was $7.42 million, compared to $7.35 million for the same time period in 2001. Other operating income for the quarter ending September 30, 2002 was $2.49 million as compared to $2.68 million for the third quarter of 2001. During the third quarter of 2001, a security gain of $.35 million was recognized. There were no security gains recognized during the third quarter of 2002. As a part of other operating income, trust services income of $1.81 million during the first nine months of 2002 was down from the $2.01 million as of September 30, 2001. For the quarter ending September 30, 2002, trust services income was $.45 million as compared to $.64 million one year ago. The performance of the equity and bond markets continue to affect trust financial performance because the majority of trust account fees are calculated based on the market value of the assets under management. The decline in market rates have also negatively impacted revenue. The Bank's trust department managed accounts whose market values were $293.23 million at September 30, 2002 as compared to $299.30 at June 30, 2002 and $290.07 at September 30, 2001. Despite the market conditions, the trust department has seen excellent growth in new trust business and increased management fees.

     Other operating expense for the nine-month period ended September 30, 2002 totaled $19.49 million. Other operating expense for the first nine months of 2001 was $17.34 million. Comparing the third quarter of 2002 with the same period of 2001, other operating expense was $6.89 million and $5.84 million, respectively. This increase is attributable to increases in salaries and benefits, equipment expenses, and data processing expenses.

     Income tax expense decreased $.10 million for the first nine months of 2002 as compared to the same time period in 2001. In comparing the third quarter of 2002 with the third quarter of 2001, income tax expense increased $.08 million.

Summary of Loan Loss Experience
      ANALYSIS OF THE RESERVE FOR PROBABLE CREDIT LOSSES

                                                  Nine Months Ended
                                                  September 30, 2002
                                                  ------------------
Balance, January 1                                      $5,752
Charge-offs:
   Domestic:
    Commercial, financial and agricultural                 197
    Real estate - mortgage                                  92
    Installment loans to individuals                     1,232
                                                  ------------------
                                                         1,521
                                                  ------------------
Recoveries:
   Domestics:
    Commercial, financial and agricultural                 171
    Real estate - mortgage                                   7
    Installment loans to individuals                       312
                                                  ------------------
                                                           490
                                                  ------------------
Net Charge-offs                                          1,031
                                                  ------------------
Provision for Probable Credit Losses                     1,261
                                                  ------------------
Balance at end of period                                $5,982
                                                  ==================
Ratio of net charge-offs during the period to average
  loans outstanding during the period, annualized          .22%
                                                  ==================

Risk Elements of Loan Portfolio

     The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans. The Bank has a single commercial loan defined as a troubled debt restructuring with an outstanding balance of $.57 million. The status of the restructured debt at September 30, 2002 is current. Management believes that because the restructured debt is fully collateralized, there will be no loss on the loan. Further, the Bank has no knowledge of any potential problem loans other than those in the table below. As of September 30, 2002, the Corporation's non-accrual loans decreased $1.60 million from the year end total of $3.20 million. This decrease is due to the resolution of a single commercial loan that resulted in no loss to the Bank, and the restructured debt as listed above.

                                                  September 30   December 31
                                                    2002         2001
                                                  ----------------------
     Non-accrual loans                            $1,597        $3,196
     Accruing loans past due 90 days or more         871         1,230



Information with respect to non-accrual loans at September 30, 2002 and December 31, 2001, are as follows:

     Non-accrual Loans                             $1,597       $3,196
     Interest income that would have been
         recorded under original terms                 24           48
     Interest income recorded during the period         1            6


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is discussed under "Market Risk Management" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 4.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures (as those terms are defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) that are designed to ensure that material information about the Company is accumulated and timely communicated to the chief executive officer and the chief financial officer of the Company so that such information may be recorded, processed, summarized, and reported as required under the Securities Exchange Act of 1934. The chief executive officer and the chief financial officer have each reviewed and evaluated the effectiveness of the Company's current internal controls and procedures as of a date within 90 days prior to the filing date of this quarterly report and have each concluded that such disclosure controls and procedures are effective.

     (b) Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluations by the chief executive officer and the chief financial officer. Neither the chief executive officer nor the chief financial officer is aware of any significant deficiencies or material weaknesses in the Company's internal controls, so no corrective actions have been taken with respect to such internal controls.


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

     (a) Exhibits

     3.1  Amended  and  Restated  Articles  of  Incorporation   incorporated  by
          reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

     3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

     (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST UNITED CORPORATION


Date: November 14, 2002             /s/ William B. Grant
                                    ----------------------------------------
                                    William B. Grant, Chairman of the Board
                                    and Chief Executive Officer



Date: November 14, 2002             /s/ Robert W. Kurtz
                                    ----------------------------------------
                                    Robert W Kurtz, President and Chief
                                    Financial Officer

                                 CERTIFICATIONS

I, William B. Grant, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "Report") of First United Corporation (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 14, 2002                         /s/ William B. Grant
                                                --------------------------------
                                        By:     William B. Grant
                                        Title:  Chairman of the Board/CEO

I, Robert W. Kurtz, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q (this "Report") of First United Corporation (the "Company");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

4.  The  Company's  other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: November 14, 2002                            /s/ Robert W. Kurtz
                                                   -----------------------------
                                           By:     Robert W. Kurtz
                                           Title:  President/Chief Financial
                                                   Officer

                                  EXHIBIT INDEX

3.1  Amended and Restated Articles of Incorporation incorporated by reference to
     Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31,
     1997)