Form 10-K
period 2002-12-31
FIRST UNITED CORP/MD/
filed 2003-03-28
CIK 763907

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
    OR
-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-14237
                                                -------

                            FIRST UNITED CORPORATION
                            ------------------------

             (Exact name of registrant as specified in its charter)

                  Maryland                               52-1380770
                  --------                               ----------
         (State or other jurisdiction                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

     19 South Second Street, Oakland, Maryland           21550-0009
     -----------------------------------------           ----------
       (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (301) 334-9471
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                     --

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                     --

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002: $109,146,572.55.
                                     --------------

     The number of shares of the registrant's common stock outstanding as of February 28, 2003: 6,087,433
                   ---------

                       Documents Incorporated by Reference

     Portions of the registrant's definitive proxy statement for the annual shareholders meeting to be held April 29, 2003, are incorporated by reference into Part III.

                            First United Corporation
                                Table of Contents
PART I
     Item 1.    Business ...................................................3-12
     Item 1A    Executive Officers ...........................................12
     Item 2     Properties ...................................................13
     Item 3     Legal Proceedings ............................................13
     Item 4     Submission of Matters to a Vote of Security Holders ..........13
PART II
     Item 5     Market for the Registrant's Common Stock and Related Shareholder
                   Matters ...................................................14
     Item 6     Selected Financial Data ......................................15
     Item 7     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ..................................15-28
     Item 7A    Quantitative and Qualitative Disclosure About Market Risk.... 29
     Item 8     Financial Statements and Supplementary Data ...............29-51
     Item 9     Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure ......................................51
PART III
     Item 10    Directors and Executive Officers of the Registrant ...........51
     Item 11    Executive Compensation .......................................51
     Item 12    Security Ownership of Certain Beneficial Owners and Management
                   and Related Shareholder Matters ...........................51
     Item 13    Certain Relationships and Related Transactions ...............51
     Item 14    Controls and Procedures ...................................51-52
PART IV
     Item 15    Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K ...............................................52-53
     Signatures............................................................53-54
     Certifications........................................................55-56
     Exhibits ................................................................57

Forward-Looking Statements

     This Annual Report of First United Corporation (the "Corporation") filed on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Corporation's competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Corporation's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Corporation's business or operations. For a more complete discussion of these risk factors, see "Risk Factors" beginning on Page
6. Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

                                     PART I

Item 1. BUSINESS

First United Corporation

     The  Corporation,   headquartered  in  Oakland,  Maryland,  is  a  one-bank
financial holding company with four non-bank subsidiaries. The Corporation was organized under the laws of the State of Maryland in 1985.

     The direct subsidiaries of the Corporation include First United Bank & Trust, a Maryland chartered trust company (the "Bank"), Oakfirst Life Insurance Corporation, an Arizona reinsurance company, OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, and First United Capital Trust, a Delaware statutory business trust (the "Trust").

     The Corporation maintains an Internet site at www.mybankfirstunited.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing on its Internet site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC").

First United Bank & Trust

     The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank operates twenty banking offices and one financial center, five facilities in Garrett County, Maryland, six in Allegany County, Maryland, two in Washington County, Maryland, two in Frederick County, Maryland, two in Mineral County, West Virginia, one in Hampshire County, West
Virginia, two in Berkeley County, West Virginia, and one in Hardy County, West Virginia. The Bank also operates a total of thirty Automated Teller Machines ("ATM's"), thirteen of which are located in Garrett County, Maryland, seven in Allegany County, Maryland, two in Washington County, Maryland, four in Frederick County, Maryland, and one each in Mineral, Hampshire, Berkeley and Hardy Counties in West Virginia. The Bank provides a complete range of retail and commercial banking services to a customer base in Garrett, Allegany, Washington, and Frederick Counties in Maryland, in Mineral, Hampshire, Berkeley, and Hardy Counties in West Virginia, and to residents in surrounding regions of
Pennsylvania and West Virginia. The customer base in the aforementioned geographical area consists of individuals, businesses, and various governmental units. The Bank is an independent community bank providing service to businesses and individuals in its market area. Services offered are essentially the same as those offered by larger regional institutions that compete with the Bank. The services provided by the Bank include checking, savings, and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented financial services including IRA and KEOGH accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities and a complete line of trust services. As of December 31, 2002, the Bank had total deposits of $649.86 million and total loans and leases of $665.83 million. The total market value of assets under the supervision of the Bank's trust department was approximately $300.25 million.

     The Bank has three wholly owned subsidiaries. First United Auto Finance, LLC is a Maryland limited liability company that engages in the business of indirect automobile leasing and was formed by the Bank in October, 1998. As of December 31, 2001, First United Auto Finance, LLC ceased all efforts to actively market automobile leasing. Gonder Insurance Agency, Inc. is a full line insurance agency located in Oakland, Maryland, which the Bank acquired in May, 1999. First United Capital Investments, Inc. is a Delaware corporation located in Wilmington, Delaware, formed in May, 2001. This entity has a subsidiary, First United Investment Trust, which is a Maryland business trust established in May 2001 as a real estate investment trust.

Oakfirst Life Insurance Corporation

     Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by the Bank. Oakfirst Life Insurance Corporation, which was chartered in 1989, is a wholly owned subsidiary of the Corporation and is subject to periodic review and examination by the Arizona Department of Insurance.

OakFirst Loan Centers

     The Corporation meets the lending needs of under-served customer groups within its market areas in part through its finance company subsidiaries. OakFirst Loan Center, Inc., located in Martinsburg, West Virginia, opened for business in the spring of 2000 and is subject to periodic review and examination by the West Virginia Division of Banking. OakFirst Loan Center, LLC, located in Hagerstown, Maryland, opened in 2001 and is subject to periodic review and examination by the Maryland Commissioner of Financial Regulation.

First United Capital Trust

     The Trust is a Delaware business trust organized by the Corporation on July 19, 1999. The Trust issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities in August 1999. See note 8 of the consolidated financial statements for additional disclosure.

COMPETITION

     The Corporation and the Bank operate in a competitive environment, competing for deposits and loans with commercial banks, thrifts and other financial entities. Principal competitors include other community commercial banks and larger financial institutions with branches in the Bank's market area. Numerous mergers and consolidations involving banks in the Bank's market area have occurred recently, requiring the Bank to compete with banks with greater resources.

     The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market funds and other investment alternatives. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of the financial institutions operating in the Bank's market area offer certain services that the Bank does not offer and have greater financial resources or have substantially higher lending limits than does the Bank.

     To compete with other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customers' needs, the Bank will arrange for those services to be provided by other banks with which it has a relationship. Current banking laws facilitate interstate branching and merger activity among banks. Since September, 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. These changes have resulted in an even greater degree of competition in the banking industry and the Corporation and the Bank may be brought into competition with institutions with which it does not presently compete. As a result, intense competition in the Bank's market area may be expected to continue for the foreseeable future.

CAPITAL REQUIREMENTS

     See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Capital Resources".

SUPERVISION AND REGULATION

     The following is a summary of the material regulations and policies applicable to the Corporation and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Corporation and Banks.

General

     The Corporation is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the BHC Act and as such is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

     The Bank is a state chartered trust company and is a member of the FDIC. The Bank is subject to the regulation, supervision, and reporting requirements of the FDIC, as well as the Maryland Commissioner of Financial Regulation. The Bank is also subject to numerous state and federal statutes and regulations that affect the business of banking, including the provision of trust services.

Regulation of Financial Holding Companies

     Pursuant to the Gramm-Leach-Bliley Act (the "GLBA"), the Corporation elected to become a "financial holding company" as of April 26, 2001 and, as such, may engage in activities that are in addition to the business of banking. A financial holding company may engage in a full range of financial activities, including, insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. The Gramm-Leach-Bliley Act is described in more detail below.

     Subsidiary banks of financial holding companies are subject to certain statutory limits of the transfer of funds to the holding company or any of its nonbank subsidiaries, whether in the form of loans or other extensions of credit, investments in their securities and on the use of their securities as collateral for loans to any borrower. Such transfers of a subsidiary bank to a holding company or one of its nonbanking subsidiaries is limited in amount, and such loans and extensions of credit are required to be collateralized in specified amounts.

     Under FRB policy, the Corporation is expected to act as a source of strength to its subsidiary banks, and the FRB may charge the Corporation with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the

Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.

Federal Banking Regulation

     Federal banking regulators, such as the FRB and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believes are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

     The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, and principal shareholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies have adopted standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation, on behalf of the Bank, believes that the Bank meets substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions. See "Capital Requirements."

     The Community Reinvestment Act ("CRA") requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of "Satisfactory."

Deposit Insurance

     As an FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates have a range of 0 to 27 cents for every $100 in assessable deposits. In 1999, deposits insured by BIF were assessed by the Financing Corporation ("FICO") at one-fifth the rate applicable to deposits insured by the Savings Association Insurance Fund ("SAIF"). When Congress imposed this rate differential in 1996, it also provided that the differential would terminate at the end of the 1999 calendar year. Therefore, beginning with assessments paid for the period starting January 1, 2000, insured institutions were assessed at the same FICO rate for both BIF and SAIF-insured deposits. As a result, the Bank paid $.17 million of FDIC premiums in 2002 and $.11 million in 2001.

Federal Deposit Insurance Corporation Improvement Act of 1991

     In December 1991, Congress enacted FDICIA, which substantially revised the bank regulatory and funding provisions of the Federal Deposit Insurance Act and made significant revisions to several other federal banking statutes. FDICIA provides for, among other things, (i) a recapitalization of the BIF by increasing the FDIC's borrowing authority and providing for adjustments in its assessment rates; (ii) annual on-site examinations of federally-insured depository institutions by banking regulators; (iii) publicly available annual financial condition and management reports for financial institutions, including audits by independent accountants; (iv) the establishment of uniform accounting standards by federal banking agencies; and (v) the establishment of a "prompt corrective action" system of regulatory supervision and intervention, based on capitalization levels, with more scrutiny and restrictions placed on institutions with lower levels of capital.

     FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well -capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

     FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of cash dividends, or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

     Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks.
Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

Interstate Banking Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted into law on September 29, 1994. The law provides that, among other things, substantially all state law barriers to the acquisition of banks by out of state bank holding companies are eliminated effective September 29, 1995. The law also permitted interstate branching by banks effective June 1, 1997, subject to the ability of states to opt-out completely or to set an earlier effective date. Maryland and West Virginia generally established earlier effective dates of September 29, 1995 and May 31, 1997, respectively.

Gramm-Leach-Bliley Act

     In November 1999, the GLBA was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the Bank Holding Corporation Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

     Maryland law generally permits Maryland State chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of the Bank.

Federal Securities Law

     The Corporation's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Governmental Monetary and Credit Policies and Economic Controls

     The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees

     At December 31, 2002, the Corporation and its subsidiaries employed approximately 403 individuals, of whom 86 were officers, 198 were full-time employees, and 119 part-time employees.

RISK FACTORS

     The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation, and the preferred securities of the Trust.

The Corporation's Future Depends on the Successful Growth of its Subsidiaries

     The Corporation's primary business activity for the foreseeable future will be to act as the holding company of the Bank and its other direct and indirect subsidiaries. Therefore, the Corporation's future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Corporation's growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

The Majority of   the Corporation's    Business  is Concentrated in Maryland and
West  Virginia;   A  Significant   Amount  of  the  Corporation's   Business  is
Concentrated in Real Estate Lending

     Because most of the Bank's loans are made to Maryland and West Virginia borrowers, a decline in local economic conditions may have a greater effect on the Corporation's earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, the Bank makes many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are good and interest rates are low, these conditions may not continue. Additionally, the market values of the real estate securing these loans may deteriorate, and the Corporation may lose money if a borrower fails to repay a real estate loan.

The Bank may Experience Loan Losses in Excess of its Allowance

     The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management of the Bank maintains an allowance for credit losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require the Bank to increase its allowance for loan losses as a part of its examination process, the Bank's earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Bank's non-performing or performing loans. Material additions to the allowance for loan losses of one of the Bank would result in a decrease in the Bank's net income and capital, and could have a material adverse effect on the Corporation.

Interest Rates and Other Economic Conditions will Impact Results of Operations

     Results of operations for financial institutions, including the Corporation and its subsidiaries, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. The Corporation's profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank of Atlanta (the "FHLB"). Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. The Corporation has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.

The Market Value of the Corporation's Investments could Decline

     As of December 31, 2001, the Corporation had classified 100.00% of its investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115") relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in shareholders' equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost. In the past, gains on sales of investment securities have not been a significant source of income for the Corporation. There can be no assurance that future market performance of the Corporation's investment portfolio will enable the Corporation to realize income from sales of securities. Stockholders' equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of the
Corporation's investment portfolio will not decline, causing a corresponding decline in shareholders' equity.

     Management believes that several factors will affect the market values of the Corporation's investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

The Corporation's Ability to Pay Dividends is Limited

     The Corporation's current ability to pay dividends is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an uninsured depository institution like the Bank if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". See "Federal Deposit Insurance Corporation Improvement Act of 1991" above. The Corporation does not anticipate that such provisions will be applied to the Bank. The FRB has issued a policy statement which provides that, as a general matter, insured banks and bank holding companies may pay dividends only out of prior operating earnings. For a Maryland state-chartered bank or trust company, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.

The Corporation's Stock is not Heavily Traded

     The Corporation's common stock is traded on The Nasdaq National Market and is thinly traded. Thinly traded stock can be more volatile than stock trading in an active public market. Factors such as the Corporation's financial results, the introduction of new products and services by the Corporation or its competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the Corporation's common stock. Management cannot predict the extent to which an active public market for the Corporation's common stock will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, the Corporation's shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Corporation's Stock is not Insured

     Investments in the shares of the Corporation's common stock are not deposits and are not insured against loss by the government.

The Corporation Operates in a Competitive Market

     The Corporation and its subsidiaries operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in the Corporation's market area. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those offered by the Corporation and its subsidiaries. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Finally, the Corporation's growth and profitability will depend upon its ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that the Corporation will be successful in attracting and retaining such personnel.

The Banking   Industry  is  Heavily Regulated;   Significant  Regulatory Changes
could Adversely Affect the Corporation's Operations

     The Corporation's operations and those of the Bank are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Corporation is subject to supervision by the FRB. The Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Bank is also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that the Bank is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the Corporation's future business and earnings prospects, as well as those of the Bank. Management also cannot predict the nature or the extent of the effect on the Corporation's business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect the Corporation's ability to operate profitably.

The Corporation may be Adversely Affected by Recent Legislation

     The GLBA was signed into law on November 12, 1999. Among other things, GLBA repeals restrictions on banks affiliating with securities firms. It also permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment  activities  that  are  currently  not  permitted  for  bank  holding
companies.   GLBA  may  have  the  result  of  increasing  the  competition  the
Corporation faces from larger banks and other companies. It is not possible to predict the full effect that GLBA will have on the Corporation.

     In addition, recent changes in other federal banking laws facilitate interstate branching and merger activity among banks. Such changes may result in an even greater degree of competition in the banking industry, and the Corporation may be brought into competition with institutions with which it does not presently compete. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on the Corporation's business and prospects. The Corporation's future profitability may be adversely affected by increased competition resulting from this legislation.

The Corporation may be Subject to Claims

     Customers may sue the Corporation and its subsidiaries for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, the failure of the Corporation and/or its subsidiaries to comply with applicable laws and regulations, or many other reasons. Also, the employees of the Corporation and/or its subsidiaries may knowingly or unknowingly violate laws and regulations. Corporation management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate the Corporation and its subsidiaries from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce the Corporation's profitability and hurt its financial condition.

The Corporation may not be Able to Keep Pace with Developments in Technology

     The Corporation and its subsidiaries use various technologies in their respective businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. The Corporation's ability to compete successfully with other banks and non-banks may depend on whether it can exploit technological changes. The Corporation may not be able to exploit technological changes, and any investment it does make may not make it more profitable.

The Corporation's Articles of Incorporation and By-Laws may Discourage a Corporate Takeover

     The   Corporation's   Amended  and  Restated   Articles  of   Incorporation
("Articles") and By-Laws contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the Corporation. These provisions provide for the classification of the Corporation's Board of Directors into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause and then only by a vote of at least two-thirds of the total eligible shareholder votes. In addition, Maryland law contains anti-takeover provisions that apply to the Corporation. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt which would not be approved by the Corporation's Board of Directors, but pursuant to which shareholders might receive a substantial premium for their shares over then-current market prices. As a result, shareholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of the Corporation's Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. As a result of the foregoing, such provisions could potentially adversely affect the market price of the common stock.

Item 1A. Executive Officers

     Information about the Corporation's executive officers is set forth below

     William B. Grant, age 49, Chairman of the Board and Chief Executive Officer. Mr. Grant has been Chairman of the Board and Chief Executive Officer since 1996. Previously, he had been Secretary of the Corporation since 1990 and Executive Vice-President of the Bank since 1987.

     Robert W. Kurtz age 56, President, Chief Financial Officer, Secretary/Treasurer. Mr. Kurtz has been President of the Corporation since 1996 and Chief Financial Officer, Secretary, and Treasurer since 1997. Previously, he had been Chief Operating Officer of the Corporation since 1996, Treasurer of the Corporation since 1990 and Executive Vice-President of the Bank since 1987.

     Jeannette R. Fitzwater, age 42, Senior Vice President and Director of Human Resources. Mrs. Fitzwater was appointed Senior Vice President and Director of
Human Resources in 1997. She had been First Vice President, Director of Marketing and Regional Sales Manager of the Bank since 1994.

     Philip D. Frantz, age 42, Senior Vice President and Director of Operations & Support. Mr. Frantz was appointed Senior Vice President in 1993 and previously had been the Controller of the organization since 1988. He was appointed Director of Operations & Support of the Corporation in 1997.

     Steven M. Lantz, age 46, Senior Vice President and Director of Lending. Mr. Lantz was appointed Senior Vice President and Director of Lending of the Corporation in 1997. He had been First Vice President and Commercial Services Manager of the Bank since 1993.

     Eugene D. Helbig, Jr., age 50, Senior Vice President and Senior Trust Officer. Mr. Helbig was appointed Senior Vice President in 1997 and Senior Trust Officer in 1993. He had been a First Vice President of the Bank since 1993.

     Frederick A. Thayer, IV, age 44, Senior Vice President, Director of Sales and CRA Officer. Mr. Thayer was appointed Senior Vice President and Director of Sales in 1997. Previously, he had been First Vice President, Regional Executive Officer and Regional Sales Manager of the Bank since 1993.

     All officers are elected annually by the Board of Directors and hold office at the pleasure of the Board.

Item 2. PROPERTIES

     The main office of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, and is owned by the Corporation. The Bank operates a network of twenty banking offices and one financial center throughout Garrett, Allegany, Washington and Frederick Counties, Maryland and Mineral, Hampshire, Berkeley and Hardy Counties, West Virginia. Except for seven leased offices, all of the Bank's banking offices are owned by the Bank.

     The properties of the Corporation which are not owned are held under long-term leases. Total rent expense for 2002, 2001, and 2000 was $.33, $.32, and $.29 million, respectively.

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

     No matters were submitted to a vote of shareholders during the fourth quarter of 2002.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Shares of the Corporation's common stock are traded on the Nasdaq Stock Market under the symbol "FUNC". There are 25,000,000 shares of the Corporation's common stock authorized for issuance, and the total number of shares outstanding as of December 31, 2002, was 6,080,589. As of December 31, 2002, the Corporation had approximately 2,296 holders of record of its common stock. There are also 2,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2002. The following tables reflect the high and low sales prices during the period stated, as well as the closing price for the years ended December 31, 2002 and 2001.

2002                                                                    High           Low               Close
---------------------------------------------------------------------------------------------------------------
1st Quarter.................................................           $16.60           $15.39           $15.58
2nd Quarter.................................................            19.00            15.57            17.95
3rd Quarter.................................................            18.70            15.80            16.53
4th Quarter.................................................            16.99            15.13            16.41

2001                                                                    High             Low              Close
---------------------------------------------------------------------------------------------------------------
1st Quarter .................................................          $13.63           $10.38           $13.13
2nd Quarter .................................................           13.65            12.75            13.50
3rd Quarter .................................................           17.70            13.08            16.50
4th Quarter .................................................           16.99            13.20            16.00

     Cash dividends on shares of the Corporation's common stock were paid on the dates indicated as follows:

                                                                                        2002             2001
-------------------------------------------------------------------------------------------------------------
February.......................................................................         $.170           $.165
May............................................................................         $.170           $.165
August.........................................................................         $.170           $.165
November.......................................................................         $.170           $.165

For  information  about  restrictions   on  the   Corporation's  ability  to pay
dividends, see "Risk Factors--The Corporation's Ability to Pay Dividends is Limited."

   Market Makers for the Corporation's common stock are:
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

113 S. Potomac St.
Hagerstown, MD 21740
(301) 733-7111 (800) 344-4413


Equity Compensation Plan Information

     The Corporation has not adopted any equity compensation plan or arrangement under which shares of common stock may be issued.

Item 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)
                                                 2002          2001          2000          1999           1998
--------------------------------------------------------------------------------------------------------------
Balance Sheet Data
  Total Assets.............................     $953,677     $818,113       $847,589      $793,280      $641,114
  Total Deposits...........................      649,860      616,769        649,977       598,572       511,500
  Total Net Loans and Leases                     659,758      603,801        611,975       566,072       506,718
  Total Borrowings.........................      214,261      120,104        122,000       127,000        64,575
  Total Shareholders' Equity                      79,283       71,076         65,511        58,096        58,474

Operating Data
  Interest Income..........................     $ 57,590     $ 63,229       $ 63,516      $ 55,106      $ 47,467
  Interest Expense.........................       25,702       33,378         35,039        27,146        21,915
                                                --------     --------       --------      --------      --------
  Net Interest Income......................       31,888       29,850         28,477        27,960        25,552
  Provision for loan and lease Losses              1,506        2,926          2,198         2,066         1,176
  Other Operating Income...................        9,007        9,315          7,789         6,936         6,091
  Other Operating Expense..................       26,039       23,381         21,995        20,739        19,058
                                                --------     --------       --------      --------      --------
    Income Before Tax......................       13,350       12,858         12,073        12,091        11,409
  Income Tax...............................        3,695        3,689          3,762         4,130         3,982
                                                --------     --------       --------      --------      --------
  Net Income...............................     $  9,655     $  9,169       $  8,311      $  7,961      $  7,427
                                                ========     ========       ========      ========      ========

Per Share Data
  Net Income...............................     $   1.59     $   1.51       $   1.37         $1.30      $   1.20
  Dividends Paid...........................          .68          .66            .64           .62           .60
  Book Value...............................     $  13.04     $  11.69       $  10.77         $9.55      $   9.50

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

                                EARNINGS ANALYSIS

Overview

     The Corporation posted record net earnings for 2002 of $9.66 million. This is a 5.34% increase over the $9.17 million reported for 2001. Returns on average assets were 1.13%, 1.11%, and 1.03% in 2002, 2001, and 2000, respectively. The return on average shareholders' equity for 2002 was 12.75%. This ratio was 13.26% in 2001 and 13.40% in 2000. Earnings per share increased to $1.59 in 2002, from $1.51 in 2001, and $1.37 in 2000.

     Comparing December 31, 2002 balances to balances at December 31, 2001, total assets were $953.68 million versus $818.11 million, respectively, a 16.57% increase. Total deposits increased $33.09 million or 5.37%, while gross loans and leases grew $56.27 million to $665.83 million or 9.23%. During the same time period, shareholders' equity increased $8.21 million to $79.28 million, which was 8.31% of assets.

     The Corporation's performance in 2002, as compared to 2001, reflects an increase in average earning assets as well as an increase in the net interest margin. Average earning assets were $801.60 million in 2002 as compared to $776.54 million in 2001. This is an increase of 3.23%. Average earning assets increased 1.87 % from 2000 to 2001. The Corporation's net interest margin in 2002 was 4.09%, as compared to 3.93% in 2001.

     Asset quality continued to be favorable as compared to peers. Non-performing assets represented 0.35% of total assets at December 31, 2002. This same ratio was 0.54% for the year ending December 31, 2001. The ratio of net charge-offs to average loans and leases was 0.19% in 2002 as compared to 0.37% for the prior year. The allowance for probable loan and lease losses as a percentage of non-performing loans was 180% as of December 31, 2002.

     On February 13, 2003, the Corporation and the Bank entered into a Purchase and Assumption Agreement with The Huntington National Bank to purchase four branch offices located in Berkeley County, West Virginia. The acquisition will involve the assumption of approximately $140 million in deposit liabilities and the purchase of $54 million in outstanding loans as well as three buildings and fixed assets at these locations. The fourth building is leased, which lease will be assumed by the Bank.

Net Interest Income

     Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense paid on interest-bearing liabilities.

     As interest rates declined in 2002, total interest income decreased in 2002 by 8.91%, from $63.23 million in 2001 to $57.59 million in 2002. Interest income was $63.15 million in 2000. Similarly, decreasing interest rates caused total interest expense to decrease 23.00%, from $33.38 million in 2001 to $25.70 million in 2002. Total interest expense was $35.04 million in 2000. Interest expense on savings deposits and interest-bearing transaction accounts decreased $1.48 million in 2002 to $2.18 million from $3.66 million in 2001, reflecting the immediate effects of declining interest rates. Interest expense on time deposits decreased $6.7 million in 2002 to $14.89 million from $21.59 million in 2001. Through effective management of deposit and loan rates, net interest income increased to $31.89 million in 2002 from $29.85 million in 2001, an increase of 6.83%.

     Table 2 analyzes the changes in net interest income attributable to volume and rate components. For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. In 2002, declining rates caused net interest income to increase $.43 million over 2001, while volume caused net interest income to increase $1.77 million. The taxable equivalent net interest margin increased to 4.09% in 2002 from 3.93% in 2001 and 3.84% in 2000. Table 1 compares the components of the net interest margin and the changes occurring between 2002, 2001, and 2000.

                            Distribution of Assets, Liabilities and Shareholders' Equity
                          Interest Rates and Interest Differential--Tax Equivalent Basis
                                                 ( In thousands )
Table 1
                                                        For the Years Ended December 31,
                                          2002                        2001                         2000
-----------------------------------------------------------------------------------------------------------------
                               Average           Annual    Average             Annual   Average            Annual
                               Balance Interest   Rate     Balance   Interest   Rate    Balance  Interest   Rate
-----------------------------------------------------------------------------------------------------------------
Federal funds sold .........    $ 3,782  $    63   1.67%   $  7,615    $   391  5.13%     $ 1,339  $   157  11.73%
Investments:
  Taxable...................    138,102    6,776   4.91%    118,461      7,474  6.31%     123,785    8,537   6.90%
  Non taxable...............     29,428    2,124   7.22%     23,531      1,687  7.17%      23,927    1,788   7.47%
                                -------  ------- -------    -------    -------  -----     -------  ------- -------
    Total investment securities 167,530    8,900   5.31%    141,992      9,161  6.45%     147,712   10,325   6.99%
Other interest  earning assets    7,081      371   5.24%      5,950        401  6.74%       5,962      471   7.90%
Interest-bearing deposits
  with other banks                3,155       77   2.43%      4,314        199  4.61%       4,641       68   1.47%
Loans and leases                620,049   49,095   7.92%    619,088     53,826  8.69%     604,995   53,286   8.81%
                                -------  ------- -------    -------    -------  -----     -------  ------- -------
Total earning assets            801,597   58,507   7.30%    776,542     63,978  8.21%     764,649   64,307   8.42%
Reserve for probable loan and lease
 losses.....................     (5,984)                    (5,217)                        (4,857)
Cash and due from banks          16,061                     15,850                         20,102
Premises and equipment, net      12,033                     11,123                         10,045
Other assets................     32,913                     28,144                         17,393
                                -------                    -------                        -------
    Total non-earning assets     55,024                     49,900                         42,683
                                -------                    -------                        -------
Total Assets ...............   $856,620                   $828,859                       $807,332
                                =======                    =======                        =======

Liabilities and Shareholders' Equity
  Deposits:
    Noninterest-bearing
      deposits..............     65,284            0.00%    57,003          --  0.00%      55,570       --   0.00%
    Interest-bearing
      demand deposits.......    178,572    1,907   1.07%   147,745       3,238  2.19%     142,491    5,413   3.80%
    Savings deposits........     43,655      269   0.62%    41,150         421  1.02%      43,592      633   1.45%
    Time deposits
      $100,00 or more.......    102,201    4,001   3.91%   122,454       7,128  5.82%     114,104    6,812   5.97%
    Time deposits less
      than $100,000.........    229,114   10,893   4.75%   250,912      14,457  5.76%     248,238   13,863   5.58%
    Short-term borrowings...    129,290    6,475   5.01%   107,045       5,978  5.58%     108,948    6,178   5.67%
    Long-term borrowings....     23,000    2,156   9.38%    23,000       2,156  9.37%      23,000    2,140   9.30%
                                -------  ------- -------   -------      ------  -----     -------  ------- -------
     Total deposits and
      short term borrowings.    771,116   25,703   3.33%   749,310      33,378  4.45%     735,943   35,039   4.76%
     Net interest income
      and spread.............             32,385   3.91%                29,995  3.71%               28,900   3.64%
Other liabilities                 9,759                     10,382                         9,353
Shareholders' equity             75,745                     69,168                        62,036
                                -------                    -------                       -------
Total Liabilities and
  Shareholders' Equity.......   856,620                   $828,859                      $807,332
                                =======                    =======                       =======
Interest income/earning assets                     7.30%                        8.21%                        8.42%
Interest expense/earning assets                    3.21%                        4.28%                        4.58%
Net interest margin..........                      4.09%                        3.93%                        3.84%

     **The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 34%. The average balances of non-accrual loans for the years ended December 31, 2002, 2001, and 2000, which were reported in the average loan balances for these years, were $1,906, $1,719, and $667, respectively. The fully taxable equivalent adjustments for the years ended December 31, 2002, 2001, and 2000 were $917, $749, and $791, respectively.


                                           Interest Variance Analysis (1)
                                                  ( In thousands )
Table 2
                                                2002 Compared To 2001          2001 Compared To 2000
                                                      Increase                       Increase
                                                  (Decrease) Due To              (Decrease) Due To
                                         Volume        Rate              Net          Volume         Rate     Net
------------------------------------------------------------------------------------------------------------------
Interest income:
  Federal Funds Sold................. $   (64)        $(264)         $  (328)           $ 322      $ (88)  $  234
  Taxable Investments.................    964        (1,662)            (698)            (336)      (727)  (1,063)
  Non-Taxable Investments                 426            11              437              (28)       (73)    (101)
  Loans...............................     76        (4,807)          (4,731)           1,225       (827)     540
  Other Interest Earning Assets.......     (2)         (150)            (152)             (20)        81       61
                                       -------      --------         --------          -------   --------  -------
    Total Interest Income............. $1,400       ($6,872)         ($5,472)          $1,163    $ 1,634   $ (329)
                                       -------      --------         --------          -------   --------  -------

Interest expense:
  Interest-bearing ...................   $329       ($1,660)         ($1,331)           $ 115    $(2,290)  $(2,175)
  Savings.............................     15          (167)            (152)             (25)      (187)    (212)
  Time Deposits....................... (1,036)       (2,527)          (3,564)             154        440      594
  Time Deposits $100,000 or more......   (793)       (2,334)          (3,127)             486       (170)     316
  Short Term Borrowings...............  1,114          (616)             498             (106)       (94)    (200)
  Long Term Borrowings................     (0)            0                0               (0)        16       16
                                      --------      --------        --------           -------   --------  -------

Total Interest Expense............       (371)       (7,304)          (7,676)           $ 624    $(2,285)  $(1,661)
                                      --------      --------        ---------          -------   --------  -------
Net Interest Income...............    $ 1,029        $  432          $ 2,204            $ 539     $3,919   $ 1,332
                                      ========      ========        =========          =======   ========  =======

(1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The above table is   compiled   on a tax  equivalent  basis.  The  fully taxable
equivalent adjustments for the years ended December 31, 2002 and 2001 were $917 and $749, respectively.

Operating Income

     Non-interest income declined in 2002 to a total of $9.01 or 3.33% from the 2001 total of $9.32 million. Non-interest income was $8.16 million in 2000. Non-operating items affecting this comparison include security losses of $.37 million that were recognized in 2002 compared to a gain of $.58 million in 2001. Secondly, a capital gain of $.06 million was recognized in 2001 due to the sale of a bank property. No bank properties were sold in 2002.

     Income from trust and fiduciary activities in 2002 was $2.15 million. This is a decrease of $.36 million from the $2.51 million earned in 2001and the $2.28 million in 2000. Trust and fiduciary activity income is directly affected by the performance of the equity and bond markets because the majority of trust account fees are calculated based on the market value of the assets under management. The Bank's Trust Department managed accounts whose average market values were $300.25 million at December 31, 2002 as compared to $298.13 million at December 31, 2001.

     Service charges on deposit accounts increased $.28 million due primarily to increases in return check charges. Insurance premium income increased $.17 million or 15.8% in 2002 over 2001 levels.

     Other income increased $.55 million or 20.09% to $3.29 million in 2002 over 2001. Within this category, income from bank-owned life insurance investments increased $.36 million in 2002 over 2001. Debit card income increased $.06 million in 2002 over 2001, and secondary market fees increased $.06 million in 2002. Business Manager fee income decreased $.24 million in 2002 as compared to 2001.

Operating Expense

     Operating expense increased $2.66 million or 11.37% in 2002 to a level of $26.04 million. Operating expense in 2001 totaled $23.38 million. The major categories of operating expense include salaries and employee benefits, occupancy and equipment expenses, data processing expense, and other non-interest expenses associated with the daily operations of the Company.

     Salaries and employee benefits, the largest component of non-interest expenses, increased $1.42 million or 11.38% in 2002. Within this category, employee salaries increased $.72 million in 2002 over 2001, due primarily to salary increases and new employees. Employee incentives increased $.32 million in 2002 over 2001, due to an expanded incentive program. Pension costs and the costs of a supplemental executive retirement plan (SERP) increased $.17 million and $.16 million, respectively, in 2002 over 2001.

     Occupancy expense increased $.04 million in 2002. Equipment expense increased $.24 million in 2002 over 2001, due largely to software and equipment maintenance agreement costs, and the depreciation costs of software and equipment purchased in 2002. Data processing expense increased $.11 million in 2002 over 2001.

     Other expense increased $.85 million in 2002 over 2001, resulting from increased legal and professional fees, increased consulting fees, vendor commission expense, and other miscellaneous cost increases.

Operating Expense Management

     Management believes that the efficiency ratio is an important measure of operating expense performance and cost management. The ratio is calculated by analyzing non-interest expenses as a percentage of net interest income plus total non-interest income. During 2002, the Corporation's efficiency ratio was 62.39%. The ratio in 2001 was 58.58%. The ratio in 2000 was 59.36%. Lower ratios indicate improved productivity.

Applicable Income Taxes

     Applicable income taxes are detailed in Note 9 of the Corporation's audited consolidated financial statements. Income tax expense amounted to $3.70 million in 2002 compared with $3.69 million in 2001 and $3.76 million in 2000. These amounts represented effective tax rates of 27.68%, 28.69%, and 31.16%, for 2002, 2001, and 2000, respectively. In 2001, the Corporation established First United Investment Trust, a Maryland real estate investment trust, and its parent company First United Capital Investments, a Delaware corporation. The establishment of these entities eliminated most of the income taxes due to the state of Maryland and income taxes due to the state of West Virginia, thereby reducing the Corporation's effective tax rate.

Balance Sheet Overview

     The Corporation's total assets reached $953.68 million at December 31, 2002. This is an increase of $135.57 million or 16.57% over the December 31, 2001 total of $818.11 million. Earning assets increased 20.06% or $148.75 million to a total of $890.36 million at December 31, 2002. Earning assets totaled $741.61 million at December 31, 2001.

Investment Securities

     The Corporation's entire security portfolio is categorized as available-for-sale. Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders' equity, net of income taxes. The Corporation does not currently follow a strategy of making security purchases with a view of near-term resales and therefore, does not own trading securities. For additional information, see Notes 1 and 3 to the Corporation's audited consolidated financial statements.

     Total investment securities increased $84.55 million or 64.70% in 2002 from $130.69 million in 2001 to a total of $215.24 million. The asset mix within the security portfolio shifted slightly with increases in the purchase of mortgage-backed securities. The mortgage-backed securities were purchased as part of the leverage growth strategy program and policy that was adopted and implemented by the Corporation during the third quarter of 2002. This program and policy was adopted with the goal of achieving increased returns on equity and earnings per share for the Corporation's shareholders. In July of 2002, the Corporation borrowed $40.00 million in structured borrowings from the Federal Home Loan Bank of Atlanta and reinvested these funds in mortgage backed securities. In September of 2002, a second leverage strategy was executed in the amount of $40.00 million. It is anticipated that the Corporation will earn a favorable spread between the rate earned on the securities and the cost of the borrowings. Because interest rate risk is inherent in leveraging, the Corporation mitigated its risk through the matching of the maturities of the investments with the borrowings. Management is committed to leverage growth strategies that will limit security purchases to those that it believes will minimize credit risk and will help to meet the objectives of the Corporation's investment and asset/liability management policies.

     The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities. Excluding the U.S. Government sponsored agencies, the Corporation had no concentration of investment securities from any single issues that exceeded 10% of shareholders' equity. Table 3 exhibits the distribution, by type, of the investment portfolio for the three years ended December 31, 2002, 2001, and 2000, respectively.

                              Investment Security Maturities, Yields, and Market Values
                                                  ( In thousands )
Table 3
                                                   December 31, 2002
                             U.S.           Federal           State &
------------------------------------------------------------------------------------------------------------------
                           Treasury  Yield  Agencies   Yield  Municipal   Yield   Other    Yield    Total    Yield
------------------------------------------------------------------------------------------------------------------

Maturity Amortized Cost
  Available-for-Sale
    Due in one year or less  $   --     --    $1,151   4.22%      $234     6.70%  $  --       --    $1,385    4.64%
    Due after one year within
          Five years.......     300   2.94%   $9,249   5.57%      $708     6.38%  $ 6,666   5.37%   $16,923   5.48%
    Due after five years
          Through ten years      --                            $ 7,243     6.43%   10,174   5.29%  $ 17,417   5.77%
   Due after ten years.....      --          $19,536   0.63%   $22,176     7.13% $132,568   5.97%  $174,280   5.52%
                             ------          -------           -------           --------          --------
Total Amortized Cost.......  $  300          $29,936           $30,361           $149,408           210,005   5.49%
                             ======          =======           =======           ========           =======

Taxable Equivalent Yield              2.94%            2.29%               6.94%            5.90%             5.53%
Market Value...............  $  305          $30,390           $31,354           $153,187          $215,236
                             ======          =======           =======           ========          ========
December 31, 2001
   Amortized Cost..........  $  300          $31,155           $26,131            $72,190          $129,776
                             ======          =======           =======           ========          ========
December 31, 2000
   Amortized Cost..........  $  598          $74,023           $19,660            $58,382          $152,663
                             ======          =======           =======           ========          ========

The above yields have been adjusted to reflect a tax equivalent basis assuming a tax rate of 34%. The above table includes certain securities which have no maturity. Therefore, these securities are classified as an addition to securities maturing over ten years.

Loan and Lease Portfolio

     The  Corporation,  through  the  Bank and the  OakFirst  Loan  Centers,  is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Hampshire Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of the Corporation's loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the reserve for probable loan and lease losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the level of risk, size of the loan, and the experience of the lending officer. Table 4 presents the composition of the Corporation's loan and lease portfolio. It has been the historical policy of the Corporation to make the majority of its loan commitments in the market area it serves. The Corporation had no foreign loans in its portfolio as of December 31, 2002.

     During 2002, gross loans and leases increased $56.27 million or 9.23% over 2001 to $665.83 million. Loans and leases decreased $5.09 million in 2001. The Company allocates significant resources to seeking and serving its loan customers. The commercial portfolio was the primary driver of growth in the overall loan portfolio in 2002. Commercial loan growth totaled $53.13 million in 2002. Loans included in this category are commercial real estate loans, commercial installment loans, and commercial lines of credit.

     Residential mortgages decreased $1.63 million in 2002 over 2001. The Company experienced record refinancings in 2002 as customers took advantage of historically low interest rates through alternative vendors. The Company chose to not grow its balance sheet with fixed rate mortgages at these low levels. Home equity loans increased $6.84 million in 2002 over 2001. This growth is attributed to a variety of special promotions held during the year.

     Total consumer installment loans grew $9.28 million in 2002. Within this category, the consumer indirect auto installment portfolio grew $3.16 million in 2002. This portfolio decreased $30.29 million in 2001. Direct auto installment loans grew $2.48 million in 2002 over 2001. Table 5 details the maturities of the loan and lease portfolio.

     It is the policy of the Corporation to place a loan in non-accrual status whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. At December 31, 2002, the Corporation had $1.85 million of non-accrual loans. Table 6 details the historical activity of non-accrual loans.

                                                     Summary of Loan and Lease Portfolio
                                                              ( In thousands )
Table 4
                                                                   Loans Outstanding as of December 31,
                                                          2002          2001         2000         1999       1998
-------------------------------------------------------------------------------------------------------------------

Commercial.........................................     $242,470      $189,343    $ 92,914     $ 80,853    $ 81,537
Residential--Construction..........................       11,072         8,578      12,667        7,873      11,315
Residential--Mortgage..............................      233,887       238,016     307,577      278,564     286,514
Installment........................................      173,578       164,297     191,937      196,758     130,527
Lease Financing....................................        4,819         9,319      11,974        6,433         129
                                                        --------      --------    --------     --------    --------
  Total Loans and Leases...........................     $665,826      $609,553    $617,069     $570,481    $510,022
                                                        ========      ========    ========     ========    ========

                                                                   Percentage of Portfolio as of December 31,
                                                          2002          2001         2000         1999        1998
-------------------------------------------------------------------------------------------------------------------


Commercial.........................................       36.42%       31.06%      15.06%       14.17%      15.99%
Residential--Construction..........................        1.66%        1.41%       2.05%        1.38%       2.22%
Residential--Mortgage..............................       35.13%       39.05%      49.85%       48.83%      56.18%
Installment........................................       26.07%       26.95%      31.10%       34.49%      25.59%
Lease Financing....................................        0.72%        1.53%       1.94%        1.13%        .03%
                                                        --------      --------   ---------     --------    --------
Total Loans and Leases...........................        100.00%      100.00%     100.00%      100.00%     100.00%
                                                        ========      ========   =========     ========    ========



                                                     Maturities of Loan and Lease Portfolio
                                                                (In thousands)
Table 5
                                                                           December 31, 2002
                                                                   Maturing
                                               Maturing           After One          Maturing
                                                Within           But Within         After Five
                                               One Year          Five Years            Years             Total
-------------------------------------------------------------------------------------------------------------------


Commercial..............................       $ 28,139          $ 60,923            $ 153,408          $242,470
Residential--Construction ..............              0            11,072                    0            11,072
Residential--Mortgage...................          9,357            40,978              183,552           233,887
Installment.............................         27,163           104,685               41,730           173,578
Lease Financing.........................            819             4,000                    0             4,819
                                               --------          --------            ---------          --------
  Total Loans and Leases................       $ 65,478          $221,658            $ 378,690          $665,826
                                               ========          ========            =========          ========

Classified by Sensitivity to Change in Interest Rates

Fixed-Interest Rate Loans...............       $ 56,240          $146,662            $173,539           $376,441
Adjustable-Interest Rate Loans..........          9,238            74,996             205,151            289,385
                                               --------          --------            --------           --------
  Total Loans and Leases................       $65,4786          $221,658            $378,690           $665,826
                                               ========          ========            ========           ========






                                                      Risk Elements of Loan and Lease Portfolio
                                                                  ( In thousands )
Table 6
                                                                      For the Years Ended December 31
                                                          2002          2001         2000         1999        1998
-------------------------------------------------------------------------------------------------------------------
Non-accrual Loans and Leases.......................       $1,847       $3,196       $1,066        $379        $460
Accruing Loans and Leases
  Past Due 90 Days or More.........................        1,458        1,230        1,448         763         544

Information with respect to non-accrual loans and leases at December 31, 2002 and 2001 is as follows:
                                                                                                  2002        2001
--------------------------------------------------------------------------------------------------------------------
Interest income that would have been recorded under original terms......................          $25          $48
Interest income recorded during the period..............................................            1            6


Allowance for Probable Loan and Lease Losses

     The reserve for probable loan and lease losses is based on management's continuing evaluation of the quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of nonperforming loans and leases.

     The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of probable losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. Allocations are made for loan commitments using the methodology outlined above. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured or for the Small Business Administration guaranteed portion of loans.

     During 2002, management continued to place emphasis on procedures for credit analysis, problem loan detection, and delinquency follow-ups. As a result of these efforts, the provision for probable loan and lease losses in 2002 decreased over 2001 to $1.51 million or 0.23% of the gross loan total of $665.83 million. The provision for probable loan and lease losses was $2.93 million and $2.20 million for the years ended December 31, 2001 and 2000, respectively. Gross charge-offs for the years ended December 31, 2002, 2001, and 2000 totaled $1.83, $2.63, and $1.83 million, respectively.

     Table 7 presents the activity in the allowance for loan and lease losses by major loan category for the past five years. Table 8 presents management's allocation of the allowance for loan and lease losses by major loan category. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.


                                                      Activity in the Reserve for Loan and Lease Losses
Table 7                                                                ( In thousands )
                                                                            Summary of Loan and Lease Loss Experience
                                                                               For the Years Ended December 31
                                                             2002          2001         2000         1999         1998
------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Period.....................         $ 5,752      $ 5,094       $ 4,409       $ 3,304    $ 2,654
  Loans and Leases Charged Off:
    Commercial, Financial, and Agricultural........             197          347            49           229        163
    Real Estate--Mortgage..........................              97           64            95            78        205
    Installment....................................           1,535        2,223         1,688         1,089        340
                                                            -------      -------       -------       -------    -------
      Total Charged Off............................           1,829        2,634         1,832         1,396        708
  Recoveries of Loans and Leases:
    Commercial, Financial, and Agricultural........             229           21            10           223         43
    Real Estate--Mortgage..........................               9            7            21            39         28
    Installment....................................             401          338           288           173        111
                                                            -------      -------       -------       -------    -------
      Total Recoveries.............................             639          366           319           435        182
Net Loans and Leases Charged Off...................           1,190        2,268         1,513           961        526
Provision Charged to Operations....................           1,506        2,926         2,198         2,066      1,176
                                                            -------      -------       -------       -------    -------
Balance at the End of Period.......................           6,068        5,752         5,094         4,409      3,304
                                                            -------      -------       --------      -------    -------
Loans and Leases at End of Period..................        $665,826     $609,553      $617,069      $570,481   $510,022
                                                            =======      =======       =======       =======    =======
Daily Average Balance of Loans and Leases..........        $620,049     $616,088      $604,995      $547,599   $473,057
                                                            =======      =======       =======       =======    =======
Allowance for Loan and Lease Losses
  to Loans Outstanding.............................           0.91%        0.94%         0.83%         0.77%      0.65%
                                                            =======      =======       =======       =======    =======
Net Charge Offs to Average
  Loans and Leases Outstanding.....................           0.19%        0.37%         0.25%         0.18%      0.11%
                                                            =======      =======       =======       =======    =======



                                 Allocation of the Reserve for Loan and Lease Losses
                                                  ( In thousands )
Table 8                                                                    December 31
-------                                                                    -----------
                                                 2002          2001          2000           1999         1998
                                                 ----          ----          ----           ----         ----


Commercial.................................     $2,149         $1,540       $1,062         $1,017         $ 957
Residential--Mortgage.......................       897            958          896            800           966
Home Equity................................        135            108          111            134           136
Consumer...................................      2,675          2,688        2,579          2.145           942
Commitments................................         33             29          287            272           279
Lease Financing............................        105             91           95             30            --
Unallocated................................         74            338           64             11            24
                                                ------         ------       ------         ------        ------
  Total....................................      6,068         $5,752       $5,094         $4,409        $3,304
                                                ======         ======       ======         ======        ======

Deposits and Other Funding

     Deposit liabilities increased to $649.86 million at December 31, 2002 from $616.77 million at December 31, 2001. This is an increase of $33.09 million or 5.37%. The increase in deposit liabilities includes a net decrease of $4.5 million in brokered deposits. Growth in non-interest bearing deposits was $8.42 million or 13.09%. This growth was in both personal and business accounts. Interest bearing deposits increased $24.67 million or 4.47% in 2002 over 2002. This growth can be attributed to a new product, My Easy Access CD that was introduced in the spring of 2002. This account offers customers liquidity as well as a competitive interest rate on their deposits. Table 9 exhibits the average deposit balances for years ended December 31, 2002, 2001, and 2000, respectively. The maturities of time deposits are shown in Table 10.

     Total borrowings from the Federal Home Loan Bank of Atlanta increased $94.16 million in 2002 over 2001 to a level of $191.26 million. This increase is reflective of the leverage strategies executed during the third quarter of 2002 that totaled $80.00 million. The funds were borrowed for the purpose of investing in securities under the Company's leverage program and policy. Note 8 to the consolidated financial statements provides more detail on the line of credit.

     The Trust issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities (the "Capital Securities"). The payment terms require the Trust to distribute 9.375% annually per $10 liquidation amount of Capital Securities, with equal payments on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 1999. Under the FRB's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital. For financial statement purposes, these securities are classified as other borrowed funds. See Note 8 to the consolidated financial statements for additional detail.

                                              Average Deposit Balances
Table 9                                           ( In thousands )
                                             Deposits by Major Classification for the Years Ended December 31,
                                                   2002                     2001                      2000
                                                   -------------------------------------------------------


                                          Average                  Average                   Average
                                          Balance       Yield      Balance       Yield       Balance      Yield
                                          -------       -----      -------       -----       -------      -----


Noninterest-bearing
  demand deposits.....................   $ 65,284                 $ 57,003                  $ 55,570
Interest-bearing demand deposits......    178,572        1.07%     147,745       2.19%       142,491       3.80%
Savings deposits......................     43,655        0.62%      41,150       1.02%        43,592       1.45%
Time deposits $100,000 or more........    102,201        3.91%     122,454       5.82%       114,104       5.97%
Time deposits less than $100,000......    229,114        4.75%     250,912       5.76%       248,238       5.58%
                                         --------                 --------                  --------
  Total...............................   $618,826                 $619,264                  $603,995
                                         ========                 ========                  ========




                                              Maturity of Time Deposits
                                                  ( In thousands )
Table 10                                           December 31, 2002
                                             Greater than       Less Than
                                               $100,000         $100,000
                                               --------         --------


Maturities
3 Months or Less...........................   $  23,118          $ 51,067
3 - 6 Months...............................      14,452            43,247
6-12 Months................................      40,591            60,584
Over 1 Year................................      22,459            55,064
     -                                        ---------          --------
Total......................................   $ 100,620          $209,962
                                              =========          ========

Maturities of time deposits greater than $100,000 are as follows: 2004--$12.75 million, 2005--$8.56 million, 2006--$1.09 million.

Capital Resources

     The Bank and the Corporation are subject to risk-based capital regulations, which were adopted by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier I capital, consisting of common shareholders' equity, trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier II capital, consists of elements such as subordinated debt, mandatory convertible debt, trust issued preferred securities, and grandfathered senior debt, plus the reserve for probable loan and lease losses, subject to certain limitations.

     Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier I ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guidelines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

     On December 31, 2002, the Corporation's total risk-based capital ratio was 14.31%, well above the regulatory minimum of 8%. The Corporation's total risk-based capital ratios for year-end 2001 and 2000 were 15.54% and 14.55%, respectively.

     Total shareholders' equity increased $8.20 million to $79.28 million at December 31, 2002, from $71.08 million at year-end 2001. The equity to assets ratio at December 31, 2002, was 8.31%, compared with 8.69% at year-end 2001.

     Cash dividends of $.68 per share were paid during 2002, compared with $.66 and $.64 paid in 2001 and 2000, respectively. This represents a dividend payout rate (dividends per share divided by net income per share) of 42.76%, 43.71%, and 46.72% for 2002, 2001, and 2000, respectively.

                                            Summary of Significant Ratios
Table 11
                                                                   2002                 2001               2000
                                                                   ----                 ----               ----


Return on Average Assets......................................     1.13%               1.11%              1.03%
Return on Average Equity......................................    12.75%              13.26%             13.40%
Dividend Payout Ratio.........................................    42.76%              43.71%             46.72%
Total Equity to Total Assets at Year End......................     8.31%               8.69%              7.73%
Total Risk-based Capital Ratio................................    14.31%              15.54%             14.55%
Tier I Capital to Risk Weighted Assets........................    13.76%              14.67%             13.52%
Tier I Capital to Average Assets..............................    11.72%              11.22%             10.66%



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

Liquidity

     The objective of liquidity management is to assure that the withdrawal demands of depositors and the legitimate credit needs of the Corporation's delineated market areas are accommodated. Total liquid assets, represented by cash, federal funds sold, interest bearing deposits in banks, investment securities available for sale and loans and leases maturing within one year, amounted to $104.37 million, or 10.95% of total assets at December 31, 2002. This compares with $99.71 million or 12.19% of 2001 total assets, and $116.79 million or 13.78% of 2000 total assets.

     Additional liquidity of $10.88 million is available from unused lines of credit at various upstream correspondent banks and the FHLB of Atlanta.

Interest Rate Sensitivity

     The Corporation's primary market risk is interest rate fluctuation. Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to avoid fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

     In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management's capital plans. This modeling reflects interest rate changes and the related impact on net income over specified periods. Management does not use derivative financial instruments to manage its interest rate sensitivity. At December 31, 2002, the static gap analysis prepared by management indicated that the Corporation was asset sensitive over the next year. In computing the effect on pre-tax income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is asset sensitive there is a positive impact to income when interest rates increase. The simulation analysis shown below shows a positive impact when interest rates increase 100 or 200 basis points in 2002 and in 2001. Based on the simulation analysis performed at year-end, the Corporation estimates the following changes in income before taxes, assuming the indicated rate changes:

December 31, 2002
     +200 basis point increase........................$ 2.300 million
     +100 basis point increase........................$1.150 million
     -100 basis point decrease........................($1.614 million)
     -200 basis point decrease........................($3.229 million)
December 31, 2001
     +200 basis point increase........................$.531 million
     +100 basis point increase........................$.266 million
     -100 basis point decrease........................($.697 million)
     -200 basis point decrease........................($1.394 million)

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

     Table 12 presents the Corporation's interest rate gap position at December 31, 2002. This is a point in time position, which is continually changing and is not necessarily indicative of the Corporation's position at any other time.

                                      Summary of Interest Sensitivity Analysis
Table 12                                           (In thousands)
                                                                        As of December 31, 2002
                                                        0-90       91-365         1-5        Over 5
                                                        Days        Days         Years        Years        TOTAL


Assets
Rate Sensitive
  Interest Bearing Deposits in Banks.............    $  6,207      $     --     $     --     $     --    $  6,207
  Federal Funds Sold.............................
  Securities
    (Available-for-Sale) (1).....................      44,298        21,674      144,323        4,941     215,236
  Federal Home Loan Bank Stock...................       9,158            --           --           --       9,158
  Loans (2)......................................     265,135       149,147      247,804        3,740     665,826
        --                                           --------      --------     --------     --------    --------
      Total Rate Sensitive ......................    $324,798      $170,821     $392,127     $  8,681    $896,427
                                                                                                         ========
Liabilities
Rate Sensitive Deposits
  Savings........................................    $  2,266      $  2,266     $ 40,784     $     --    $ 45,316
  Time Deposits Less Than $100,000...............      51,067       103,830       55,064           --     209,961
  Time Deposits $100,000 or More.................      23,118        55,043       22,459           --     100,620
  IMMA, PMA & Trust DDA..........................      67,717            --       15,480           --      83,197
  ONE Accounts & Overnight Investments...........      46,466            --       86,295           --     132,761
  Federal Home Loan Bank borrowings
    and Other Borrowed Funds.....................      24,204         4,666      185,391           --     214,261
                                                     --------      --------     --------     --------    --------
  Total Rate Sensitive (3).......................    $214,838      $165,805     $405,473     $     --    $786,116

   GAP ( Rate Sensitive Assets less Rate
     Sensitive Liabilities) .....................    $109,960      $  5,016    ($ 13,346)    $  8,681    $110,311
   Cumulative GAP ...............................    $109,960      $114,976     $101,630     $110,311    $110,311

GAP to Total Assets .............................      13.44%         0.61%       -1.63%        1.06%      13.48%
Cumulative GAP to Total Assets...................      13.44%        14.05%       12.42%       13.48%

(1)  Securities are based on estimated maturities at book value.
(2) Adjustable Rate Loans are shown in the time frame corresponding to the next contractual interest rate adjustment.
(3) Transaction Accounts such as IMMA and ONE are generally assumed to be subject to repricing within five years. This is based on the Corporation's historical experience with respect to such accounts.


Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the Company's exposure to market risk see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity."

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  The  following  audited  consolidated   financial  statements  and  related
     documents are set forth in this Annual Report on Form 10-K on the following pages:

                                                                   Page Number
     Independent Auditors' Report...........................................31
     Consolidated Statements of Financial Condition.........................32
     Consolidated Statements of Income......................................33
     Consolidated Statements of Changes in Shareholders' Equity.............34
     Consolidated Statements of Cash Flows..................................35
     Notes to Consolidated Financial Statements..........................36-50

(b) The following supplementary data is set forth in this Annual Report on Form 10-K on the following pages:

     Quarterly Results of Operations.......................................50

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

     Management depends upon the Corporation's systems of internal control in meeting its responsibilities for reliable consolidated financial statements. In management's opinion, these systems provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorizations. Judgments are required to assess and balance the relative cost and expected benefits of these controls. As an integral part of the systems of internal control, the Corporation maintains a professional staff of internal auditors who conduct operational and special audits and coordinate audit coverage with the independent auditors.

     The  Corporation's   independent   auditors,   Ernst  &  Young  LLP,  whose
independent   professional   opinion  appears   separately,   have  audited  the
consolidated financial statements.

     The Audit Committee of the Board of Directors, composed solely of independent directors, meets periodically with the internal auditors, the independent auditors, and management to review the work of each and evaluate whether each is properly discharging its responsibilities. The independent auditors have open and unimpaired access to the Audit Committee to discuss the results of their audit work, their evaluations of the adequacy of internal controls, and the quality of financial reporting.

           William B. Grant                         Robert W. Kurtz
  Chairman and Chief Executive Officer    President and Chief Financial Officer
       First United Corporation                First United Corporation
                 and                                     and
       First United Bank & Trust               First United Bank & Trust

                         Report of Independent Auditors

     We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



Baltimore, Maryland
February 14, 2003

                    First United Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition
                    (In thousands, except per share amounts)

                                                                                               December 31
                                                                                          2002              2001
                                                                                          ----------------------


Assets
Cash and due from banks..............................................................    $ 18,242        $ 22,827
Federal funds sold...................................................................           0           9,875
Interest-bearing deposits in banks...................................................       6,207           1,167
Investment securities available for sale at market value (amortized cost--
    $210,005 and $129,776 at December 31, 2002 and 2001, respectively)...............     215,236         130,692
Federal Home Loan Bank stock, at cost................................................       9,158           5,950
Loans and leases.....................................................................     665,826         609,553
Reserve for probable loan and lease losses...........................................      (6,068)         (5,752)
                                                                                         --------        --------
Net loans and leases.................................................................     659,758         603,801
Bank premises and equipment..........................................................      13,163          11,527
Accrued interest receivable and other assets.........................................      31,913          32,274
                                                                                         --------        --------
Total Assets.........................................................................    $953,677        $818,113
                                                                                         ========        ========
Liabilities and Shareholders' Equity
Liabilities:
  Noninterest-bearing deposits.......................................................    $ 72,789        $ 64,366
  Interest-bearing deposits..........................................................     577,071         552,403
                                                                                         --------        --------
Total deposits.......................................................................     649,860         616,769
Federal Home Loan Bank borrowings and other borrowed funds...........................     214,261         120,104
Reserve for taxes, interest and other liabilities....................................       9,211           9,132
Dividends payable....................................................................       1,062           1,032
                                                                                         --------        --------
Total Liabilities....................................................................     874,394         747,037
                                                                                         --------        --------
Shareholders' Equity:
  Preferred stock--no par value;
    authorized and unissued 2,000 shares
  Capital stock--par value $.01 per share;
    authorized 25,000 shares, issued and outstanding 6,081
      shares at December 31, 2002 and 2001...........................................          61              61
  Surplus............................................................................      20,199          20,199
  Retained earnings..................................................................      55,743          50,254
  Accumulated other comprehensive income.............................................       3,280             562
                                                                                         --------        --------
Total Shareholders' Equity...........................................................      79,283          71,076
                                                                                         --------        --------
Total Liabilities and Shareholders' Equity...........................................    $953,677        $818,113
                                                                                         ========        ========


See notes to consolidated financial statements.

                                      First United Corporation and Subsidiaries
                                          Consolidated Statements of Income
                                      (In thousands, except per share amounts)

                                                                                  Year ended December 31
                                                                        2002               2001             2000
                                                                        ----------------------------------------


Interest income
Interest and fees on loans and leases............................      $ 48,982          $ 53,654        $ 53,108
Interest on investment  securities:
  Taxable........................................................         7,147             8,074           9,074
  Exempt from federal income taxes...............................         1,397             1,110           1,177
                                                                       --------          --------        --------
                                                                          8,544             9,184          10,251
Interest on federal funds sold...................................            63               391             157
                                                                       --------          --------        --------
Total interest income............................................        57,589            63,229          63,516
Interest expense
Interest on deposits:
  Savings........................................................           269               421             633
  Interest-bearing transaction accounts..........................         1,907             3,238           5,413
  Time, $100,000 or more.........................................         4,001             7,128           6,812
  Other time.....................................................        10,893            14,457          13,863
Interest on Federal Home Loan Bank borrowings
  and other borrowed funds.......................................         8,632             8,134           8,318
                                                                       --------          --------        --------
Total interest expense...........................................        25,702            33,378          35,039
                                                                       --------          --------        --------
Net interest income..............................................        31,889            29,851          28,477
Provision for probable loan and lease losses.....................         1,506             2,926           2,198
                                                                       --------          --------        --------
Net interest income after provision for
   probable loan and lease losses................................        30,381            26,925          26,279

Other operating income
Trust Department income..........................................         2,146             2,511           2,275
Service charges on deposit accounts..............................         2,718             2,434           2,063
Insurance premium income.........................................         1,215             1,049           1,008
Security (losses) gains .........................................          (366)              578            (123)
Other income.....................................................         3,294             2,742           2,566
                                                                       --------          --------        --------
Total other operating income.....................................         9,007             9,314           7,789

Other operating expense
Salaries and employee benefits...................................        13,922            12,500          11,359
Occupancy expense of premises....................................         1,293             1,251           1,100
Equipment expense................................................         2,090             1,853           1,811
Data processing expense..........................................         1,160             1,049           1,070
Deposit assessment and related fees..............................           169               177             188
Other expense....................................................         7,404             6,551           6,467
                                                                       --------          --------        --------
Total other operating expense....................................        26,038            23,381          21,995
                                                                       --------          --------        --------

Income before income taxes.......................................        13,350            12,858          12,073
Applicable income taxes..........................................         3,695             3,689           3,762
                                                                       --------          --------        --------
Net income.......................................................        $9,655           $ 9,169         $ 8,311
                                                                       ========          ========        ========
Earnings per share...............................................         $1.59             $1.51           $1.37
                                                                       ========          ========        ========

See notes to consolidated financial statements.


                    First United Corporation and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity
                    (In thousands, except per share amounts)


                                                                                        Accumulated
                                                                                           Other         Total
                                                     Capital               Retained  Comprehensive  Shareholders'
                                                      Stock     Surplus    Earnings      Income        Equity
                                                      --------------------------------------------------------


Balance at January 1, 2000........................   $ 61       $20,269     $40,729     $(2,963)      $ 58,096
Net unrealized gains on investment securities,
  net of income tax benefit of $1,939.............                                        3,082          3,082
Net income for the year...........................                            8,311                      8,311
                                                                                                      --------
Comprehensive income..............................                                                      11,393
Acquisition and retirement of common stock........                  (70)                                   (70)
Cash dividends--$.64 per share....................                           (3,908)                    (3,908)
                                                   ------       -------     -------     -------       --------
Balance at December 31, 2000......................     61        20,199      45,132        119          65,511
Net unrealized gains on investment securities,
  net of income tax benefit of $278...............                              443                        443
                                                                                                      --------
Net income for the year...........................                            9,169                      9,169
Comprehensive income..............................                                                       9,612
Cash dividends--$.66 per share....................                           (4,047)                    (4,047)
                                                   ------       -------     -------     -------       --------
Balance at December 31, 2001......................     61        20,199      50,254        562          71,076
Net unrealized gains on investment securities,
  net of income tax benefit of $1,597.............                                       2,718           2,718
Net income for the year...........................                            9,655                      9,655
                                                                                                      --------
Comprehensive income..............................                                                      12,373
Cash dividends--$.68 per share....................                           (4,166)                    (4,166)
                                                   ------       -------     -------     -------       --------
Balance at December 31, 2002......................   $ 61       $20,199     $55,743     $ 3,280       $ 79,283
                                                   ======       =======     =======     =======       ========

See notes to consolidated financial statements.

                    First United Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Year ended December 31
                                                                     2002                 2001              2000
                                                                     -------------------------------------------


Operating activities
Net income....................................................      $9,655            $  9,169           $  8,311
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for probable loan and lease losses..............       1,506               2,926              2,198
    Provision for depreciation................................       1,748               1,597              1,546
    Net accretion and amortization of investment
      security discounts and premiums.........................        (995)                (28)               (13)
    Loss (gain) on sale of investment securities..............         366                (578)               123
    Decrease (Increase) in accrued interest receivable
      and other assets........................................         361             (11,332)             2,218
    Increase in reserve for taxes, interest
      and other liabilities...................................          79                  27                462
                                                                  --------            --------           --------
    Net cash provided by (used in) operating activities.......      12,720               1,781             14,845
Investing activities
Net decrease  in interest-bearing deposits in banks...........       5,041              19,367                216
Proceeds from maturities and sales of investment
  securities available for sale...............................      69,529             259,050            210,927
Purchases of available for sale investment securities.........    (160,806)           (235,835)          (210,983)
Purchase of Federal Home Loan Bank Stock......................
Net (increase) decrease in loans and leases...................     (57,463)              2,826            (49,400)
Purchase of premises and equipment............................      (3,384)             (2,293)            (2,617)
                                                                  --------            --------           --------
Net cash (used in) provided by investing activities...........    (150,292)             43,115            (51,857)
Financing activities
Net increase (decrease) in demand deposits, NOW accounts
  and savings accounts........................................      70,125              (3,297)            24,550
Net (decrease) increase in certificates of deposit............     (37,034)            (29,911)            26,855
Increase (decrease) in Federal Home Loan Bank borrowings
  and other borrowed funds....................................      94,157              (1,896)            (5,000)
Cash dividends paid...........................................      (4,136)             (4,011)            (3,896)
Acquisition and retirement of common stock....................          --                  --                (70)
                                                                  --------            --------           --------
Net cash provided by (used in) financing activities...........     123,112             (39,115)            42,439
(Decrease) increase in cash and cash equivalents..............     (14,460)              5,781              5,427
Cash and cash equivalents at beginning of year................      32,702              26,921             21,494
                                                                  --------            --------           --------
Cash and cash equivalents at end of year......................     $18,242             $32,702            $26,921
                                                                  ========            ========           ========

See notes to consolidated financial statements.

                    First United Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation
     The  accompanying   financial   statements  of  First  United   Corporation
(Corporation) include the accounts of its wholly owned subsidiaries, First United Bank & Trust (Bank), Oakfirst Life Insurance Corporation, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, and First United Capital Trust. All significant intercompany accounts and transactions have been eliminated.

Business
     First United Corporation is a registered financial holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust, OakFirst Life Insurance Corporation, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, and First United Capital Trust. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of twenty offices and thirty automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC are finance companies. First United Capital Trust is a Delaware Business Trust.

Basis of Presentation
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require the Corporation to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2002 presentation.

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

Loans
     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off generally are reported at their outstanding loan balance.

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

Trust Assets and Income
     Assets held in an agency or fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated statements of financial condition. Income from the Bank's Trust Department represents fees charged to customers and is recorded on an accrual basis.

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

     Pursuant  to the  terms of  noncancelable  lease  agreements  in  effect at
December 31, 2002, pertaining to banking premises, future minimum rent commitments under various operating leases are as follows: 2003--$.33 million, 2004--$.33 million, 2005--$.33 million. The leases contain options to extend for periods from 1 to 5 years. The cost of such rentals is not included in the aforementioned amounts. Total rent expense for the years ended December 31, 2002, 2001, and 2000 amounted to $.33 million, $.32 million, and $.29 million, respectively.

Reserve for Probable Loan and Lease Losses

     The reserve for probable loan and lease losses is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the loan loss reserve is based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgement, deserve current recognition. The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of probable losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured or for the SBA guaranteed portion of loans.

Income Taxes

     The Corporation accounts for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes adjusted for changes in any deferred tax asset allowance. In 2001, the Corporation established First United Investment Trust, a Maryland real estate investment trust, and its parent company, First United Capital Investments, a Delaware Corporation, as subsidiaries of First United Bank & Trust. The establishment of these entities eliminated most of the income taxes due to the state of Maryland and income taxes due to the state of West Virginia.

Statement of Cash Flows

     The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet captions "Cash and due from banks" and "Federal funds sold." The Corporation paid $26.38, $34.08, and $34.57 million in interest on deposits and other borrowed funds for the years ending December 31, 2002, 2001, and 2000, respectively.

Earnings Per Share

     Earnings per share ("basic") was computed based on the weighted average number of common shares outstanding of 6,081 million for 2002, 2001, and 2000, respectively. The Corporation does not have any common stock equivalents.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130") establishes standards for the reporting and disclosure of comprehensive income and its components in the financial statements. Accumulated other comprehensive income represents the unrealized gains and losses on the Corporation's available-for-sale investment securities, net of income taxes. For the years ended December 31, 2002, 2001 and 2000 total comprehensive income, net income plus the change in unrealized gains on investment securities, net of income taxes, amounted to $12.37, $9.61, and $11.39 million, respectively.

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

New Accounting Pronouncements

     In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"), was issued. In accordance with Statement No. 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized, but instead be subject to an annual impairment test. Other intangible assets will continue to be amortized over their estimated useful lives. Statement No. 142 became effective for fiscal years beginning after December 15, 2001. Through a transitional evaluation completed by an independent third party prior to September 30, 2002, the Corporation determined that none of the goodwill carried on its books as of January 1, 2002 was subject to impairment. This evaluation is completed on an annual basis, and in a subsequent evaluation dated December 31, 2002, the Corporation determined none of the $0.79 million goodwill carried on its books as of December 31, 2002 was subject to impairment.

     In October 2002, Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9", was issued. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution that does not qualify as a business combination. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, "Business Combinations." As discussed in
Note 17, on February 13, 2003, the Corporation entered into a Purchase and Assumption Agreement to purchase four branches of Huntington National Bank. The Corporation is currently assessing the impact this statement will have on its accounting for these branch acquisitions.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2002, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the Corporation and the Bank were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentage shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

                                                                                               To Be Well
                                                                                               Capitalized Under
                                                                             For Capital       Prompt Corrective
                                                         Actual           Adequacy Purposes    Action Provisions


(in thousands)                                      Amount      Ratio     Amount     Ratio      Amount    Ratio

December 31, 2002
Total Capital (to Risk Weighted Assets)
  Consolidated.................................    $104,283      14.31%   $58,306     8.00%     $72,882   10.00%
  First United Bank............................      93,285      12.87%    57,978     8.00%      72,472   10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated.................................     100,287      13.76%    29,153     4.00%      43,729    6.00%
  First United Bank............................      87,338      12.05%    28,989     4.00%      43,483    6.00%
Tier I Capital (to Average Assets)
  Consolidated.................................     100,287      11.72%    25,679     3.00%      42,798    5.00%
  First United Bank............................      87,338      10.31%    25,403     3.00%      42,339    5.00%
December 31, 2001
Total Capital (to Risk Weighted Assets)
  Consolidated.................................    $ 98,477      15.54%   $50,586     8.00%     $63,233   10.00%
  First United Bank............................      88,771      14.22%    50,290     8.00%      62,862   10.00%
Tier I Capital (to Risk Weighted Assets)
  Consolidated.................................      92,967      14.67%    25,293     4.00%      37,940    6.00%
  First United Bank............................      83,096      13.31%    25,145     4.00%      37,717    6.00%
Tier I Capital (to Average Assets)
  Consolidated.................................      92,967      11.22%    24,866     3.00%      41,443    5.00%
  First United Bank............................      83,096      10.19%    24,663     3.00%      41,104    5.00%


3. Investment Securities

     The following is a comparison of amortized cost and market values of available-for-sale securities and held-to-maturity securities:

                                                                            Available-for-Sale Securities


                                                                                Gross          Gross
                                                                 Amortized   Unrealized     Unrealized     Market
(in thousands)                                                     Cost         Gains         Losses        Value
--------------                                                     ----         -----         ------        -----

December 31, 2002
U. S. Treasury securities and obligations of
  U. S. government agencies...................................   $  30,236     $   459        $   --       $ 30,695
Obligations of states and political subdivisions..............      30,361         996             2         31,354
Mortgage-backed securities....................................     120,647       2,704            --        123,351
U.S. corporate securities.....................................      22,123       1,109            79         23,153
                                                                 ---------     -------       -------        -------
Total debt securities.........................................     203,367       5,268            82        208,553
Equity securities.............................................       6,638          45            --          6,683
                                                                 ---------     -------       -------        -------
Totals........................................................   $ 210,005     $ 5,313        $   82       $215,236
                                                                 =========     =======       =======        =======


                                                                                Available-for-Sale Securities
                                                                                     Gross           Gross
                                                                      Amortized    Unrealized      Unrealized      Market
(in thousands)                                                          Cost         Gains           Losses        Value
------------------------------------------------------------------------------------------------------------------------
December 31, 2001
U. S. Treasury securities and obligations of
  U. S. government agencies.................................         $ 31,454        $  412        $     1      $ 31,865
Obligations of states and political subdivisions............           26,131           194            410        25,915
Mortgage-backed securities..................................           47,918           775            213        48,480
U.S. corporate securities...................................           17,182           255            101        17,336
                                                                     --------        ------        -------      --------
Total debt securities.......................................          122,685         1,636            725       123,596
Equity securities...........................................            7,091             5             --         7,096
                                                                     --------        ------        -------      --------
Totals......................................................         $129,776        $1,641        $ 1,725      $130,692
                                                                     ========        ======        =======      ========


     During the years ended December 31, 2002, 2001 and 2000, available-for-sale securities with a fair market value at the date of sale of $1.16, $29.67, and $34.99 million, respectively, were sold. The gross realized gains on such sales totaled $.0, $.51, and $.27 million, respectively. The gross realized losses on the sales were $.01, $.01, and $.39 million, respectively. Additionally, available-for-sale securities totaling $17.35 million were called in 2002.

     At December 31, 2002, the Corporation recognized a $.36 million realized loss on investment securities related to an other-than-temporary impairment write-down of its investment in Federal Home Loan Mortgage Corporation preferred stock. The loss was recognized because the fair value of the investments had been below cost for several months, a key determinant of when a security is considered other-than-temporarily impaired under generally accepted accounting principles.

     The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Equity securities consist of various money market accounts and FHLMC Preferred Stock. These securities have no maturity and therefore are classified in the "Due after ten years" maturity line.


(in thousands)                               Available-for-Sale Securities


                                               Amortized         Market
                                                 Cost            Value


Due in one year or less...................    $   1,385         $   1,402
Due after one year through five years.....       16,923            17,777
Due after five years through ten years....       17,417            17,932
Due after ten years.......................      174,280           178,125
                                              ---------         ---------
                                               $210,005         $ 215,236
                                              =========         =========

     At December 31, 2002, investment securities with a market value of $119.43 million were pledged to secure public and trust deposits as required or permitted by law.

4. Reserve for Probable Loan and Lease Losses

     Activity in the reserve for probable loan and lease losses is summarized as follows:

(in thousands)                                                                   2002           2001        2000
----------------------------------------------------------------------------------------------------------------


Balance at January 1....................................................        $5,752         $5,094      $4,409
Provision charged to operating expense..................................         1,506          2,926       2,198
                                                                                 7,258          8,020       6,607
Gross credit losses.....................................................        (1,829)        (2,634)     (1,832)
Recoveries..............................................................           639            366         319
                                                                                    --             --          --
Net credit losses.......................................................        (1,190)        (2,268)     (1,513)
                                                                                ------         ------      ------
Balance at December 31..................................................        $6,068         $5,752      $5,094
                    ===                                                         ======         ======      ======

     Non-accruing loans were $1.85, $3.20, and $1.07 million at December 31, 2002, 2001 and 2000, respectively. Interest income not recognized as a result of non-accruing loans was $.03, $.05, and $.01 million during the years ended December 31, 2002, 2001, and 2000, respectively.

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

                                            December 31, 2002
                                            -----------------


                                    Loans         Loan
(in thousands)                    & Leases    Commitments      Total
--------------                    --------    -----------      -----


Commercial.......................  $242,470     $34,741     $277,211
Residential--construction........    11,072       7,413       18,485
Residential--mortgage............   233,886      23,871      257,757
Installment......................   173,579       1,856      175,435
Lease financing..................     4,819          --        4,819
Letters of credit................        --       1,873        1,873
                                   --------    --------     --------
                                   $665,826     $69,754     $735,580
                                   ========    ========     ========

                                           December 31, 2001
                                           -----------------

                                     Loans         Loan
(in thousands)                      & Leases    Commitments      Total
--------------                      --------    -----------      -----


Commercial........................  $189,343        $20,172    $209,515
Real estate--construction.........     8,578          5,413      13,991
Real estate--mortgage.............   238,016         21,504     259,520
Installment.......................   164,297          3,825     168,122
Lease financing...................     9,319             --       9,319
Letters of credit.................        --          2,274       2,274
                                    --------        -------    --------
                                    $609,553        $53,188    $662,741
                                    ========        =======    ========

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

     Commercial loans are collateralized by real estate and equipment, and the loan-to-value ratios generally do not exceed 75 percent. Real estate mortgage loans are collateralized by the related property, and the loan-to-value ratios generally do not exceed 89 percent. Any consumer real estate mortgage loan exceeding a loan-to-value ratio of 89 percent requires private mortgage insurance. Installment loans are typically collateralized with loan-to-value ratios which are established based on the financial condition of the borrower and generally range from 80 percent to 90 percent of the amount of the loan. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

6. Bank Premises and Equipment

   The composition of Bank premises and equipment is as follows:

(in thousands)                                               2002         2001
------------------------------------------------------------------------------

Bank premises............................................   $12,131     $11,045
Equipment................................................    20,359      18,112
                                                            -------     -------
                                                             32,490      29,157
Less accumulated depreciation............................   (19,327)    (17,630)
                                                            -------     -------
Total....................................................   $13,163     $11,527
                                                            =======     =======

     The Corporation recorded depreciation expense of $1.77, $1.60, and $1.55 million in 2002, 2001 and 2000, respectively.

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

     The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows:

                                                               2002                              2001
                                                               --------------------------------------
                                                      Carrying          Fair           Carrying          Fair
(in thousands)                                         Amount           Value           Amount           Value
--------------------------------------------------------------------------------------------------------------


Cash and due from banks........................       $ 18,242         $18,242          $ 22,827       $ 22,827
Federal funds sold.............................              0               0             9,875          9,875
Interest-bearing deposits in banks                       6,207           6,207             1,167          1,167
Investment securities..........................        215,236         215,236           130,692        130,692
Federal Home Loan Bank stock                             9,158           9,158             5,950          5,950
Loans and leases...............................        665,826         672,031           609,553        619,078
Deposits ......................................        649,860         654,008           616,769        623,007
Federal Home Loan Bank borrowings and
  other borrowed funds.........................        214,260         231,574           120,104        134,261

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

     Cash and due from banks: The carrying amounts as reported in the statement of financial condition for cash and due from banks approximate those assets' fair values.
     Federal Funds Sold: The carrying amount of federal funds sold approximate their fair values.
     Interest-Bearing Deposits in Banks: The carrying amount of interest-bearing deposits maturing within ninety days approximate their fair values.
     Investment Securities: Fair values of investment securities are based on quoted market values.
     Federal Home Loan Bank Stock: The carrying value of Federal Home Loan stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.
     Loans and Leases: For variable rate loans and leases that reprice frequently or "in one year or less," and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.
     Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable rate certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.
     Federal Home Loan Bank Borrowings and Other Borrowed Funds: The fair value of the Corporation's Federal Home Loan Bank borrowings is calculated based on the discounted value of contractural cash flows, using rates currently existing for borrowings from the Federal Home Loan Bank with similar remaining maturities. The fair value of the Corporation's other long-term debt, the trust issued guaranteed preferred beneficial interests in the Corporation's junior subordinated deferrable interest debentures, is based upon its quoted market price. The carrying amounts of federal funds purchased approximate their fair values.
     Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. As a result of excessive costs, the Corporation considers estimation of fair values for commitments and standby letters of credit to be impracticable. The Corporation does not have any derivative financial instruments at December 31, 2002 or 2001.

8. Federal Home Loan Bank (FHLB) Advances and Other Borrowings Borrowings consist of the following:

December 31, 2002 (in thousands)
Federal funds purchased, weighted average interest rate of 1.51% at December 31, 2002..............   $ 16,200
FHLB advances payable to FHLB of Atlanta,
  secured by all FHLB stock and certain first mortgage loans:
    Due August 25, 2004 @ 5.84%....................................................................     11,500
    Due February 1, 2005 @ 6.42%, convertible on February 01, 2003.................................     15,000
    Due July 19, 2007@ 3.70%, convertible on July 19, 2004.........................................     10,000
    Due July 19, 2007 @ 3.89%, amortizing advance..................................................     18,333
    Due September 20, 2007 @ 3.18%, amortizing advance.............................................      9,500
    Due September 26, 2007 @ 4.83%.................................................................      5,000
    Due February 4, 2008 @ 5.49%, convertible on February 04, 2003.................................     10,000
    Due September 8, 2009 @ 6.27%, convertible on September 08, 2004...............................     11,500
    Due September 13, 2010 @ 5.57%, convertible on March 13, 2003..................................     25,000
    Due January 5, 2011 @ 4.93%, convertible on January 05, 2003...................................     10,000
    Due October 24, 2011 @ 4.31%, convertible on October 24, 2006..................................     13,000
    Due July 19, 2012 @ 4.17%, convertible on July 19, 2003........................................     10,000
    Due September 19, 2012 @ 3.48%, convertible on September 19, 2003..............................     15.000
    Due September 19, 2012 @ 4.19%, amortizing advance.............................................      9,750
    Due May 2, 2016 @ 2.75%, amortizing advance....................................................      1,088
    Due March 31, 2017 @ 2.75%, amortizing advance.................................................        390
Trust issued guaranteed preferred beneficial interests in the Corporation's
  junior subordinated deferrable interest debentures @ 9.375%, maturing in August 2029.............     23,000
                                                                                                      --------
              Total................................................................................   $214,261
                                                                                                      ========

December 31, 2001 (in thousands)
Federal funds purchased, weighted average interest rate of 2.75% at December 31, 2001..............   $  1,104
FHLB advances payable to FHLB of Atlanta,
  secured by all FHLB stock and certain first mortgage loans:
    Due August 25, 2004 @ 5.84%....................................................................     11,500
    Due February 1, 2005 @ 6.42%, convertible on February 1, 2002..................................     15,000
    Due February 4, 2008 @ 5.49%, convertible on February 4, 2003..................................     10,000
    Due September 8, 2009 @ 6.27%, convertible on September 8, 2004................................     11,500
    Due September 13, 2010 @ 5.57%, convertible on March 13, 2001..................................     25,000
    Due January 5, 2011 @ 4.93%, convertible on January 5, 2002....................................     10,000
    Due October 24, 2011 @ 4.31%, convertible on October 24, 2006..................................     13,000
Trust issued guaranteed preferred beneficial interests in the Corporation's
  junior subordinated deferrable interest debentures @ 9.375%, maturing in August 2029.............     23,000
                                                                                                      --------
              Total................................................................................   $120,104
                                                                                                      ========

     The Corporation, through its banking subsidiary, First United Bank & Trust, has a borrowing capacity agreement with the FHLB of Atlanta in an amount equal to 29% of the Bank's assets. At December 31, 2002, the line of credit equaled $274.52 million. This line of credit can only be utilized to the extent of available collateral. It is secured with a blanket lien on the 1-4 family mortgage portfolio, a blanket lien on the commercial real estate loan portfolio, and certain investment securities. The collateralized line of credit totaled $224.88 million at December 31, 2002.

     First United Capital Trust (the "Trust"), a Delaware Business trust organized by the Corporation on July 19, 1999, issued $23.00 million of aggregate liquidation amount of 9.375% Preferred Securities (the "Capital Securities"). The payment terms require the Trust to distribute 9.375% annually per $10 liquidation amount of Capital Securities in equal payments on March 31, June 30, September 30 and December 31 of each year, beginning September 30,
1999. Under the Federal Reserve's current risk-based capital guidelines, the capital securities are includable in the Corporation's Tier I and Tier II capital ratios. For financial reporting purposes, the Trust is treated as a wholly owned subsidiary of the Corporation. The Capital Securities represent preferred undivided interests in the assets of the Trust, and are classified in the Corporation's consolidated balance sheet as other long term debt, with distributions on the securities included in interest expense.

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

     Holders of the Capital Securities receive preferential cumulative cash distributions quarterly on each distribution date at the distribution rate stated above unless the Corporation exercises its right to extend the payment of interest on the Junior Subordinated Debentures for up to 20 quarterly periods, in which case payment of distributions on the Capital Securities will be deferred for a comparable period. During an extended interest period, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. The agreements governing the Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by the Corporation of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Capital Securities. The obligations of the Corporation under this guarantee and the Capital Securities are subordinate and junior in right of payment to all senior indebtedness of the Corporation

     The Capital Securities are mandatorily redeemable in whole, but not in part, upon repayment at the stated maturity dates of the Junior Subordinated Debentures or the earlier redemption of the Junior Subordinated Debentures in whole upon the occurrence of one or more tax, investment company, or capital treatment events (Events) set forth in the indentures relating to the Capital Securities, and in whole or in part at any time after September 30, 2004, the stated optional redemption date, contemporaneously with the Corporation's optional redemption of the related Junior Subordinated Debentures in whole or in part. The Junior Subordinated Debentures are redeemable prior to their stated maturity date at the Corporation's option (i) on or after the stated optional redemption dates, in whole at any time or in part from time to time, or (ii) in whole, but not in part, at any time within 90 days following the occurrence and during the continuation of one or more of the Events, in each case subject to possible regulatory approval.

     The Corporation's banking subsidiary First United Bank & Trust has established various unsecured lines of credit totaling $5.0 million at various upstream correspondent banks. The Bank has also established $7.00 million reverse repurchase lines of credit with correspondent banks. As of December 31, 2002, the Corporation had $5 million in borrowings with these correspondent banks. The Corporation utilizes the lines to meet daily liquidity requirements and does not rely on lines of credit as a source of long term liquidity.

     Maturities of FHLB advances are as follows: 2003, $7.04 million; 2004, $18.54 million; 2005, $22.04 million; 2006, $7.04 million; 2007, $4.55 million.

9. Income Taxes

     A reconciliation of the statutory income tax at the applicable rates to the income tax expense included in the statement of income is as follows:

                                                                                 2002           2001        2000
Income before income taxes..............................................      $13,350        $12,858     $12,073
Statutory income tax rate...............................................           35%            34%         34%
                                                                              -------        -------     -------
Income tax..............................................................        4,673          4,372       4,105
State income tax, net of federal tax benefit............................        (103)             15         318
                                                                              -------        -------     -------
Effect of nontaxable interest and loan income...........................         (563)          (484)       (499)
Effect of nontaxable premium income.....................................          (57)           (80)       (127)
Effect of nontaxable dividend income....................................          (83)           (74)        (28)
Effect of nontaxable increase in value of contracts.....................         (336)          (203)         --
Effect of TEFRA interest limitation.....................................           52             67          75
Other...................................................................          112             76         (82)
                                                                              -------        -------     -------
Income tax expense for the year.........................................      $ 3,695        $ 3,689     $ 3,762
                                                                              =======        =======     =======

Taxes currently payable.................................................        3,233            552       3,108
Deferred taxes (benefit)................................................          462          3,137         654
                                                                              -------        -------     -------
Income tax expense for the year.........................................      $ 3,695        $ 3,689     $ 3,762
                                                                              =======        =======     =======



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:


                                                                                           2002             2001
-----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserve for probable loan and lease losses.......................................      $ 2,413          $ 2,235
  Deferred loan origination fees...................................................           60               59
  State tax loss carry forwards....................................................          483              258
  Deferred compensation............................................................          329              246
  Employee compensation............................................................          142               --
  Alternative minimum tax credit...................................................           --               67
  Other............................................................................           53              113
                                                                                         -------          -------
    Total deferred tax assets......................................................        3,480            2,978
  Valuation allowance..............................................................         (321)            (305)
                                                                                         -------          -------
    Total deferred tax assets less valuation allowance.............................        3,159            2,673
Deferred tax liabilities:
  Dividend from real estate investment trust.......................................       (2,478)          (2,369)
  Auto Leasing.....................................................................       (1,697)          (1,536)
  Pension..........................................................................         (733)            (554)
  Depreciation.....................................................................       (1,114)            (667)
  Employee compensation............................................................          (28)             (40)
  Unrealized gain on investment securities.........................................       (1,951)            (354)
  Prepaid expenses.................................................................         (129)             (90)
  Other............................................................................          (56)             (31)
                                                                                         -------          --------
    Total deferred tax liability...................................................       (8,186)          (5,641)
                                                                                         -------          --------
Net deferred tax liability.........................................................      $(5,027)         $(2,698)
                                                                                         =======          ========



     During 2002, the Corporation increased its valuation allowance for certain state loss carry forwards generated during the year. The state loss carry forwards will expire commencing in 2019.

     The Corporation made income tax payments of $3.30 million, $.04 million, and $4.51 million for the years ending December 31, 2002, 2001, and 2000, respectively.

10. Employee Benefit Plans

     The Corporation sponsors a noncontributory defined benefit pension plan covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees' compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's funding requirements.

     The following table summarizes benefit obligation and plan asset activity for the Corporation's pension plan:


   (in thousands)                                                                          2002            2001
   ------------------------------------------------------------------------------------------------------------


Change in Benefit Obligation
   Obligation at the beginning of the year ........................................      $10,724          $ 9,651
   Service cost....................................................................          494              434
   Interest cost...................................................................          809              711
   Amendments......................................................................          204                0
   Assumptions.....................................................................          825              289
   Actual loss.....................................................................          461               24
   Benefits paid...................................................................         (393)            (385)
                                                                                         -------          -------
   Obligation at the end of the year...............................................       13,124          $10,724
                                                                                         =======          =======
Change in Plan Assets
   Fair value at the beginning of the year ........................................       11,673          $11,407
   Actual return on plan assets....................................................         (928)             350
   Employer contribution...........................................................          799              301
   Benefits paid...................................................................         (393)            (385)
                                                                                         -------          -------
   Fair value at the end of the year...............................................       11,151          $11,673
                                                                                         =======          =======
Funded Status......................................................................       (1,973)             949
Unrecognized  actuarial gain.......................................................        4,193            1,034
Unrecognized prior service cost....................................................          172              (22)
Unrecognized transition asset......................................................         (488)            (527)
                                                                                         -------          -------
Prepaid benefit cost...............................................................        1,905          $ 1,434
                                                                                         =======          =======
Discount rate......................................................................        6.75%            7.25%
Expected return on assets..........................................................        8.25%            8.25%
Rate of pay increase...............................................................        4.00%            4.00%


                                                                                2002          2001         2000
                                                                                -------------------------------

Net Pension cost included the following:
   Service costs--benefits earned during the year........................     $  494         $ 434         $ 368
   Interest cost on projected benefit obligation.........................        809           711           651
   Actual return on plan assets..........................................        928          (350)         (246)
   Net amortization and deferral.........................................     (1,903)         (637)         (729)
                                                                              ------         -----         -----
   Net pension expense included in employee benefits.....................     $  328         $ 159         $  44
                                                                              ======         =====         =====



401(k) Profit Sharing Plan

     The First United Bank & Trust 401(k) Profit Sharing Plan ("the 401(k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute to the plan through payroll deductions. Contributions up to 6% of an employee's base salary are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.20, $.30, and $.16 million in 2002, 2001 and 2000, respectively.

Supplemental Executive Retirement Plan

   During 2001, the Corporation established an unfunded supplemental executive retirement plan (SERP) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Corporation acquired bank owned life insurance
(BOLI) policies on the senior management personnel and officers of the Corporation. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI are intended to provide a source of funds for the payment of the SERP benefits and other employee benefit costs. The cash surrender value of the BOLI is $19.56 million and is reported in other assets in the statement of financial condition. The SERP expense for 2002 was approximately $.21 million, and the SERP liability outstanding at December 31, 2002 was approximately $0.23 million.

11. Federal Reserve Requirements

     The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2002, the daily average amount of these required reserves was approximately $8.20 million.

12. Restrictions on Subsidiary Dividends, Loans or Advances

     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. Although no transfers were made, $10.42 million in funds were available for transfer from the Bank to the Corporation in the form of loans as of December 31, 2002.

13. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition                      December 31,
                                                               2002       2001
                                                               ----       ----

Assets
Cash.....................................................   $  1,155    $ 1,157
Investment securities....................................      1,520      1,451
Investment in bank subsidiary............................     91,274     84,390
Dividend receivable and other assets.....................      2,427      1,749
Investment in non-bank subsidiary........................      6,997      6,405
                                                            --------    -------
Total Assets.............................................    103,373    $95,152
                                                            ========    =======
Liabilities and Shareholder's Equity
Reserve for taxes, interest, and other liabilities.......   $     28    $    44
Dividends payable........................................      1,062      1,032
Other long term debt.....................................     23,000     23,000
Shareholders' equity.....................................     79,283     71,076
                                                            --------    -------
Total Liabilities and Shareholder's Equity...............   $103,373    $95,152
                                                            ========    =======


Year ended December 31
Condensed Statements of Income                                                   2002           2001        2000
----------------------------------------------------------------------------------------------------------------


Income:
Dividend income from subsidiaries.......................................        $6,670         $7,110      $2,566
Other income............................................................            86            103         147
                                                                                ------         ------      ------
Total income............................................................         6,756          7,213       2,713
                                                                                ======         ======      ======
Expense:
Other expenses..........................................................         2,196          2,205       2,188
                                                                                ------         ------      ------
Total expense...........................................................         2,196          2,205       2,188
                                                                                ------         ------      ------
Income before income taxes and equity in undistributed
  net income of subsidiaries............................................         4,560          5,008         525
Applicable income taxes.................................................            --             --          --
Equity in undistributed net income (loss) of subsidiaries:
  Bank..................................................................         4,984          4,455       8,113
  Non-bank..............................................................           111           (294)       (327)
                                                                                ------         ------      ------
Net income .............................................................        $9,655         $9,169      $8,311
                                                                                ======         ======      ======



Condensed Statements of Cash Flows
                                                                                       Year ended December 31
(in thousands)                                                                   2002           2001        2000
----------------------------------------------------------------------------------------------------------------


Operating activities
Net income..............................................................        $9,655         $9,169      $8,311
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Equity in undistributed net income of subsidiaries..................        (5,095)        (4,161)     (7,786)
    (Increase) decrease in other assets.................................          (678)          (660)        127
    (Decrease) increase in other liabilities............................           (16)            --          44
    Increase (decrease) in dividends payable............................            30             36          27
                                                                                ------         ------      ------
Net cash provided by operating activities...............................         3,923          4,384         723

Investing activities
Purchase of investment securities.......................................            --             --         (41)
Proceeds from investment maturities.....................................           246            175       2,912
Net investment (from) in subsidiaries...................................            --           (436)         --
                                                                                ------         ------      ------
Net cash (used in) provided by investing activities                                246           (261)      2,871

Financing activities
Cash dividends..........................................................        (4,136)        (4,011)     (3,896)
Proceeds from issuance of common stock..................................            --             --          --
Proceeds from issuance of other long term debt..........................            --             --          --
Acquisition and retirement of common stock..............................            --             --         (70)
                                                                                ------          ------     ------
Net cash used in by financing activities................................        (4,136)        (4,011)     (3,966)
                                                                                ------          ------     ------
(Decrease) increase in cash and cash equivalents........................            (2)           112        (372)
Cash and cash equivalents at beginning of year..........................         1,157          1,045       1,417
                                                                                ------          ------     ------
Cash and cash equivalents at end of year................................        $1,155         $1,157      $1,045
                                                                                ======          ======     ======


14. Commitments and Contingent Liabilities

     The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, is of the opinion that losses, if any, resulting from the settlement of current legal actions will not have a material adverse effect on the financial condition of the Corporation.

     Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $7.69 million of life, accident and health insurance in force at December 31, 2002. In accordance with state insurance laws, this subsidiary is capitalized at $4.13 million.

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

(in thousands)                                                                  2002          2001          2000
----------------------------------------------------------------------------------------------------------------


Balance, January 1......................................................        17,601        $11,254     $ 9,801
Loans or advances.......................................................         9,167          7,526       6,027
Repayments..............................................................        (7,972)        (1,179)     (4,574)
                                                                               -------        -------     -------
Balance, December 31....................................................       $18,796        $17,601     $11,254
                  ===                                                          =======        =======     =======

16. Quarterly Results of Operations (Unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001.


                                                                           Three months ended
(in thousands)                                              March 31      June 30    September 30     December 31
-----------------------------------------------------------------------------------------------------------------
2002
Interest income........................................     $14,206      $13,981       $14,503        $14,900
Interest expense.......................................       6,392        6,246         6,414          6,650
                                                            -------      -------       -------        -------
Net interest income....................................       7,814        7,735         8,089          8,250
Provision for possible loan and lease losses...........         656          560            45            245
Other income...........................................       2,334        2,386         2,415          1,872
Other expenses.........................................       6,342        6,256         6,894          6,547
                                                            -------      -------       -------        -------
Income before income taxes.............................       3,150        3,305         3,565          3,330
Applicable income taxes................................         822          935         1,021            918
                                                            -------      -------       -------        -------
Net income.............................................     $ 2,328      $ 2,370       $ 2,544        $ 2,413
                                                            =======      =======       =======        =======
Earnings per share.....................................     $  0.38      $  0.39       $  0.42        $  0.40
                                                            =======      =======       =======        =======


                                                                           Three months ended
                                                            March 31      June 30    September 30     December 31
                                                            -----------------------------------------------------


2001
Interest income........................................      $16,451     $16,016        $15,765        $14,998
Interest expense.......................................        9,363       8,655          8,120          7,240
                                                             -------     -------        -------        -------
Net interest income....................................        7,088       7,361          7,645          7,728
Provision for possible loan and lease losses...........          535         547            774          1,070
Other income...........................................        2,134       2,227          2,520          2,432
Other expenses.........................................        5,738       5,761          5,845          6,037
                                                             -------     -------        -------        -------
Income before income taxes.............................        2,949       3,280          3,546          3,083
Applicable income taxes................................          932         996            942            819
                                                             -------     -------        -------        -------
Net income.............................................      $ 2,017     $ 2,284        $ 2,604        $ 2,264
                                                             =======     =======        =======        =======
Earnings per share.....................................        $0.33       $0.38          $0.43          $0.37
                                                             =======     =======        =======        =======

17.  Subsequent Event

     On February 13, 2003, First United Corporation and its bank subsidiary, First United Bank & Trust, a Maryland trust company, entered into a Purchase and Assumption Agreement with Huntington Bancshares Incorporated and its bank subsidiary, Huntington National Bank, a national banking association, to purchase four Huntington National Bank offices located in Berkeley County, West Virginia. The acquisition will involve the assumption of approximately $140 million in deposit liabilities and the purchase of $54 million in outstanding loans, as well as the acquisition of certain real estate interests associated with the banking offices. The acquisition is subject to, among other things, the receipt of various bank regulatory approvals.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
   None.

                                    PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to Directors of the Registrant is incorporated by reference from the Registrant's definitive Proxy Statement for the annual shareholders meeting to be held April 29, 2003, from pages 2 through 6. For a listing of the Corporation's executive officers, see Item 1A of Part I of this Annual Report on Form 10-K.

Item 11.        EXECUTIVE COMPENSATION

     Information required by Item 11 is incorporated by reference from pages 4 and 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 29, 2003.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information required by Item 12 is incorporated by reference from pages 2 and 3 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 29, 2002.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference from page 5 of the definitive Proxy Statement of the Corporation for the annual meeting of shareholders to be held on April 29, 2002, and from Note 15 on page 45 of this Annual Report on Form 10-K.

Item 14.   CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, the Corporation carried out an evaluation ("Evaluation"), under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer ("CEO") and its President/Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures ("Disclosure Controls") and its internal controls and procedures for financial reporting ("Internal Controls").

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this Annual Report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The section of the Annual Report that you are currently reading is the information concerning the Evaluation, and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Limitations on the effectiveness of controls

     The Corporation's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

     Based upon the Evaluation, the Corporation's CEO and the CFO have concluded that the Corporation's Disclosure Controls are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

     (b) Changes in Internal Controls. There were no significant changes in the Corporation's Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a)(1) Financial Statements.
     The consolidated financial statements of the Corporation are listed on pages 25-43 of the Annual Report on Form 10-K.
     (a)(2) Financial Statement Schedules
     No Financial Statement Schedules are required to be filed.
     (a)(3) Listing of Exhibits.
     Exhibit 3.1--Amended and Restated (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q filed with the SEC on June 3,
1998)
     Exhibit  3.2--Amended  and Restated  By-Laws  (incorporated by reference to
Exhibit 3.ii of the Corporation's Annual Report on Form 10-K filed with the SEC on June 3, 1998)
     Exhibit 21.1--Subsidiaries of the Corporation, incorporated by reference on pages 3 of this Form 10-K.

     Exhibit 23.1--Consent of Ernst & Young, LLP
     Exhibit 27.1--Financial Data Schedule, filed electronically herewith
     (b) Reports on Form 8-K
     No Current Reports on Form 8-K were filed by the Corporation during the last quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its  behalf  by  the  undersigned,   thereunto  duly  authorized.

                                        First United Corporation

                                        By: /s/ William B. Grant
                                        ------------------------
                                        William B. Grant
                                        Chairman of the Board
                                        and Chief Executive Officer
                                        March 19, 2003
                                        --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant
(William B. Grant) Director, Chief Executive Officer - March 19, 2003
---------------------------------------------------------------------

/s/ David J. Beachy
(David J. Beachy) Director- March 19, 2003
---------------------------------------------------------------------

/s/ Donald M. Browning
(Donald M. Browning) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Rex W. Burton
(Rex W. Burton) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Paul Cox, Jr.
(Paul Cox, Jr.) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Frederick A. Thayer, III
(Frederick A. Thayer, III) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Robert W. Kurtz
(Robert W. Kurtz) Director, President
   and Chief Financial Officer - March 19, 2003
---------------------------------------------------------------------

/s/ Maynard G. Grossnickle
(Maynard G. Grossnickle) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Raymond F. Hinkle
(Raymond F. Hinkle) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Donald E. Moran
(Donald E. Moran) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Richard G. Stanton
(Richard G. Stanton) Director - March 19, 2003
---------------------------------------------------------------------

/s/ I. Robert Rudy
(I. Robert Rudy) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Robert G. Stuck
(Robert G. Stuck) Director - March 19, 2003
---------------------------------------------------------------------

/s/ James F. Scarpelli, Sr.
(James F. Scarpelli, Sr.) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Karen F. Myers
(Karen F. Myers) Director - March 19, 2003
---------------------------------------------------------------------

/s/ Elaine L. McDonald
(Elaine L. McDonald) Director - March 19, 2003
---------------------------------------------------------------------

                                 CERTIFICATIONS

I, William B. Grant, certify that:

1. I have reviewed this Annual Report on Form 10-K (this "Report") of First United Corporation (the "Corporation");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this Report;

4. The Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of the Corporation's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date:  March 19, 2003


                                              /s/ William B. Grant
                                              --------------------
                                              By:     William B. Grant
                                              Title:  Chairman of the Board/CEO

I, Robert W. Kurtz, certify that:

1. I have reviewed this Annual Report on Form 10-K (this "Report") of First United Corporation (the "Corporation");

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this Report;

4. The Corporation's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Corporation's other certifying officers and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of the Corporation's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls that could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: March 19, 2003
                                              /s/ Robert W. Kurtz
                                              -------------------
                                              By:     Robert W. Kurtz
                                              Title:  President and CFO

                                  Exhibit Index

Exhibit 3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

Exhibit 3.2    Amended  and  Restated  By-Laws  (incorporated  by  reference  to
               Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit 21.1 Subsidiaries of the Corporation, incorporated by reference on pages 3 of this Form 10-K.

Exhibit 23.1   Consent of Ernst & Young, LLP

Exhibit 27.1   Financial Data Schedule, filed electronically herewith