Form 10-Q
period 2003-03-31
FIRST UNITED CORP/MD/
filed 2003-05-15
CIK 763907

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --   --

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: 6,087,433 shares of common
                                                ---------------------------
stock, par value $.01 per share, as of March 31, 2003.
-----------------------------------------------------

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 2003
(unaudited) and December 31, 2002.

     Consolidated Statements of Income (unaudited) - For the three months ended March 31, 2003 and 2002.

     Consolidated Statements of Cash Flows (unaudited) - For the three months ended March 31, 2003 and 2002.

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

SIGNATURES

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Balance Sheets

                                                                          March 31,      December
                                                                            2003         31, 2002
                                                                         (unaudited)
                                                                         -----------    -----------
Assets                                                                        (in thousands)

    Cash and due from banks                                                $ 17,039       $ 18,242
    Federal funds sold                                                        4,075              -
    Interest-bearing deposits in banks                                       13,238          6,207
    Investment securities: Available for Sale
        U.S. Treasury Securities                                                  -              -
        Obligations of other US Government Agencies                          24,239         20,851
        Obligations of State and Local Government                            30,482         31,348
        Other investments                                                   162,146        163,037
                                                                        -----------    -----------
 Total investment securities                                                216,867        215,236
    Federal Home Loan Bank stock, at cost                                     8,974          9,158
    Loans and Leases                                                        685,909        665,826
    Reserve for probable credit losses                                      (6,200)        (6,068)
                                                                        -----------    -----------
               Net loans                                                    679,709        659,758
    Bank premises and equipment                                              13,788         13,163
    Accrued interest receivable and other assets                             31,287         31,913
                                                                        -----------    -----------

Total Assets                                                               $984,977       $953,677
                                                                        ===========    ===========

Liabilities and Shareholders' Equity
Liabilities
    Non-interest bearing deposits                                          $ 73,496       $ 72,789
    Interest bearing deposits                                               623,212        577,071
                                                                        -----------    -----------
Total deposits                                                              696,708        649,860
    Reserve for taxes, accrued interest, and other liabilities               10,933          9,211
    Federal Home Loan Bank borrowings
    and other borrowed funds                                                196,302        214,261
    Dividends payable                                                         1,064          1,062
                                                                        -----------    -----------
Total Liabilities                                                           905,007        874,394

 Shareholders' Equity
    Preferred stock -no par value
        Authorized and unissued; 2,000 Shares
    Capital Stock -par value $.01 per share:

      Authorized 25,000 shares; issued and outstanding 6,087                     61             61
      shares at March 31,  2003, 6,081 outstanding
      at December 31, 2002
    Surplus                                                                  20,324         20,199
    Retained earnings                                                        57,128         55,743
    Accumulated comprehensive income                                          2,457          3,280
                                                                        -----------    -----------
Total Shareholders' Equity                                                   79,970         79,283

Total Liabilities and Shareholders' Equity                                 $984,977       $953,677
                                                                        ===========    ============


FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                                          Three Months     Ended March 31,
                                                              2003             2002
                                                          -------------   -------------
                                                                    (unaudited)

Interest income
Interest and fees on loans and leases                        $ 12,133       $ 12,220
Interest on investment securities:
        Taxable                                                 1,739          1,649
        Exempt from federal income tax                            363            312
                                                          -------------- --------------
                                                                2,102          1,961
Interest on federal funds sold                                      5             25
                                                          -------------- --------------
Total interest income                                          14,240         14,206

Interest expense
  Interest on deposits:
        Savings                                                    56             64
        Interest-bearing transaction accounts                     456            310
        Time, $100,000 or more                                    959          1,104
        Other time                                              2,070          3,024
        Interest on Federal Home Loan Bank
             borrowings and other borrowed funds                2,605          1,890
                                                          -------------- --------------
Total interest expense                                          6,146          6,392
                                                          -------------- --------------
Net interest income                                             8,094          7,814
Provision for probable loan and lease                             656            656
losses
                                                          -------------- --------------
Net interest income after provision for probable credit         7,438          7,158
losses

Other operating income
        Trust department income                                   635            682
        Service charges on deposit accounts                       714            585
        Insurance premium income                                  314            260
        Security (losses)                                         530              -
gains
        Other income                                              878            807
                                                          -------------- --------------
        Total other operating income                            3,071          2,334
Other operating expenses
        Salaries and employees benefits                         4,046          3,506
        Occupancy expense of                                      336            311
premises
        Equipment                                                 562            494
expense
        Data processing                                           295            299
expense
        Deposit assessments and related                            48             44
fees
        Other expense                                           1,823          1,689
                                                          -------------- --------------
        Total other operating expenses                          7,110          6,343
                                                          -------------- --------------
        Income before income taxes                              3,399          3,149
        Applicable income taxes                                   947            822
                                                          -------------  --------------
 Net income                                                    $2,452         $2,327
                                                          ============== ==============
 Earnings per share                                             $0.40          $0.38
                                                          ============== ==============
 Dividends per share                                           $0.175          $0.17
                                                          ============== ==============

                                       3

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Three Months       Ended March 31,
                                                                2003               2002
                                                         -------------------- ----------------
                                                                         (Unaudited)
Operating activities
Net                                                               $ 2,452          $ 2,328
Income
Adjustments to reconcile net income to net
cash provided by operating activities:
  Provision for probable loan and lease                               656              656
losses
  Provision for                                                       501              436
depreciation
  Net accretion and amortization of investment                      (538)             (82)
  security discounts and premiums
  Realized gain on sale of investment securities                    (530)                -
 Decrease in accrued interest and other assets                        626            2,747
 Increase/(Decrease) in reserve for taxes, accrued
  interest and other liabilities                                    1,722             (567)
                                                         ------------------   -------------
Net cash provided by operating activities                           4,889            5,518

Investing activities
Net increase in Interest Bearing Deposits                          (7,031)          (3,639)
Proceeds from maturities of available-for-sale                    152,944           13,046
securities
Purchases of available-for-sale                                  (154,144)         (15,395)
securities
Net (increase)/decrease in                                        (20,607)           10,585
loans
Purchases of premises and                                          (1,127)            (552)
equipment
                                                         ------------------   --------------
Net cash (used in)/provided by investing                          (29,965)           4,045
activities

Financing activities
(Decrease)/increase in Federal Home Loan Bank                     (17,959)             400
borrowings and other borrowed money
Net increase in demand deposit accounts and                         8,147              625
savings accounts
Net increase/(decrease) in certificates of                         38,700          (15,259)
deposits
Cash dividends paid or                                             (1,065)          (1,040)
declared
Proceeds from issuance of common stock                                125                -
                                                         -----------------    -------------
Net cash provided by/(used in) financing                           27,948          (15,274)
activities
                                                         -----------------    -------------

Cash and cash equivalents at beginning of the                      18,242           32,702
year
Increase/(Decrease) in cash and cash                                2,872           (5,711)
equivalents
                                                         -----------------    -------------

Cash and cash equivalents at end of                               $21,114          $26,991
period
                                                         =================    =============

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

March 31, 2003

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

     Earnings per share are based on the weighted average number of shares outstanding of 6,087,433 for the three months ended March 31, 2003 and 6,080,589 for the three months ended March 31, 2002.

Note B - Accumulated Comprehensive Income

     Accumulated comprehensive income represents the unrealized gains and losses on the Company's available-for-sale securities, net of income taxes. During the first three months of 2003 and 2002, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, amounted to $2.45 million and $2.33 million, net of income taxes, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Quarterly Report of First United Corporation (the "Corporation") filed on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Corporation's competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Corporation's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Corporation's business or operations. For a more complete discussion of these risk factors, see "Risk Factors" in Part I, Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise.

     The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

THE COMPANY

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

     On February 13, 2003, the Corporation and the Bank entered into a Purchase and Assumption Agreement with The Huntington National Bank to purchase four branch offices located in Berkeley County, West Virginia for an amount based on an 11% deposit premium. The acquisition will involve the assumption of approximately $140 million in deposit liabilities and the purchase of $54 million in outstanding loans as well as three buildings and fixed assets at these locations. The fourth building is leased, which lease will be assumed by the Bank. The acquisition is subject to regulatory approval and is expected to be consummated in July of 2003.

FINANCIAL CONDITION

     The Corporation's total assets were $984.98 million at March 31, 2003,compared to $953.68 million at December 31, 2002, increasing $31.30 million or 3.28%. Earning assets increased $32.50 million or 3.65% to $922.86 million at March 31, 2003, from $890.36 million at December 31, 2002.

     Growth in net loans for the first three months of 2003 was $19.95 million or 3.02% to a total of $679.71 million. Commercial loans, including mortgage loans, installment loans, and lines of credit increased $18.58 million during the first three months of 2003. Consumer installment loans increased $6.18 million. Home equity loans had a $.06 million decrease. The historically high re-financings that occurred in 2002 in the consumer mortgage portfolio continued throughout the first quarter of 2003. Residential mortgage loans decreased $5.02 million during the first quarter of 2003. The OakFirst Loan Centers, the Corporation's consumer finance companies, contributed $.27 million in growth in the first quarter of 2003. Net loans declined during the first quarter of 2002 by $11.24 million.

     The  investment  portfolio  that  consists  solely  of   available-for-sale
securities increased $1.63 million during the first three months of 2003.

     Deposits totaled $696.71 million at March 31, 2003. This is an increase of $46.85 million from the December 31, 2002 total of $649.86 million. Non-interest bearing deposits grew $.71 million in the first quarter of 2003. Interest bearing deposits grew $46.14 in the first quarter. This increase in interest bearing deposits includes a net-brokered deposit growth of $35.00 million. Deposits decreased $15.69 million during the first quarter of 2002. This decrease was primarily attributable to a decline in the certificates of deposit portfolio.

MARKET RISK MANAGEMENT

     The Corporation's principal market risk exposure is to interest rates. The Corporation intends to effectively manage the adverse effects of changing interest rates on earnings, long-term shareholder value, and liquidity through the use of a simulation model. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contractual obligations. As of March 31, 2003, the simulation analysis shows that net interest income would decline by 7.90% or $2.68 million over a twelve-month period given an interest rate decrease of 100 basis points. The Corporation's policy states that a net interest income change of 5.00% or less requires no action. For a net interest income change of greater than 5.00% but less than 10.00%, the Asset/Liability Committee must be informed at the next regularly scheduled quarterly meeting. An increase in interest rates impacts the Corporation's net interest income favorably. In terms of the economic value of equity given the same shift in interest rates, the fair value of the Corporation's capital would decrease 16.20% or $16.98 million as compared to a policy limit of 10.00%. A change in the fair value of equity of greater than 10.00% but less than 20.00% requires that the Asset/Liability Committee be informed at the next regularly scheduled quarterly meeting. An increase in interest rates would increase the fair value of the Corporation's capital.

LIQUIDITY AND CAPITAL MANAGEMENT

     The Corporation derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with the Corporation's correspondent banks. The Corporation's bank subsidiary, First United Bank (the "Bank"), is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties of which management is aware that will materially affect the Corporation's ability to maintain liquidity at satisfactory levels.

     The Corporation recorded a total risk-based capital ratio of 14.84% at March 31, 2003 as compared to 14.31% at December 31, 2002. The Tier 1 risk-based capital ratio was 11.16% at March 31, 2003 as compared to 11.39% at December 31, 2002. Capital adequacy was well-above regulatory requirements. The regulatory requirements for total risk-based capital and Tier 1 capital are 8.00% and 4.00%, respectively, to maintain capital adequacy. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. The leverage ratio at March 31, 2003 was 11.33%. Shareholder's equity at March 31, 2003 was $79.97 million as compared to $79.28 million at December 31, 2002

     The Corporation paid a cash dividend of $.175 on February 1, 2003. On March 19, 2003, the Corporation declared another dividend of an equal amount, to be paid May 1, 2003, to shareholders of record at April 18, 2003.

RESULTS OF OPERATIONS

         Consolidated net income for the first quarter of 2003 totaled $2.45 million or $.40 per share compared to $2.33 million or $.38 per share for the same period of 2002. This is a net income increase of 5.39% and earnings per share increase of 5.26%. This increase in net income includes net securities gains of $.53 million that were recognized during the first quarter of 2003.

     The Corporation's performance ratios remain stable. Annualized Returns on Average Equity ("ROAE") were 12.44% and 13.06% for the three-month periods ending March 31, 2003 and March 31, 2002, respectively. The ROAE for the year ended December 31, 2002 was 12.75%. Annualized Returns on Average Assets ("ROAA") were 1.03% and 1.17% for the first three months of 2003 and 2002, respectively. This ratio was 1.13% for the year ended December 31, 2002. The efficiency ratio is a key measuring tool for profitability and operating efficiency. A lower ratio equals higher profitability and operating efficiencies. The Corporation's efficiency ratio remained steady at 62.39% for the periods ended March 31, 2003 and December 31, 2002. This ratio was 61.31% for the period ended March 31, 2002.

     Despite decreasing rates in the market, the Corporation's net interest income year to date was $8.09 million, an increase of $.28 million over the $7.81 million reported in 2002 for the same time period. Average earning assets totaled $908.80 million and $743.72 million at March 31, 2003 and March 31,2002, respectively. The yield on earning assets for those same time periods was 6.46%, and 7.72%, respectively. The average cost of funds for the period ending March 31, 2003 was 2.73% as compared to 3.46% at March 31, 2002. The net interest margin decreased from 4.26% at March 31, 2002 to 3.73% at March 31, 2003.

     For the three months ended March 31, 2003, the provision for probable loan and lease losses was $.66 million. This was the same as March 31, 2002. Net charge-offs for the three-month period ended March 31, 2003 were $.52 million as compared to $.54 million for the same time period in 2002. The over 30-day delinquency ratio was .83% at March 31, 2003 as compared to .98% for the period ending March 31, 2002. This same ratio was 1.05% at December 31, 2002. Non-performing loans were .48% of gross loans as of March 31, 2003, and the Corporation's loan and lease loss reserve was .90% of gross loans representing 193.39% of non-performing loans. Non-performing loans were .50% of gross loans as of December 31, 2002, and the Corporation's loan loss reserve was .91% of gross loans representing 184.05% of non-performing loans. An analysis of loan and lease losses can be referenced on page 10.

     For the three months ended March 31, 2003, other operating income was $3.07 million, compared to $2.33 million for the same time period in 2002. During the first quarter of 2003, net securities gains of $.53 million were recognized. The net securities gains included gains on the sale of securities of $.88 million and $.35 million in write-downs on two securities exhibiting other-than-temporary impairment. In this historically low interest rate environment, First United chose to sell several mortgage-backed securities that were exhibiting accelerated payback thus resulting in reduced yield for the Corporation. The proceeds from these sales were reinvested in securities in which the underlying collateral is consumer mortgage loans originated at lower interest rates, which management believes are less likely to experience accelerated payback. A write-down of $.01 million was taken on a Federal Home Loan Mortgage Corporation. Preferred Stock equity security and a write-down of $.34 million was taken on a Freddie Mac Preferred Stock equity security. There were no security gains recognized during the first quarter of 2002. As a part of other operating income, trust services income of $.64 million during the first three months of 2003 was down from the $.68 million as of March 31, 2002. The performance of the equity and bond markets continues to affect trust financial performance. The Bank's trust department managed accounts whose market values were $315.53 million at March 31, 2003 as compared to $296.88 at March 31, 2002.

     Other operating expense for the three-month period ended March 31, 2003 totaled $7.11 million, compared to $6.34 million for the same period in 2002, representing an increase of $.77 million or 12.09%. The largest item in this category, salaries and employee benefits, increased $.54 million or 15.40% in 2003. Increased incentive payments related to employee performance contributed to this increase as well as increased pension costs. Other items that contributed to this increase are equipment purchases resulting in increased equipment depreciation expense and vendor commission expense.

     The increase in earnings resulted in an increase in income tax expense of $.13 million for the first three months of 2003 as compared to the same time period in 2002. The effective tax rate for the first quarter of 2003 was 27.86% as compared to 26.10% for the first quarter of 2002.

Summary of Loan and Lease Loss Experience

ANALYSIS OF THE RESERVE FOR PROBABLE LOAN AND LEASE LOSSES


                                                                 March 31, 2003
                                                                 --------------
Balance, January 1                                                       $6,068
Charge-offs:
   Domestic:
    Commercial                                                                0
    Real estate - mortgage                                                    5
    Installment loans to individuals                                        609
                                                                  -------------
                                                                            614
                                                                  -------------
Recoveries:
   Domestics:
    Commercial                                                                1
    Real estate - mortgage                                                    1
    Installment loans to individuals                                         88
                                                                  -------------
                                                                             90
                                                                  -------------
Net Charge-offs                                                             524
                                                                  -------------
Provision for Probable Loan and Lease Losses                                656
                                                                  -------------
Balance at end of period                                                $ 6,200
                                                                  =============
Ratio of net charge-offs during the period to average
  loans outstanding during the period, annualized                          .31%
                                                                  =============

Risk Elements of Loan Portfolio

     The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans. The Bank has a single commercial loan defined as a troubled debt restructuring with an outstanding balance of $.56 million. The status of the restructured debt at March 31, 2003 is current. Management believes that because the restructured debt is fully collateralized, there will be no loss on the loan. Further, the Bank has no knowledge of any potential problem loans other than those in the table below. As of March 31, 2003, the Corporation's non-accrual loans increased $.25 million from the year-end total of $1.85 million.

                                                 March  31           December 31
                                                    2003                2002
                                                 -------------------------------
     Non-accrual loans                             2,101             $1,847
     Accruing loans past due 90 days or more       1,111              1,458

Information with respect to non-accrual loans at March 31, 2003 and December 31, 2002, are as follows:

     Non-accrual Loans                            $2,101             $1,847
     Interest income that would have been
         recorded under original terms                27                 25
     Interest income recorded during the period        5                  1

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

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the SEC. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized; (ii) our assets are safeguarded against unauthorized or improper use; and (iii) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

CEO and CFO Certifications

     Appearing immediately following the Signatures section of this Quarterly Report there are "Certifications" of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. The section of the Quarterly Report that you are currently reading is the information concerning the Evaluation, and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

        99.1 Certifications of the Chief Executive Officer and of the President/Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)

         (b)     Reports on Form 8-K

                 On February 14, 2003, the Corporation filed a Current Report on Form 8-K to report in Item 5 thereof that the Corporation and the Bank executed a definitive Purchase and Assumption Agreement to acquire four banking offices located in Berkeley County, West Virginia from Huntington Bancshares Incorporated, and its bank subsidiary, The Huntington National Bank.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      FIRST UNITED CORPORATION


Date:    May 13, 2003                 /s/ William B. Grant
                                      ----------------------------------------
                                      William B. Grant, Chairman of the Board
                                      and Chief Executive Officer



Date     May 13, 2003                 /s/ Robert W. Kurtz
                                      ----------------------------------------
                                      Robert W Kurtz, President and Chief
                                      Financial Officer

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

4. The Company's Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

5. The Company's Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

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

6. The Company's Chief Financial Officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: May 13, 2003                          /s/ William B. Grant
                                            -----------------------------------
                                            William B. Grant
                                            Chairman of the Board/CEO

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

4. The Company's Chief Executive Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

5. The Company's Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

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

6. The Company's Chief Executive Officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.


Date: May 13, 2003                          /s/ Robert W. Kurtz
                                            -----------------------------------
                                            Robert W. Kurtz
                                            President/Chief Financial Officer

                                  EXHIBIT INDEX

3.1      Amended  and  Restated   Articles  of  Incorporation  (incorporated  by
         reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997

99.1 Certifications of the Chief Executive Officer and of then President/ Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (filed herewith)