Form 10-Q
period 2003-06-30
FIRST UNITED CORP/MD/
filed 2003-08-14
CIK 763907

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2003


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No __
                                      ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (As
defined in Rule 12b-2 of the Exchange Act). Yes X   No __
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,087,433 shares of common
                                                     ---------------------------
stock, par value $.01 per share, as of July 31, 2003.
-----------------------------------------------------

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - June 30, 2003
(unaudited) and December 31, 2002.

     Consolidated Statements of Income (unaudited) - For the three and six months ended June 30, 2003 and 2002.

     Consolidated Statements of Cash Flows (unaudited) - For the six months ended June 30, 2003 and 2002.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Balance Sheets

                                                                       June 30,         December
                                                                         2003           31, 2002
                                                                     (unaudited)
                                                                     --------------- --------------
Assets                                                                      (in thousands)

    Cash and due from banks                                                 $22,805        $18,242
    Federal funds sold                                                        3,725              -
    Interest-bearing deposits in banks                                        8,223          6,207
    Investment securities: available for sale
        Obligations of U.S. government agencies                              38,630         20,851
        Obligations of state and local government                            31,673         31,348
        Other investments                                                   138,499        163,037
                                                                     --------------- --------------
 Total investment securities                                                208,802        215,236
    Federal Home Loan Bank stock, at cost                                     8,824          9,158
    Loans and leases                                                        712,427        665,826
    Reserve for probable loan and lease losses                               (5,785)        (6,068)
                                                                     --------------- --------------
               Net loans                                                    706,642        659,758
    Bank premises and equipment                                              13,930         13,163
    Accrued interest receivable and other assets                             31,600         31,913
                                                                     --------------- --------------

Total Assets                                                             $1,004,551       $953,677
                                                                     =============== ==============

Liabilities and Shareholders' Equity
Liabilities
    Non-interest bearing deposits                                          $ 71,346       $ 72,789
    Interest bearing deposits                                               639,235        577,071
                                                                     --------------- --------------
Total deposits                                                              710,581        649,860
    Reserve for taxes, accrued interest, and other liabilities               14,750          9,211
    Federal Home Loan Bank borrowings
           and other borrowed funds                                         194,542        214,261
    Dividends payable                                                         1,064          1,062
                                                                     --------------- --------------
Total Liabilities                                                           920,938        874,394

 Shareholders' Equity
    Preferred stock -no par value
        Authorized and unissued; 2,000 Shares
    Capital Stock -par value $.01 per share:

        Authorized 25,000 shares; issued and outstanding
        6,087 shares at March 31, 2003, 6,081 outstanding
        at December 31, 2002                                                     61             61
    Surplus                                                                  20,324         20,199
    Retained earnings                                                        59,369         55,743
    Accumulated other comprehensive income                                    3,860          3,280
                                                                     --------------- --------------
Total Shareholders' Equity                                                   83,614         79,283

Total Liabilities and Shareholders' Equity                               $1,004,551       $953,677
                                                                     =============== ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                                                Six Months Ended
                                                                    June 30,
                                                              2003           2002
                                                          -------------- --------------
                                                                  (unaudited)

Interest income
Interest and fees on loans and leases                          $ 24,404       $ 24,267
Interest on investment securities:
        Taxable                                                   3,568          3,204
        Exempt from federal income tax                              727            673
                                                          -------------- --------------
                                                                  4,295          3,877
Interest on federal funds sold                                       12             43
                                                          -------------- --------------
Total interest income                                            28,711         28,187

Interest expense
  Interest on deposits:
        Savings                                                     101            130
        Interest-bearing transaction accounts                       931            779
        Time, $100,000 or more                                    1,986          2,156
        Other time                                                3,763          5,759
        Interest on Federal Home Loan Bank
             borrowings and other borrowed funds                  5,215          3,814
                                                          -------------- --------------
Total interest expense                                           11,996         12,638
                                                          -------------- --------------
Net interest income                                              16,715         15,549
Provision for probable loan and lease losses                        339          1,216
                                                          -------------- --------------

Net interest income after provision for probable
       loan and lease losses                                     16,376         14,333

Other operating income
        Trust department income                                   1,270          1,364
        Service charges on deposit accounts                       1,446          1,235
        Insurance premium income                                    603            550
        Security gains (losses)                                     337            (6)
        Other income                                              1,923          1,577
                                                          -------------- --------------
        Total other operating income                              5,579          4,720
Other operating expenses
        Salaries and employee benefits                            7,838          6,814
        Occupancy expense of premises                               645            624
        Equipment expense                                         1,152          1,054
        Data processing expense                                     586            566
        Deposit assessments and related fees                         90             86
        Other expense                                             3,599          3,454
                                                          -------------- --------------
        Total other operating expenses                           13,910         12,598
                                                          -------------- --------------
        Income before income taxes                                8,045          6,455
        Applicable income taxes                                   2,274          1,757
                                                          -------------- --------------
 Net income                                                      $5,771         $4,698
                                                          ============== ==============
 Earnings per share                                               $0.94          $0.77
                                                          ============== ==============
 Dividends per share                                             $0.175          $0.17

                                                          ============== ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                                                 Three Months Ended
                                                                      June 30,
                                                              2003           2002
                                                          -------------- --------------
                                                                  (unaudited)

Interest income
Interest and fees on loans and leases                          $ 12,271       $ 12,048
Interest on investment securities:
        Taxable                                                   1,830          1,555
        Exempt from federal income tax                              363            361
                                                          -------------- --------------
                                                                  2,193          1,916
Interest on federal funds sold                                        7             18
                                                          -------------- --------------
Total interest income                                            14,471         13,982

Interest expense
  Interest on deposits:
        Savings                                                      46             66
        Interest-bearing transaction accounts                       486            478
        Time, $100,000 or more                                    1,027          1,052
        Other time                                                1,682          2,725
        Interest on Federal Home Loan Bank
             borrowings and other borrowed funds                  2,609          1,925
                                                          -------------- --------------
Total interest expense                                            5,850          6,246
                                                          -------------- --------------
Net interest income                                               8,621          7,736
Provision for probable loan and lease losses                       (317)           560
                                                          -------------- --------------

Net interest income after provision for probable
        loan and lease losses                                     8,938          7,176

Other operating income
        Trust department income                                     635            682
        Service charges on deposit accounts                         732            650
        Insurance premium income                                    289            290
        Security (losses) gains                                    (192)            (6)
        Other income                                              1,045            770
                                                          -------------- --------------
        Total other operating income                              2,509          2,386
Other operating expenses
        Salaries and employees benefits                           3,792          3,308
        Occupancy expense of premises                               310            313
        Equipment expense                                           590            560
        Data processing expense                                     291            267
        Deposit assessments and related fees                         42             43
        Other expense                                             1,776          1,765
                                                          -------------- --------------
        Total other operating expenses                            6,801          6,256
                                                          -------------- --------------
        Income before income taxes                                4,646          3,306
        Applicable income taxes                                   1,325            935
                                                          -------------- --------------
 Net income                                                      $3,321         $2,371
                                                          ============== ==============
 Earnings per share                                               $0.54          $0.39
                                                          ============== ==============
 Dividends per share                                             $0.175          $0.17
                                                          ============== ==============

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                   Six Months Ended June 30,
                                                                     2003           2002
                                                                -------------- --------------
                                                                          (Unaudited)
Operating activities
Net Income                                                          $ 5,771         $ 4,697
Adjustments to reconcile net income to net
  cash provided by operating activities:

Provision for probable loan and lease                                   339           1,216
losses
Provision for depreciation                                            1,014             882

Net accretion and amortization of  investment security
  discounts and premiums                                               (998)           (168)
Realized (gain)/loss on sale of investment securities
                                                                       (337)              6

Decrease in accrued interest receivable and
  other assets                                                          313           1,208
Increase in reserve for taxes, accrued interest
  and other liabilities                                               5,539             706
                                                                -------------- --------------
Net cash provided by operating activities                            11,641           8,547

Investing activities
Net increase in interest bearing deposits                            (2,016)           (698)
Proceeds from maturities of available-for-
  sale securities                                                   208,110          32,426
Purchases of available-for-sale securities                         (199,440)        (38,553)
Net increase in loans                                               (47,223)        (10,623)
Purchases of premises and equipment                                  (1,782)         (1,095)
                                                                -------------- --------------
Net cash used in investing activities                               (42,351)        (18,543)

Financing activities
(Decrease)/increase in Federal Home Loan
  Bank borrowings and other borrowed money                          (19,719)          6,040
Net increase in demand deposit accounts and
  savings accounts                                                   20,284          25,818
Net increase/(decrease) in certificates of
  deposits                                                           40,423         (31,915)
Cash dividends paid or declared                                      (2,115)         (2,069)
Proceeds from issuance of common stock                                  125               -
                                                                -------------- --------------
Net cash provided by/(used in) financing
  activities                                                         38,998          (2,126)
                                                                -------------- --------------

Cash and cash equivalents at beginning of the
  year                                                               18,242          32,702
Increase/(decrease) in cash and cash
  Equivalents                                                         8,288         (12,122)

Cash and cash equivalents at end of period                          $26,530         $20,580
                                                                ============== ==============

FIRST UNITED CORPORATION
Note to Unaudited Consolidated Financial Statements

June 30, 2003

Note A -- Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

         Earnings per share are based on the weighted average number of shares outstanding of 6,087,433 for the six months ended June 30, 2003 and 6,080,589 for the six months ended June 30, 2002.

Note B - Comprehensive Income

         Accumulated other comprehensive income represents the unrealized gains and losses on the Company's available-for-sale securities, net of income taxes. During the first six months of 2003 and 2002, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, net of income taxes, amounted to $6.35 million and $6.00 million, respectively.


Note C - Consolidation of Variable Interest Entities

         In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to improve financial reporting of special purpose and other entities. A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after June 15, 2003.

         With respect to other interests in entities subject to FIN 46, the Company has initially determined that the provisions of FIN 46 may require de-consolidation of the Company's subsidiary trusts, which issued mandatorily redeemable preferred capital securities to third-party investors. At adoption of FIN 46, the grantor trusts may be de-consolidated and the junior subordinated debentures of the Company will be reported in the Consolidated Balance Sheets as "Long-term debt", while the Company's equity interest in the trusts will be reported as "Other assets". For regulatory reporting purposes, the Federal Reserve Board has indicated that the preferred securities will continue to qualify as Tier 1 Capital until further notice.

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

RECENT DEVELOPMENTS

         On July 25, 2003, the Corporation's bank subsidiary, First United Bank & Trust (the "Bank"), consummated the purchase of four banking centers in Berkeley County, West Virginia from The Huntington National Bank for which it paid an 11% premium on acquired deposits, or approximately $14.38 million. As part of this transaction, the Bank assumed $130.72 million in deposit liabilities and purchased $49.45 million in outstanding loans as well as three buildings and fixed assets at these locations. The fourth building is leased, which lease was assumed by the Bank. The Bank will account for the acquisition as a business combination in accordance with Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions.

FINANCIAL CONDITION

         The Corporation's total assets were $1.00 billion at June 30, 2003 compared to $953.68 million at December 31, 2002, increasing $50.87 million or 5.33%. Total assets increased $19.57 million or 1.99% from the $984.98 million reported at March 31, 2003. Earning assets increased $45.85 million or 5.15% to $936.21 million at June 30, 2003, from $890.36 million at December 31, 2002. During the second quarter of 2003, earning assets increased $13.35 million or 1.45%.

         Growth in net loans for the first six months of 2003 was $46.88 million or 7.11% to a total of $706.64 million. Commercial loans, including mortgage loans, installment loans, and lines of credit increased $38.55 million during the first six months of 2003. Consumer installment loans increased $5.85 million. Home equity loans increased $1.13 million. Residential mortgage loans decreased $.25 million during the first six months of 2003. The OakFirst Loan Centers, the Corporation's consumer finance companies, contributed $.63 million in growth in the first six months of 2003. Net loans increased during the first six months of 2002 by $9.41 million. Growth in net loans for the second quarter of 2003 was $26.23 million.


Table 1 - Analysis of Gross Loans and Leases

The following table presents the trends in the composition of the gross loan and lease portfolio at the dates indicated:

(In thousands)              June 30, 2003     %     December 31, 2002      %
--------------------------------------------------------------------------------
Commercial                    $ 281,699     39.54%      $ 242,470        36.42%
Residential-Construction         11,204      1.57%         11,072         1.66%
Residential-Mortgage            235,273     33.02%        233,887        35.13%
Installment                     180,798     25.38%        173,578        26.07%
Lease Financing                   3,453      0.49%          4,819         0.72%
                              ---------    -------      ---------       -------
  Total Loans and Leases      $ 712,427    100.00%      $ 665,826       100.00%

         The investment portfolio that consists solely of available-for-sale securities decreased $6.43 million during the first six months of 2003. Within the investment portfolio, the category, Other investments decreased $24.54 million during the first six months of 2003. Two items contributed to this decrease. One, the Corporation decided to sell two specific issues of FreddieMac securities that were initially written down to market value in December 2002 under an interpretation of the other-than-temporary impairment rules. At the time of the sale, these securities had a book value of $4.29 million. Two, the Corporation chose to sell several mortgage-backed securities that were exhibiting accelerated payback thus resulting in reduced yield for the Corporation. These securities had a book value of $23.82 million. The proceeds from these sales were reinvested in agency securities in which the underlying collateral is consumer mortgage loans originated at lower interest rates; therefore, being less likely to experience accelerated payback. The Corporation accepted a slightly lower coupon on the securities and extended the average life of the investments to slightly greater than four years as compared to the average life of one year for the original investments.

Table 2 - Analysis of Investment Portfolio

The following table presents the trends in the composition of the investment portfolio at the dates indicated:

(In thousands)              June 30, 2003     %     December 31, 2002      %
--------------------------------------------------------------------------------
U.S. Treasury                 $     304      0.15%      $     305         0.14%
Federal Agencies                 38,630     18.50%         30,390        14.12%
State Municipal                  31,673     15.17%         31,354        14.57%
Other                           138,195     66.18%        153,187        71.17%
                              ---------    -------      ---------       -------
  Total Investment Securities $ 208,802    100.00%      $ 215,236       100.00%

         Deposits totaled $710.58 million at June 30, 2003. This is an increase of $60.72 million from the December 31, 2002 total of $649.86 million. Non-interest bearing deposits declined $1.44 million in the first six months of 2003. Interest bearing deposits grew $62.16 million for the same time period. This increase in interest bearing deposits includes net brokered deposit growth of $45.00 million. Deposit growth during the second quarter of 2003 was $13.87 million. Deposits decreased $6.10 million during the first six months of 2002.

Table 3 - Analysis of Average Deposits

The following table presents the trends in the composition of average deposits at the dates indicated:

(In thousands)                         June 30, 2003     %     December 31, 2002      %
-------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits      $  72,040     10.53%    $   65,284         10.55%
Interest-bearing demand deposits           217,688     31.80%       178,572         28.86%
Savings deposits                            47,512      6.94%        43,655          7.05%
Time deposits $100,000 or more             139,668     20.40%       102,201         16.52%
Time deposits $100,000 or less             207,636     30.33%       229,114         37.02%
                                         ---------    -------    ----------        -------
  Total Average Deposits                 $ 684,544    100.00%    $  618,826        100.00%

MARKET RISK MANAGEMENT

         The Corporation's principal market risk exposure is to interest rates. The Corporation intends to effectively manage the adverse effects of changing interest rates on earnings, long-term shareholder value, and liquidity through the use of a simulation model. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contractual obligations. As of June 30, 2003, the simulation analysis shows that net interest income would decline by 8.90% or $2.95 million over a twelve-month period given an interest rate decrease of 100 basis points. The Corporation's policy states that a net interest income change of 5.00% or less requires no action. For a net interest income change of greater than 5.00% but less than 10.00%, the Asset/Liability Committee must be informed at the next regularly scheduled quarterly meeting. An increase in interest rates impacts the Corporation's net interest income favorably. In terms of the economic value of equity which measures the long-term risk in the balance sheet by valuing the bank's assets and liabilities at "market", given the same shift in interest rates, the fair value of the Corporation's capital would decrease 18.40% or $18.78 million as compared to a policy limit of 10.00%. A change in the fair value of equity of greater than 10.00% but less than 20.00% requires that the Asset/Liability Committee be informed at the next regularly scheduled quarterly meeting. An increase in interest rates would increase the fair value of the Corporation's capital.

LIQUIDITY AND CAPITAL MANAGEMENT

         The Corporation derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with the Corporation's correspondent banks or through the purchase of brokered certificates of deposit. The Corporation's bank subsidiary, First United Bank (the "Bank"), is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties of which management is aware that will materially affect the Corporation's ability to maintain liquidity at satisfactory levels.

         The Corporation recorded a total risk-based capital ratio of 14.66% at June 30, 2003 as compared to 14.31% at December 31, 2002. The Tier 1 risk-based capital ratio was 11.35% at June 30, 2003 as compared to 11.39% at December 31, 2002. Capital adequacy was well-above regulatory requirements. The regulatory requirements for total risk-based capital and Tier 1 capital are 8.00% and 4.00%, respectively, to maintain capital adequacy. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. The leverage ratio at June 30, 2003 was 10.34%. Shareholder's Equity at June 30, 2003 was $83.61 million as compared to $79.28 million at December 31, 2002.

         The Corporation paid a cash dividend of $.175 per share on May 1, 2003. On June 18, 2003, the Corporation declared another dividend of an equal amount, to be paid August 1, 2003, to shareholders of record at July 18, 2003.

RESULTS OF OPERATIONS

         Consolidated net income for the first six months of 2003 totaled $5.77 million or $.94 per share compared to $4.70 million or $.77 per share for the same period of 2002. This is a net income increase of 22.77% and earnings per share increase of 22.08%. Net income for the three months ended June 30, 2003 was $3.32 million, or $.54 per share compared to $.39 per share for the same period of 2002. This increase in net income is comprised of two items: net securities gains of $.34 million that were recognized during the first six months of 2003; and adjustments made to the reserve for probable loan and lease losses during the second quarter of 2003.

         The methodology that is used in the calculation for reserve for probable loan and lease losses indicated that the Corporation had a higher level of reserve than what was required for the current credit quality of the loan and lease portfolios. Additionally, a re-evaluation of the collateral for a large commercial loan, currently in non-accrual status proved that the Bank is in a secure collateral position relative to the loan balance, with no loss anticipated, resulting in a special allocation for that loan facility being removed from the reserve. Both of these factors contributed to a negative provision for probable loan and lease losses of $.32 million for the second quarter of 2003.

         The Corporation's performance ratios remain stable. Annualized Returns on Average Equity ("ROAE") were 14.36% and 12.98% for the six-month periods ending June 30, 2003 and June 30, 2002, respectively. The ROAE for the year ended December 31, 2002 was 12.75%. Annualized Returns on Average Assets ("ROAA") were 1.19% and 1.17% for the first six months of 2003 and 2002, respectively. This ratio was 1.13% for the year ended December 31, 2002.

         The Corporation uses a non-GAAP traditional efficiency ratio as a key measuring tool for profitability and operating efficiency. A lower ratio equals higher profitability and operating efficiencies. This ratio is used by management as part of its evaluation of its management of non-interest expenses. This ratio is not a substitute for an analysis of performance based on GAAP measures. The traditional and GAAP based efficiency ratios are presented and reconciled in Table 4.

Table 4 - GAAP based and traditional efficiency ratios

                                                             Six Months Ended
--------------------------------------------------------------------------------
                                                                   June 30,
--------------------------------------------------------------------------------
(in thousands)                                              2003          2002
--------------------------------------------------------------------------------
Noninterest expenses - GAAP based                         $13,910       $12,598
Net interest income plus noninterest income-
  GAAP based                                               22,294        20,269

     Efficiency ratio - GAAP based                         62.39%        62.15%
                                                         ========      =========
Noninterest expenses - GAAP based                          13,910        12,598
  Less non-GAAP adjustments:                                    -             -
                                                         --------      ---------
     Noninterest  expenses-traditional ratio               13,910        12,598

Net interest income plus noninterest income-
  GAAP based                                               22,294        20,269
     Plus non-GAAP adjustment:
        Tax-equivalency                                       432           412
     Less non-GAAP adjustments:
        Securities gains (losses)                             337            (6)
                                                         --------      --------
Net interest income plus noninterest
  Income - traditional ratio                               22,389        20,687

  Efficiency ratio - traditional                           62.13%        60.90%
                                                         ========      =========

         Despite decreasing rates in the market, the Corporation's net interest income year to date was $16.38 million, an increase of $2.04 million over the $14.33 million reported in 2002 for the same time period. Net interest income for the second quarter of 2003 was $8.94 million as compared to $7.34 million for the same time period of 2002. Average earning assets totaled $915.10 million and $743.95 million at June 30, 2003 and June 30,2002, respectively. The yield on earning assets for those same time periods was 6.39%, and 7.59%, respectively. The average cost of funds for the period ending June 30, 2003 was 2.63% as compared to 3.38% at June 30, 2002. The net interest margin decreased from 4.21% at June 30, 2002 to 3.76% at June 30, 2003.

         For the three and six months ended June 30, 2003, the provision for probable loan and lease losses was $-.32 million and $.34 million, respectively. For the same time period of 2002, the provision for probable loan and lease losses was $.56 million and $1.22 million, respectively. Net charge-offs for the six-month period ended June 30, 2003 were $.62 million as compared to $.80 million for the same time period in 2002. The over 30-day delinquency ratio was ..90% at June 30, 2003 as compared to 1.13% at June 30, 2002. This same ratio was 1.05% at December 31, 2002. Non-performing loans were .42% of gross loans as of June 30, 2003, and the Corporation's reserve for probable loan and lease losses
was  .81%  of  gross  loans  representing   192.64%  of  non-performing   loans.
Non-performing loans were .50% of gross loans as of December 31, 2002, and the Corporation's reserve for probable loan and lease losses was .91% of gross loans representing 184.05% of non-performing loans. An analysis of loan and lease losses can be referenced on page 14.

         For the six months ended June 30, 2003, other operating income was $5.58 million, compared to $4.72 million for the same time period in 2002. During the first six months of 2003, net securities gains of $.34 million were recognized. During the first six months of 2002, a net securities loss of $.01 million was recognized. Other operating income for the three months ended June 30, 2003 and 2002 was $2.51 million and $2.39 million, respectively. During the second quarter of 2003, First United Corporation decided to sell two specific issues of Freddie Mac Preferred Stock that exhibited a decline in market value under an interpretation of the other-than-temporary impairment rules. The sale of these two securities resulted in a loss of $.34 million for the second quarter. There were no security gains recognized during the second quarter of 2002. As a part of other operating income, trust services income of $1.27 million during the first six months of 2003 was down from the $1.36 million as of June 30, 2002. For the three months ended June 30, 2003, trust services income was $.64 million as compared to $.68 million for the same time period 2002. The performance of the equity and bond markets continues to affect trust financial performance. The Bank's Trust Department managed accounts whose market values were $331.64 million at June 30, 2003 as compared to $299.30 at June 30, 2002.

         Other operating expense for the six-month period ended June 30, 2003 totaled $13.91 million, compared to $12.60 million for the same period in 2002, representing an increase of $1.31 million or 10.40%. The largest item in this category, salaries and employee benefits, increased $1.02 million or 15.03% in 2003. Increased incentive payments related to employee performance contributed to this increase as well as increased pension costs. Other items that contributed to the increase in other operating expense are equipment purchases resulting in increased equipment depreciation expense and a loss on disposal of property of $.05 million, which was recorded during the second quarter. Comparing the second quarter of 2003 with the same period of 2002, other operating expense was $6.80 million and $6.26 million, respectively.

         The increase in earnings resulted in an increase in income tax expense of $.52 million for the first six months of 2003 as compared to the same time period in 2002. The effective tax rate for the first six months of 2003 was 28.27% as compared to 27.22% for the first six months of 2002.

Summary of Loan and Lease Loss Experience

ANALYSIS OF THE RESERVE FOR PROBABLE LOAN AND LEASE LOSSES


                                                                  June 30, 2003
                                                                 ---------------
Balance, January 1                                                       $6,068
Charge-offs:

    Commercial                                                                5
    Real estate - mortgage                                                    5
    Installment loans to individuals                                        845
                                                                 ---------------
                                                                            855
                                                                 ---------------
Recoveries:

    Commercial                                                                4
    Real estate - mortgage                                                    9
    Installment loans to individuals                                        220
                                                                 ---------------
                                                                            233
                                                                 ---------------
Net charge-offs                                                             622
                                                                 ---------------
Provision for probable loan and lease losses                                339
                                                                 ---------------
Balance at end of period                                                 $5,785
                                                                 ===============
Ratio of net charge-offs during the period to average
  loans outstanding during the period, annualized                          .18%
                                                                 ===============

Risk Elements of Loan Portfolio

         The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans. The Bank has a single commercial loan defined as a troubled debt restructuring with an outstanding balance of $.56 million. The status of the restructured debt at June 30, 2003 is current. Management believes that because the restructured debt is fully collateralized, there will be no loss on the loan. Further, the Bank has no knowledge of any potential problem loans other than those in the table below. As of June 30, 2003, the Corporation's non-accrual loans increased $.03 million from the year-end total of $1.85 million.

                                                        June 30      December 31
                                                         2003           2002
                                                       -------------------------
  Non-accrual loans                                     $1,874         $1,847
  Accruing loans past due 90 days or more                1,153          1,458

Information with respect to non-accrual loans at June 30, 2003 and December 31, 2002, are as follows:

  Non-accrual Loans                                      1,874         $1,847
  Interest income that would have been
     recorded under original terms                          28             25
  Interest income recorded during the period                 7              1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is discussed under "Market Risk Management" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 4.  Controls and Procedures

         The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         An evaluation of the effectiveness of these disclosure controls, as of June 30, 2003, was carried out under the supervision and with the participation of the Corporation's management, including the CEO and the CFO. Based on that evaluation, the Corporation's management, including the CEO and the CFO, has concluded that the Corporation's disclosure controls and procedures are effective.

         During the second quarter of 2003, there was no change in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults upon Senior Securities.

         None.
                                       14

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Corporation's annual meeting of stockholders was held on April 29, 2003. At this meeting, the stockholders elected four individuals to serve as directors until the 2006 annual meeting of stockholders and until their successors are duly elected and qualify. The Corporation submitted the matter to a vote through solicitation of proxies. The results of the elections are as follows:

         Class II (Term expires 2006)      FOR         AGAINST        ABSTAINED

          01 Raymond F. Hinkle         4,411,100       46,282            N/A
          02 Robert W. Kurtz           4,411,100       46,282            N/A
          03 Elaine L. McDonald        4,411,100       46,282            N/A
          04 Donald E. Moran           4,411,100       46,282            N/A


Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         3.1 Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998

         3.2      Amended and  Restated  By-Laws  (incorporated  by reference to
                  Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.1 First United Bank & Trust Supplemental Executive Retirement Plan ("SERP") (filed herewith)

         10.2 Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A.Thayer, IV (filed herewith)

         10.3 Endorsement Split Dollar Agreement between the Bank and William B. Grant (filed herewith)

         10.4     Endorsement Split Dollar Agreement between the Bank and Robert
                  W. Kurtz (filed herewith)

         10.5 Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (filed herewith)

         10.6 Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (filed herewith)

         10.7     Endorsement Split Dollar Agreement between the Bank and Eugene
                  D. Helbig, Jr. (filed herewith)

         10.8     Endorsement Split Dollar Agreement between the Bank and Steven
                  M. Lantz (filed herewith)

         10.9     Endorsement  Split Dollar Agreement between the Bank and Robin
                  M. Murray (filed herewith)

         10.10 Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (filed herewith)

         31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         31.2 Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         32.1 Certifications of the CEO and of the CFO pursuant to 18 U.S.C.ss.1350 (furnished herewith)

         (b)      Reports on Form 8-K

                  On April 29, 2003, the Company filed a Current Report on Form 8-K in which the Company furnished results of operations for the first three months of 2003 and statements made by management at the 2003 Annual Stockholders Meeting.


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FIRST UNITED CORPORATION


Date:    August 14, 2003                 /s/ William B. Grant
                                         ---------------------------------------
                                         William B. Grant, Chairman of the Board
                                         and Chief Executive Officer



Date     August 14, 2003                 /s/ Robert W. Kurtz
                                         ---------------------------------------
                                         Robert W. Kurtz, President and Chief
                                         Financial Officer

                                  EXHIBIT INDEX


         3.1 Amended and Restated Articles of Incorporation incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998

         3.2      Amended and  Restated  By-Laws  (incorporated  by reference to
                  Exhibit 3(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

         10.1 First United Bank & Trust Supplemental Executive Retirement Plan ("SERP") (filed herewith)

         10.2 Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A.Thayer, IV (filed herewith)

         10.3 Endorsement Split Dollar Agreement between the Bank and William B. Grant (filed herewith)

         10.4     Endorsement Split Dollar Agreement between the Bank and Robert
                  W. Kurtz (filed herewith)

         10.5 Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (filed herewith)

         10.6 Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (filed herewith)

         10.7     Endorsement Split Dollar Agreement between the Bank and Eugene
                  D. Helbig, Jr. (filed herewith)

         10.8     Endorsement Split Dollar Agreement between the Bank and Steven
                  M. Lantz (filed herewith)

         10.9     Endorsement  Split Dollar Agreement between the Bank and Robin
                  M. Murray (filed herewith)

         10.10 Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (filed herewith)

         31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         31.2 Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         32.1 Certifications of the CEO and of the CFO pursuant to 18 U.S.C.ss.1350 (furnished herewith)