Form 10-Q
period 2003-09-30
FIRST UNITED CORP/MD/
filed 2003-11-14
CIK 763907

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2003


                         Commission file number 0-14237
                                                -------

                            First United Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                      52-1380770
--------                                                      ----------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification no.)

              19 South Second Street, Oakland, Maryland   21550-0009
              ------------------------------------------------------
               (address of principal executive offices)   (zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,087,433 shares of common
                                                     ---------------------------
stock, par value $.01 per share, as of October 31, 2003.
-------------------------------------------------------

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002.

     Consolidated Statements of Income (unaudited) - For the three and nine months ended September 30, 2003 and 2002.

     Consolidated Statements of Cash Flows (unaudited) - For the nine months ended September 30, 2003 and 2002.

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

SIGNATURES

PART I.  FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                     September 30,     December
                                                                          2003         31, 2002
                                                                      (unaudited)
                                                                     --------------- --------------
Assets

Cash and due from banks                                                     $23,143        $18,242
Federal funds sold                                                            2,350              -
Interest-bearing deposits in banks                                            8,978          6,207
Investment securities: available for sale
        Obligations of U.S. government agencies                              87,813         30,695
        Obligations of state and local government                            29,657         31,354
        Other investments                                                   120,685        153,187
                                                                     --------------- --------------
 Total investment securities                                                238,155        215,236

Federal Home Loan Bank stock, at cost                                         8,548          9,158
Loans and leases                                                            778,587        665,826
Allowance for probable loan and lease losses                                 (6,170)        (6,068)
                                                                     --------------- --------------
               Net loans                                                    772,417        659,758
Bank premises and equipment                                                  15,877         13,163
Goodwill and other intangible assets                                         15,578            788
Accrued interest receivable and other assets                                 34,282         31,125
                                                                     --------------- --------------

Total Assets                                                             $1,119,328       $953,677
                                                                     =============== ==============

Liabilities and Shareholders' Equity
Liabilities
    Non-interest bearing deposits                                          $100,313       $ 72,789
    Interest bearing deposits                                               735,167        577,071
                                                                     --------------- --------------
Total deposits                                                              835,480        649,860
    Accrued taxes, interest, and other liabilities                            7,176          9,211
    Federal Home Loan Bank borrowings
           and other borrowed funds                                         192,783        214,261
    Dividends payable                                                         1,064          1,062
                                                                     --------------- --------------
Total Liabilities                                                         1,036,503        874,394

 Shareholders' Equity
    Preferred stock -no par value
        Authorized and unissued; 2,000 Shares
    Capital Stock -par value $.01 per share:

        Authorized 25,000 shares; issued and outstanding
        6,087 shares at September 30, 2003, 6,081
        outstanding at December 31, 2002                                         61             61
    Surplus                                                                  20,324         20,199
    Retained earnings                                                        60,500         55,743
    Accumulated other comprehensive income                                    1,940          3,280
                                                                     --------------- --------------
Total Shareholders' Equity                                                   82,825         79,283
                                                                     --------------- --------------

Total Liabilities and Shareholders' Equity                               $1,119,328       $953,677
                                                                     =============== ==============


FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)
                                                         Nine Months Ended
                                                           September 30,
                                                        2003           2002
                                                    ------------ --------------
                                                          (unaudited)

Interest income
Interest and fees on loans and leases                  $ 36,931       $ 36,458
Interest on investment securities:
        Taxable                                           5,201          5,142
        Exempt from federal income tax                    1,085          1,037
                                                    ------------ --------------
                                                          6,286          6,179
Interest on federal funds sold                               28             54
                                                    ------------ --------------
Total interest income                                    43,245         42,691

Interest expense
  Interest on deposits:
        Savings                                             161            200
        Interest-bearing transaction accounts             1,487          1,352
        Time, $100 or more                                2,979          3,077
        Other time                                        5,453          8,406
        Interest on Federal Home Loan Bank
             borrowings and other borrowed funds          7,835          6,018
                                                    ------------ --------------
Total interest expense                                   17,915         19,053
                                                    ------------ --------------
Net interest income                                      25,330         23,638
Provision for probable loan and lease losses                696          1,261
                                                    ------------ --------------

Net interest income after provision for
probable loan and lease losses                           24,634         22,377

Other operating income
        Trust department income                           1,905          1,814
        Service charges on deposit accounts               2,253          1,990
        Insurance premium income                            997            892
        Security gains (losses)                             349             (6)
        Other income                                      2,862          2,445
                                                    ------------ --------------
        Total other operating income                      8,366          7,135
Other operating expenses
        Salaries and employee benefits                   11,818         10,364
        Occupancy expense of premises                       978            947
        Equipment expense                                 1,776          1,566
        Data processing expense                             870            872
        Deposit assessments and related fees                133            128
        Amortization of goodwill                            116             -
        Other expense                                     6,212          5,617
                                                    ------------ --------------
        Total other operating expenses                   21,903         19,494
                                                    ------------ --------------
        Income before income taxes                       11,097         10,018
        Applicable income taxes                           3,144          2,778
                                                    ------------ --------------
 Net income                                              $7,953         $7,240
                                                    ============ ==============
 Earnings per share                                       $1.31          $1.19
                                                    ============ ==============
 Dividends per share                                     $0.525          $0.51
                                                    ============ ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)
                                                         Three Months Ended
                                                           September 30,
                                                        2003           2002
                                                    -------------- -------------
                                                            (unaudited)

Interest income
Interest and fees on loans and leases                 $ 12,529       $ 12,191
Interest on investment securities:
        Taxable                                          1,632          1,938
        Exempt from federal income tax                     358            363
                                                   ------------ --------------
                                                         1,990          2,301
Interest on federal funds sold                              15             10
                                                   ------------ --------------
Total interest income                                   14,534         14,502

Interest expense
  Interest on deposits:
        Savings                                             60             70
        Interest-bearing transaction accounts              567            584
        Time, $100 or more                                 993            920
        Other time                                       1,679          2,637
        Interest on Federal Home Loan Bank
             borrowings and other borrowed funds         2,620          2,204
                                                   ------------ --------------
Total interest expense                                   5,919          6,415
                                                   ------------ --------------
Net interest income                                      8,615          8,087
Provision for probable loan and lease losses               357             45
                                                   ------------ --------------

Net interest income after provision for probable
        loan and lease losses                            8,258          8,042

Other operating income
        Trust department income                            635            450
        Service charges on deposit accounts                807            755
        Insurance premium income                           394            342
        Security (losses) gains                             12              -
        Other income                                       938            870
                                                   ------------ --------------
        Total other operating income                     2,786          2,417
Other operating expenses
        Salaries and employees benefits                  3,980          3,549
        Occupancy expense of premises                      333            323
        Equipment expense                                  624            513
        Data processing expense                            284            306
        Deposit assessments and related fees                43             42
        Amortization of goodwill                           116              -
        Other expense                                    2,612          2,162
                                                   ------------ --------------
        Total other operating expenses                   7,992          6,895
                                                   ------------ --------------
        Income before income taxes                       3,052          3,564
        Applicable income taxes                            872          1,021
                                                   ------------ --------------
 Net income                                             $2,180         $2,543
                                                   ============ ==============
 Earnings per share                                      $0.36          $0.42
                                                   ============ ==============
 Dividends per share                                    $0.175          $0.17
                                                   ============ ==============

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2003            2002
                                                                  -----------      ---------
                                                                  (Unaudited)
Operating activities
Net Income                                                            $ 7,953        $ 7,240
Adjustments to reconcile net income to net
    cash provided by operating activities:
Provision for probable loan and lease losses                              696          1,261
Provision for depreciation                                              1,547          1,300
Net accretion and amortization of  investment                          (1,587)          (380)
  security discounts and premiums
Realized (gain)/loss on sale of investment
  securities                                                             (349)             6

(Increase)/decrease in accrued interest
receivable and other assets                                            (3,294)         1,856
Amortization expense                                                      116              -
Decrease in accrued taxes, interest and other
  liabilities                                                          (2,035)          (622)
                                                          -------------------- --------------
Net cash (used in)/provided by operating
activities                                                              3,047         10,661

Investing activities
Net increase in interest bearing deposits                              (2,771)          (837)
Proceeds from maturities of available-for-
   sale securities                                                    257,089         50,667
Purchases of available-for-sale securities                           (278,889)      (140,738)
Net increase in loans                                                 (64,513)       (23,808)
Net increase of premises and equipment                                 (2,921)        (2,041)
Net cash provided by acquisition                                       66,040              -
                                                          -------------------- --------------
Net cash used in investing activities                                 (25,965)      (116,757)

Financing activities
(Decrease)/increase in Federal Home Loan
     Bank borrowings and other borrowed money                         (21,478)        79,716
Net increase in demand deposit accounts and
     savings accounts                                                  58,679         52,898
Net increase/(decrease) in certificates of
     deposits                                                          (3,961)       (39,897)
Cash dividends paid or declared                                        (3,196)        (3,105)
Proceeds from issuance of common stock                                    125              -
                                                          -------------------- --------------
Net cash provided by financing
     activities                                                        30,169         89,612
                                                          -------------------- --------------

Cash and cash equivalents at beginning of the
     year                                                              18,242         32,702
Increase/(decrease) in cash and cash
     Equivalents                                                        7,251        (16,484)
                                                          -------------------- --------------

Cash and cash equivalents at end of period                            $25,493        $16,218
                                                          ==================== ==============





FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2003           2002
                                                                  --------------- -------------
                                                                          (Unaudited)
Supplemental information:
    Interest paid                                                        $ 1,569       $ 2,017
                                                                  =============== =============
    Income taxes paid                                                      4,735         3,300
                                                                  =============== =============
    Acquisition of a business:
        Fair value of assets acquired:
           Loans                                                          48,841             0
           Premises and equipment                                          1,340             0
           Goodwill and other identified intangibles                      14,682             0
        Fair value of liabilities assumed:
          Demand deposit accounts and savings accounts                   (79,611)            0
          Certificates of deposits                                       (51,292)            0
                                                                  --------------- -------------
               Net cash provided by acquisition                          $66,040            $0
                                                                  =============== =============



Note to Unaudited Consolidated Financial Statements

September 30, 2003

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The enclosed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Annual Report of First United Corporation (the "Company") on Form 10-K for the year ended December 31, 2002.

     Earnings per share are based on the weighted average number of shares outstanding of 6,086,154 for the nine months ended September 30, 2003 and 6,080,589 for the nine months ended September 30, 2002. Earnings per share are based on the weighted average number of shares outstanding of 6,087,433 for the three months ended September 30, 2003 and 6,080,589 for the three months ended September 30, 2002. The company does not have any common stock equivalents.


Note B - Comprehensive Income

     Accumulated other comprehensive income represents the unrealized gains and losses on the Company's available-for-sale securities, net of income taxes. During the first nine months of 2003 and 2002, total comprehensive income, net income plus the change in unrealized gains (losses) on available-for-sale securities, net of income taxes, amounted to $6.61 million and $7.24 million, respectively. During the third quarter of 2003 and 2002, total comprehensive income amounted to $.26 million and $3.78 million, respectively.

Note C - Consolidation of Variable Interest Entities

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" ("VIEs"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to improve financial reporting of special purpose and other entities. A VIE is a partnership, limited liability company, trust or other legal entity that does not have sufficient equity to permit it to finance its activities without additional subordinated financial support from other parties, or whose investors lack certain characteristics associated with owning a controlling financial interest. Business enterprises that represent the primary beneficiary of a VIE must consolidate the entity in its financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. The consolidation provisions of FIN 46 apply to VIEs entered into after January 31, 2003, and for preexisting VIEs in the first interim reporting period after December 15, 2003.

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

Note D - Completed Business Combination

     On July 28, 2003, the Company consummated, through its bank subsidiary, First United Bank & Trust, the acquisition of four banking offices and a commercial banking center located in Berkeley County, West Virginia from Huntington Bancshares Incorporated and its bank subsidiary, The Huntington National Bank. The acquisition was accounted for under the purchase method of accounting. As a result of the transaction, $130.93 million in deposits and $48.97 million in loans were purchased. The premium paid on the deposits was 11%. Also, approximately $66 million in cash was received. The Company invested $56 million of these funds in short-term security investments. As a result of the transaction, $5.1 million of core deposit intangibles was recorded and will be amortized over 7.31 years. Additionally, the fair value adjustments required by purchase method accounting rules consisted of $1.05 million for deposits, which will be amortized over an estimated 4 years, and $.51 million for loans, which will be amortized over an estimated 3 years. The resulting goodwill arising from the transaction totaled $9.7 million, which will be accounted for in accordance with Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets. The acquisition cost has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized.

     Pro forma combined historical results of operations for the current year up to the most recent interim statement of financial condition date as though Huntington had been acquired at the beginning of the periods are presented below. These unaudited condensed pro forma combined statements of operations are presented as if the acquisition had been effective on January 1, 2003 and 2002, respectively.



                                      Nine months ended        Nine months ended
                                      September 30, 2003      September 30, 2002

                                        (in thousands, except per share data)

        Net Interest Income              $25,822                     $24,270

        Net Income                       $ 7,610                     $ 6,825

        Net Income per share             $  1.25                     $  1.12



                                     Three months ended       Three months ended
                                     September 30, 2003       September 30, 2002

                                         (in thousands, except per share data)



        Net Interest Income              $ 8,685                     $ 8,298

        Net Income                       $ 2,114                     $ 2,404

        Net Income per share             $   .35                     $   .40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This  Quarterly  Report  of the  Company  filed on Form  10-Q  may  contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Company operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Company's competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company's business or operations. For a more complete discussion of these risk factors, see "Risk Factors" in Part I, Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise.

     The following discussion should be read and reviewed in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

THE COMPANY

     The Company, headquartered in Oakland, Maryland, is a one-bank financial holding company with four non-bank subsidiaries. The Company was organized under the laws of the State of Maryland in 1985.

     The direct subsidiaries of the Company include First United Bank & Trust, a Maryland chartered trust company (the "Bank"), Oakfirst Life Insurance Company, an Arizona reinsurance company, OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, and First United Capital Trust, a Delaware statutory business trust (the "Trust").

     The Company maintains an Internet site at www.mybankfirstunited.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing on its Internet site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC").

FINANCIAL CONDITION

     The Company's total assets were $1.12 billion at September 30, 2003 compared to $953.68 million at December 31, 2002, increasing $165.76 million or 17.4%. The large percentage increase was primarily a result of the acquisition of the Huntington branches as referenced in Note D, page 9. Total assets increased $114.88 million or 11.4% from the $1.00 billion reported at June 30, 2003. Earning assets increased $140.11 million or 15.7% to $1.03 billion at September 30, 2003, from $890.36 million at December 31, 2002. During the third quarter of 2003, earning assets increased $94.25 million or 10.1%.

     Growth in net loans for the first nine months of 2003 was $112.66 million or 17.1% to a total of $772.42 million. Commercial loans, including mortgage loans, installment loans, and lines of credit increased $71.01 million during the first nine months of 2003. Consumer installment loans increased $23.54 million. Home equity loans increased $13.18 million. Residential mortgage loans increased $3.88 million during the first nine months of 2003. The OakFirst Loan Centers, the Company's consumer finance companies, contributed $1.05 million in growth in the first nine months of 2003. Net loans increased during the first nine months of 2003 by $112.7 million. Growth in net loans for the third quarter of 2003 was $65.79 million. Net loans acquired from the Huntington branch acquisition totaled $48.97 million.

Table 1 - Analysis of Gross Loans and Leases

The following table presents the trends in the composition of the gross loan and lease portfolio at the dates indicated:

(In thousands)                September 30, 2003    %   December 31, 2002    %
--------------------------------------------------------------------------------
Commercial                      $ 314,165         40.35%     $  242,470   36.42%
Residential-Construction           13,471          1.73%         11,072    1.66%
Residential-Mortgage              249,395         32.03%        233,887   35.13%
Installment                       198,761         25.53%        173,578   26.07%
Lease Financing                     2,795          0.36%          4,819    0.72%
                               ----------        -------     ----------  -------
     Total Loans and Leases     $ 778,587        100.00%     $  665,826  100.00%

     The investment portfolio that consists solely of available-for-sale securities increased $22.92 million during the first nine months of 2003. Within the investment portfolio, the category "Other investments" decreased $41.97 million during the first nine months of 2003. This decrease is attributable primarily to the sale of several mortgage-backed securities that were exhibiting accelerated payback and, thus, resulting in reduced yield for the Company. The proceeds from these sales were reinvested in agency securities in which the underlying collateral is consumer mortgage loans originated at lower interest rates; therefore, being less likely to experience accelerated payback. The Company accepted a slightly lower coupon on the securities and extended the average life of the investments to slightly greater than four years as compared to the average life of one year for the original investments.


Table 2 - Analysis of Investment Portfolio

The following table presents the trends in the composition of the investment portfolio at the dates indicated:

(In thousands)                September 30, 2003    %   December 31, 2002    %
--------------------------------------------------------------------------------
U.S. Treasury                    $      302       0.13%   $     305        0.14%
Federal Agencies                     87,511      36.75%      30,390       14.12%
State Municipal                      29,657      12.45%      31,354       14.57%
Other                               120,685      50.67%     153,187       71.17%
                                 ----------     -------    --------      -------
     Total Investment Securities $  238,155     100.00%   $ 215,236      100.00%


     Deposits totaled $835.48 million at September 30, 2003. This is an increase of $185.62 million, or $54.69 million excluding the acquisition of the Huntington branches, from the December 31, 2002 total of $649.86 million. Non-interest bearing deposits increased $27.52 million in the first nine months of 2003. Interest bearing deposits grew $158.10 million for the same time period. This increase in interest bearing deposits includes net-brokered deposit growth of $35.0 million. Deposit growth during the third quarter of 2003 was $124.95 million. Excluding the acquisition of the Huntington branches, however, total deposits declined $6.0 million during the third quarter of 2003, most of which is attributed to the decreasing rate environment and maturities in the certificates of deposit portfolio.

Table 3 - Analysis of Average Deposits

The following table presents the trends in the composition of average deposits at the dates indicated:



(In thousands)                          September 30, 2003     %      December 31, 2002       %
------------------------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits    $  78,376        10.75%      $    65,284             10.55%
Interest-bearing demand deposits         239,913        32.91%          178,572             28.86%
Savings deposits                          51,891         7.12%           43,655              7.05%
Time deposits $100,000 or more           142,227        19.51%          102,201             16.52%
Time deposits $100,000 or less           216,601        29.71%          229,114             37.02%
                                       ---------       -------       ----------            -------
     Total Average Deposits            $ 729,008       100.00%       $  618,826            100.00%


MARKET RISK MANAGEMENT

     The Company's principal market risk exposure is to interest rates. The Company intends to effectively manage the adverse effects of changing interest rates on earnings, long-term shareholder value, and liquidity through the use of a simulation model. The simulation model captures optionality factors such as call features and interest rate caps and floors imbedded in investment and loan portfolio contractual obligations. As of September 30, 2003, the simulation analysis shows that net interest income would decline by 10.2% or $3.75 million over a twelve-month period given an interest rate decrease of 100 basis points. For a net interest income change of greater than 5.0% but less than 15.0%, the Asset/Liability Committee must be informed at the next regularly scheduled quarterly meeting. An increase in interest rates impacts the Company's net interest income favorably. In terms of the economic value of equity which measures the long-term risk in the balance sheet by valuing the bank's assets and liabilities at "market", given an interest rate decrease of 100 basis points, the fair value of the Company's capital would decrease 17.7% or $21.25 million as compared to a policy limit of 10.0%. A change in the fair value of equity of greater than 10.0% but less than 20.0% requires that the Asset/Liability Committee be informed at the next regularly scheduled quarterly meeting. An increase in interest rates would increase the fair value of the Company's capital.


LIQUIDITY AND CAPITAL MANAGEMENT

     The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with the Company's correspondent banks or through the purchase of brokered certificates of deposit. The Company's bank subsidiary, First United Bank (the "Bank"), is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. There are no known trends or demands, commitments, events or uncertainties of which management is aware that will materially affect the Company's ability to maintain liquidity at satisfactory levels.

     The Company has a total risk-based capital ratio of 11.6% at September 30, 2003 as compared to 14.3% at December 31, 2002. The Tier 1 risk-based capital ratio was 10.0% at September 30, 2003 as compared to 11.4% at December 31, 2002. The decrease in ratios is a direct result of the increase in assets and goodwill attributable to the acquisition of the Huntington branches. Capital adequacy was well-above regulatory requirements. The regulatory requirements for total risk-based capital and Tier 1 capital are 8.0% and 4.0%, respectively, to maintain capital adequacy. Shareholder's Equity at September 30, 2003 was $82.83 million as compared to $79.28 million at December 31, 2002.

     The Company paid a cash dividend of $.175 per share on August 1, 2003. On September 17, 2003, the Company declared another dividend of an equal amount, to be paid November 1, 2003, to shareholders of record at October 17, 2003.

RESULTS OF OPERATIONS

     Consolidated net income for the first nine months of 2003 totaled $7.95 million or $1.31 per share compared to $7.24 million or $1.19 per share for the same period of 2002. This is a net income increase of 9.8% and earnings per share increase of 10.1%. Net income for the three months ended September 30, 2003 was $2.18 million or $.36 per share compared to $2.54 million or $.42 per share for the same period of 2002.

     The Company's performance ratios remain stable. Annualized Returns on Average Equity ("ROAE") were 13.1% and 13.0% for the nine-month periods ending September 30, 2003 and September 30, 2002, respectively. The ROAE for the year ended December 31, 2002 was 12.8%. Annualized Returns on Average Assets ("ROAA") were 1.0% and 1.2% for the first nine months of 2003 and 2002, respectively. This ratio was 1.1% for the year ended December 31, 2002.

     The Company uses a non-GAAP traditional efficiency ratio as a key measuring tool for profitability and operating efficiency. A lower ratio equals higher profitability and operating efficiencies. This ratio is used by management as part of its evaluation of its management of non-interest expenses. This ratio is not a substitute for an analysis of performance based on GAAP measures. The traditional and GAAP based efficiency ratios are presented and reconciled in Table 4.


Table 4 - GAAP based and traditional efficiency ratios

                                                         Nine Months Ended
                                                            September 30,
                                                     ---------------------------

(in thousands)                                          2003              2002
                                                     ---------       -----------
Noninterest expenses - GAAP based                    $ 21,903          $ 19,493
Net interest income plus noninterest income-
  GAAP based                                           33,696            30,773

         Efficiency ratio - GAAP based                  65.00%            63.34%
                                                     ========          =========
Noninterest expenses - GAAP based                      21,903            19,493
      Less non-GAAP adjustments:
           Amortization of intangible assets              116                 -


         Noninterest expenses-traditional ratio        21,787            19,493

Net interest income plus noninterest income-
      GAAP based                                       33,696            30,773
         Plus non-GAAP adjustment:
            Tax-equivalency                               694               628
          Less non-GAAP adjustments:
             Securities gains (losses)                    349                (6)
                                                      -------           -------

Net interest income plus noninterest
       Income - traditional ratio                      34,041            31,407

       Efficiency ratio - traditional                   64.00%            62.07%
                                                      =======           =======

     Despite decreasing rates in the market, the Company's net interest income for the three- and nine-month periods ended September 30, 2003 was $8.62 million and $25.33 million, respectively, representing increases of $.53 million and $1.69 million, respectively, over the $8.09 million and $23.64 million reported for comparable periods in 2002. In 2003, interest expense decreased $1.10 million. Average earning assets totaled $1.04 billion and $777.49 million at September 30, 2003 and September 30, 2002, respectively. The yield on earning assets for those same time periods was 6.1%, and 7.4%, respectively. The average cost of funds for the period ending September 30, 2003 was 2.5% as compared to 3.3% at September 30, 2002. The net interest margin decreased from 4.1% at September 30, 2002 to 3.6% at September 30, 2003.

     For the three and nine months ended September 30, 2003, the provision for probable loan and lease losses was $.36 million and $.70 million, respectively. For the same periods in 2002, the provision for probable loan and lease losses was $.05 million and $1.26 million, respectively. Net charge-offs for the nine-month period ended September 30, 2003 were $.90 million as compared to $1.03 million for the same time period in 2002. In comparing the three months ended September 30, 2003 and 2002, net charge offs were $.27 million and $.19 million, respectively. During the nine-month period ending September 30, 2003, the provision for probable loan and lease losses declined by $.565 million from the prior nine-month comparable period in 2002. Although the balance of loans increased with the acquisition of the Huntington branches discussed in Note D (with the transfer of a related reserve for these loans of $.301 million) and internal growth in loans, the Company's loss charge-off experience relative to outstanding loans has declined. This improvement in loss ratios has been considered in management's assessment of the allowance for loan and lease losses. Additionally, based upon a re-evaluation in the second quarter f 2003 of the collateral for a large commercial loan that was in non-accrual status proved that the Bank was in a secure collateral position relative to the loan balance resulting in a $.250 million special allocation for that loan facility being removed from the reserve.

     The over 30-day delinquency ratio was 1.4% at September 30, 2003 as compared to 1.0% at September 30, 2002. This same ratio was 1.1% at December 31, 2002. Non-performing loans were .42% of gross loans as of September 30, 2003, and the Company's reserve for probable loan and lease losses was .81% of gross loans representing 274.0% of non-performing loans. Non-performing loans were ..50% of gross loans as of December 31, 2002, and the Company's reserve for probable loan and lease losses was .91% of gross loans representing 184.1% of non-performing loans. An analysis of loan and lease losses can be found below in the table entitled "Analysis of the Reserve for Probable Loan and Lease Losses".

     For the three and nine months ended September 30, 2003, other operating income was $2.79 million and $8.37 million, respectively, compared to $2.42 million and $7.14 million, respectively, for the same periods in 2002. As a part of other operating income, trust services income was $.64 million and $1.91 million for the three- and nine-month periods ended September 30, 2003, respectively, up from the $.45 million and $1.81 million, respectively, recorded for comparable periods in 2002. The performance of the equity and bond markets continues to affect trust financial performance. The Bank's Trust Department managed accounts whose market values were $341.76 million at September 30, 2003 as compared to $300.25 million at December 31, 2002. Also, in the category other operating income, service charges on deposit accounts resulted in $.81 million and $2.25 million for the three and nine months ended September 30, 2003 as compared to $.76 million and $2.0 million, respectively, for the same periods in 2002.

     Other operating expense for the third quarter of 2003 totaled $7.99 million, compared to $6.89 million for the same period in 2002, representing an increase of $1.10 million or 16.0%. For the nine months ended September 30, 2003, other operating expense totaled $21.90 million, compared to $19.49 million for the nine months ended September 30, 2002. The largest item in this category, salaries and employee benefits, increased $.43 million or 12.1% and $1.45 million or 14.0% during the three- and nine-month periods ended September 30, 2003, respectively, over the comparable periods in 2002. Increased incentive payments related to employee performance contributed to these increases as did increased pension costs. Other items that contributed to the increase in other operating expense are the additional expenses related to the acquisition of the four Huntington branches which increased compensation and other expenses by $.27 million for the two month period subsequent to the acquisition, along with $.116 million of amortization of intangible assets, equipment purchases resulting increased in equipment depreciation expense of $.10 million, increase in real estate owned expenses of $.10 due to a loss on a property located in Keyser,

West Virginia, increase in other expenses of $.11 million due to the loss on a check cashed by the Bank, and $.10 due to reconciliation differences which the Company has concluded are not recoverable. The Company anticipates recovering $.09 million of the loss on the check write-off from the company responsible and will record the recovery when received.

     Income tax expense for the three and nine months ended September 30, 2003 was $.87 million and $3.14 million, respectively, compared to $1.02 million and $2.78 million, respectively, for the same periods in 2002. The effective tax rate for the first nine months of 2003 increased to 28.3% as compared to 27.7% for the first nine months of 2002.

Summary of Loan and Lease Loss Experience

ANALYSIS OF THE ALLOWANCE FOR PROBABLE LOAN AND LEASE LOSSES

                                                     For the nine months ended
                                                            September 30,
                                                        2003         2002
                                                       ------       ------
Balance, January 1                                     $6,068       $5,752
Charge-offs:

    Commercial                                              5          197
    Real estate - mortgage                                 26           92
    Installment loans to individuals                    1,218        1,232
                                                       ------       ------
                                                        1,249        1,521
                                                       ------       ------
Recoveries:

    Commercial                                              5          171
    Real estate - mortgage                                 14            7
    Installment loans to individuals                      335          312
                                                       ------       ------
                                                          354          490
                                                       ------       ------
Net charge-offs                                           895        1,031
                                                      -------       ------
Provision for probable loan and lease losses              696        1,261
Adjustment for acquisition of Huntington                  301
                                                      -------       ------
Balance at end of period                               $6,170       $5,982
                                                      =======       ======

Ratio of net charge-offs during the period to average
  loans outstanding during the period, annualized        .15%         .22%
                                                      =======       ======

Risk Elements of Loan Portfolio

     The following table provides a comparison of the Risk Elements of the Loan Portfolio in the format prescribed by Item III-C of Industry Guide 3. The Bank has no foreign loans. The Bank has a single commercial loan defined as a troubled debt restructuring with an outstanding balance of $.56 million. The status of the restructured debt at September 30, 2003 is current. Management believes that because the restructured debt is fully collateralized, there will be no loss on the loan. Further, the Bank has no knowledge of any potential problem loans other than those in the table below. As of September 30, 2003, the Company's non-accrual loans decreased $.06 million from the year-end total of $1.85 million.





                                                                                   September 30      December 31
                                                                                       2003              2002
                                                                                  --------------------------------
     Non-accrual loans                                                               $1,791             $1,847
     Accruing loans past due 90 days or more                                            780              1,458

Information with respect to non-accrual loans at September 30, 2003 and December 31, 2002, are as follows:

     Non-accrual Loans                                                               $1,791             $1,847
     Interest income that would have been
         recorded under original terms                                                   33                 25
     Interest income recorded during the period                                           7                  1



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is discussed under "Market Risk Management" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operation."


Item 4.  Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     An evaluation of the effectiveness of these disclosure controls, as of September 30, 2003, was carried out under the supervision and with the participation of the Company's management, including the CEO and the CFO. Based on that evaluation, the Company's management, including the CEO and the CFO, has concluded that the Company's disclosure controls and procedures are effective.

     During the third quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         10.1 First United Bank & Trust Supplemental Executive Retirement Plan ("SERP") (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.2 Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.3 Endorsement Split Dollar Agreement between the Bank and William B. Grant (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.4     Endorsement Split Dollar Agreement between the Bank and Robert
                  W. Kurtz (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.5 Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (incorporated by reference to Exhibit
                  10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.6 Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.7     Endorsement Split Dollar Agreement between the Bank and Eugene
                  D. Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.8     Endorsement Split Dollar Agreement between the Bank and Steven
                  M. Lantz (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.9     Endorsement  Split Dollar Agreement between the Bank and Robin
                  M. Murray (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.10 Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (incorporated by reference to Exhibit
                  10.10 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.11 First United Corporation Executive and Director Deferred Compensation Plan (filed herewith)

         31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         31.2 Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         32.1 Certifications of the CEO and of the CFO pursuant to 18 U.S.C.ss.1350 (furnished herewith)

         (b)      Reports on Form 8-K

                  On July 15, 2003, the Company filed a Current Report on Form 8-K in which it announced that Frank Russell Company had added the Company to the Russell 3000(R) Index.

                  On July 31, 2003, the Company filed a Current Report on Form 8-K in which it announced the completion of the acquisition of four banking offices and a commercial banking center located in Berkeley County, West Virginia from Huntington Bancshares Incorporated.

                  On August 11, 2003, the Company filed a Current Report on Form 8-K in which it furnished results of operations for the second quarter of 2003.


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST UNITED CORPORATION


Date:    November 13, 2003             /s/ William B. Grant
                                       ----------------------------------------
                                       William B. Grant, Chairman of the Board
                                       and Chief Executive Officer



Date     November 13, 2003             /s/ Robert W. Kurtz
                                       ----------------------------------------
                                       Robert W. Kurtz, President and Chief
                                       Financial Officer

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

         10.1 First United Bank & Trust Supplemental Executive Retirement Plan ("SERP") (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.2 Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.3 Endorsement Split Dollar Agreement between the Bank and William B. Grant (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.4     Endorsement Split Dollar Agreement between the Bank and Robert
                  W. Kurtz (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.5 Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (incorporated by reference to Exhibit
                  10.5 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.6 Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.7     Endorsement Split Dollar Agreement between the Bank and Eugene
                  D. Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.8     Endorsement Split Dollar Agreement between the Bank and Steven
                  M. Lantz (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.9     Endorsement  Split Dollar Agreement between the Bank and Robin
                  M. Murray (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.10 Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (incorporated by reference to Exhibit
                  10.10 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

         10.11 First United Corporation Executive and Director Deferred Compensation Plan (filed herewith)

         31.1 Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         31.2 Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

         32.1 Certifications of the CEO and of the CFO pursuant to 18 U.S.C.ss.1350 (furnished herewith)