Form 10-K
period 2003-12-31
FIRST UNITED CORP/MD/
filed 2004-03-15
CIK 763907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-14237 FIRST UNITED CORPORATION (Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction incorporation or organization)	52-1380770 (I.R.S. Employer Identification No.)
19 South Second Street, Oakland, Maryland (Address of principal executive offices)	21550-0009 (Zip Code)

Registrant’s telephone number, including area code (301) 334-9471

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003: $127,836,093.

        The number of shares of the registrant’s common stock outstanding as of February 27, 2004: 6,087,287

Documents Incorporated by Reference

        Portions of the registrant’s definitive proxy statement for the 2004 Annual Shareholders Meeting to be filed with the SEC in March of 2004 pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation Table of Contents

2

Forward-Looking Statements

        This Annual Report of First United Corporation (the “Corporation”) filed on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Corporation’s competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Corporation’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Corporation’s business or operations. For a more complete discussion of these risk factors, see Exhibit 99.1 “Risk Factors.” Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

PART I

Item 1.	BUSINESS

General

        The Corporation is a Maryland corporation chartered in 1985 and a financial holding company and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation and its consolidated subsidiaries are sometimes referred to as “we”, “us”, “our”, or “Registrant” in this annual report.

        The Corporation’s primary business is serving as the parent company to its five direct subsidiaries, First United Bank & Trust, a Maryland trust company (the “Bank”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, Oakfirst Life Insurance Corporation, an Arizona reinsurance company (“Oakfirst Life”), and First United Capital Trust, a Delaware statutory business trust (the “Capital Trust”). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. In addition, the Bank has four direct subsidiaries, Gonder Insurance Agency, Inc., a Maryland full service insurance agency (“Gonder”), First United Securities, Inc., a Delaware corporation that holds and manages approximately 19% of the Corporation’s investment portfolio (“FUSI”), First United Auto Finance, LLC, an inactive indirect automobile leasing limited liability company, and First United Capital Investment, Inc., a Delaware corporation (“FUCI”). FUCI has one subsidiary, First United Investment Trust, which is a Maryland real estate investment trust that invests in mortgage loans (the “Investment Trust”).

        The Corporation will liquidate FUCI and FUSI in 2004, and the Investment Trust will thereafter be a direct subsidiary of the Bank. For additional information about these liquidations, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments.”

        As of December 31, 2003, the Corporation had assets of approximately $1,108 million, net loans of approximately $786 million, and deposits of approximately $750 million. Shareholders’ equity at December 31, 2003 was approximately $84 million.

        The Corporation maintains an Internet site at www.mybankfirstunited.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing on its Internet site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Banking Products and Services

        The Bank operates 23 banking offices, one call center and 34 Automated Teller Machines (“ATM’s”) in the following Maryland Counties: Garrett, Allegany, Washington and Frederick; and in the following West Virginia Counties: Mineral, Hampshire, Berkeley and Hardy. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market area. Services offered are essentially the same as those offered by larger regional institutions that compete with the Bank. The services provided by the Bank include checking, savings, and Money Market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented financial services including IRA and KEOGH accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services. As of December 31, 2003, the total market value of assets under the supervision of the Bank’s trust department was approximately $364 million. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

        On July 25, 2003, the Bank acquired four banking offices and a commercial banking center located in Berkeley County, West Virginia, from Huntington Bancshares Incorporated and its bank subsidiary, the Huntington National Bank. As a result of this acquisition, which was accounted for under the purchase method of accounting, approximately $131 million in deposits and $49 million in loans were purchased, and approximately $66 million in cash was received. (See Note 1 of the Notes to Consolidated Financial Statements.)

Lending Activities

        The majority of the Corporation’s lending activities are conducted through the Bank.

        The Bank originates primarily secured loans for business purposes. It is typical for commercial loans to be secured by real estate, commercial equipment, vehicles or other assets of the business. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

        Commercial real estate loans are primarily those secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space. Low loan to value ratio standards, as well as the thorough financial analysis performed and the Bank’s knowledge of the local economy in which it lends, can reduce the risk associated with these loans.

        The risk of loss associated with commercial real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 75% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

        The Bank originates primarily variable rate residential mortgage loans. Although the Bank may also originate fixed rate residential mortgage loans, the Bank is generally acting in a brokering capacity on behalf of other financial institutions, for which it receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is required.

        Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

        The Bank provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may be fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with three, five or seven year adjustable rate mortgages.

        A variety of consumer loans are offered to customers, including indirect and direct auto loans, and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on-going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

        Additionally, the Corporation meets the lending needs of under-served customer groups within its market areas in part through OakFirst Loan Center, Inc., located in Martinsburg, West Virginia, and OakFirst Loan Center, LLC, located in Hagerstown, Maryland (collectively “OakFirst Loan Centers”).

Insurance Activities

        The Corporation offers a full range of insurance products and services to customers in its market areas through Gonder and First United Insurance Agency, Inc. Oakfirst Life reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by the Bank.

Trust Services

        The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs and 401(k) accounts, estate administration and estate planning.

First United Capital Trust

        The Capital Trust was organized for the purpose of offering preferred securities to investors and issued $23.0 million of aggregate liquidation amount of 9.375% Preferred Securities in August of 1999. Further information about the Capital Trust may be found in Note 8 of the Notes to Consolidated Financial Statements included in this annual report.

COMPETITION

        The banking business, in all of its phases, is highly competitive. Within their market areas, the Corporation and its affiliates compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with insurance companies for insurance products, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas.

        The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

        To compete with other financial services providers, the Corporation relies principally upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers’ needs. In those instances in which the Corporation is unable to accommodate a customer’s needs, it will arrange for those services to be provided by other financial services providers with which it has a relationship.

        Current banking laws facilitate interstate branching and merger activity among banks. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, since June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete.

CAPITAL REQUIREMENTS

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

        FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of cash dividends, or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

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

        Information about the Corporation’s capital resources may be found in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Capital Resources”. Information about the capital ratios of the Corporation and of the Bank as of December 31, 2003 may be found in Note 2 of the Notes to Consolidated Financial Statements included in this annual report.

SUPERVISION AND REGULATION

        The following is a summary of the material regulations and policies applicable to the Corporation and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on the business of the Corporation and Bank.

General

        The Corporation is a bank holding company and a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (“the BHC Act”) and as such is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

        The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank is a member of the FDIC, so it is also subject to certain provisions of federal law and regulations and examination by the FDIC. The Bank is also subject to numerous state and federal statutes and regulations that affect the business of banking in its market areas, including the provision of trust services.

        All nonbank affiliates of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Commissioner of Financial Regulation of Maryland. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, OakFirst Loan Center, LLC is subject to licensing and regulation by the Commissioner of Financial Regulation of Maryland, and Gonder and First United Insurance Agency, Inc. are each subject to licensing and regulation by state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the FRB, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision.

Regulation of Financial Holding Companies

        In November 1999, the federal Gramm-Leach-Bliley Act (the “GLBA”) was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the BHC Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits Maryland State chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of the Corporation and the Bank.

        The Corporation and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Corporation and its nonbank affiliates by the Bank. Section 23B requires that transactions between the Bank and the Corporation and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

        Under FRB policy, the Corporation is expected to act as a source of strength to its subsidiary banks, and the FRB may charge the Corporation with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.

Federal Banking Regulation

        Federal banking regulators, such as the FRB and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believe are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

        As part of FDICIA, each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation, on behalf of the Bank, believes that the Bank meets substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

        The Community Reinvestment Act (“CRA”) requires that, in connection with the examination of financial institutions within their jurisdictions, the FDIC evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory.”

        As a FDIC member institution, the Bank’s deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The Bank paid $.2 million of FDIC premiums in 2003.

        For a discussion of the regulatory capital requirements and related restrictions to which the Corporation and the Bank are subject, see “Capital Requirements” above.

USA PATRIOT Act

        Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and roles to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Federal Securities Law

        The Corporation’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Corporation is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

Governmental Monetary and Credit Policies and Economic Controls

        The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Corporation and its subsidiaries.

Employees

        At December 31, 2003, the Corporation and its subsidiaries employed approximately 460 individuals, of whom 312 were full-time employees, and 148 part-time employees.

Item 1A.	EXECUTIVE OFFICERS

        Information about the Corporation’s executive officers is set forth below. All officers are elected annually by the Board of Directors and hold office at its pleasure.

        William B. Grant, age 50, Chairman of the Board and Chief Executive Officer. Mr. Grant has been Chairman of the Board and Chief Executive Officer since 1996. Previously, he had been Secretary of the Corporation since 1990 and Executive Vice-President of the Corporation since 1988.

        Robert W. Kurtz, age 57, President, Chief Financial Officer, Secretary/Treasurer. Mr. Kurtz has been President of the Corporation since 1996 and Chief Financial Officer, Secretary, and Treasurer since 1997. Previously, he had been Chief Operating Officer of the Corporation since 1996, Treasurer of the Corporation since 1990 and Executive Vice-President of the Corporation since 1988.

        Jeannette R. Fitzwater, age 43, Senior Vice President and Director of Human Resources. Mrs. Fitzwater was appointed Senior Vice President and Director of Human Resources in 1997. She had been First Vice President, Director of Marketing and Regional Sales Manager of the Bank since 1994.

        Philip D. Frantz, age 43, Senior Vice President and Director of Operations & Support. Mr. Frantz was appointed Senior Vice President in 1993 and previously had been the Controller of the Corporation since 1988. He was appointed Director of Operations & Support of the Corporation in 1997.

        Steven M. Lantz, age 47, Senior Vice President and Director of Lending. Mr. Lantz was appointed Senior Vice President and Director of Lending of the Corporation in 1997. He had been First Vice President and Commercial Services Manager of the Bank since 1993.

        Eugene D. Helbig, Jr., age 51, Senior Vice President and Senior Trust Officer. Mr. Helbig was appointed Senior Vice President in 1997 and Senior Trust Officer in 1993. He had been a First Vice President of the Bank since 1993.

        Frederick A. Thayer, IV, age 45, Senior Vice President, Director of Sales and CRA Officer. Mr. Thayer was appointed Senior Vice President and Director of Sales in 1997. Previously, he had been First Vice President, Regional Executive Officer and Regional Sales Manager of the Bank since 1993.

        Robin M. Murray, age 45, Senior Vice President and Director of Marketing. Mrs. Murray was appointed Senior Vice President and Director of Marketing in 2003. Previously she had been Vice President & Director of Marketing and Retail Sales and Marketing Retail Service Manager since 1997.

Item 2.	PROPERTIES

        The main office of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Corporation owns sixteen of its bank offices and leases seven bank offices and three non-bank subsidiary offices. Total rent expense on the leased offices was $.3 million in 2003.

Item 3.	LEGAL PROCEEDINGS

        The Corporation and its affiliates are at times, in the ordinary course of business, subject to legal actions. However, to the knowledge of management, the Corporation is not currently subject to any such legal action.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of the Corporation’s common stock are listed on the Nasdaq Stock Market under the symbol “FUNC”. As of February 27, 2004, the Corporation had 2,254 stockholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2003 and 2002 are set forth below. These over-the-counter quotations reflect inter-dealer prices and may not include retail mark-up, mark-down or commissions, and they may not represent actual transactions.

2003	High	Low	Dividends Declared
1st Quarter	$22.10	$16.06	$.175
2nd Quarter	25.50	19.60	.175
3rd Quarter	24.62	20.17	.175
4th Quarter	25.99	21.78	.180
2002
1st Quarter	$16.60	$15.39	$.170
2nd Quarter	19.00	15.57	.170
3rd Quarter	18.70	15.80	.170
4th Quarter	16.99	15.13	.175

        Cash dividends are typically declared on a quarterly basis and are at the discretion of the Corporation’s Board of Directors. Dividends to stockholders are generally dependent on the ability of the Corporation’s subsidiaries to declare dividends to the Corporation. The ability of these entities to declare dividends are limited by federal and state banking laws and/or state corporate laws. Further information about these limitations may be found in Note 12 to the Notes to the Consolidated Financial Statements and Exhibit 99.1 “Risk Factors”. Accordingly, there is no guarantee that dividends will be declared in any fiscal quarter.

        Market makers for the Corporation’s common stock are:

Ferris Baker Watts 12 North Liberty St. Cumberland, MD 21502 (301) 724-7161 (800) 776-0629 113 S. Potomac St. Hagerstown, MD 21740 (301) 733-7111 (800) 344-4413	Scott and Stringfellow, Inc. 909 East Main Street Richmond, VA 23219 (804) 643-1811 (800) 552-7757

Equity Compensation Plan Information

        At December 31, 2003, the Corporation had no equity compensation plan or arrangement in effect under which shares of common stock may be issued to its directors or officers.

Item 6.	SELECTED FINANCIAL DATA

        The following table sets forth certain selected financial data for the five years ended December 31, 2003 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report. This data should be read in conjunction with the financial statements and related notes thereto included elsewhere in this annual report and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

(In thousands, except per share data)	2003	2002	2001	2000	1999
Balance Sheet Data
Total Assets	$1,108,241	$954,388	$818,824	$848,300	$793,991
Net Loans	786,051	659,758	603,801	611,975	566,072
Investment Securities	223,615	215,236	130,692	152,858	150,565
Deposits	750,161	610,460	588,518	636,819	598,572
Long-term Borrowings	191,735	198,772	120,104	122,000	127,000
Shareholders’ Equity	84,191	79,283	71,076	65,511	58,096
Operating Data
Interest Income	$57,703	$57,589	$63,229	$63,516	$55,106
Interest Expense	23,601	25,702	33,378	35,039	27,146

Net Interest Income	34,102	31,887	29,851	28,477	27,960
Provision for Loan Losses	833	1,506	2,926	2,198	2,066
Other Operating Income	11,867	9,007	9,314	7,789	6,936
Other Operating Expense	29,821	26,038	23,381	21,995	20,739

Income Before Tax	15,315	13,350	12,858	12,073	12,091
Income Tax	4,566	3,695	3,689	3,762	4,130

Net Income	$10,749	$9,655	$9,169	$8,311	$7,961

Per Share Data
Net Income	$1.77	$1.59	$1.51	$1.37	$1.30
Dividends Paid	.70	.68	.66	.64	.62
Book Value	13.83	13.04	11.69	10.77	9.55
Significant Ratios
Return on Average Assets	1.03%	1.13%	1.11%	1.03%	1.12%
Return on Average Equity	13.10	12.75	13.26	13.40	13.56
Dividend Payout Ratio	39.65	42.76	43.71	46.72	47.69
Average Equity to Average Assets	7.88	8.84	8.34	7.68	8.23
Total Risk-based Capital Ratio	11.77	14.31	15.54	14.55	15.03
Tier I Capital to Risk Weighted Assets	11.04	13.76	14.67	13.52	13.77
Tier I Capital to Average Assets	8.72	11.72	11.22	10.66	11.25

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report. 10

Executive Overview

        The Corporation is a financial holding company which, through its bank and nonbank subsidiaries, provides a broad array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which has developed a community banking network of 23 banking offices throughout its market area. The Corporation’s primary source of revenue is interest income earned from its loan and investment securities portfolios and fees from financial services provided to customers.

        The following presents an overview of the Corporation’s operating performance during 2003:

        Solid Earnings Growth: The Corporation posted record net earnings for 2003 of $10.7 million, which is an 11% increase over the $9.7 million reported for 2002. Returns on average equity improved to 13.10% in 2003 from 12.75% in 2002. In addition, earnings per share increased to $1.77 in 2003 from $1.59 in 2002.

        Strategic Branch Acquisition: On July 25, 2003, the Corporation acquired four banking offices and a commercial banking center in Berkeley County, West Virginia from Huntington Bancshares Incorporated. Approximately $131 million in deposits and $49 million in loans were purchased, and $66 million in cash was received. This purchase was accounted for as a purchase and as such, it was included in our results of operations from the date of acquisition.

        Strong Loan and Deposit Growth: Loans and deposits grew $126 million (19%) and $140 million (23%), respectively, during 2003. While the Huntington branch acquisition accounted for approximately one-third of this loan growth, organic growth primarily in our core markets represented the majority of this strong performance. Almost all of the deposit growth is attributed to the acquisition.

        Shift in Mix of Fixed/Adjustable Rate Loans: During this period of historically record low interest rates, the Corporation sought to grow its loan portfolio with adjustable rate loans. As a result, the percentage of fixed rate loans to total loans decreased from 57% in 2002 to 52% in 2003.

        Continued Excellent Loan Quality: The December 31, 2003 allowance for loan losses of $6.0 million is almost five times the amount of net loan charge offs during 2003, and more than twice the amount of year end non-accrual loans. The allowance as a percentage of period end loans was .75%, while net charge offs to average loans outstanding was only .17%. Non-accrual loans were .35% of period end loans, compared to .27% and .52% at December 31, 2002 and 2001, respectively.

        As we look ahead to 2004 and beyond, the Corporation envisions the following:

        Disciplined Growth in Banking Offices: We anticipate that the Bank will increase the number of banking offices on a de novo basis over the next three years in or adjacent to counties that comprise its core geographic market. The pace of this growth will be balanced with the desire to maintain strong financial performance. Although there are no specific plans to grow the Bank network with additional acquisitions, we will continue to be opportunistic in this regard.

        Continued Loan Growth in Our Core Markets and Loan Quality: The Corporation’s core market area continues to be vibrant. Accordingly, we believe that the Corporation will continue to experience growth in its loan portfolio, while continuing to maintain its loan quality. However, loan growth is dependent on a number of factors, including a continuation of a favorable local business climate fueling demand for loan products and rational pricing of loan products by the Corporation’s competitors.

        Negligible Impact of Rising Interest Rates: With interest rates at historically low levels, expectations are that rates will rise, albeit perhaps well into 2004. The Corporation closely monitors its interest rate sensitivity, and at December 31, 2003, it was asset sensitive over the next year. Accordingly, modest increases in interest rates would generally have a positive, but relatively insignificant, impact on the Corporation’s net interest income.

        Risks and Challenges: The risks and challenges that the Corporation will continue to face include changes in local economic conditions in its concentrated core markets, potential yield compression on loan and deposit products by existing competitors and potential new market entrants, dramatic changes in interest rates, and changes to existing federal and state legislation and regulations over banks and financial holding companies. For a more complete discussion of these risk factors, see Exhibit 99.1 “Risk Factors.”

Critical Accounting Policies and Estimates

        This discussion and analysis of the Corporation’s financial condition and results of operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

        The most critical accounting policy applied by the Corporation is that related to the valuation of the loan portfolio. A variety of estimates impact carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and placing loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with the specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, the views of the Bank’s regulators and, changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, change in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the allowance for loan losses relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

        The allowance for loan losses is also discussed in “Allowance and Provision for Loan Losses” of this Management’s Discussion and Analysis and in Note 4 of Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

        Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. The Corporation has $4.0 million of core deposit intangible assets subject to amortization and $11.7 million in goodwill primarily related to the Huntington branch acquisition, which is not subject to periodic amortization.

        Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation’s goodwill relates to value inherent in the banking business and the value is dependent upon the Corporation’s ability to provide quality, cost effective services in a highly competitive local market. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Corporation’s services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The determination of whether or not these assets are impaired involves significant judgments. The Corporation has concluded that the recorded value of goodwill was not impaired as a result of the evaluation. However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Recent Developments

        As reported on March 2, 2004, the Corporation will make two internal structural changes in 2004. During the first quarter of 2004, FUCI will be liquidated. After the liquidation, the Investment Trust will be owned directly by the Bank. In addition, FUSI will cease its investment activities and will be wound up during 2004. Management presently intends to make all future securities investments directly through the Bank. These changes are being implemented to minimize the risks associated with positions that may be adopted in the future by taxing authorities with respect to the taxation of income generated by certain subsidiaries.

        Although it is difficult to predict the actual impact that these changes will have on the Corporation on a going-forward basis, management believes that these changes, had they been implemented in 2003, and assuming no other changes, would have resulted in an effective tax rate of approximately 34%, rather than approximately 30%. Many factors and strategies, however, affect the Corporation’s tax obligations, and the impact for 2004 and for future periods is uncertain.

Net Interest Income

        Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense paid on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.

        Net interest income increased $2.2 million (7%) in 2003 due primarily to a reduction in interest expense. Interest income was virtually unchanged as the increase in average interest-earning assets of $174 million (22%) in 2003 was offset by a 129 basis point decline in yield on such earning assets. Although interest-bearing liabilities increased $166 million (23%) in 2003, a 26% decrease in the effective rate of these interest-bearing liabilities of 94 basis points resulted in a net decrease in interest expense of $2.1 million.

        During 2002, net interest income increased $2.1 million (7%), resulting in a net interest margin of 4.08%, a 15 basis point increase from 2001. As average interest-earning assets and interest-bearing liabilities increased only 3% and 2%, respectively, the net interest income growth resulted from a declining interest rate environment. Total interest expense decreased $7.7 million as the effective rate decreased 118 basis points. This outpaced the decrease in total interest income of $5.5 million, which experienced a 92 basis point yield compression.

        The mix of interest income was relatively constant throughout the past three years, as interest on loans and investments remained approximately 84% and 15%, respectively, of total interest income on earning assets.

        Table 1 sets forth the average balances, net interest income and expense and average yields and rates for the Corporation’s interest-earning assets and interest-bearing liabilities for 2003, 2002 and 2001. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of the Corporation’s average interest-earning assets and average interest-bearing liabilities for 2003, 2002 and 2001. This table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity Interest Rates and Interest Differential—Tax Equivalent Basis (Dollars in thousands)

Table 1

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate	Average Balance	Interest	Annual Rate
Loans	$727,532	$49,403	6.79%	$620,049	$49,095	7.92%	$619,088	$53,826	8.69%
Investment securities:
Taxable	196,175	6,484	3.30	138,102	6,699	4.85	118,461	7,474	6.31
Non taxable	30,355	2,195	7.23	29,428	2,124	7.22	23,531	1,687	7.17

Total	226,530	8,678	3.83	167,530	8,823	5.27	141,992	9,161	6.45
Federal funds sold	4,204	39		3,782	63	1.67	7,615	391	5.13
Interest-bearing deposits
with other banks	8,967	101	1.13	3,155	77	2.43	4,314	199	4.61
Other interest earning assets	8,818	336	3.81	7,081	371	5.24	5,950	401	6.74

Total earning assets	976,051	58,558	6.00	801,597	58,430	7.29	778,959	63,978	8.21
Allowance for loan losses	(6,151)			(5,984)			(5,217)
Non-earning assets	71,473			61,718			55,828

Total Assets	$1,041,373			$857,331			$829,570

Liabilities and
Shareholders’ Equity
Interest-bearing
demand deposits	$213,420	$1,755.82%		$146,313	$1,671	1.14%	$128,642	$2,832	2.20%
Savings deposits	53,753	218.40		43,655	269.62		41,150	421	1.02
Time deposits:
Less than $100	219,817	7,002	3.19	229,114	10,849	4.74	250,912	14,406	5.74
$100 or more	139,571	3,800	2.72	102,201	4,001	3.91	122,454	7,128	5.82
Short-term borrowings	55,006	447.81		35,826	289.81		18,874	479	2.54
Long-term borrowings	190,984	10,379	5.43	149,434	8,623	5.77	130,985	8,111	6.19

Total interest-bearing
liabilities	872,551	23,601	2.70	706,543	25,702	3.64	693,017	33,378	4.82

Noninterest-bearing deposits	75,840			65,284			57,003
Other liabilities	10,954			9,759			10,382
Shareholders’ equity	82,028			75,745			69,168

Total Liabilities and
Shareholders’ Equity	$1,041,373			$857,331			$829,570

Net interest income and spread		$34,957	3.29%		$32,727	3.65%		$30,600	3.41%

Net interest margin			3.58%			4.08%			3.93%

Notes:

—The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2003 and 34% for 2002 and 2001. The fully taxable equivalent adjustments for the years ended December 31, 2003, 2002, and 2001 were $855, $841, and $749, respectively.

—The average balances of non-accrual loans for the years ended December 31, 2003, 2002, and 2001, which were reported in the average loan balances for these years, were $2,240, $1,906, and $1,719, respectively.

—Net interest margin is calculated as net interest income divided by average earning assets.

Interest Variance Analysis (1) (In thousands and tax equivalent)

Table 2

	2003 Compared To 2002			2002 Compared To 2001
	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans	$7,299	$(6,991)	$308	$76	$(4,806)	$(4,730)
Taxable investments	1,919	(2,135)	(215)	953	(1,728)	(775)
Non-taxable investments	67	4	71	426	11)	437
Federal funds sold	4	(28)	(24)	(64)	(264)	(328)
Other interest earning assets	373	(384)	(11)	(2)	(150)	(152)

Total interest income	9,662	(9,534)	128	1,389	(6,937)	(5,548)

Interest expense:
Interest-bearing demand deposits	552	(468)	84	202	(1,363)	(1,161)
Savings deposits	40	(92)	(52)	15	(167)	(152)
Time deposits less than $100	(297)	(3,550)	(3,847)	(1,032)	(2,525)	(3,557)
Time deposits $100 or more	1,017	(1,218)	(201)	(793)	(2,335)	(3,128)
Short-term borrowings	156	(2)	158	137	(327)	(190)
Long-term borrowings	2,258	(501)	1,757	1,065	(553)	512

Total interest expense	3,725	(5,826)	(2,101)	(405)	(7,271)	(7,676)

Net interest income	$5,937	$(3,708)	$2,230	$1,794	$334)	$2,127

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Other Operating Income

        2003 other operating income increased $2.9 million (32%) over 2002. This compares to a slight decrease of $.3 million (3%) in 2002 from 2001. The following shows the major components of other operating income for the past three years (in thousands):

	2003	2002	2001
Service charges on deposit accounts	$3,175	$2,718	$2,434
Trust department income	2,520	2,146	2,511
Insurance premium income	1,367	1,215	1,049
Security gains (losses)	1,009	(366)	578
Bank owned life insurance (BOLI)	938	960	597
Other income	2,858	2,334	2,145

Total other operating income	$11,867	$9,007	$9,314

        Service charges on deposit accounts increased $.5 million (17%) in 2003 and $.3 million (12%) in 2002. These increases are primarily attributable to increases in return check charges correlating to increases in average non-interest bearing deposits of 16% and 15% in 2003 and 2002, respectively, and fees associated with an overdraft protection product introduced in 2002.

        Trust and fiduciary activity income is directly affected by the performance of the equity and bond markets and the amount of assets under management. 2003 income rebounded back to 2001 levels, aided by solid sales and an improved investment market. 2002 income was impacted by adverse investment market conditions. The average market value of assets under management was $332, $300 and $298 million for 2003, 2002 and 2001, respectively.

        Securities gains (losses) are the most variable component of other operating income. Securities gains for 2003 include gross gains of $1.7 million, offset by securities losses of $.7 million. Gains for 2003 resulted from the decision to sell certain mortgage-backed securities that were exhibiting accelerated paybacks due to the historically low interest rate environment, as well as the sale of corporate and other debt securities to utilize certain capital loss carryforwards. The gross securities losses in 2003 resulted primarily from the write-down and ultimate sale of Freddie Mac Preferred equity securities exhibiting other-than-temporary impairment. These preferred securities initially exhibited other-than-temporary impairment in 2002, which resulted in a $.4 million write down that year.

Other Operating Expense

        2003 other operating expenses increased $3.8 million (15%) over 2002, which increased $2.7 million (11%) over 2001. The following shows the major components of other operating income for the past three years (in thousands):

	2003	2002	2001
Salaries and employee benefits	$15,995	$13,922	$12,500
Equipment	2,426	2,090	1,853
Occupancy	1,330	1,293	1,251
Data processing	1,217	1,160	1,049
Other expenses	8,853	7,573	6,728

Total other operating expense	$29,821	$26,038	$23,381

        Salaries and employee benefits represent slightly more than half of total other operating expenses. These increased $2.1 million (15%) in 2003 and $1.4 million (11%) in 2002. These increases are attributable to increases in headcount to support the Corporation’s growth objectives, increased incentive plan expenses as growth and profitability targets were met, as well as increasing health insurance costs. In addition, $.5 million of the increase in 2003 was directly attributed to additional personnel associated with the Huntington branch acquisition.

        Other expenses increased $1.3 million in 2003 (17%) and $.8 million (13%) in 2002. These increases are generally attributable to increases in professional fees, outside service providers, insurance costs and, in 2003, $.2 million relating to the amortization of core deposit intangibles associated with the Huntington branch acquisition.

Applicable Income Taxes

        Income tax expense amounted to $4.6 million in 2003, compared to $3.7 million in both 2002 and 2001. The resulting effective tax rates were 30%, 28% and 29% for 2003, 2002 and 2001, respectively. The principal items which lowered the Corporation’s effective tax rates from the federal statutory rate are tax-exempt income from securities and loans, and tax-exempt BOLI income.

Balance Sheet Overview

        The Corporation’s total assets reached $1,108 million at December 31, 2003, representing an increase of $154 million (16%) from year end 2002. The Huntington branch acquisition accounted for approximately one-third of the $126 million loan growth and 90% of the $140 million deposit growth during 2003.

        Year end asset mix was relatively consistent, as total net loans and investment securities represented 71% and 20% of total assets at year end 2003, as compared to 69% and 22% at year end 2002. Similarly, the liability mix was also relatively consistent, as total deposits and borrowings represented 73% and 26%, respectively, of total liabilities at year end 2003, as compared to 70% and 29%, respectively, at year end 2002.

Loan Portfolio

        The Corporation, through the Bank and the OakFirst Loan Centers, is actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Hampshire Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of its loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the size and type of the loan, and the experience of the lending officer.

        Commercial loans are collateralized primarily by real estate, and to lesser extent, by commercial equipment and vehicles. Unsecured commercial loans represent an insignificant portion of total commercial loans. Residential mortgage loans are collateralized by the related property. Any residential mortgage loan exceeding an internal loan-to-value ratio requires private mortgage insurance. Installment loans are typically collateralized, with loan-to-value ratios which are established based on the financial condition of the borrower. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

        Table 3 sets forth the composition of the Corporation’s loan portfolio. It has been the historical policy of the Corporation to make the majority of its loan commitments in the market area it serves. The Corporation had no foreign loans in its portfolio as of December 31, for all periods presented.

Summary of Loan Portfolio
(Dollars in thousands)

Table 3

	Loans Outstanding as of December 31,
	2003	2002	2001	2000	1999
Commercial	$307,523	$242,470	$189,343	$92,914	$80,853
Residential—Mortgage	264,730	233,887	238,016	307,577	278,564
Installment	201,419	173,578	164,297	191,937	196,758
Residential—Construction	16,093	11,072	8,578	12,667	7,873
Lease Financing	2,260	4,819	9,319	11,974	6,433

Total Loans	$792,025	$665,826	$609,553	$617,069	$570,481

	Percentage of Portfolio as of December 31,
	2003	2002	2001	2000	1999
Commercial	39%	36%	31%	15%	14%
Residential—Mortgage	33	35	39	50	49
Installment	26	26	27	31	35
Residential—Construction	2	2	1	2	1
Lease Financing	—	1	2	2	1

Total Loans	100%	100%	100%	100%	100%

        During 2003, gross loans increased $126 million (19%) over 2002 to $792 million. Loans increased $56 million (9%) in 2002 from 2001. Approximately two-thirds of this loan growth was organic, and the remaining one-third was attributable to the Huntington branch acquisition. The key contributors to this strong loan growth in 2003 were commercial ($65 million), residential-mortgage ($31 million) and installment ($28 million).

        The commercial portfolio grew 27% in 2003, on top of a 28% increase in 2002. Approximately one-half of this growth in 2003 resulted from the Huntington branch acquisition. The other one-half, as well as the growth in the commercial loan portfolio in 2002, is primarily attributable to additional business with existing customer relationships and a more aggressive pricing strategy, while maintaining strong credit worthiness standards. At year end 2003, approximately 85% of the commercial loan portfolio was collateralized by real estate.

        Residential-mortgage grew 13% in 2003 as opposed to a 2% decrease in 2002. Approximately one-third of the growth in 2003 resulted from the Huntington branch acquisition. The remaining two-thirds is attributable to a combination of an aggressive marketing campaign to solicit and retain existing mortgage customers, as well as offering a competitive adjustable rate mortgage as an alternative to the fixed rates offered in the secondary market. During 2002, the slight runoff of fixed rate residential mortgages was partially offset by a $7 million increase in home equity loans.

        Consumer installment loans grew 16% in 2003 on top of a 6% increase in 2002. This increase relates primarily to an increase in the indirect automobile portfolio resulting from an expansion of the Corporation’s dealer network within its market area and a more aggressive pricing strategy. At year end 2003, the indirect automobile portfolio represented approximately 76% of the installment loan portfolio.

        The following table sets forth remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2003 (in thousands):

Maturities of Loan Portfolio at December 31, 2003

Table 4

	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five Years	Total
Commercial	$108,880	$178,660	$19,983	$307,523
Residential—Mortgage	11,174	61,224	192,332	264,730
Installment	52,228	134,746	14,445	201,419
Residential—Construction	16,093	—	—	16,093
Lease Financing	1,356	904	—	2,260

Total Loans	$189,731	$375,534	$226,760	$792,025

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$112,534	$254,732	$43,080	$410,346
Adjustable-Interest Rate Loans	77,197	120,802	183,680	381,679

Total Loans	$189,731	$375,534	$226,760	$792,025

        It is the policy of the Corporation to place a loan in non-accrual status, except for consumer loans, whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Table 5 sets forth the historical activity of non-accrual loans (in thousands):

Risk Elements of Loan Portfolio

Table 5

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Non-accrual Loans	$2,774	$1,847	$3,196	$1,066	$379
Accruing Loans Past Due 90 Days or More	1,236	1,458	1,230	1,448	763

        Had the non-accrual loans been current and in accordance with their original terms, additional interest income would have amounted to less than $.1 million in 2003.

Allowance and Provision for Loan Losses

        The allowance for loan losses is based on management’s continuing evaluation of the quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans and leases.

        The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured or for the Small Business Administration and Farm Service Agency guaranteed portion of loans.

        The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

        Although the balance of total loans increased $126 million in 2003, including $49 million associated with the Huntington branch acquisition (with an adjustment to the allowance for these loans of $.3 million), the Corporation’s overall net charge off experience relative to total average loans outstanding has declined to .17% in 2003 from .19% in 2002. Net charge offs relating to the installment loan portfolio represent approximately 92% and 95% of total net charge offs for 2003 and 2002, respectively. Generally, installment loans are charged off after they are 120 days contractually past due. The allowance allocated to the installment loan portfolio at December 31, 2003 remains more than twice the current year’s net charge offs. Additionally, based upon its periodic reevaluation of the collateral for a large commercial loan that was in non-accrual status, the Corporation determined that it was in a secure position relative to the loan balance, resulting in a $.3 million specific allocation for that loan facility being removed from the allowance.

        As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, the allowance for loan losses remained stable at $6.0 million at December 31, 2003, compared to $6.1 million at December 31, 2002.

        The provision for loan losses was $.8 million for 2003, as compared to $1.5 million in 2002 and $2.9 million in 2001.

        Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years. Table 7 presents management’s allocation of the allowance for loan losses by major loan category. Specific allocations in any particular category may be reallocated in the future to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

Activity in the Allowance for Loan Losses
(In thousands)

Table 6

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
Balance at Beginning of Period	$6,068	$5,752	$5,094	$4,409	$3,304
Loans Charged Off:
Commercial	17	197	347	49	229
Residential—Mortgage	147	97	64	95	78
Installment	1,556	1,535	2,223	1,688	1,089

Total Charged Off	1,720	1,829	2,634	1,832	1,396
Recoveries of Loans:
Commercial	50	229	21	10	223
Residential—Mortgage	17	9	7	21	39
Installment	425	401	338	288	173

Total Recoveries	492	639	366	319	435

Net Loans Charged Off	1,228	1,190	2,268	1,513	961
Provision for Loan Losses	833	1,506	2,926	2,198	2,066
Huntington Branch Acquisition Loan Loss Reserve	301	—	—	—	—

Balance at the End of Period	$5,974	$6,068	$5,752	$5,094	$4,409

Loans at End of Period	$792,025	$665,826	$609,553	$617,069	$570,481

Daily Average Balance of Loans	$727,532	$620,049	$619,088	$604,995	$547,599

Allowance for Loan Losses
to Loans Outstanding	.75%	.91%	.94%	.83%	.77%

Net Charge Offs to Average
Loans Outstanding	.17%	.19%	.37%	.25%	.18%

19

Allocation of the Allowance for Loan Losses (In thousands)

Table 7

	December 31,
	2003	2002	2001	2000	1999
Commercial	$2,166	$2,149	$1,540	$1,062	$1,017
Residential—Mortgage	1,247	1,032	1,066	1,007	934
Installment	2,462	2,675	2,688	2,579	2,145
Lease Financing	52	105	91	95	30
Commitments	47	33	29	287	272
Unallocated	—	74	338	64	11

Total	$5,974	$6,068	$5,752	$5,094	$4,409

Investment Securities

        The Corporation’s entire security portfolio is categorized as available-for-sale. Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of the asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of income taxes. The Corporation does not currently follow a strategy of making security purchases with a view of near-term resales and therefore, does not own trading securities. For additional information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

        The following sets forth the composition of the Corporation’s securities portfolio by major category as of the indicated dates (in thousands):

	December 31,
	2003	2002	2001
Securities Available-for-Sale:
U.S. government and agencies	$75,701	$12,364	$24,462
Mortgage-backed securities	89,082	123,351	48,480
Obligations of states and political subdivisions	29,342	31,354	25,915
Corporate and other debt	18,268	23,153	17,336
Other securities	11,222	25,014	14,499

Total	$223,615	$215,236	$130,692

        Total investment securities increased only $8 million in 2003 (4%) on top of an $85 million (65%) increase in 2002. The most significant shift in asset mix in 2003 was a $63 million increase in U.S. government and agencies securities and a $34 million decrease in mortgage-backed securities. The Corporation sold a portion of its mortgage-backed securities that were exhibiting accelerated payback due to the historically low mortgage interest rates and reinvested the proceeds into fixed-term agency securities. Additionally, a portion of the $66 million received in connection with the Huntington branch acquisition was also invested into agency securities.

        The $85 million increase in 2002 was primarily the result of a leverage growth strategy program whereby the Corporation borrowed $80 million in structured borrowings from the Federal Home Loan Bank of Atlanta (“FHLB”) during the year and reinvested these funds into mortgage-backed securities at favorable spreads.

        The Corporation manages its investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities and cash management overnight investment products. Excluding the U.S. Government sponsored agencies, the Corporation had no concentration of investment securities from any single issues that exceeded 10% of shareholders’ equity.

        Table 8 sets forth the contractual or estimated maturities of the components of the Corporation’s securities portfolio as of December 31, 2003 and the weighted average yields on a tax-equivalent basis. Certain securities that have no maturity are shown in the longest maturity category.

Investment Security Maturities, Yields, and Market Values at December 31, 2003 (Dollars in thousands)

Table 8

	Within 1 Year	Over 1 Year Thru 5 Years	Over 5 Years Thru 10 Years	Over 10 Years	Total Market Value
Securities Available-for-Sale:
U.S. government and agencies	$301	$66,212	$9,188	$—	$75,701
Mortgage-backed securities	12	87,719	1,351	—	89,082
Obligations of states and
political subdivisions	234	491	6,305	22,312	29,342
Corporate and other debt	2,057	2,539	—	13,672	18,268
Other securities	—	—	—	11,222	11,222

Total	$2,604	$156,961	$16,844	$47,206	$223,615

Percentage of total	1%	70%	8%	21%	100%
Weighted average yield	5.78%	4.29%	3.96%	5.10%	4.47%

Deposits

        Table 9 sets forth the average deposit balances by major category for 2003, 2002 and 2001 (in thousands of dollars):

Average Deposit Balances

Table 9

	2003		2002		2001
	Average Balance	Yield	Average Balance	Yield	Average Balance	Yield
Noninterest-bearing
demand deposits	$75,840	—	$65,284	—	$57,003	—
Interest-bearing demand deposits	213,420.82%		146,313	1.14%	128,642	2.20%
Savings deposits	53,753.40%		43,655.62%		41,150	1.02%
Time deposits less than $100	219,817	3.19%	229,114	4.74%	250,912	5.74%
Time deposits $100 or more	139,571	2.72%	102,201	3.91%	122,454	5.82%

Total	$702,401		$586,567		$600,161

        Total deposits increased $140 million (23%) during 2003 on top of a $22 million (4%) increase during 2002. On an average balance basis, total deposits increased $116 million (20%) during 2003, compared to a slight decrease in total average deposits in 2002 of $14 million (-2%).

        Approximately 90% of the year end 2003 balance increase and one half of the average balance increase is attributed to deposits the Corporation received as part of the Huntington branch acquisition. The remaining increase is primarily attributed to the full year impact of a new interest-bearing demand deposit product which was introduced in the spring of 2002 that offers customers liquidity as well as a competitive rate.

        Although the introduction of the new interest-bearing demand deposit product helped drive a $18 million increase in average interest-bearing demand deposits in 2002, this only partially offset the decrease in total average time deposits of $42 million. This decrease in total average time deposits is attributed to the decreasing interest rate environment and maturities of certificates of deposit.

The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

Maturity of Time Deposits of $100,000 or More

Table 10
December 31, 2003
Maturities
3 Months or Less	$23,638
3-6 Months	26,998
6-12 Months	21,839
Over 1 Year	44,983

Total	$117,458

Borrowed Funds

        Total borrowings increased $9 million (4%) in 2003 over 2002. Average borrowings increased 33% to $246 million for 2003 from $185 million for 2002, reflecting the full year impact of the Corporation’s leverage growth strategy program initiated during the third quarter of 2002, which is discussed in “Investment Securities” above.

        At December 31, 2003, the Corporation had additional borrowing capacity with the FHLB totaling $15.4 million and an additional $14.2 million of unused lines of credit with various financial institutions.

        See Note 8 of the Notes to Consolidated Financial Statements for details about the Corporation’s borrowings and additional borrowing capacity.

Capital Resources

        The Bank and the Corporation are subject to risk-based capital regulations, which were adopted by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier I capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier II capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations.

        Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier I ratio of 4%. The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation’s capital policy establishes guidelines meeting these regulatory requirements, and takes into account current or anticipated risks and future growth opportunities.

        On December 31, 2003, the Corporation’s total risk-based capital ratio was 11.77%, which was well above the regulatory minimum of 8%. The Corporation’s total risk-based capital ratio for year-end 2002 was 14.31%. The decrease in 2003 is a direct result of the increase in assets and goodwill attributable to the Huntington branch acquisition. As of December 31, 2003, the most recent notification from the regulators categorizes the Corporation as well capitalized under the regulatory framework for prompt corrective action. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding regulatory capital ratios.

        Total shareholders’ equity increased $4.9 million to $84.2 million at December 31, 2003, from $79.3 million at year-end 2002. The return on average equity improved to 13.10% for 2003 from 12.75% in 2002.

        Cash dividends of $.70 per share were paid during 2003, compared with $.68 and $.66 paid in 2002 and 2001, respectively. This represents a dividend payout rate (cash dividends per share divided by net income per share) of 39.6%, 42.8%, and 43.7% for 2003, 2002, and 2001, respectively.

Liquidity

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

        The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers. The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged. At December 31, 2003, such liquid assets totaled $95 million. While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation’s ability to renew maturing deposits. The Corporation’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

        When appropriate, the Corporation takes advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable the Corporation to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2003, the Corporation had available borrowing capacity of approximately $29.6 million through the FHLB and other financial institutions.

        The Corporation actively manages its liquidity position under the direction of the Asset and Liability Management Committee of the Corporation. Monthly reviews by management and quarterly reviews by this Board Committee under prescribed policies and procedures are intended to ensure that the Corporation will maintain adequate levels of available funds. Management believes that the Corporation has adequate liquidity available to respond to current and anticipated liquidity demands.

        For information about the Corporation’s short-term borrowings, see Note 8 of the Notes to Consolidated Financial Statements.

        At the holding company level, the Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debt. The main sources of funding for the holding company include dividends from the Bank and access to the capital markets. As discussed in Note 12 of the Notes to Consolidated Financial Statements, the Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. During 2003, the Bank declared and paid dividends of $6.8 million. As of December 31, 2003, the amount of additional dividends that the Bank could have paid to the parent company without regulatory approval was $9.7 million.

Interest Rate Sensitivity

        The Corporation’s primary market risk is interest rate fluctuation. Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between assets and liabilities. Management seeks to minimize fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

        In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management’s capital plans. This modeling reflects interest rate changes and the related impact on net interest income over specified periods. Management has not historically used derivative financial instruments to manage its interest rate sensitivity. At December 31, 2003, the static gap analysis prepared by management indicated that the Corporation was asset sensitive over the next year. In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is asset sensitive there is a positive impact to net interest income when interest rates increase. The simulation analysis shown below shows a positive impact when interest rates increase 100 or 200 basis points. Based on the simulation analysis performed at December 31, 2003, the Corporation estimates the following changes in net interest income, assuming the indicated rate changes:

+200 basis point increase	$1.0 million
+100 basis point increase	$.6 million
-100 basis point decrease	$(1.8 million	)

        This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforeseeable factors. Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. Management can respond to current or anticipated market conditions by lengthening or shortening the Corporation’s sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

        The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments. Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future funding requirements. Further discussion of the nature of certain obligations and commitments is included in the referenced footnote of the Notes to Consolidated Financial Statements.

		Payments Due by Period
Contractual Obligations (in millions)	Footnote Reference	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	8
FHLB Advances		$168.0	$18.5	$29.0	$30.9	$89.6
Junior subordinated debt		23.7	—	—	—	23.7
Operating leases	5	1.0	.3	.5	.2	—
Data processing and
telecommunications		6.5	1.6	4.0	.9	—
24

		Commitment Expiration by Period
Commitments (in millions)	Footnote Reference	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Loan commitments	4	$69.2	$16.4	$0.2	$0.3	$52.3
Letters of credit	4	1.2	1.2	—	—	—
At December 31, 2003, the Corporation’s off-balance sheet arrangements were limited to loan commitments and letters of credit discussed above.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information called for by this item is incorporated herein by reference to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

25

Report of Independent Auditors

        We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Pittsburgh, Pennsylvania
March 1, 2004

First United Corporation and Subsidiaries Consolidated Statements of Financial Condition (In thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Cash and due from banks	$20,272	$18,242
Interest-bearing deposits in banks	1,474	6,207
Investment securities available-for-sale (at market value)	223,615	215,236
Federal Home Loan Bank stock, at cost	8,660	9,158
Loans	792,025	665,826
Allowance for loan losses	(5,974)	(6,068)

Net loans	786,051	659,758
Premises and equipment, net	16,598	13,163
Goodwill and other intangible assets	15,462	788
Accrued interest receivable and other assets	36,109	31,836

Total Assets	$1,108,241	$954,388

Liabilities and Shareholders’ Equity
Liabilities:
Noninterest-bearing deposits	$99,181	$72,789
Interest-bearing deposits	650,980	537,671

Total deposits	750,161	610,460
Short-term borrowings	71,840	55,600
Long-term borrowings	191,735	198,772
Accrued interest and other liabilities	9,220	9,211
Dividends payable	1,094	1,062

Total Liabilities	1,024,050	875,105

Shareholders’ Equity:
Preferred stock—no par value;
authorized and unissued 2,000 shares
Capital stock—par value $.01 per share;
authorized 25,000 shares, issued and outstanding
6,087 in 2003 and 6,081 in 2002	61	61
Surplus	20,324	20,199
Retained earnings	62,201	55,743
Accumulated other comprehensive income	1,605	3,280

Total Shareholders’ Equity	84,191	79,283

Total Liabilities and Shareholders’ Equity	$1,108,241	$954,388

See notes to consolidated financial statements. 27

First United Corporation and Subsidiaries Consolidated Statements of Income (In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Interest income
Interest and fees on loans	$49,316	$48,982	$53,654
Interest on investment securities:
Taxable	6,921	7,147	8,074
Exempt from federal income taxes	1,427	1,397	1,110

	8,348	8,544	9,184
Interest on federal funds sold	39	63	391

Total interest income	57,703	57,589	63,229
Interest expense
Interest on deposits	12,775	16,790	24,788
Interest on short-term borrowings	447	289	479
Interest on long-term borrowings	10,379	8,623	8,111

Total interest expense	23,601	25,702	33,378

Net interest income	34,102	31,887	29,851
Provision for loan losses	833	1,506	2,926

Net interest income after provision for loan losses	33,269	30,381	26,925
Other operating income
Service charges on deposit accounts	3,175	2,718	2,434
Trust department income	2,520	2,146	2,511
Insurance premium income	1,367	1,215	1,049
Security gains (losses)	1,009	(366)	578
Bank owned life insurance	938	960	597
Other income	2,858	2,334	2,145

Total other operating income	11,867	9,007	9,314
Other operating expense
Salaries and employee benefits	15,995	13,922	12,500
Equipment	2,426	2,090	1,853
Occupancy	1,330	1,293	1,251
Data processing	1,217	1,160	1,049
Other expenses	8,853	7,573	6,728

Total other operating expense	29,821	26,038	23,381

Income before income taxes	15,315	13,350	12,858
Applicable income taxes	4,566	3,695	3,689

Net income	$10,749	$9,655	$9,169

Earnings per share	$1.77	$1.59	$1.51

See notes to consolidated financial statements. 28

First United Corporation and Subsidiaries Consolidated Statements of Changes in Shareholders’Equity (In thousands, except per share amounts)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2001	$61	$20,199	$45,132	$119	$65,511
Comprehensive income:
Net income for the year			9,169		9,169
Unrealized gains on securities available-for-
sale, net of taxes and reclassification adjustments				443	443

Comprehensive income					9,612
Cash dividends—$.665 per share			(4,047)		(4,047)

Balance at December 31, 2001	61	20,199	50,254	562	71,076
Comprehensive income:
Net income for the year			9,655		9,655
Unrealized gains on securities available-for-
sale, net of taxes and reclassification adjustments				2,718	2,718

Comprehensive income					12,373
Cash dividends—$.685 per share			(4,166)		(4,166)

Balance at December 31, 2002	61	20,199	55,743	3,280	79,283
Comprehensive income:
Net income for the year			10,749		10,749
Unrealized loss on securities available-for-
sale, net of taxes and reclassification adjustments				(1,675)	(1,675)

Comprehensive income					9,074
Issuance of 7 shares of common stock under
dividend reinvestment plan		125			125)
Cash dividends—$.705 per share			(4,291)		(4,291)

Balance at December 31, 2003	$61	$20,324	$62,201	$1,605	$84,191

See notes to consolidated financial statements. 29

First United Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands)

	Year ended December 31,
	2003	2002	2001
Operating activities
Net income	$10,749	$9,655	$9,169
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses	833	1,506	2,926
Depreciation and amortization	2,338	1,748	1,597
Net accretion and amortization of investment
security discounts and premiums	1,935	(995)	(28)
(Gain) loss on sale of investment securities	(1,009)	366	(578)
(Increase) decrease in accrued interest receivable
and other assets	(3,560)	1,321	7,265
Increase in accrued interest and other liabilities	41	79	27
Increase in bank owned life insurance value	(938)	(960)	(597)

Net cash provided by operating activities	10,389	12,720	19,781
Investing activities
Net decrease in interest-bearing deposits in banks	4,733	5,041	19,367
Proceeds from maturities and sales of investment
securities available-for-sale	266,243	69,529	259,050
Purchases of investment securities available-for-sale	(277,588)	(164,015)	(235,835)
Net (increase) decrease in loans	(77,452)	(57,463)	2,826
Purchase of premises and equipment	(4,200)	(3,384)	(2,293)
Investment in bank owned life insurance	—	—	(18,000)
Net cash provided by acquisition	66,040	—	—

Net cash (used in) provided by investing activities	(22,224)	(150,292)	25,115
Financing activities
Net increase (decrease) in deposits	8,799	33,091	(33,208)
Net increase in short-term borrowings	16,240	27,335	28,266
Proceeds from long-term borrowings	—	80,000	23,000
Payments on long-term borrowings	(7,037)	(13,178)	(53,162)
Cash dividends paid	(4,262)	(4,136)	(4,011)
Proceeds from issuance of common stock	125	—	—

Net cash provided by (used in) financing activities	13,865	123,112	(39,115)

Increase (decrease) in cash and cash equivalents	2,030	(14,460)	5,781
Cash and cash equivalents at beginning of year	18,242	32,702	26,921

Cash and cash equivalents at end of year	$20,272	$18,242	$32,702

Supplemental information
Interest paid	$24,641	$26,384	$34,076
Income taxes paid	5,218	3,305	40
Acquisition of a business:
Fair value of assets acquired:
Loans	$48,841
Premises and equipment	1,340
Goodwill and other identified intangibles	14,682
Fair value of liabilities assumed:
Demand deposit and savings accounts	(79,611)
Certificates of deposits	(51,292)

Net cash provided by acquisition	$66,040

See notes to consolidated financial statements. 30

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

        First United Corporation (“Corporation”) is a registered financial holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust (“Bank”), Oakfirst Life Insurance Corporation, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, and First United Capital Trust. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of 23 offices and 34 automated teller machines. This customer base includes individuals, businesses and various governmental units. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC are finance companies. First United Capital Trust is a Delaware Business Trust. The Corporation and its subsidiaries principally operate in four Western Maryland counties and four Northeastern West Virginia counties.

Principles of Consolidation

        The accompanying financial statements of the Corporation include the accounts of the Bank, Oakfirst Life Insurance Corporation, OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC. All significant intercompany accounts and transactions have been eliminated.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2003 presentation.

Completed Business Combination

        On July 25, 2003, the Corporation consummated, through the Bank, the acquisition of four banking offices and a commercial banking center located in Berkeley County, West Virginia, from Huntington Bancshares Incorporated and its bank subsidiary, the Huntington National Bank. The acquisition was accounted for under the purchase method of accounting. As a result of the transaction, approximately $131 million in deposits and $49 million in loans were purchased. Also, approximately $66 million in cash was received. As a result of the transaction, $4.0 million of core deposit intangibles was recorded and will be amortized over 7.2 years. Additionally, the fair value adjustments required by purchase method accounting rules consisted of $1.1 million for deposits, which will be amortized over an estimated 4 years, and $.5 million for loans, which will be amortized over an estimated 3 years. The resulting goodwill arising from the transaction totaled $10.8 million, which is expected to be fully deductible for tax purposes. The acquisition cost has been preliminarily allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when additional information concerning asset and liability valuations are finalized.

        The pro forma unaudited results of operations for the years ended December 31, 2003 and 2002, assuming consummation of the acquisition on January 1, 2003 and 2002, respectively, are as follows (in thousands, except for per share data):

	2003	2002
Net interest income	$35,834	$34,857
Net income	11,207	10,428
Net income per share	1.84	1.72

Investments

        Securities available-for-sale: All security purchases have been classified as available-for-sale. Securities available-for-sale are stated at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in shareholders’ equity.

        The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums to the first call date, if applicable, or to maturity, and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in net securities gains (losses). Management systematically evaluates securities for other-than-temporary declines in fair value. The cost of securities sold is based on the specific identification method.

Loans

        Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding balance.

Interest on Loans

        Interest on loans and leases is recognized based upon the principal amount outstanding. It is the Corporation’s policy to generally discontinue the accrual of interest on loans (including impaired loans), except for consumer loans, when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual, interest is not recognized. Cash payments received are applied to the principal balances. Generally, consumer installment loans are not placed on non-accrual, but are charged off after they are 120 days contractually past due.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to it. Management’s determination of the adequacy of the loan loss reserve is based upon the impact of economic conditions on the borrower’s ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management’s judgement, deserve current recognition. The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals, trends in volumes and terms of loans, effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions, and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured or for the Small Business Administration or Farm Service Agency guaranteed portion of loans.

Trust Assets and Income

        Assets held in an agency or fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated statements of financial condition. Income from the Bank’s Trust department represents fees charged to customers and is recorded on an accrual basis.

Premises and Equipment

        Premises and equipment are carried at cost, less accumulated provision for depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 32 years for buildings and 3 to 20 years for equipment. Accelerated depreciation methods are used for tax purposes.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. In accordance with SFAS No. 142, and SFAS No. 147, which applies specifically to branch purchases that qualify as business combinations, goodwill is not amortized, but is subject to an impairment test at least annually.

        Core deposit intangible assets represent the present value of future net income to be earned from acquired deposits and are amortized using the straight-line method over their estimated life of 7.2 years.

Bank-Owned Life Insurance (BOLI)

        The cash surrender value of BOLI is recorded at its cash surrender value and changes in the cash surrender value are recorded as other operating income.

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

Statement of Cash Flows

        The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption “Cash and due from banks.”

Earnings Per Share

        Earnings per share was computed based on the weighted average number of common shares outstanding of approximately 6,086,000 for 2003 and 6,081,000 for 2002 and 2001, respectively. The Corporation does not have any common stock equivalents.

Business Segments

        As defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Corporation has two operating segments, community banking and insurance. Since the operating activities of the insurance segment are immaterial to the consolidated financial statements, no separate segment disclosures for insurance operations have been made.

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (“VIEs”), which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain VIEs in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE’s commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities has been deferred until the first quarter of 2004.

        The provisions of FIN 46, which were adopted effective December 31, 2003, require de-consolidation of the Corporation’s investment in the First United Capital Trust (the “Trust”), an SPE which issued mandatorily redeemable preferred capital securities to third party investors (see Note 8). As a result, the Corporation now reports $23.7 million of junior subordinated debentures in long-term borrowings and its $.7 million equity interest in the Trust as an “Other Asset.” Previously, the Corporation reported the net amount of $23.0 million of preferred securities in long-term borrowings.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2003, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

        As of December 31, 2003 and 2002, the most recent notification from the regulators categorize the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentage shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total Capital (to Risk Weighted Assets)
Consolidated	$96,809	11.77%	$65,808	8.00%	$82,260	10.00%
First United Bank	83,658	10.26	65,247	8.00	81,559	10.00
Tier I Capital (to Risk Weighted Assets)
Consolidated	90,834	11.04	32,904	4.00	49,356	6.00
First United Bank	77,784	9.54	32,624	4.00	48,935	6.00
Tier I Capital (to Average Assets)
Consolidated	90,834	8.72	31,195	3.00	51,992	5.00
First United Bank	77,784	7.53	31,005	3.00	51,675	5.00
December 31, 2002
Total Capital (to Risk Weighted Assets)
Consolidated	$104,283	14.31%	$58,306	8.00%	$72,882	10.00%
First United Bank	93,285	12.87	57,978	8.00	72,472	10.00
Tier I Capital (to Risk Weighted Assets)
Consolidated	100,287	13.76	29,153	4.00	43,729	6.00
First United Bank	87,338	12.05	28,989	4.00	43,483	6.00
Tier I Capital (to Average Assets)
Consolidated	100,287	11.72	25,679	3.00	42,798	5.00
First United Bank	87,338	10.31	25,403	3.00	42,339	5.00
33

3. Investment Securities

The following is a comparison of amortized cost and market values of securities available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2003
U.S. government and agencies	$75,301	$526	$126	$75,701
Mortgage-backed securities	89,066	330	314	89,082
Obligations of states and political subdivisions	28,239	1,104	1	29,342
Corporate and other debt securities	17,278	990	—	18,268

Total debt securities	209,884	2,950	441	212,393
Other securities	11,222	—	—	11,222

Totals	$221,106	$2,950	$441	$223,615

December 31, 2002
U.S. government and agencies	$11,905	$459	$—	$12,364
Mortgage-backed securities	120,647	2,704	—	123,351
Obligations of states and political subdivisions	30,361	995	2	31,354
Corporate and other debt securities	22,123	1,109	79	23,153

Total debt securities	185,036	5,267	81	190,222
Other securities	24,969	45	—	25,014

Totals	$210,005	$5,312	$81	$215,236

Proceeds from sales and calls of securities available-for-sale and the realized gains and losses are as follows (in thousands):

	2003	2002	2001
Proceeds	$98,675	$18,508	$45,385
Realized gains	1,718	—	579
Realized losses	356	6	1

        The following shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2003 (in thousands):

	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agencies	$25,408	$(126)	—	—
Mortgage-backed securities	70,285	(314)	—	—
Obligations of states and political subdivisions	469	(1)	—	—

        The Corporation does not believe any individual unrealized loss as of December 31, 2003 represents an other-than-temporary impairment. These unrealized losses on debt securities are primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost.

        The Corporation recognized a realized loss on investment securities of $.4 million during the first quarter of 2003 and $.4 million in 2002, respectively, related to an other-than-temporary impairment write-down of its investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock. This FHLMC preferred stock was ultimately sold during the second quarter of 2003.

        The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2003, are shown below. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale (in thousands)
	Amortized Cost	Market Value
Due in one year or less	$2,536	$2,591
Due after one year through five years	68,719	69,243
Due after five years through ten years	15,161	15,492
Due after ten years	34,402	35,985

	120,818	123,311
Mortgage-backed securities	89,066	89,082

Total debt securities	209,884	212,393
Other securities	11,222	11,222

	$221,106	$223,615

        At December 31, 2003 and 2002, investment securities with a market value of $150 and $119 million, respectively, were pledged to secure public and trust deposits and securities sold under agreements to repurchase as required or permitted by law.

4. Loans

        The Corporation, through its banking subsidiary, is active in originating loans to customers primarily in Western Maryland and Northeastern West Virginia. The following table is a summary of the loan portfolio by principal categories (in thousands):

	December 31, 2003		December 31, 2002
	Loans	Loan Commitments	Loans	Loan Commitments
Commercial	$307,523	$21,873	$242,470	$34,741
Residential—mortgage	264,730	32,663	233,886	23,871
Installment	201,419	1,173	173,579	1,856
Residential—construction	16,093	13,496	11,072	7,413
Lease financing	2,260	—	4,819	—
Commercial letters of credit	—	1,239	—	1,873

	$792,025	$70,444	$665,826	$69,754

        Loan commitments are made to accommodate the financial needs of the Corporation’s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Historically, most letters of credit expire unfunded. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

        In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Corporation. Pursuant to the Corporation’s policy, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Balance at January 1	$18,796	$17,601	$11,254
Loans or advances	12,557	9,167	7,526
Repayments	(14,559)	(7,972)	(1,179)

Balance at December 31	$16,794	$18,796	$17,601

35

Activity in the allowance for loan loss is summarized as follows (in thousands):

	2003	2002	2001
Balance at January 1	$6,068	$5,752	$5,094
Gross credit losses	(1,720)	(1,829)	(2,634)
Recoveries	492	639	366

Net credit losses	(1,228)	(1,190)	(2,268)

Provision for loan losses	833	1,506	2,926
Huntington acquisition loan loss reserve	301	—	—

Balance at December 31	$5,974	$6,068	$5,752

        Non-accruing loans were $2.8, $1.8, and $3.2 million at December 31, 2003, 2002 and 2001, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was less than $.1 million during 2003, 2002, and 2001, respectively.

5. Premises and Equipment

        The composition of premises and equipment at December 31 is as follows (in thousands):

	2003	2002
Land	$3,766	$2,604
Premises	11,603	9,527
Furniture and equipment	22,512	20,359

	37,881	32,490
Less accumulated depreciation	(21,283)	(19,327)

Total	$16,598	$13,163

        The Corporation recorded depreciation expense of $2.1, $1.8, and $1.6 million in 2003, 2002 and 2001, respectively.

        Pursuant to the terms of noncancelable lease agreements for banking and subsidiaries’ offices in effect at December 31, 2003, future minimum rent commitments under various operating leases for each of the next five years are as follows: $.3, $.2, $.2, $.2 and $.1 million. The leases contain options to extend for periods from 1 to 5 years, not included in the aforementioned amounts.

        Total rent expense amounted to $.4 million in each of 2003, 2002 and 2001.

6. Goodwill and Other Intangible Assets

        The Corporation performed its annual impairment test and determined that goodwill was not impaired. The Corporation will continue to review goodwill on an annual basis for impairment and as events occur or circumstances change.

        The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

	2003				2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$11,655	$—	$11,655		$788	$—	$788
Core deposit intangible assets	4,040	233	3,807	6.8	—	—	—

Total	$15,695	$233	$15,462		$788	—	$788

36

Amortization expense relating to the core deposit intangible asset acquired in 2003 was $.2 million. Future estimated annual amortization expense is presented below (in thousands):

2004	$558
2005	558
2006	558
2007	558
2008	558

7. Deposits

        The aggregate amount of time deposits with a minimum denomination of $100,000 was $117.5 and $100.6 million at December 31, 2003 and December 31, 2002, respectively.

        The following is a summary of the scheduled maturities of all time deposits as of December 31, 2003 (in thousands):

2004	$182,836
2005	81,871
2006	41,351
2007	7,112
2008	18,733
Thereafter	1,443

8. Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities less than one year (dollars in thousands):

	2003	2002
Federal funds purchased	$5,800	$16,200
Weighted average interest rate at December 31	1.20%	1.51%

	2003	2002	2001
Securities sold under agreements to repurchase:
Outstanding at end of year	$66,040	$39,400	$28,267
Weighted average interest at year end	1.03%	.75%	.95%
Maximum amount outstanding as of any month end	$66,040	$39,400	$28,267
Average amount outstanding	49,278	32,259	19,104
Approximate weighted average rate during the year	.86%	.87%	2.39%
The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year (dollars in thousands):

	2003	2002
FHLB advances, bearing interest at rates ranging from 1.20% - 6.42%	$168,024	$175,061
Junior subordinated debt at 9.375%	23,711	23,711

	$191,735	$198,772

        In addition to the above, the Corporation has $26.3 million of letters of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2003. These letters of credit are pledged to secure public deposits.

        The Corporation has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2003, the line of credit equaled $316.7 million. This line of credit, which can be used for both short or long-term funding, can only be utilized to the extent of available collateral. It is secured with a blanket lien on the 1-4 family mortgage portfolio, a blanket lien on the commercial real estate loan portfolio, and certain investment securities. The collateralized line of credit totaled $214.8 million at December 31, 2003, of which $15.4 million was available for additional borrowings.

        The Corporation also has various unsecured lines of credit totaling $15.0 million with various financial institutions to meet daily liquidity requirements. As of December 31, 2003, the Corporation had $.8 million in borrowings under these credit facilities.

        The Company has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities owned by the company and held in safekeeping at independent correspondent banks.

        The FHLB advances consist of various borrowings with maturities generally ranging from 5 to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but the Corporation may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, the Corporation’s early repayment of any advance would be subject to a prepayment penalty.

        The weighted average interest rate on all long-term FHLB advances was 4.71% at December 31, 2003.

        Maturities of long-term FHLB advances over the next five years are as follows: 2004, $18.5 million; 2005, $22.0 million; 2006, $7.0 million; 2007, $19.9 million; 2008, $11.0 million.

        In 1999, the Trust, a Delaware business trust organized and wholly owned by the Corporation, issued 9.375% preferred securities with an aggregate liquidation amount of $23.0 million ($10 per preferred share) to third-party investors. The proceeds were used to purchase an equal amount of 9.375% junior subordinated debentures of the Corporation. An additional $.7 million of junior subordinated debentures was purchased by the Trust from the proceeds of the sale of 100% of the Trust’s common securities to the Corporation. The junior subordinated debentures represent the sole assets of the Trust, and payments under the junior subordinated debentures are the sole source of cash flow for the Trust.

        The preferred securities qualify as regulatory Tier 1 capital of the Corporation.

        The junior subordinated debentures will mature in September 2029, at which time the preferred securities must be redeemed. The junior subordinated debentures and preferred securities can be redeemed contemporaneously at the Corporation’s option, (i) in whole or in part, beginning September 30, 2004, or (ii) earlier in whole but not in part upon certain changes in tax or investment company laws or capital regulatory requirements, in each case subject to possible regulatory approval.

        The Corporation has the right to defer junior subordinated debentures interest for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its common stock.

9. Income Taxes

        The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Taxes currently payable	$6,060	$3,233	$552
Deferred taxes (benefit)	(1,494)	462	3,137

Income tax expense for the year	$4,566	$3,695	$3,689

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2003	2002	2001
Federal statutory rate	35%	35%	34%
Tax-exempt income on securities and loans	(4)	(4)	(4)
Tax-exempt BOLI income	(2)	(3)	(2)
Other	1	—	1

	30%	28%	29%

38

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Allowance for loan losses	$2,363	$2,413
Deferred compensation	544	329
State tax loss carry forwards	323	483
Other	94	255

Total deferred tax assets	3,324	3,480
Valuation allowance	(321)	(321)

Total deferred tax assets less valuation allowance	3,003	3,159
Deferred tax liabilities:
Dividend from real estate investment trust	(1,650)	(2,478)
Depreciation	(1,121)	(1,114)
Unrealized gain on investment securities available-for-sale	(904)	(1,951)
Pension	(874)	(733)
Auto leasing	(650)	(1,697)
Other	(379)	(213)

Total deferred tax liabilities	(5,578)	(8,186)

Net deferred tax liabilities	$(2,575)	$(5,027)

        State income tax expense (benefit) amounted to $.2, $(.2) and $-0- during 2003, 2002 and 2001, respectively. The state loss carry forwards included in deferred tax assets will expire commencing in 2019.

10. Employee Benefit Plans

        The Corporation sponsors a noncontributory defined benefit pension plan covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees’ compensation during the last five years of employment. The Corporation’s funding policy is to make annual contributions in amounts sufficient to meet the current year’s funding requirements.

        The benefit obligation activity was calculated using an actuarial measurement date of January 1. Plan assets were calculated using an actuarial measurement date of December 31. The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Corporation’s pension plan (in thousands):

	2003	2002
Change in Benefit Obligation
Obligation at the beginning of the year	$13,124	$10,724
Service cost	571	494
Interest cost	840	809
Amendments	—	204
Assumptions	1,225	825
Actuarial (gains) losses	(645)	461
Benefits paid	(391)	(393)

Obligation at the end of the year	14,724	13,124

Change in Plan Assets
Fair value at the beginning of the year	11,151	11,673
Actual return on plan assets	2,157	(928)
Employer contribution	809	799
Benefits paid	(391)	(393)

Fair value at the end of the year	13,726	11,151

Funded Status	(998)	(1,973)
Unrecognized net actuarial loss	3,486	4,193
Unrecognized prior service cost	162	172
Unrecognized net transition asset	(449)	(488)

Prepaid Benefit Cost	$2,201	$1,905

39

	2003	2002
Components of Net Pension Cost
Service costs	$571	$494
Interest cost	840	809
Expected return on assets	(1,005)	(965)
Amortization of transition asset	(39)	(39)
Recognized loss	136	20
Prior service cost	10	10

Net pension expense included in employee benefits	$513	$329

Weighted Average Assumptions
Discount rate for benefit obligations	6.25%	6.75%
Discount rate for net pension cost	6.75	7.25
Expected long-term return on assets	8.25	8.25
Rate of compensation increase	4.00	4.00

        The accumulated benefit obligation was $11.7 and $9.7 million at December 31, 2003 and 2002, respectively.

        The asset allocations for the defined benefit pension plan as of December 31, 2003 and 2002, by asset category, are as follows:

	Percentage of Plan Assets
	2003	2002
Asset Category
Equity securities	60%	45%
Debt securities	32	47
Cash and cash equivalents	8	8

Total	100%	100%

        The investment objective for the defined benefit pension plan is to maximize total return with tolerance for average risk. Asset allocation favors equities, with a target allocation of approximately 55% equities securities, 40% fixed income securities, and 5% cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges. A core equity position of large cap stocks will be maintained. However, more aggressive or volatile sectors will be meaningfully represented in the asset mix in pursuit of higher returns. Higher volatility investment strategies such as credit risk, structured finance, and international bonds will be appropriate strategies in conjunction with the core position.

        It is management’s intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment mangers, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

        The expected long-term rate of return was estimated using market benchmarks for equities and bonds applied to the plan’s target asset allocation. Although many factors are considered, as a general guideline, the assumed rate of return is equal to the weighted average of the expected returns for each asset category, which are based on historical returns as well as expected future returns.

        The following summarizes the number of Corporation shares and the fair value of such shares included in plan assets at December 31, 2003 and 2002, as well as dividends paid to the plan for such years (dollars in thousands):

	2003	2002
Number of shares held	49,083	49,083
Fair value	$1,196	$806
Dividends paid	34	33
Percentage of total plan assets	9%	7%

The Corporation expects to contribute $.8 million to the plan in 2004. 40

401(k) Profit Sharing Plan

        The First United Bank & Trust 401(k) Profit Sharing Plan (“the 401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute to the plan through payroll deductions. Contributions up to 6% of an employee’s base salary are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.3, $.2, and $.3 million in 2003, 2002 and 2001, respectively.

Supplemental Executive Retirement Plan

        During 2001, the Corporation established an unfunded supplemental executive retirement plan (SERP) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Corporation acquired bank owned life insurance (BOLI) policies on the senior management personnel and officers of the Corporation. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI are intended to provide a source of funds for the payment of the SERP benefits and other employee benefit costs. The recorded balance of the cash surrender value of the BOLI included in other assets in the statement of financial condition was $20.5 million and $19.6 million at December 31, 2003 and 2002, respectively. The SERP expense for 2003, 2002 and 2001 was $.2, $.2 and $.1 million, respectively.

11. Federal Reserve Requirements

        The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2003, the daily average amount of these required reserves was approximately $6.3 million.

12. Restrictions on Subsidiary Dividends, Loans or Advances

        Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends, which may be paid at any date, is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2003, the Bank could have paid additional dividends of $9.7 million to the Corporation without regulatory approval.

13. Commitments and Contingent Liabilities

        The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. However, to the knowledge of management, the Corporation is not currently subject to any such legal actions.

        Loan and letter of credit commitments are discussed in Note 4.

        Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $7.6 million of life, accident and health insurance in force at December 31, 2003. In accordance with state insurance laws, this subsidiary is capitalized at $4.3 million.

14. Fair Value of Financial Instruments

        As required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” presented below is fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corporation’s ability to actually realize these derived values cannot be assumed.

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

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition at December 31 are as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$20,272	$20,272	$18,242	$18,242
Interest-bearing deposits in banks	1,474	1,474	6,207	6,207
Investment securities	223,615	223,615	215,236	215,236
Federal Home Loan Bank stock	8,660	8,660	9,158	9,158
Loans	792,025	791,310	665,826	672,031
Accrued interest receivable	5,268	5,268	5,951	5,951
Financial Liabilities:
Deposits	750,161	753,753	610,460	614,608
Borrowed funds	263,575	268,337	253,660	270,974
Accrued interest payable	2,776	2,776	3,816	3,816

        The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

        Cash and cash equivalents: The carrying amounts as reported in the statement of financial condition for cash and due from banks and federal funds sold approximate their fair values.

        Interest-bearing deposits in banks: The carrying amount of interest-bearing deposits approximate their fair values.

        Investment securities: Fair values of investment securities are based on quoted market values.

        Federal home loan bank stock: The carrying value of Federal Home Loan stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

        Loans: For variable rate loans and leases that reprice frequently or “in one year or less,” and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a discounted cash flow calculation that applies current interest rates being offered on the various loan products.

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

        Borrowed funds: The fair value of the Corporation’s Federal Home Loan Bank borrowings and junior subordinated debt is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings with similar remaining maturities. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

        Accrued Interest: The carrying amount of accrued interest receivable and payable approximates their fair values.

        Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. The Corporation expects most of these commitments to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements. Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments. The Corporation does not have any derivative financial instruments at December 31, 2003 or 2002.

15. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition (in thousands)

	December 31,
	2003	2002
Assets
Cash	$966	$1,155
Investment securities	1,537	1,520
Investment in bank subsidiary	94,735	91,274
Other assets	4,753	3,138
Investment in non-bank subsidiary	7,854	6,997

Total Assets	$109,845	$104,084

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$850	$28
Dividends payable	1,093	1,062
Junior subordinated debt	23,711	23,711
Shareholders’ equity	84,191	79,283

Total Liabilities and Shareholder’s Equity	$109,845	$104,084

Condensed Statements of Income (in thousands)

	Year Ended December 31,
	2003	2002	2001
Income:
Dividend income from bank subsidiary	$6,786	$6,670	$7,110
Other income	84	86	103

Total income	6,870	6,756	7,213

Expenses:
Interest expense	2,192	2,192	2,192
Other expenses	127	4	13

Total expenses	2,319	2,196	2,205

Income before income taxes and equity in undistributed
net income of subsidiaries	4,551	4,560	5,008
Income tax benefit	795	741	678
Equity in undistributed net income (loss) of subsidiaries:
Bank	5,118	4,243	3,777
Non-bank	285	111	(294)

Net income	$10,749	$9,655	$9,169

Condensed Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net income	$10,749	$9,655	$9,169
Adjustments to reconcile net income to net cash provided
by operating activities:
Equity in undistributed net income of subsidiaries	(5,403)	(4,354)	(3,483)
Increase in other assets	(1,615)	(678)	(660)
Decrease (increase) in accrued interest and other liabilities	822	(16)	—
Increase in dividends payable	31	43	36

Net cash provided by operating activities	4,584	4,650	5,062
Investing activities
Proceeds from investment maturities	—	246	175
Net investment in subsidiaries	(636)	(732)	(1,078)

Net cash used in investing activities	(636)	(486)	(903)
Financing activities
Cash dividends	(4,262)	(4,166)	(4,047)
Proceeds from issuance of common stock	125	—	—

Net cash used in by financing activities	(4,137)	(4,166)	(4,047)

(Decrease) increase in cash and cash equivalents	(189)	(2)	112
Cash and cash equivalents at beginning of year	1,155	1,157	1,045

Cash and cash equivalents at end of year	$966	$1,155	$1,157

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Interest income	$14,240	$14,471	$14,534	$14,458
Interest expense	6,146	5,850	5,919	5,686

Net interest income	8,094	8,621	8,615	8,772
Provision for possible loan losses	656	(317)	357	137
Other income	3,071	2,509	2,786	3,501
Other expenses	7,110	6,801	7,992	7,918

Income before income taxes	3,399	4,646	3,052	4,218
Applicable income taxes	947	1,325	872	1,422

Net income	$2,452	$3,321	$2,180	$2,796

Earnings per share	$.40	$.54	$.36	$.46

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Interest income	$14,206	$13,981	$14,503	$14,900
Interest expense	6,392	6,246	6,414	6,650

Net interest income	7,814	7,735	8,089	8,250
Provision for possible loan losses	656	560	45	245
Other income	2,334	2,386	2,415	1,872
Other expenses	6,342	6,256	6,894	6,547

Income before income taxes	3,150	3,305	3,565	3,330
Applicable income taxes	822	935	1,021	918

Net income	$2,328	$2,370	$2,544	$2,413

Earnings per share	$.38	$.39	$.42	$.40

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

        The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934 with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

        An evaluation of the effectiveness of these disclosure controls, as of December 31, 2003, was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO. Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are effective.

        During the fourth quarter of 2003, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For a listing of the Corporation’s executive officers, see Item lA of Part I of this annual report.

        The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of the Corporation’s Codes of Ethics are available free of charge upon request to Mr. Robert W. Kurtz, Secretary, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009.

        All other information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2004 Annual Stockholders Meeting to be filed with the SEC in March of 2004 pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2004 Annual Stockholders Meeting to be filed with the SEC in March of 2004 pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2004 Annual Stockholders Meeting to be filed with the SEC in March of 2004 pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2004 Annual Stockholders Meeting to be filed with the SEC in March of 2004 pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2004 Annual Stockholders Meeting to be filed with the SEC in March of 2004 pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (2) Financial Statements.

Report of Independent Auditors

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001

(a)(3) Exhibits

The exhibits filed with this annual report on Form 10-K are listed in the Exhibit Index that follows the signatures.

(b) Reports on Form 8-K

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First United Corporation By: William B. Grant Chairman of the Board and Chief Executive Officer March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

————————————————————— (William B. Grant) Director, Chief Executive Officer March 10, 2004	————————————————————— (Donald E. Moran) Director—March 10, 2004
————————————————————— (David J. Beachy) Director—March 10, 2004	————————————————————— (Karen F. Myers) Director—March 10, 2004
————————————————————— (Rex W. Burton) Director—March 10, 2004	————————————————————— (I. Robert Rudy) Director—March 10, 2004
————————————————————— (Paul Cox, Jr.) Director—March 10, 2004	————————————————————— (James F. Scarpelli, Sr.) Director—March 10, 2004
————————————————————— (Raymond F. Hinkle) Director—March 10, 2004	————————————————————— (Richard G. Stanton) Director—March 10, 2004
————————————————————— (Robert W. Kurtz) Director, President and Chief Financial Officer—March 10, 2004	————————————————————— (Robert G. Stuck) Director—March 10, 2004
————————————————————— (Elaine L. McDonald) Director—March 10, 2004	————————————————————— (Frederick A. Thayer, III) Director—March 10, 2004

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.1	First United Bank & Trust Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.2	Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.3	Endorsement Split Dollar Agreement between the Bank and William B. Grant (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.4	Endorsement Split Dollar Agreement between the Bank and Robert W. Kurtz (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.5	Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (incorporated by reference to Exhibit 10.5 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.6	Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (incorporated by reference to Exhibit 10.6 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.7	Endorsement Split Dollar Agreement between the Bank and Eugene D. Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.8	Endorsement Split Dollar Agreement between the Bank and Steven M. Lantz (incorporated by reference to Exhibit 10.8 of the Corporation’s Quarterly Report on Form 10-Q for the period June 30, 2003).

10.9	Endorsement Split Dollar Agreement between the Bank and Robin M. Murray (incorporated by reference to Exhibit 10.9 of the Corporation’s Quarterly Report on Form 10-Q for the period June 30, 2003).

10.10	Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.11	First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003).

21	Subsidiaries of the Corporation, incorporated by reference to page 3 of this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of the CEO pursuant to 18 U.S.C.§1350 (filed herewith)

32.2	Certification of the CFO pursuant to 18 U.S.C.§1350 (filed herewith)

99.1	Risk Factors (filed herewith)

