Form 10-Q
period 2004-03-31
FIRST UNITED CORP/MD/
filed 2004-05-07
CIK 763907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2004


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,087,287 shares of common
                                                 --------------------------
stock, par value $.01 per share, as of April 30, 2004.
-----------------------------------------------------

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets - March 31, 2004 and December 31, 2003

         Consolidated Statements of Income - for the three months ended March 31, 2004 and 2003

         Consolidated Statements of Cash Flows - for the three months ended March 31, 2004 and 2003

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                       March 31,        December
                                                                         2004           31, 2003
                                                                      (unaudited)
                                                                     --------------- --------------
Assets
Cash and due from banks                                                     $16,402        $20,272
Federal funds sold                                                           14,000            -
Interest-bearing deposits in banks                                           13,229          1,474
Investment securities available-for-sale (at market value)                  212,479        223,615
Federal Home Loan Bank stock, at cost                                         8,313          8,660
Loans                                                                       826,294        792,025
Allowance for loan losses                                                    (5,818)        (5,974)
                                                                     --------------- --------------
    Net loans                                                               820,476        786,051
Premises and equipment, net                                                  17,183         16,598
Goodwill and other intangible assets                                         15,568         15,462
Accrued interest receivable and other assets                                 32,841         36,109
                                                                     --------------- --------------

Total Assets                                                             $1,150,491     $1,108,241
                                                                     =============== ==============

Liabilities and Shareholders' Equity
Liabilities:
    Non-interest bearing deposits                                          $103,382       $ 99,181
    Interest-bearing deposits                                               659,980        650,980
                                                                     --------------- --------------
         Total deposits                                                     763,362        750,161
    Short-term borrowings                                                    71,693         71,840
    Long-term borrowings                                                    220,904        191,735
    Accrued interest and other liabilities                                    7,424          9,220
    Dividends payable                                                         1,095          1,094
                                                                     --------------- --------------
  Total Liabilities                                                       1,064,478      1,024,050
                                                                     --------------- --------------
Shareholders' Equity
    Preferred stock --no par value;
        Authorized and unissued 2,000 shares
    Capital Stock -- par value $.01 per share;
        Authorized 25,000 shares; issued and outstanding
        6,087 shares at March 31, 2004 and December 31,
        2003                                                                     61             61
    Surplus                                                                  20,324         20,324
    Retained earnings                                                        63,814         62,201
    Accumulated other comprehensive income                                    1,814          1,605
                                                                     --------------- --------------
  Total Shareholders' Equity                                                 86,013         84,191
                                                                     --------------- --------------
  Total Liabilities and Shareholders' Equity                             $1,150,491     $1,108,241
                                                                     =============== ==============

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31,
                                                              2004           2003
                                                          ----------------------------
                                                                  (unaudited)
Interest income
Loans, including fees                                          $ 12,728       $ 12,133
Investment securities:
        Taxable                                                   1,531          1,739
        Exempt from federal income tax                              341            363
                                                          -------------- --------------
                                                                  1,872          2,102
Federal funds sold                                                    1              5
                                                          -------------- --------------
       Total interest income                                     14,601         14,240


Interest expense
Deposits                                                          2,738          3,467
Short-term borrowings                                               194             87
Long-term borrowings                                              2,561          2,592
                                                          -------------- --------------
       Total interest expense                                     5,493          6,146
                                                          -------------- --------------
Net interest income                                               9,108          8,094
Provision for loan losses                                            45            656
                                                          -------------- --------------
Net interest income after provision for
        loan losses                                               9,063          7,438

Other operating income
 Service charges on deposit accounts                                920            714
 Trust department income                                            700            635
 Security gains                                                     674            530
 Insurance premium income                                           308            314
 Other income                                                       839            878
                                                          -------------- --------------
         Total other operating income                             3,441          3,071

Other operating expenses
 Salaries and employees benefits                                  4,253          4,046
 Occupancy, equipment and data processing                         1,470          1,193
 Other expense                                                    2,673          1,871
                                                          -------------- --------------
         Total other operating expenses                           8,396          7,110
                                                          -------------- --------------
Income before income taxes                                        4,108          3,399
Applicable income taxes                                           1,396            947
                                                          -------------- --------------
Net income                                                       $2,712         $2,452
                                                          ============== ==============

Earnings per share                                               $  .45         $  .40
                                                          ============== ==============
Dividends per share                                              $  .18         $ .175
                                                          ============== ==============

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

                                                                        Three Months Ended
                                                                              March 31,
                                                                       2004               2003
                                                               -------------------------------------
                                                                           (Unaudited)
Operating activities
Net Income                                                            $ 2,712           $ 2,452
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Provision for loan losses                                          45               656
        Depreciation                                                      555               501
        Amortization of intangible assets                                 140                -
        Net accretion and amortization of                                 355              (538)
           investment security discounts and
           premiums                                                      (674)             (530)
        Gain on sale of investment securities
        Decrease in accrued interest receivable
           and other assets                                             3,166               868
       (Decrease) increase in accrued interest
            and other liabilities                                      (1,795)            1,722
        Increase in bank owned life insurance
            value                                                        (144)             (242)
                                                          -------------------- -----------------
Net cash provided by operating activities                               4,360             4,889
Investing activities
Net increase in federal funds purchased and
   interest-bearing deposits in banks                                 (25,755)           (7,031)
Proceeds from maturities and sales of
   investment securities available-for-sale                            38,249           152,944
Purchases of investment securities available-
   for-sale                                                           (26,746)         (154,144)
Net increase in loans                                                 (33,965)          (20,607)
Purchases of premises and equipment                                    (1,140)           (1,127)
                                                          -------------------- -----------------
Net cash used in investing activities                                 (49,357)          (29,965)

Financing activities
Net decrease in short-term borrowings                                    (147)          (18,286)
Proceeds from issuance of junior subordinated
   debentures                                                          30,929               --
Net decrease in other long-term borrowings                             (1,760)           (1,759)
Net increase in deposits                                               13,201            48,933
Cash dividends paid                                                    (1,096)           (1,065)
Proceeds from issuance of common stock                                                      125
                                                          -------------------- -----------------
Net cash provided by financing
   activities                                                          41,127            27,948
                                                          -------------------- -----------------
Cash and cash equivalents at beginning of the
   year                                                                20,272            18,242
Increase/(decrease) in cash and cash
   equivalents                                                         (3,870)            2,872
                                                          -------------------- -----------------
Cash and cash equivalents at end of period                            $16,402           $21,114
                                                          ==================== =================

FIRST UNITED CORPORATION
Notes to Unaudited Consolidated Financial Statements

March 31, 2004

Note A -- Basis of Presentation

         The accompanying unaudited consolidated financial statements of First United Corporation (the "Corporation") and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current period presentation.

Note B - Earnings per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding of approximately 6,087,000 for the three months ended March 31, 2004 and 6,084,000 for the three months ended March 31, 2003. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

         Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $2.9 and $1.6 million for the three months ended March 31, 2004 and 2003, respectively.

Note D - Junior Subordinated Debentures

         In March 2004, the Corporation established two Connecticut statutory trusts, First United Statutory Trust I ("FUST I") and First United Statutory Trust II ("FUST II") (collectively, the "Trusts"), for the purpose of issuing $10 million of Floating Rate Trust Preferred Securities and $20 million of Fixed/Floating Rate Trust Preferred Securities, respectively (collectively, the "Trust Preferred Securities"), in private placements. The Corporation owns 100% of the outstanding shares of the common stock of the Trusts. The Trusts used the proceeds from the issuances of Trust Preferred Securities to purchase an equal principal amount of junior subordinated debentures issued by the Corporation, and they used the proceeds from the Corporation's purchase of their shares of common stock to purchase an additional $310,000 and $619,000 of junior subordinated debentures, respectively (all junior subordinated debentures collectively, the "Debentures").

         The Debentures issued to FUST I pay interest at a variable rate based on the three-month LIBOR plus 2.75%, reset quarterly, with the initial rate set at 3.86%. The Debentures issued to FUST II pay interest at a fixed rate of 6.02%, payable quarterly, for five years, after which time the rate will be based on the three-month LIBOR plus 2.75%, reset quarterly until maturity. Holders of the Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Debentures issued to FUST I, and holders of the Fixed/Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Debentures issued to FUST II.

         The Debentures mature in 30 years and, except in certain extraordinary circumstances, are redeemable prior to maturity at our option on or after June 17, 2009. The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debentures.

         The Debentures represent the sole assets of the Trusts, and payments under the Debentures are the sole source of cash flow of the Trusts. In accordance with the provisions of FIN 46, neither these Trusts, nor the Corporation's investment in First United Capital Trust ("Capital Trust"), a Delaware business trust wholly owned by the Corporation and organized in 1999 to issue $23.0 million of mandatorily redeemable preferred capital securities, are consolidated with the Corporation for financial reporting purposes, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Despite this deconsolidation, the Federal Reserve Board continues to permit up to 25% of the Corporation's Tier I capital to be comprised of, together with other cumulative preferred stock, trust preferred securities issued by the Corporation's deconsolidated subsidiaries. Accordingly, $28.1 million of the Trust Preferred Securities and the preferred securities issued by Capital Trust qualify as Tier I capital and the remaining $24.9 million qualify as Tier II capital at March 31, 2004. This supervisory position remained in effect at March 31, 2004, but there remains the potential that the Federal Reserve Board will change its position in the future.

Note E - Internal Restructurings

         On February 28, 2004, First United Bank & Trust, a Maryland trust company and the Corporation's wholly-owned subsidiary (the "Bank"), liquidated its subsidiary, First United Capital Investments, Inc. ("Capital Investments"). Capital Investments was the parent company of First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans (the "Investment Trust"). The Investment Trust is now owned directly by the Bank. Additionally, the Bank intends to liquidate First United Securities, Inc., a Delaware corporation that invests in securities, in May of 2004. Currently, all new securities investments are being made directly through the Bank.

         Primarily as of result of these internal restructurings, the Corporation's effective tax rate increased to 34% for the first quarter of 2004 as compared to 28% for the first quarter of 2003 and 30% for the year ended December 31,2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of First United Corporation (the "Corporation") and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto presented herein. Unless the context clearly suggests otherwise, references to "us", "we", "our", or "the Corporation" in this report are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

         This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2003. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

THE COMPANY

         We are a Maryland corporation that was incorporated in 1985. We are registered as both a financial holding company and a bank holding company under the federal Bank Holding Company Act of 1956, as amended. Our primary business activity is acting as the parent company of the Bank, Oakfirst Life Insurance Company, an Arizona reinsurance company, OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, First United Capital Trust, a Delaware statutory business trust (the "Capital Trust"), and two Connecticut statutory trusts, First United Statutory Trust I and First United Statutory Trust II. OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank has four direct subsidiaries: Gonder Insurance Agency, Inc., a Maryland full service insurance agency; First United Securities, Inc., a Delaware corporation that holds and manages a portion of our investment portfolio ("FUSI"); First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans (the "Investment Trust"); and First United Auto Finance, LLC, an inactive indirect automobile leasing limited liability company.

         We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing on our Internet site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RECENT DEVELOPMENTS

         On February 28, 2004, the Bank completed the liquidation of First United Capital Investments, Inc., which was previously the parent company to the Investment Trust. Additionally, the Bank intends to complete the liquidation of FUSI in May of 2004. For additional information, see Note E to the consolidated financial statements above.

SELECTED FINANCIAL DATA

         The following data should be read in conjunction with the unaudited consolidated financial statements and management's discussion and analysis that follows:


                                                At or For the Three Months
                                                     Ended March 31,
                                                --------------------------
                                                     2004        2003


  Per Share Data
     Net Income                                  $    .45         .40
     Dividends Paid                                   .18        .175
     Book Value                                     14.13       13.14

  Significant Ratios
     Return on Average Assets (a)                     .97%       1.03%
     Return on Average Equity (a)                   12.75       12.44
     Dividend Payout Ratio                          40.00       44.74
     Average Equity to Average Assets                7.56        8.19

  Note:  (a)  Annualized

RESULTS OF OPERATIONS

Overview

         Consolidated net income for the first three months of 2004 totaled $2.7 million or $.45 per share compared to $2.5 million or $.40 per share for the same period of 2003. This is a net income and earnings per share increase of 11%.

         Our performance ratios remain stable. Annualized Returns on Average Equity ("ROAE") were 12.75% and 12.44% for the three-month periods ending March 31, 2004 and 2003, respectively. Annualized Returns on Average Assets ("ROAA") were .97% and 1.03% for the first quarter of 2004 and 2003, respectively.

Net Interest Income

         Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2004 and 2003.


                                                                   Three Months Ended March 31,
                                                              2004                                   2003

                                               Average                  Average        Average                Average
(Dollars in thousands)                         Balance      Interest     Rate          Balance     Interest     Rate
-------------------------------------------- ------------- ----------- ---------- -- ------------- ---------- ---------
Interest-Earning Assets:

   Loans                                     $   800,693     $  12,744      6.37%    $    665,690  $  12,156    7.30%

   Investment securities                         222,348         1,977      3.56          225,917      2,164    3.83

   Other interest earning assets                  11,075            80      2.89           19,951        139    2.79
                                             ------------- ----------- ----------    ------------- ---------- ---------
        Total earning assets                  $1,034,116        14,801      5.73     $    911,558     14,459    6.34
                                             =============                           =============
Interest-bearing liabilities

   Interest-bearing deposits                  $  670,449         2,738      1.63          572,073      3,467    2.42

   Short-term borrowings                          71,918           194      1.08           40,081         87     .87

   Long-term borrowings                          196,956         2,561      5.20          201,013      2,592    5.16
                                             ------------- ----------- ----------    ------------- ---------- ---------
        Total interest-bearing liabilities    $  939,323         5,493      2.34     $    813,167      6,146    3.02
                                             ============= -----------               ============= ----------

Net interest income and spread                                $  9,308      3.39%                   $  8,313    3.32%
                                                           ===========                             ==========
Net interest margin                                                         3.60%                               3.65%

Note:  Interest income and yields are presented on a fully tax equivalent basis using a 35% tax rate.

         Net interest income increased $1.0 million (12%) during the first quarter of 2004 over the same period in 2003 due to a $.3 million (2%) increase in interest income and a $.7 million (11%) decrease in interest expense. The slight increase in interest income resulted from an increase in average interest-earning assets of $123 million (13%) during the first quarter of 2004, which was principally offset by a 61 basis point decline in yield on such earning assets. Approximately two-thirds of the growth in average loans and average earning assets is attributable to strong demand in our core markets, and the remaining one-third is attributable to the acquisition of certain branches
from   The   Huntington   National   Bank  in  July   2003.

Although average interest-bearing liabilities increased $126 million (16%) during the first quarter of 2004, a 23% decrease in the effective rate of these interest-bearing liabilities of 68 basis points resulted in a net decrease in interest expense of $.7 million. Essentially all of the growth in average interest-bearing deposits is attributable to the Huntington branch acquisition.

Other Operating Income

         Other operating income increased $.4 million (12%) during the first quarter of 2004 compared to the same period for 2003. Service charges on deposit accounts accounted for approximately half of this increase, which is primarily attributable to fees associated with an overdraft protection product we introduced in 2002. Trust department income increased by $.1 million (10%) during the current quarter, aided by solid sales and improved equity and bond markets. The average market values of assets under management were $377 and $305 million for the first quarter of 2004 and 2003, respectively.

         During the first quarter of 2004, net securities gains increased $.1 million compared to the same period for 2003. During the first quarter of 2003, net securities gains included a $.3 million write down in Freddie Mac Preferred equity securities exhibiting other-than-temporary impairment, which were ultimately sold during the second quarter of 2003. There were no such impairment losses recognized during the first quarter of 2004.

Other Operating Expense

         Other operating expense for the first quarter of 2004 increased $1.3 million (18%) compared to the same period for 2003. Salaries and employee benefits, which represent slightly more than half of total other operating expenses, increased $.2 million (5%) during the first quarter of 2004. This increase is attributable to increases in headcount to support our growth objectives, including additional personnel associated with the Huntington branch acquisition.

         Occupancy and equipment expense increased $.3 million (23%) principally due to branch expansion associated with the Huntington branch acquisition and maintenance contracts on our new bank-wide security system.

         Other expenses increased $.8 million (43%), resulting from increased professional fees associated with compliance with the Sarbanes-Oxley Act, business insurance costs, and amortization of core deposit intangible assets resulting from the Huntington branch acquisition.

Applicable Income Taxes

         Income tax expense for the three months ended March 31, 2004 was $1.4 million compared to $.9 million for the same period in 2003. The effective tax rate for the first three months of 2004 increased to 34%, as compared to 28% for the first three months of 2003 and 30% for the year ended December 31, 2003. This increase in the effective tax rate is primarily attributable to the liquidation of Capital Investments, which increased income tax expense by approximately $.2 million during the first quarter of 2004.

FINANCIAL CONDITION

Balance Sheet Overview

         Our total assets reached $1.15 billion at March 31, 2004, representing an increase of $42 million (4%) from December 31, 2003. Gross Loans increased $34 million while long-term borrowings increased $29 million, primarily from the issuance of $31 million of junior subordinated debentures as discussed above in Note D to the consolidated financial statements.

Loan Portfolio

         The following table presents the composition of our loan portfolio at the dates indicated:


(Dollars in millions)              March 31, 2004             December 31, 2003
--------------------------------------------------------------------------------
Commercial                         $322.5     39%             $307.5        39%
Residential-Mortgage                282.1     34               264.7        33
Installment                         205.7     25               201.4        26
Residential-Construction             14.2      2                16.1         2
Lease Financing                       1.8     --                 2.3        --
                                   ------    ----             ------      ----

     Total Loans                   $826.3    100%             $792.0       100%
                                   ======    ====             ======       ====

         During the first quarter of 2004, our loan portfolio grew $34 million (4%). The key contributors to this growth were commercial loans ($15 million) and residential mortgage loans ($17 million). Our commercial loan portfolio grew 5% during the quarter, which is primarily attributable to new customer relationships in our core markets. At March 31, 2004, approximately 83% of the commercial loan portfolio was collateralized by real estate.

         Our residential-mortgage portfolio grew 7% during the quarter, which is primarily attributable to our competitively priced adjustable rate mortgage products as an alternative to the fixed rates offered in the secondary market.

                         Risk Elements of Loan Portfolio

         The following table presents the risk elements of our loan portfolio at the dates indicated. We have no knowledge of any potential problem loans other than those listed in this table.

  (Dollars in thousands)                      March 31, 2004   December 31, 2003
--------------------------------------------------------------------------------

  Non-accrual loans                               $ 2,722            $ 2,774
  Accruing loans past due 90 days or more           1,266              1,236
                                                  -------            -------
       Total                                      $ 3,988            $ 4,010
                                                  =======            =======
       Total as a percentage of total loans          .48%               .51%
                                                  =======        ===========

Allowance and Provision for Loan Losses

         The allowance for loan losses is based on our continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. We utilize the methodology outlined in the FDIC Statement of Policy on Allowance of Loan and Lease Losses. To determine an appropriate allowance, we first segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is then analyzed with general allowances and specific allocations being made as appropriate. For general allowances, historical loss activity, modified by current qualitative factors, are used in the estimate of losses in the current portfolio. Specific allocations are considered for individual loans that are identified in our internal grading system as those which possess certain qualities or characteristics that may lead to collection and loss issues.

         The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

                                                    2004                   2003
--------------------------------------------------------------------------------

Balance, January 1                                $ 5,974               $ 6,068
Gross credit losses                                  (347)                 (614)
Recoveries                                            146                    90
                                                  --------              --------
     Net credit losses                               (201)                 (524)
                                                  --------              --------

Provision for loan losses                              45                   656
                                                  --------              --------
Balance at end of period                          $ 5,818               $ 6,200
                                                  ========              ========
Allowance for Loan Losses to loans outstanding        .70%                  .90%
                                                  ========              ========

Net charge-offs to average loans outstanding
   during the period, annualized                      .10%                  .31%
                                                  ========              ========

         Although the balance of our total loans increased $34 million during the first quarter of 2004, our annualized net charge off experience relative to total average loans outstanding declined to .10% for this period, as compared to ..31% for the first quarter of 2003 and .17% for the year ended December 31, 2003.

         Net charge offs relating to the installment loan portfolio represent greater than 90% of our total net charges for the first quarter of 2004 and for fiscal years 2003 and 2002. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved dramatically, as loans past due 30 days or more were $1.9 million or .96 % of the installment portfolio at March 31, 2004. This compares favorably to $2.7 million or 1.41% at December 31, 2003 and $2.5 million or 1.51% at March 31, 2003.

         This improvement in installment loan delinquencies, as well as our overall loss experience, has been considered in our assessment of the allowance for loan losses. As a result of our evaluation of the loan portfolio using the factors and methodology summarized above, the allowance for loan losses decreased slightly to $5.8 million at March 31, 2004, compared to $6.0 million at December 31, 2003. We believe that the allowance at March 31, 2004 is adequate to provide for probable losses inherent in our loan portfolio.

         The provision for loan losses was less than $.1 million for the first quarter of 2004, as compared to $.7 million for the same period of 2003. Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries on previously charged-off loans.

Investment Securities

         Our  entire   investment   securities   portfolio  is   categorized  as
available-for-sale, which is carried at market value. The following table presents the composition of our securities portfolio at the dates indicated:

(Dollars in millions)                  March 31, 2004         December 31, 2003
--------------------------------------------------------------------------------
U.S. government and agencies           $ 78.9     37%         $ 75.7       34%
Mortgage-backed securities               89.5     42            89.1       40
Obligations of states
  and political subdivisions             27.8     13            29.3       13
Corporate and other debt securities      13.7      7            18.3        8
Other securities                          2.6      1            11.2        5
                                        -----     ---         ------       ---

  Total Investment Securities          $212.5    100%         $223.6      100%
                                       ======    ====         ======      ====

         The slight decrease in our securities portfolio was attributed to the utilization of certain money market investments included in other securities to fund loan growth during the quarter.

Deposits

         The following table presents the composition of our deposits at the dates indicated:

(Dollars in millions)                  March 31, 2004         December 31, 2003
--------------------------------------------------------------------------------
Noninterest-bearing demand deposits    $103.4     14%         $ 99.2        13%
Interest-bearing demand deposits        249.4     33           254.1        34
Savings deposits                         64.8      8            61.0         8
Time deposits less than $.1             204.0     27           218.4        29
Time deposits $.1 or more               141.8     19           117.5        16
                                        -----    ---          ------       ----
     Total Deposits                    $763.4    100%         $750.2       100%
                                       ======    ====         ======       ====

         Deposits grew less than 2% during the first quarter of 2004. This slight increase related to an increase in brokered certificates of deposit of $100,000 or more to fund loan growth during the quarter.

Borrowed Funds

         The following table presents the composition of our borrowings at the dates indicated:

(In millions)                            March 31, 2004        December 31, 2003
--------------------------------------------------------------------------------

Federal funds purchased                    $    -                   $  5.8
Securities sold under
  agreements to repurchase                   71.7                     66.0
                                            -----                    -----
   Total short-term borrowings             $ 71.7                   $ 71.8
                                           ======                   ======

FHLB advances                              $166.3                   $168.0
Junior subordinated debt                     54.6                     23.7
                                           ------                   ------
   Total long-term borrowings              $220.9                   $191.7
                                           ======                   ======


         In  March  2004,  we  issued  $30.9  million  of  junior   subordinated
debentures to FUST I and FUST II. See Note D to the consolidated financial statements above for further information on this issuance.

         We intend to use the net proceeds from this recent offering for general corporate purposes, including the possible redemption on or after September 30, 2004 of the 9.375% junior subordinated debentures issued by the Corporation to Capital Trust in 1999. If we elect to redeem these 9.375% junior subordinated debentures on September 30, 2004, we anticipate that we will have to expense approximately

$.9 million of pretax unamortized issuance costs. Using the blended initial weighted average rate of the Trust Preferred Securities recently issued by FUST I and FUST II, it would take approximately 12 months of interest savings to offset this expense.

Liquidity and Capital

         We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. Finally, as evidenced by the issuance of the Trust Preferred Securities as discussed above in Note D to the consolidated financial statements, we may from time to time access capital markets to meet some of our liquidity needs. Management knows of no known trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

         The following table presents our capital ratios at March 31, 2004:

                                             Actual         For
                                               at         Capital      To Be
                                            March 31,    Adequacy       Well
                                              2004       Purposes    Capitalized
----------------------------------------- ------------- ---------- -------------

Total Capital (to risk-weighted assets)       15.16%       8.00%      10.00%
Tier 1 Capital (to risk-weighted assets)      11.50        4.00        6.00
Tier 1 Capital (to average assets)             8.62        3.00        5.00



         We are categorized as "well capitalized" under federal banking regulatory capital requirements. If we elect to redeem all of the 9.375% junior subordinated debentures issued to the Capital Trust on or after September 30, 2004, which in turn would require the Capital Trust the redeem an equal amount of its trust preferred securities, our total capital will be reduced by approximately $23.0 million. If this redemption had occurred on March 31, 2004, and assuming no other changes, we estimate that our total capital ratio would have been 12.42%, with no material impact on the ratio of Tier 1 capital to risk-weighted assets or the ratio of Tier 1 capital to average assets. See Note D to the consolidated financial statements for details.

         We paid a cash dividend of $.18 per share on February 1, 2004. On March 17, 2004, we declared another dividend of an equal amount, to be paid on May 1, 2004 to shareholders of record at April 16, 2004.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

         Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $75.0 and $1.2 million at March 31, 2004. We are not party to any other off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate these risks. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity". Management believes that there have been no material changes in our market risks or in the procedures used to evaluate and mitigate these risks since December 31, 2003.

Item 4.  Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         An evaluation of the effectiveness of these disclosure controls as of March 31, 2004 was carried out under the supervision and with the participation of our management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

         During the first quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

            None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            None.

Item 3.   Defaults upon Senior Securities

            None.

Item 4.   Submission of Matters to a Vote of Security Holders

            None.

Item 5.   Other Information

            None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               The exhibits furnished with this quarterly report are listed in the Exhibit Index that follows the signatures, which index is incorporated herein by reference.

          (b)  Reports on Form 8-K

               On February 24, 2004, we furnished in Item 9 of a Current Report on Form 8-K preliminary unaudited net income and earnings per share for the quarter and year ended December 31, 2003.

               On March 2, 2004, we reported in Item 5 of a Current Report on Form 8-K that First United Capital Investments, Inc. would be liquidated during the first quarter of 2004 and that First United Securities, Inc. will cease its investment activities and be wound up during 2004. In Item 12 of this Current Report on Form 8-K, we also furnished results of operations for the quarter and year ended December 31, 2003.

               On March 31, 2004, we reported in Item 5 of a Current Report on Form 8-K the completion of a $10 million private placement of Floating Rate Trust Preferred Securities and a $20 million private placement of Fixed/Floating Rate Trust Preferred Securities through our Connecticut statutory trust subsidiaries.


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST UNITED CORPORATION


Date:    May 3, 2004                   /s/ William B. Grant
                                       ----------------------------------------
                                       William B. Grant, Chairman of the Board
                                       and Chief Executive Officer


Date     May 3, 2004                   /s/  Robert W. Kurtz
                                       ----------------------------------------
                                       Robert W. Kurtz, President and Chief
                                       Financial Officer

                                  EXHIBIT INDEX

Exhibit       Description

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1 First United Bank & Trust Supplemental Executive Retirement Plan ("SERP") (incorporated by reference to Exhibit 10.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.2 Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip
              D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to
              Exhibit 10.2 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.3          Endorsement Split Dollar Agreement between the Bank and William B.
              Grant (incorporated by reference to Exhibit 10.3 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.4          Endorsement  Split Dollar Agreement between the Bank and Robert W.
              Kurtz (incorporated by reference to Exhibit 10.4 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.5          Endorsement  Split Dollar Agreement between the Bank and Jeannette
              R. Fitzwater (incorporated by reference to Exhibit 10.5 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.6          Endorsement Split Dollar Agreement between the Bank and Phillip D.
              Frantz (incorporated by reference to Exhibit 10.6 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.7          Endorsement  Split Dollar Agreement between the Bank and Eugene D.
              Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.8          Endorsement  Split Dollar Agreement between the Bank and Steven M.
              Lantz (incorporated by reference to Exhibit 10.8 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.9          Endorsement  Split Dollar Agreement  between the Bank and Robin M.
              Murray (incorporated by reference to Exhibit 10.9 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.10         Endorsement  Split Dollar Agreement between the Bank and Frederick
              A. Thayer, IV (incorporated by reference to Exhibit 10.10 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.11 First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2003)

31.1          Certifications   of  the  CEO  pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act (filed herewith)

31.2          Certifications   of  the  CFO  pursuant  to  Section  302  of  the
              Sarbanes-Oxley Act (filed herewith)

32.1 Certification of the CEO pursuant to 18 U.S.C.ss.1350 (furnished herewith)

32.2 Certification of the CFO pursuant to 18 U.S.C.ss.1350 (furnished herewith)