Form 10-Q
period 2004-06-30
FIRST UNITED CORP/MD/
filed 2004-08-04
CIK 763907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2004


                         Commission file number 0-14237
                                                -------

                            First United Corporation
                            ------------------------
             (Exact name of registrant as specified in its charter)

Maryland                                                       52-1380770
--------                                                       ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification no.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,087,287 shares of common stock, par value $.01 per share, as of June 30, 2004.

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003

         Consolidated Statements of Income (unaudited) - for the three months and six months ended June 30, 2004 and 2003

         Consolidated Statements of Cash Flows (unaudited) - for the six months ended June 30, 2004 and 2003

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Balance Sheets
(In thousands, except per share amounts)



                                                                        June 30,       December 31,
                                                                          2004             2003
                                                                      (unaudited)
                                                                     --------------- --------------
Assets
Cash and due from banks                                                     $19,922        $20,272
Federal funds sold                                                              -              -
Interest-bearing deposits in banks                                            1,977          1,474
Investment securities available-for-sale (at market value)                  203,562        223,615
Federal Home Loan Bank stock, at cost                                         8,425          8,660
Loans                                                                       863,170        792,025
Allowance for loan losses
                                                                             (6,270)        (5,974)
                                                                     --------------- --------------
    Net loans                                                               856,900        786,051
Premises and equipment, net                                                  20,492         16,598
Goodwill and other intangible assets                                         15,428         15,462
Accrued interest receivable and other assets                                 38,198         36,109
                                                                     --------------- --------------

Total Assets                                                             $1,164,904     $1,108,241
                                                                     =============== ==============

Liabilities and Shareholders' Equity
Liabilities:
    Non-interest bearing deposits                                          $106,807       $ 99,181
    Interest-bearing deposits                                               662,913        650,980
                                                                     --------------- --------------
         Total deposits                                                     769,720        750,161
    Short-term borrowings                                                    83,361         71,840
    Long-term borrowings                                                    219,145        191,735
    Accrued interest and other liabilities                                    7,321          9,220
    Dividends payable                                                         1,095          1,094
                                                                     --------------- --------------
                                                                     --------------- --------------
Total Liabilities                                                         1,080,642      1,024,050
                                                                     --------------- --------------
Shareholders' Equity
    Preferred stock --no par value;
        Authorized and unissued 2,000 shares
    Capital Stock -- par value $.01 per share;
        Authorized 25,000 shares; issued and outstanding 6,087 shares at June
      30, 2004 and December 31, 2003
                                                                                 61             61
    Surplus                                                                  20,324         20,324
    Retained earnings                                                        64,715         62,201
    Accumulated other comprehensive (loss) income                              (838)         1,605
                                                                     --------------- --------------
                                                                     --------------- --------------
Total Shareholders' Equity                                                   84,262         84,191
                                                                     --------------- --------------
                                                                     --------------- --------------

Total Liabilities and Shareholders' Equity                               $1,164,904     $1,108,241
                                                                     =============== ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                                 Six Months Ended June 30,
                                                    2004           2003
                                              -------------- --------------
                                                      (unaudited)

Interest income
Loans, including fees                              $ 25,795       $ 24,404
Investment securities:
  Taxable                                             3,016          3,568
  Exempt from federal income tax                        642            727
                                              -------------- --------------
                                                      3,658          4,295
Federal funds sold                                        1             12
                                              -------------- --------------
       Total interest income                         29,454         28,711

Interest expense
Deposits                                              5,432          6,632
Short-term borrowings                                   393            162
Long-term borrowings                                  5,524          5,202
                                              -------------- --------------
  Total interest expense                             11,349         11,996

                                              -------------- --------------
Net interest income                                  18,105         16,715
Provision for loan losses                               784            339
                                              -------------- --------------
Net interest income after provision for
        loan losses                                  17,321         16,376

Other operating income
 Service charges on deposit accounts                  1,903          1,446
 Trust department income                              1,400          1,270
 Security gains                                         701            337
 Insurance premium income                               702            603
 Other income                                         1,739          1,923
                                              -------------- --------------
        Total other operating income                  6,445          5,579

Other operating expenses
 Salaries and employees benefits                      8,547          7,838
 Occupancy, equipment and data processing             2,874          2,383
 Other expense                                        5,208          3,689
                                              -------------- --------------
         Total other operating expenses              16,629         13,910
                                              -------------- --------------
 Income before income taxes                           7,137          8,045
 Applicable income taxes                              2,428          2,274
                                              -------------- --------------
 Net income                                          $4,709         $5,771
                                              ============== ==============

 Earnings per share                                  $  .77         $  .94
                                              ============== ==============

 Dividends per share                                 $  .36          $ .35
                                              ============== ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                               Three Months Ended June 30,
                                                   2004           2003
                                             -------------- --------------
                                                     (unaudited)

Interest income
Loans, including fees                           $ 13,067       $ 12,271
Investment securities:
   Taxable                                         1,485          1,830
   Exempt from federal income tax                    301            363
                                            ------------- --------------
                                                   1,786          2,193
Federal funds sold                                    -               7
                                            ------------- --------------
   Total interest income                          14,853         14,471

Interest expense
Deposits                                           2,694          3,165
Short-term borrowings                                193             76
Long-term borrowings                               2,969          2,609
                                           -------------- --------------
  Total interest expense                           5,856          5,850
                                           -------------- --------------
Net interest income                                8,997          8,621
Provision for loan losses                            739          (317)
                                           -------------- --------------
Net interest income after provision
  for loan losses                                  8,258          8,938

Other operating income
 Service charges on deposit accounts                 983            732
 Trust department income                             700            635
 Security gains (losses)                              27          (192)
 Insurance premium income                            394            289
 Other income                                        900          1,045
                                           -------------- --------------
   Total other operating income                    3,004          2,509

Other operating expenses
 Salaries and employees benefits                   4,294          3,792
 Occupancy, equipment and data processing          1,404          1,191
 Other expense                                     2,535          1,818
                                           -------------- --------------
   Total other operating expenses                  8,233          6,801
                                           -------------- --------------
 Income before income taxes                        3,029          4,646
 Applicable income taxes                           1,032          1,325
                                           -------------- --------------
 Net income                                       $1,997         $3,321
                                           ============== ==============
 Earnings per share                               $  .33         $  .54
                                           ============== ==============
 Dividends per share                              $  .18          $ .18
                                           ============== ==============

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                         Six Months Ended
                                                                              June 30,
                                                                       2004              2003
                                                                    -----------       ---------
                                                                    (unaudited)

Operating activities
Net Income                                                            $ 4,709           $ 5,771
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Provision for loan losses                                         784               339
        Depreciation                                                    1,130             1,014
        Amortization of intangible assets                                 279                 -
        Net amortization (accretion) of                                   734              (998)
           investment security discounts and
           premiums
        Gain on sale of investment securities                                              (337)
                                                                         (701)
        (Increase) decrease in accrued interest
            receivable and other assets                                  (566)              778
        (Decrease) increase in accrued interest
            and other liabilities                                      (1,897)            5,539
        Increase in bank owned life insurance value                      (317)             (465)
                                                           -------------------- -----------------
Net cash provided by operating activities                               4,155            11,641

Investing activities
Net increase in interest-bearing deposits in banks                       (503)           (2,016)
Proceeds from maturities and sales of
   investment securities available-for-sale                            64,279           208,110
Purchases of investment securities available-for-sale                 (47,921)         (199,440)
Net increase in loans                                                 (71,634)          (47,223)
Purchases of premises and equipment                                    (5,024)           (1,782)
                                                          -------------------- -----------------
Net cash used in investing activities                                 (60,803)          (42,351)

Financing activities
Net increase (decrease) in short-term borrowings                       11,521           (11,834)
Proceeds from issuance of junior subordinated debentures               30,929               --
Net decrease in other long-term borrowings                             (3,519)           (3,518)
Net increase in deposits                                               19,559            56,340
Cash dividends paid                                                    (2,192)           (2,115)
Proceeds from issuance of common stock                                    --                125
                                                          -------------------- -----------------
Net cash provided by financing activities                              56,298            38,998
                                                          -------------------- -----------------

Cash and cash equivalents at beginning of the year                     20,272            18,242
Increase/(decrease) in cash and cash equivalents                         (350)            8,288
                                                          -------------------- -----------------

Cash and cash equivalents at end of period                           $ 19,922          $ 26,530
                                                          ==================== =================

                                       6

FIRST UNITED CORPORATION
Notes to Unaudited Consolidated Financial Statements

June 30, 2004

Note A -- Basis of Presentation

         The accompanying unaudited consolidated financial statements of First United Corporation (the "Corporation") and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current period presentation.

Note B - Earnings per Share

         Earnings per share are based on the weighted average number of shares of common stock outstanding of 6,087,287 for the three- and six-month periods ended June 30, 2004 and 6,085,890 for the three- and six-month periods ended June 30, 2003. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

         Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $2.3 and $6.4 million for the six months ended June 30, 2004 and 2003, respectively.

Note D - Junior Subordinated Debentures

         The Corporation has issued approximately $54.6 million of junior subordinated debentures. Approximately $23.7 million of this amount was issued to First United Capital Trust, a Delaware business trust ("Capital Trust"), in 1999, $20.6 million was issued in March 2004 to First United Statutory Trust I, a Connecticut statutory trust ("FUST I"), and $10.3 million was issued in March 2004 to First United Statutory Trust II, also a Connecticut statutory trust ("FUST II") (all trusts collectively, the "Trusts"). These borrowed funds represent the proceeds from the issuance of a like amount of trust preferred securities by the Trusts.

         In accordance with the provisions of FIN 46, the Trusts are not consolidated with the Corporation for financial reporting purposes, and their financial positions and results of operations are not included in our consolidated financial position and results of operations. Despite this deconsolidation, the Federal Reserve Board continues to permit up to 25% of the Corporation's Tier I capital to be comprised of, together with other cumulative preferred stock, trust preferred securities issued by the Corporation's deconsolidated subsidiaries.

         On August 4, 2004, the Corporation elected to redeem all of the 9.375% Junior Subordinated Deferrable Interest Debentures that it issued to Capital Trust. The date of redemption will be September 30, 2004. Management anticipates that this redemption, which will require Capital Trust to redeem an equal amount of its trust preferred securities, will reduce our total capital by approximately $23.0 million.

Note E - Internal Restructurings

         On May 14, 2004, First United Bank & Trust, a Maryland trust company and the Corporation's wholly-owned subsidiary (the "Bank"), completed its publicly-announced restructuring by liquidating First United Securities, Inc., a Delaware corporation and subsidiary of the Bank that held and managed a portion of our investment portfolio. This liquidation follows the Bank's liquidation on February 28, 2004 of another subsidiary, First United Capital Investments, Inc. ("FUCI").

         Primarily as of result of these restructurings, the Corporation's effective tax rate increased to 34% for the first six months of 2004, as compared to 28% for the first six months of 2003 and 30% for the year ended December 31, 2003.

Note F - Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

         Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Corporation's financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. The Corporation's exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. Loan commitments and letters of credit totaled $89 million and $.7 million, respectively, at June 30, 2004. The Corporation is not party to any other off-balance sheet arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The following discussion and analysis is intended as a review of significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto presented herein. Unless the context clearly suggests otherwise, references to "us", "we", "our", or "the Corporation" in this report are to First United Corporation and its consolidated subsidiaries.

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

THE COMPANY

         We are a Maryland corporation that was incorporated in 1985. We are registered as both a financial holding company and a bank holding company under the federal Bank Holding Company Act of 1956, as amended. Our primary business activity is acting as the parent company of the Bank, Oakfirst Life Insurance Company, an Arizona reinsurance company, OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, and the Trusts. OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank has three direct subsidiaries: Gonder Insurance Agency, Inc., a Maryland full service insurance agency; First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans (the "Investment Trust"); and First United Auto Finance, LLC, an inactive indirect automobile leasing limited liability company.

         We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, beneficial ownership reports filed by insiders, and all amendments to the foregoing on our Internet site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RECENT DEVELOPMENTS

         On May 14, 2004, the Bank completed its previously announced restructuring initiative by liquidating First United Securities, Inc. For additional information, see Note E to the consolidated financial statements above.

         On August 4, 2004, the Corporation elected to redeem all of the outstanding 9.375% Junior Subordinated Deferrable Interest Debentures that it issued to Capital Trust in 1999. The date set for redemption is September 30, 2004. For additional information, see Note D to the consolidated financial statements above.

SELECTED FINANCIAL DATA

         Selected financial data relating to the Corporation's results of operations and financial condition is listed below. This data should be read in conjunction with the unaudited consolidated financial statements and management's discussion and analysis that follows.

                                           At or For the Six Months
                                                Ended June 30,
                                           ------------------------
                                             2004            2003

Per Share Data
     Net Income                            $  .77             $  .94
     Dividends Paid                           .36                .35
     Book Value                             13.84              13.74

  Significant Ratios
     Return on Average Assets (a)             .83%              1.19%
     Return on Average Equity (a)           11.10%             14.36%
     Dividend Payout Ratio                  46.54              36.91
     Average Equity to Average Assets        7.49               8.02

  Note:  (a)  Annualized

RESULTS OF OPERATIONS

Overview

         Net income for the first six months of 2004 totaled $4.7 million or $.77 per share, compared to $5.8 million or $.94 per share for the same period of 2003. This is a net income and earnings per share decrease of 19%. Net income for the second quarter of 2004 was $2.0 million, or $.33 per share, compared to $3.3 million, or $.54 per share, for the second quarter of 2003. The three- and six-month comparison decrease, primarily resulted from a combination of the tax effect of our recent internal restructurings, including the May 14, 2004 previously announced liquidation of First United Securities, Inc., and the March 2004 issuance of approximately $31 million of junior subordinated debentures.

         Our performance ratios for the first six months of 2004 have decreased when compared to the same period of last year. This decrease is a result of lower earnings. Annualized Returns on Average Equity ("ROAE") were 11.10% and 14.36% for the six-month periods ended June 30, 2004 and 2003, respectively. Annualized Returns on Average Assets ("ROAA") were .83% and 1.19% for the first six months of 2004 and 2003, respectively.

Net Interest Income

         Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004 and 2003.


                                                                     Six Months Ended June 30,
                                                              2004                                   2003

                                               Average                  Average        Average                Average
(Dollars in thousands)                         Balance      Interest     Rate          Balance     Interest     Rate
-------------------------------------------- ------------- ----------- ---------- -- ------------- ---------- ---------

Interest-Earning Assets:

   Loans                                     $   818,318     $ 25,829     6.31%       $675,813     $ 24,452     7.24%

   Investment securities                         214,650        3,840     3.58         223,881        4,426     3.95

   Other interest earning assets                  15,173          165     2.17          20,659          264     2.56
                                             ------------------------------------    ----------------------------------

       Total earning assets                  $ 1,048,141       29,834     5.69%       $920,353       29,142     6.33%
                                             =============                           ==========

Interest-bearing liabilities

   Interest-bearing deposits                 $   680,330        5,432     1.60         575,594        6,632     2.30

   Short-term borrowings                          74,948          393     1.05          41,220          162     . 79

   Long-term borrowings                          205,371        5,524     5.38         197,946        5,202     5.26
                                             ------------------------------------    ----------------------------------

       Total interest-bearing liabilities    $   960,649       11,349     2.36         814,760       11,996     2.94

Net interest income and spread                                $18,485     3.33%                    $ 17,146     3.39%

Net interest margin                                                       3.53%                                 3.73%

Note:  Interest income and yields are presented on a fully tax equivalent basis using a 35% tax rate.

         Net interest income, on a fully tax-equivalent basis, increased $1.3 million (8%) during the first six months of 2004 when compared to the same period in 2003. The increase in interest income resulted from an increase in average interest-earning assets of $128 million (14%) during the first six months of 2004, which was partially offset by a 64 basis point decline in yield on such earning assets. The greater part of the growth in average loans and average earning assets is attributable to strong demand in our core markets, and the remaining one-third is attributable to the acquisition of certain branches from The Huntington National Bank in July 2003. Although average interest-bearing liabilities increased $146 million (18%) during the first six months of 2004, a 20% decrease in the effective rate of these interest-bearing liabilities of 58 basis points resulted in a net decrease in interest expense of $.6 million. Almost all of the growth in average interest-bearing deposits is attributable to the Huntington branch acquisition.


                                                                  For the Quarter Ended June 30,
                                                              2004                                   2003

                                               Average                  Average        Average                Average
(Dollars in thousands)                         Balance      Interest     Rate          Balance     Interest     Rate
------------------------------------------------------------------------------------------------------------- ---------

Interest-Earning Assets:

   Loans                                     $   832,293     $ 13,084    6.29%        $ 687,846    $ 12,297     7.15%

   Investment securities                         199,627        1,863    3.73           221,166       2,262     4.09

   Other interest earning assets                  19,255           84    1.75            21,375         134     2.51
                                             ------------------------------------    ----------------------------------
       Total earning assets                  $ 1,051,175       15,031    5.72%          930,387      14,693     6.32%
                                             =============                           =============

Interest-bearing liabilities

   Interest-bearing deposits                 $   701,403        2,694    1.54           588,438      3,165    2.15

   Short-term borrowings                          72,784          193    1.06            40,324         76     .75

   Long-term borrowings                          219,697        2,969    5.41           196,941      2,609    5.30
                                             ------------------------------------    -------------------------------
       Total interest-bearing liabilities     $  993,884        5,856    2.36         $ 825,703      5,850    2.83
                                             ============= -----------               ============= ----------
                                                             $  9,175    3.36%                       8,843    3.48
                                                           ===========                             ==========

Net interest margin                                                      3.49%                                3.80%

Note: Interest income and yields are presented on a fully tax equivalent basis using a 35% tax rate.


         Net interest income, on a fully tax-equivalent basis, increased $.3 million in the second quarter of 2004 when compared to the second quarter of 2003. This increase resulted from a $.3 million increase in interest income during the period, coupled with no change in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $121 million (13%) during the second quarter of 2004 when compared to second quarter of 2003, which was partially offset by a 60 basis point decline in yield on such earning assets. The greater part of the growth in average loans and average earning assets is attributable to strong demand in our core markets and is also attributable to the loans attained in the Huntington branch acquisition. Average interest-bearing liabilities increased $168 million (20%) during the second quarter of 2004 when compared to the second quarter of 2003. However, a 17% decrease in the effective rate of these interest-bearing liabilities of 47 basis points resulted in interest expense remaining unchanged. As stated previously, almost all of the growth in average interest-bearing deposits is attributable to the Huntington branch acquisition. Our ability to realize substantial net interest income during the second quarter of 2004 was hindered by the decline in the net-interest margin of 31 basis points.

Other Operating Income

         Other operating income increased $.9 million (16%) during the first six months of 2004 when compared to the same period for 2003. Service charges on deposit accounts, which primarily are fees associated with renewed concentration on an overdraft protection product, accounted for approximately half of this increase. Also, trust income increased a little over $.1 million (10%) during the first six months of 2004 when compared to the same time period of last year. During the first six months of 2004, net securities gains increased $.4 million when compared to the same period in 2003. During the first six months of 2003, net securities gains included a write down and an ultimate sale in Freddie Mac Preferred equity securities exhibiting other-than-temporary impairment, contributing a combined $.6 million loss to net securities gains of $.3 million.

         For the second quarter of 2004, other operating income increased $.5 million when compared to the second quarter of 2003. Service charges on deposit accounts, attributable to our overdraft protection program, also accounted for half of this increase. Trust income increased $.06 million (10%), during the second quarter of 2004 when compared to the same time period of last year. Also, insurance premium income increased $.1 million during the second quarter of 2004, which was attributable primarily to strong insurance sales. Management intends to continue its focus on the growth of our insurance operations for the foreseeable future.

Other Operating Expense

         Other operating expense for the first six months of 2004 increased $2.7 million (20%) when compared to the same period of 2003. For the second quarter of 2004, other operating expenses increased $1.4 million when compared to the second quarter of 2003. Salaries and employee benefits represent slightly more than half of total other operating expenses. Compared to the same periods of 2003, salaries and employee benefits increased $.7 million (9%) and $.5 million (13%) during the first six months and second quarter of 2004, respectively. This increase is attributable to the addition of employees that are necessary to support our growth objectives, including additional personnel added as a result of the Huntington branch acquisition.

         Occupancy and equipment expense for the first six months and second quarter of 2004 increased $.5 million (21%) and $.2 million (18%), respectively, when compared to the same time periods of 2003. These increases are principally due to branch expansion associated with the Huntington branch acquisition and the opening of our new Edwin Miller branch. Also, maintenance contracts associated with our new bank-wide security system contributed to the increase.

         Other expenses for the first six months and second quarter of 2004 increased $1.5 million (41%) and $.7 million (39%), respectively, when compared to the same periods of 2003. These increases resulted from increased professional fees associated with compliance with the Sarbanes-Oxley Act, conversion of network lines associated with branch expansion and modernization, and amortization of core deposit intangible assets resulting from the Huntington branch acquisition.

Applicable Income Taxes

         Income tax expense for the three and six months ended June 30, 2004 was $ 1.0 million and $2.4 million, respectively, compared to $ 1.3 million and $2.3 million for the same periods in 2003. The effective tax rate for the three- and six-month periods ended June 30, 2004 increased to 34%, as compared to 28% for the same periods in 2003 and 30% for the year ended December 31, 2003. These increases are primarily attributable to our internal restructurings discussed in Note D. The resulting increase in our effective tax rate has increased tax expense by approximately $.4 million and $.2 million for the six and three months ended June 30, 2004, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

         Our total assets reached $1.2 billion at June 30, 2004, representing an increase of $57 million (5%) from December 31, 2003. The main source of this increase was a $71 million increase in our loan portfolio, offset by a $20 million decrease in our investment portfolio, which was primarily to fund the aforementioned loan growth. Net premises and equipment increased $4 million. The majority of this increase is attributable to the acquisition of real estate that management intends to use for expansion of the Bank's branch network over the next three years.

         Our  total   liabilities   reached  $1.1  billion  at  June  30,  2004,
representing an increase of $56 million (5.5%) from December 31, 2003. Total deposits increased $20 million when compared to 2003 year-end. This increase is a result of the purchase of brokered certificates of deposit during the first six months of the 2004 to fund loan growth. Short-term borrowings increased $11 million when compared to 2003 year-end, predominantly from the increase in our "Cash Management" program. For the six-month period ended June 30, 2004, long-term borrowings increased $27 million, primarily from the issuance of approximately $31 million of junior subordinated debentures in March 2004, as discussed above in Note D to the consolidated financial statements.

Loan Portfolio

         The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)             June 30, 2004       December 31, 2003
-------------------------------------------------------------------------
Commercial                       $ 344.6    40%       $  307.5     39%
Residential-Mortgage               290.5    34           264.7     33
Installment                        212.1    25           201.4     26
Residential-Construction            14.8     1            16.1      2
Lease Financing                      1.2     -             2.3     --
                                 -------  ----        --------    ---

     Total Loans                 $ 863.2   100%        $ 792.0    100%
                                 =======  =====       ========   =====

         During the first six months of 2004, our loan portfolio grew $71 million (9%). The key contributors to this growth were $37 million in commercial loans and $26 million in residential mortgage loans. Existing customer relationships in our core markets are responsible for much of the commercial loan growth during the period, and management intends to continue its focus on commercial lending operations for the foreseeable future. Installment loans, specifically indirect loans, increased $11 million during the first six months of 2004 when compared to December 31, 2003.

         Our residential-mortgage portfolio grew 10% during the first six months of 2004. This growth is attributable primarily to our competitively priced adjustable rate mortgage products, which are marketed as an alternative to the fixed rates offered in the secondary market. This strategy should aid us in a rising rate environment.

                         Risk Elements of Loan Portfolio

             The following table presents the risk elements of our loan portfolio at the dates indicated. We have no knowledge of any potential problem loans other than those listed in this table.


                                                 June 30,        December 31,
     (Dollars in thousands)                       2004               2003
------------------------------------------------------------------------------

     Non-accrual loans                          $ 5,347             2,774
     Accruing loans past due 90 days or more      1,354             1,236
                                                -------            ------
          Total                                 $ 6,701            $4,010
                                                =======            ======
          Total as a percentage of total loans     .78%             .51%
                                                =======            ======

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

         The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):


                                                 2004                  2003
                                               --------              --------

Balance, January 1                             $ 5,974               $ 6,068
Gross credit losses                               (770)                 (855)
Recoveries                                         282                   233
                                               --------              --------

  Net credit losses                               (489)                 (622)
                                               --------              --------

Provision for loan losses                          784                   339
                                               --------              --------
Balance at end of period                       $ 6,270               $ 5,785
                                               ========              ========
Allowance for Loan Losses to loans outstanding     .73%                  .81%
                                               ========              ========

Net charge-offs to average loans outstanding
   during the period, annualized                   .12%                  .18%
                                               ========              ========

         Although the balance of our total loans increased $71 million during the first six months of 2004, our annualized net charge off experience relative to total average loans outstanding declined to .12% for this period, as compared to .18% for the first six months of 2003 and .17% for the year ended December 31, 2003.

         Net charge offs relating to the installment loan portfolio represent the majority of total net charge-offs for the first six months of 2004. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.3 million or 1.08% of the installment portfolio at June 30, 2004. This compares favorably to $2.7 million or 1.41% at December 31, 2003 and $2.5 million or 1.41% at June 30, 2003.

         This improvement in installment loan delinquencies, as well as our overall loss experience, was considered in management's assessment of the allowance for loan losses. However, countering this improvement was a $2.6 million increase in non-accrual loans for the second quarter of 2004, which was the result of the addition of two agriculture loans to non-accrual status. Our exposure to these relationships has been appropriately considered in determining the adequacy of the allowance for loan losses. As a result of management's evaluation of the loan portfolio using the factors and methodology summarized above, the allowance for loan losses increased slightly to $6.3 million at June 30, 2004, compared to $6.0 million at December 31, 2003. Management believes that the allowance for loan losses at June 30, 2004 is adequate to absorb the probable loan losses inherent in the loan portfolio.

         The provision for loan losses was $.8 million for the first six months of 2004, as compared to $.3 million for the same period of 2003. The provision for the second quarter of 2004 was $.7 million, as compared to a credit of $.3 million for the second quarter of 2003. Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans, and other factors that would have an impact on inherent losses in the loan portfolio.

Investment Securities

         At June 30, 2004, our entire investment securities portfolio was categorized as available-for-sale and carried at market value. The following table presents the composition of our securities portfolio at the dates indicated:


(Dollars in millions)                        June, 30 2004     December 31, 2003
------------------------------------------------------------ -------------------
U.S. government and agencies                 $ 85.3    42%      $ 75.7      34%
Mortgage-backed securities                     81.3    40         89.1      40
Obligations of states and
   political subdivisions                      24.4    12         29.3      13
Corporate and other debt securities            12.6     6         18.3       8
Other securities                                  -     -         11.2       5

     Total Investment Securities            $ 203.6   100%      $223.6     100%
                                            =======   ====      ======     ====

         The decrease in our securities portfolio during the first six months of 2004 was primarily attributable to the utilization of securities to fund rapid loan growth during the period.

Deposits

         The following table presents the composition of our deposits at the dates indicated:

(Dollars in millions)                      June, 30 2004     December 31, 2003
---------------------------------------------------------- -------------------
Noninterest-bearing demand deposits       $ 106.8    14%      $ 99.2      13%
Interest-bearing demand deposits            261.2    34        254.1      34
Savings deposits
61.0                 8                       65.1     8         61.0       8
Time deposits less than $.1                 193.0    25        218.4      29
Time deposits $.1 or more                   143.6    19        117.5      16

     Total Deposits                       $ 769.7   100%      $750.2     100%
                                          =======   ====      ======     ====

         Deposits grew less than 3% during the first six months of 2004 when compared to December 31, 2003. This increase is attributable to an increase in brokered certificates of deposit of $100,000 or more. Brokered certificates of deposit were purchased in order to fund the rapid loan growth during the period.



Borrowed Funds

         The following table presents the composition of our borrowings at the dates indicated:

(In millions)                         June 30, 2004         December 31, 2003
--------------------------------------------------------------------------------

Federal funds purchased                  $   9.0            $ 5.8
Securities sold under agreements
 to repurchase                              74.4             66.0
                                         -------           ------
   Total short-term borrowings           $  83.4             71.8
                                         =======           ======

FHLB advances                            $ 164.5           $168.0
Junior subordinated debt                    54.6             23.7
                                         -------           ------
   Total long-term borrowings            $ 219.1          $ 191.7
                                         =======           ======

         In March 2004, we issued approximately $31 million of junior subordinated debentures to FUST I and FUST II. We intend to use some of these borrowings to redeem $23.7 million of the junior subordinated debentures issued to Capital Trust on September 30, 2004. Management anticipates that we will have to expense approximately $.9 million of pretax unamortized issuance costs as a result of this redemption. Using the blended initial weighted average rate of the trust preferred securities recently issued by FUST I and FUST II, management believes that it would take approximately 12 months of interest savings to offset this expense. For further information about our debentures, the trust preferred securities, and the planned redemption, see Note D to the consolidated financial statements above.

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

         The following table presents our capital ratios at June 30, 2004:

                                                          For
                                                         Capital       To Be
                                                         Adequacy       Well
                                             Actual      Purposes    Capitalized
--------------------------------------------------------------------------------

Total Capital (to risk-weighted assets)       14.80%       8.00%       10.00%
Tier 1 Capital (to risk-weighted assets)      11.25        4.00          6.00
Tier 1 Capital (to average assets)             8.62        3.00          5.00

         We are categorized as "well capitalized" under federal banking regulatory capital requirements. Management anticipates that the redemption on September 30, 2004 of our junior subordinated debentures issued to Capital Trust, which in turn will require Capital Trust to redeem an equal amount of its trust preferred securities, will reduce our total capital by approximately $23.0 million. If this redemption had occurred on June 30, 2004, and assuming no other changes, we estimate that our total capital ratio would have been 12.16% at June 30, 2004, with no material impact on the ratio of Tier 1 capital to risk-weighted assets or the ratio of Tier 1 capital to average assets.

         We paid a cash dividend of $.18 per share on May 1, 2004. On June 16, 2004, we declared another dividend of an equal amount, to be paid on August 1, 2004 to stockholders of record at July 16, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate these risks. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity". Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2003.

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

         An evaluation of the effectiveness of these disclosure controls as of June 30, 2004 was carried out under the supervision and with the participation of our management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

         During the second quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

         First United Corporation's annual meeting of stockholders was held on April 27, 2004. At this meeting, the stockholders elected five individuals to serve as directors until the 2007 annual meeting of stockholders and until their successors are duly elected and qualify. The Corporation submitted the matter to a vote through solicitation of proxies. The results of the elections are as follows:

Class III (Term expires 2007)    FOR      AGAINST   ABSTAINED  BROKER NON-VOTES

01  Karen F. Myers             4,101,960   15,522      N/A           N/A
02  I. Robert Rudy             4,095,220   22,262      N/A           N/A
03  James F. Scarpelli, Sr.    4,094,181   23,301      N/A           N/A
04  Richard G. Stanton         3,728,810  388,672      N/A           N/A
05  Robert G. Stuck            4,058,940   58,542      N/A           N/A


Item 5.   Other Information

         On May 14, 2004, the Bank completed its previously announced restructuring initiative by liquidating First United Securities, Inc., which held and managed a portion of our investment portfolio. In the future, these investment activities will be conducted through the Bank. For additional information, see Note E to the consolidated financial statements above.

         On August 4, 2004, the Corporation elected to redeem all of the outstanding 9.375% Junior Subordinated Deferrable Interest Debentures that it issued to Capital Trust in 1999. The date set for redemption is September 30, 2004. For additional information, see Note D to the consolidated financial statements above.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that follows the signatures, which index is incorporated herein by reference.


          (b)   Reports on Form 8-K

                On April 27, 2004, we furnished statements made by management at the 2004 annual meeting of stockholders in Item 9 of a Current Report on Form 8-K.

                On May 7, 2004, we furnished results of operations for the first three months of 2004 in Item 12 of a Current Report on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST UNITED CORPORATION


Date:    August 4, 2004             /s/ William B. Grant
                                    ----------------------------------------
                                    William B. Grant, Chairman of the Board
                                    and Chief Executive Officer


Date     August 4, 2004             /s/  Robert W. Kurtz
                                    ----------------------------------------
                                    Robert W. Kurtz, President and Chief
                                    Financial Officer

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