Form 10-Q
period 2004-09-30
FIRST UNITED CORP/MD/
filed 2004-11-08
CIK 763907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 2004


                         Commission file number 0-14237

                            First United Corporation
             (Exact name of registrant as specified in its charter)

         Maryland                                            52-1380770
--------------------------------                           --------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                             Identification no.)

              19 South Second Street, Oakland, Maryland 21550-0009
              ----------------------------------------------------
               (address of principal executive offices) (zip code)

                                 (301) 334-4715
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---   --

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes X No
                                            ---    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,087,287 shares of common stock, par value $.01 per share, as of September 30, 2004.

                                 INDEX TO REPORT
                            FIRST UNITED CORPORATION


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003

          Consolidated Statements of Income (unaudited) - for the three months and nine months ended September 30, 2004 and 2003

          Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2004 and 2003

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


SIGNATURES

PART I.  FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                       September 30,     December
                                                                           2004          31, 2003
                                                                       (unaudited)
                                                                     --------------- --------------
Assets
Cash and due from banks                                                     $15,831        $20,272
Federal funds sold                                                              -              -
Interest-bearing deposits in banks                                            5,321          1,474
Investment securities available-for-sale (at market value)                  217,502        223,615
Federal Home Loan Bank stock, at cost                                         8,487          8,660
Loans                                                                       898,622        792,025
Allowance for loan losses
                                                                             (6,582)        (5,974)
                                                                     --------------- --------------
    Net loans                                                               892,040        786,051
Premises and equipment, net                                                  20,961         16,598
Goodwill and other intangible assets                                         15,289         15,462
Accrued interest receivable and other assets                                 35,294         36,109
                                                                     --------------- --------------

Total Assets                                                             $1,210,725     $1,108,241
                                                                     =============== ==============
Liabilities and Shareholders' Equity
Liabilities:
    Non-interest bearing deposits                                          $105,011       $ 99,181
    Interest-bearing deposits                                               724,013        650,980
                                                                     --------------- --------------
         Total deposits                                                     829,024        750,161
    Short-term borrowings                                                    94,959         71,840
    Long-term borrowings                                                    193,674        191,735
    Accrued interest and other liabilities                                    5,853          9,220
    Dividends payable                                                         1,095          1,094
                                                                      --------------- --------------
Total Liabilities                                                         1,124,605      1,024,050
                                                                     --------------- --------------
Shareholders' Equity
    Preferred stock --no par value;
        Authorized and unissued 2,000 shares
    Capital Stock -- par value $.01 per share;
        Authorized 25,000 shares; issued and outstanding 6,087 shares at
      September 30, 2004 and December 31, 2003
                                                                                 61             61
    Surplus                                                                  20,324         20,324
    Retained earnings                                                        64,714         62,201
    Accumulated other comprehensive income                                    1,021          1,605
                                                                     --------------- --------------
Total Shareholders' Equity                                                   86,120         84,191
                                                                     --------------- --------------

Total Liabilities and Shareholders' Equity                               $1,210,725     $1,108,241
                                                                     =============== ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

                                                    Nine Months Ended
                                                      September 30,
                                                   2004           2003
                                               -------------- --------------
                                                       (unaudited)

Interest income
Loans, including fees                               $ 39,062       $ 36,931
Investment securities:
        Taxable                                        4,600          5,201
        Exempt from federal income tax                   927          1,085
                                               -------------- --------------
                                                       5,527          6,286
Federal funds sold                                        25             28
                                               -------------- --------------
       Total interest income                          44,614         43,245

Interest expense
Deposits                                               8,536          9,813
Short-term borrowings                                    724            281
Long-term borrowings                                   8,437          7,821
                                               -------------- --------------
       Total interest expense                         17,697         17,915
                                               -------------- --------------
Net interest income                                   26,917         25,330
Provision for loan losses                              1,635            696
                                               -------------- --------------
                                               -------------- --------------
Net interest income after provision for
        loan losses                                   25,282         24,634

Other operating income
 Service charges on deposit accounts                   2,863          2,253
 Trust department income                               2,042          1,905
 Security gains                                          703            349
 Insurance premium income                              1,063            997
 Other income                                          2,576          2,862
                                               -------------- --------------
        Total other operating income                   9,247          8,366

Other operating expenses
 Salaries and employees benefits                      12,826         11,818
 Occupancy, equipment and data processing              4,378          3,624
 Amortization of deferred financing fees                 910             --
 Other expense                                         7,610          6,461
                                               -------------- --------------
         Total other operating expenses               25,724         21,903
                                               -------------- --------------
 Income before income taxes                            8,805         11,097
 Applicable income taxes                               3,001          3,144
                                               -------------- --------------
                                               -------------- --------------
 Net income                                           $5,804         $7,953
                                               ============== ==============

 Earnings per share                                   $  .95        $  1.31
                                               ============== ==============

 Dividends per share                                  $  .54          $ .53
                                               ============== ==============

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)


                                                     Three Months Ended
                                                       September 30,
                                                    2004           2003
                                                -------------- --------------
                                                        (unaudited)

Interest income
Loans, including fees                                $ 13,267       $ 12,529
Investment securities:
        Taxable                                         1,584          1,632
        Exempt from federal income tax                    285            358
                                                -------------- --------------
                                                        1,869          1,990
Federal funds sold                                         24             15
                                                -------------- --------------
       Total interest income                           15,160         14,534

Interest expense
Deposits                                                3,104          3,181
Short-term borrowings                                     331            119
Long-term borrowings                                    2,913          2,618
                                                -------------- --------------
       Total interest expense                           6,348          5,919
                                                -------------- --------------
Net interest income                                     8,812          8,615
Provision for loan losses                                 851            357
                                                -------------- --------------
Net interest income after provision for
        loan losses                                     7,961          8,258

Other operating income
 Service charges on deposit accounts                      960            807
 Trust department income                                  642            635
 Security gains                                             2             12
 Insurance premium income                                 361            394
 Other income                                             837            938
                                                -------------- --------------
        Total other operating income                    2,802          2,786

Other operating expenses
 Salaries and employees benefits                        4,279          3,980
 Occupancy, equipment and data processing               1,504          1,241
 Amortization of deferred financing fees                  910             --
 Other expense                                          2,402          2,771
                                                -------------- --------------
         Total other operating expenses                 9,095          7,992
                                                -------------- --------------
 Income before income taxes                             1,668          3,052
 Applicable income taxes                                  573            872
                                                -------------- --------------
 Net income                                            $1,095         $2,180
                                                ============== ==============

 Earnings per share                                    $  .18         $  .36
                                                ============== ==============

 Dividends per share                                   $  .18          $ .18
                                                ============== ==============

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)




                                                     Nine Months Ended
                                                       September 30,
                                                    2004           2003
                                                -------------- --------------
                                                         (Unaudited)


Operating activities
Net Income                                           $5,804      $ 7,953
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Provision for loan losses                     1,635          696
        Depreciation                                  1,754        1,547
        Amortization of intangible assets               419          116
        Amortization of deferred financing fees         910           --
        Net amortization (accretion) of                 953        (1,587)
           investment security discounts and
           premiums
        Gain on sale of investment securities          (349)         (703)
        (Decrease) increase in accrued interest
            receivable and other assets                 117        (2,603)
        (Decrease) increase in accrued interest
            and other liabilities                    (3,367)       (2,035)
        Increase in bank owned life insurance          (458)         (691)
            value
                                                -------------- --------------
Net cash provided by operating activities             7,064         3,047

Investing activities
Net increase in interest-bearing deposits in banks   (3,847)       (2,771)
Proceeds from maturities and sales of
   investment securities available-for-sale         119,142       257,089
Purchases of investment securities available-
   for-sale                                        (113,692)     (278,889)
Net increase in loans                              (107,624)      (64,513)
Purchases of premises and equipment                  (6,117)       (2,921)
Net cash provided by acquisition                     66,040             -
                                                -------------- --------------
Net cash used in investing activities              (112,138)      (25,965)

Financing activities
Net increase (decrease) in short-term                23,119         4,080
   borrowings
Proceeds from issuance of junior subordinated        30,929            --
   debentures
Redemption of junior subordinated
debentures                                          (23,711)           --
Net decrease in other long-term borrowings           (5,279)        (4,691)
Net increase in deposits                             78,863         33,851
Cash dividends paid                                  (3,288)        (3,196)
Proceeds from issuance of common stock                   --            125
                                                -------------- --------------
Net cash provided by financing
   activities                                       100,633         30,169
                                                -------------- --------------
Cash and cash equivalents at beginning of the
   year                                              20,272         18,242
Increase (decrease) in cash and cash
   equivalents                                       (4,441)         7,251
                                                -------------- --------------
Cash and cash equivalents at end of period          $15,831        $25,493
                                                ============== ==============

FIRST UNITED CORPORATION
Notes to Unaudited Consolidated Financial Statements

September 30, 2004

Note A -- Basis of Presentation

     The accompanying unaudited consolidated financial statements of First United Corporation (the "Corporation") and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and nine-month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. For purposes of comparability, certain prior period amounts have been reclassified to conform to the current period presentation.

Note B - Earnings per Share

     Earnings per share are based on the weighted average number of shares of common stock outstanding of 6,087,287 for the three- and nine-month periods ended September 30, 2004. For the three- and nine- month periods ended September 30, 2003, the weighted average number of shares of common stock outstanding were 6,087,443 and 6,086,154, respectively. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

     Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $5.2 and $6.6 million for the nine months ended September 30, 2004 and 2003, respectively.

Note D - Junior Subordinated Debentures

     The Corporation has issued approximately $30.9 million of junior subordinated debentures. Approximately $20.6 million was issued in March 2004 to First United Statutory Trust I, a Connecticut statutory trust ("FUST I"), and $10.3 million was issued in March 2004 to First United Statutory Trust II, also a Connecticut statutory trust ("FUST II") (collectively, the "Trusts"). These borrowed funds represent the proceeds from the issuance of a like amount of trust preferred securities by the Trusts.

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

     On September 30, 2004, the Corporation redeemed all of its 9.375% Junior Subordinated Deferrable Interest Debentures that it issued to First United Capital Trust ("Capital Trust") in 1999. The aggregate redemption price paid by the Corporation was approximately $23.7 million. Capital Trust was dissolved on October 12, 2004. In connection with the redemption, approximately $.91 million of unamortized issuance costs were expensed.

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

     Primarily as a result of the previously announced restructurings involving First United Securities, Inc. and First United Capital Investments, Inc., the Corporation's effective tax rate increased to 34% for the first nine months of 2004, as compared to 28% for the first nine months of 2003 and 30% for the year ended December 31, 2003.

Note F - Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

     Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Corporation's financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. The Corporation's exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. Loan commitments and letters of credit totaled $92 million and $4.4 million, respectively, at September 30, 2004. The Corporation is not party to any other off-balance sheet arrangements.

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

THE COMPANY

     The Corporation is a Maryland corporation that was incorporated in 1985 and it is registered as both a financial holding company and a bank holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation's primary business activity is acting as the parent company of the Bank, Oakfirst Life Insurance Company, an Arizona reinsurance company, OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, Gonder Insurance Agency, Inc., a Maryland insurance producer firm ("Gonder"), and the Trusts. OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance producer firm. The Bank has two direct subsidiaries: First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans (the "Investment Trust"); and First United Auto Finance, LLC, an inactive indirect automobile leasing limited liability company. Gonder was transferred to the Corporation through a dividend declared and paid by the Bank, effective as of the close of business on September 30, 2004. The Corporation recently formed a new subsidiary, First United Insurance Group, LLC ("FUIG"), which is a Maryland limited liability company and licensed insurance producer firm. Pending the receipt by FUIG of all necessary insurance licenses, management intends to merge Gonder with and into FUIG on or about December 31, 2004, with FUIG as the surviving entity.

     We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 Filings, and all amendments to the foregoing on our Internet site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

     Selected financial data relating to the Corporation's results of operations and financial condition is listed below. This data should be read in conjunction with the unaudited consolidated financial statements and management's discussion and analysis that follows.

                                         At or For the Nine Months
                                             Ended September 30,
                                             -------------------
                                             2004          2003

  Per Share Data                            $   .95     $   1.31
     Net Income                                 .54          .53
     Dividends Paid                           14.15        13.68
     Book Value

  Significant Ratios
     Return on Average Assets (a)              .67%         1.04%
     Return on Average Equity (a)             9.05         13.06
     Dividend Payout Ratio                   56.64         40.17
     Average Equity to Average Assets         7.39          7.98

  Note:  (a)  Annualized

RESULTS OF OPERATIONS

Overview

     Net income for the nine months ended September 30, 2004 totaled $5.8 million, or $.95 per share, a 28% decrease over net income of $8.0 million, or $1.31 per share, for the same period of 2003. Net income for the third quarter of 2004 was $1.1 million, or $.18 per share, compared to $2.2 million, or $.36 per share, for the third quarter of 2003, a 50% decrease. The three- and nine-month comparisons reflect an increase in net interest income, on a fully tax-equivalent basis, of $.1 million and $1.6 million, respectively. These increases in net-interest income are offset by higher costs related to a higher effective tax rate of 34% in 2004 versus 28% in 2003 as a result of our recent internal restructurings, the March 2004 issuance of approximately $31 million of junior subordinated debentures, and the September 2004 redemption of approximately $24 million of our junior subordinated debentures. As a result of this redemption, approximately $.91 million of pretax unamortized issuance costs were expensed. The increase in the provision for loan losses and the professional fees associated with compliance with the Sarbanes-Oxley Act also contributed to these comparison decreases.

     Our performance ratios for the first nine months of 2004 have decreased when compared to the same period last year. This decrease is primarily a result of lower earnings. Annualized Returns on Average Equity ("ROAE") for the nine-month period ending September 30, 2004 were 9.05%, compared to 13.06% for the same period last year. Annualized Returns on Average Assets ("ROAA") were ..67% and 1.04% for the first nine months of 2004 and 2003, respectively.

Net Interest Income

     Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004 and 2003.


                                                                  Nine Months Ended September 30,
                                                              2004                                   2003

                                               Average                  Average        Average                Average
(Dollars in thousands)                         Balance      Interest     Rate          Balance     Interest     Rate
--------------------------------------------------------------------------------------------------------------------

Interest-Earning Assets:

   Loans                                     $   837,607     $ 39,101      6.22%   $ 701,682        $ 37,001     7.03%

   Investment securities                         214,752        5,760      3.58      234,110           6,505     3.70

   Other interest earning assets                  16,343          290      2.37       22,790             264     2.56
                                             ------------------------------------  ------------------------------------
       Total earning assets                  $ 1,068,702       45,151      5.63%   $ 958,581          43,770     6.11%
                                             =============                         ===========

Interest-bearing liabilities

   Interest-bearing deposits                  $  700,794        8,536      1.62           610,465      9,813    2.14

   Short-term borrowings                          78,893          724      1.22            45,484        281     .82

   Long-term borrowings                          208,852        8,437      5.39           192,105      7,821    5.43
                                             ------------------------------------  ------------------------------------
       Total interest-bearing liabilities     $  988,539       17,697      2.39    $      848,055     17,915    2.82


Net interest income and spread                               $ 27,454      3.24%                    $ 25,855    3.29%
                                                           ===========                             ==========

Net interest margin                                                        3.43%                                3.61%



Note: Interest income and yields are presented on a fully tax equivalent basis using a 34% tax rate.

     Net interest income, on a fully tax-equivalent basis, increased $1.6 million (6%) during the first nine months of 2004 when compared to the same period in 2003. The increase in interest income resulted from an increase in average interest-earning assets of $110.1 million (12%) during the first nine months of 2004, which was partially offset by a 48 basis point decline in yield on such earning assets. The growth in average loans and average earning assets is attributable to strong demand in our core markets. Although average interest-bearing liabilities increased $140.5 million (17%) during the first nine months of 2004, a 15% decrease in the effective rate of these interest-bearing liabilities of 43 basis points resulted in a decrease in interest expense of $.2 million. The growth in our average interest-bearing deposits resulted primarily from our purchase of brokered certificates of deposit to fund loan growth. Also contributing to the increase in total-interest bearing liabilities is the increase in short-term borrowings, resulting from continued emphasis on our "Cash Management" program. The historically low interest rate environment, however, continues to compress our net interest margin, which decreased 18 basis points for the nine months ended September 30, 2004 when compared to the nine months ended September 30, 2003.


                                                                For the Quarter Ended September 30,
                                                              2004                                   2003

                                               Average                  Average      Average                Average
(Dollars in thousands)                         Balance      Interest     Rate        Balance     Interest     Rate
-------------------------------------------- ------------- ----------- ----------  ------------- ---------- ---------
Interest-Earning Assets:

   Loans                                     $   870,660    $  13,272      6.10%      748,352     $ 12,549       6.71%

   Investment securities                         214,990        1,921      3.57       255,450        2,079       3.26

   Other interest earning assets                  18,745          127      2.71        26,967          119       1.77
-------------------------------------------- ------------- ----------- ----------  ------------- ---------- ----------
       Total earning assets                  $ 1,104,395       15,320      5.55%    1,030,769         14,747     5.72%
                                             =============                         =============

Interest-bearing liabilities

   Interest-bearing deposits                  $  729,976        3,104      1.70      666,533      3,181       1.91

   Short-term borrowings                          84,414          331      1.57       53,887        119        .88

   Long-term borrowings                          218,070        2,915      5.34      193,904      2,618       5.40
                                             ------------- ----------- ---------- -------------   ---------- ---------
       Total interest-bearing liabilities     $1,032,460        6,350      2.46    $ 914,324      5,918       2.59
                                             ============= -----------             =============  ----------

Net interest income and spread                                  8,970      3.09%                   8,829      3.13%
                                                           ===========                            ==========

Net interest margin                                                        3.25%                                 3.43%



Note: Interest income and yields are presented on a fully tax equivalent basis using a 34% tax rate.


     Net interest income, on a fully tax-equivalent basis, increased $.1 million in the third quarter of 2004, compared to the third quarter of 2003. This increase resulted from a $.5 million increase in interest income during the period, coupled with a $.4 million increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $73.6 million (7%) during the third quarter of 2004 when compared to the third quarter of 2003, which was partially offset by a 17 basis point decline in yield on such earning assets. The greater part of the growth in average loans and average earning assets is attributable to strong demand in our core markets. The increase in interest expense resulted from an increase in average interest-bearing liabilities of $118.1 million (13%) during the third quarter of 2004 when compared to the third quarter of 2003, which was partially offset by a 13 basis point decline in yield on such interest-bearing liabilities. As stated previously, the growth in our average interest-bearing deposits resulted primarily from our purchase of brokered certificates of deposit to fund loan growth. The continued emphasis on our "Cash Management" program resulted in an increase in short-term borrowings, which also contributed to the increase in total-interest bearing liabilities. Our ability to realize substantial net interest income during the third quarter of 2004 was hindered by the decline in the net-interest margin of 18 basis points, when compared to the net-interest margin of third quarter 2003.

Other Operating Income

     Other operating income increased $.9 million (11%) during the first nine months of 2004 when compared to the same period for 2003. Service charges on deposit accounts accounted for more than half of this increase, which is made up primarily of fees associated with renewed concentration on an overdraft protection product. Also, trust income increased by approximately $.1 million (7%) during the first nine months of 2004 when compared to the same period last year. Additionally, during the first nine months of 2004, net securities gains increased $.4 million when compared to the same period in 2003. These net securities gains included a write down and an ultimate sale in Freddie Mac Preferred equity securities exhibiting other-than-temporary impairment, contributing a combined $.6 million loss to net securities gains of $.3 million.

     Comparing the third quarter of 2004 to the third quarter of 2003, other operating income remained unchanged at $2.8 million.

Other Operating Expense

     Other operating expense for the first nine months of 2004 increased $3.8 million (18%), when compared to the same period of 2003. For the third quarter of 2004, other operating expenses increased $1.1 million when compared to the third quarter of 2003. Salaries and employee benefits increased $1.0 million (9%) and $.3 million (8%) during the first nine months and third quarter of 2004, respectively, when compared to the same periods last year. These increases are attributable to the addition of employees that are necessary to support our growth objectives.

     Occupancy and equipment expense for the first nine months and third quarter of 2004 increased $.8 million (21%) and $.3 million (22%), respectively, compared to the same periods of 2003. These increases are principally due to branch expansion in the Martinsburg, West Virginia area and maintenance contracts associated with our new bank-wide security system.

     Other expenses for the first nine months of 2004 increased $1.2 million (18%) when compared to the same period of 2003. This increase resulted from increased professional fees associated with compliance with the Sarbanes-Oxley Act and conversion of network lines associated with branch expansion and modernization. Other expenses decreased $.4 million (13%) in the third quarter of 2004 when compared to the third quarter of 2003. The third quarter of 2003 included costs relating to $.1 million in real estate owned expenses due to a loss on a property located in Keyser, West Virginia, $.1 million of expense due to the loss on a check paid by the Bank, and a $.1 million reconciling difference which the Company concluded was not recoverable. These expenses result in a reduction of costs when compared to the third quarter of 2004.

     A write-off of approximately $.9 million related to issuance costs arising from the redemption on September 30, 2004 of our 9.375% junior subordinated debentures issued to Capital Trust occurred during the third quarter of 2004. Please refer to Note D to the consolidated financial statements for further information.

Applicable Income Taxes

     Income tax expense for the three and nine months ended September 30, 2004 was $.6 million and $3.0 million, respectively, compared to $ .9 million and $3.1 million for the same periods in 2003. The effective tax rate for the three- and nine-month periods ended September 30, 2004 increased to 34%, as compared to 28% for the same periods in 2003 and 30% for the year ended December 31, 2003. These increases are primarily attributable to our internal restructurings discussed in Note D to the consolidated financial statements. The resulting increase in our effective tax rate has increased tax expense by approximately $.5 million and $.1 million for the nine months and quarter ending September 30, 2004, respectively.

FINANCIAL CONDITION

Balance Sheet Overview

     Our total assets reached $1.2 billion at September 30, 2004, representing an increase of $.1 billion (9%) from December 31, 2003. The main source of this increase was a $106.6 million increase in our loan portfolio, partially offset by a $6.1 million decrease in our investment portfolio, which was primarily used to help fund the aforementioned loan growth. Net premises and equipment increased $4.4 million. The majority of this increase is attributable to the acquisition of real estate that management intends to use for expansion of the Bank's branch network over the next three years.

     Our total liabilities reached $1.1 billion at September 30, 2004, representing an increase of $100.6 million (10%) from December 31, 2003. Total deposits increased $78.9 million when compared to 2003 year-end. This increase is primarily due to the purchase of brokered certificates of deposit during the first nine months of 2004, in order to fund loan growth. Short-term borrowings increased $23.1 million when compared to 2003 year-end, predominantly from the increase in balances of our "Cash Management" product. For the nine-month period ended September 30, 2004, long-term borrowings increased $1.9 million.

Loan Portfolio

         The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)            September 30, 2004           December 31, 2003
-------------------------------------------------------------------------------
Commercial                       $ 356.2         40%           $ 307.5      39%
Residential-Mortgage               307.6         34              264.7      33
Installment                        216.7         24              201.4      26
Residential-Construction            17.3          2               16.1       2
Lease Financing                       .8          -                2.3      --
                                ---------      ------         ---------   -----

     Total Loans                 $ 898.6        100%           $ 792.0     100%
                                =========      ======         =========   =====

     During the first nine months of 2004, our loan portfolio grew $106.6 million (14%). The key contributors to this growth were $48.7 million in commercial loans, $42.9 million in residential mortgage loans, and $15.3 million in installment loans. Existing customer relationships in our core markets are responsible for much of the commercial loan growth during the period, and management intends to continue its focus on commercial lending operations for the foreseeable future.

     Our residential-mortgage portfolio grew 16% during the first nine months of 2004. This growth is attributable primarily to our competitively priced adjustable rate mortgage products for lot and construction loans, which are marketed as an alternative to the fixed rates offered in the secondary market. Management believes that this strategy should aid us in a rising rate environment.

                         Risk Elements of Loan Portfolio

     The following table presents the risk elements of our loan portfolio at the dates indicated. We have no knowledge of any potential problem loans other than those listed in this table.


                                                   September 30,   December 31,
     (Dollars in thousands)                            2004             2003
--------------------------------------------------------------------------------

     Non-accrual loans                               $ 6,024           2,774
     Accruing loans past due 90 days or more           1,068           1,236
                                                   ----------     -----------
          Total                                      $ 7,092         $ 4,010
                                                   ==========     ===========
          Total as a percentage of total loans          .79%            .51%
                                                   ==========     ===========

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

     The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):


                                                 2004             2003

Balance, January 1                             $ 5,974          $ 6,068
Gross credit losses                             (1,440)          (1,249)
Recoveries                                         413              354
                                               --------         --------

     Net credit losses                          (1,027)            (895)
                                               --------         --------

Provision for loan losses                        1,635              696
Adjustment for acquisition of Huntington                            301
                                               --------         --------
Balance at end of period                       $ 6,582           $ 6,170
                                               ========         ========

Allowance for Loan Losses to loans outstanding     .73%             .79%
                                               ========         ========

Net charge-offs to average loans outstanding
   during the period, annualized                   .16%             .17%
                                               ========         ========

     Although the balance of our total loans increased $106.6 million during the first nine months of 2004, our annualized net charge off experience relative to total average loans outstanding remained stable at .16% for this period, compared to .17% for the first nine months of 2003 and .17% for the year ended December 31, 2003.

     Net charge offs relating to the installment loan portfolio represent the majority of total net charge-offs for the first nine months of 2004. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.7 million of the installment portfolio at September 30, 2004. This compares equally to the $2.7 million at December 31, 2003. However, the ratio of loans past due 30 days or more to total installment loans has decreased from 1.4% at December 31, 2003 to 1.2% at September 30, 2004. At September 30, 2003, loans past due 30 days or more were $3.4 million or 1.7% of the installment portfolio.

     This improvement in installment loan delinquencies, as well as our overall loss experience, has been considered in management's assessment of the allowance for loan losses. However, countering this improvement was a $3.3 million increase in non-accrual loans during the first nine months of 2004 when compared to year-end 2003. The increase is a result of the addition of two agriculture loans to non-accrual status in the second quarter of 2004. Our exposure to these relationships has been appropriately considered in determining the adequacy of the allowance for loan losses. As a result of management's evaluation of the loan portfolio using the factors and methodology summarized above, the allowance for loan losses increased slightly to $6.6 million at September 30, 2004, compared to $6.0 million at December 31, 2003. Management believes that the allowance for loan losses at September 30, 2004 is adequate to absorb the probable loan losses inherent in the loan portfolio.

     The provision for loan losses was $1.6 million for the first nine months of 2004, as compared to $.7 million for the same period of 2003. The provision for the third quarter of 2004 was $.9 million, as compared to $.4 million for the third quarter of 2003. The increase in the provision is primarily due to the two agriculture loans that were placed in non-accrual status as discussed above. Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans, and other factors that would have an impact on inherent losses in the loan portfolio.

Investment Securities

     At September 30, 2004, our entire investment securities portfolio was categorized as available-for-sale and carried at market value. The following table presents the composition of our securities portfolio at the dates indicated:

(Dollars in millions)                    September 30, 2004    December 31, 2003
--------------------------------------------------------------------------------

U.S. government and agencies             $ 102.6       47%     $ 75.7        34%
Mortgage-backed securities                  79.1       37        89.1        40
Obligations of states and political
   subdivisions                             24.2       11        29.3        13
Corporate and other debt securities         11.6        5        18.3         8
Other securities                               -        -        11.2         5
                                       ---------     -----     ---------   -----

     Total Investment Securities         $ 217.5      100%     $223.6       100%

     The $6.1 million decrease in our securities portfolio during the first nine months of 2004 was primarily attributable to the utilization of matured and called securities to fund rapid loan growth during the period. Of the $6.1 million decline, $.8 million was a result of the decrease in market value compared to the market value of our portfolio at December 31, 2003.

Deposits

         The following table presents the composition of our deposits at the dates indicated:

(Dollars in millions)                    September 30, 2004    December 31, 2003
--------------------------------------------------------------------------------

Noninterest-bearing demand deposits      $ 105.0       13%     $ 99.1        13%
Interest-bearing demand deposits           268.1       37       254.1        34
Savings deposits                            64.2       11        61.0         8
Time deposits less than $.1                194.7        5       218.4        29
Time deposits $.1 or more                  197.0        -       117.5        26
                                       ---------     -----     ---------   -----

     Total Deposits                      $ 829.0      100%     $750.1       100%
                                       =========     =====     =========   =====

     Deposits grew $78.9 million, or 11%, during the first nine months of 2004. This increase was primarily attributable to an increase in brokered certificates of deposit, of $100,000 or over. Brokered certificates of deposit were purchased in order to fund the rapid loan growth during the period.

Borrowed Funds

     The following table presents the composition of our borrowings at the dates indicated:

(In millions)                                     September 30,    December 31,
                                                     2004              2003
--------------------------------------------------------------------------------

Federal funds purchased                            $ 7.0             $ 5.8
Securities sold under agreements to repurchase      88.0              66.0
                                                    ----              ----
   Total short-term borrowings                    $ 95.0            $ 71.8
                                                  ======            ======

FHLB advances                                    $ 162.8           $ 168.0
Junior subordinated debt                            30.9              23.7
                                                    ----              ----
   Total long-term borrowings                    $ 193.7           $ 191.7
                                                 =======           =======
                                       15

     In March 2004, we issued approximately $31 million of junior subordinated debentures to FUST I and FUST II. On September 30, 2004, we redeemed $23.7 million of the junior subordinated debentures issued to Capital Trust in 1999. As a result of this redemption, approximately $.91 million of pretax unamortized issuance costs were expensed. Using the blended initial weighted average rate of the trust preferred securities recently issued by the Trusts, management believes that it will take approximately 12 months (from September 30, 2004) of interest savings to offset this expense. For further information about our debentures and the trust preferred securities, see Note D to the consolidated financial statements above.

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

         The following table presents our capital ratios at September 30, 2004:

                                                         For
                                                        Capital       To Be
                                                        Adequacy       Well
                                           Actual       Purposes    Capitalized
--------------------------------------------------------------------------------

Total Capital (to risk-weighted assets)     11.80%        8.00%        10.00%
Tier 1 Capital (to risk-weighted assets)    10.89         4.00          6.00
Tier 1 Capital (to average assets)           8.48         3.00          5.00

     We are categorized as "well capitalized" under federal banking regulatory capital requirements. The redemption on September 30, 2004 of our junior subordinated debentures issued to Capital Trust required Capital Trust to redeem an equal amount of its trust preferred securities. This reduced our total capital by approximately $23.0 million. The redemption had no material impact on the ratio of Tier 1 capital to risk-weighted assets or the ratio of Tier 1 capital to average assets.

     We paid a cash dividend of $.18 per share on August 1, 2004. On September 15, 2004, we declared another dividend of an equal amount, to be paid on November 1, 2004 to stockholders of record at October 15, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk is interest rate fluctuation. We have procedures in place to evaluate and mitigate these risks. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity". Management believes that there has been no material change in our market risks or in the procedures used to evaluate and mitigate these risks since December 31, 2003.

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

     An evaluation of the effectiveness of these disclosure controls as of September 30, 2004 was carried out under the supervision and with the participation of our management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

     During the third quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

            None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3.   Defaults upon Senior Securities

             None.

Item 4.   Submission of Matters to a Vote of Security Holders

             None

Item 5.   Other Information

             None.

Item 6.   Exhibits

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




                  FIRST UNITED CORPORATION


Date:    November 5, 2004        /s/ William B. Grant
                                 ----------------------------------------
                                 William B. Grant, Chairman of the Board
                                 and Chief Executive Officer


Date     November 5, 2004        /s/  Robert W. Kurtz
                                 ----------------------------------------
                                 Robert W. Kurtz, President and Chief
                                 Financial Officer

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

31.2        Certifications   of  the  CFO   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act (filed herewith)

32.1 Certification of the CEO pursuant to 18 U.S.C. ss. 1350 (furnished herewith)

32.2 Certification of the CFO pursuant to 18 U.S.C. ss. 1350 (furnished herewith)