Form 10-Q/A
period 2004-09-30
FIRST UNITED CORP/MD/
filed 2004-11-08
CIK 763907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       --

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes X No __
                                                --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,087,287 shares of common
                                                     ---------------------------
stock, par value $.01 per share, as of September 30, 2004.
---------------------------------------------------------

                                EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 to add Exhibits 31.2 and 32.2 (officer certifications) that were inadvertently omitted from the original filing. Pursuant to Exchange Act Rule 12b-15, the registrant also supplies new certifications to replace those that were included in the original report (Exhibits 31.1 and 32.1).

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

Note B - Earnings per Share

     Earnings per share are based on the weighted average number of shares of common stock outstanding of 6,087,287 for the three- and nine-month periods ended September 30, 2004. For the three- and nine-month periods ended September 30, 2003, the weighted average number of shares of common stock outstanding were 6,087,443 and 6,086,154, respectively. The Corporation does not have any common stock equivalents.

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




                  FIRST UNITED CORPORATION


Date:    November 8, 2004        /s/ William B. Grant
                                 ----------------------------------------
                                 William B. Grant, Chairman of the Board
                                 and Chief Executive Officer


Date     November 8, 2004        /s/  Robert W. Kurtz
                                 ----------------------------------------
                                 Robert W. Kurtz, President and Chief
                                 Financial Officer

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