Form 10-K
period 2004-12-31
FIRST UNITED CORP/MD/
filed 2005-03-14
CIK 763907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Registrant's telephone number, including area code (800) 470-4356

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if  disclosures  of delinquent  filers  pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004: $118,400,572.

      The number of shares of the registrant's common stock outstanding as of February 28, 2005: 6,099,383

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the SEC in March 2005 pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            FIRST UNITED CORPORATION
                                TABLE OF CONTENTS


PART I

  Item 1.    Business                                                                                  3-8

  Item 2.    Properties                                                                                  8

  Item 3.    Legal Proceedings                                                                           8

  Item 4.    Submission of Matters to a Vote of Security Holders                                         8


PART II

  Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and
             Issuer Purchases of Equity Securities                                                       9

  Item 6.    Selected Financial Data                                                                  9-10

  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations   10-25

  Item 7A.   Quantitative and Qualitative Disclosure About Market Risk                                  25

  Item 8.    Financial Statements and Supplementary Data                                             25-45

  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       45

  Item 9A.   Controls and Procedures                                                                 45-47

  Item 9B.   Other Information                                                                          48


PART III

  Item 10.   Directors and Executive Officers of the Registrant                                         48

  Item 11.   Executive Compensation                                                                     48

  Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters                                                                        48

  Item 13.   Certain Relationships and Related Transactions                                             48

  Item 14.   Principal Accountant Fees and Services                                                     48


PART IV

  Item 15.   Exhibits and Financial Statement Schedules                                                 48

  SIGNATURES                                                                                            49

  EXHIBITS

FORWARD-LOOKING STATEMENTS

      This Annual Report of First United Corporation (the "Corporation") filed on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Corporation's competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Corporation's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Corporation's business or operations. For a more complete discussion of these risk factors, see Exhibit 99.1 to this report entitled "Risk Factors." Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      The Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation and its consolidated subsidiaries are sometimes referred to as "we", "us", "our", or "Registrant" in this annual report.

      The Corporation's primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the "Bank"), First United Insurance Group, LLC, a Maryland insurance agency (the "Insurance Group"), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, (together with OakFirst Loan Center, Inc. the "OakFirst Loan Centers"), and Oakfirst Life Insurance Corporation, an Arizona reinsurance company ("Oakfirst Life"). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. In addition, the Bank has two direct subsidiaries, First United Auto Finance, LLC, an inactive indirect automobile leasing limited liability company, and First United Investment Trust, which is a Maryland real estate investment trust that invests in mortgage loans (the "Investment Trust").

      Until December 31, 2004, the Corporation's full-service insurance operations were conducted through its subsidiary, Gonder Insurance Agency, Inc. ("Gonder"). Effective January 1, 2005, Gonder was merged into the Insurance Group.

      As of December 31, 2004, the Corporation had assets of approximately $1,232 million, net loans of approximately $905 million, and deposits of approximately $851 million. Shareholders' equity at December 31, 2004 was approximately $86 million.

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

BANKING PRODUCTS AND SERVICES

      The Bank operates 24 banking offices, one call center and 34 Automated Teller Machines ("ATM's") in the following Maryland Counties: Garrett, Allegany, Washington and Frederick; and in the following West Virginia Counties: Mineral, Berkeley, Hardy and Monongalia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market area. Services offered are essentially the same as those offered by larger regional institutions that compete with the Bank. The services provided by the Bank include checking, savings, and money market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented financial services including IRA and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services. As of December 31, 2004, the total market value of assets under the supervision of the Bank's trust department was approximately $395 million. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

LENDING ACTIVITIES

      The majority of the Corporation's lending activities are conducted through the Bank.

      Most of the Bank's commercial loans are secured by real estate, commercial equipment, vehicles or other assets of the business. Repayment is often dependent on the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank's general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

      Commercial real estate loans are primarily those secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space. Low loan to value ratio standards, as well as the thorough financial analysis performed and the Bank's knowledge of the local economy in which it lends, can reduce the risk associated with these loans.

      The risk of loss associated with commercial real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

      The Bank's residential mortgage loans are primarily variable rate loans. Although the Bank may also originate fixed rate residential mortgage loans, the Bank is generally acting in a brokering capacity on behalf of other financial institutions, for which it receives a fee. As with any consumer loan, repayment is dependent on the borrower's continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank's lien priority, as well as fire and casualty insurance, is required.

      Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower's home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

      The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon "as completed" appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may be fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with three, five or seven year adjustable rate mortgages.

      A variety of other consumer loans are also offered to customers, including indirect and direct auto loans, and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant's creditworthiness is performed before granting credit, and on-going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

      Additionally, the Corporation meets the lending needs of under-served customer groups within its market areas in part through OakFirst Loan Center, Inc., located in Martinsburg, West Virginia, and OakFirst Loan Center, LLC, located in Hagerstown, Maryland.

INSURANCE ACTIVITIES

      The Corporation offers a full range of insurance products and services to customers in its market areas through the Insurance Group and First United Insurance Agency, Inc. Oakfirst Life reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by the Bank.

TRUST SERVICES

      The Bank's Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts, defined benefit plans, estate administration and estate planning.

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

      To compete with other financial services providers, the Corporation relies principally upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers' needs. In those instances in which the Corporation is unable to accommodate a customer's needs, it will arrange for those services to be provided by other financial services providers with which it has a relationship.

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

GENERAL

      The Corporation is a financial holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

      The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank also has offices in West Virginia, and the operations of these offices are subject to West Virginia laws and to supervision and examination by the West Virginia Division of Banking. The Bank is a member of the FDIC, so it is also subject to certain provisions of federal law and regulations and examination by the FDIC. The Bank is also subject to numerous state and federal statutes and regulations that affect the business of banking in its market areas, including the provision of trust services.

      All nonbank affiliates of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Commissioner of Financial Regulation of Maryland. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, OakFirst Loan Center, LLC is subject to licensing and regulation by the Commissioner of Financial Regulation of Maryland, and the Insurance Group and First United Insurance Agency, Inc. are each subject to licensing and regulation by various state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the FRB, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision.

REGULATION OF FINANCIAL HOLDING COMPANIES

      In November 1999, the federal Gramm-Leach-Bliley Act (the "GLBA") was signed into law. Effective in pertinent part on March 11, 2000, GLBA revises the BHC Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a "financial holding company." GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits Maryland State chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of the Corporation and the Bank.

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

      As part of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation, on behalf of the Bank, believes that the Bank meets substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

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

      As a FDIC member institution, the Bank's deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates are based upon a matrix that takes into account a bank's capital level and supervisory rating. The Bank paid $.2 million in FDIC premiums in 2004.

      For a discussion of the regulatory capital requirements and related restrictions to which the Corporation and the Bank are subject, see "Capital Requirements" above.

CAPITAL REQUIREMENTS

      FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized;" and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is "well capitalized" if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

      Information about the Corporation's capital resources is provided in this report under Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operation--Capital Resources". Information about the capital ratios of the Corporation and of the Bank as of December 31, 2004 may be found in Note 2 of the Notes to Consolidated Financial Statements included elsewhere in this annual report.

USA PATRIOT ACT

      Congress adopted the USA PATRIOT Act (the "Patriot Act") on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government's efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and roles to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

FEDERAL SECURITIES LAW

      The shares of the Corporation's common stock are registered with the Securities and Exchange Commission (the "SEC") under Section 12(g) of the
Securities   Exchange  Act  of  1934,  as  amended  (the  "Exchange  Act").  The
Corporation is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act. The federal Sarbanes-Oxley Act of 2002 made several changes to the Exchange Act and also required the SEC and the Nasdaq Stock Market to adopt new rules. These changes and new rules impose additional requirements and restrictions on the Corporation, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that the Corporation files with the SEC, new director independence requirements, certain Board of Director committee requirements, and other corporate governance requirements.

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

EMPLOYEES

      At December 31, 2004, the Corporation and its subsidiaries employed approximately 444 individuals, of whom 331 were full-time employees.

ITEM 2. PROPERTIES

      The main office of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Corporation owns seventeen of its bank offices and leases seven bank offices and three non-bank subsidiary offices. Total rent expense on the leased offices was $.4 million in 2004.

ITEM 3. LEGAL PROCEEDINGS

      The Corporation and its affiliates are at times, in the ordinary course of business, subject to legal actions. However, to the knowledge of management, the Corporation is not currently subject to any such legal action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Shares of the Corporation's common stock are listed on the Nasdaq Stock Market under the symbol "FUNC". Between July 9, 2003 and June 25, 2004, the shares of the Corporation's common stock were included in the Russell 3000(R) Index, which is reconstituted each year to include the 3,000 largest U.S. companies ranked by market capitalization. As of February 28, 2005, the Corporation had 2,203 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation's common stock for each quarterly period of 2004 and 2003 are set forth below. These prices reflect inter-dealer prices and may not include retail mark-up, mark-down or commissions, and they may not represent actual transactions.

                                                                       DIVIDENDS
2004                                       HIGH             LOW         DECLARED
--------------------------------------------------------------------------------
1st Quarter                               $26.91          $22.30        $.180
2nd Quarter                                24.96           19.25         .180
3rd Quarter                                21.64           19.35         .180
4th Quarter                                21.34           19.65         .185

2003
--------------------------------------------------------------------------------
1st Quarter                               $22.10          $16.06        $.175
2nd Quarter                                25.50           19.60         .175
3rd Quarter                                24.62           20.17         .175
4th Quarter                                25.99           21.78         .180

      Cash dividends are typically declared on a quarterly basis and are at the discretion of the Corporation's Board of Directors. Dividends to shareholders are generally dependent on the ability of the Corporation's subsidiaries, especially the Bank, to declare dividends to the Corporation. The ability of these entities to declare dividends are limited by federal and state banking laws and/or state corporate laws. Further information about these limitations may be found in Note 12 to the Notes to the Consolidated Financial Statements and the Risk Factor entitled "Our Ability to Pay Dividends is Limited," each of which is incorporated here by reference. Accordingly, there is no guarantee that dividends will be declared in any fiscal quarter.

      Market makers for the Corporation's common stock are:

           FERRIS BAKER WATTS                   SCOTT AND STRINGFELLOW, INC.

           12 North Liberty St.                 909 East Main Street
           Cumberland, MD 21502                 Richmond, VA 23219
           (301)724-7161                        (804)643-1811
           (800)776-0629                        (800)552-7757

           113 S. Potomac St.
           Hagerstown, MD 21740
           (301)733-7111
           (800)344-4413

EQUITY COMPENSATION PLAN INFORMATION

      At December 31, 2004, the Corporation had no equity compensation plan or arrangement in effect under which shares of common stock may be issued to its directors or officers.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth certain selected financial data for the five years ended December 31, 2004 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report. This data should be read in conjunction with the financial statements and related notes thereto included elsewhere in this annual report and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    2004           2003            2002          2001           2000
------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA

   Total Assets                 $1,231,877     $1,108,241     $  954,388     $  818,824     $  848,300
   Net Loans                       904,635        786,051        659,758        603,801        611,975
   Investment Securities           210,661        223,615        215,236        130,692        152,858
   Deposits                        850,661        750,161        610,460        588,518        636,819
   Long-term Borrowings            175,415        191,735        198,772        120,104        122,000
   Shareholders' Equity             86,356         84,191         79,283         71,076         65,511

OPERATING DATA

   Interest Income              $   60,682     $   57,703     $   57,589     $   63,229     $   63,516
   Interest Expense                 24,016         23,601         25,702         33,378         35,039
                                ----------     ----------     ----------     ----------     ----------
   Net Interest Income              36,666         34,102         31,887         29,851         28,477

   Provision for Loan Losses         2,534            833          1,506          2,926          2,198
   Other Operating Income           12,971         11,867          9,007          9,314          7,789
   Other Operating Expense          35,969         29,821         26,038         23,381         21,995
                                ----------     ----------     ----------     ----------     ----------
   Income Before Tax                11,134         15,315         13,350         12,858         12,073
   Income Tax                        3,507          4,566          3,695          3,689          3,762
                                ----------     ----------     ----------     ----------     ----------
   Net Income                   $    7,627     $   10,749     $    9,655     $    9,169     $    8,311
                                ==========     ==========     ==========     ==========     ==========
PER SHARE DATA

   Net Income                   $     1.25     $     1.77     $     1.59     $     1.51     $     1.37
   Dividends Paid                       72            .70            .68            .66            .64
   Book Value                        14.17          13.83          13.04          11.69          10.77

SIGNIFICANT RATIOS

   Return on Average Assets            .65%          1.03%          1.13%          1.11%          1.03%
   Return on Average Equity           8.91%         13.10%         12.75%         13.26%         13.40%
   Dividend Payout Ratio             57.48%         39.65%         42.76%         43.71%         46.72%
   Average Equity to Average
     Assets                           7.28%          7.88%          8.84%          8.34%          7.68%
   Total Risk-based Capital
     Ratio                           12.24%         11.77%         14.31%         15.54%         14.55%
   Tier I Capital to Risk
     Weighted Assets                 10.81%         11.04%         13.76%         14.67%         13.52%
   Tier I Capital to Average
     Assets                           8.44%          8.72%         11.72%         11.22%         10.66%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 which appear elsewhere in this report.

EXECUTIVE SUMMARY

      The Corporation is a financial holding company which, through its bank and non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 24 banking offices located throughout its market area. The Corporation's primary sources of revenue are interest income earned from its loan and investment securities portfolios and fees earned from financial services provided to customers.

      The Corporation's 2004 net income was $7.6 million, a decrease of 29% from 2003 net income of $10.7 million. Earnings per share in 2004 declined to $1.25 per share, compared to $1.77 per share in 2003. The decrease in 2004 net income was partly due to the Corporation's strategic decisions to redeem certain long term borrowings which adversely impacted net income in the current year. Management expects this to positively impact net income in future periods. The early redemption of long-term borrowings included the following:

      Early Redemption of FHLB Advances--In December 2004, the Bank refinanced $21.5 million of Federal Home Loan Bank of Atlanta ("FHLB") borrowings resulting in an early redemption penalty of $1.8 million that was charged to 2004 operations (affecting 2004 earnings per share by approximately $0.20 per share, net of tax). These borrowings were refinanced with a short-term, fixed rate FHLB advance of $23.3 million. The refinanced advance had an average rate of 5.91%, and had scheduled maturities between February 2008 and September 2009. The new advance has a fixed rate of 2.6%, is not convertible and matures in March 2005. The advance will be repaid from an increase in money market funds during the first quarter of 2005. The refinancing provided the Bank with the ability to lower its interest expense and reduce its reliance on longer-term, fixed rate borrowings.

      Issuance/Redemption of Junior Subordinated Debentures--The Corporation issued approximately $35.9 million of Junior Subordinated Debentures ("Debentures") in 2004, and redeemed approximately $23.7 million of Debentures. The net result of these issuances and redemptions was to reduce the interest rate on long-term borrowings. $20.6 million of Debentures were issued in March 2004, with a five year fixed rate of 6.02%, converting to a floating rate thereafter and maturing in 2034. $10.3 million of Debentures were also issued in March 2004, with a floating interest rate (3.86% at issuance) also maturing in 2034. In December 2004, the Corporation issued an additional $5.0 million of Debentures with a five year fixed rate of 5.88%, converting to a floating rate thereafter and maturing in 2014. On September 30, 2004, the Corporation redeemed all of its 9.375%, 30-year Junior Subordinated Debentures that it had issued in 1999, for a redemption price of $23.7 million. In connection with this redemption, approximately $.9 million of unamortized issuance costs were expensed (affecting 2004 earnings per share by approximately $0.10 per share, net of tax).

      Operations in 2004 were also impacted by the following significant factors:

      Continued Geographic Expansion--The Bank continues to invest in its core market areas. A new branch office opened in Martinsburg, West Virginia during 2004. In addition, approximately $4.5 million was spent in 2004 for several land acquisitions in a new market area, Morgantown, West Virginia. Construction of the first branch office in this market area was substantially completed at the end of 2004, and the branch was opened February 28, 2005.

      Focus on Loan Growth/Impact on Net Interest Margin--The Corporation, through the Bank, continued to focus in 2004 on the growth of its loan portfolio in all of its market areas, resulting in a net increase in the loan portfolio of $119 million during 2004. A significant portion of the new loans recorded in 2004 were variable rate loans, as opposed to longer term fixed rate loans, thereby reducing the Bank's exposure to reduced earnings in a rising interest rate environment. The low level of interest rates throughout 2004 resulted in these new variable rate loans being recorded initially at low rates. However, as the Bank is asset sensitive at the end of 2004, rising interest rates will result in these loans re-pricing at higher rates in future periods. While the impact of the low interest rate environment and the Corporation's strategic focus on its asset sensitive position negatively impacted net interest income by $3.0 million, the growth in loans positively impacted the increase in net interest income by $5.4 million. This resulted in an overall increase in net interest income of $2.4 million on a fully taxable equivalent basis as shown in Table 2.

      The Bank funded only a portion of its 2004 loan growth from deposits generated in its local market areas and relied on the purchase of brokered certificates of deposits, which are generally at higher fixed rates, to fund the remainder of loan growth. While the dollar amount of net interest income on a fully taxable equivalent basis increased by $2.4 million (6.9%) in 2004, the reliance on higher rate deposits, coupled with the lower initial rates on new adjustable rate loans, resulted in a compression of the net interest margin from 3.58% in 2003 to 3.43% in 2004.

      Loan Quality and the Allowance for Loan Losses--The allowance for loan losses at December 31, 2004 of $6.8 million exceeds by four times the amount of net loan charge-offs during 2004. The allowance was .75% of year-end loans and
1.7 times total non-accrual loans at year-end 2004, compared to .75% and 2.1 times at December 31, 2003, respectively. The provision for loan losses increased to $2.5 million in 2004 from $.8 million in 2003. This increase was necessitated in response to the significant increase of loans in the loan portfolio as well as to provide for specific losses (approximately $.9 million) on two commercial loans. Management has analyzed the allowance for loan losses as of December 31, 2004 and concluded that the allowance is adequate.

      Other Operating Income/Other Operating Expense--Other operating income in 2004 increased by $1.1 million over 2003 (9.3%) driven primarily by increases in service charge income from deposit products, trust income and insurance premium income. Excluding the aforementioned $2.7 million of expenses related to the early redemption of long-term FHLB advances and junior subordinated debentures, operating expenses increased by $3.4 million when compared to 2003. Salaries and benefits expense also increased in 2004 by approximately $1.0 million, reflecting general salary increases, staffing additions in key areas, and a full year of compensation costs related to the Huntington branches acquired in mid-2003. The Corporation also incurred additional professional fees in 2004 related to compliance with the Sarbanes-Oxley Act, and additional costs for conversion of its network lines associated with branch expansion and modernization.

      Dividends--Despite the reduced level of earnings in 2004, the Corporation maintained and increased its dividend to shareholders. Dividends increased to $0.72 per share in 2004, a 2.8% increase from $0.70 per share in 2003. The Corporation has paid cash dividends consistently since 1985, the year in which the holding company was formed.

      The Corporation will continue to face risks and challenges in the future, including: changes in local economic conditions in its core geographic markets; potential yield compression on loan and deposit products by existing competitors and potential new entrants in its markets; changes in interest rates; and changes to existing federal and state legislation and regulations over banks and financial holding companies. For a more complete discussion of these risk factors, see Exhibit 99.1 "Risk Factors."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      This discussion and analysis of the Corporation's financial condition and results of operations is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

      The most critical accounting policy applied by the Corporation is that related to the valuation of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with the specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, change in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the allowance for loan losses relies on management's estimates and judgments relating to inherently uncertain events, actual results may differ from management's estimates.

      The allowance for loan losses is also discussed in the "Allowance and Provision for Loan Losses" section of this Management's Discussion and Analysis and in Note 4 of Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. The Corporation has $3.2 million of core deposit intangible assets which are subject to amortization and $11.9 million in goodwill primarily related to the Huntington branch acquisition, which is not subject to periodic amortization.

      Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. The Corporation's goodwill relates to value inherent in the banking business and the value is dependent upon the Corporation's ability to provide quality, cost effective services in a highly competitive local market. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of the Corporation's services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The determination of whether or not these assets are impaired involves significant judgments. The Corporation has concluded that the recorded value of goodwill was not impaired as a result of the evaluation. However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

RECENT DEVELOPMENTS

      Management expects to liquidate Oakfirst Life by transferring substantially all of its assets to the Corporation during the second quarter of 2005. Currently, credit life and credit accident and health insurance are offered to the Corporation's borrowers through, and are underwritten in part by, Oakfirst Life. Because of recent changes in federal tax law, the income generated by Oakfirst Life from this line of business is no longer exempt from federal income tax, which has been one of the significant benefits of offering these products through Oakfirst Life. Moreover, because the Corporation's lending operations have shifted away from direct automobile loans in recent periods, the Corporation is recognizing smaller underwriting profits from the sale of these insurance products. In light of the foregoing, management believes that it would be more beneficial to the Corporation if these insurance products were offered on a commission-only basis through the Corporation's licensed insurance agents rather than through Oakfirst Life. Management does not expect the liquidation or the shift in strategy to have a material adverse impact on the financial condition or results of operations of the Corporation.

CONSOLIDATED STATEMENT OF INCOME REVIEW

NET INTEREST INCOME

      Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The table below summarizes net interest income (on a taxable equivalent basis) for the years 2002-2004 (dollars in thousands).

                                      2004        2003        2002
                                      ----        ----        ----
           Interest income          $61,380     $58,558     $58,430
           Interest expense          24,016      23,601      25,702
                                    -------     -------     -------
           Net interest income      $37,364     $34,957     $32,728
                                    =======     =======     =======
           Net interest margin %       3.43%       3.58%       4.08%

      Net interest income increased $2.4 million (6.9%) in 2004 when compared to 2003, due primarily to the increase in interest income of $2.8 million, offset by a slight increase in interest expense of $.4 million. As reflected in the income statement, interest income from loans increased by $3.9 million, due to the $133.7 million increase in the average balance of loans in 2004, offset by a 60 basis point decrease in the average yield on loans. During 2004, the Bank implemented a loan pricing model, that is being used to set pricing for mortgage, commercial and consumer loan products throughout the Bank, and ensures loan pricing is consistent with targeted net interest margins.

      The increase in total interest expense in 2004 was due to the decline in interest expense on deposits of $.7 million (5.2%) offset by increased interest expense on borrowings of $1.1 million (10.1%). Interest expense on deposits declined primarily due to the 83 basis point decrease in the average yield on time deposits less than $100,000. The increase in interest expense or borrowings was primarily due to the $27.7 million increase in the average balance of short-term borrowings coupled with the 58 basis point increase in average yield on these borrowings.

      Net interest income increased $2.2 million (7%) in 2003 when compared to 2002 due primarily to a reduction in interest expense. Interest income was virtually unchanged as the increase in average interest-earning assets of $174 million (22%) in 2003 over 2002, was offset by a 129 basis point decline in yield on such earning assets. Although interest-bearing liabilities increased $166 million (23%) in 2003 over 2002, a 26% decrease in the effective rate of these interest-bearing liabilities of 94 basis points resulted in a net decrease in interest expense of $2.1 million.

      The composition of interest income on loans has increased with the increase in loans as a percentage of interest earning assets. During the past three years, the composition of interest income is shown below:

                                             % OF TOTAL INTEREST INCOME
                                                 2004   2003    2002
                                                 ----   ----    ----
             Interest and fees on loans           88%    86%    85%
             Interest on investment securities    12%    14%    15%

      Table 1 sets forth the average balances, net interest income and expense and average yields and rates for the Corporation's interest-earning assets and interest-bearing liabilities for 2004, 2003 and 2002. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of the Corporation's average interest-earning assets and average interest-bearing liabilities for 2004, 2003 and 2002. This table distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant).

          DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
         INTEREST RATES AND INTEREST DIFFERENTIAL--TAX EQUIVALENT BASIS
                             (DOLLARS IN THOUSANDS)

TABLE 1


                                                      FOR THE YEARS ENDED DECEMBER 31
                                              2004                                      2003
-------------------------------------------------------------------------------------------------------------
                             AVERAGE                        AVERAGE       AVERAGE                  AVERAGE
                             BALANCE        INTEREST      YIELD/RATE      BALANCE     INTEREST    YIELD/RATE
-------------------------------------------------------------------------------------------------------------
ASSETS

Loans                      $   861,255    $    53,313           6.19%   $   727,532  $    49,403         6.79

Investment securities:
  Taxable                      191,135          5,819           3.04        196,175        6,484         3.30
  Non taxable                   23,311          1,854           7.95         30,355        2,195         7.23
                           -----------    -----------                   -----------  -----------
     Total                     214,446          7,673           3.58        226,530        8,679         3.83
Federal funds sold               2,043             35           1.71          4,204           39          .93
Interest-bearing deposits
  with other banks               3,583             56           1.57          8,967          101         1.13
Other interest earning
   assets                        8,439            303           3.59          8,818          336         3.81
                           -----------    -----------                   -----------  -----------
TOTAL EARNING ASSETS         1,089,766         61,380           5.63        976,051       58,558         6.00
Allowance for loan losses       (6,150)                                      (6,151)
Non-earning assets              94,730                                       71,473
                           -----------                                  -----------
TOTAL ASSETS               $ 1,178,346                                  $ 1,041,373
                           ===========                                  ===========

Liabilities and
  Shareholders' Equity
Interest-bearing
  demand deposits          $   279,217    $     2,699            .97%   $   213,420  $     1,755          .82%
Savings deposits                63,471            237            .37         53,753          218          .40
Time deposits:
  Less than $100               209,708          4,950           2.36        219,817        7,002         3.19
  $100 or more                 149,113          4,222           2.83        139,571        3,800         2.72
Short-term borrowings           82,747          1,153           1.39         55,006          447          .81
Long-term borrowings           205,193         10,755           5.23        190,984       10,379         5.43
                           -----------    -----------                   -----------  -----------
TOTAL INTEREST-BEARING
  LIABILITIES                  989,449         24,016           2.43        872,551       23,601         2.70
                           -----------    -----------                   -----------  -----------
Noninterest-bearing
  deposits                      94,871                                       75,840
Other liabilities                8,266                                       10,954
Shareholders' equity            85,760                                       82,028
                           -----------                                  -----------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY       $ 1,178,346                                  $ 1,041,373
                           ===========                                  ===========

Net interest income
   and spread                                  37,364           3.20%                $    34,957         3.30%
                                          ===========                                ===========

Net interest margin                                             3.43%                                    3.58%



                                 FOR THE YEARS ENDED DECEMBER 31
                                             2002
------------------------------------------------------------------
                              AVERAGE                    AVERAGE
                              BALANCE      INTEREST     YIELD/RATE
------------------------------------------------------------------

ASSETS

Loans                       $   620,049  $    49,095         7.92%

Investment securities:
  Taxable                       138,102        6,699         4.85
  Non taxable                    29,428        2,124         7.22
                            -----------  -----------
     Total                      167,530        8,823         5.27
Federal funds sold                3,782           63         1.67
Interest-bearing deposits
  with other banks                3,155           77         2.43
Other interest earning
   assets                         7,081          371         5.24
                            -----------  -----------
TOTAL EARNING ASSETS            801,597       58,429         7.29
Allowance for loan losses        (5,984)
Non-earning assets               61,718
                            -----------
TOTAL ASSETS                $   857,331
                            ===========

Liabilities and
  Shareholders' Equity
Interest-bearing
  demand deposits           $   146,313  $     1,671         1.14%
Savings deposits                 43,655          269          .62
Time deposits:
  Less than $100                229,114       10,849         4.74
  $100 or more                  102,201        4,001         3.91
Short-term borrowings            35,826          289          .81
Long-term borrowings            149,434        8,623         5.77
                            -----------  -----------
TOTAL INTEREST-BEARING
  LIABILITIES                   706,543       25,702         3.64
                            -----------  -----------
Noninterest-bearing
  deposits                       65,284
Other liabilities                 9,759
Shareholders' equity             75,745
                            -----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY      $   857,331
                            ===========

Net interest income
   and spread                            $    32,727         3.65
                                         ===========

Net interest margin                                          4.08%

NOTES:

--The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2004 and 34% for 2003 and 2002. The fully taxable equivalent adjustments for the years ended December 31, 2004, 2003, and 2002 were $698, $855, and $841, respectively.

--The average balances of non-accrual loans for the years ended December 31, 2004, 2003 and 2002, which were reported in the average loan balances for these years, were $4,400, $2,240, and $1,906, respectively.

--Net interest margin is calculated as net interest income divided by average earning assets.

--The average yields on investments are based on amortized cost.

                         INTEREST VARIANCE ANALYSIS (1)
                     (IN THOUSANDS AND TAX EQUIVALENT BASIS)

TABLE 2

                                 2004 COMPARED TO 2003          2003 COMPARED TO 2002
                              VOLUME      RATE       NET      VOLUME      RATE       NET
------------------------------------------------------------------------------------------
INTEREST INCOME:
   Loans                     $ 8,278    $(4,368)   $ 3,910    $ 7,299   $(6,991)  $    308
   Taxable investments          (153)      (513)      (666)     1,919    (2,135)      (216)
   Non-taxable investments      (560)       220       (340)        67         4         71
   Federal funds sold            (37)        33         (4)         4       (28)       (24)
   Other interest earning
     assets                     (297)       219        (78)       373      (384)       (11)
                             -------    -------    -------    -------   -------    -------
    Total interest income      7,231     (4,409)     2,822      9,662    (9,534)       128
                             -------    -------    -------    -------   -------    -------

INTEREST EXPENSE:

   Interest-bearing

demand deposits                  636        308        944        552      (468)        84
   Savings deposits               36        (18)        18         40       (92)       (52)
   Time deposits less
     than $100                  (239)    (1,812)    (2,051)      (297)   (3,550)    (3,847)
   Time deposits $100 or
     more                        270        152        422      1,017    (1,218)      (201)
   Short-term borrowings         387        319        706        156        (2)       154
   Long-term borrowings          745       (369)       376      2,258      (501)     1,757
                             -------    -------    -------    -------   -------    -------
  Total interest expense       1,835     (1,420)       415      3,726    (5,831)    (2,105)
                             -------    -------    -------    -------   -------    -------
Net interest income          $ 5,396    $(2,989)   $ 2,407    $ 5,936   $(3,703)   $ 2,233
                             =======    =======    =======    =======   =======    =======

(1) The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased to $2.5 million in 2004, compared to $.8 million in 2003. The $1.7 million increase in the provision was due to the 15% increase in the loan portfolio of $119 million during 2004, the increase in net charge-offs as a percentage of average loans to .20% in 2004 from .17% in 2003, and to provide for specific losses of approximately $.9 million on two commercial loans. The provision for loan losses decreased by $.7 million in 2003 when compared to 2002 due to several factors, including the slight decrease in overall net charge-offs as a percentage of total average loans (.17% in 2003 versus .19% in 2002) and the Corporation's assessment that the balance of the allowance for loan losses was adequate as of December 31, 2003.

OTHER OPERATING INCOME

      The following table shows the major components of other operating income for the past three years (in thousands) and the percentage changes during these years:


                                                                                   2004 VS. 2003  2003 VS. 2002
                                                     2004       2003        2002     % CHANGE       % CHANGE
----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                $3,824     $3,175      $2,718        20.4%         16.8%
Other service charge income                           925        720         714        28.5%           .8%
Trust department income                             3,153      2,520       2,146        25.1%         17.4%
Brokerage commission                                  720        701         572         2.7%         22.6%
Insurance premium income                            1,448      1,367       1,215         5.9%         12.5%
Security gains (losses)                               703      1,009        (366)      (30.3%)           *
Bank owned life insurance (BOLI)                      626        938         960       (33.3%)        (2.3%)
Other income                                        1,572      1,437       1,048         9.3%         37.1%
                                                   ------     ------       -----
Total other operating income                      $12,971    $11,867      $9,007         9.3%         31.8%
                                                  =======    =======      ======

*     negligible

      As the table above illustrates, other operating income has continued to increase steadily during the past three years, with a $1.1 million increase in 2004 (9.3%) and a $2.9 million (31.8%) increase in 2003.

      Service charges on deposit accounts and other service charge income increased in 2004 versus 2003 and in 2003 versus 2002, correlating to the increases in average non-interest bearing deposits during those periods of $19.0 million (25%) and $10.6 million (16%), respectively. Service charges on deposit accounts also increased due to increased emphasis on an account overdraft product. Service charge related income constitutes 37%, 33%, and 38% of other operating income in 2004, 2003, and 2002, respectively.

      Trust Department income is directly affected by the performance of the equity and bond markets, and by the amount of assets under management. Trust income has increased steadily during the past three years as a result of development efforts in this area and increases in the average market value of assets under management in the Trust Department, which was $395, $332 and $300 million for years 2004, 2003 and 2002, respectively.

      Securities gains (losses) are the most variable component of other operating income. Securities gains for 2004 include gross gains of $.7 million. Gains for 2004 resulted primarily from the sale of investments held by the
Bank's Delaware subsidiary, First United Securities, Inc. ("FUS") in order to utilize certain net operating loss carryforwards in that subsidiary prior to its liquidation in May 2004. Securities gains for 2003 include gross gains of $1.7 million, offset by securities losses of $.7 million. Gains for 2003 resulted from the decision to sell certain mortgage-backed securities that were exhibiting accelerated paybacks due to the historically low interest rate environment, as well as the sale of corporate and other debt securities to utilize certain capital loss carryforwards. The gross securities losses in 2003 resulted primarily from the write-down and ultimate sale of Freddie Mac Preferred equity securities exhibiting other-than-temporary impairment. These preferred securities initially exhibited other-than-temporary impairment in 2002, which resulted in a $.4 million write down that year.

OTHER OPERATING EXPENSE

      2004 other operating expense increased $6.1 million (21%) over 2003. 2003 other operating expense increased $3.8 million (15%) over 2002. The following table shows the major components of other operating expense for the past three years (in thousands):

                                                                                    2004 V. 2003  2003 V. 2002
                                                      2004         2003       2002    % CHANGE      % CHANGE
---------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                     $16,907      $15,995    $13,922       5.7%       14.9%
Other expenses                                      10,360        8,853      7,573      17.0%       16.9%
Equipment                                            2,952        2,426      2,090      21.7%       16.1%
Expenses related to early redemption of
  long-term borrowings                               2,728           --         --         --           --
Occupancy                                            1,642        1,330      1,293      23.4%        2.9%
Data processing                                      1,380        1,217      1,160      13.4%        4.9%
                                                   -------      -------    -------
Total other operating expense                      $35,969      $29,821    $26,038      20.6%       14.5%
                                                   =======      =======    =======

      Salaries and employee benefits represent approximately 47% of total other operating expenses in 2004, compared to 54% and 53% in 2003 and 2002, respectively. Salaries and wages increased by $0.9 million in 2004 over 2003, and $2.1 million in 2003 over 2002. These increases are directly related to increased staffing to support the Corporation's growth objectives and increasing health insurance costs. 2004 salaries and benefits expense also includes a full year of compensation costs related to the branches acquired in 2003 from the Huntington National Bank. The addition of these branches added $0.5 million to salaries and benefits expense in 2003 when compared to 2002.

      Other expenses increased by $1.5 million in 2004 compared to 2003, due to a full year of amortization expense related to the core deposit intangible ($.6 million in 2004 compared to $.2 million in 2003), additional professional fees incurred in 2004 to comply with the requirements of the Sarbanes-Oxley Act, and due to costs related to conversion of our network lines related to branch expansion and modernization. Other expenses in 2003 increased $1.3 million, or 17% in 2003 when compared to 2002. This increase was attributable to increases in professional fees, outside service providers, insurance costs, and first year amortization of the core deposit amortization related to the Huntington branch acquisition.

      Expenses related to early redemption of long-term borrowings consisted of a $1.8 million early payment penalty related to refinance of the FHLB advance and the $.9 million write-off of unamortized issuance costs related to the early redemption of subordinated debentures.

      Occupancy and equipment expenses have increased $.8 million in 2004, compared to an increase of $.4 million in 2003. This increase is due to a full year of operating expenses in 2004 related to the Huntington branch acquisition in mid-2003. The opening of our new branch office in Martinsburg, West Virginia and maintenance contracts related to the Bank's new bank-wide security system also contributed to the increase.

APPLICABLE INCOME TAXES

      Income tax expense amounted to $3.5 million in 2004, compared to $4.6 million in 2003 and $3.7 million in 2002. The resulting effective tax rates were 31.5%, 30% and 28% for 2004, 2003 and 2002, respectively. The increase in the 2004 effective tax rate compared to 2003 is due primarily to the Bank's liquidation of First United Capital Investments in February 2004, and its other Delaware subsidiary, First United Securites, Inc. in May 2004. The principal items which lowered the Corporation's effective tax rates from the federal statutory rate in 2004, 2003 and 2002 are tax-exempt income from securities and loans, and tax-exempt BOLI income.

CONSOLIDATED BALANCE SHEET REVIEW OVERVIEW

      The Corporation's total assets reached $1.23 billion at December 31, 2004, representing an increase of $123.6 million (11.1%) from year-end 2003.

      The 2004 year-end asset mix shows the steady increase in loans as a percentage of total assets over the past three years, as illustrated below:

                                         YEAR END PERCENTAGE OF TOTAL ASSETS
                                       2004            2003              2002
                                       ----            ----              ----
Net loans                               73%             71%               69%
Investments                             17%             20%               22%

      Similarly, the year-end liability mix shows a steady increase in total deposits as a percentage of total liabilities during the three year period, as illustrated below:

                                    YEAR END PERCENTAGE OF TOTAL LIABILITIES
                                       2004            2003              2002
                                       ----            ----              ----
Total deposits                          74%             73%               70%
Total borrowings                        25%             26%               29%

LOAN PORTFOLIO

      The Corporation, through the Bank and the OakFirst Loan Centers, is actively engaged in originating loans customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Monongalia Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. The Corporation has policies and procedures designed to mitigate credit risk and to maintain the quality of its loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the and type of the loan, and the experience of the lending officer.

      Commercial loans are collateralized primarily by real estate, and to a lesser extent, by equipment and vehicles Unsecured commercial loans represent an insignificant portion of total commercial loans. Residential mortgage loans are collateralized by the related property. Any residential mortgage loan exceeding an internal loan-to-value ratio requires private mortgage insurance. Installment loans are typically collateralized, with loan-to-value ratios which established based on the financial condition of the borrower. The Corporation will also make unsecured consumer loans to qualified borrowers meeting the underwriting standards of the Corporation.

      Table 3 sets forth the composition of the Corporation's loan portfolio. It has been the historical policy of Corporation to make the majority of its loan commitments in its market areas. The Corporation had no foreign loans its portfolio as of December 31, for all periods presented.

                            SUMMARY OF LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

TABLE 3

                                          LOANS OUTSTANDING AS OF DECEMBER 31
                                2004         2003         2002         2001         2000
------------------------------------------------------------------------------------------
Commercial                    $373,893     $307,523     $242,470     $189,343     $ 92,914
Residential--Mortgage          319,033      264,730      233,887      238,016      307,577
Installment                    199,862      201,419      173,578      164,297      191,937
Residential--Construction       18,196       16,093       11,072        8,578       12,667
Lease Financing                    466        2,260        4,819        9,319       11,974
                              --------     --------     --------     --------     --------
  Total Loans                 $911,450     $792,025     $665,826     $609,553     $617,069
                              ========     ========     ========     ========     ========

      During 2004, gross loans increased by $119 million, or 15%, over 2003. This growth was focused in the Corporation's commercial ($66 million) and residential mortgage ($54 million) loan portfolios, and is consistent with management's objectives for the year. During 2004, efforts were made to increase the percentage of loans in the portfolio with adjustable interest rates. At year-end 2004, adjustable interest rate loans maturing within one to five years were 38% of total loans, compared to 35% at year-end 2003.

      Commercial loans increased 21% in 2004, following a 27% increase in 2003. New commercial loans in 2004 are attributable to focused efforts by the Corporation's lenders to identify new customer opportunities, as well as to expand existing customer relationships in all of its market areas, while maintaining existing standards of credit worthiness. Additionally, most new commercial loans were priced on a variable rate basis, resetting monthly, and were very popular with business borrowers. Commercial loans secured by real estate were 81% at the end of 2004, compared to 85% in 2003.

      Residential mortgage loans increased by $54 million or 20% in 2004 when compared to 2003. This follows a 13% increase in 2003 over 2002. This increase is attributable to management's continued emphasis on increasing its mortgage loan portfolio in its key market areas, and through the use of adjustable-rate mortgage products that have been well received by borrowers in these market areas.

      Consumer installment loans in 2004 decreased by $1.5 million, or 1%, when compared to 2003. This decrease reflects management's shift toward more commercial and mortgage loans, and less emphasis on the highly competitive consumer loan market. Specifically, less focus was placed on generating new indirect auto loans during 2004. Indirect auto loans comprise the largest percentage of installment loans, 78% at the end of 2004 and 76% at the end of 2003.

      During 2003, gross loans increased $126 million (19%) over 2002 to $792 million. Approximately two-thirds of this loan growth was derived through the Corporation's existing customer base, and the remaining one-third was attributable to the Huntington branch acquisition. The key contributors to this strong loan growth in 2003 were commercial ($65 million), residential-mortgage ($31 million) and installment ($28 million).

      The commercial portfolio grew 27% in 2003, following a 28% increase in 2002. Approximately one-half of this growth in 2003 resulted from the Huntington branch acquisition. The other one-half is primarily attributable to additional business with existing customer relationships and a more aggressive pricing strategy, while maintaining strong credit worthiness standards.

      Residential-mortgage loans grew 13% in 2003 after decreasing by 2% in 2002. Approximately one-third of the growth in 2003 resulted from the Huntington branch acquisition. The remaining two-thirds is attributable to a combination of an aggressive marketing campaign to solicit and retain existing mortgage customers, as well as offering a competitive adjustable rate mortgage as an alternative to the fixed rates offered in the secondary market.

      Consumer installment loans grew 16% in 2003 following a 6% increase in 2002. This increase relates primarily to an increase in the indirect automobile loan portfolio, resulting from an expansion of the Corporation's dealer network within its market area and a more aggressive pricing strategy.

      The  following   table  sets  forth  remaining   maturities,   based  upon
contractual dates, for selected loan categories as of December 31, 2004 (in thousands):

                MATURITIES OF LOAN PORTFOLIO AT DECEMBER 31, 2004

TABLE 4                                        MATURING
                                 MATURING      AFTER ONE    MATURING
                                  WITHIN      BUT WITHIN   AFTER FIVE
                                 ONE YEAR      FIVE YEARS    YEARS        TOTAL
--------------------------------------------------------------------------------
Commercial                       $173,080     $144,213     $ 56,600     $373,893
Residential--Mortgage              11,413       48,675      258,945      319,033
Installment                        51,204      133,149       15,509      199,862
Residential--Construction              --       18,196           --       18,196
Lease Financing                       466           --           --          466
                                 --------     --------     --------     --------
   Total Loans                   $236,163     $344,233     $331,054     $911,450
                                 ========     ========     ========     ========

CLASSIFIED BY SENSITIVITY TO
  CHANGE IN INTEREST RATES

Fixed-Interest Rate Loans        $ 66,652     $171,842     $262,998     $501,492
Adjustable-Interest Rate
  Loans                           169,511      172,391       68,056      409,958
                                 --------     --------     --------     --------
   Total Loans                   $236,163     $344,233     $331,054     $911,450
                                 ========     ========     ========     ========

      It is the policy of the Corporation to place a loan in non-accrual status, except for consumer loans, whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Table 5 sets forth the historical amounts of non-accrual loans (in thousands) for the past five years:

                         RISK ELEMENTS OF LOAN PORTFOLIO

TABLE 5

                                                   FOR THE YEARS ENDED DECEMBER 31
                                            2004      2003       2002      2001       2000
-------------------------------------------------------------------------------------------
Non-Accrual Loans                          $3,439    $2,774     $1,847    $3,196     $1,066
Accruing Loans Past Due 90 Days or More     1,105     1,236      1,458     1,230      1,448

      Interest income not recognized as a result of placing loans on a non-accrual status was $.4 million during 2004 and $.1 million during 2003 and 2002.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is based on management's continuing evaluation of the quality of the loan and lease portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans and leases.

      The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. Specific allocations of the allowance for loan losses are made for those loans on the "Watchlist" in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

      The allowance for loan losses is based on estimates, and actual ultimate losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

      The balance of the allowance for loan losses increased to $6.8 million at year end 2004, from $6.0 million at year end 2003. Several factors contributed to the $.8 million increase in the balance of the allowance, including: an increase in the total loan portfolio of $119 million during the year; a slight increase in net charge-offs as a percentage of average loans to .20% in 2004 from .17% in 2003, caused primarily by a higher level of commercial loan charge-offs, offset by reduced installment loan charge-offs; and a specific allocation of $.6 million related to three commercial loans that are on non-accrual status, based on a thorough analysis of the related collateral securing these loans. The balance of the allowance at the end of 2004 is equal to .75% of total loans, and is equal to four times net loan charge-offs for the year. Based on an evaluation of the loan portfolio using the factors and methodology outlined above, management has concluded that the allowance for loan losses is adequate at December 31, 2004.

      Although the balance of total loans increased $126 million in 2003, including $49 million associated with the Huntington branch acquisition (with an adjustment to the allowance for these loans of $.3 million), the Corporation's overall net charge off experience relative to total average loans outstanding has declined to .17% in 2003 from .19% in 2002. Net charge offs relating to the installment loan portfolio represent approximately 92% and 95% of total net charge offs for 2003 and 2002, respectively. Generally, installment loans are charged off after they are 120 days contractually past due. The allowance allocated to the installment loan portfolio at December 31, 2003 remains more than twice the current year's net charge offs. Additionally, based upon its periodic reevaluation of the collateral for a large commercial loan that was in non-accrual status, the Corporation determined that it was in a secure position relative to the loan balance, resulting in a $.3 million specific allocation for that loan facility being removed from the allowance.

      As a result of management's evaluation of the loan portfolio using the factors and methodology described above, the allowance for loan losses was considered adequate at $6.0 million at December 31, 2003.

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

              ANALYSIS OF ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

TABLE 6

                                                   FOR THE YEARS ENDED DECEMBER 31
                                      2004          2003           2002        2001         2000
----------------------------------------------------------------------------------------------------
BALANCE AT BEGINNING OF PERIOD     $  5,974      $  6,068      $  5,752      $  5,094      $  4,409

LOANS CHARGED OFF:

   Commercial                           808            17           197           347            49
   Residential--Mortgage                153           147            97            64            95
   Installment                        1,244         1,556         1,535         2,223         1,688
                                   --------      --------      --------      --------      --------
      Total Charged Off               2,205         1,720         1,829         2,634         1,832

RECOVERIES OF LOANS:

   Commercial                            22            50           229            21            10
   Residential--Mortgage                 67            17             9             7            21
   Installment                          422           425           401           338           288
                                   --------      --------      --------      --------      --------
      Total Recoveries                  511           492           639           366           319
                                   --------      --------      --------      --------      --------
Net Loans Charged Off                 1,694         1,228         1,190         2,268         1,513
Provision for Loan Losses             2,534           833         1,506         2,926         2,198
Huntington Branch Acquisition
  Loan Loss Reserve                      --           301            --            --            --
                                   --------      --------      --------      --------      --------
BALANCE AT THE END OF PERIOD       $  6,814      $  5,974      $  6,068      $  5,752      $  5,094
                                   ========      ========      ========      ========      ========
Loans at End of Period             $911,450      $792,025      $665,826      $609,553      $617,069
                                   ========      ========      ========      ========      ========
  Daily Average Balance of
    Loans                          $861,255      $727,532      $620,049      $619,088      $604,995
                                   ========      ========      ========      ========      ========
  Allowance for Loan Losses
     to Loans Outstanding               .75%          .75%          .91%          .94%          .83%
                                   ========      ========      ========      ========      ========
  Net Charge Offs to Average
     Loans Outstanding                  .20%          .17%          .19%          .37%          .25%
                                   ========      ========      ========      ========      ========

      Table 7 presents management's allocation of the allowance for loan losses by major loan category in comparison to that loan category's percentage of total loans. Changes in the allocation over time reflect changes in the composition of the loan portfolio risk profile and refinements to the methodology of determining the allowance. Specific allocations in any particular category may be reallocated in the future as needed to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                                 (IN THOUSANDS)

TABLE 7


                                                        DECEMBER 31
                                       % OF TOTAL             % OF TOTAL              % OF TOTAL
                              2004        LOANS      2003        LOANS      2002         LOANS
------------------------------------------------------------------------------------------------
Commercial                   $3,050         41%     $2,166         39%     $2,149         36%
Residential-Mortgage and
  Construction                1,454         37%      1,247         35%      1,032         37%
Installment                   2,246         22%      2,462         26%      2,675         26%
Lease Financing                  15         --          52         --         105          1%
Commitments                      49         --          47         --          33         --
Unallocated                      --         --          --         --          74         --
                             ------        ----     ------        ----     ------        ----
Total                        $6,814        100%     $5,974        100%     $6,068        100%
                             ======        ====     ======        ====     ======        ====

INVESTMENT SECURITIES

      The Corporation's entire security portfolio is categorized as available-for-sale. Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of the Corporation's overall asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders' equity, net of applicable income taxes. The Corporation does not currently follow a strategy of making security purchases with a view of near-term resales and therefore, does not own any securities classified as trading securities. For additional information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements.

      The following sets forth the composition of the Corporation's securities portfolio by major category as of the indicated dates (in thousands):

                                                         AS %                       AS %                          AS %
                                          2004        OF TOTAL        2003       OF TOTAL        2002            OF TOTAL
-------------------------------------------------------------------------------------------------------------------------
Securities Available-for-Sale:
U.S. government and agencies            $102,294           48%     $ 75,701            34%     $ 12,364             6%
Mortgage-backed securities                74,386           35%       89,082            40%      123,351            57%
Obligations of states and political
  subdivisions                            22,461           11%       29,342            13%       31,354            14%
Corporate and other debt                  11,520            6%       18,268             8%       23,153            11%
Other securities                              --                     11,222             5%       25,014            12%
                                        --------          ---      --------           ---      --------           ---
   Total                                $210,661          100%     $223,615           100%     $215,236           100%
                                        ========          ===      ========           ===      ========           ===

      Total investment securities decreased by $13 million (6%) in 2004 compared to the year-end balance in 2003. This decrease was due to the proceeds of maturing investment securities being utilized to fund the growth of the Corporation's loan portfolio. The composition of the investment portfolio changed during 2004, with almost half of the portfolio as of year end being held in U.S. government and agency securities. This increase in U.S. government and agency securities is directly related to the increase in the Corporation's "Cash Management" product, an overnight repurchase agreement program for business customers. The U.S. government and agency securities are held as collateral for this product.

      Total investment securities increased by $8 million in 2003 (4%) following an $85 million (65%) increase in 2002. The most significant shift in asset mix in 2003 was a $63 million increase in U.S. government and agencies securities and a $34 million decrease in mortgage-backed securities. The Corporation sold a portion of its mortgage-backed securities that were exhibiting accelerated payback due to the historically low mortgage interest rates and reinvested the proceeds into fixed-term agency securities. Additionally, a portion of the $66 million received in connection with the Huntington branch acquisition was also invested into agency securities.

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

      Table 8 sets forth the contractual or estimated maturities of the components of the Corporation's securities portfolio as of December 31, 2004 and the weighted average yields on a tax-equivalent basis.

INVESTMENT SECURITY MATURITIES, YIELDS, AND MARKET VALUES AT DECEMBER 31, 2004

                             (DOLLARS IN THOUSANDS)

TABLE 8

                                                      OVER           OVER
                                                     1 YEAR         5 YEARS        OVER         TOTAL
                                        WITHIN       THRU 5         THRU 10         10          MARKET
                                        1 YEAR        YEARS          YEARS        YEARS         VALUE
                                        ------       ------         -------       -----         ------
Securities Available-for-Sale:

  U.S. government and agencies        $ 20,954      $ 81,340      $     --      $     --      $102,294
  Mortgage-backed securities             6,094        67,234         1,058            --        74,386
  Obligations of states and
    political subdivisions               1,369         1,670         4,184        15,238        22,461
  Corporate and other debt               2,422            --            --         9,098        11,520
                                      --------      --------      --------      --------      --------
     Total                            $ 30,839      $150,244      $  5,242      $ 24,336      $210,661
                                      ========      ========      ========      ========      ========
  Percentage of total                    14.64%        71.32%         2.49%        11.55%       100.00%
  Weighted average yield*                 4.02%         3.98%         6.47%         6.78%         4.37%

* Refer to notes to Table 1

DEPOSITS

     Table 9 sets forth the average deposit balances by major category for 2004, 2003 and 2002:

                            AVERAGE DEPOSIT BALANCES

                             (DOLLARS IN THOUSANDS)

TABLE 9

                                             2004               2003                2002
-----------------------------------------------------------------------------------------------
                                     AVERAGE       AVG.   AVERAGE     AVG.   AVERAGE       AVG.
                                     BALANCE      YIELD   BALANCE    YIELD   BALANCE      YIELD
-----------------------------------------------------------------------------------------------
Noninterest-bearing
  demand deposits                $ 94,871          --     $ 75,840      --   $ 65,284        --
Interest-bearing demand
  deposits                        279,217         .97%     213,420     .82%   146,313      1.14%
Savings deposits                   63,471         .37%      53,753     .40%    43,655       .62%
Time deposits less than $100      209,708        2.36%     219,817    3.19%   229,114      4.74%
Time deposits $100 or more        149,113        2.83%     139,571    2.72%   102,201      3.91%
                                 --------                 --------           --------
Total                            $796,380                 $702,401           $586,567
                                 ========                 ========           ========

      Total deposits increased $100 million in 2004, or 13% when compared to 2003. This compares to a $140 million (23%) increase during 2003. On an average balance basis, total deposits increased $94 million (13%) in 2004 versus 2003, following a $116 million (20%) increase in 2003.

      The increase in deposits in 2004 resulted from the Corporation's purchase of brokered certificates of deposit in excess of $100,000 to help fund its significant loan growth, as traditional deposit growth could not satisfy the demand. At December 31, 2004 and 2003, brokered certificates of deposit in excess of $100,000 amounted to $146.0 million and $50.0 million, respectively. On an average balance basis, all deposit categories increased when compared to 2003, except for time deposits of less than $100,000.

      Approximately 90% of the year-end 2003 balance increase and one-half of the 2003 average balance increase is attributed to deposits the Corporation received as part of the Huntington branch acquisition. The remaining increase is primarily attributed to the full year impact of a new interest-bearing demand deposit product which was introduced in the spring of 2002 that offers customers liquidity as well as a competitive rate.

      The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

                  MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
                             (DOLLARS IN THOUSANDS)

TABLE 10

                                                               DECEMBER 31, 2004
--------------------------------------------------------------------------------
Maturities
   3 Months or Less                                               $ 23,559
   3-6 Months                                                       18,992
   6-12 Months                                                      39,718
   Over 1 Year                                                     105,790
                                                                  --------
Total                                                             $188,059
                                                                  ========

BORROWED FUNDS

      The following shows the composition of the Corporation's borrowings at December 31 (in thousands):

                                                     2004         2003         2002
                                                   ----------------------------------
Federal funds purchased                            $     --     $  5,800     $ 16,200
Securities sold under agreements to repurchase       86,914       66,040       28,267
Short-term FHLB advances                             23,318           --           --
                                                   --------     --------     --------
Total short-term borrowings                         110,232       71,840       44,467
                                                   --------     --------     --------
Long-term FHLB advances                             139,486      168,024      175,061
Junior subordinated debentures                       35,929       23,711       23,711
                                                   --------     --------     --------
Total long-term borrowings                          175,415      191,735      198,772
                                                   --------     --------     --------
  Total borrowings                                 $285,647     $263,575     $243,239
                                                   ========     ========     ========
Average balance (from Table 1)                     $287,940     $245,990     $185,260
                                                   ========     ========     ========

      Total borrowings increased $22 million (8%) in 2004 compared to 2003, following a $20 million (8%) increase over 2002. The average balance of total borrowings increased by $42 million (17%) in 2004 versus 2003, following a $61 million (33%) increase in 2003 when compared to 2002. The preceeding table illustrates management's use of more short-term borrowings during the past two years, and less reliance on long-term borrowings, taking advantage of the historically low interest rate environment during this time period. Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See further discussion on this topic in the "Interest Rate Senstivity" section of Management's Discussion and Analysis.

      At December 31, 2004, the Corporation had additional borrowing capacity with the FHLB totaling $31.0 million and an additional $15 million of unused lines of credit with various financial institutions. See Note 8 of the Notes to Consolidated Financial Statements for further details about the Corporation's borrowings and additional borrowing capacity, which is incorporated herein by reference.

CAPITAL RESOURCES

      The Bank and the Corporation are subject to risk-based capital regulations, which were adopted and monitored by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier I capital, consisting of common shareholders' equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier II capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations.

      Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier I ratio of 4% (6% for well capitalized banks). The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation's capital policy establishes guidelines meeting these regulatory requirements, and takes into consideration current or anticipated risks as well as potential future growth opportunities.

      At December 31, 2004, the Corporation's total risk-based capital ratio was 12.24%, which was well above the regulatory minimum of 8%. The Corporation's total risk-based capital ratio for year-end 2003 was 11.77%. The decrease in 2003 was a direct result of the increase in assets and goodwill attributable to the Huntington branch acquisition. As of December 31, 2004, the most recent notification from the regulators categorizes the Corporation as well capitalized under the regulatory framework for prompt corrective action. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding regulatory capital ratios.

      Total shareholders' equity increased $2.2 million to $86.4 million at December 31, 2004, from $84.2 million at year-end 2003. The return on average equity (ROE) for 2004 declined to 8.91% from 13.10% for 2003. Return on average equity (ROE) for 2002 was 12.75% . The decrease in ROE in 2004 is due to the decrease in net income in 2004 of $3.1 million when compared to 2003.

      Cash dividends of $.72 per share were paid during 2004, compared with $.70 and $.68 paid in 2003 and 2002, respectively. This represents a dividend payout rate (cash dividends per share divided by net income per share) of 57.6%, 39.5%, and 42.8% for 2004, 2003, and 2002, respectively.

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

      The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers. The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged. At December 31, 2004, such liquid assets totaled $64 million. While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation's ability to renew maturing deposits. The Corporation's ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

      When appropriate, the Corporation takes advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable the Corporation to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2004, the Corporation had available borrowing capacity of approximately $46 million through the FHLB and other financial institutions.

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

      For information about the Corporation's borrowings, see Note 8 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

      At the holding company level, the Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debt. The main sources of funding for the holding company include dividends from the Bank and access to the capital markets. As discussed in Note 12 of the Notes to Consolidated Financial Statements, the Bank is subject to significant regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. During 2004, the Bank declared and paid dividends of $8.6 million. As of December 31, 2004, the amount of additional dividends that the Bank could have paid to the holding company without regulatory approval was $11.2 million.

INTEREST RATE SENSITIVITY

      The Corporation's primary market risk is interest rate fluctuation. Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between interest-bearing assets and liabilities. Management seeks to minimize fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. The Corporation uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the interest sensitivity gap for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit the Corporation during a period of declining interest rates.

      In order to manage interest sensitivity risk, management of the Corporation formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management's outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management's capital plans. This modeling reflects interest rate changes and the related impact on net interest income over specified periods. Management has not historically used derivative financial instruments to manage its interest rate sensitivity. At December 31, 2004, the static gap analysis prepared by management indicated that the Corporation becomes liability sensitive over the next year. In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is liability sensitive there is a negative impact to net interest income when interest rates increase. Based on the simulation analysis performed at December 31, 2004 and 2003, the Corporation estimated the following changes in net interest income, assuming the indicated rate changes:

                                                       (DOLLARS IN THOUSANDS)
                                                       2004              2003
--------------------------------------------------------------------------------
+200 basis point increase                            $  (592)           $ 1,000
+100 basis point increase                            $  (146)           $   600
-100 basis point decrease                            $(1,657)           $(1,800)

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

      The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments. Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management's credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future funding requirements. Further discussion of the nature of certain obligations and commitments is included in the referenced Note in the Notes to Consolidated Financial Statements.

                                                                         PAYMENTS DUE BY PERIOD
-----------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS            NOTE                          LESS THAN       1-3       3-5     MORE THAN
(IN MILLIONS)                    REFERENCE            TOTAL        1 YEAR       YEARS     YEARS     5 YEARS
-----------------------------------------------------------------------------------------------------------
Long term debt                       8
  FHLB Advances                                      $139.5     $ 22.0        $  37.8    $11.5      $ 68.2
  Junior subordinated debt                             35.9         --             --       --        35.9
Operating leases                     5                   .8         .3             .4       .1          --
Data processing and
  telecommunications                                    6.5        1.6            4.0       .9          --
Time Deposits                        7                380.4      168.7          181.0     29.4         1.2

                                                                    COMMITMENT EXPIRATION BY PERIOD
-----------------------------------------------------------------------------------------------------------
COMMITMENTS                        NOTE                          LESS THAN       1-3       3-5     MORE THAN
(IN MILLIONS)                    REFERENCE            TOTAL        1 YEAR       YEARS     YEARS     5 YEARS
-----------------------------------------------------------------------------------------------------------
Loan commitments                     4               $141.4     $ 25.8        $  11.4    $ 0.2      $104.0
Letters of credit                    4                  5.3        5.3             --       --          --

      At December 31, 2004, the Corporation's off-balance sheet arrangements were limited to loan commitments and letters of credit discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information called for by this item is incorporated herein by reference to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Sensitivity."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
First United Corporation

      We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of First United Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First United Corporation's internal control over financial reporting as of December, 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005, expressed an unqualified opinion thereon.

[ERNEST & YOUNG LLP LOGO]

Pittsburgh, Pennsylvania
March 7, 2005

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            DECEMBER 31
                                                                       2004            2003
---------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                          $    24,159      $    20,272
Interest-bearing deposits in banks                                     1,855            1,474
Investment securities available-for-sale (at market
  value)                                                             210,661          223,615
Federal Home Loan Bank stock, at cost                                  9,525            8,660
Loans                                                                911,450          792,025
Allowance for loan losses                                             (6,814)          (5,974)
                                                                 -----------      -----------
  Net loans                                                          904,636          786,051
Premises and equipment, net                                           23,523           16,598
Goodwill and other intangible assets, net                             15,149           15,707
Bank owned life insurance                                             23,420           20,495
Accrued interest receivable and other assets                          18,949           15,369
                                                                 -----------      -----------
Total Assets                                                     $ 1,231,877      $ 1,108,241
                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Noninterest-bearing deposits                                   $   114,734      $    99,181
  Interest-bearing deposits                                          735,927          650,980
                                                                 -----------      -----------
      Total deposits                                                 850,661          750,161
  Short-term borrowings                                              110,232           71,840
  Long-term borrowings                                               175,415          191,735
  Accrued interest and other liabilities                               8,086            9,220
  Dividends payable                                                    1,127            1,094
                                                                 -----------      -----------
Total Liabilities                                                  1,145,521        1,024,050
                                                                 -----------      -----------
Shareholders' Equity:
   Preferred stock--no par value;
      authorized and unissued 2,000 shares
   Capital stock--par value $.01 per share;
      authorized 25,000 shares, issued and outstanding
      6,093 in 2004 and 6,087 in 2003                                     61               61
   Surplus                                                            20,453           20,324
   Retained earnings                                                  65,405           62,201
   Accumulated other comprehensive income                                437            1,605
                                                                 -----------      -----------
Total Shareholders' Equity                                            86,356           84,191
                                                                 -----------      -----------
Total Liabilities and Shareholders' Equity                       $ 1,231,877      $ 1,108,241
                                                                 ===========      ===========

See notes to consolidated financial statements.

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31
                                                            2004             2003            2002
----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans                              $    53,264     $    49,316     $    48,982
Interest on investment securities:
   Taxable                                                    6,177           6,921           7,147
   Exempt from federal income taxes                           1,206           1,427           1,397
                                                        -----------     -----------     -----------
                                                              7,383           8,348           8,544
Interest on federal funds sold                                   35              39              63
                                                        -----------     -----------     -----------
Total interest income                                        60,682          57,703          57,589

INTEREST EXPENSE
Interest on deposits                                         12,108          12,775          16,790
Interest on short-term borrowings                             1,153             447             289
Interest on long-term borrowings                             10,755          10,379           8,623
                                                        -----------     -----------     -----------
Total interest expense                                       24,016          23,601          25,702
                                                        -----------     -----------     -----------
Net interest income                                          36,666          34,102          31,887
Provision for loan losses                                     2,534             833           1,506
                                                        -----------     -----------     -----------
Net interest income after provision for loan losses          34,132          33,269          30,381

OTHER OPERATING INCOME
Service charge income                                         4,749           3,895           3,432
Trust department income                                       3,153           2,520           2,146
Insurance premium income                                      1,448           1,367           1,215
Security gains (losses)                                         703           1,009            (366)
Bank owned life insurance                                       626             938             960
Other income                                                  2,292           2,138           1,620
                                                        -----------     -----------     -----------
Total other operating income                                 12,971          11,867           9,007

OTHER OPERATING EXPENSE
Salaries and employee benefits                               16,907          15,995          13,922
Equipment                                                     2,952           2,426           2,090
Expenses related to early redemption of long-term
borrowings                                                    2,728              --              --
Occupancy                                                     1,642           1,330           1,293
Data processing                                               1,380           1,217           1,160
Other expenses                                               10,360           8,853           7,573
                                                        -----------     -----------     -----------
Total other operating expense                                35,969          29,821          26,038
                                                        -----------     -----------     -----------
Income before income taxes                                   11,134          15,315          13,350
Applicable income taxes                                       3,507           4,566           3,695
                                                        -----------     -----------     -----------
Net income                                              $     7,627     $    10,749     $     9,655
                                                        ===========     ===========     ===========
Earnings per share                                      $      1.25     $      1.77     $      1.59
                                                        ===========     ===========     ===========
Weighted average common shares outstanding                6,088,367       6,086,369       6,080,589
                                                        ===========     ===========     ===========

See notes to consolidated financial statements

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     ACCUMULATED
                                                                                        OTHER           TOTAL
                                            CAPITAL                      RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                             STOCK         SURPLUS       EARNINGS       INCOME          EQUITY
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                  $     61      $ 20,199      $ 50,254     $    562         $ 71,076
Comprehensive income:
   Net income for the year                                                 9,655                         9,655
     Unrealized gains on securities
       available-for-sale,
       net of income taxes of $1,951                                                    2,718            2,718
                                                                                                       -------
    Comprehensive income                                                                                12,373
Cash dividends--$.685 per share                                           (4,166)                       (4,166)
                                            --------      --------      --------     --------          --------
Balance at December 31, 2002                      61        20,199        55,743        3,280           79,283
Comprehensive income:
   Net income for the year                                                10,749                        10,749
     Unrealized loss on securities
       available-for-sale,
       net of income tax benefit of $904                                               (1,675)          (1,675)
                                                                                                        -------
    Comprehensive income                                                                                 9,074
Issuance of 7,000 shares of common
  stock under dividend reinvestment plan                       125                                         125
Cash dividends--$.705 per share                                           (4,291)                       (4,291)
                                            --------      --------      --------     --------          --------
Balance at December 31, 2003                      61        20,324        62,201        1,605           84,191
Comprehensive income:
   Net income for the year                                                 7,627                         7,627
     Unrealized loss on securities
       available-for-sale,
       net of income tax benefit of $286                                               (1,168)          (1,168)
                                                                                                       -------
    Comprehensive income                                                                                 6,459
Issuance of 6,000 shares of common
  stock under dividend reinvestment plan                       129                                         129
Cash dividends--$.725 per share                                           (4,423)                       (4,423)
                                            --------      --------      --------     --------          --------
Balance at December 31, 2004                $     61      $ 20,453      $ 65,405     $    437         $ 86,356
                                            ========      ========      ========     ========          ========

See notes to consolidated financial statements.

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                             2004           2003           2002
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                $   7,627      $  10,749      $   9,655
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Provision for loan losses                               2,534            833          1,506
      Depreciation and amortization                           2,921          2,338          1,748
      Net accretion and amortization of investment
         security discounts and premiums                      1,106          1,935           (995)
      (Gain) loss on sale of investment securities             (703)        (1,009)           366
      (Increase) decrease in accrued interest
         receivable and other assets                         (3,582)        (3,560)         1,321
      (Decrease) increase in accrued interest and
        other liabilities                                    (1,102)            41             79
      Increase in bank owned life insurance value              (625)          (938)          (960)
                                                          ---------       --------      ---------
      Net cash provided by operating activities               8,176         10,389         12,720

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits
  in banks                                                     (381)         4,733          5,041
Proceeds from maturities of investment securities
  available-for-sale                                        127,250        167,130         51,021
Proceeds from sales of investment securities
  available-for-sale                                         14,008         98,615         18,508
Purchases of investment securities available-for-sale      (129,912)      (277,588)      (164,015)
Net increase in loans                                      (121,118)       (77,452)       (57,463)
Net (increase) decrease in FHLB stock                          (865)           498
Purchase of premises and equipment                           (9,288)        (4,200)        (3,384)
Investment in bank owned life insurance                      (2,300)            --             --
Net cash provided by acquisition                                 --         66,040             --
                                                          ---------       --------      ---------
Net cash used in investing activities                      (122,606)       (22,224)      (150,292)

FINANCING ACTIVITIES
Net increase in deposits                                    100,500          8,799         33,091
Net increase in short-term borrowings                        38,392         16,240         27,335
Proceeds from long-term borrowings                           35,929             --         80,000
Payments on long-term borrowings                            (52,249)        (7,037)       (13,178)
Cash dividends paid                                          (4,384)        (4,262)        (4,136)
Proceeds from issuance of common stock                          129            125             --
                                                          ---------       --------      ---------
Net cash provided by financing activities                   118,317         13,865        123,112
                                                          ---------       --------      ---------
Increase (decrease) in cash and cash equivalents              3,887          2,030        (14,460)
Cash and cash equivalents at beginning of year               20,272         18,242         32,702
                                                          ---------       --------      ---------
Cash and cash equivalents at end of year                  $  24,159      $  20,272      $  18,242
                                                          =========       ========      =========
SUPPLEMENTAL INFORMATION
Interest paid                                             $  23,605      $  24,641      $  26,384
Income taxes paid                                             6,262          5,218          3,305
Acquisition of a business:
  Fair value of assets acquired:
     Loans                                                               $  48,841
     Premises and equipment                                                  1,340
     Goodwill and other identified intangibles                              14,682
  Fair value of liabilities assumed:
     Demand deposit and savings accounts                                   (79,611)
     Certificates of deposits                                              (51,292)
                                                                         ---------
       Net cash provided by acquisition                                  $  66,040
                                                                         =========

See notes to consolidated financial statements.

                    FIRST UNITED CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      First United Corporation ("Corporation") a registered financial holding company, incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust ("Bank"), First United Insurance Group, LLC (the "Insurance Group"), Oakfirst Life Insurance Corporation, and OakFirst Loan Center, Inc., OakFirst Loan Center, LLC. First United Bank & Trust provides a complete range of retail and commercial banking services to a customer base serviced by a network of 24 offices and 34 automated teller machines. This customer base includes individuals, businesses and various governmental units. The Insurance Group is a full-services insurance agency that succeeded to all of the business of Gonder Insurance Agency, Inc. when that entity was merged into the Insurance Group on January 1, 2005. Oakfirst Life Insurance Corporation is a reinsurance company that reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by First United Bank & Trust. OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC are finance companies. The Corporation and its subsidiaries principally operate in four Western Maryland counties and four West Virginia counties.

BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States that requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2004 presentation.

      Additionally,   the  Corporation   also   determines   whether  it  should
consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), "Consolidated Financial Statements", or a controlling financial interest in a variable interest entity ("VIE") by considering the provisions of FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", issued in January 2003, and FIN 46R issued in December 2003. The Corporation adopted the provisions of FIN 46 during the fourth quarter of 2003, and FIN 46R in the first quarter 2004, Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that does not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the entity's residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

      As discussed further in Note 8, the Corporation has wholly owned trusts formed for the purpose of issuing securities which qualify as regulatory capital and are considered VIE's. These trusts are not consolidated, including the Corporation's investment in First United Capital Trust, a VIE formed in 1999, that was deconsolidated during the fourth quarter of 2003 based on the criteria established in FIN 46. The Corporation's investment in non-consolidated VIE's are accounted for using the equity method of accounting.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements of the Corporation include the accounts of the Bank, Oakfirst Life Insurance Corporation, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, and Gonder Insurance Agency. All significant intercompany accounts and transactions have been eliminated.

COMPLETED BUSINESS COMBINATION

      On July 25, 2003, the Corporation consummated, through the Bank, the acquisition of four banking offices and a commercial banking center located in Berkeley County, West Virginia, from Huntington Bancshares Incorporated and its bank subsidiary, the Huntington National Bank. The acquisition was accounted for under the purchase method of accounting. As a result of the transaction, approximately $131 million in deposits and $49 million in loans were purchased. Also, approximately $66 million in cash was received. The acquisition resulted in recording $4.0 million of core deposit intangibles that will be amortized over 7.2 years. Additionally, the fair value adjustments required by the purchase method of accounting consisted of $1.1 million for deposits, which will be amortized over an estimated 4 years, and $.5 million for loans, which will be amortized over an estimated 3 years. The resulting goodwill arising from the transaction totaled $10.8 million, which is expected to be fully deductible for tax purposes. The acquisition cost has been allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition.

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

LOANS

      Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their outstanding balance.

INTEREST ON LOANS

      Interest on loans and leases is recognized based upon the principal amount outstanding. It is the Corporation's general policy to discontinue the accrual of interest on loans (including impaired loans), except for consumer loans, when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual status, interest is not recognized. Cash payments received are applied to the principal balances. Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due.

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level believed by management to be sufficient to absorb estimated losses inherent in the loan portfolio. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to it. Management's determination of the adequacy of the loan loss reserve is based upon the impact of economic conditions on the borrower's ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management's judgement, deserve current recognition.

      The Corporation utilizes the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration or Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

TRUST ASSETS AND INCOME

      Assets held in an agency or fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated statements of financial condition. Income from the Bank's Trust department represents fees charged to customers and is recorded on an accrual basis.

PREMISES AND EQUIPMENT

      Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 32 years for buildings and 3 to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. In accordance with SFAS No. 142, and SFAS No. 147, which applies specifically to branch purchases that qualify as business combinations, goodwill is not amortized, but is subject to an annual impairment test.

      Core deposit intangible assets represent the present value of future net income to be earned from acquired deposits and are being amortized using the straight-line method over their estimated life of 7.2 years.

BANK-OWNED LIFE INSURANCE (BOLI)

      BOLI policies are recorded at their cash surrender value. Changes in the cash surrender value are recorded as other operating income.

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

STATEMENT OF CASH FLOWS

      The Corporation has defined cash and cash equivalents as those amounts included in the balance sheet caption "Cash and due from banks."

EARNINGS PER SHARE

      Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. The Corporation does not have any common stock equivalents.

BUSINESS SEGMENTS

      As defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Corporation has two operating segments, community banking and insurance. Because the operating activities of the insurance segment are immaterial to the consolidated financial statements, no separate segment disclosures for insurance operations have been made.

VARIABLE INTEREST ENTITIES

      In January, 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities" ("VIEs"), which clarified the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain VIEs, commonly referred to as special-purpose entities
(SPEs), in which equity investors do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December, 2003, the FASB reissued FIN 46 with certain modifications and clarifications.

      In 1999, the Corporation issued approximately $23.7 million in mandatorily redeemable junior subordinated debentures to First United Capital Trust, a Delaware business trust ("Capital Trust") the common shares of which were owned by the Corporation. Capital Trust concurrently issued approximately $23.0 million in mandatorily redeemable preferred securities to third-party investors. The Corporation's investment in Capital Trust was considered a SPE. In accordance with the requirements of FIN 46 and FIN 46R, in 2003 the Corporation reported $23.7 million of junior subordinated debentures in long-term borrowings and its $0.7 million equity interest in the Capital Trust as an "Other Asset." On September 30, 2004, the Corporation exercised its option and redeemed the $23.7 million of junior subordinated debentures, and at the same time Capital Trust redeemed the related preferred securities, thereby dissolving the Trust.

      In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to First United Statutory Trust I and II (FUST I and FUST II are collectively referred to as the "Trusts"). The Trusts, which are Connecticut Statutory business trusts, all of the common securities of which are owned by the Corporation, are considered SPEs and issue mandatorily redeemable preferred capital securities to third party investors (see Note 8). In accordance with FIN 46R, the Corporation reported $30.9 million of junior subordinated debentures as long-term borrowings and its $0.9 million equity interest in the Trusts as "Other Assets," at December 31, 2004.

      These debentures and preferred  securities are discussed in detail in Note
8.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2004, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

      As of December 31, 2004 and 2003, the most recent notification from the regulators categorize the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentage shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

                                                                                                TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                      FOR CAPITAL           PROMPT CORRECTIVE
                                                ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
-------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                       AMOUNT      RATIO       AMOUNT    RATIO       AMOUNT   RATIO
-------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004

Total Capital (to Risk Weighted
  Assets)
Consolidated                             $112,584      12.24%     $73,570    8.00%      $91,962  10.00%
First United Bank                          97,531      10.70%      72,910    8.00%       91,137  10.00%
Tier I Capital (to Risk Weighted
  Assets)
Consolidated                               99,410      10.81%      36,785    4.00%       55,177   6.00%
First United Bank                          90,870       9.97%      36,455    4.00%       54,682   6.00%
Tier I Capital (to Average Assets)

Consolidated                               99,410       8.44%      35,350    3.00%       58,917   5.00%
First United Bank                          90,870       7.57%      35,999    3.00%       59,998   5.00%

DECEMBER 31, 2003

Total Capital (to Risk Weighted
  Assets)
Consolidated                             $ 96,809      11.77%     $65,808    8.00%      $82,260  10.00%
First United Bank                          83,658      10.26%      65,247    8.00%       81,559  10.00%
Tier I Capital (to Risk Weighted
  Assets)
Consolidated                               90,834      11.04%      32,904    4.00%       49,356   6.00%
First United Bank                          77,784       9.54%      32,624    4.00%       48,935   6.00%
Tier I Capital (to Average Assets)

Consolidated                               90,834       8.72%      31,195    3.00%       51,992   5.00%
First United Bank                          77,784       7.53%      31,005    3.00%       51,675   5.00%

3. INVESTMENT SECURITIES

      The following is a comparison of amortized cost and market values of securities available-for-sale (in thousands):

                                                        GROSS        GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                          COST          GAINS        LOSSES       VALUE
-----------------------------------------------------------------------------------------
DECEMBER 31, 2004

U.S. government and agencies            $102,790     $    101     $    597     $102,294
Mortgage-backed securities                74,324          195          133       74,386
Obligations of states and political
  subdivisions                            21,503          960            2       22,461
Corporate and other debt securities       11,320          200           --       11,520
                                        --------     --------     --------     --------
Total debt securities                    209,937        1,456          732      210,661
Other securities                              --           --           --           --
                                        --------     --------     --------     --------
Totals                                  $209,937     $  1,456     $    732     $210,661
                                        ========     ========     ========     ========
DECEMBER 31, 2003

U.S. government and agencies            $ 75,301     $    526     $    126     $ 75,701
Mortgage-backed securities                89,066          330          314       89,082
Obligations of states and political
  subdivisions                            28,239        1,104            1       29,342
Corporate and other debt securities       17,278          990           --       18,268
                                        --------     --------     --------     --------
Total debt securities                    209,884        2,950          441      212,393
Other securities                          11,222           --           --       11,222
                                        --------     --------     --------     --------
Totals                                  $221,106     $  2,950     $    441     $223,615
                                        ========     ========     ========     ========

      Proceeds from sales and calls of securities available-for-sale and the realized gains and losses are as follows (in thousands):

                                        2004            2003              2002
-------------------------------------------------------------------------------
Proceeds                             $ 14,008         $ 98,675         $ 18,508
Realized gains                            712            1,755               --
Realized losses                            (9)            (746)            (366)

      The following shows the Corporation's securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2004 and 2003 (in thousands):

                                                                        DECEMBER 31, 2004
                                                         LESS THAN 12 MONTHS           12 MONTHS OR MORE
--------------------------------------------------------------------------------------------------------
                                              FAIR              UNREALIZED     FAIR           UNREALIZED
                                              VALUE               LOSSES       VALUE            LOSSES
--------------------------------------------------------------------------------------------------------
U.S. government and agencies                 $74,177              $(569)       $2,021             $(28)
Mortgage-backed securities                    21,428                (77)        5,758              (56)
Obligations of states and political
  subdivisions                                   866                 (2)           --               --

                                                                        DECEMBER 31, 2003
                                                         LESS THAN 12 MONTHS           12 MONTHS OR MORE
--------------------------------------------------------------------------------------------------------
                                              FAIR              UNREALIZED     FAIR           UNREALIZED
                                              VALUE               LOSSES       VALUE            LOSSES
--------------------------------------------------------------------------------------------------------
U.S. government and agencies                 $25,408              $(126)           --               --
Mortgage-backed securities                    70,285               (314)           --               --
Obligations of states and political
  subdivisions                                   469                 (1)           --               --

      The Corporation does not believe any individual unrealized loss as of December 31, 2004 represents an other-than-temporary impairment. These unrealized losses on debt securities are primarily attributable to changes in interest rates. The Corporation has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover its amortized cost.

      The Corporation recognized a realized loss on investment securities of $.4 million during the first quarter of 2003 and $.4 million in 2002, related to an other-than-temporary impairment write-down of its investment in Federal Home Loan Mortgage Corporation (FHLMC) preferred stock. This FHLMC preferred stock was ultimately sold during the second quarter of 2003.

      The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2004, are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  SECURITIES AVAILABLE-FOR-SALE
                                                         (IN THOUSANDS)
--------------------------------------------------------------------------------
                                                 AMORTIZED        MARKET
CONTRACTUAL MATURITY                               COST            VALUE
--------------------------------------------------------------------------------
Due in one year or less                          $ 24,806        $ 24,745
Due after one year through five years              83,303          83,010
Due after five years through ten years              3,930           4,184
Due after ten years                                23,574          24,336
                                                 --------        --------
                                                  135,613         136,275
Mortgage-backed securities                         74,324          74,386
                                                 --------        --------
                                                 $209,937        $210,661
                                                 ========        ========

      At December 31, 2004 and 2003, investment securities with a market value of $173 and $150 million, respectively, were pledged to secure public and trust deposits and securities sold under agreements to repurchase as required or permitted by law.

4. LOANS

      The Corporation, through the bank, is active in originating loans to customers primarily in Western Maryland and West Virginia. The following table is a summary of the loan portfolio by principal categories (in thousands):

                                   DECEMBER 31, 2004         DECEMBER 31, 2003
                                               LOAN                     LOAN
                                   LOANS    COMMITMENTS     LOANS    COMMITMENTS
--------------------------------------------------------------------------------
Commercial                       $373,893     $ 91,705     $307,523     $ 21,873
Residential--mortgage             319,033       36,456      264,730       32,663
Installment                       199,862          514      201,419        1,173
Residential--construction          18,196       12,734       16,093       13,496
Lease financing                       466           --        2,260           --
Commercial letters of credit           --        5,336           --        1,239
                                 --------     --------     --------     --------
                                 $911,450     $146,745     $792,025     $ 70,444
                                 ========     ========     ========     ========

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

                                        2004             2003             2002
--------------------------------------------------------------------------------
Balance at January 1                 $ 16,794         $ 18,796         $ 17,601
Loans or advances                      12,396           12,557            9,167
Repayments                            (13,184)         (14,559)          (7,972)
                                     --------         --------         --------
Balance at December 31               $ 16,006         $ 16,794         $ 18,796
                                     ========         ========         ========

      Activity in the allowance for loan loss is summarized as follows (in thousands):

                                                2004         2003         2002
--------------------------------------------------------------------------------
Balance at January 1                          $ 5,974      $ 6,068      $ 5,752
Gross credit losses                            (2,205)      (1,720)      (1,829)
Recoveries                                        511          492          639
                                              -------      -------      --------
Net credit losses                              (1,694)      (1,228)      (1,190)
Provision for loan losses                       2,534          833        1,506
Huntington Branch acquisition loan
  loss reserve                                     --          301           --
                                              -------      -------      --------
Balance at December 31                        $ 6,814      $ 5,974      $ 6,068
                                              =======      =======      =======

      Non-accruing loans were $3.4, $2.8, and $1.8 million at December 31, 2004, 2003 and 2002, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was $.4 million during 2004 and $.1 million during 2003 and 2002.

      Total impaired loans amounted to $.6 million and $.3 million at December 31, 2004 and 2003, respectively. Specific allocations of the allowance for loan losses for impaired loans were equal to these same amounts. There were no impaired loans or specific allocations at December 31, 2002.

5. PREMISES AND EQUIPMENT

      The composition of premises and equipment at December 31 is as follows (in thousands):

                                                        2004              2003
--------------------------------------------------------------------------------
Land                                                 $  8,397          $  3,766
Premises                                               13,489            11,603
Furniture and equipment                                25,152            22,512
                                                     --------          --------
                                                       47,038            37,881
Less accumulated depreciation                         (23,515)          (21,283)
                                                     --------          --------
Total                                                $ 23,523          $ 16,598
                                                     ========          ========

      The Corporation recorded depreciation expense of $2.4, $2.1, and $1.8 million in 2004, 2003 and 2002, respectively.

      Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries' offices and for data processing and telecommunications in effect at December 31, 2004, future minimum rent commitments under these leases for each of the next five years are as follows: $1.9, 2.2, 2.2, .5, and ..5 million. The leases contain options to extend for periods from 1 to 5 years, not included in the aforementioned amounts.

      Total rent expense amounted to $.4 million in each of 2004, 2003 and 2002.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

      The Corporation performed its annual impairment test as of December 31, 2004 and determined that goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future. The Corporation will continue to evaluate goodwill on an annual basis for impairment and as events occur or circumstances change.

      The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

                                               2004                                    2003
-----------------------------------------------------------------------------------------------------------------------
                                                               Weighted                                        Weighted
                              Gross                     Net    Average       Gross                   Net       Average
                            Carrying    Accumulated  Carrying Remaining    Carrying   Accumulated  Carrying   Remaining
                             Amount     Amortization  Amount     Life       Amount   Amortization   Amount      Life
-----------------------------------------------------------------------------------------------------------------------
Goodwill                   $ 11,900    $     --      $ 11,900             $ 11,900      $   --    $  11,900
Core deposit intangible
  assets                      4,040        (791)        3,249    5.8         4,040        (233)       3,807     6.8
                           --------    ---------     --------             --------      -------   ---------
  Total                    $ 15,940    $   (791)     $ 15,149             $ 15,940      $ (233)   $  15,707
                           ========    =========     ========             ========      =======   =========

      Amortization expense relating to the core deposit intangible asset acquired in 2003 was $.6 million in 2004 and $.2 million in 2003. Future estimated annual amortization expense is presented below (in thousands):

 2005           $558
 2006            558
 2007            558
 2008            558
 2009            558
 2010            459

7. DEPOSITS

      The aggregate amount of time deposits with a minimum denomination of $100,000 was $188.0 and $117.5 million at December 31, 2004 and December 31, 2003, respectively.

      The following is a summary of the scheduled maturities of all time deposits as of December 31, 2004 (in thousands):

2005           168,675
2006           127,418
2007            53,581
2008            16,968
2009            12,486
Thereafter       1,230

8. BORROWED FUNDS

      The following is a summary of short-term borrowings at December 31 with original maturities less than one year (dollars in thousands):

                                                                2004      2003     2002
------------------------------------------------------------------------------------------
Federal funds purchased (weighted average interest rate
  at December 31, 2003 (1.20%) and 2002 (1.51%)               $    --   $ 5,800   $16,200
Short-term FHLB advance, interest rate of 2.6% maturing in
  March 2005                                                   23,319        --        --

                                                                2004      2003     2002
------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase:
   Outstanding at end of year                                $86,914    $66,040   $39,400
   Weighted average interest at year end                        2.14%      1.03%      .75%
   Maximum amount outstanding as of any month end             91,209     66,040    39,400
   Average amount outstanding                                 78,352     49,278    32,259
   Approximate weighted average rate during the year            1.44%       .86%      .87%

      The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year (dollars in thousands):

                                                                   2004       2003
--------------------------------------------------------------------------------------
FHLB advances, bearing interest at rates ranging
  from 1.62% to 6.42% at December 31                             $139,486   $168,024
Junior subordinated debt, bearing interest at rates
  ranging from 4.66% to 6.02%                                      35,929     23,711
                                                                 --------   --------
                                                                 $175,415   $191,735
                                                                 ========   ========

      In addition to the above, the Corporation has $11 million of letters of credit with the Federal Home Loan Bank of Atlanta ("FHLB") at December 31, 2004. These letters of credit are pledged to secure public deposits.

      The Corporation has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank's assets. At December 31, 2004, the available line of credit equaled $348 million. This line of credit, which can be used for both short or long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage and commercial loans and investment securities, as follows:

1-4 family mortgage loans                                        $135,225
Commerical loans                                                    5,140
Investment securities                                              64,402
                                                                 --------
                                                                 $204,767
                                                                 ========

      The collateralized line of credit totaled $140 million at December 31, 2004, of which $31 million was available for additional borrowings.

      The Corporation also has various unsecured lines of credit totaling $15.0 million with various financial institutions to meet daily liquidity requirements. As of December 31, 2004, the Corporation had no borrowings under these credit facilities.

      Repurchase Agreements--The Corporation has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities owned by the company and held in safekeeping at independent correspondent banks.

      FHLB Advances--The FHLB advances consist of various borrowings with maturities generally ranging from 5 to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but the Corporation may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, the Corporation's early repayment of any advance would be subject to a prepayment penalty.

      In December 2004, the Bank refinanced $21.5 million of long-term FHLB advances, resulting in an early redemption penalty of $1.8 million (included in other expense). The borrowing was refinanced with a short-term FHLB advance that matures in March 2005.

      The weighted average interest rate on all long-term FHLB advances was 4.14% at December 31, 2004.

      Maturities of long-term FHLB advances over the next five years are as follows: 2005, $22.0 million; 2006, $7.0 million; 2007, $30.8 million; 2009,
$11.5 million; and $68.2 million thereafter.

      Subordinated   Debt--In  1999,   Capital  Trust  issued  9.375%  preferred
securities with an aggregate liquidation amount of $23.0 million ($10 per preferred share) to third-party investors. The proceeds were used to purchase an equal amount of 9.375% junior subordinated debentures of the Corporation. An additional $.7 million of junior subordinated debentures was purchased by Capital Trust from the proceeds of the sale of 100% of the Trust's common securities to the Corporation. The junior subordinated debentures represented the sole assets of Capital Trust, and payments under the junior subordinated debentures were the sole source of cash flow for Capital Trust. The preferred securities qualified as regulatory Tier 1 capital of the Corporation.

      On September 30, 2004, the Corporation exercised its right to redeem the junior subordinated debentures at the same time Capital Trust redeemed the preferred securities. In conjunction with this early redemption, the Corporation expensed $.9 million of remaining unamortized issuance costs (included in other expenses) related to the junior subordinated debentures.

      In March 2004, the Trusts issued preferred securities with an aggregate liquidation amount of $30.9 million to third-party investors. The proceeds of issuance of the preferred securities were used to purchase an equal amount of
junior   subordinated   debentures  of  the  Corporation,   as  follows:

      $20.6 million--6.02% fixed rate for 5 years payable quarterly, converting to floating rate based on 3 month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation's option.

      $10.3 million--floating rate payable quarterly based on 3 month LIBOR plus
            275 basis points (4.66% at December 31, 2004) maturing in 2034, redeemable five years after issuance at the Corporation's option.

      The debentures represent the sole assets of the Trusts, and payments under the debentures are the only sources of cash flow for the Trusts.

      Additionally, in December 2004, the Corporation issued $5.0 million of debentures. The debentures have a fixed rate of 5.88% for the first five years, payable quarterly, which converts to a floating rate based on three month LIBOR plus 185 basis points. The debentures mature in 2014, but are redeemable five years after issuance at the Corporation's option.

      The Corporation has the right to defer interest on the debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its common stock.

9. INCOME TAXES

      The provision for income taxes consists of the following for the years ended December 31 (in thousands):

                                               2004         2003          2002
--------------------------------------------------------------------------------
Taxes currently payable                      $ 5,324       $ 6,060       $ 3,233
Deferred taxes (benefit)                      (1,817)       (1,494)          462
                                             --------      --------      -------
Income tax expense for the year              $ 3,507       $ 4,566       $ 3,695

      The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

                                                        2004      2003     2002
--------------------------------------------------------------------------------
Federal statutory rate                                  35.0%     35.0%   35.0%
Tax-exempt income on securities and loans               (4.1)     (3.6)   (4.2)
Tax-exempt BOLI income                                  (2.0)     (2.1)   (2.5)
State income tax, net of federal tax benefit             4.4        .6     (.8)
Other                                                   (1.8)      (.1)     .2
                                                        ----      ----    ----
                                                        31.5%     29.8%   27.7%
                                                        ====      ====    ====

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's temporary differences as of December 31 are as follows (in thousands):

                                                                   2004        2003
-----------------------------------------------------------------------------------
Deferred tax assets:

   Allowance for loan losses                                     $ 2,695    $ 2,363
   Deferred compensation                                             506        544
   State tax loss carry forwards                                     575        323
   Other                                                             185         94
                                                                 -------    -------
      Total deferred tax assets                                    3,961      3,324
   Valuation allowance                                              (575)      (321)
                                                                 -------    -------
      Total deferred tax assets less valuation allowance           3,386      3,003
Deferred tax liabilities:

   Dividend from real estate investment trust                         --     (1,650)
   Depreciation                                                   (1,450)    (1,121)
   Unrealized gain on investment securities available-for-sale      (287)      (992)
   Pension                                                        (1,110)      (874)
   Auto leasing                                                     (186)      (650)
   Other                                                            (404)      (291)
                                                                 -------    -------
      Total deferred tax liabilities                              (3,437)    (5,578)
                                                                 -------    -------
   Net deferred tax liabilities                                  $   (51)   $(2,575)
                                                                 =======    =======

      State income tax expense (benefit) amounted to $.8, $.2 and $(.2) during 2004, 2003 and 2002, respectively. The state loss carry forwards included in deferred tax assets will expire commencing in 2019.

10. EMPLOYEE BENEFIT PLANS

      The Corporation  sponsors a  noncontributory  defined benefit pension plan
(Plan) covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees' compensation during the last five years of employment. The Corporation's funding policy is to make annual contributions in amounts sufficient to meet the current year's funding requirements.

      The benefit obligation activity was calculated using an actuarial measurement date of January 1. Plan assets were calculated using an actuarial measurement date of December 31. The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Corporation's pension plan (in thousands):

                                                          2004           2003
--------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Obligation at the beginning of the year                 $ 14,724       $ 13,124
Service cost                                                 718            571
Interest cost                                                938            840
Assumptions                                                  245          1,225
Actuarial (gains) losses                                     528           (645)
Benefits paid                                               (435)          (391)
                                                        --------       --------
Obligation at the end of the year                       $ 16,718       $ 14,724
                                                        --------       --------

CHANGE IN PLAN ASSETS
Fair value at the beginning of the year                   13,726         11,151
Actual return on plan assets                                 725          2,157
Employer contribution                                        418            809
Benefits paid                                               (435)          (391)
                                                        --------       --------
Fair value at the end of the year                         14,434         13,726
                                                        --------       --------

FUNDED STATUS                                             (2,285)          (998)
Unrecognized net actuarial loss                            4,566          3,486
Unrecognized prior service cost                              152            162
Unrecognized net transition asset                           (410)          (449)
                                                        --------       --------
PREPAID BENEFIT COST                                    $  2,023       $  2,201
                                                        ========       ========

                                                           2004           2003
--------------------------------------------------------------------------------
COMPONENTS OF NET PENSION COST
Service cost                                              $   718      $   571
Interest cost                                                 938          840
Expected return on assets                                  (1,183)      (1,005)
Amortization of transition asset                              (39)         (39)
Recognized loss                                               151          136
Prior service cost                                             10           10
                                                          -------      -------
Net pension expense included in employee benefits         $   595      $   513
                                                          =======      =======
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate for benefit obligations                        6.15%        6.25%
Discount rate for net pension cost                           6.25%        6.75%
Expected long-term return on assets                          8.25%        8.25%
Rate of compensation increase                                4.00%        4.00%

      The accumulated benefit obligation was $13.5 and $11.7 million at December 31, 2004 and 2003, respectively.

      The asset allocations for the defined benefit pension plan as of December 31, 2004 and 2003, by asset category, are as follows:

                                                               PERCENTAGE OF
                                                                PLAN ASSETS
                                                           2004            2003
-------------------------------------------------------------------------------
ASSET CATEGORY
   Equity securities                                        64%            60%
   Debt securities                                          23%            32%
   Cash and cash equivalents                                13%             8%
                                                           ---            ---
Total                                                      100%           100%
                                                           ===            ===

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

      It is management's intent to give the investment managers flexibility within the overall guidelines with respect to investment decisions and their timing. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or anticipated use of derivatives to execute investment strategies.

      The expected long-term rate of return on Plan assets has been established by considering historical and future expected returns of the asset classes invested in by the Plan trustees, and the allocation strategy currently in place among those classes.

      The following summarizes the number of Corporation shares and the fair value of such shares included that are in Plan assets at December 31, 2004 and 2003, as well as dividends paid to the Plan for such years (dollars in thousands):

                                                         2004              2003
--------------------------------------------------------------------------------
Number of shares held                                   14,905           49,084
Number of shares purchased                                  --              504
Number of shares sold                                   34,179              503
Fair value                                             $   348          $ 1,196
Dividends paid                                         $    33          $    34
Percentage of total plan assets                            2.4%               9%

Estimated Cash Flows related to the Plan are as follows (in thousands):

      Estimated future benefit payments:

                     2005                              $487
                     2006                               492
                     2007                               522
                     2008                               552
                     2009                               653
                     2010-2014                        5,289
                                                     ------
                                                     $7,995
                                                     ======

      The Corporation estimates that it will contribute $.7 million to the plan in 2005.

401(K) PROFIT SHARING PLAN

      The First United Bank & Trust 401(k) Profit Sharing Plan ("the 401(k) Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute to the plan through payroll deductions. Contributions up to 6% of an employee's base salary are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.4, $.3, and $.2 million in 2004, 2003 and 2002, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      During 2001, the Corporation established an unfunded supplemental executive retirement plan (SERP) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Corporation acquired bank owned life insurance (BOLI) policies on the senior management personnel and officers of the Corporation. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs. The SERP expense for 2004, 2003 and 2002 was $.4, $.4 and $.2 million, respectively.

11. FEDERAL RESERVE REQUIREMENTS

      The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2004, the daily average amount of these required reserves was approximately $11.0 million.

12. RESTRICTIONS ON SUBSIDIARY DIVIDENDS, LOANS OR ADVANCES

      Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank's capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At December 31, 2004, the Bank could have paid additional dividends of $11.3 million to the Corporation without regulatory approval.

13. COMMITMENTS AND CONTINGENT LIABILITIES

      The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. However, to the knowledge of management, the Corporation is not currently subject to any such legal actions.

      Loan and letter of credit commitments are discussed in Note 4.

      Oakfirst Life Insurance Corporation, a wholly owned subsidiary of the Corporation, had $9.0 million of life, accident and health insurance in force at December 31, 2004. In accordance with state insurance laws, this subsidiary is capitalized at $4.3 million.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      As required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," presented in the following table is fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corporation's ability to actually realize these derived values cannot be assumed.

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

     The actual carrying amounts and estimated fair values of the Corporation's financial instruments that are included in the statement of financial condition at December 31 are as follows (in thousands):

                                              2004                  2003
--------------------------------------------------------------------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT     VALUE      AMOUNT      VALUE
--------------------------------------------------------------------------------
Financial Assets:

   Cash and cash equivalents        $ 24,159   $ 24,159   $ 20,272   $ 20,272
   Interest-bearing deposits in
     banks                             1,855      1,855      1,474      1,474
   Investment securities             210,661     10,661    223,615    223,615
   Federal Home Loan Bank stock        9,525      9,525      8,660      8,660
   Bank Owned Life Insurance          23,420     23,420     20,494     20,494
   Loans                             904,635    900,647    792,025    791,310
   Accrued interest receivable         5,200      5,200      5,268      5,268

Financial Liabilities:

   Deposits                          850,661    790,555    750,161    753,753
   Borrowed funds                    285,647    286,292    263,575    268,337
   Accrued interest payable            3,187      3,187      2,776      2,776

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

      BANK OWNED LIFE INSURANCE: The carrying amount of Bank Owned Life Insurance approximates its fair value.

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

      BORROWED FUNDS: The fair value of the Corporation's Federal Home Loan Bank borrowings and junior subordinated debt is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings with similar remaining maturities. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

      ACCRUED INTEREST: The carrying amount of accrued interest receivable and payable approximates their fair values.

      OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. The Corporation expects most of these commitments to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements. Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments. The Corporation does not have any derivative financial instruments at December 31, 2004 or 2003.

15. PARENT COMPANY FINANCIAL INFORMATION (PARENT COMPANY ONLY)

           Condensed Statements of Financial Condition (in thousands)

                                                                  DECEMBER 31,
                                                                2004       2003
--------------------------------------------------------------------------------
ASSETS

Cash                                                         $  1,406   $    966
Investment securities                                           1,268      1,537
Investment in bank subsidiary                                 106,052     94,735
Other assets                                                    5,583      4,753
Investment in non-bank subsidiaries                             9,851      7,854
                                                             --------   --------
Total Assets                                                 $124,160   $109,845
                                                             ========   ========
LIABILITIES AND SHAREHOLDER'S EQUITY

Accrued interest and other liabilities                       $  1,082   $    850
Dividends payable                                               1,127      1,093
Junior subordinated debt                                       35,929     23,711
Shareholders' equity                                           86,022     84,191
                                                             --------   --------
Total Liabilities and Shareholder's Equity                   $124,160   $109,845
                                                             ========   ========


                  Condensed Statements of Income (in thousands)

                                                                YEAR ENDED DECEMBER 31,
                                                              2004        2003     2002
-----------------------------------------------------------------------------------------
INCOME:

Dividend income from bank subsidiary                         $ 8,718   $ 6,786   $ 6,670
Other income                                                     422        84        86
                                                             -------   -------   -------
Total income                                                 $ 9,140     6,870     6,756

EXPENSES:
Interest expense                                               2,927     2,192     2,192
Other expenses                                                   942       127         4
                                                             -------   -------   -------
Total expenses                                                 3,869     2,319     2,196
                                                             -------   -------   -------
Income before income taxes and equity in undistributed
  net income of subsidiaries                                   5,271     4,551     4,560
Income tax benefit                                             1,205       795       741
Equity in undistributed net income (loss) of subsidiaries:
 Bank                                                          1,080     5,118     4,243
 Non-bank                                                         71       285       111
                                                             -------   -------   -------
NET INCOME                                                   $ 7,627   $10,749   $ 9,655
                                                             =======   =======   =======

                Condensed Statements of Cash Flows (in thousands)

                                                             YEAR ENDED DECEMBER 31,
                                                         2004        2003         2002
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $  7,627    $ 10,749    $  9,655
Adjustments to reconcile net income to net cash
  provided by operating activities:
Equity in undistributed net income of subsidiaries      (1,151)     (5,403)     (4,354)
Increase in other assets                                  (830)     (1,615)       (678)
Decrease (increase) in accrued interest and other
  liabilities                                              232         822         (16)
Increase in dividends payable                               34          31          43
                                                      --------    --------    --------
Net cash provided by operating activities                5,912       4,584       4,650

INVESTING ACTIVITIES
Proceeds from investment maturities                        269          --         246
Net investment in subsidiaries                          (1,401)       (636)       (732)
Capital transfer to Bank                               (12,000)         --          --
                                                      --------    --------    --------
Net cash used in investing activities                  (13,132)       (636)       (486)

FINANCING ACTIVITIES
Cash dividends                                          (4,433)     (4,262)     (4,166)
Proceeds from issuance of common stock                    (125)        125          --
Proceeds from issuance of long term debt                12,218          --          --
                                                      --------    --------    --------
Net cash provided by (used in) financing activities      7,660      (4,137)     (4,166)
(Decrease) increase in cash and cash equivalents           440        (189)         (2)
Cash and cash equivalents at beginning of year             966       1,155       1,157
                                                      --------    --------    --------
Cash and cash equivalents at end of year              $  1,406    $    966    $  1,155
                                                      ========    ========    ========

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands):

                                             FIRST   SECOND     THIRD    FOURTH
                                            QUARTER  QUARTER   QUARTER   QUARTER
-------------------------------------------------------------------------------
2004

Interest income                            $14,601   $14,853   $15,160   $16,067
Interest expense                             5,493     5,856     6,348     6,319
                                           -------   -------   -------   -------
  Net interest income                        9,108     8,997     8,812     9,748
Provision for possible loan losses              45       739       851       899
Other income                                 2,767     2,977     2,800     3,724
Gains (losses) on securities                   674        27         2        --
Other expenses                               8,396     8,233     8,185     8,426
Expenses related to early redemption of
     long-term borrowings                       --        --       910     1,818
                                           -------   -------   -------   -------
  Income before income taxes                 4,108     3,029     1,668     2,329
Applicable income taxes                      1,396     1,032       573       506
                                           -------   -------   -------   -------
  Net income                               $ 2,712   $ 1,997   $ 1,095   $ 1,823
                                           =======   =======   =======   =======
Earnings per share                         $   .45   $   .33   $   .18   $   .29
                                           =======   =======   =======   =======

                                        FIRST     SECOND      THIRD     FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
-------------------------------------------------------------------------------
2003

Interest income                       $ 14,240   $ 14,471    $ 14,534   $ 14,458
Interest expense                         6,146      5,850       5,919      5,686
                                      --------   --------    --------   --------
  Net interest income                    8,094      8,621       8,615      8,772
Provision for possible loan losses         656       (317)        357        137
Other income                             3,071      2,509       2,786      3,501
Other expenses                           7,110      6,801       7,992      7,918
                                      --------   --------    --------   --------
  Income before income taxes             3,399      4,646       3,052      4,218
Applicable income taxes                    947      1,325         872      1,422
                                      --------   --------    --------   --------
  Net income                          $  2,452   $  3,321    $  2,180   $  2,796
                                      ========   ========    ========   ========
Earnings per share                    $    .40   $    .54    $    .36   $    .46
                                      ========   ========    ========   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's reports filed under the Securities Exchange Act of 1934 with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Corporation's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

      An  evaluation of the  effectiveness  of these  disclosure  controls as of
December 31, 2004 was carried out under the supervision and with the participation of the Corporation's management, including the CEO and the CFO. Based on that evaluation, the Corporation's management, including the CEO and the CFO, has concluded that the Corporation's disclosure controls and procedures are effective.

      During the fourth quarter of 2004, there was no change in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

      As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation's internal control over financial reporting as of December 31, 2004. Management's report on the Corporation's internal control over financial reporting, and the related attestation report of the registered public accounting firm, are included on the following pages.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
First United Corporation

      The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of the Corporation's financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

      An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in the financial statements or the unauthorized use or disposition of the Corporation's assets. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

      Management assessed the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control--Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2004, the Corporation's internal control over financial reporting is effective.

      Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the three years ended December 31, 2004, appearing elsewhere in this annual report, and has issued an attestation report on management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, as stated in their report, which is included herein.


/s/ William B. Grant                                /s/ Robert W. Kurtz
--------------------------                          ----------------------------
William B. Grant                                    Robert W. Kurtz
Chairman of the Board and,                          President and,
Chief Executive Officer                             Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
First United Corporation

      We have audited the management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that First United Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First United Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

      In our opinion, management's assessment that First United Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First United Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, of First United Corporation and our report dated March 7, 2005, expressed an unqualified opinion thereon.


[ERNEST & YOUNG LLP LOGO]
Pittsburgh, Pennsylvania
March 7, 2005

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For a listing of the Corporation's executive officers, see Executive Officers in the annual Proxy Statement.

      The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of the Corporation's Codes of Ethics are available free of charge upon request to Mr. Robert W. Kurtz, Secretary, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009.

      All other information required by this item is incorporated by reference herein to the Corporation's definitive Proxy Statement for the 2005 Annual Stockholders Meeting to be filed with the SEC in March of 2005 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference herein to the Corporation's definitive Proxy Statement for the 2005 Annual Stockholders Meeting to be filed with the SEC in March of 2005 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item is incorporated by reference herein to the Corporation's definitive Proxy Statement for the 2005 Annual Stockholders Meeting to be filed with the SEC in March of 2005 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference herein to the Corporation's definitive Proxy Statement for the 2005 Annual Stockholders Meeting to be filed with the SEC in March of 2005 pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this item is incorporated by reference herein to the Corporation's definitive Proxy Statement for the 2005 Annual Stockholders Meeting to be filed with the SEC in March of 2005 pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1), (2) Financial Statements.

      Report of Independent Registered Public Accounting Firm

      Consolidated Statements of Financial Condition as of December 31, 2004 and 2003

      Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002

(a) (3) Exhibits

      The exhibits filed with this annual report on Form 10-K are listed in the Exhibit Index that follows the signatures.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               First United Corporation


                                               By: /s/ William B. Grant
                                                  -----------------------------
                                                  William B. Grant
                                                  Chairman of the Board
                                                  and Chief Executive Officer

                                                  March 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/ William B. Grant
---------------------------------------------
(William B. Grant) Director, Chief Executive Officer
March 14, 2005


/s/ David J. Beachy
---------------------------------------------
(David J. Beachy) Director--March 14, 2005


/s/ Rex W. Burton
---------------------------------------------
(Rex W. Burton) Director--March 14, 2005


/s/ Faye E. Cannon
---------------------------------------------
(Faye E. Cannon) Director--March 14, 2005


/s/ Paul Cox, Jr.
---------------------------------------------
(Paul Cox, Jr.) Director--March 14, 2005


/s/ Raymond F. Hinkle
---------------------------------------------
(Raymond F. Hinkle) Director--March 14, 2005


/s/ Robert W. Kurtz
---------------------------------------------
(Robert W. Kurtz) Director, President and Chief
Financial Officer--March 14, 2005


/s/ John W. McCullough
---------------------------------------------
(John W. McCullough) Director--March 14, 2005


/s/ Elaine L. McDonald
---------------------------------------------
(Elaine L. McDonald) Director--March 14, 2005


/s/ Donald E. Moran
---------------------------------------------
(Donald E. Moran) Director--March 14, 2005


/s/ Karen F. Myers
---------------------------------------------
(Karen F. Myers) Director--March 14, 2005


/s/ Gary R. Ruddell
---------------------------------------------
(Gary R. Ruddell) Director--March 14, 2005


/s/ I. Robert Rudy
---------------------------------------------
(I. Robert Rudy) Director--March 14, 2005


/s/ Richard G. Stanton
---------------------------------------------
(Richard G. Stanton) Director--March 14, 2005


/s/ Robert G. Stuck
---------------------------------------------
(Robert G. Stuck) Director--March 14, 2005

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION

3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998).

3.2 Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997).

10.1 First United Bank & Trust Supplemental Executive Retirement Plan ("SERP") (incorporated by reference to Exhibit 10.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.2 Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip
            D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.3        Endorsement  Split Dollar Agreement  between the Bank and William B.
            Grant (incorporated by reference to Exhibit 10.3 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.4        Endorsement  Split Dollar  Agreement  between the Bank and Robert W.
            Kurtz (incorporated by reference to Exhibit 10.4 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003.

10.5        Endorsement Split Dollar Agreement between the Bank and Jeannette R.
            Fitzwater (incorporated by reference to Exhibit 10.5 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.6        Endorsement  Split Dollar Agreement  between the Bank and Phillip D.
            Frantz (incorporated by reference to Exhibit 10.6 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.7        Endorsement  Split Dollar  Agreement  between the Bank and Eugene D.
            Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.8        Endorsement  Split Dollar  Agreement  between the Bank and Steven M.
            Lantz (incorporated by reference to Exhibit 10.8 of the Corporation's Quarterly Report on Form 10-Q for the period June 30,
            2003).

10.9        Endorsement  Split  Dollar  Agreement  between the Bank and Robin M.
            Murray (incorporated by reference to Exhibit 10.9 of the Corporation's Quarterly Report on Form 10-Q for the period June 30,
            2003).

10.10 Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.10 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.11 First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2003).

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

99.1        Risk Factors (filed herewith)