Form 10-Q
period 2005-03-31
FIRST UNITED CORP/MD/
filed 2005-05-03
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

Commission file number 0-14237

First United Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification no.)

19 South Second Street, Oakland, Maryland	21550-0009
(address of principal executive offices)	(zip code)

(800) 470-4356
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,099,383 shares of common stock, par value $.01 per share, as of April 30, 2005.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

 Consolidated Statements of Financial Condition - March 31, 2005 and December 31, 2004

 Consolidated Statements of Income - for the three months ended March 31, 2005 and 2004

 Consolidated Statements of Cash Flows - for the three months ended March 31, 2005 and 2004

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	March 31, 2005	December 31,
	(unaudited)	2004

Assets
Cash and due from banks	$25,661	$24,159
Interest-bearing deposits in banks	3,538	1,855
Investment securities available-for-sale (at market value)	222,229	210,661
Federal Home Loan Bank stock, at cost	8,040	9,525
Loans	923,690	911,450
Allowance for loan losses	(6,536)	(6,814)
Net loans	917,154	904,636
Premises and equipment, net	24,046	23,523
Goodwill and other intangible assets	15,010	15,149
Bank owned life insurance	23,599	23,420
Accrued interest receivable and other assets	16,501	18,949

Total Assets	$1,255,778	$1,231,877

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$116,454	$114,734
Interest-bearing deposits	798,781	735,927
Total deposits	915,235	850,661
Short-term borrowings	86,379	110,232
Long-term borrowings	158,654	175,415
Accrued interest and other liabilities	7,561	8,086
Dividends payable	1,128	1,127
Total Liabilities	1,168,957	1,145,521
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock -- par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,099 shares at March 31, 2005 and 6,093 shares at December 31, 2004	61	61
Surplus	20,573	20,453
Retained earnings	67,040	65,405
Accumulated other comprehensive income (deficit)	(853)	437
Total Shareholders' Equity	86,821	86,356

Total Liabilities and Shareholders' Equity	$1,255,778	$1,231,877

FIRST UNITED CORPORATION
Consolidated Statement of Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
	(unaudited)

Interest income
Loans, including fees	$14,163	$12,728
Investment securities:
Taxable	1,702	1,531
Exempt from federal income tax	271	341
	1,973	1,872
Federal funds sold	14	1
Total interest income	16,150	14,601
Interest expense
Deposits	3,998	2,738
Short-term borrowings	524	194
Long-term borrowings	2,038	2,561
Total interest expense	6,560	5,493
Net interest income	9,590	9,108
Provision for loan losses	(91)	45
Net interest income after provision for loan losses	9,681	9,063
Other operating income
Service charge income	1,009	1,012
Trust department income	790	700
Security gains	28	674
Insurance premium income	448	308
Other income	806	747
Total other operating income	3,081	3,441
Other operating expenses
Salaries and employees benefits	4,538	4,253
Occupancy, equipment and data processing	1,551	1,470
Other expense	2,390	2,673
Total other operating expenses	8,479	8,396
Income before income taxes	4,283	4,108
Applicable income taxes	1,529	1,396
Net income	$2,754	$2,712
Earnings per share	$.45	$.45
Dividends per share	$.185	$.18
Weighted average number of shares outstanding	6,096,444	6,087,433

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
(Unaudited)
Operating activities
Net Income	$2,755	$2,712
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(91)	45
Depreciation	623	555
Amortization of intangible assets	140	140
Net accretion and amortization of investment security discounts and premiums	143	355
Gain on sale of investment securities	(28)	(674)
Decrease in accrued interest receivable and other assets	2,447	3,166
Decrease in accrued interest and other liabilities	(525)	(1,795)
Increase in bank owned life insurance value	(179)	(144)
Net cash provided by operating activities	5,285	4,360
Investing activities
Net increase in federal funds purchased and interest-bearing deposits in banks	(1,683)	(25,755)
Proceeds from maturities and sales of investment securities available-for-sale	16,222	37,384
Purchases of investment securities available-for-sale	(30,419)	(26,746)
Net increase in loans	(12,239)	(33,965)
Net decrease in Bank stock	1,485	865
Purchases of premises and equipment	(100)	(1,140)
Net cash used in investing activities	(26,734)	(49,357)
Financing activities
Net decrease in short-term borrowings	(23,853)	(147)
Proceeds from issuance of junior subordinated debentures	—	30,929
Net decrease in other long-term borrowings	(16,761)	(1,760)
Net increase in deposits	64,574	13,201
Cash dividends paid	(1,129)	(1,096)
Proceeds from issuance of common stock	120	—
Net cash provided by financing activities	22,951	41,127
Cash and cash equivalents at beginning of the year	24,159	20,272
Increase/(decrease) in cash and cash equivalents	1,502	(3,870)
Cash and cash equivalents at end of period	$25,661	$16,402

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note B - Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $1.5 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

Note D - Junior Subordinated Debentures

In March 2004, the Corporation established two Connecticut statutory trusts, First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (“FUST II”) (collectively, the “Trusts”), for the purpose of issuing $10 million of Floating Rate Trust Preferred Securities and $20 million of Fixed/Floating Rate Trust Preferred Securities, respectively (collectively, the “Trust Preferred Securities”), in private placements. The Corporation owns 100% of the outstanding shares of the common stock of the Trusts. The Trusts used the proceeds from the issuances of Trust Preferred Securities to purchase an equal principal amount of junior subordinated debentures issued by the Corporation, and they used the proceeds from the Corporation’s purchase of their shares of common stock to purchase an additional $310,000 and $619,000 of junior subordinated debentures, respectively (all junior subordinated debentures collectively, the “Trust Preferred Debentures”).

The Trust Preferred Debentures issued to FUST I pay interest at a variable rate based on the three-month LIBOR plus 2.75%, reset quarterly. As of March 31, 2005 the rate had adjusted to 5.25%. The Trust Preferred Debentures issued to FUST II pay interest at a fixed rate of 6.02%, payable quarterly, for five years, after which time the rate will be based on the three-month LIBOR plus 2.75%, reset quarterly until maturity. Holders of the Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Trust Preferred Debentures issued to FUST I, and holders of the Fixed/Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Trust Preferred Debentures issued to FUST II.

The Trust Preferred Debentures mature in 2034 and, except in certain extraordinary circumstances, are redeemable prior to maturity at the Corporation’s option on or after June 17, 2009. The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Trust Preferred Debentures.

The Trust Preferred Debentures represent the sole assets of the Trusts, and payments under the Trust Preferred Debentures are the sole source of cash flow of the Trusts. In accordance with the provisions of FIN 46, neither of the Trusts is consolidated with the Corporation for financial reporting purposes, and their financial positions and results of operations are not included in the consolidated financial condition or results of operations. Despite this deconsolidation, the Federal Reserve Board continues to permit up to 25% of the Corporation’s Tier I capital to be comprised of, together with other cumulative preferred stock, trust preferred securities issued by the Corporation’s deconsolidated subsidiaries. Accordingly, $29.2 million of the proceeds from the issuance of the Trust Preferred Securities qualifies as Tier I capital and the remaining $1.7 million qualifies as Tier II capital.

In December 2004, the Corporation issued an additional $5.0 million of debentures in a private placement. The proceeds from this issuance qualify as Tier II capital. The additional debentures have a fixed rate of 5.88% for the first five years, payable quarterly, which converts to a floating rate based on the three month LIBOR rate plus 185 basis points, and mature in 2014, and are redeemable five years after issuance at the Corporation’s option.

Note E - Borrowed Funds

The following is a summary of short-term borrowings with original maturities less than one year (dollars in thousands):

	March 31, 2005	December 31, 2004
Short-term FHLB advance, interest rate of 2.62% maturing in March 2005	$—	$23,318
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 2.42% and 2.14%, respectively	86,379	86,914
	$86,379	$110,232

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 1.62% to 5.57% at March 31, 2005	$122,725	$139,486
Junior subordinated debt, bearing interest at rates ranging from 4.66% to 6.02% at March 31, 2005	35,929	35,929
	$158,654	$175,415

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of the Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto presented herein. Unless the context clearly suggests otherwise, references to “us”, “we”, “our”, or “the Corporation” in this report are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in Exhibit 99.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), Oakfirst Life Insurance Corporation, an Arizona reinsurance company (“Oakfirst Life”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, FUST I and FUST II, and First United Insurance Group, LLC, a full service insurance producer organized under Maryland law (the “Insurance Group”) that succeeded to all of the business of Gonder Insurance Agency, Inc. on January 1, 2005. OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 24 offices and 34 automated teller machines. It has two direct subsidiaries: First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans; and First United Auto Finance, LLC, an inactive indirect automobile leasing company.

We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2005 and 2004 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	At or For the Three Months
	Ended March 31,
	2005	2004
Per Share Data
Net Income	$.45	$.45
Dividends Paid	.185	.18
Book Value	14.23	14.13

Significant Ratios
Return on Average Assets (a)	.90%	.97%
Return on Average Equity (a)	12.81	12.75
Dividend Payout Ratio	40.94	40.00
Average Equity to Average Assets	6.94	7.56
Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first three months of 2005 totaled $2.76 million or $.45 per share compared to $2.71 million or $.45 per share for the same period of 2004. This is an increase in net income of 2%. The increase in net income resulted primarily from increased earnings on interest-earning assets that resulted from increases in interest rates which began early in the third quarter of 2004 and continued into the first quarter of 2005. A significant portion of our loan portfolio is comprised of adjustable rate loans, the earnings on which are more sensitive to fluctuating interest rates than the earnings on fixed-rate loans. Increases in interest income were offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances. The increase in interest expense was reduced slightly due to the fact that we paid off approximately $23.3 million of short-term borrowings and $15.0 million of maturing long-term borrowings. Overall, net interest income before provision for loan losses in the first quarter 2005 improved by $.5 million, or 5.3% over the same period of 2004. The company also experienced a decline in net loan charge offs due to improvements in installment loan credit quality which resulted in a recovery in the provision for loan losses. Other operating income declined slightly, by $.3 million in first quarter 2005 when compared to first quarter 2004, due primarily to reduced securities gains in 2005. Operating expenses remained stable in the first quarter of 2005 when compared to first quarter 2004.

Our performance ratios remain consistent. Annualized Returns on Average Equity (“ROAE”) were 12.81% and 12.75% for the three-month periods ending March 31, 2005 and 2004, respectively. Annualized Returns on Average Assets (“ROAA”) were ..90% and .97% for the first quarter of 2005 and 2004, respectively.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
		2005			2004

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$914,289	$14,171	6.20%	$800,693	$12,744	6.37%
Investment securities	218,020	1,973	3.62	222,348	1,977	3.56
Other interest earning assets	19,665	160	3.25	11,075	80	2.89
Total earning assets	$1,151,974	16,304	5.66	$1,034,116	14,801	5.73

Interest-bearing liabilities
Interest-bearing deposits	$778,960	3,998	2.05	$670,449	2,738	1.63
Short-term borrowings	91,191	524	2.30	71,918	194	1.08
Long-term borrowings	188,563	2,038	4.32	196,956	2,561	5.20
Total interest-bearing liabilities	$1,058,714	6,560	2.48	$939,323	5,493	2.34

Net interest income and spread		$9,744	3.18%		$9,308	3.39%

Net interest margin			3.38%			3.60%
Note: Interest income and yields are presented on a fully tax equivalent basis using a 35% tax rate.

Net interest income increased $.5 million during the first quarter of 2005 over the same period in 2004, due to a $1.5 million (10%) increase in interest income offset by a $1.1 million (19%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $118 million (11%) during the first quarter of 2005 when compared to first quarter of 2004. This increase is primarily attributable to the significant growth experienced by the Corporation in its loan portfolio throughout all of 2004. Continued emphasis on adjustable rate loan products, including some offered at low initial rates, offset by the impact of slowly rising interest rates beginning in the third quarter of 2004 contributed to the minimal decrease in the average rate on our average earning assets of only seven basis points, from 5.73% for the first quarter of 2004 to 5.66% for the first quarter of 2005 (on a fully tax equivalent basis). Interest expense increased due to the higher interest rate environment, offset by the shift in composition of our interest-bearing liabilities. Our deposits have increased by approximately $64.6 million since year-end 2004, due primarily to our successful 13-month CD promotion, and the deposit of approximately $29 million of trust department money-market funds into Bank money-market and time deposit accounts. The growth in deposits was utilized in the first quarter of 2005 to pay off higher rate short-term and long-term borrowings of $23.3 million and $15.0 million, respectively. The combined effect of the increasing rate environment, the shift in composition of our interest-bearing liabilities, and the overall increase in average interest bearing liabilities in first quarter 2005 of $119.4 million compared to first quarter 2004 resulted in a 14 basis point increase in the average rate on our average interest-bearing liabilities to 2.48% in 2005, compared to 2.34% in the same first quarter of 2004.

Other Operating Income

Other operating income declined $.4 million (10%) during the first quarter of 2005 when compared to the same period for 2004. This decline was primarily attributable to a $.6 million decrease in income from securities gains in 2005. Securities gains were recognized in the first quarter of 2004 in anticipation of the planned dissolution during the second quarter of 2004 of First United Securities, Inc., a former subsidiary of the Bank. This decrease was offset by increases in insurance premium income, Trust department income and other income of approximately $.3 million in first quarter 2005 when compared to the same period of 2004.

Other Operating Expense

Other operating expense for the first quarter of 2005 increased less than $.1 million (2%) when compared to the same period for 2004. Salaries and employee benefits, which represent slightly more than half of total other operating expenses, increased $.3 million (7%) during the first quarter of 2005. This increase is primarily attributable to increased incentive pay, expansion into the Morgantown, West Virginia market in late 2004 and increased staffing to support our growth objectives and regulatory compliance.

Occupancy, equipment and data processing expense for the first quarter of 2005 increased $.1 million (6%) when compared to the first quarter of 2004, principally due to branch expansion in our existing and new market areas.

Other expenses for the three months ended March 31, 2005 decreased $.3 million (10%), over the same period of 2004 as a result of decreased business insurance costs, contract labor and expenses associated with Oakfirst Life. These decreases were offset slightly by increased costs associated with conversion of network lines for branch expansion and modernization and a focused advertising campaign in the first quarter of 2005.

Applicable Income Tax

The Corporation’s effective tax rate for the first quarter of 2005 increased to 36% from 34% for the first quarter of 2004, and income taxes for the first quarter of 2005 were $1.5 million, compared to $1.4 million for the same period in 2004. This increase primarily reflects the previously-disclosed liquidations of First United Capital Investments, Inc. in February 2004 and First United Securities, Inc. in May 2004.

FINANCIAL CONDITION

Balance Sheet Overview

Our total assets reached $1.26 billion at March 31, 2005, representing an increase of $24 million (2%) since December 31, 2004. This growth resulted from an increase in gross loans of $12 million and growth in investment securities of $12 million. Total liabilities increased by $23 million during the quarter. The Bank experienced growth in deposits of $65 million while short and long-term borrowings decreased $24 million and $17 million, respectively, primarily due to repayment of Federal Home Loan Bank borrowings. Deposits increased primarily due to our successful 13-month CD promotion, and the deposit of approximately $29 million of trust department money-market funds into Bank money-market and time deposit accounts.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	March 31, 2005		December 31, 2004
Commercial	$380.9	41%	$373.9	41%
Residential-Mortgage	327.8	36	319.0	35
Installment	196.8	21	199.9	22
Residential-Construction	18.0	2	18.2	2
Lease Financing	.2	—	.5	—

Total Loans	$923.7	100%	$911.5	100%

Comparing loans at March 31, 2005 to loans at December 31, 2004, our loan portfolio grew by $12 million (1%). Growth in commercial loans ($7 million) and mortgage loans ($9 million) was offset by a decline in the installment portfolio ($3 million). The decrease in installment loans resulted from our intention to de-emphasize this type of very rate-competitive lending in our major markets. Our commercial loan portfolio increased due to development of customer relationships in our new markets as well as greater penetration of existing relationships. Residential mortgage loans as a percentage of the portfolio increased by 1% since December 31, 2004 due to the relatively low interest rate environment and continued new construction in our key market areas. At March 31, 2005, approximately 79% of the commercial loan portfolio was collateralized by real estate.

The following table presents the risk elements of our loan portfolio at the dates indicated. We have no knowledge of any potential problem loans other than those listed in this table.

(Dollars in thousands)	March 31, 2005	December 31, 2004

Non-accrual loans	$2,597	$3,439
Accruing loans past due 90 days or more	2,022	1,105
Total	$4,619	$4,544
Total as a percentage of total loans	.50%	.50%

Allowance and Provision for Loan Losses

The allowance for loan losses is based on our continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. We utilize the methodology outlined in the FDIC Statement of Policy on Allowance of Loan and Lease Losses. Determination of an appropriate allowance begins with segregation of the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer) loans. Each loan pool is then analyzed with general allowances and specific allocations being made as appropriate. For general allowances, historical loss activity, modified by current qualitative factors, are used in the estimate of losses in the current portfolio. Specific allocations are considered for individual loans that are identified in our internal grading system as those which possess certain qualities or characteristics that may lead to collection and loss issues.

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management reviews these estimates quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

	2005	2004
Balance, January 1	$6,814	$5,974
Gross credit losses	(293)	(347)
Recoveries	106	146
Net credit losses	(187)	(201)
Provision for loan losses	(91)	45
Balance at end of period	$6,536	$5,818
Allowance for Loan Losses to loans outstanding	.71%	.70%
Net charge-offs to average loans outstanding during the period, annualized	.10%	.10%

Although the balance of our total gross loans increased by $12 million during the first quarter of 2005 when compared to gross loans at December 31, 2004, our annualized net charge off experience relative to total average loans remained consistent at .10% for this period and for the first quarter of 2004. The net charge-off rate of .10% for the first quarter of 2005 is a slight decline over the .20% net charge-off rate for the entire year ended December 31, 2004.

Net charge offs relating to the installment loan portfolio represent greater than 90% of our total net charges for the first quarter of 2005 and for fiscal years 2004 and 2003. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved dramatically, as loans past due 30 days or more were $1.9 million or ..96 % of the installment portfolio at March 31, 2005. This compares favorably to $2.7 million or 1.41% at December 31, 2004 and $2.5 million or 1.51% at March 31, 2004.

The provision for loan losses was a credit, or reduction to expense of $.1 million for the first quarter of 2005, compared to approximately $.1 million of expense for the same period of 2004. This decrease in the provision for loan losses resulted from an improvement in the balance of non-accrual loans and other credit quality issues in our installment and commercial portfolios since December 31, 2004. Additionally, the percentage of non-accrual loans and loans past-due greater than 90 days or more as a percentage of total loans was .50% at March 31, 2005, which is unchanged from December 31, 2004. As a result of our evaluation of the loan portfolio using the factors and methodology summarized above, the allowance for loan losses decreased slightly to $6.5 million at March 31, 2005, compared to $6.8 million at December 31, 2004. We believe that the allowance at March 31, 2005 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries on previously charged-off loans.

Investment Securities

Our entire investment securities portfolio is categorized as available-for-sale, and is carried at market value. The following table presents the composition of our securities portfolio at the dates indicated:

(Dollars in millions)	March 31, 2005		December 31, 2004
U.S. government and agencies	$118.8	53%	$102.3	48%
Mortgage-backed securities	69.3	31	74.4	35
Obligations of states and political subdivisions	24.0	11	22.5	11
Corporate and other debt securities	10.1	5	11.5	6
Other securities	—	—	—	—
Total Investment Securities	$222.2	100%	$210.7	100%

The increase in our securities portfolio since December 31, 2004 is due to the purchase of short-term securities to collateralize certain short-term borrowings.

Deposits

The following table presents the composition of our deposits at the dates indicated:

(Dollars in millions)	March 31, 2005		December 31, 2004
Noninterest-bearing demand deposits	$116.4	13%	$114.7	13%
Interest-bearing demand deposits	291.4	32	273.8	32
Savings deposits	63.3	7	59.8	7
Time deposits less than $.1	201.8	22	214.4	25
Time deposits $.1 or more	242.3	26	188.0	22
Total Deposits	$915.2	100%	$850.7	100%

Deposits grew by 7% during the first quarter of 2005 when compared to deposits at December 31, 2004. This increase is due to our successful 13-month CD promotion, and the deposit of approximately $29 million of Trust Department money-market funds into Bank money-market and time deposit accounts.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In millions)	March 31, 2005	December 31, 2004

FHLB short term borrowings	$—	$23.3
Securities sold under agreements to repurchase	86.4	86.9
Total short-term borrowings	$86.4	$110.2

FHLB advances	$122.7	$139.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$158.6	$175.4

In March 2004, the Corporation issued $30.9 million of junior subordinated debentures to FUST I and FUST II. Proceeds of these offerings were used to redeem $23 million of 9.375% subordinated debentures of the Corporation’s previously-issued 9.375% subordinated debentures in September 2004. In December 2004, the Corporation issued an additional $5.0 million of debentures. Further information about these borrowings is provided in Note D of the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this quarterly report.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. Finally, as evidenced by the issuance of the Trust Preferred Securities as discussed in Note D to the consolidated financial statements, we may from time to time access capital markets to meet some of our liquidity needs. The Corporation actively manages its liquidity position through the Asset and Liability Management Committee of the Board of Directors. Monthly reviews by management and quarterly reviews by this Board committee under prescribed policies and procedures are designed to ensure that the Corporation will maintain adequate levels of available funds. Management believes that the Corporation has adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at March 31, 2005:

		Required
	Actual	For
	at	Capital	To Be
	March 31,	Adequacy	Well
	2005	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.33%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.00	4.00	6.00
Tier 1 Capital (to average assets)	8.15	3.00	5.00

At March 31, 2005, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements. See Note D of the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this quarterly report for further details on our capital position.

The Corporation paid a cash dividend of $.185 per share on February 1, 2005. On March 16, 2005, the Corporation’s board of directors declared another dividend of an equal amount, payable on May 1, 2005 to shareholders of record as of April 15, 2005.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $132.0 million and $5.9 million, respectively, at March 31, 2005, compared to $141.4 million and $5.3 million, respectively, at December 31, 2004. We are not party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate these risks. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2004, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity”. Management believes that there has been no material changes in our market risks or in the procedures used to evaluate and mitigate these risks since December 31, 2004.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of March 31, 2005 was carried out under the supervision and with the participation of our management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

During the first quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that follows the signatures at the end of this report, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 3, 2005	By:	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date: May 3, 2005	By:	/s/ Robert W. Kurtz
Robert W. Kurtz, President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1
First United Bank & Trust Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.2
Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.3
Endorsement Split Dollar Agreement between the Bank and William B. Grant (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.4
Endorsement Split Dollar Agreement between the Bank and Robert W. Kurtz (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.5
Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (incorporated by reference to Exhibit 10.5 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.6
Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (incorporated by reference to Exhibit 10.6 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.7
Endorsement Split Dollar Agreement between the Bank and Eugene D. Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.8
Endorsement Split Dollar Agreement between the Bank and Steven M. Lantz (incorporated by reference to Exhibit 10.8 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.9
Endorsement Split Dollar Agreement between the Bank and Robin M. Murray (incorporated by reference to Exhibit 10.9 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.10
Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.11
First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith)

32.2	Certification of the CFO pursuant to 18 U.S.C. § 1350 (furnished herewith)

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004)