Form 10-Q
period 2005-06-30
FIRST UNITED CORP/MD/
filed 2005-08-08
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,105,521 shares of common stock, par value $.01 per share, as of June 30, 2005.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition - June 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited) - for the six months and three months ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) - for the six months ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements (unaudited)

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

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$25,529	$24,159
Federal funds sold	—	—
Interest-bearing deposits in banks	3,061	1,855
Investment securities available-for-sale (at market value)	202,202	210,661
Federal Home Loan Bank stock, at cost	8,996	9,525
Loans	957,252	911,450
Allowance for loan losses	(7,228)	(6,814)
Net loans	950,024	904,636
Premises and equipment, net	24,032	23,523
Goodwill and other intangible assets	14,870	15,149
Bank owned life insurance	23,776	23,420
Accrued interest receivable and other assets	14,932	18,949

Total Assets	$1,267,422	$1,231,877

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$115,468	$114,734
Interest-bearing deposits	796,194	735,927
Total deposits	911,662	850,661
Short-term borrowings	101,720	110,232
Long-term borrowings	156,894	175,415
Accrued interest and other liabilities	7,336	8,086
Dividends payable	1,130	1,127
Total Liabilities	1,178,742	1,145,521
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock -- par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,106 shares at June 30, 2005 and 6,093 shares at December 31, 2004	61	61
Surplus	20,693	20,453
Retained earnings	68,046	65,405
Accumulated other comprehensive income (loss)	(120)	437
Total Shareholders' Equity	88,680	86,356

Total Liabilities and Shareholders' Equity	$1,267,422	$1,231,877

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$28,988	$25,795
Investment securities:
Taxable	3,376	3,016
Exempt from federal income tax	573	642
	3,949	3,658
Federal funds sold	39	1
Total interest income	32,976	29,454

Interest expense
Deposits	8,426	5,432
Short-term borrowings	1,058	393
Long-term borrowings	3,909	5,524
Total interest expense	13,393	11,349
Net interest income	19,583	18,105
Provision for loan losses	916	784
Net interest income after provision for loan losses	18,667	17,321

Other operating income
Service charge income	1,929	1,903
Trust department income	1,584	1,400
Security gains/(losses)	(190)	701
Insurance premium income	797	702
Other income	1,843	1,739
Total other operating income	5,963	6,445
Other operating expenses
Salaries and employee benefits	9,049	8,547
Occupancy, equipment and data processing	3,098	2,874
Other expense	4,761	5,208
Total other operating expenses	16,989	16,629
Income before income taxes	7,639	7,137
Applicable income taxes	2,748	2,428
Net income	$4,890	$4,709

Earnings per share	$.80	$.77
Dividends per share	$.37	$.36
Weighted average number of shares outstanding	6,099,452	6,087,433

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$14,825	$13,067
Investment securities:
Taxable	1,675	1,485
Exempt from federal income tax	302	301
	1,977	1,786
Federal funds sold	24	-
Total interest income	16,826	14,853

Interest expense
Deposits	4,428	2,694
Short-term borrowings	534	193
Long-term borrowings	1,871	2,969
Total interest expense	6,833	5,856
Net interest income	9,993	8,997
Provision for loan losses	1,007	739
Net interest income after provision for loan losses	8,986	8,258

Other operating income
Service charge income	1,018	983
Trust department income	794	700
Security gains/(losses)	(218)	27
Insurance premium income	349	394
Other income	936	900
Total other operating income	2,879	3,004
Salaries and employee benefits	4,511	4,294
Occupancy, equipment and data processing	1,546	1,404
Other expense	2,452	2,535
Total other operating expenses	8,509	8,233
Income before income taxes	3,356	3,029
Applicable income taxes	1,219	1,032
Net income	$2,136	$1,997

Earnings per share	$.35	$.33
Dividends per share	$.185	$.18
Weighted average number of shares outstanding	6,102,442	6,087,433

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Operating activities
Net Income	$4,890	$4,709
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	916	784
Depreciation	1,271	1,130
Amortization of intangible assets	279	279
Net accretion and amortization ofinvestment security discounts and premiums	292	734
Loss/(Gain) on sale of investment securities	190	(701)
Decrease/(Increase) in accrued interest receivable and other assets	4,091	(566)
Decrease in accrued interest and other liabilities	(749)	(1,897)
Increase in bank owned life insurance value	(356)	(317)
Net cash provided by operating activities	10,824	4,155

Investing activities
Net increase in interest-bearing deposits in banks	(1,206)	(503)
Proceeds from maturities and sales of investment securities available-for-sale	64,813	64,044
Purchases of investment securities available-for-sale	(57,954)	(47,921)
Net increase in loans	(45,802)	(71,634)
Net decrease in FHLB stock	528	235
Purchases of premises and equipment	(1,780)	(5,024)
Net cash used in investing activities	(41,401)	(60,803)

Financing activities
Net decrease in short-term borrowings	(8,512)	11,521
Proceeds from issuance of junior subordinated debentures	—	30,929
Net decrease in other long-term borrowings	(18,521)	(3,519)
Net increase in deposits	61,001	19,559
Cash dividends paid	(2,260)	(2,192)
Proceeds from issuance of common stock	240	—
Net cash provided by financing activities	31,947	56,298

Cash and cash equivalents at beginning of the year	24,159	20,272
Increase/(decrease) in cash and cash equivalents	1,370	(350)

Cash and cash equivalents at end of period	$25,529	$19,922

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note B - Earnings per Share

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $4.3 and $2.3 million for the six months ended June 30, 2005 and 2004, respectively.

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

The Trust Preferred Debentures issued to FUST I pay interest at a variable rate based on the three-month LIBOR plus 2.75%, reset quarterly. As of June 30, 2005, the rate had adjusted to 6.17%. The Trust Preferred Debentures issued to FUST II pay interest at a fixed rate of 6.02%, payable quarterly, for five years, after which time the rate will be based on the three-month LIBOR plus 2.75%, reset quarterly until maturity. Holders of the Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Trust Preferred Debentures issued to FUST I, and holders of the Fixed/Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Trust Preferred Debentures issued to FUST II.

The Trust Preferred Debentures mature in 2034 and, except in certain extraordinary circumstances, are redeemable prior to maturity at the Corporation’s option on or after June 17, 2009. The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Trust Preferred Debentures.

The Trust Preferred Debentures represent the sole assets of the Trusts, and payments under the Trust Preferred Debentures are the sole source of cash flow of the Trusts. Neither of the Trusts is consolidated with the Corporation for financial reporting purposes, and their financial positions and results of operations are not included in the consolidated financial condition or results of operations. Despite this non-consolidation, the Federal Reserve Board permits up to 25% of the Corporation’s Tier I capital to be comprised of, together with other cumulative preferred stock, trust preferred securities issued by the Corporation’s unconsolidated subsidiaries. Accordingly, $29.2 million of the Trust Preferred Securities qualifies as Tier I capital and the remainder qualifies as Tier II capital.

The Corporation issued an additional $5.0 million of debentures in December 2004 to a private investor. These debentures have a fixed rate of 5.88% for the first five years, with interest payable quarterly, and then convert to a floating rate based on the three month LIBOR plus 185 basis points. Although these debentures mature in 2014, they are redeemable five years after issuance at the Corporation’s option. The entire $5.0 million qualifies as Tier II capital.

Note E - Borrowed Funds

  The following is a summary of short-term borrowings with original maturities less than one year (dollars in thousands):

	June 30, 2005	December 31, 2004
Short-term FHLB:
Overnight borrowings,
Interest rate of 3.48% at June 30, 2005	$23,500	—

Advance,
Interest rate of 2.62% maturing in March 2005 -	$23,318

Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 2.34% and 2.14%, respectively	78,220	86,914
	$101,720	$110,232

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 3.12% to 5.57% at June 30, 2005	$120,965	$139,486
Junior subordinated debt, bearing interest at rates ranging from 5.88% to 6.17% at June 30, 2005	35,929	35,929
	$156,894	$175,415

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the consolidated financial condition and results of operations of the Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto presented herein. Unless the context clearly suggests otherwise, references to “us”, “we”, “our”, or “the Corporation” in this report are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,”“estimate,”“should,”“expect,”“believe,”“intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in Exhibit 99.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), Oakfirst Life Insurance Corporation, an Arizona reinsurance company (“Oakfirst Life”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, FUST I and FUST II, and First United Insurance Group, LLC, a full service insurance producer organized under Maryland law (the “Insurance Group”) that succeeded to all of the business of Gonder Insurance Agency, Inc. on January 1, 2005. OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 24 offices and 33 automated teller machines. The Bank has two subsidiaries: First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans, and First United Auto Finance, LLC, an inactive indirect automobile leasing company.

We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2005 and 2004 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Six Months
	Ended June 30,
	2005	2004
Per Share Data
Net Income	$.80	$.77
Dividends Paid	.37	.36
Book Value	14.54	13.84

Significant Ratios
Return on Average Assets (a)	.78%	.83%
Return on Average Equity (a)	11.22	11.10
Dividend Payout Ratio	46.15	46.54
Average Equity to Average Assets	6.98	7.49

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Net income for the first six months of 2005 increased 4% to $4.9 million or $.80 per share, compared to $4.7 million or $.77 per share for the same period of 2004. Net income for the second quarter of 2005 increased 5% to $2.1 million or $.35 per share, when compared to $2.0 million, or $.33 per share, for the second quarter of 2004. The 2005 increases resulted from improved earnings on interest-earning assets, principally in the commercial loan portfolio. Overall, net interest income before the provision for loan losses improved by $1.5 million, or 8% for the first six months of 2005 and $1.0 million or 11% for the second quarter of 2005 when compared to the same periods of 2004. The provision for loan losses increased by $.3 million or 36% for the three months ended June 30, 2005 and $.1 million or 17% for the six months ended June 30, 2005 when compared to the same periods in 2004, due primarily to a special allocations of $.5 million made for commercial loans during the second quarter of 2005.

Other operating income declined slightly in comparison to 2004, by $.1 million for the second quarter of 2005 and by $.5 million for the six months ended June 30, 2005, due primarily to a $.2 million loss on the sale of securities during the second quarter of 2005. The proceeds from this sale were reinvested into longer-term mortgage-backed securities and municipal securities resulting in improved yields and a better match with scheduled maturities of our liabilities. Operating expenses for the first six months of 2005 and for the second quarter of 2005 exceeded operating expenses for the corresponding periods of 2004 by $.4 million and $.3 million, respectively. The increases are due to the addition of employees necessary to support our branch expansion and increased incentive pay attributable to growth objectives.

Our performance ratios have remained stable when compared to the same periods of 2004. Annualized Returns on Average Equity (“ROAE”) were 11.22% and 11.10% for the six- month periods ending June 30, 2005 and 2004, respectively. Annualized Returns on Average Assets (“ROAA”) were .78% and .83% for the first six months of 2005 and 2004, respectively.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30
		2005			2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$924,622	$29,004	6.27%	$818,318	$25,829	6.31%
Investment securities	212,592	3,981	3.74	214,650	3,840	3.58
Other interest earning assets	17,446	315	3.61	15,173	165	2.17
Total earning assets	$1,154,660	33,300	5.77%	$1,048,141	29,834	5.69%

Interest-bearing liabilities
Interest-bearing deposits	$799,199	8,426	2.11	$680,330	5,432	1.60
Short-term borrowings	95,443	1,058	2.22	74,948	393	1.05
Long-term borrowings	167,758	3,909	4.66	205,371	5,524	5.38
Total interest-bearing liabilities	$1,062,400	13,393	2.52	$960,649	11,349	2.36

Net interest income and spread		$19,907	3.25%		$18,485	3.33%

Net interest margin			3.45%			3.53%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $1.4 million during the first six months of 2005 over the same period in 2004, due to a $3.5 million (12%) increase in interest income offset by a $2.0 million (18%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $107 million (10%) during the first six months of 2005 when compared to the first six months of 2004. This increase is primarily attributable to the significant growth that we experienced in our loan portfolio throughout all of 2004 and continuing into 2005. Continued emphasis on adjustable rate loan products, including some offered at low initial rates, offset by the impact of slowly rising interest rates beginning in the third quarter of 2004, contributed to the minimal increase in the average rate on our average earning assets of only eight basis points, from 5.69% for the first six months of 2004 to 5.77% for the first six months of 2005 (on a fully tax equivalent basis). Interest expense increased during the first six months of 2005 when compared to the same period of 2004 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $102 million, and was offset by the shift in composition of our interest-bearing liabilities. Deposits have increased by approximately $61 million since 2004 year-end, due primarily to our successful 13-month CD promotion during the first quarter and the deposit of approximately $29 million of trust department money-market funds into Bank money-market accounts. The growth in deposits was utilized in the first quarter of 2005 to pay off higher rate short-term and long-term borrowings of $23.3 million and $15.0 million, respectively. The combined effect of the increasing rate environment, the increase in our average interest-bearing liabilities, and the shift in composition of our interest-bearing liabilities, resulted in a 16 basis point increase in the average rate on our average interest-bearing liabilities from 2.36% for the six months ended June 30, 2004 to 2.52% for the same period of 2005.

	For the Quarter Ended June 30
		2005			2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$923,923	$14,833	6.42%	$832,293	$13,084	6.29%
Investment securities	207,163	2,008	3.88	199,627	1,863	3.73
Other interest earning assets	15,194	155	4.08	19,255	84	1.75
Total earning assets	$1,146,280	16,996	5.93%	$1,051,175	15,031	5.72%

Interest-bearing liabilities
Interest-bearing deposits	$819,204	4,428	2.16	$701,403	2,694	1.54
Short-term borrowings	107,203	534	1.99	72,784	193	1.06
Long-term borrowings	157,357	1,871	4.76	219,697	2,969	5.41
Total interest-bearing liabilities	$1,083,764	6,833	2.52	$993,884	5,856	2.36

Net interest income and spread		$10,163	3.41%		$9,175	3.36%

Net interest margin			3.55%			3.49%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the second quarter of 2005 increased $1.0 million when compared to the second quarter of 2004. This increase resulted from a $2.0 million increase in interest income during the period, offset by an increase in interest expense of $1.0 million. The increase in interest income resulted from an increase in average interest-earning assets of $95 million (9%) during the second quarter of 2005, coupled with a 21 basis point increase in the average yield on such earning assets. Average interest-bearing liabilities increased $90 million (4%) during the second quarter of 2005 when compared to the second quarter of 2005. However, a 16 basis point increase in the effective rate of these interest-bearing liabilities resulted in an increase in interest expense of $1.0 million.

Other Operating Income

Other operating income decreased $.5 million (7%) during the first six months of 2005 when compared to the same period of 2004. For the second quarter of 2005, other operating income decreased $.1 million compared to the second quarter of 2004. The decrease is attributable to $.2 million in security losses recognized in the second quarter of 2005 as compared to $.7 million in security gains for the same period of 2004. This decrease was offset by an increase of $.2 million in trust income and an increase of $.1 million in insurance commissions.

Other Operating Expense

Other operating expense increased $.4 million (2%) for the first six months of 2005 when compared to the same period of 2004. For the second quarter of 2005, other operating expenses increased $.3 million (3%) when compared to the second quarter of 2004. Salaries and employee benefits represent slightly more than half of total other operating expenses and increased $.5 million (6%) and $.2 million (5%) during the first six months and second quarter of 2005, respectively, when compared to the corresponding periods of 2004. These increases are mainly attributable to the expansion into the Morgantown, West Virginia market in December of 2004 and to increased incentive pay during the periods discussed.

Occupancy and equipment expense, for the first six months and second quarter of 2005 increased $.2 million (8%) and $.1 million (10%), respectively, when compared to the same periods of 2004. These increases were principally due to branch expansion in existing and new market areas.

Other expenses decreased $.4 million (9%) during the first six months of 2005 and decreased slightly during the second quarter of 2005 when compared to the same periods of 2004. These decreases are primarily due to reduced professional fees associated with compliance costs related to the Sarbanes-Oxley Act.

Applicable Income Taxes

Income tax expense for the six and three months ended June 30, 2005 was $2.7 million and $1.2 million, respectively, compared to $2.4 million and $1.0 million for the same periods in 2004. The effective tax rate for the three- and six-month periods ended June 30, 2005 increased to 36%, compared to 34% for the same periods in 2004. This increase in the effective rate reflects the tax effect of the Corporation’s liquidations of First United Capital Investments, Inc. in February 2004 and First United Securities, Inc. in May 2004.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets reached $1.27 billion at June 30, 2005, representing an increase of $35 million (3%) since December 31, 2004. This growth resulted from an increase in gross loans of $46 million offset by declines in investment securities and other assets of $9 million and $4 million, respectively. Total liabilities have increased by $33 million since December 31, 2004. The Bank experienced growth in deposits of $61 million while short-term and long-term borrowings decreased $9 million and $19 million, respectively, due to repayment of Federal Home Loan Bank borrowings. Deposits increased as a result of a successful 13-month CD promotion and the deposit of approximately $29 million of trust department money-market funds into Bank money-market accounts.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	June 30, 2005		December 31, 2004

Commercial	$393.4	41%	$373.9	41%
Residential-Mortgage	344.5	36	319.0 35
Installment	197.8	21	199.9	22
Residential-Construction	21.6	2	18.2	2
Lease Financing	—	—	.5	—

Total Loans	$957.3	100%	$911.5	100%

Comparing loans at June 30, 2005 to loans at December 31, 2004, our loan portfolio increased by $46 million (5%), reflecting strong demand for commercial loans ($20 million) and residential real estate loans ($26 million) during the first half of 2005. Management attributes the increase in our commercial loan portfolio to the development of customer relationships in our new markets as well as greater penetration of existing relationships. The $25.5 million increase in residential mortgage loans since December 31, 2004 is attributable to the relatively low interest rate environment and continued new construction in our key market areas. At June 30, 2005, approximately 78% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. We have no knowledge of any potential problem loans other than those listed in this table.

(Dollars in thousands)	June 30, 2005	December 31, 2004

Non-accrual loans	$3,199	3,439
Accruing loans past due 90 days or more	1,2581,105
Total	$4,457	$4,544
Total as a percentage of total loans	.47%	.50%

Allowance and Provision for Loan Losses

The allowance for loan losses is based on our continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. We utilize the methodology outlined in the FDIC Statement of Policy on Allowance of Loan and Lease Losses. In order to determine an appropriate allowance, we first segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is then analyzed with general allowances and specific allocations being made as appropriate. For general allowances, historical loss activity, modified by current qualitative factors, are used in the estimate of losses in the current portfolio. Specific allocations are considered for individual loans that are identified in our internal grading system as those which possess certain qualities or characteristics that may lead to collection and loss issues.

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

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):

	2005	2004

Balance, January 1	$6,814	$5,974
Gross credit losses	(730)	(770)
Recoveries	228	282
Net credit losses	(502)	(488)
Provision for loan losses	916	784
Balance at end of period	$7,228	$6,270
Allowance for Loan Losses to loans outstanding (as %)	.76%	.73%

Net charge-offs to average loans outstanding during the period, annualized (as %)	.11%	.12%

Annualized net charge off experience relative to total average loans remained consistent at .11% for the first six months of 2005 compared to .12% for the first six months of 2004, which represents a slight decline from the .20% net charge-off rate experienced for the year ended December 31, 2004.

Net charge offs relating to the installment loan portfolio represent 51% of our total net charge-offs for the first six months of 2005. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.6 million or 1.3 % of the installment portfolio at June 30, 2005, compared to $2.7 million or 1.41% at December 31, 2004.

The provision for loan losses was $.9 million for the first six months of 2005, as compared to $.8 million for the same period of 2004. This slight increase is due primarily to a special allocation of $.4 million made for a commercial loan during the second quarter of 2005. Additionally, the percentage of non-accrual loans and loans past-due greater than 90 days or more as a percentage of total loans was .47% at June 30, 2005, which is a slight decline from the .50% at December 31, 2004. As a result of the evaluation of the loan portfolio using the factors and methodology summarized above, the allowance for loan losses increased slightly to $7.2 million at June 30, 2005, compared to $6.8 million at December 31, 2004. Management believes that the allowance at June 30, 2005 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in qualitative factors.

Investment Securities

At June 30, 2005, our entire investment securities portfolio was categorized as available-for-sale and is carried at market value. The following table presents the composition of our securities portfolio at the dates indicated:

(Dollars in millions)	June 30, 2005		December 31, 2004

U.S. government and agencies	$94.3	47%	$102.3	48%
Mortgage-backed securities	68.7	34	74.4	35
Obligations of states and political subdivisions	29.1	14	22.5	11
Corporate and other debt securities	10.1	5	11.5	6
Other securities	—	—	—	—

Total Investment Securities	$202.2	100%	$210.7	100%

The decrease in our securities portfolio during the first six months of 2005 was primarily attributable to calls or maturities of securities that were not replaced because the proceeds were used to fund loan demand. Management reviewed the composition of the investment portfolio during the second quarter of 2005 and decided to sell certain securities with relatively short-term maturities, resulting in a second quarter loss of $.2 million. The proceeds from this sale were reinvested into mortgage-backed securities and municipal securities with longer maturities that more closely match the scheduled maturities of our liabilities.

Deposits

  The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	June 30, 2005		December 31, 2004
Noninterest-bearing demand deposits $ 115.5	12%	$114.7	13%
Interest-bearing demand deposits	290.4	32	273.8	32
Savings deposits	60.6	7	59.8	7
Time deposits less than $.1	209.9	23	214.4	25
Time deposits $.1 or more	235.3	26	188.0	22

Total Deposits	$911.7	100%	$850.7	100%

Deposits grew by $61 million or 7% during the first half of 2005 when compared to deposits at December 31, 2004. This increase is attributable to our successful 13-month CD promotion and the deposit of Trust Department money-market funds into Bank money-market and time deposit accounts. We purchase brokered certificates of deposit when necessary to fund significant loan growth. At June 30, 2005 and December 31, 2004, brokered certificates of deposit in excess of $100,000 amounted to $150 million and $146 million, respectively.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In millions)	June 30, 2005	December 31, 2004

FHLB short-term borrowings	$23.5	$23.3
Securities sold under agreements to repurchase	78.2	86.9
Total short-term borrowings	$101.7	$110.2

FHLB advances	$121.0	$139.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$156.9	$175.4

Total short-term borrowings decreased by approximately $9 million during the first six months of 2005 primarily as a result of moving $10 million from repurchase agreements into certificates of deposit. This decline was offset by $1 million increase in repurchase agreements. Long-term borrowings decreased by $18.5 million during the same period due to repayment of a $15.0 million FHLB advance and scheduled principal repayments on remaining FHLB advances.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As discussed in Note D to the consolidated financial statements, we may from time to time access capital markets and/or borrower funds from private investors to meet some of our liquidity needs. The Corporation actively manages its liquidity position through the Asset and Liability Management Committee of its Board of Directors. Monthly reviews by management and quarterly reviews by this Board committee under prescribed policies and procedures are designed to ensure that the Corporation will maintain adequate levels of available funds. Management believes that the Corporation has adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at June 30, 2005:

	Actual	Required For Capital Adequacy Purposes	Required To Be Well Capitalized

Total Capital (to risk-weighted assets)	12.28%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	10.94	4.00	6.00
Tier 1 Capital (to average assets)	8.21	3.00	5.00

At June 30, 2005, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements.

The Corporation paid a cash dividend of $.185 per share on May 1, 2005. On June 15, 2005, the Corporation declared another dividend of an equal amount, to be paid on August 1, 2005 to shareholders of record at July 15, 2005.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $134.0 million and $5.4 million, respectively, at June 30, 2005, compared to $141.4 million and $5.3 million, respectively, at December 31, 2004. We are not party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate these risks. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity”. Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2004.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2005 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

During the second quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

First United Corporation’s annual meeting of shareholders was held on April 26, 2005. At this meeting, the shareholders elected five individuals to serve as directors until the 2008 annual meeting of shareholders and one individual to serve as director until the 2006 annual meeting of shareholders. First United Corporation submitted the matters to a vote through solicitation of proxies. The results of the elections are as follows:

Class I (Terms expires 2008)	FOR	WITHHELD	ABSTAINED	BROKER NON-VOTES

01 David J. Beachy	4,747,969	66,081	N/A	N/A
02 Faye E. Cannon	4,748,290	65,760	N/A	N/A
03 Paul Cox, Jr.	4,751,851	62,199	N/A	N/A
04 William B. Grant	4,731,026	83,024	N/A	N/A
05 John W. McCullough	4,756,426	57,624	N/A	N/A

Class II (Term expires 2006)

06 Gary R. Ruddell	4,742,682	71,368	N/A	N/A

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

FIRST UNITED CORPORATION

Date: August 5, 2005	By:	/s/ William B. Grant
William B. Grant, Chairman of the Board and Chief Executive Officer

Date August 5, 2005	By:	/s/ Robert W. Kurtz
Robert W. Kurtz, President and Chief Financial Officer
Title

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

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