Form 10-Q
period 2005-09-30
FIRST UNITED CORP/MD/
filed 2005-11-07
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,112,067 shares of common stock, par value $.01 per share, as of September 30, 2005.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Statements of Financial Condition - September 30, 2005 (unaudited) and December 31, 2004

Consolidated Statements of Income (unaudited) - for the nine months and three months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2005 and 2004

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

Item 5.    Other Information

Item 6.    Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$25,336	$24,159

Interest-bearing deposits in banks	2,563	1,855
Investment securities available-for-sale (at market value)	201,817	210,661
Federal Home Loan Bank stock, at cost	9,299	9,525
Loans	986,217	911,450
Allowance for loan losses	(7,292)	(6,814)
Net loans	978,925	904,636
Premises and equipment, net	23,636	23,523
Goodwill and other intangible assets	14,731	15,149
Bank owned life insurance	24,027	23,420
Accrued interest receivable and other assets	19,418	18,949

Total Assets	$1,299,752	$1,231,877

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$114,223	$114,734
Interest-bearing deposits	813,543	735,927
Total deposits	927,766	850,661
Short-term borrowings	115,632	110,232
Long-term borrowings	155,133	175,415
Accrued interest and other liabilities	9,625	8,086
Dividends payable	1,131	1,127
Total Liabilities	1,209,287	1,145,521
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock -- par value $.01 per share;
Authorized 25,000 shares; issued and outstanding
6,112 shares at September 30, 2005 and 6,093
shares at December 31, 2004	61	61
Surplus	20,827	20,453
Retained earnings	69,959	65,405
Accumulated other comprehensive income (loss)	(382)	437
Total Shareholders' Equity	90,464	86,356

Total Liabilities and Shareholders' Equity	$1,299,752	$1,231,877

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Interest income
Loans, including fees	$45,056	$39,062
Investment securities:
Taxable	5,042	4,600
Exempt from federal income tax	929	927
	5,971	5,527
Federal funds sold	48	25
Total interest income	51,075	44,614

Interest expense
Deposits	13,524	8,536
Short-term borrowings	1,823	724
Long-term borrowings	5,757	8,437
Total interest expense	21,104	17,697
Net interest income	29,971	26,917
Provision for loan losses	1,272	1,635
Net interest income after provision for loan losses	28,699	25,282
Other operating income
Service charge income	3,047	2,863
Trust department income	2,405	2,042
Security (losses)/gains	(132)	703
Insurance premium income	1,242	1,063
Other income	2,888	2,576
Total other operating income	9,450	9,247
Other operating expenses
Salaries and employee benefits	13,767	12,826
Occupancy, equipment and data processing	4,659	4,378
Expenses related to early redemption of long-term borrowings	-	910
Other expense	7,349	7,610
Total other operating expenses	25,775	25,724
Income before income taxes	12,374	8,805
Applicable income taxes	4,440	3,001
Net income	$7,934	$5,804

Earnings per share	$1.30	$.95
Dividends per share	$.555	$.54
Weighted average number of shares
outstanding	6,102,582	6,087,433

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2005	2004
	(Unaudited)

Interest income
Loans, including fees	$16,069	$13,267
Investment securities:
Taxable	1,666	1,584
Exempt from federal income tax	355	285
	2,021	1,869
Federal funds sold	9	24
Total interest income	18,099	15,160

Interest expense
Deposits	5,097	3,104
Short-term borrowings	765	331
Long-term borrowings	1,848	2,913
Total interest expense	7,710	6,348
Net interest income	10,389	8,812
Provision for loan losses	356	851
Net interest income after provision for loan losses	10,033	7,961

Other operating income
Service charge income	1,118	960
Trust department income	820	642
Security gains	59	2
Insurance premium income	445	361
Other income	1,047	837
Total other operating income	3,489	2,802

Other operating expenses
Salaries and employee benefits	4,718	4,279
Occupancy, equipment and data processing	1,562	1,504
Expenses related to early redemption of long-term borrowings	-	910
Other expense	2,507	2,402
Total other operating expenses	8,787	9,095
Income before income taxes	4,735	1,668
Applicable income taxes	1,691	573
Net income	$3,044	$1,095

Earnings per share	$.50	$.18

Dividends per share	$.185	$.18
Weighted average number of shares
outstanding	6,108,789	6,087,433

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Operating activities
Net Income	$7,934	$5,804
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,272	1,635
Depreciation	1,701	1,754
Amortization of intangible assets	418	419
Amortization of deferred financing fees	-	910
Net accretion and amortization of investment security discounts and premiums	392	953
Loss/(Gain) on sale of investment securities	132	(703)
(Increase)/Decrease in accrued interest receivable and other assets	(469)	117
Increase/(Decrease) in accrued interest and other liabilities	1,539	(3,367)
Increase in bank owned life insurance value	(607)	(458)
Net cash provided by operating activities	12,312	7,064

Investing activities
Net increase in interest-bearing deposits in banks	(708)	(3,847)
Proceeds from maturities of investment securities available-for-sale	74,189	109,426
Proceeds from sales of investment securities Available-for-sale	26,918	9,484
Purchases of investment securities available-for-sale	(94,400)	(113,692)
Net increase in loans	(74,767)	(107,624)
Net decrease in FHLB stock	226	229
Purchases of premises and equipment	(1,808)	(6,117)
Net cash used in investing activities	(70,350)	(112,141)

Financing activities
Net increase in short-term borrowings	5,400	23,119
Proceeds from issuance of junior subordinated debentures	-	7,218
Net decrease in other long-term borrowings	(20,282)	(5,279)
Net increase in deposits	77,105	78,863
Cash dividends paid	(3,382)	(3,288)
Proceeds from issuance of common stock	374	-
Net cash provided by financing activities	59,215	100,633
Cash and cash equivalents at beginning of the year	24,159	20,272
Increase/(decrease) in cash and cash equivalents	1,177	(4,441)
Cash and cash equivalents at end of period	$25,336	$15,831

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note B - Earnings per Share

Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $7.1 and $5.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The Trust Preferred Debentures issued to FUST I pay interest at a variable rate based on the three-month LIBOR plus 2.75%, reset quarterly. As of September 30, 2005, the rate was 6.64%. The Trust Preferred Debentures issued to FUST II pay interest at a fixed rate of 6.02%, payable quarterly, for five years, after which time the rate will be based on the three-month LIBOR plus 2.75%, reset quarterly until maturity. Holders of the Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Trust Preferred Debentures issued to FUST I, and holders of the Fixed/Floating Rate Trust Preferred Securities are entitled to distributions at the same rate applicable to the Trust Preferred Debentures issued to FUST II.

The Trust Preferred Debentures mature in 2034 and, except in certain extraordinary circumstances, are redeemable prior to maturity at the Corporation’s option on or after June 17, 2009. The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Trust Preferred Debentures.

The Trust Preferred Debentures represent the sole assets of the Trusts, and payments under the Trust Preferred Debentures are the sole source of cash flow of the Trusts. Neither of the Trusts are consolidated with the Corporation for financial reporting purposes, and their financial positions and results of operations are not included in the consolidated financial condition or results of operations. Despite this non-consolidation, the Federal Reserve Board permits up to 25% of the Corporation’s Tier I capital to be comprised of, together with other cumulative preferred stock, trust preferred securities issued by the Corporation’s unconsolidated subsidiaries. The entire $30.0 million of the Trust Preferred Securities qualifies as Tier I capital at September 30, 2005.

The Corporation issued an additional $5.0 million of junior subordinated debentures in a private placement in December 2004. These debentures have a fixed rate of 5.88% for the first five years, with interest payable quarterly, and then convert to a floating rate based on the three month LIBOR plus 185 basis points. Although these debentures mature in 2014, they are redeemable five years after issuance at the Corporation’s option. The entire $5.0 million qualifies as Tier II capital.

Note E - Borrowed Funds

The following is a summary of short-term borrowings with original maturities less than one year (dollars in thousands):

	September 30, 2005	December 31, 2004

Short-term FHLB:
Overnight borrowings,
Interest rate of 4.05% at
September 30, 2005	$22,000	—

Advance, Interest rate of 2.62% matured in
March 2005	—	$23,318

Securities sold under agreements to repurchase, with
weighted average interest rate at end of
period of 2.49% and 2.14%, respectively	93,632	86,914
	$115,632	$110,232

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging
from 3.12% to 5.57% at September 30, 2005	$119,204	$139,486
Junior subordinated debt, bearing interest at rates
ranging from 5.88% to 6.64% at September 30, 2005	35,929	35,929
	$155,133	$175,415

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

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), Oakfirst Life Insurance Corporation, an Arizona reinsurance company (“Oakfirst Life”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, FUST I and FUST II, and First United Insurance Group, LLC, a full service insurance producer organized under Maryland law (the “Insurance Group”) that succeeded to all of the business of Gonder Insurance Agency, Inc. on January 1, 2005. OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 25 offices and 34 automated teller machines. The Bank has two subsidiaries: First United Investment Trust, a Maryland real estate investment trust that invests in mortgage loans (the “REIT”), and First United Auto Finance, LLC, an inactive indirect automobile leasing company.

As previously disclosed, the Company intends to liquidate Oakfirst Life by transferring all of its assets to the Company. Although management expected to finalize the liquidation during the second quarter of 2005, the Company is still awaiting final regulatory approval.

We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2005 and 2004 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Nine Months
	Ended September 30,
	2005	2004
Per Share Data
Net Income	$1.30	$.95
Dividends Paid	.555	.54
Book Value	14.83	14.15

Significant Ratios
Return on Average Assets (a)	.84%	.67%
Return on Average Equity (a)	11.97	9.05
Dividend Payout Ratio	42.70	56.64
Average Equity to Average Assets	7.00	7.39

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Net income for the first nine months of 2005 increased 37% to $7.9 million or $1.30 per share when compared to $5.8 million or $.95 per share for the same period of 2004. Net income for the third quarter of 2005 increased to $3.0 million or $.50 per share, compared to $1.1 million or $.18 per share for the third quarter of 2004. The 2005 year-to-date increases resulted primarily from improved earnings on interest-earning assets, improvements in other operating income and only a minor increase in other operating expenses. The significant increase in earnings for the third quarter of 2005 over the same period of 2004 was due primarily to the write-off of approximately $0.9 million of unamortized issuance costs in the third quarter of 2004 related to the early redemption of $23.7 million of junior subordinated debentures on September 30, 2004. Additionally, 2005 third quarter earnings were positively impacted by increased earnings on interest-earning assets and a significant increase in non-interest income. The provision for loan losses decreased by $.5 million for the three months ended September 30, 2005 and by $.4 million for the nine months ended September 30, 2005 when compared to the same periods in 2004. The decrease in the provision is attributable primarily to a decline in the amount of special allocations required for non-accrual loans, and a decrease in the level of loan delinquencies in the third quarter of 2005.

Other operating income increased in comparison to 2004, primarily due to improvements in trust department income, service charge income and other operating income. Operating expenses for the first nine months of 2005 increased slightly when compared to 2004 and declined by $.3 million when comparing third quarter 2005 to the same period in 2004. The effective tax rate increased in the third quarter and year to date 2005 when compared to the same periods in 2004 due to the effects of the liquidation of two of our subsidiaries, First United Capital Investments, Inc. and First United Securities, Inc. in 2004.

Our performance ratios have improved when compared to 2004 as a result of our increased earnings. Annualized Returns on Average Equity (“ROAE”) were 11.97% and 9.05% for the nine-month periods ended September 30, 2005 and 2004, respectively. Annualized Returns on Average Assets (“ROAA”) were .84% and .67% for the first nine months of 2005 and 2004, respectively.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30
	2005			2004

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$938,690	$45,080	6.40%	$837,607	$39,101	6.22%
Investment securities	208,677	6,094	3.89	214,752	5,760	3.58
Other interest earning assets	15,615	424	3.62	16,343	290	2.37
Total earning assets	$1,162,982	51,598	5.91%	$1,068,702	45,151	5.63%

Interest-bearing liabilities

Interest-bearing deposits	$809,639	13,524	2.23	$700,794	8,536	1.62
Short-term borrowings	98,758	1,823	2.46	78,893	724	1.22
Long-term borrowings	162,454	5,757	4.72	208,852	8,437	5.39
Total interest-bearing liabilities	$1,070,851	21,104	2.63	$988,539	17,697	2.39

Net interest income and spread		$30,494	3.28%		$27,454	3.24%

Net interest margin			3.50%			3.43%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $3.1 million during the first nine months of 2005 when compared to the same period in 2004, due to a $6.5 million (14%) increase in interest income offset by a $3.4 million (19%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $94 million (9%) during the first nine months of 2005 when compared to the first nine months of 2004. This increase is primarily attributable to the significant growth that we continue to experience in our loan portfolio as well as the increasing interest rate environment. Rates on our adjustable rate commercial real estate loans and home equity lines of credit have increased during 2005 in conjunction with the increasing prime-rate. Increases on these adjustable rate loans, coupled with improved yields on the investment portfolio have contributed to the increase in the average rate on our average earning assets of twenty-eight basis points, from 5.63% for the first nine months of 2004 to 5.91% for the same period of 2005.

Interest expense increased during the nine months of 2005 when compared to the same period of 2004 due to the higher interest rate environment, aggressive market competition for deposits, and an overall increase in average interest-bearing liabilities of $82.3 million. Deposits have increased due primarily to our successful 13-month CD promotion during the first quarter of 2005, growth in a new money market account product, and the deposit of approximately $29 million of trust department money-market funds into Bank money-market accounts. The growth in deposits was utilized in the first quarter of 2005 to pay off higher rate short-term and long-term borrowings of $23.3 million and $15.0 million, respectively, and to fund our loan growth during the first three quarters of 2005. The combined effect of the increasing rate environment, the increase in our average interest-bearing liabilities, and the shift in composition of our interest-bearing liabilities resulted in a 24 basis point increase in the average rate on our average interest-bearing liabilities from 2.39% for the nine months ended September 30, 2004 to 2.63% for the same period of 2005. Overall, the net interest margin increased seven basis points to 3.50% for the nine-month period ended September 30, 2005 compared to the same time period in 2004.

	For the Quarter Ended September 30
	2005			2004

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$955,879	$16,076	6.72%	$870,660	$13,272	6.10%
Investment securities	200,848	2,113	4.21	214,990	1,921	3.57
Other interest earning assets	12,011	109	3.63	18,745	127	2.71
Total earning assets	$1,168,738	18,298	6.26%	$1,104,395	15,320	5.55%

Interest-bearing liabilities
Interest-bearing deposits	$828,855	5,097	2.46	$729,976	3,104	1.70
Short-term borrowings	105,365	765	2.90	84,414	331	1.57
Long-term borrowings	151,936	1,848	4.86	218,070	2,913	5.34
Total interest-bearing liabilities	$1,086,156	7,710	2.84	$1,032,460	6,348	2.46

Net interest income and spread		$10,588	3.42%		$8,972	3.09%

Net interest margin			3.62%			3.25%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income for the third quarter of 2005 increased $1.6 million when compared to the third quarter of 2004. This increase resulted from a $3.0 million increase in interest income during the period, offset by an increase in interest expense of $1.4 million. The increase in interest income resulted from an increase in average interest-earning assets of $64 million (6%) for the third quarter of 2005 when compared to the third quarter of 2004, coupled with a 71 basis point increase in the average yield on such earning assets. Average interest-bearing liabilities increased $54 million (5%) for the third quarter of 2005 when compared to the third quarter of 2004. A 38 basis point increase in the cost of these interest-bearing liabilities also contributed to the increase in interest expense of $1.4 million. The net interest margin for the quarter ended September 30, 2005 was 3.62%, compared to 3.25% for the same time period in 2004, an 11% increase.

Other Operating Income

Other operating income increased by $.7 million for the third quarter of 2005 and by $.2 million for the nine months ended September 30, 2005 when compared to the same time periods of 2004. The third quarter increase was due primarily to increases of $.2 million each in service charge income, trust department income and other income. Other operating income increases for the nine months ended September 30, 2005 consisted of increases of $.2 million each in service charge income and insurance premium income, $.4 million in trust department income and $.3 million in other income, offset by a decline in securities gains/(losses) of $.8 million. The difference in securities gains/(losses) was the result of a net $.2 million loss on the sale of securities during the first nine months of 2005, compared to a $.7 million gain during the same period of 2004.

Other Operating Expenses

Other operating expenses increased $.1 million (.2%) for the first nine months of 2005 when compared to the same period of 2004. For the third quarter of 2005, other operating expenses decreased $.3 million (3%) when compared to the third quarter of 2004. Salaries and employee benefits represent slightly more than half of total other operating expenses and increased $.9 million (7%) and $.4 million (10%) during the first nine months and third quarter of 2005, respectively, when compared to the corresponding periods of 2004. These increases are mainly attributable to the addition of personnel to support the Bank’s expansion in December 2004 into the Morgantown, West Virginia market, merit pay increases, and increased incentive pay during the periods discussed.

Occupancy, equipment and data processing expense for the first nine months and third quarter of 2005 increased $.3 million (6%) and $.1 million (4%), respectively, when compared to the same periods of 2004. These increases were principally due to branch expansion in existing and new market areas.

Other expenses decreased $.3 million (4%) during the first nine months of 2005 and increased $.1 million (4%) during the third quarter of 2005 when compared to the same periods of 2004. The year-to-date 2005 decrease is primarily due to reduced professional fees associated with various compliance costs, such as the Sarbanes-Oxley Act incurred in 2004. In addition, other operating expenses for the third quarter and first nine months of 2004 include a $.9 million charge for the write-off of remaining unamortized issuance costs related to the exercise of an early redemption option on $23.7 million of the Corporation’s junior subordinated debentures in the third quarter of 2004.

Applicable Income Taxes

Income tax expense for the nine and three months ended September 30, 2005 was $4.4 million and $1.7 million, respectively, compared to $3.0 million and $.6 million, respectively, for the same periods in 2004. The effective tax rate for both the three- and nine-month periods ended September 30, 2005 increased to 36%, compared to 34% for the same periods in 2004. This increase in the effective rate reflects the tax effect of the Corporation’s liquidations of First United Capital Investments, Inc. in February 2004 and First United Securities, Inc. in May 2004.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets reached $1.3 billion at September 30, 2005, representing an increase of $68 million (6%) since December 31, 2004. This growth in assets resulted from an increase in gross loans of $75 million offset by a decline in investment securities of $9 million and a slight increase in other assets of $2 million. Total liabilities have increased by $64 million since December 31, 2004. The Bank experienced growth in deposits of $77 million and reduced its long-term borrowings by $20 million, while other liabilities and short-term borrowings increased by $7 million. Deposits increased as a result of a successful 13-month CD promotion during the first quarter of 2005, growth in a new money market account product, and the deposit of approximately $29 million of trust department money-market funds into Bank money-market accounts during the first quarter of 2005.
Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	September 30, 2005		December 31, 2004

Commercial	$400.0	41%	$373.9	41%
Residential-Mortgage	364.3	37	319.0	35
Installment	197.8	20	199.9	22
Residential-Construction	24.1	2	18.2	2
Lease Financing	—	—	.5	—
Total Loans	$986.2	100%	$911.5	100%

Our loan portfolio at September 30, 2005 has increased by $75 million (8%) since December 31, 2004, reflecting strong demand for commercial loans ($26 million) and residential real estate loans ($45 million) during the first nine months of 2005. Management attributes the increase in our commercial loan portfolio to the development of customer relationships in our new markets as well as greater penetration of existing relationships. The $45 million increase in residential mortgage loans since December 31, 2004 is attributable to the relatively low interest rate environment, which has driven loan demand, and continued new construction in our key market areas. At September 30, 2005, approximately 80% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. We have no knowledge of any potential problem loans other than those listed in this table.

(Dollars in thousands)	September 30, 2005	December 31, 2004

Non-accrual loans	$3,805	3,439
Accruing loans past due 90 days or more	1,051	1,105
Total	$4,856	$4,544
Total as a percentage of total loans	.50%	.50%

Allowance and Provision for Loan Losses

The allowance for loan losses is based on our continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans. We utilize the methodology outlined in the FDIC Statement of Policy on Allowance of Loan and Lease Losses. The determination of an appropriate allowance begins with the segregation of the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is then analyzed with general allowances and specific allocations being made as appropriate. For general allowances, historical loss activity, modified by current qualitative factors, are used in the estimate of losses in the current portfolio. Specific allocations are considered for individual loans that are identified through our internal grading system as those which possess certain qualities or characteristics that may lead to collection and loss issues.

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. Management reviews these estimates quarterly, and as adjustments, either positive or negative become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

	2005	2004

Balance, January 1	$6,814	$5,974
Gross credit losses	(1,114)	(1,440)
Recoveries	320	413
Net credit losses	(794)	(1,027)
Provision for loan losses	1,272	1,635
Balance at end of period	$7,292	$6,582
Allowance for Loan Losses to loans outstanding (as %)	.74%	.73%
Net charge-offs to average loans outstanding
during the period, annualized (as %)	.11%	.16%

Annualized net charge off experience relative to total average loans has decreased to .11% for the first nine months of 2005, compared to .16% for the first nine months of 2004.

Net charge offs relating to the installment loan portfolio represent 60% of our total net charge-offs for the first nine months of 2005. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $1.6 million or 0.8 % of the installment portfolio at September 30, 2005, compared to $2.7 million or 1.41% at December 31, 2004.

The provision for loan losses was $1.3 million for the first nine months of 2005, compared to $1.6 million for the same period of 2004. The decrease in the provision for loan losses is due to a decrease in the required amount of specific allocations required for certain impaired loans and a reduction in the amount of actual net credit losses during the period. Additionally, total non-performing loans decreased by $0.3 million due to improvements in the delinquency rate on our consumer loans. As a result of the evaluation of the loan portfolio using the factors and methodology discussed previously, the allowance for loan losses amounted to $7.3 million at September 30, 2005, compared to $6.8 million at December 31, 2004. Management believes that the allowance at September 30, 2005 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in qualitative factors.

Investment Securities

At September 30, 2005, our entire investment securities portfolio was categorized as available-for-sale and is carried at market value. The following table presents the composition of our securities portfolio at the dates indicated:

(Dollars in millions)	September 30, 2005		December 31, 2004

U.S. government and agencies	$95.8	48%	$102.3	48%
Mortgage-backed securities	66.6	33	74.4	35
Obligations of states and political subdivisions	36.9	18	22.5	11
Corporate and other debt securities	2.1	1	11.5	6
Other securities	.4	—	—	—
Total Investment Securities	$201.8	100%	$210.7	100%

The decrease in our securities portfolio during the first nine months of 2005 was primarily attributable to calls or maturities of securities that were not replaced because the proceeds were used to fund loan demand. Management reviewed the composition of the investment portfolio and decided to sell approximately $25 million of certain securities with relatively short-term maturities, resulting in second and third quarter (losses)/gains of $(0.2) million and $.06 million, respectively. The proceeds from these sales were reinvested into higher yielding municipal securities with longer maturities that more closely match the scheduled maturities of our liabilities.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	September 30, 2005		December 31, 2004

Noninterest-bearing demand deposits	$114.2	12%	$114.7	13%
Interest-bearing demand deposits	291.1	31	273.8	32
Savings deposits	56.9	6	59.8	7
Time deposits less than $.1	212.3	23	214.4	25
Time deposits $.1 or more	253.3	28	188.0	22
Total Deposits	$927.8	100%	$850.7	100%

Deposits grew by $77 million or 9% during the first nine months of 2005 when compared to deposits at December 31, 2004. This increase is attributable to our successful 13-month CD promotion and the deposit of Trust Department money-market funds into Bank money-market and time deposit accounts which occurred in the first quarter of 2005. The Bank purchases brokered certificates of deposit when necessary, generally when traditional deposit-taking activities are not sufficient to fund strong loan demand. At September 30, 2005 and December 31, 2004, brokered certificates of deposit in excess of $100,000 amounted to $161 million and $146 million, respectively.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In millions)	September 30, 2005	December 31, 2004

FHLB short-term borrowings	$22.0	$23.3
Securities sold under agreements to repurchase	93.6	86.9
Total short-term borrowings	$115.6	$110.2

FHLB advances	$119.2	$139.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$155.1	$175.4

Total short-term borrowings increased by approximately $5 million during the first nine months of 2005 primarily as a result of an increase in repurchase agreements, due primarily to local municipalities utilizing these as a short-term investment. Long-term borrowings decreased by $20 million during the same period due to repayment of a $15.0 million Federal Home Loan Bank advance and scheduled principal repayments on remaining Federal Home Loan Bank advances.

Liquidity and Capital

The Corporation derives liquidity through increased customer deposits, investment maturities, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As evidenced by our trust preferred issuances (see Note D to the consolidated financial statements), the Corporation may from time to time access capital markets and/or borrower funds from private investors to meet some of liquidity needs. The Corporation actively manages its liquidity position through the Asset and Liability Management Committee of its Board of Directors. Weekly reviews by management and quarterly reviews by this Board committee under prescribed policies and procedures are designed to ensure that the Corporation maintains adequate levels of available funds. Management believes that the Corporation has adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect the ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at September 30, 2005:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.28%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.01	4.00	6.00
Tier 1 Capital (to average assets)	8.37	3.00	5.00

At September 30, 2005, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements.

The Corporation paid a cash dividend of $.185 per share on August 1, 2005. On September 21, 2005, the Corporation declared another dividend of an equal amount, to be paid on November 1, 2005 to shareholders of record as of October 14, 2005.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of the Bank’s customers. Letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to normal credit policies. Loan commitments and letters of credit totaled $154.0 million and $5.2 million, respectively, at September 30, 2005, compared to $141.4 million and $5.3 million, respectively, at December 31, 2004. The Corporation is not party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is to interest rate fluctuation and there are procedures in place to evaluate and mitigate these risks. A detailed discussion of this market risk and the Corporation’s procedures is contained in the Annual Report on Form 10-K for the year ended December 31, 2004 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity”. Management believes that no material changes in market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2004.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2005 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

During the third quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: November 4, 2005	/s/ William B. Grant
William B. Grant, Chairman of the Board and Chief Executive Officer

Date: November 4, 2005	/s/ Robert W. Kurtz
Robert W. Kurtz, President and Chief Financial Officer

EXHIBIT INDEX

Exhibit  Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

4.1	Indenture dated December 30, 2004 in respect of $5,000,000 in fixed/floating rate junior subordinated debentures due 2020*

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

----------------------------------------------------

* Pursuant to Regulation S-K Item 601(b)(4)(iii), the Corporation agrees to furnish a copy of the Indenture referenced in Exhibit 4.1 to the Securities and Exchange Commission upon request.