Form 10-K
period 2005-12-31
FIRST UNITED CORP/MD/
filed 2006-03-15
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-14237

FIRST UNITED CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction	(I.R.S. Employer Identification Number)
incorporation or organization)

19 South Second Street, Oakland, Maryland	21550-0009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 470-4356

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (check one):
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2005: $122,293,185.

The number of shares of the registrant’s common stock outstanding as of February 28, 2006: 6,123,681

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the SEC in March 2006 pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Forward-Looking Statements

This Annual Report of First United Corporation (the “Corporation” on a parent only basis and “we”, “our” or “us”, on a consolidated basis) filed on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Corporation’s competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Corporation’s control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Corporation’s business or operations. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report. Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

The Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a Maryland insurance agency (the “Insurance Group”), OakFirst Loan Center, Inc., a West Virginia finance company, and OakFirst Loan Center, LLC, a Maryland finance company, (together with OakFirst Loan Center, Inc. the “OakFirst Loan Centers”). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. In addition, the Bank has one direct subsidiary, First United Investment Trust, which is a Maryland real estate investment trust that holds and services mortgage loans (the “Investment Trust”).

On November 21, 2005, the Corporation liquidated its subsidiary Oakfirst Life Insurance Corporation. This entity was an Arizona reinsurance company that reinsured credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by the Bank. Its assets were transferred to First United Corporation.

At December 31, 2005, the Corporation had assets of approximately $1.311 billion, net loans of approximately $955 million, and deposits of approximately $956 million. Shareholders’ equity at December 31, 2005 was approximately $92 million.

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

Banking Products and Services

The Bank operates 25 banking offices, one call center and 34 Automated Teller Machines (“ATM’s”) in the following Maryland Counties: Garrett, Allegany, Washington and Frederick; and in the following West Virginia Counties: Mineral, Berkeley, Hardy and Monongalia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, and money market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented financial services including IRA and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

[3]

Lending Activities--The majority of the Corporation’s lending activities are conducted through the Bank.

The Bank’s commercial loans are primarily secured by real estate, commercial equipment, vehicles or other assets of the borrower. Repayment is often dependent on the successful operation of the borrower and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

Commercial real estate loans are primarily those secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space. The Bank attempts to mitigate the risks associated with these loans through low loan to value ratio standards, thorough financial analyses, and management’s knowledge of the local economy in which the Bank lends.

The risk of loss associated with commercial real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Bank’s residential mortgage loans are primarily variable rate loans. Although the Bank may sometimes originate fixed rate residential mortgage loans, the Bank generally does so while acting in a brokering capacity on behalf of other financial institutions, for which it receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.

Home equity lines of credit, included within the residential mortgage portfolio, are secured by the borrower’s home and can be drawn on at the discretion of the borrower. These lines of credit are at variable interest rates.

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with three, five or seven year adjustable rate mortgages.

A variety of other consumer loans are also offered to customers, including indirect and direct auto loans, and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and on-going monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

An allowance for loan losses is maintained to provide for anticipated losses from the Corporation’s lending activities. A complete discussion of the factors considered in determination of the allowance for loan losses is included in Item 7 of Part II of this report.

Additionally, the Corporation meets the lending needs of under-served customer groups within its market areas in part through OakFirst Loan Center, Inc., located in Martinsburg, West Virginia, and OakFirst Loan Center, LLC, located in Hagerstown, Maryland.

Deposit Activities—The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the CDARS program to municipalities, providing them up to $20 million of FDIC insurance. In addition, we offer our commercial customers packages which include Cash Management, Cash Sweep and various checking opportunities.

[4]

Trust Services--The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

Information about the Corporation’s income from and assets related to its banking business for each of the three years ended December 31, 2005 may be found in the consolidated statements of financial condition and the consolidated statements of income and the related notes thereto included in Item 8 of Part II of this annual report. At December 31, 2005, 2004 and 2003, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $468 million, $395 million and $364 million, respectively. Trust Department revenues for these years may be found in may be found in Item 7 of Part II of this annual report under the caption “Other Operating Income”.

Insurance Activities

The Corporation offers a full range of insurance products and services to customers in its market areas through the Insurance Group and First United Insurance Agency, Inc. Oakfirst Life reinsures credit life and credit accident and health insurance written by American General Assurance Company on consumer loans made by the Bank. Information about income from insurance activities for each of the years ended December 31, 2005, 2004 and 2003 may be found in Item 7 of Part II of this annual report under the caption “Other Operating Income”.

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

To compete with other financial services providers, the Corporation relies principally upon local promotional activities; personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers’ needs. In those instances in which the Corporation is unable to accommodate a customer’s needs, it will arrange for those services to be provided by other financial services providers with which it has a relationship.

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2005, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:

Susquehanna Bank	6	$205,851	33.34%
Manufacturers & Traders Trust Company	7	196,870	31.89%
First United Bank & Trust	5	132,778	21.51%
Farmers & Mechanics Bank	3	55,301	8.96%
Hoblitzell National Bank of Hyndman	2	26,539	4.30%

Source: FDIC Deposit Market Share Report

[5]

Frederick County, Maryland:

Farmers & Mechanics Bank	19	1,109,266	37.76%
Branch Banking & Trust Co.	12	554,497	18.88%
Bank of America NA	6	257,611	8.77%
Manufacturers & Traders Trust Co.	6	186,481	6.35%
Frederick County Bank	2	174,472	5.94%
Woodsboro Bank	7	145,712	4.96%
Middletown Valley Bank	4	117,968	4.02%
SunTrust Bank	3	105,697	3.60%
Chevy Chase Bank FSB	4	95,955	3.27%
First United Bank & Trust	3	93,872	3.20%
Sandy Spring Bank	3	41,433	1.41%
Provident Bank of Maryland	2	29,839	1.02%
Damascus Community Bank	2	15,185	0.52%
Sovereign Bank	1	7,947	0.27%
Hagerstown Trust Co.	1	1,560	0.05%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:

First United Bank & Trust	5	432,572	71.12%
Manufacturers & Traders Trust Co.	5	107,469	17.67%
Susquehanna Bank	2	45,978	7.56%
Terra Alta Bank	1	17,958	2.95%
Miners & Merchants Bank	1	4,257	0.70%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:

Susquehanna Bank	10	446,175	26.06%
Hagerstown Trust Co.	11	390,608	22.82%
Manufacturers & Traders Trust Company	12	381,045	22.26%
Sovereign Bank	4	178,850	10.45%
Farmers & Mechanics Bank	6	175,321	10.24%
First United Bank & Trust	2	50,020	2.92%
First National Bank of McConnellsburg	2	33,277	1.94%
Chevy Chase Bank FSB	1	25,154	1.47%
Citizens National Bank of Berkeley Springs	1	17,344	1.01%
First National Bank of Greencastle	1	14,097	0.82%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:

Branch Banking & Trust Co.	5	293,174	33.17%
Centra Bank Inc.	3	143,907	16.28%
First United Bank & Trust	5	127,712	14.45%
City National Bank of West Virginia	4	100,720	11.40%
Susquehanna Bank	4	84,278	9.54%
Jefferson Security Bank	2	59,107	6.69%
Citizens National Bank of Berkeley Springs	3	49,367	5.59%
Bank of Charles Town	2	25,546	2.89%

Source: FDIC Deposit Market Share Report

[6]

Hardy County, West Virginia:

Summit Community Bank, Inc.	2	148,172	51.04%
Capon Valley Bank	3	101,227	34.87%
Pendleton County Bank	1	16,803	5.79%
First United Bank & Trust	1	16,756	5.77%
Grant County Bank	1	7,327	2.52%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:

Branch Banking & Trust Co.	3	70,753	33.97%
First United Bank & Trust	2	57,201	27.46%
Manufacturers & Traders Trust Co.	2	52,991	25.44%
Grant County Bank	1	27,343	13.13%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:

Huntington National Bank	6	359,792	27.25%
Branch Banking & Trust Co.	5	306,550	23.22%
Centra Bank, Inc.	4	295,079	22.35%
United Bank	4	163,320	12.37%
Wesbanco Bank, Inc.	5	94,469	7.15%
Bruceton Bank	4	55,041	4.17%
Citizens Bank of Morgantown, Inc.	1	22,853	1.73%
First Exchange Bank	2	15,879	1.20%
First United Bank & Trust	1	7,429	0.56%

Source: FDIC Deposit Market Share Report

For further information about competition in our market areas, see the Risk Factor entitled “We operate in a competitive environment” in Item 1A of Part I of this annual report.

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to the Corporation and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on our business.

General

The Corporation is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank also has offices in West Virginia, and the operations of these offices are subject to West Virginia laws and to supervision and examination by the West Virginia Division of Banking. As a member of the FDIC, the Bank is also subject to certain provisions of federal law and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC. In addition to the foregoing, there are myriad other federal and state laws and regulations that affect, impact or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

[7]

All non-bank subsidiaries of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Commissioner of Financial Regulation of Maryland. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, OakFirst Loan Center, LLC is subject to licensing and regulation by the Commissioner of Financial Regulation of Maryland, and the Insurance Group and First United Insurance Agency, Inc. are each subject to licensing and regulation by various state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the FRB, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision.

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLBA”) was signed into law. GLBA revises the BHC Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. GLBA permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, GLBA has the effect of broadening the permitted activities of the Corporation and the Bank.

The Corporation and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Corporation and its non-bank affiliates by the Bank. Section 23B requires that transactions between the Bank and the Corporation and its non-bank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

Under FRB policy, the Corporation is expected to act as a source of strength to the Bank, and the FRB may charge the Corporation with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.

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

As part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Corporation, on behalf of the Bank, believes that the Bank meets substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

[8]

The Community Reinvestment Act (“CRA”) requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory”.

The Bank’s deposits are insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The BIF assessment rates are based upon a matrix that takes into account a bank’s capital level and supervisory rating. The Bank paid $.2 million in FDIC premiums in 2005.

For a discussion of the regulatory capital requirements and related restrictions to which the Corporation and the Bank are subject, see the “Capital Requirements” discussion that immediately follows.

Capital Requirements

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions (and are authorized to take other discretionary actions) with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

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

Further information about our capital resources is provided in the “Capital Resources” section of Item 7 of Part II of this annual report. Information about the capital ratios of the Corporation and of the Bank as of December 31, 2005 may be found in Note 2 of the Notes to Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

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

[9]

Federal Securities Law

The shares of the Corporation’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act. The federal Sarbanes-Oxley Act of 2002 made several changes to the Exchange Act and also required the SEC and the Nasdaq Stock Market to adopt new rules. These changes and new rules impose additional requirements and restrictions on the Corporation, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that the Corporation files with the SEC, new director independence requirements, certain Board of Director committee requirements, and other corporate governance requirements.

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

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposits and loan demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2005, we employed approximately 449 individuals, of whom 343 were full-time employees.

ITEM 1A. RISK FACTORS

The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation.

The Corporation’s future depends on the successful growth of its subsidiaries.

The Corporation’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and its other direct and indirect subsidiaries. Therefore, the Corporation’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Corporation’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

The majority of our business is concentrated in Maryland and West Virginia; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to Western Maryland and Northeastern West Virginia borrowers, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are favorable and interest rates are low, these conditions may not continue. Additionally, the market values of the real estate securing these loans may deteriorate, and we may lose money if a borrower fails to repay a real estate loan.

[10]

The Bank may experience loan losses in excess of its allowance.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management of First United Bank & Trust maintains an allowance for credit losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

Interest rates and other economic conditions will impact our results of operations.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of such changes.

The market value of our investments could decline.

As of December 31, 2005, we had classified 100% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115 relating to accounting for investments. SFAS No. 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in shareholders' equity (net of tax) as accumulated other comprehensive income. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders' equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders' equity.

Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

[11]

The Corporation’s ability to pay dividends is limited.

The Corporation’s ability to pay dividends to shareholders is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an uninsured depository institution if the depository institution is considered "undercapitalized" or if the payment of the dividend would make the institution "undercapitalized". This policy statement is applicable only to troubled institutions. For a Maryland state-chartered commercial bank, dividends may be paid out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Because of these limitations, there can be no guarantee that we will declare dividends in any fiscal quarter.

Shares of the Corporation’s common stock are not heavily traded.

The shares of the Corporation’s common stock are listed on the Nasdaq National Market and are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. Management cannot predict the extent to which an active public market for our securities will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the securities of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Shares of the Corporation’s common stock are not insured.

Shares of the Corporation’s common stock do not represent deposits and investments in these shares are not insured against loss by the government.

We operate in a competitive environment.

We operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other non-bank financial service providers in our market area. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those that we offer. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, since June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete. Moreover, as discussed above, the GLBA revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. These laws will likely increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

[12]

The loss of key personnel could disrupt our operations and result in reduced earnings.

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry. Due to the intense competition for financial professionals, these key personnel would be difficult to replace and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations.

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Corporation is subject to supervision by the FRB. The Bank is subject to supervision and periodic examination by the Maryland Commissioner of Financial Regulation, the West Virginia Division of Banking, and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Corporation and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

We may be adversely affected by recent legislation.

As discussed above the GLBA repealed restrictions on banks affiliating with securities firms and it also permitted bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. Although the Corporation is a financial holding company, this law may increase the competition we face from larger banks and other companies. It is not possible to predict the full effect that this law will have on us.

The Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform an annual assessment of their internal controls over financial reporting and to report on whether the system is effective as of the end of the Company’s fiscal year. Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to shareholder value by affecting the market value of our stock.

The Patriot Act reinforced the importance of implementing and following procedures required by the Bank Secrecy Act and money laundering issues. Non-compliance with this act or failure to file timely and accurate documentation could expose the company to adverse publicity as well as fines and penalties assessed by regulatory agencies.

We may be subject to claims and the costs of defensive actions.

Our customers may sue us for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, our failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate us from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce our profitability and hurt our financial condition.

We may not be able to keep pace with developments in technology.

We use various technologies in conducting our businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other financial institutions may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

[13]

The Corporation’s Articles of Incorporation and By-Laws may discourage a corporation takeover.

The Amended and Restated Articles of Incorporation and By-Laws of the Corporation contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the corporation. These provisions provide for the classification of the Board of Directors into three classes; directors of each class generally serve for staggered three-year periods. No director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock. In addition, Maryland law contains anti-takeover provisions that apply to First United Corporation. Although these provisions do not preclude a takeover, they may have the effect of discouraging a future takeover attempt that would not be approved by the Board of Directors, but pursuant to which shareholders might receive a substantial premium for their shares over then-current market prices. As a result, shareholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. Such provisions could potentially adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The main office of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 18 of its banking offices and leases seven. The Corporation also leases two offices of non-bank subsidiaries. Total rent expense on the leased offices was $.4 million in 2005. In December of 2005, the Corporation purchased a 30,000 square foot building in Oakland, Maryland to house its operations center.

ITEM 3. LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[14]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the Nasdaq Stock Market under the symbol “FUNC”. As of February 28, 2006, the Corporation had 2,141 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2005 and 2004 are set forth below. These prices reflect inter-dealer prices and may not include retail mark-up, mark-down or commissions, and they may not represent actual transactions.

2005	High	Low	Dividends Declared

1st Quarter	$21.70	$19.81	$.185
2nd Quarter.	20.30	18.94	.185
3rd Quarter	20.85	19.25	.185
4th Quarter	21.66	19.14	.190

2004	High	Low	Dividends Declared

1st Quarter	$26.91	$22.30	$.180
2nd Quarter	24.96	19.25	.180
3rd Quarter	21.64	19.35	.180
4th Quarter	21.34	19.65	.185

Cash dividends are typically declared on a quarterly basis and are at the discretion of the Corporation’s Board of Directors. Dividends to shareholders are generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. The ability of these entities to declare dividends are limited by federal and state banking laws and/or state corporate laws. Further information about these limitations may be found in Note 12 to the Notes to the Consolidated Financial Statements and in Item 1A of Part I under the caption “The Corporation’s ability to pay dividends is limited”, each of which is incorporated herein by reference. There can be no guarantee that dividends will be declared in any fiscal quarter.

Market makers for the Corporation’s common stock are:

FERRIS BAKER WATTS	SCOTT AND STRINGFELLOW, INC.
12 North Liberty St.	909 East Main Street
Cumberland, MD 21502	Richmond, VA 23219
(301)724-7161	(804)643-1811
(800)776-0629	(800)552-7757
113 S. Potomac St.
Hagerstown, MD 21740
(301)733-7111
(800)344-4413

Equity Compensation Plan Information

At December 31, 2005, the Corporation had no equity compensation plan or arrangement in effect under which shares of common stock may be issued to its directors or officers.

Issuer Repurchases of Securities

The Corporation did not repurchase any shares of its common stock during the fourth quarter of 2005.

[15]

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, 2005 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report. This data should be read in conjunction with the financial statements and related notes thereto included in Item 8 of Part II of this annual report and in conjunction with Item 7 of Part II of this annual report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(In thousands, except per share data)
	2005	2004	2003	2002	2001
Balance Sheet Data

Total Assets	$1,310,991	$1,233,901	$1,108,241	$954,388	$818,824
Net Loans	954,545	904,635	786,051	659,758	603,801
Investment Securities	230,095	210,661	223,615	215,236	130,692
Deposits	955,854	850,661	750,161	610,460	588,518
Long-term Borrowings	128,373	175,415	191,735	198,772	120,104
Shareholders’ Equity	92,039	86,356	84,191	79,283	71,076

Operating Data

Interest Income	$69,756	$60,682	$57,703	$57,589	$63,229
Interest Expense	29,413	24,016	23,601	25,702	33,378
Net Interest Income	40,343	36,666	34,102	31,887	29,851

Provision for Loan Losses	1,078	2,534	833	1,506	2,926
Other Operating Income	13,978	12,971	11,867	9,007	9,314
Other Operating Expense	34,544	35,969	29,821	26,038	23,381
Income Before Tax	18,699	11,134	15,315	13,350	12,858
Income Tax	6,548	3,507	4,566	3,695	3,689
Net Income	$12,151	$7,627	$10,749	$9,655	$9,169

Per Share Data

Net Income	$1.99	$1.25	$1.77	$1.59	$1.51
Dividends Paid	.74	.72	.70	.68	.66
Book Value	15.04	14.17	13.83	13.04	11.69

Significant Ratios

Return on Average Assets	.95%	.65%	1.03%	1.13%	1.11%
Return on Average Equity	13.61%	8.91%	13.10%	12.75%	13.26%
Dividend Payout Ratio	37.19%	57.48%	39.65%	42.76%	43.71%
Average Equity to Average
Assets	7.00%	7.28%	7.88%	8.84%	8.34%
Total Risk-based Capital
Ratio	12.66%	12.24%	11.77%	14.31%	15.54%
Tier I Capital to Risk
Weighted Assets	11.47%	10.81%	11.04%	13.76%	14.67%
Tier I Capital to Average
Assets	8.64%	8.44%	8.72%	11.72%	11.22%

[16]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, which appear in Item 8 of Part II of this annual report.

Overview

The Corporation is a financial holding company which, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 25 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Our 2005 net income was $12 million, an increase of 59% from 2004 net income of $7.6 million. The increase in 2005 net income was due to strategic decisions made by the management during 2004 and 2005, the Bank’s ability to maintain its net interest margin, and a focus on controlling our operating costs. Management viewed 2004 as a transition year, implementing several strategies that were expected to positively impact net income in future periods. This was achieved in 2005 as earnings per share increased to $1.99 from $1.25 in 2004 and $1.77 in 2003 - an average annual growth rate of 6.2% from 2003 to 2005.

Operations in 2005 were impacted by the following significant factors:

Focus on Loan Growth/Impact on Net Interest Margin-- Loan growth in all market areas continued to be a primary focus, resulting in a net increase in the loan portfolio of $50 million during 2005. Management’s preference towards originating adjustable, prime-rate based loans during the past several years as well as during 2005, has benefited us in the current rising interest rate environment. Continued loan growth in 2005, coupled with the upward re-pricing of the loan portfolio, resulted in an increase in interest income on loans of $8.3 million on a fully taxable equivalent basis as compared with 2004. (Additional information on the composition of interest income is available in Table 1 following).

Funding for the loan growth in 2005 was generated primarily from certificates of deposit gathered in the Bank’s local market areas and some expansion of our demand deposit base. However, a large portion of the new time deposits received in 2005 were in denominations of $100,000 or more, which typically require higher interest rates than core deposits. This reliance on higher rate time deposits and the general increase in interest rates throughout 2005 increased deposit interest expense by approximately $7.0 million when compared to 2004. However, the decline in our long-term borrowings due to early redemptions had a positive impact of decreasing our interest expense by $1.6 million. The combination of loan growth, the effect of rising interest rates on our assets and liabilities, and the shortened maturities of our long-term debt resulted in an overall increase in net interest income on a tax equivalent basis of $3.8 million (10%) in 2005 when compared to 2004. The overall net interest margin increased during the year from 3.43% in 2004 to 3.49% in 2005.

The 2005 net interest margin was positively impacted by several balance sheet restructuring strategies during 2004. These included the early redemption and re-issuance of junior subordinated debentures and the early redemption of $21.5 million in FHLB advances, both contributing to reduced borrowing costs in 2005.

During the fourth quarter of 2005, the Bank sold $31.8 million in residential mortgage loans. The proceeds from the sale were reinvested into the investment portfolio, primarily in municipal bonds, lengthening the duration of the portfolio, reducing asset sensitivity and increasing the tax equivalent yield.

Early Redemption of Long-Term Borrowings -- In December 2005, the Bank prepaid $25 million of long-term FHLB advances having a weighted average rate of 4.32%, resulting in a net gain of $.4 million (after the payment of $.4 million in prepayment fees). The prepayment was funded with a $15 million brokered certificate of deposit which will mature in April 2006 and $10 million in short-term borrowings. The repayment of the brokered CD and daily borrowings will come from 2006 scheduled maturities in the investment portfolio having an average weighted rate of 2.81%.

Other Operating Income/Other Operating Expense--Other operating income in 2005 increased by $1.1 million over 2004 (8.6%), driven primarily by continued growth in service charge income as well as increased production in our trust and insurance lines of business. We also recognized a gain of $.9 million on the prepayment of long-term FHLB advances. These increases were offset by a decline of $.8 million in realized gains on the sale of investment securities as compared to 2004. Operating expenses in 2005, net of the early redemption costs of $.4 million related to the long-term borrowings, increased by 2% in comparison to 2004. This minimal increase was due to management’s close monitoring of operating costs and a decrease in professional fees related to compliance with laws and regulations such as the Sarbanes-Oxley Act.

[17]

In addition to strong operating results, the Bank continued to invest in its core market areas during 2005. A new branch office was opened during the first quarter of 2005 and a temporary mobile banking unit was opened during the third quarter, both located in Morgantown, West Virginia. The Bank anticipates that a new banking office will replace the temporary unit late in 2006. In addition, the Corporation purchased a 30,000 square foot building in Oakland, Maryland for $3 million in December 2005 to house its operations center. This space will relieve congestion in the Corporation’s headquarters as well as provide capacity for the Bank’s anticipated growth. Management estimates that the new facility will be ready for use in the fourth quarter of 2006.

The Corporation continued its tradition of paying dividends to shareholders during 2005 and, in fact, increased them to $0.74 per share, a 2.8% increase from $0.72 per share in 2004. The Corporation has paid quarterly cash dividends consistently since 1985, the year in which the holding company was formed.

We will continue to face risks and challenges in the future, including: changes in local economic conditions in our core geographic markets; potential yield compression on loan and deposit products by existing competitors and potential new entrants in its markets; changes in interest rates; and changes to existing federal and state legislation and regulations over banks and financial holding companies. For a more complete discussion of these risk factors, see Item 1A of Part I of this annual report.

Critical Accounting Policies and Estimates

This discussion and analysis of the our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with the specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, change in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the allowance for loan losses relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The allowance for loan losses is also discussed below in this Item 7 under the caption “Allowance and Provision for Loan Losses” and in Note 4 of Notes to Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

[18]

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. The Corporation has $2.7 million of core deposit intangible assets which are subject to amortization and $11.9 million in goodwill primarily related to the Huntington National Bank branch acquisition that occurred in 2003, which is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The determination of whether or not these assets are impaired involves significant judgments. Management has concluded that the recorded value of goodwill was not impaired as a result of the evaluation. However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The table below summarizes net interest income (on a taxable equivalent basis) for the years 2003-2005 (dollars in thousands).

	2005	2004	2003

Interest income	$70,533	$61,380	58,558
Interest expense	29,412	24,016	23,601

Net interest income	41,121	37,364	34,957

Net interest margin %	3.49%	3.43%	3.58%

Net interest income increased $3.8 million (10.1%) in 2005 when compared to 2004, due primarily to the increase in interest income of $9.2 million, offset by an increase in interest expense of $5.4 million. Interest income from loans increased by $8.3 million, due to the $93.5 million increase in the average balance of loans in 2005 and a slight increase of 26 basis points in the average yield on loans.

The increase in total interest expense in 2005 was due to increased interest expense on deposits of $7.0 million (57.8%) offset by a decrease in interest expense on long-term borrowings of $3.2 million (29.7%). Interest expense on deposits increased primarily due to a $38.3 million increase in average balances and a 141 basis point increase in the average yield on time deposits over $100,000. The decrease in interest expense on long-term borrowings was primarily due to the $45.4 million decrease in the average balance coupled with the 50 basis point decrease in average yield on these borrowings.

Net interest income increased $2.4 million (6.9%) in 2004 when compared to 2003 due primarily to the increase in interest income of $2.8 million, offset by a slight increase in interest expense of $.4 million. Interest income from loans increased by $3.9 million, due to the $133.7 million increase in the average loan balance in 2004, offset by a 60 basis point decrease in average yield on loans. Interest expense increased in 2004 compared to 2003, due to a 5.2% decrease in interest on deposits offset by increased interest expense on borrowings of $1.1 million (10.1%). Deposit interest declined primarily due to the 83 basis point decrease in average yield on time deposits of less than $100,000. Interest on borrowings increased due to a $27.7 million increase in average balance of short-term borrowings, coupled with a 58 basis point increase in average yield on these borrowings.

[19]

As shown below, the composition of total interest income remained steady from 2004 to 2005. Loan interest income increased from 2003 to 2004 due to the increase in loans as a percentage of interest earning assets during this time.

	% of Total Interest Income
	2005	2004	2003

Interest and fees on loans	88%	88%	86%
Interest on investment securities	12%	12%	14%

Table 1 sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2005, 2004 and 2003. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2005, 2004 and 2003. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume holding the interest rate constant) and the changes related to average interest rates (changes in average rate holding the outstanding balance constant).

[20]

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential – Tax Equivalent Basis
(Dollars in thousands)

Table 1

	For the Years Ended December 31
	2005			2004			2003
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE
Assets
Loans	$954,784	$61,601	6.45%	$861,255	$53,313	6.19%	$727,532	$49,403	6.79%
Investment securities:
Taxable	179,018	6,231	3.48	191,135	5,819	3.04	196,175	6,484	3.30
Non taxable	30,041	2,129	7.09	23,311	1,854	7.95	30,355	2,195	7.23
Total	209,059	8,360	4.00	214,446	7,673	3.58	226,530	8,679	3.83
Federal funds sold	1,876	55	2.93	2,043	35	1.71	4,204	39.93
Interest-bearing deposits
with other banks	5,327	162	3.04	3,583	56	1.57	8,967	101	1.13
Other interest earning Assets	8,680	355	4.09	8,439	303	3.59	8,818	336	3.81
Total earning assets	1,179,726	70,533	5.98%	1,089,766	61,380	5.63%	976,051	58,558	6.00%
Allowance for loan
Losses	(6,975)			(6,150)			(6,151)
Non-earning assets	102,500			94,730			71,473

Total Assets	$1,275,251			$1,178,346			$1,041,373

Liabilities and
Shareholders’ Equity
Interest-bearing
demand deposits	$293,129	$4,895	1.67%	$279,217	$2,699.97%		$213,420	$1,755.82%
Savings deposits	58,964	242.41		63,471	237.37		53,753	218.40
Time deposits:
Less than$100	264,503	6,023	2.28	209,708	4,950	2.36	219,817	7,002	3.19
$100 or more	187,412	7,943	4.24	149,113	4,222	2.83	139,571	3,800	2.72
Short-term borrowings	100,601	2,749	2.73	82,747	1,153	1.39	55,006	447.81
Long-term borrowings	159,748	7,560	4.73	205,193	10,755	5.23	190,984	10,379	5.43

Total interest-bearing
liabilities	1,064,357	29,412	2.76%	989,449	24,016	2.43%	872,551	23,601	2.70%
Non-interest-bearing
Deposits	112,860			94,871			75,840
Other liabilities	8,734			8,266			10,954
Shareholders’ equity	89,300			85,760			82,028

Total Liabilities and
Shareholders’ Equity	$1,275,251			$1,178,346			$1,041,373

Net interest income and spread		41,121	3.22%		37,364	3.20%		34,957	3.30%

Net interest margin			3.49%			3.43%			3.58%

NOTES:

--The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2005 and 34% for 2004 and 2003. The fully taxable equivalent adjustments for the years ended December 31, 2005, 2004, and 2003 were $776, $698, and $855, respectively.

--The average balances of non-accrual loans for the years ended December 31, 2005, 2004 and 2003, which were reported in the average loan balances for these years, were $3,203, $4,400, and $2,240, respectively.

--Net interest margin is calculated as net interest income divided by average earning assets.

--The average yields on investments are based on amortized cost.

[21]

Interest Variance Analysis (1)
(In thousands and tax equivalent basis)

Table 2

	2005 Compared to 2004			2004 Compared to 2003
	Volume	Rate	Net	Volume	Rate	Net

INTEREST INCOME:
Loans	$6,034	$2,253	$8,287	$8,278	$(4,368)	$3,910
Taxable investments	(422)	833	411	(153)	(513)	(666)
Non-taxable investments	477	(202)	275	(560)	220	(340)
Federal funds sold	(5)	25	20	(37)	33	(4)
Other interest earning assets	142	16	158	(297)	219	(78)

Total interest income	6,226	2,925	9,151	7,231	(4,409)	2,822

INTEREST EXPENSE:
Interest-bearing
demand deposits	232	1,964	2,196	636	308	944
Savings deposits	(18)	23	5	36	(18)	18
Time deposits less
than $100	1,248	(175)	1,073	(239)	(1,812)	(2,051)
Time deposits $100 or
more	1,623	2,098	3,721	270	152	422
Short-term borrowings	488	1,108	1,596	387	319	706
Long-term borrowings	(2,151)	(1,044)	(3,195)	745	(369)	376

Total interest expense	1,422	3,974	5,396	1,835	(1,420)	415

Net interest income	$4,804	$(1,049)	$3,755	$5,396	$(2,989)	$2,407

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses decreased to $1.1 million in 2005, compared to $2.5 million in 2004. The $1.4 million decrease in the provision was due primarily to the decrease in net charge-offs as a percentage of average loans to .15% in 2005 from .20% in 2004 and a decrease in specific allocations as compared to 2004. The decrease in specific allocations in 2005 was caused by the decline in the number of commercial loans requiring such allocations. The provision for loan losses increased by $1.7 million in 2004 when compared to 2003 due to several factors, including the 15% increase in the loan portfolio of $119 million during 2004, the increase in net charge-offs as a percentage of average loans to .20% in 2004 from .17% in 2003, and to provide for specific losses of approximately $.9 million on two commercial loans.

[22]

Other Operating Income

The following table shows the major components of other operating income for the past three years (in thousands) and the percentage changes during these years:

				2005 VS. 2004	2004 VS. 2003
	2005	2004	2003	% CHANGE	%CHANGE

Service charges on deposit accounts	$4,260	$3,824	$3,175	11.4%	20.4%
Other service charge income	1,203	925	720	30.0%	28.5%
Trust department income	3,260	3,153	2,520	3.4%	25.1%
Brokerage commission	613	720	701	(14.9%)	2.7%
Insurance premium income	1,599	1,448	1,367	10.4%	5.9%
Security gains (losses)	(125)	703	1,009	*	(30.3%)
Bank owned life insurance (BOLI)	819	626	938	30.8%	(33.3%)
Gain on prepayment of long term borrowings	868	—	—	—	—
Other income	1,591	1,572	1,437	1.2%	9.3%

Total other operating income	$14,088	$12,971	$11,867	8.6%	9.3%

* not meaningful

As the table above illustrates, other operating income has continued to increase steadily during the past three years, with a $1.1 million increase in 2005 (8.6%) and a $1.1 million (9.3%) increase in 2004.

Service charges on deposit accounts and other service charge income increased in 2005 versus 2004 and in 2004 versus 2003, correlating to the increases in average non-interest bearing deposits during those periods of $18.0 million (19%) and $19.0 million (25%), respectively. Service charges on deposit accounts also increased due to increased emphasis on an account overdraft product. Service charge related income constitutes 39%, 37%, and 33% of other operating income in 2005, 2004, and 2003, respectively.

Trust Department income is directly affected by the performance of the equity and bond markets, and by the amount of assets under management. Trust income has increased steadily during the past three years as a result of development efforts in this area and increases in the average market value of assets under management in the Trust Department, which was $468 million, $395 million and $332 million for years 2005, 2004 and 2003, respectively. During 2004, the Trust Department experienced higher estate administration fees than normal as a result of the settlement of a large estate. Estate fees are non-recurring fee income and vary from year to year.

Securities gains (losses) are the most variable component of other operating income. During 2005, the Bank recorded losses in the security portfolio of $.1 million. Net securities gains for 2004 of $.7 million resulted primarily from the sale of investments held by the Bank’s Delaware subsidiary, First United Securities, Inc. (“FUS”), in order to utilize certain net operating loss carry-forwards in that subsidiary prior to its liquidation in May 2004. Securities gains for 2003 include gross gains of $1.7 million, offset by securities losses of $.7 million. Gains for 2003 resulted from the decision to sell certain mortgage-backed securities that were exhibiting accelerated paybacks due to the historically low interest rate environment, as well as the sale of corporate and other debt securities to utilize certain capital loss carry-forwards. The gross securities losses in 2003 resulted primarily from the write-down and ultimate sale of Freddie Mac Preferred equity securities. These preferred securities initially exhibited other than temporary impairment in 2002, resulting in a $.4 million write-down in that year.

[23]

Other Operating Expense

Other operating expense for 2005 declined $1.3 million (3.7%) from 2004, compared to an increase of $6.1 million (20.6%) over 2003. The following table shows the major components of other operating expense for the past three years (in thousands):

				2005 V. 2004	2004 V. 2003
	2005	2004	2003	% CHANGE	%CHANGE

Salaries and employee benefits	$18,428	$16,907	$15,995	9.0%	5.7%
Other expenses	9,676	10,360	8,853	(6.6%)	17.0%
Equipment	3,067	2,952	2,426	3.9%	21.7%
Expenses related to early redemption of
long-term borrowings	437	2,728	—	(84.0%)	—
Occupancy	1,642	1,642	1,330	—	23.4%
Data processing	1,404	1,380	1,217	1.7%	13.4%
Total other operating expense	$34,654	$35,969	$29,821	(3.7%)	20.6%

Salaries and employee benefits represent approximately 53% of total other operating expenses in 2005, compared to 47% and 54% in 2004 and 2003, respectively. Salaries and wages increased by $1.5 million in 2005 over 2004, and $.9 million in 2004 over 2003. The increase in both periods is directly related to increased staffing to support our growth objectives and increases in performance based incentives.

Other expenses decreased by $.7 million in 2005 when compared to 2004 due to reduced professional fees associated with various compliance costs in 2004, such as the Sarbanes-Oxley Act. Additionally, we experienced cost savings in 2005 associated with corporate restructurings that occurred during 2004. Other expenses increased by $1.5 million in 2004 when compared to 2003, due to a full year of amortization expense related to the core deposit intangible ($.6 million in 2004 compared to $.2 million in 2003), additional professional fees incurred in 2004 to comply with the requirements of the Sarbanes-Oxley Act and costs related to conversion of our network lines related to branch expansion and modernization.

Expenses related to early redemption of long-term borrowings consisted of $.4 million and $1.8 million in early payment penalties in 2005 and 2004, respectively, and a $.9 million write-off of unamortized issuance costs related to the early redemption of subordinated debentures in 2004.

Occupancy and equipment expenses increased by only $.1 million from 2004 to 2005. The $.8 million increase from 2003 to 2004 was due to a full year of operating expenses in 2004 related to the Huntington National Bank branch acquisition that occurred in mid-2003, the opening of a new branch office in Martinsburg, West Virginia and maintenance contracts related to the Bank’s new bank-wide security system.

Applicable Income Taxes

Income tax expense amounted to $6.5 million in 2005 compared to $3.5 million in 2004 and $4.6 million in 2003. The resulting effective tax rates were 35.0%, 31.5% and 29.8% for 2005, 2004 and 2003, respectively. The increase in the effective tax rate year to year is due primarily to corporate restructurings in February 2004 and May 2004. The other items which lowered our effective tax rates from the federal statutory rate in 2004 and 2003 were tax-exempt income from securities and loans and tax-exempt BOLI income. These same items were offset in 2005 by the significant increase in ordinary income as compared to 2004.

[24]

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets reached $1.31 billion at December 31, 2005, representing an increase of $77 million (6.2%) from year-end 2004.

The 2005 year-end total asset mix shows a consistent percentage of loans as a percentage of total assets over the past three years, as illustrated below:

	Year End Percentage of Total Assets
	2005	2004	2003
Net loans	73%	73%	71%
Investments	18%	17%	20%

The year-end total liability mix shows an increased reliance on deposits as a source of funding during the three year period and the reduced reliance on borrowings, as illustrated below:

	Year End Percentage of Total Liabilities
	2005	2004	2003
Total deposits	78%	74%	73%
Total borrowings	20%	25%	26%

Loan Portfolio

Through the Bank and the OakFirst Loan Centers, we are actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Monongalia Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of its loan portfolio. These policies include underwriting standards for new credits and the continuous monitoring and reporting of asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided an effective check and balance for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

Commercial loans are collateralized primarily by real estate, and to a lesser extent, by equipment and vehicles. Unsecured commercial loans represent an insignificant portion of total commercial loans. Residential mortgage loans are collateralized by the related property. Any residential mortgage loan exceeding an internal loan-to-value ratio requires private mortgage insurance. Installment loans are typically collateralized, with loan-to-value ratios which are established based on the financial condition of the borrower. We will also make unsecured consumer loans to qualified borrowers meeting our underwriting standards. Additional information about our loans and underwriting policies can be found in Item 1 of Part I of this annual report under the caption “Banking Products and Services”.

Table 3 sets forth the composition of our loan portfolio. Historically, our policy has been to make the majority of our loan commitments in our market areas. We had no foreign loans in our portfolio as of December 31, for all periods presented.

[25]

Summary of Loan Portfolio
(Dollars in thousands)

Table 3
	Loans Outstanding as of December 31
	2005	2004	2003	2002	2001

Commercial	$404,681	$373,893	$307,523	$242,470	$189,343
Residential—Mortgage	337,559	319,033	264,730	233,887	238,016
Installment	193,275	199,862	201,419	173,578	164,297
Residential—Construction	25,446	18,196	16,093	11,072	8,578
Lease Financing	—	466	2,260	4,819	9,319
Total Loans	$960,961	$911,450	$792,025	$665,826	$609,553

During 2005, gross loans increased by $50 million, or 5%, over 2004. This growth was focused in our commercial ($31 million) and residential mortgage ($19 million) loan portfolios, and remains consistent with management’s objectives over the past several years. Continued efforts were made to increase the percentage of loans in the portfolio with adjustable interest rates. At year-end 2005, adjustable interest rate loans maturing within one to five years were 59% of total loans, compared to 38% at year-end 2004.

Commercial loans increased 8% in 2005, following a 22% increase in 2004. Origination of new commercial loans remained high in 2005, as our lenders continued to identify new customer opportunities and expand existing customer relationships in all of our market areas, while maintaining existing standards of credit worthiness. However, new loan volume was offset by high levels of repayment, stifling growth as compared to prior years. Most new commercial loans were priced on a variable rate basis, resetting monthly, which proved to be very popular with business borrowers. Commercial loans secured by real estate were 80% at the end of 2005, compared to 81% in 2004.

Residential mortgage loans increased by $19 million, or 6%, in 2005 when compared to 2004. This follows a 20% increase in 2004 over 2003. Actual residential mortgage growth in 2005 of $50 million over 2004 (16%) was offset by $31 million in loan sales during the fourth quarter of 2005. The loans selected for sale were identified through an extensive analysis of the mortgage portfolio and included primarily adjustable rate products that management believed presented limited opportunities for improved yields in the next few years. Proceeds from the loan sale were invested in the Bank’s investment portfolio, primarily in higher yielding tax-exempt municipal securities. The majority of the growth in the mortgage loan portfolio continues to be in adjustable-rate mortgage products although the Bank did offer fixed rate mortgages in select market areas. Fixed-interest rate loans make up 33% of the total loan portfolio at the end of 2005, compared to 67% of total loans at the end of 2004.

Consumer installment loans in 2005 decreased by $6.6 million, or 3%, when compared to 2004. This decrease reflects management’s continued shift toward more commercial loans with less emphasis on the highly competitive consumer loan market. Specifically, less focus was placed on generating new indirect auto loans during 2005. Indirect auto loans comprise the largest percentage of installment loans, 84% at the end of 2005 and 78% at the end of 2004. The remaining lease financing portfolio was repaid in 2005 and we dissolved this line of business.

During 2004, gross loans increased $119 million (15%) over 2003 to $911 million. The key contributors to this strong loan growth in 2004 were commercial ($66 million) and residential-mortgage ($54 million) loans. The commercial portfolio grew 21% in 2004, following a 27% increase in 2003. This growth was primarily attributable to additional business with existing customer relationships and a more aggressive pricing strategy, while maintaining strong credit worthiness and underwriting standards.

Residential-mortgage loans grew 20% in 2004 following a 13% increase in 2003. The 2004 growth was attributable to a combination of an aggressive marketing campaign to solicit and retain existing mortgage customers as well as the offering of a competitive adjustable rate mortgage product as an alternative to the fixed rate offerings in the market.

Consumer installment loans decreased 1% in 2004 following a 16% increase in 2003. The 2004 decrease reflected management’s desire to focus efforts on growing the more profitable commercial and mortgage portfolios - a strategy that continued through 2005. The majority of the decline was in the indirect auto loan portfolio resulting from less aggressive pricing strategies.

[26]

The following table sets forth remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2005 (in thousands):

Maturities of Loan Portfolio at December 31, 2005

Table 4

	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total
Commercial	$237,989	$112,370	$54,322	$404,681
Residential—Mortgage	10,365	218,502	108,692	337,559
Installment	50,895	126,867	15,513	193,275
Residential—Construction	—	25,446	—	25,446

Total Loans	$299,249	$483,185	$178,527	$960,961

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$64,941	$149,630	$98,909	$313,480
Adjustable-Interest Rate Loans	234,308	333,555	79,618	647,481

Total Loans	$299,249	$483,185	$178,527	$960,961

It is our policy to place a loan in non-accrual status, except for consumer loans, whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Table 5 sets forth the historical amounts of non-accrual loans (in thousands) for the past five years:

Risk Elements of Loan Portfolio

Table 5

	For the Years Ended December 31
	2005	2004	2003	2002	2001	2000

Non-Accrual Loans	$2,393	$3,439	$2,774	$1,847	$3,196	$1,066
Accruing Loans Past Due 90 Days or More	989	1,105	1,236	1,458	1,230	1,448

Interest income not recognized as a result of placing loans on a non-accrual status was $.05 million, $.4 million and $.1 million during 2005, 2004 and 2003, respectively.

Allowance for Loan Losses

An allowance for loan losses is maintained to absorb losses from the loan portfolio. The allowance for loan losses is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

We use the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

[27]

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years. The allowance for loan losses also includes an estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.

The balance of the allowance for loan losses decreased to $6.4 million at year-end 2005, from $6.8 million at year-end 2004. Several factors contributed to the $.4 million decrease in the balance of the allowance in 2005, including: a 29% decrease in the balance of non-accrued loans (from $3.4 million in 2004 to $2.4 million in 2005); a decrease in impaired loans from $.6 million in 2004 to $.2 million in 2005; and a decrease in the percentage of net charge-offs to average outstanding loans from .20% to .15%, due to a decline in the amount of commercial and installment loan charge-offs during 2005. At December 31, 2005, the balance of the allowance was equal to .67% of total loans, which was four times the amount of net charge-offs for the year.

The balance of the allowance for loan losses increased to $6.8 million at year-end 2004, from $6.0 million at year-end 2003. Several factors contributed to the $.8 million increase in the balance of the allowance, including: an increase in the total loan portfolio of $119 million during the year; a slight increase in net charge-offs as a percentage of average loans to .20% in 2004 from .17% in 2003, caused primarily by a higher level of commercial loan charge-offs, offset by reduced installment loan charge-offs; and a specific allocation of $.6 million related to three commercial loans that are on non-accrual status, based on a thorough analysis of the related collateral securing these loans.

As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, the allowance for loan losses is considered adequate as of December 31, 2005 and 2004.

[28]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses
(Dollars in thousands)

Table 6

	For the Years Ended December 31
	2005	2004	2003	2002	2001	2000
Balance at Beginning of Period	$6,814	$5,974	$6,068	$5,752	$5,094	$4,409
Loans Charged Off:
Commercial	557	808	17	197	347	49
Residential—Mortgage	162	153	147	97	64	95
Installment	1,171	1,244	1,556	1,535	2,223	1,688
Total Charged Off	1,890	2,205	1,720	1,829	2,634	1,832
Recoveries of Loans:
Commercial	8	22	50	229	21	10
Residential—Mortgage	59	67	17	9	7	21
Installment	347	422	425	401	338	288
Total Recoveries	414	511	492	639	366	319
Net Loans Charged Off	1,476	1,694	1,228	1,190	2,268	1,513
Provision for Loan Losses	1,078	2,534	833	1,506	2,926	2,198
Huntington Branch Acquisition
Loan Loss Reserve	—	—	301	—	—	—
Balance at the End of Period	$6,416	$6,814	$5,974	$6,068	$5,752	$5,094
Loans at End of Period	$960,961	$911,450	$792,025	$665,826	$609,553	$617,069
Daily Average Balance of
Loans	$954,784	$861,255	$727,532	$620,049	$619,088	$604,995
Allowance for Loan Losses
to Loans Outstanding	.67%	.75%	.75%	.91%	.94%	.83%
Net Charge Offs to Average
Loans Outstanding	.15%	.20%	.17%	.19%	.37%	.25%

Table 7 presents management’s allocation of the allowance for loan losses by major loan category in comparison to that loan category’s percentage of total loans. Changes in the allocation over time reflect changes in the composition of the loan portfolio risk profile and refinements to the methodology of determining the allowance. Specific allocations in any particular category may be reallocated in the future as needed to reflect current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

Allocation of the Allowance for Loan Losses
(In thousands at December 31)

Table 7

	2005	% of Total Loans	2004	% of Total Loans	2003	% of Total Loans	2002	% of Total Loans	2001	% of Total Loans
Commercial	$2,777	47%	$3,050	41%	$2,166	39%	$2,149	36%	$1,540	27%
Residential-Mortgage/ HEL/Construction	1,504	28%	1,454	37%	1,247	35%	1,032	37%	1,066	18%
Installment, PCL & OakFirst	2,060	25%	2,246	22%	2,462	26%	2,675	26%	2,688	47%
Lease Financing	—	—	15	—	52	—	105	1%	91	2%
Commitments	75	—	49	—	47	—	33	—	29	—
Unallocated	—		—	—	—	—	74	—	338	6%

Total	$6,416	100%	$6,814	100%	$5,974	100%	$6,068	100%	$5,752	100%

[29]

Investment Securities

Our entire security portfolio is categorized as available-for-sale. Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of applicable income taxes. We do not currently purchase securities with the intent to resell and, therefore, do not own any securities classified as trading securities. For additional information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements, which are included in Item 8 of Part II of this annual report.

The following sets forth the composition of our securities portfolio by major category as of the indicated dates (in thousands):

December 31
(market value)
	2005	As% of Total	2004	As% of Total	2003	As% of Total
Securities Available-for-Sale:
U.S. Government and Agencies	$107,019	47%	$102,294	48%	$75,701	34%
Mortgage-backed Securities	63,938	28%	74,386	35%	89,082	40%
Obligation of States and Political Subdivisions	57,661	25%	22,461	11%	29,342	13%
Corporate and Other Debt	1,077	—	11,520	6%	18,268	8%
Other Securities	400	—	—	—	11,222	5%

Total	$230,095	100%	$210,661	100%	$223,615	100%

Total investment securities increased $19 million (9%) in 2005 when compared to the year-end balance in 2004. This increase is attributable to investment of the proceeds from the mortgage loan sale that occurred during the fourth quarter of 2005. U.S. Government agencies increased by $5 million and tax exempt municipal bonds increased by $35 million while mortgage-backed securities declined by $10 million due to maturities and repayments. The significant increase in municipal bonds is part of management’s strategy to generate additional tax-exempt income.

Total investment securities decreased by $13 million (6%) in 2004 compared to the year-end balance in 2003. This decrease was due to the proceeds of maturing investment securities being utilized to fund the growth of the Corporation’s loan portfolio. The composition of the investment portfolio changed during 2004, with almost half of the portfolio as of year end being held in U.S. government and agency securities. This increase in U.S. government and agency securities is directly related to the increase in our “Cash Management” product, an overnight repurchase agreement program for business customers. The U.S. government and agency securities are held as collateral for this product.

At December 31, 2005, the securities available for sale balance included a net unrealized loss of $3.2 million, which represents the difference between fair value and amortized cost. The comparable amount at December 31, 2004 was a net unrealized gain of $.7 million.

The fair value of securities available for sale decreases whenever interest rates increase and vice versa. The impact on bond prices of rising interest rates at the end of 2004 and throughout 2005 is reflected in the unrealized net loss position of the investment portfolio at year-end 2005. Further increases in interest rates after December 31, 2005, if sustained, will adversely impact the fair value of securities available for sale in 2006 in comparison to the 2005 year-end balance. Net unrealized gains/losses on available for sale securities are included in accumulated comprehensive income, net of tax, which is a component of shareholders’ equity.

We manage our investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities and cash management overnight investment products. Excluding the U.S. Government sponsored agencies, we had no concentration of investment securities from any single issues that exceeded 10% of shareholders’ equity.

[30]

Table 8 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2005 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Market Values a December 31, 2005
(Dollars in thousands)

Table 8
		1 Year	5 Years	Over	Total
	Within	Thru 5	Thru 10	10	Market
	1 Year	Years	Years	Years	Value
Securities Available-for-Sale:

U.S. government and agencies	$30,200	$59,712	$7,209	$9,898	$107,019
Mortgage-backed securities	2,133	56,822	2,745	2,238	63,938
Obligations of states and
political subdivisions	509	3,633	2,919	50,600	57,661
Corporate and other debt	400	—	—	1,077	1,477

Total	$33,242	$120,167	$12,873	$63,813	$230,095

Percentage of total	14.45%	52.23%	5.59%	27.73%	100.00%
Weighted average yield*	3.38%	4.64%	5.34%	6.40%	4.73%

* Refer to notes to Table 1

Deposits

Table 9 sets forth the average deposit balances by major category for 2005, 2004 and 2003:

Average Deposit Balances
(Dollars in thousands)

Table 9
	2005		2004		2003
	Average	Avg.	Average	Avg.	Average	Avg.
	Balance	Yield	Balance	Yield	Balance	Yield

Non-interest-bearing
demand deposits	$112,860	—	$94,871	—	$75,840	—
Interest-bearing demand
deposits	293,129	1.67%	279,217.97%		213,420.82%
Savings deposits	58,964.41%		63,471.37%		53,753.40%
Time deposits less than $100	264,503	2.28%	209,708	2.36%	219,817	3.19%
Time deposits $100 or more	187,412	4.24%	149,113	2.83%	139,571.72%

Total	$916,868		$796,380		$702,401

Total deposits increased $105 million in 2005, or 12% when compared to 2004. This compares to a $100 million (13%) increase during 2004. On an average balance basis, total deposits increased $120 million (15%) in 2005 versus 2004, following a $94 million (13%) increase in 2004.

The increase in deposits in 2005 resulted primarily from the Bank’s successful promotion of a 13-month certificate of deposit early in 2005, its purchase of brokered certificates of deposit, and the movement of $30 million in trust money market funds into the Bank during the second quarter of 2005. At December 31, 2005 and 2004, brokered certificates of deposit amounted to $165.0 million and $146.0 million, respectively, or 18% of total deposits at both year-ends.

The $140 million increase in deposits in 2004 over 2003 resulted from our purchase of brokered certificates of deposit to fund our significant loan growth, as traditional deposit growth could not satisfy demand.

[31]

During 2005 and 2004, management’s efforts have also focused on increasing lower-cost consumer checking relationships, as illustrated by the increased average balances of non-interest bearing and interest-bearing demand deposits.

The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

Maturity of Time Deposits of $100,000 or More
(Dollars in thousands)

Table 10

December 31, 2005
Maturities
3 Months or Less.	$58,243
3-6 Months	68,184
6-12 Months	63,068
Over 1 Year.	75,258

Total	$264,753

Borrowed Funds

The following shows the composition of the Corporation’s borrowings at December 31 (in thousands):

	2005	2004	2003

Federal funds purchased	$—	$—	$5,800
Securities sold under agreements to repurchase	90,939	86,914	66,040
Short-term FHLB advances	31,000	23,318	—

Total short-term borrowings	121,939	110,232	71,840

Long-term FHLB advances	92,444	139,486	168,024
Junior subordinated debentures	35,929	35,929	23,711

Total long-term borrowings	128,373	175,415	191,735

Total borrowings	$250,312	$285,647	$263,575

Average balance (from Table 1)	$260,349	$287,940	$245,990

Total borrowings decreased $35 million (12%) in 2005 compared to 2004. The average balance of total borrowings decreased $28 million (10%) in 2005 versus 2004, following a $42 million (17%) increase in 2004 when compared to 2003. The preceding table illustrates management’s use of more short-term borrowings during the past two years and less reliance on long-term borrowings. During both 2005 and 2004, higher-rate long term borrowings were repaid early and replaced with lower cost short-term borrowings. This strategy, in conjunction with continued emphasis on increasing low cost in-house deposits, has been one of the contributing factors to the increase in net interest income and net interest margin in 2005. Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the “Interest Rate Sensitivity” section of this Item 7 for further discussion on this topic.

At December 31, 2005, we had additional borrowing capacity with the FHLB totaling $31.0 million and an additional $15 million of unused lines of credit with various financial institutions. See Note 8 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

[32]

Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier I ratio of 4% (6% for well capitalized banks). The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 3% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. The Corporation’s capital policy establishes guidelines meeting these regulatory requirements, and takes into consideration current or anticipated risks as well as potential future growth opportunities.

At December 31, 2005, the Corporation’s total risk-based capital ratio was 12.66%, which was well above the regulatory minimum of 8%. The Corporation’s total risk-based capital ratio for year-end 2004 was 12.24%. As of December 31, 2005, the most recent notification from the regulators categorizes the Corporation as well capitalized under the regulatory framework for prompt corrective action. See Note 2 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for additional information regarding regulatory capital ratios.

Total shareholders’ equity increased $5.7 million to $92.0 million at December 31, 2005, from $86.4 million at year-end 2004. The return on average equity (ROE) for 2005 increased to 13.61% from 8.91% for 2004. Return on average equity (ROE) for 2003 was 13.10%. The decrease in ROE in 2004 is due to the decrease in net income in 2004 of $3.1 million when compared to 2003.

Cash dividends of $.74 per share were paid during 2005, compared with $.72 and $.70 paid in 2004 and 2003, respectively. This represents a dividend payout ratio (cash dividends per share divided by net income per share) of 37.19%, 57.6%, and 39.5% for 2005, 2004, and 2003, respectively.

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

The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers. The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged. At December 31, 2005, such liquid assets totaled $105 million. While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation’s ability to renew maturing deposits. The Corporation’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

When appropriate, we take advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable us to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2005, our available borrowing capacity through the FHLB and other financial institutions was approximately $61 million.

We actively manage our liquidity position under the direction of the Asset and Liability Management Committee of the Corporation’s Board of Directors. Monthly reviews by management and quarterly reviews by this Committee under prescribed policies and procedures are intended to ensure that we will maintain adequate levels of available funds. Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands, which will include completing the renovations to the facility acquired for its operations center. Additionally, liquidity needs for future branch expansion will be evaluated as such opportunities arise. Management anticipates opening additional branches or expanding current facilities in its existing market footprint annually or bi-annually for the next several years.

[33]

For information about our borrowings, see Note 8 of the Notes to Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report and is incorporated herein by reference.

At the holding company level, the Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debt. The main sources of funding for the holding company include dividends from the Bank and access to the capital markets. As discussed in Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, the Bank is subject to significant regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. During 2005, the Bank declared and paid dividends of $6.1 million. As of December 31, 2005, the amount of additional dividends that the Bank could have paid to the Corporation without regulatory approval was $12.2 million.

Interest Rate Sensitivity

Our primary market risk is interest rate fluctuation. Interest rate risk results primarily from the traditional banking activities that we engage in, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on our liabilities. Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates. Interest rate risk arises from mismatches in the repricing or maturity characteristics between interest-bearing assets and liabilities. Management seeks to minimize fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates. Management uses interest sensitivity gap analysis and simulation models to measure and manage these risks. The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date. The differences between total interest-sensitive assets and liabilities at each time interval represent the “interest sensitivity gap” for that interval. A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit us during a period of declining interest rates.

In order to manage interest sensitivity risk, management formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management’s capital plans. This modeling reflects interest rate changes and the related impact on net interest income over specified periods. Management has not historically used derivative financial instruments to manage its interest rate sensitivity. At December 31, 2005, the static gap analysis prepared by management indicated that we become liability sensitive over the next year. In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is liability sensitive there is a negative impact to net interest income when interest rates increase. Based on the simulation analysis performed at December 31, 2005 and 2004, management estimated the following changes in net interest income, assuming the indicated rate changes:

	(Dollars in thousands)
	2005	2004

+200 basis point increase	$322	$(592)
+100 basis point increase	$286	$(146)
-100 basis point decrease	$(1,228)	$(1,657)

This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforeseeable factors. Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between lending rates and rates paid on purchased funds are not constant over time. Management can respond to current or anticipated market conditions by lengthening or shortening the Corporation’s sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.

[34]

Impact of Inflation - Our assets and liabilities are primarily monetary in nature, and as such, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During inflationary periods, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power is not an adequate indicator of the impact of inflation on financial institutions because it does not incorporate changes in interest rates, which are an important determination of the Corporation’s earnings.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments. Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future funding requirements. Further discussion of the nature of certain obligations and commitments is included in the Notes to the Consolidated Financial Statements referenced in the table below, which are included in Item 8 of Part II of this annual report.

	Payments Due by Period

Contractual Obligations	Note		Less than	1-3	3-5	More than
(in millions)	Reference	Total	1 Year	Years	Years	5 Years

Long term debt	8
FHLB Advances		$92.4	$7.0	$20.8	$28.5	$36.1
Junior subordinated debt		35.9	—	—	—	35.9
Operating leases	5	1.5	.4	.7	.4	—
Data processing and telecommunications services	5	7.0	1.4	2.8	2.8	—
Time Deposits	7	470.7	303.1	144.3	22.5	.8

	Commitment Expiration by Period

Commitments	Note		Less than	1-3	3-5	More than
(in millions)	Reference	Total	1 Year	Years	Years	5 Years

Loan commitments	4	$161.1	$17.8	$8.3	$2.9	$132.1
Letters of credit	4	5.1	5.1	—	—	—

At December 31, 2005, our off-balance sheet arrangements were limited to loan commitments and letters of credit discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the caption “Interest Rate Sensitivity”.

[35]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First United Corporation

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First United Corporation’s internal control over financial reporting as of December, 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 9, 2006

[36]

First United Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	December 31
	2005	2004
Assets
Cash and due from banks	$24,610	$24,159
Interest-bearing deposits in banks	5,001	1,855
Investment securities available-for-sale (at market
value)	230,095	210,661
Federal Home Loan Bank stock, at cost	8,050	9,525

Loans	960,961	911,450
Allowance for loan losses	(6,416)	(6,814)
Net loans	954,545	904,636
Premises and equipment, net	27,049	23,523
Goodwill and other intangible assets, net	14,591	15,149
Bank owned life insurance	24,239	23,420
Accrued interest receivable and other assets	22,811	20,973

Total Assets	$1,310,991	$1,233,901

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest-bearing deposits	$114,523	$114,734
Interest-bearing deposits	841,331	735,927
Total deposits	955,854	850,661
Short-term borrowings	121,939	110,232
Long-term borrowings	128,373	175,415
Accrued interest and other liabilities	11,623	10,110
Dividends payable	1,163	1,127

Total Liabilities	1,218,952	1,147,545

Shareholders’ Equity:
Preferred stock—no par value;
authorized and unissued 2,000 shares
Capital stock—par value$.01 per share;
authorized 25,000 shares, issued and outstanding
6,118 in 2005 and 6,093 in 2004	61	61
Surplus	20,946	20,453
Retained earnings	73,012	65,405
Accumulated other comprehensive income	(1,980)	437

Total Shareholders’ Equity	92,039	86,356

Total Liabilities and Shareholders’ Equity	$1,310,991	$1,233,901

See notes to consolidated financial statements.

[37]

First United Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year ended December 31
	2005	2004	2003
Interest income
Interest and fees on loans	$61,570	$53,264	$49,316
Interest on investment securities:
Taxable	6,747	6,177	6,921
Exempt from federal income taxes	1,384	1,206	1,427
	8,131	7,383	8,348
Interest on federal funds sold	55	35	39
Total interest income	69,756	60,682	57,703

Interest expense
Interest on deposits	19,104	12,108	12,775
Interest on short-term borrowings	2,749	1,153	447
Interest on long-term borrowings	7,560	10,755	10,379

Total interest expense	29,413	24,016	23,601
Net interest income	40,343	36,666	34,102
Provision for loan losses	1,078	2,534	833

Net interest income after provision
for loan losses	39,265	34,132	33,269

Other operating income
Service charge income	5,463	4,749	3,895
Trust department income	3,260	3,153	2,520
Insurance premium income	1,599	1,448	1,367
Gain related to prepayment of long term borrowings	868	—	—
Security gains (losses)	(125)	703	1,009
Bank owned life insurance	819	626	938
Other income	2,204	2,292	2,138

Total other operating income	14,088	12,971	11,867

Other operating expense
Salaries and employee benefits	18,428	16,907	15,995
Equipment	3,067	2,952	2,426
Expenses related to prepayment
of long-term borrowings	437	2,728	—
Occupancy	1,642	1,642	1,330
Data processing	1,404	1,380	1,217
Other expenses	9,676	10,360	8,853

Total other operating expense	34,654	35,969	29,821

Income before income taxes	18,699	11,134	15,315
Applicable income taxes	6,548	3,507	4,566

Net income	$12,151	$7,627	$10,749

Earnings per share	$1.99	$1.25	$1.77

Weighted average common shares outstanding	6,105,699	6,088,367	6,086,369

See notes to consolidated financial statements

[38]

First United Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2002	$61	$20,199	$50,254	$562	$71,076
Comprehensive income:
Net income for the year			9,655		9,655
Unrealized gains on securities
available-for-sale,
net of income taxes of $1,951				2,718	2,718

Comprehensive income					12,373
Cash dividends—$.685 per share			(4,166)		(4,166)
Balance at December 31, 2002	61	20,199	55,743	3,280	79,283
Comprehensive income:
Net income for the year			10,749		10,749
Unrealized loss on securities
available-for-sale,
net of income tax benefit of $904				(1,675)	(1,675)

Comprehensive income					9,074
Issuance of 7,000 shares of common
stock under dividend reinvestment plan		125			125
Cash dividends—$.705 per share			(4,291)		(4,291)

Balance at December 31, 2003	61	20,324	62,201	1,605	84,191
Comprehensive income:
Net income for the year			7,627		7,627
Unrealized loss on securities
available-for-sale,
net of income tax benefit of $286				(1,168)	(1,168)

Comprehensive income					6,459
Issuance of 6,000 shares of common
stock under dividend reinvestment plan		129			129
Cash dividends—$.725 per share			(4,423)		(4,423)

Balance at December 31, 2004	61	20,453	65,405	437	86,356
Comprehensive income:
Net income for the year			12,151		12,151
Unrealized loss on securities
available-for-sale,
net of income taxes of $1,295				(2,417)	(2,417)

Comprehensive income					9,734
Issuance of 24,578 shares of common
stock under dividend reinvestment plan		493			493
Cash dividends—$.745 per share			(4,544)		(4,544)

Balance at December 31, 2005	$61	$20,946	$73,012	$(1,980)	$92,039

See notes to consolidated financial statements.

[39]

First United Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31
	2005	2004	2003
Operating activities
Net income	$12,151	$7,627	$10,749
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,078	2,534	833
Depreciation and amortization	3,074	2,921	2,338
Net accretion and amortization of investment
security discounts and premiums	483	1,106	1,935
(Gain) loss on sale of investment securities	125	(703)	(1,009)
(Increase) decrease in accrued interest
receivable and other assets	(1,838)	(5,604)	(3,560)
(Decrease) increase in accrued interest and
other liabilities	1,513	920	41
Proceeds from sale of mortgage loans	30,941	—	—
Increase in cash surrender value of bank owned
life insurance	(819)	(625)	(938)
Net cash provided by operating activities	46,708	8,176	10,389
Investing activities
Net (increase) decrease in interest-bearing deposits
in banks	(3,146)	(381)	4,733
Proceeds from maturities of investment securities
available-for-sale	87,035	127,250	167,130
Proceeds from sales of investment securities
available-for-sale	27,684	14,008	98,615
Purchases of investment securities
available-for-sale	(139,118)	(129,912)	(277,588)
Net increase in loans	(80,452)	(121,118)	(77,452)
Net (increase) decrease in FHLB stock	1,475	(865)	498
Purchase of premises and equipment	(5,542)	(9,288)	(4,200)
Purchase of additional bank owned life insurance	—	(2,300)	—
Net cash provided by acquisition	—	—	66,040
Net cash used in investing activities	(112,064)	(122,606)	(22,224)
Financing activities
Net increase in deposits	105,193	100,500	8,799
Net increase in short-term borrowings	11,707	38,392	16,240
Proceeds from long-term borrowings	—	35,929	—
Payments on long-term borrowings	(47,042)	(52,249)	(7,037)
Cash dividends paid	(4,544)	(4,384)	(4,262)
Proceeds from issuance of common stock	493	129	125

Net cash provided by financing activities	65,807	118,317	13,865
Increase (decrease) in cash and
cash equivalents	451	3,887	2,030
Cash and cash equivalents at beginning of year	24,159	20,272	18,242

Cash and cash equivalents at end of year	$24,610	$24,159	$20,272

Supplemental information
Interest paid	$28,557	$23,605	$24,641
Income taxes paid	6,750	6,262	5,218
Acquisition of a business:
Fair value of assets acquired:
Loans			48,841
Premises and equipment			1,340
Goodwill and other identified intangibles			14,682
Fair value of liabilities assumed:
Demand deposit and savings accounts			(79,611)
Certificates of deposits			(51,292)

Net cash provided by acquisition			66,040

See notes to consolidated financial statements.

[40]

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation (“Corporation”) is a registered financial holding company that was incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust (“Bank”), First United Insurance Group, LLC, a full-service insurance agency, and OakFirst Loan Center, Inc. and OakFirst Loan Center, LLC, both consumer finance companies. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 25 offices and 34 automated teller machines. This customer base includes individuals, businesses and various governmental units. The Insurance Group is a full-services insurance agency. The Corporation and its subsidiaries principally operate in four Western Maryland counties and four West Virginia counties.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2005 presentation.

Additionally, the Corporation also determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements”, or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that does not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

As discussed further in Note 8 below, the Corporation formed wholly-owned trusts for the purpose of issuing securities which qualify as regulatory capital and are considered VIE’s. These trusts are not consolidated, based on the criteria established in FIN 46. The Corporation’s investment in non-consolidated VIE’s are accounted for using the equity method of accounting.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of the Bank, First United Insurance Group, LLC, OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC. All significant inter-company accounts and transactions have been eliminated.

Investments

Securities available-for-sale: All securities purchased have been classified as available-for-sale, and as such are stated at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of other comprehensive income in shareholders’ equity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums to the first call date, if applicable, or to maturity, and for accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Management systematically evaluates the securities for impairment on a quarterly basis. Other than temporary declines in the fair value of available for sale securities are recognized as securities losses in the period in which the impairment determination is made. Realized gains and losses on securities sold is based on the specific identification method.

[41]

Loans

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their outstanding balance.

Interest and Fees on Loans

Interest on loans and leases (other than those on non-accrual status) is recognized based upon the principal amount outstanding. Loan fees in excess of the costs incurred to originate the loan are recognized as income over the life of the loan utilizing the straight-line method for open-ended loans and the interest method for all other loan types. Generally, fees on loans with a specified maturity date, such as residential mortgages, are recognized using the interest method. Loan fees for lines of credit are recognized on the straight-line method.

A loan is considered to be past due when a payment has not been received for 30 days after its contractual due date. It is the Corporation’s general policy to discontinue the accrual of interest on loans (including impaired loans), except for consumer loans, when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual status, interest is not recognized and cash payments received are applied to the principal balances. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt.

Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Loans other than consumer loans are charged-off based on an evaluation of the facts and circumstances of each individual loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed by management to be sufficient to absorb estimated losses inherent in the loan portfolio. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to it. Management’s determination of the adequacy of the loan loss reserve is based upon the impact of economic conditions on the borrower’s ability to repay, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which, in management’s judgment, deserve current recognition.

The Corporation utilizes the methodology outlined in the FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration or Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 32 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. In accordance with SFAS No. 142, and SFAS No. 147, which applies specifically to branch purchases that qualify as business combinations, goodwill is not amortized but is subject to an annual impairment test.

Core deposit intangible assets represent the present value of future net income to be earned from acquired deposits and are being amortized using the straight-line method over their estimated life of 7.2 years.

[42]

Bank-Owned Life Insurance (BOLI)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Income Taxes

The Corporation accounts for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the net liability or asset for deferred taxes adjusted for changes in any deferred tax asset valuation allowance.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks in the consolidated statement of cash flows.

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

Variable Interest Entities

In January, 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain VIEs, commonly referred to as special-purpose entities (SPEs), in which equity investors do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December, 2003, the FASB reissued FIN 46 with certain modifications and clarifications.

In 1999, the Corporation issued approximately $23.7 million in mandatorily redeemable junior subordinated debentures to First United Capital Trust, a Delaware business trust (“Capital Trust”), the common stock of which was owned by the Corporation. Capital Trust concurrently issued approximately $23.0 million in mandatorily redeemable preferred securities to third-party investors. The Corporation’s investment in Capital Trust was considered a SPE. In accordance with the requirements of FIN 46 and FIN 46R, the Corporation reported $23.7 million of junior subordinated debentures as long-term borrowings and its $0.7 million equity interest in the Capital Trust as an “Other Asset” at December 31, 2003. On September 30, 2004, the Corporation exercised its option to redeem the $23.7 million of junior subordinated debentures and, at the same time, Capital Trust redeemed the related preferred securities. Capital Trust was thereafter dissolved.

In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (collectively with FUST I, the “Trusts”). The Trusts are Connecticut statutory business trusts, with all outstanding common stock owned by the Corporation, that issued mandatorily redeemable preferred capital securities to third party investors. The Trusts are considered SPEs. In accordance with FIN 46R, the Corporation reported the $30.9 million of junior subordinated debentures as long-term borrowings and its $0.9 million equity interest in the Trusts as “Other Assets” at December 31, 2005 and 2004.

These debentures and preferred securities are discussed in detail in Note 8.

[43]

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle, as well as changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retroactive application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Corporation will implement the provisions of this new standard whenever applicable.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2005, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2005 and 2004, the most recent notification from the regulators categorized the Corporation and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentage shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total Capital (to Risk Weighted Assets)
Consolidated	$121,773	12.66%	$76,958	8.00%	$96,198	10.00%
First United Bank	105,029	11.04%	76,116	8.00%	95,148	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	110,357	11.45%	38,479	4.00%	57,719	6.00%
First United Bank	98,820	10.39%	38,059	4.00%	57,089	6.00%
Tier I Capital (to Average Assets)
Consolidated	110,357	8.64%	51,120	4.00%	63,899	5.00%
First United Bank	98,820	7.80%	50,694	4.00%	63,368	5.00%

[44]

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total Capital (to Risk Weighted Assets)
Consolidated	$112,584	12.24%	$73,570	8.00%	$91,962	10.00%
First United Bank	97,531	10.70%	72,910	8.00%	91,137	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	99,410	10.81%	36,785	4.00%	55,177	6.00%
First United Bank	90,870	9.97%	36,455	4.00%	54,682	6.00%
Tier I Capital (to Average Assets)
Consolidated	99,410	8.44%	35,350	3.00%	58,917	5.00%
First United Bank	90,870	7.57%	35,999	3.00%	59,998	5.00%

3. Investment Securities

The following table shows a comparison of amortized cost and market values of securities available-for-sale (in thousands):

	Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
December 31, 2005
U.S. government and agencies	$108,301	$6	$1,288	$107,019
Mortgage-backed securities	65,647	33	1,742	63,938
Obligations of states and political subdivisions	58,041	784	1,164	57,661
Corporate and other debt securities	1,381	96	—	1,477

Totals	$233,370	$919	$4,194	$230,095

December 31, 2004
U.S. government and agencies	$102,790	$101	$597	$102,294
Mortgage-backed securities	74,324	195	133	74,386
Obligations of states and political subdivisions	21,503	960	2	22,461
Corporate and other debt securities	11,320	200	—	11,520

Totals	$209,937	$1,456	$732	$210,661

Proceeds from sales and calls of securities available-for-sale and the realized gains and losses are as follows (in thousands):

	2005	2004	2003

Proceeds	$27,684	$14,008	$98,615
Realized gains	93	712	1,755
Realized losses	(218)	(9)	(746)
Income taxes (benefit) – securities gains/losses	(.1)	.2	.4

[45]

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2005 and 2004 (in thousands):

December 31, 2005
Less than 12 months		12 months or more
Fair	Unrealized	Fair	Unrealized
Value	Losses	Value	Losses
U.S. government and agencies	$61,312	$(718)	$42,005	$(570)
Mortgage-backed securities	42,321	(1,164)	17,812	(579)
Obligations of states and political subdivisions	36,596	(1,163)	—	—
	$140,229	(3,045)	$59,817	($1,149)

	December 31, 2004
	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
U.S. government and agencies	$74,177	$(569)	$2,021	$(28)
Mortgage-backed securities	21,428	(77)	5,758	(56)
Obligations of states and political Subdivisions	866	(2)	—	—
	$96,471	$(648)	$7,779	$(84)

The Corporation does not believe any individual unrealized loss as of December 31, 2005 represents an other-than-temporary impairment. The unrealized losses on debt securities are primarily attributable to changes in interest rates. The $1.6 million in unrealized losses reported for mortgage-backed securities at December 31, 2005 relates primarily to securities issued by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association (GNMA). The $1.3 million of unrealized losses reported for U.S. government and agencies securities at December 31, 2005 relates to agency debentures. All of our investments in states and other political subdivisions are of the highest investment grade as determined by the major rating agencies. The Corporation has both the intent and ability to hold the securities contained in the previous table for the period of time necessary to recover its amortized cost.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2005 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available-for-Sale
	(in thousands)
	Amortized	Market
Contractual Maturity	Cost	Value
Due in one year or less	$31,407	$31,109
Due after one year through five years	63,961	63,345
Due after five years through ten years	10,129	10,128
Due after ten years	62,226	61,575
	167,723	166,157
Mortgage-backed securities	65,647	63,938
	$233,370	$230,095

[46]

At December 31, 2005 and 2004, investment securities with a market value of $153 and $173 million, respectively, were pledged to secure public and trust deposits and securities sold under agreements to repurchase as required or permitted by law.

4. Loans

The Corporation, through the bank, is active in originating loans to customers primarily in Western Maryland and West Virginia. The following table is a summary of the loan portfolio by principal categories (in thousands):

	December 31, 2005		December 31, 2004
		Loan		Loan
	Loans	Commitments	Loans	Commitments
Commercial	$404,681	$110,000	$373,893	$91,705
Residential—mortgage	337,559	39,350	319,033	36,456
Installment	193,275	42	199,862	514
Residential—construction	25,446	11,701	18,196	12,734
Lease financing	—	—	466	—
Commercial letters of credit	—	5,086	—	5,336
Total	$960,961	$166,179	$911,450	$146,745

Loan commitments are made to accommodate the financial needs of the Corporation’s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality. Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management’s credit assessment of the customer.

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Pursuant to the Bank’s lending policies, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Balance at January 1	$16,006	$16,794	$18,796
Loans or advances	14,070	12,396	12,557
Repayments	(12,391)	(13,184)	(14,559)

Balance at December 31	$17,685	$16,006	$16,794

Activity in the allowance for loan loss is summarized as follows (in thousands):

	2005	2004	2003
Balance at January 1	$6,814	$5,974	$6,068
Gross credit losses	(1,890)	(2,205)	(1,720)
Recoveries	414	511	492
Net credit losses	(1,476)	(1,694)	(1,228)
Provision for loan losses	1,078	2,534	833
Huntington Branch acquisition loan loss reserve	—	—	301
Balance at December 31	$6,416	$6,814	$5,974

Non-accruing loans, net of their specific valuation allowances, were $2.4 million, $3.4 million, and $2.8 million at December 31, 2005, 2004 and 2003, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was $.05 million, $.4 million and $.1 million during 2005, 2004 and 2003, respectively. Accruing loans past due 90 days or more were $.9 million, $1.1 million and $1.2 million at the end of 2005, 2004 and 2003, respectively.

[47]

Total impaired loans amounted to $.2 million and $.6 million at December 31, 2005 and 2004, respectively. Specific allocations of the allowance for loan losses for impaired loans were equal to these same amounts.

In December 2005, the Bank sold $31.1 million of its residential mortgage loans. The loans were sold without recourse and the Bank will continue to service these loans. No gain or loss was recognized on the sale. Loan servicing rights of $0.3 million were recorded as part of this transaction and will be amortized over the weighted average remaining life of the loans sold.

5. Premises and Equipment

The composition of premises and equipment at December 31 is as follows (in thousands):

	2005	2004
Land	$9,232	$8,397
Land Improvements	135	—
Premises	16,987	13,489
Furniture and equipment	26,533	25,152
	52,887	47,038
Less accumulated depreciation	(25,838)	(23,515)

Total	$27,049	$23,523

The Corporation recorded depreciation expense of $2.5, $2.4, and $2.1 million in 2005, 2004 and 2003, respectively.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2005, future minimum rent commitments under these leases for each of the next five years are as follows: $.4, .4, .3, .2, and .2 million. The leases contain options to extend for periods from 1 to 5 years, not included in the aforementioned amounts.

Total rent expense amounted to $.5 million in each of 2005, 2004 and 2003.

6. Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of four branch offices and a banking center from The Huntington National Bank in July 2003 and an insurance agency in April 1999. The Corporation performed its annual impairment test as of December 31, 2005 and determined that goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future. The Corporation will continue to evaluate goodwill on an annual basis for impairment and as events occur or circumstances change.

The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

	2005				2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life

Goodwill	$11,900	$—	$11,900		$11,900	$—	$11,900
Core deposit intangible assets	4,040	(1,349)	2,691	4.8	4,040	(791)	3,249	5.8
Total	$15,940	$(1,349)	$14,591		$15,940	$(791)	$15,149

[48]

Amortization expense relating to the core deposit intangible asset acquired in 2003 pursuant to the Huntington National Bank branch acquisition was $.6 million in 2005 and 2004. Future estimated annual amortization expense is presented below (in thousands):

2006	$558
2007	558
2008	558
2009	558
2010	449

7. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $264.8 and $188.0 million at December 31, 2005 and December 31, 2004, respectively.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2005 (in thousands):

2006	$303,083
2007	107,167
2008	37,074
2009	10,497
2010	11,992
Thereafter	902

8. Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities less than one year (dollars in thousands):

	2005	2004	2003
Federal funds purchased (weighted
average interest rate at December 31, 2003
(1.20%)	$—	$—	$5,800
Short-term FHLB advance,
Daily borrowings, interest rate of 4.49%	31,000	—	—
Short-term FHLB advance,
Interest rate of 2.6% maturing in March 2005	—	23,319	—
	2005	2004	2003
Securities sold under agreements to repurchase:
Outstanding at end of year	$90,939	$86,914	$66,040
Weighted average interest at year end	2.56%	2.14%	1.03%
Maximum amount outstanding as of
any month end	93,632	91,209	66,040
Average amount outstanding	85,846	78,352	49,278
Approximate weighted average rate
during the year	2.68%	1.44%	.86%

[49]

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year (dollars in thousands):

	2005	2004
FHLB advances, bearing interest at rates ranging
from 3.15% to 5.57% at December 31	$92,444	$139,486
Junior subordinated debt, bearing interest at rates
ranging from 6.02% to 7.25%	35,929	35,929
	$128,373	$175,415

In addition to the above, the Corporation has $15.6 million of letters of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2005. These letters of credit are pledged to secure public deposits.

The Corporation has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2005, the available line of credit equaled $375 million. This line of credit, which can be used for both short or long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage and commercial loans and investment securities, as follows:

1-4 family mortgage loans	$127,687
Commercial loans	6,822
Investment securities	56,868
$191,377

The collateralized line of credit totaled $135 million at December 31, 2005, of which $52 million was available for additional borrowings.

The Corporation also has various unsecured lines of credit totaling $20.0 million with various financial institutions to meet daily liquidity requirements. As of December 31, 2005, the Corporation had no borrowings under these credit facilities.

Repurchase Agreements--The Corporation has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities owned by the company and held in safekeeping at independent correspondent banks.

FHLB Advances--The FHLB advances consist of various borrowings with maturities generally ranging from 5 to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but the Corporation may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, the Corporation’s early repayment of any advance could be subject to a prepayment penalty.

In December 2005, the Bank prepaid $25 million of long-term FHLB advances, resulting in a net early redemption gain of $.4 million. The prepayment was funded in part by a $15 million brokered certificate of deposit which will mature in April of 2006. The remaining $10 million was funded through daily borrowings. The repayment of the brokered CD and daily borrowings will come from scheduled maturities in the investment portfolio.

The weighted average interest rate on all long-term FHLB advances was 4.35% at December 31, 2005. Maturities of long-term FHLB advances over the next five years are as follows: 2006, $7.0 million; 2007, $19.8 million; 2008, $1.0 million; 2009, $12.5 million; and $52.1 million thereafter.

In December 2004, the Bank refinanced $21.5 million of long-term FHLB advances, resulting in early redemption penalty of $1.8 million (included in other expense). The borrowing was refinanced with a short-term FHLB advance that matured in March 2005.

Subordinated Debt--In 1999, Capital Trust issued 9.375% preferred securities with an aggregate liquidation amount of $23.0 million ($1,000 per preferred share) to third-party investors. The proceeds were used to purchase an equal amount of 9.375% junior subordinated debentures of the Corporation. An additional $.7 million of junior subordinated debentures was purchased by Capital Trust from the proceeds of the sale of 100% of the Trust’s common securities to the Corporation. The junior subordinated debentures represented the sole assets of Capital Trust, and payments of the junior subordinated debentures by the Corporation were the sole source of cash flow for Capital Trust. The preferred securities qualified as regulatory Tier 1 capital of the Corporation. On September 30, 2004, the Corporation exercised its right to redeem the junior subordinated debentures at the same time Capital Trust redeemed the preferred securities. In conjunction with this early redemption, the Corporation expensed $.9 million of remaining unamortized issuance costs (included in other operating expenses) related to the junior subordinated debentures.

[50]

In March 2004, the Trusts issued preferred securities with an aggregate liquidation amount of $30.9 million to third-party investors. The proceeds of issuance of the preferred securities were used to purchase an equal amount of junior subordinated debentures of the Corporation, as follows:

$20.6 million--6.02% fixed rate for five years payable quarterly, converting to floating rate based on three-month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (7.25% at December 31, 2005) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

The debentures represent the sole assets of the Trusts, and payments of the debentures by the Corporation are the only sources of cash flow for the Trusts.

In December 2004, the Corporation issued an additional $5.0 million of debentures. The debentures have a fixed rate of 5.88% for the first five years, payable quarterly, and then converts to a floating rate based on three month LIBOR plus 185 basis points. The debentures mature in 2014, but are redeemable five years after issuance at the Corporation’s option.

The Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its common stock.

9. Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003
Taxes currently payable - federal and state	$5,299	$5,324	$6,060
Deferred taxes (benefit) - federal and state	1,249	(1,817)	(1,494)
Income tax expense for the year	$6,548	$3,507	$4,566

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income on securities and loans	(2.7)	(4.1)	(3.6)
Tax-exempt BOLI income	(1.5)	(2.0)	(2.1)
State income tax, net of federal tax benefit	3.9	4.4	.6
Other	.3	(1.8)	(.1)
	35.0%	31.5%	29.8%

[51]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Allowance for loan losses	$2,538	$2,695
Deferred loan fees	173	184
Deferred compensation	558	506
State tax loss carry forwards	658	575
Other	88	66
Total deferred tax assets	4,015	4,026
Valuation allowance	(658)	(575)
Total deferred tax assets less valuation allowance	3,357	3,451
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(363)	(251)
Depreciation	(1,176)	(1,450)
Unrealized gain/(loss) on investment securities
available-for-sale	1,295	(287)
Pension	(2,459)	(1,110)
Auto leasing	—	(186)
Other	(371)	(218)
Total deferred tax liabilities	(3,074)	(3,502)
Net deferred tax assets (liabilities)	$283	$(51)

State income tax expense amounted to $1.1 million, $.8 million and $.2 million during 2005, 2004 and 2003, respectively. The state tax loss carry forwards included in deferred tax assets will expire commencing in 2019.

[52]

10A. Employee Benefit Plans

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

The benefit obligation activity was calculated using an actuarial measurement date of January 1. Plan assets were calculated using an actuarial measurement date of December 31. The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Corporation’s pension plan (in thousands):

	2005	2004
Change in Benefit Obligation
Obligation at the beginning of the year	$16,718	$14,724
Service cost	799	718
Interest cost	1,035	938
Assumptions	0	245
Actuarial (gains) losses	318	528
Benefits paid	(447)	(435)
Obligation at the end of the year	$18,423	$16,718
Change in Plan Assets
Fair value at the beginning of the year	14,434	13,726
Actual return on plan assets	507	725
Employer contribution	4,782	418
Benefits paid	(447)	(435)

Fair value at the end of the year	19,276	14,434

Funded Status	852	(2,285)
Unrecognized net actuarial loss	5,595	4,566
Unrecognized prior service cost	142	152
Unrecognized net transition asset	(371)	(410)

Prepaid Benefit Cost	$6,218	$2,023

	2005	2004	2003
Components of Net Pension Cost
Service cost	$799	$718	$571
Interest cost	1,035	938	840
Expected return on assets	(1,406)	(1,183)	(1,005)
Amortization of transition asset	(39)	(39)	(39)
Recognized loss	189	151	136
Prior service cost	10	10	10

Net pension expense included in employee benefits	$588	$595	$513

Weighted Average Assumptions
Discount rate for benefit obligations	6.15%	6.15%	6.25%
Discount rate for net pension cost	6.15%	6.25%	6.75%
Expected long-term return on assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%

The accumulated benefit obligation was $14.1 million and $13.5 million at December 31, 2005 and 2004, respectively.

[53]

The expected long-term rate of return on Plan assets has been established by considering historical and future expected returns of the asset classes invested in by the Plan trustees, and the allocation strategy currently in place among those classes. The asset allocations for the defined benefit pension plan as of December 31, 2005 and 2004, by asset category, are as follows:

	Percentage of
	Plan Assets
	2005	2004
ASSET CATEGORY
Equity securities	62%	64%
Debt securities	32%	23%
Cash and cash equivalents	6%	13%
Total	100%	100%
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

The following summarizes the number of Corporation shares and the fair value of such shares that are included in Plan assets at December 31, 2005 and 2004, as well as dividends paid to the Plan for such years (dollars in thousands):

	2005	2004
Number of shares held	3,839	14,905
Number of shares purchased	33	—
Number of shares sold	11,099	34,179
Fair value	$82	$348
Dividends paid	$6	$33
Percentage of total plan assets	.42%	2.4%

Estimated Cash Flows related to the Plan are as follows (in thousands):

Estimated future benefit payments:

2006	438
2007	450
2008	476
2009	569
2010	637
2011-2015	5,593
$8,163

The Corporation estimates that it will contribute $.5 million to the plan in 2006.

401(K) Profit Sharing Plan

The First United Bank & Trust 401(k) Profit Sharing Plan (“the 401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute to the plan through payroll deductions. Contributions up to 6% of an employee’s base salary are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.4 million, $.4 million, and $.3 million in 2005, 2004 and 2003, respectively.

[54]

Supplemental Executive Retirement Plan

During 2001, the Corporation established an unfunded supplemental executive retirement plan (SERP) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Corporation acquired bank owned life insurance (BOLI) policies on the senior management personnel and officers of the Corporation. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs. The SERP expense for 2005, 2004 and 2003 was $.4 million each year.

11. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2005, the daily average amount of these required reserves was approximately $11.2 million.

12. Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2005, the Bank could have paid additional dividends of $12.2 million to the Corporation without regulatory approval.

13. Commitments and Contingent Liabilities

The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. However, to the knowledge of management, the Corporation is not currently subject to any such legal actions.

Loan and letter of credit commitments are discussed in Note 4.

14. Fair Value of Financial Instruments

As required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” presented in the following table is fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. Fair value is best determined by values quoted through active trading markets. Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques. As a result, the Corporation’s ability to actually realize these derived values cannot be assumed.

The fair values disclosed under SFAS No. 107 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could significantly impact the derived estimates of fair value. SFAS No. 107 excludes disclosure of non financial assets such as buildings as well as certain financial instruments such as leases. Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

[55]

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition at December 31 are as follows (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$24,610	$24,610	$24,159	$24,159
Interest-bearing deposits in
banks	5,001	5,001	1,855	1,855
Investment securities	230,095	230,095	210,661	210,661
Federal Home Loan Bank stock	8,050	8,050	9,525	9,525
Bank Owned Life Insurance	24,239	24,239	23,420	23,420
Loans, net	954,545	949,622	904,635	900,647
Accrued interest receivable	6,114	6,114	5,200	5,200
Financial Liabilities:
Deposits	955,854	952,350	850,661	790,555
Borrowed funds	250,312	253,744	285,647	286,292
Accrued interest payable	4,129	4,129	3,187	3,187

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts as reported in the statement of financial condition for cash and due from banks approximate their fair values.

Interest-bearing deposits in banks: The carrying amount of interest-bearing deposits approximates their fair values.

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

Bank Owned Life Insurance: The carrying amounts of BOLI policies approximate their fair values.

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

Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. The Corporation expects most of these commitments to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements. Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments. The Corporation does not have any derivative financial instruments at December 31, 2005 or 2004.

[56]

15. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition (in thousands)

	December 31
	2005	2004
Assets
Cash	$2,067	$1,406
Investment securities	1,230	1,268
Investment in bank subsidiary	113,411	106,052
Other assets	5,711	5,583
Investment in non-bank subsidiaries	9,962	9,851
Total Assets	$132,381	$124,160

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$1,223	$1,082
Dividends payable	1,163	1,127
Junior subordinated debt	35,929	35,929
Shareholders’ equity	94,066	86,022
Total Liabilities and Shareholder’s Equity	$132,381	$124,160

Condensed Statements of Income (in thousands)
	Year Ended December 31
	2005	2004	2003
Income:
Dividend income from bank subsidiary	$8,009	$8,718	$6,786
Other income	253	422	84
Total income	$8,262	9,140	6,870

Expenses:
Interest expense	2,179	2,927	2,192
Other expenses	127	942	127
Total expenses	2,306	3,869	2,319

Income before income taxes and equity in undistributed
net income of subsidiaries	5,956	5,271	4,551
Income tax benefit	—	1,205	795
Equity in undistributed net income (loss) of subsidiaries:
Bank	5,518	1,080	5,118
Non-bank	677	71	285

Net Income	$12,151	$7,627	$10,749

[57]

Condensed Statements of Cash Flows (in thousands)

	Year Ended December 31
	2005	2004	2003
Net income	$12,151	$7,627	$10,749
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income
of subsidiaries	(6,194)	(1,151)	(5,403)
Increase in other assets	(128)	(830)	(1,615)
Decrease (increase) in accrued interest and other
liabilities	141	232	822
Increase in dividends payable	36	34	31

Net cash provided by operating activities	6,006	5,912	4,584

INVESTING ACTIVITIES
Proceeds from investment maturities	38	269	—
Net investment in subsidiaries	(351)	(1,401)	(636)
Capital transfer to Bank	—	(12,000)	—

Net cash used in investing activities	(313)	(13,132)	(636)

FINANCING ACTIVITIES
Cash dividends	(4,552)	(4,433)	(4,262)
Proceeds from issuance of common stock	(480)	(125)	125
Proceeds from issuance of long term debt	—	12,218	—

Net cash provided by (used in)
financing activities	(5,032)	7,660	(4,137)
(Decrease) increase in cash and cash equivalents	661	440	(189)
Cash and cash equivalents at beginning of year	1,406	966	1,155

Cash and cash equivalents at end of year	$2,067	$1,406	$966

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005
Interest income	$16,150	$16,826	$18,099	$18,681
Interest expense	6,560	6,833	7,710	8,310
Net interest income	9,590	9,993	10,389	10,371
Provision for possible loan losses	(91)	1,007	356	(194)
Other income	3,053	3,097	3,430	4,633
Gains (losses) on securities	28	(218)	59	6
Other expenses	8,479	8,509	8,787	8,879
Expenses related to early redemption of
long-term borrowings	—	—	—	—

Income before income taxes	4,283	3,356	4,735	6,325
Applicable income taxes	1,529	1,219	1,691	2,109

Net income	$2,754	$2,137	$3,044	$4,216

Earnings per share	$.45	$.35	$.50	$.69

[58]

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2004
Interest income	$14,601	$14,853	$15,160	$16,067
Interest expense	5,493	5,856	6,348	6,319
Net interest income	9,108	8,997	8,812	9,748
Provision for possible loan losses	45	739	851	899
Other income	2,767	2,977	2,800	3,724
Gains (losses) on securities	674	27	2	—
Other expenses	8,396	8,233	8,185	8,426
Expenses related to early redemption of
long-term borrowings	—	—	910	1,818

Income before income taxes	4,108	3,029	1,668	2,329
Applicable income taxes	1,396	1,032	573	506

Net income	$2,712	$1,997	$1,095	$1,823

Earnings per share	$.45	$.33	$.18	$.29

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2005 was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO. Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are effective.

During the fourth quarter of 2005, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2005. Management’s report on the Corporation’s internal control over financial reporting and the related attestation report of the Corporation’s registered public accounting firm are included on the following pages.

[59]

Management’s Report on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
First United Corporation

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of the Corporation’s financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in the financial statements or the unauthorized use or disposition of the Corporation’s assets. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the three years ended December 31, 2005, appearing elsewhere in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, as stated in their report, which is included herein.

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Office

[60]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First United Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First United Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). First United Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

In our opinion, management’s assessment that First United Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First United Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 9, 2006

[61]

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

All other information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2006 Annual Stockholders Meeting to be filed with the SEC in March of 2006 pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2006 Annual Stockholders Meeting to be filed with the SEC in March of 2006 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2006 Annual Stockholders Meeting to be filed with the SEC in March of 2006 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2006 Annual Stockholders Meeting to be filed with the SEC in March of 2006 pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2006 Annual Stockholders Meeting to be filed with the SEC in March of 2006 pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004   and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003

(a) (3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are shown on the Exhibit List that follows the signatures to this annual report.

[62]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First United Corporation

Dated: March 9, 2006	By:	/s/ / William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
(William B. Grant) Director, Chief Executive Officer--March 9, 2006	(David J. Beachy) Director--March 9, 2006

/s/ M. Kathryn Burkey	/s/ Faye E. Cannon
(M. Kathryn Burkey) Director--March 9, 2006	(Faye E. Cannon) Director--March 9, 2006

/s/ Paul Cox, Jr.	/s/ Raymond F. Hinkle
(Paul Cox, Jr.) Director--March 9, 2006	(Raymond F. Hinkle) Director--March 9, 2006

/s/ Robert W. Kurtz	/s/ John W. McCullough
(Robert W. Kurtz) Director, President and Chief Risk Officer--March 9, 2006	(John W. McCullough) Director--March 9, 2006

/s/ Elaine L. McDonald	/s/ Donald E. Moran
(Elaine L. McDonald) Director--March 9, 2006	(Donald E. Moran) Director--March 9, 2006

/s/ Karen F. Myers	/s/ Carissa L. Rodeheaver
(Karen F. Myers) Director--March 9, 2006	(Carissa L. Rodeheaver) Chief Financial Officer- March 9,

/s/ Gary R. Ruddell	/s/ I. Robert Rudy
(Gary R. Ruddell Director--March 9, 2006	(I. Robert Rudy) Director--March 9, 2006

/s/ Richard G. Stanton	/s/ Robert G. Stuck
(Richard G. Stanton) Director - March 9, 2006	(Robert G. Stuck) Director--March 9, 2006

[63]

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998).

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

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

21	Subsidiaries of the Corporation, incorporated by reference to page 3 of this Annual Report on Form 10-K.

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

[64]