Form 10-Q
period 2006-03-31
FIRST UNITED CORP/MD/
filed 2006-05-08
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,123,681 shares of common stock, par value $.01 per share, as of April 30, 2006.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Statements of Financial Condition - March 31, 2006 and December 31, 2005

Consolidated Statements of Income - for the three months ended March 31, 2006 and 2005

Consolidated Statements of Cash Flows - for the three months ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)

Assets
Cash and due from banks	$20,812	$24,610
Interest-bearing deposits in banks	1,478	5,001
Investment securities available-for-sale (at market value)	229,053	230,095
Federal Home Loan Bank stock, at cost	8,260	8,050
Loans	955,585	960,961
Allowance for loan losses	(6,213)	(6,416)
Net loans	949,372	954,545
Premises and equipment, net	26,723	27,049
Goodwill and other intangible assets	14,452	14,591
Bank owned life insurance	24,444	24,239
Accrued interest receivable and other assets	23,200	22,811

Total Assets	$1,297,793	$1,310,991

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$105,322	$114,523
Interest-bearing deposits	847,423	841,331
Total deposits	952,745	955,854
Short-term borrowings	82,866	121,939
Long-term borrowings	156,612	128,373
Accrued interest and other liabilities	11,019	11,623
Dividends payable	1,165	1,163
Total Liabilities	1,204,407	1,218,952
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock -- par value $.01 per share; Authorized 25,000 shares;
issued and outstanding 6,124 shares at March 31, 2006 and 6,118 shares at December 31, 2005	61	61
Surplus	21,065	20,946
Retained earnings	74,652	73,012
Accumulated other comprehensive income (deficit)	(2,392)	(1,980)
Total Shareholders' Equity	93,386	92,039

Total Liabilities and Shareholders' Equity	$1,297,793	$1,310,991

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(unaudited)

Interest income
Loans, including fees	$16,443	$14,163
Investment securities:
Taxable	1,886	1,702
Exempt from federal income tax	647	271
	2,533	1,973
Federal funds sold	1	14
Total interest income	18,977	16,150

Interest expense
Deposits	6,036	3,998
Short-term borrowings	1,020	524
Long-term borrowings	1,784	2,038
Total interest expense	8,840	6,560
Net interest income	10,137	9,590
Provision (credit) for loan losses	(77)	(91)
Net interest income after provision for loan losses	10,214	9,681
Other operating income
Service charge income	1,329	1,009
Trust department income	880	790
Security gains	4	28
Insurance commission income	375	448
Other income	928	806
Total other operating income	3,516	3,081
Other operating expenses
Salaries and employees benefits	5,271	4,538
Occupancy, equipment and data processing	1,622	1,551
Other expense	2,625	2,390
Total other operating expenses	9,518	8,479
Income before income taxes	4,212	4,283
Applicable income taxes	1,407	1,529
Net income	$2,805	$2,754

Earnings per share	$.46	$.45
Dividends per share	$.19	$.185

Weighted average number of shares outstanding	6,120,892	6,096,444

FIRST UNITED CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Operating activities
Net Income	$2,805	$2,754
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision (credit) for loan losses	(77)	(91)
Depreciation	630	623
Amortization of intangible assets	118	140
Net accretion and amortization of investment security discounts and premiums	54	143
Gain on sale of investment securities	(4)	(28)
Decrease in accrued interest receivable and other assets	(368)	2,447
Decrease in accrued interest and other liabilities	(604)	(525)
Increase in bank owned life insurance value	(205)	(179)
Net cash (used) provided by operating activities	(2,349)	5,285
Investing activities
Net decrease in federal funds purchased and interest-bearing deposits in banks	3,524	(1,683)
Proceeds from maturities and sales of investment securities available-for-sale	11,369	16,222
Purchases of investment securities available-for-sale	(11,116)	(30,419)
Net decrease in loans	5,619	(12,239)
Net increase in Bank stock	(210)	1,485
Purchases of premises and equipment	(348)	(100)
Net cash provided (used) in investing activities	8,838	(26,734)

Financing activities
Net decrease in short-term borrowings	(39,073)	(23,853)
Net increase (decrease) in other long-term borrowings	28,239	(16,761)
Net decrease in deposits	(3,109)	64,574
Cash dividends paid	(1,163)	(1,129)
Proceeds from issuance of common stock	119	120
Net cash (used) provided by financing activities	(14,987)	22,951

Cash and cash equivalents at beginning of the year	24,610	24,159
(Decrease) increase in cash and cash equivalents	(3,798)	1,502

Cash and cash equivalents at end of period	$20,812	$25,661

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note B - Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income. Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $2.4 million and $1.5 million for the three months ended March 31, 2006 and 2005, respectively.

Note D - Junior Subordinated Debentures

In March 2004, the Corporation formed two Connecticut statutory business trusts, First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (collectively with FUST I, the “Trusts”), for the purpose of selling $30.9 million of mandatorily redeemable preferred securities to third party investors. The Trusts used the proceeds of its sale of preferred securities to purchase an equal amount of junior subordinated debentures from the Corporation, as follows:

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

The debentures represent the sole assets of the Trusts, and the Corporation’s payments under the debentures are the only sources of cash flow for the Trusts. The preferred securities qualify as Tier 1 capital of the Corporation.

The Corporation issued an additional $5.0 million of junior subordinated debentures in a private placement in December 2004. These debentures have a fixed rate of 5.88% for the first five years and then convert to a floating rate based on the three month LIBOR plus 185 basis points. Interest is payable on a quarterly basis. Although these debentures mature in 2014, they are redeemable five years after issuance at the Corporation’s option. The entire $5.0 million qualifies as Tier II capital.

Note E - Borrowed Funds

  The following is a summary of short-term borrowings with original maturities less than one year (dollars in thousands):

	March 31, 2006	December 31, 2005
Short-term FHLB advance,
Daily borrowings, interest rate of
5.00% and 4.49%, respectively	$4,000	$31,000
Securities sold under agreements to repurchase, with
weighted average interest rate at end of
period of 3.70% and 2.56%, respectively	78,866	90,939
	$82,866	$121,939

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging
from 2.75% to 5.57% at March 31, 2006	$120,683	$92,444
Junior subordinated debt, bearing interest at rates
ranging from 5.88% to 7.25% at March 31, 2006	35,929	35,929
	$156,612	$128,373

Note F - Pension Plan

The following table presents the net periodic pension plan cost for our Defined Benefit Pension Plan and the related components in accordance with SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”:

	For the three months ended March 31,

(Unaudited, in thousands)	2006	2005

Service cost	$202	$200
Interest cost	268	259
Expected return on assets	(392)	(352)
Amortization of transition asset	(10)	(10)
Recognized loss	43	47
Prior service cost	3	3
Net pension expense included in employee benefits	$114	$147

The Corporation plans to contribute $.5 million to its pension plan in 2006. No amounts have been contributed as of March 31, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of the Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report. Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, or “the Corporation” are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, the Trusts, and First United Insurance Group, LLC, a full service insurance producer organized under Maryland law (the “Insurance Group”). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 25 offices and 34 automated teller machines.

We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2006 and 2005 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this report.

	At or For the Three Months
	Ended March 31,
	2006	2005
Per Share Data
Net Income	$.46	$.45
Dividends Paid	.19	.185
Book Value	15.25	14.23

Significant Ratios
Return on Average Assets (a)	.87%	.90%
Return on Average Equity (a)	12.12	12.81
Dividend Payout Ratio	41.46	40.94
Average Equity to Average Assets	7.17	6.94
Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first three months of 2006 totaled $2.81 million or $.46 per share, compared to $2.76 million or $.45 per share for the same period of 2005. The increase in net income resulted primarily from increased earnings on interest-earning assets, which were a direct result of the increases in the general level of interest rates that took place during 2005. This trend has continued into the first quarter of 2006. The increase in interest income was offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances. Overall, net interest income before provision for loan losses in the first quarter 2006 improved by $.5 million, or 5.5% over the same period of 2005. The company also experienced a decline in net loan charge offs due to improvements in installment loan credit quality, which resulted in a recovery in the provision for loan losses. Other operating income increased by $.4 million in first quarter 2006 when compared to first quarter 2005, due primarily to an increase in service charge income. Operating expenses increased $1.0 million in the first quarter of 2006 when compared to first quarter 2005, due primarily to increased personnel costs.

Comparing the first quarters of 2005 and 2006, our performance ratios remain consistent. Annualized Returns on Average Equity (“ROAE”) were 12.12% and 12.81% for the three-month periods ending March 31, 2006 and 2005, respectively. Annualized Returns on Average Assets (“ROAA”) were .87% and .90% for the first quarter of 2006 and 2005, respectively.

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest earned on earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006			2005
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

Interest-Earning Assets:
Loans	$935,269	$16,449	7.04%	$914,289	$14,171	6.20%
Investment securities	227,791	2,709	4.76	218,020	1,973	3.62
Other interest earning assets	13,563	172	5.09	19,665	160	3.25
Total earning assets	$1,176,623	19,330	6.57	$1,151,974	16,304	5.66

Interest-bearing liabilities
Interest-bearing deposits	$847,900	6,036	2.85	$778,960	3,998	2.05
Short-term borrowings	103,207	1,020	3.95	91,191	524	2.30
Long-term borrowings	160,173	1,784	4.46	188,563	2,038	4.32
Total interest-bearing liabilities	$1,111,280	8,840	3.18	$1,058,714	6,560	2.48

Net interest income and spread		$10,490	3.39%		$9,744	3.18%

Net interest margin			3.57%			3.38%
Note: Interest income and yields are presented on a fully tax equivalent basis using a 35% tax rate.

Net interest income increased $.7 million during the first quarter of 2006 when compared to the same period of 2005, due to a $3.0 million (19%) increase in interest income offset by a $2.3 million (35%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $25 million (2%) during the first quarter of 2006 when compared to first quarter of 2005. The increase in interest-earning assets is primarily attributable to the growth of our loan portfolio throughout 2005, and also to the increase in our investment portfolio. The sale of $31 million in lower yielding mortgage loans that took place in December 2005 and the impact of rising interest rates during 2005 contributed to the increase in the average rate on our loan portfolio of 84 basis points, from 6.20% in the first quarter of 2005 to 7.04% for the first quarter of 2006 (on a fully tax equivalent basis). We also experienced a favorable increase of 114 basis points in the average rate earned on our investment portfolio. This increase is attributable to the restructuring of the investment portfolio during 2005 to increase the holdings of tax exempt municipal securities. Interest expense during the first quarter 2006 increased $2.3 million when compared to the first quarter 2005. The combined effect of the increasing rate environment and the overall increase in average interest bearing liabilities of $53 million in the first quarter 2006 when compared to the first quarter 2005 resulted in a 70 basis point increase in the average rate on our average interest-bearing liabilities to 3.18% in 2006, compared to 2.48% for the first quarter 2005. The aforementioned factors caused the net interest margin to increase 19 basis points during the first quarter 2006 to 3.57% from 3.38% for the first quarter 2005.

Other Operating Income

Other operating income increased $.4 million (14%) during the first quarter of 2006 when compared to the same period for 2005. This increase was primarily attributable to a $.3 million increase in service charge income, a $.1 million increase in Trust Department income and a $.1 million increase in other income. Service charge income improved due to increased customer use of the Bank’s improved overdraft protection product, an increase in overdraft fees, and increased account analysis fees from several new merchant accounts. These increases were offset by a decline of $.1 million in insurance commissions, due primarily to the termination of operations of Oakfirst Life Insurance Corporation in the third quarter of 2005.

Other Operating Expense

Other operating expense for the first quarter of 2006 increased $1.0 million (12%) when compared to the same period for 2005. Salaries and employee benefits, which represent slightly more than half of total other operating expenses, increased $.7 million (16%) during the first quarter of 2006 when compared to the same period of 2005. This increase is primarily attributable to an increase in pay for performance incentives, annual merit increases and staffing increases that have occurred since the first quarter of 2005.

Other expenses for the three months ended March 31, 2006 increased $.2 million (10%) when compared to the same period of 2005 as a result of increased consulting costs, service charges on the Federal Reserve account, postage and other miscellaneous expenses.

Applicable Income Tax

Income tax expense for the first quarter of 2006 was $1.4 million, compared to $1.5 million for the same period in 2005. The effective tax rate for the first quarter decreased to 33% from 36% for the first quarter of 2005, reflecting the effects of Management’s strategy to restructure the composition of the investment portfolio into more tax exempt municipal securities during 2005.

FINANCIAL CONDITION

Balance Sheet Overview

Our total assets reached $1.30 billion at March 31, 2006, a decrease of $13.2 million (1.0%) since December 31, 2005. This decline is a result of a decrease in gross loans of $5 million and a decrease in cash and interest bearing deposits in banks of $7 million. Total liabilities decreased by $14.5 million during the first quarter of 2006, reflecting no growth in total deposits and a shift in our borrowings from short-term to long-term. During the first quarter of 2006, short-term borrowings decreased $39 million while long-term borrowings increased $28 million for a net decrease in borrowings of $11 million. This decrease is primarily a result of a decline in balances in our Cash Management program.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	March 31, 2006		December 31, 2005
Commercial	$408.4	43%	$404.7	42%
Residential - Mortgage	342.4	36	337.6	35
Installment	183.9	19	193.3	20
Residential - Construction	20.9	2	25.4	3
Total Loans	$955.6	100%	$961.0	100%

Comparing loans at March 31, 2006 to loans at December 31, 2005, our loan portfolio decreased by $5.4 million (1%). Continued growth in commercial loans ($4 million) and mortgage loans ($.3 million) was offset by a decline in the installment portfolio ($9 million). The decrease in installment loans resulted from our intention to de-emphasize this type of very rate-competitive lending in our major markets. Our commercial loan portfolio increased due to development of customer relationships in our new markets as well as greater penetration of existing relationships. At March 31, 2006, approximately 79% of the commercial loan portfolio was collateralized by real estate.

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those summarized in this table.

(Dollars in millions)	March 31, 2006	December 31, 2005
Non-accrual loans	$3,272	$2,393
Accruing loans past due 90 days or more	691	989
Total	$3,963	$3,382
Total as a percentage of total loans	.41%	.35%

Allowance and Provision (credit) for Loan Losses

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

The allowance for loan losses is based on estimates, and actual losses will likely vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years. The allowance for loan losses also includes an estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

	2006	2005

Balance, January 1	$6,416	$6,814
Gross credit losses	(274)	(293)
Recoveries	148	106
Net credit losses	(126)	(187)
Provision (credit) for loan losses	(77)	(91)
Balance at end of period	$6,213	$6,536
Allowance for Loan Losses to loans outstanding	.65%	.71%
Net charge-offs to average loans outstanding during the period, annualized	.05%	.10%

The allowance for loan losses decreased to $6.2 million at March 31, 2006, compared to $6.4 million at December 31, 2005. This decrease was a result of several factors, including: a decrease in the amount of gross loans from $961 million at December 31, 2005 to $956 million at March 31, 2006; a decrease in our net charge-off percentage to .05% in the first quarter of 2006, compared to .10% for the first quarter of 2005 and .15% for all of 2005; an increase in loan recoveries; and a negative provision for loan losses in the first quarter of 2006.

Net charge-offs relating to the installment loan portfolio represent greater than 90% of our total net charge-offs for the first quarter of 2006 and for fiscal years 2005 and 2004. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.3 million or 1.2 % of the installment portfolio at March 31, 2006. This compares favorably to $3.1 million or 1.6% at December 31, 2005 and $1.9 million or .96% at March 31, 2005.

The provision (credit) for loan losses was a credit, or reduction to expense, of $.1 million during the first quarters of 2006 and 2005. The decrease in the provision for loan losses in the first quarter of 2006 when compared to the first quarter of 2005 resulted from an improvement in the overall delinquency rate in our loan portfolio and the extent of collateral securing our potential problem loans.  While non-accrual loans have increased to $3.3 million at March 31, 2006 from $2.4 million at December 31, 2005, the additions to this category consist primarily of two commercial loans with sufficient real estate collateral to secure the loan amounts. Additionally, one other loan in this category continues to make payments as agreed, reducing the loan balance. As a result of management’s evaluation of our loan portfolio using the factors and methodology summarized above, management believes that the allowance at March 31, 2006 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, and potential recoveries on previously charged-off loans.

Investment Securities

Our entire investment securities portfolio is categorized as available-for-sale and is carried at market value. As of March 31, 2006, the total cost basis of the investment portfolio was $233.0 million compared to a market value of $229.1 million.

The following table presents the composition of our securities portfolio at the dates indicated:
(Dollars in millions)	March 31, 2006		December 31, 2005

U.S. government and agencies	$99.9	44%	$107.0	46%
Mortgage-backed securities	61.2	27	63.9	28
Obligations of states and political subdivisions	66.9	29	57.7	25
Corporate and other debt securities	1.1	--	1.5	1
Other securities	--	--	--	--
Total Investment Securities	$229.1	100%	$230.1	100%

The slight decrease in our securities portfolio since December 31, 2005 is due to scheduled paydowns and maturities which were reinvested into municipal bonds.

Deposits

  The following table presents the composition of our deposits at the dates indicated:

(Dollars in millions)	March 31, 2006			December 31, 2005
Noninterest-bearing demand deposits	$105.3	11%	$	$ 114.5	12%
Interest-bearing demand deposits	307.2	33		313.4	33
Savings deposits	50.8	5		51.6	5
Time deposits less than $.1	212.4	22		209.1	22
Time deposits $.1 or more	277.0	29		267.3	28
Total Deposits	$952.7	100%		$955.9	100%

Deposits declined $3.2 million during the first quarter of 2006 when compared to deposits at December 31, 2005. The composition of deposits changed with some reduction in demand deposit balances offset by a slight increase in brokered certificates of deposit.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In millions)	March 31, 2006	December 31, 2005

FHLB short term borrowings	$4.0	$31.0
Securities sold under agreements to repurchase	78.9	90.9
Total short-term borrowings	$82.9	$121.9

FHLB advances	$120.7	$92.4
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$156.6	$128.3

During the first quarter of 2006, the Corporation repaid $30 million of short-term borrowings with a daily borrowing rate of 4.49% with $30 million of 5 year term FHLB advances with interest of 3 month Libor minus .25% (4.31% weighted average rate) for the next year adjusting to comparable 3 month Libor based advances at the end of the initial year. Securities sold under repurchase agreements declined $12 million during the quarter due to a decrease in municipal funds in the Cash Management product.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. Finally, as evidenced by the issuance of the Trust Preferred Securities as discussed in Note D to the consolidated financial statements, we may from time to time access capital markets to meet some of our liquidity needs. Management actively manages our liquidity position through the Asset and Liability Management Committee of the Board of Directors of First United Corporation. Monthly reviews by management and quarterly reviews by this committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds. Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at March 31, 2006:

	Actual at March 31, 2006	Required For Capital Adequacy Purposes	To Be Well Capitalized

Total Capital (to risk-weighted assets)	12.93%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.76	4.00	6.00
Tier 1 Capital (to average assets)	8.58	3.00	5.00

At March 31, 2006, First United Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements. See Note D of the Notes to the Unaudited Consolidated Financial Statements appearing elsewhere in this quarterly report for further details on our capital position.

First United Corporation paid a cash dividend of $.19 per share on February 1, 2006. On March 9, 2006, the Board of Directors declared another dividend of an equal amount, payable on May 1, 2006 to shareholders of record as of April 15, 2006.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $170.9 million and $4.0 million, respectively, at March 31, 2006 and $161.1 million and $5.1 million, respectively, at December 31, 2005. We are not party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is to interest rate fluctuation and we have procedures in place to evaluate and mitigate these risks. This market risk and our procedures are described in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Interest Rate Sensitivity”. Management believes that there have been no material changes in our market risks or in the procedures used to evaluate and mitigate these risks since December 31, 2005.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2006 was carried out under the supervision and with the participation of our management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

During the first quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. Management does not believe that any material changes in these risk factors have occurred since December 31, 2005.

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

FIRST UNITED CORPORATION

Date: May 5, 2006	/s/ William B. Grant
William B. Grant, Chairman of the Board and Chief Executive Officer

Date: May 5, 2006	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1	First United Bank & Trust Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.2	Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.3	Endorsement Split Dollar Agreement between the Bank and William B. Grant (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.4	Endorsement Split Dollar Agreement between the Bank and Robert W. Kurtz (incorporated by reference to Exhibit 10.4 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.5	Endorsement Split Dollar Agreement between the Bank and Jeannette R. Fitzwater (incorporated by reference to Exhibit 10.5 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.6	Endorsement Split Dollar Agreement between the Bank and Phillip D. Frantz (incorporated by reference to Exhibit 10.6 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.7	Endorsement Split Dollar Agreement between the Bank and Eugene D. Helbig, Jr. (incorporated by reference to Exhibit 10.7 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.8	Endorsement Split Dollar Agreement between the Bank and Steven M. Lantz (incorporated by reference to Exhibit 10.8 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.9	Endorsement Split Dollar Agreement between the Bank and Robin M. Murray (incorporated by reference to Exhibit 10.9 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.10	Endorsement Split Dollar Agreement between the Bank and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)

10.11	First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)