Form 10-Q
period 2006-06-30
FIRST UNITED CORP/MD/
filed 2006-08-09
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

Commission file number 0-14237

First United Corporation
(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction of	(I. R. S. Employer Identification No.)
incorporation or organization)

19 South Second Street, Oakland, Maryland	21550-0009
(Address of principal executive offices)	(Zip Code)

(800) 470-4356
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,129,412 shares of common stock, par value $.01 per share, as of July 31, 2006.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Financial Condition - June 30, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income (unaudited) - for the six months and three months ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited) - for the six months ended June 30, 2006 and 2005

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

SIGNATURES

EXHIBIT INDEX AND EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	June 30	December 31
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$22,633	$24,610
Interest-bearing deposits in banks	2,585	5,001
Investment securities available-for-sale (at fair value)	233,396	230,095
Federal Home Loan Bank stock, at cost	8,946	8,050
Loans	954,558	960,961
Allowance for loan losses	(6,138)	(6,416)
Net loans	948,420	954,545
Premises and equipment, net	26,721	27,049
Goodwill and other intangible assets, net	14,312	14,591
Bank owned life insurance	24,650	24,239
Accrued interest receivable and other assets	24,347	22,811

Total Assets	$1,306,010	$1,310,991

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$111,712	$114,523
Interest-bearing deposits	833,590	841,331
Total deposits	945,302	955,854
Short-term borrowings	100,386	121,939
Long-term borrowings	154,852	128,373
Accrued interest payable and other liabilities	10,281	11,623
Dividends payable	1,166	1,163
Total Liabilities	1,211,987	1,218,952
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock -- par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,129
shares at June 30, 2006 and 6,118 shares at December 31,
2005	61	61
Surplus	21,196	20,946
Retained earnings	76,532	73,012
Accumulated other comprehensive loss	(3,766)	(1,980)
Total Shareholders' Equity	94,023	92,039

Total Liabilities and Shareholders' Equity	$1,306,010	$1,310,991

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data )

	Six Months Ended June 30
	2006	2005
	(Unaudited)

Interest income
Loans, including fees	$33,392	$28,988
Investment securities:
Taxable	3,411	3,099
Exempt from federal income tax	1,396	573
Total investment income	4,807	3,672
Dividends on FHLB stock	241	189
Federal funds sold and interest bearing deposits	76	127
Total interest income	38,516	32,976

Interest expense
Deposits	12,403	8,426
Short-term borrowings	1,971	1,058
Long-term borrowings	3,691	3,909
Total interest expense	18,065	13,393
Net interest income	20,451	19,583
Provision for loan losses	80	916
Net interest income after provision for
loan losses	20,371	18,667

Other operating income
Service charges	2,684	2,122
Trust department	1,726	1,584
Securities gains/(losses)	4	(190)
Insurance commissions	767	797
Bank owned life insurance	411	356
Other income	1,228	1,292
Total other operating income	6,820	5,961

Other operating expenses
Salaries and employee benefits	10,133	9,049
Occupancy, equipment and data processing	3,209	3,098
Other expense	5,112	4,842
Total other operating expenses	18,454	16,989
Income before income taxes	8,737	7,639
Applicable income taxes	2,888	2,748
Net income	$5,849	$4,891

Earnings per share	$.96	$.80

Dividends per share	$.38	$.37
Weighted average number of shares outstanding	6,124	6,099

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30
	2006	2005
	(Unaudited)

Interest income
Loans, including fees	$16,949	$14,825
Investment securities:
Taxable	1,696	1,544
Exempt from federal income tax	749	302
Total investment income	2,445	1,846
Dividends on FHLB stock	126	92
Federal funds sold and interest bearing deposits	19	63
Total interest income	19,539	16,826

Interest expense
Deposits	6,367	4,428
Short-term borrowings	951	534
Long-term borrowings	1,907	1,871
Total interest expense	9,225	6,833
Net interest income	10,314	9,993
Provision for loan losses	157	1,007
Net interest income after provision for
loan losses	10,157	8,986

Other operating income
Service charges	1,355	1,113
Trust department	846	794
Securities losses	-	(218)
Insurance commissions	392	349
Bank owned life insurance	205	177
Other income	506	664
Total other operating income	3,304	2,879

Other operating expenses
Salaries and employee benefits	4,862	4,511
Occupancy, equipment and data processing	1,587	1,546
Other expense	2,487	2,453
Total other operating expenses	8,936	8,510
Income before income taxes	4,525	3,355
Applicable income taxes	1,481	1,219
Net income	$3,044	$2,136

Earnings per share	$.50	$.35

Dividends per share	$.19	$.185
Weighted average number of shares
outstanding	6,125	6,102

FIRST UNITED CORPORATION
Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Operating activities
Net income	$5,849	$4,891
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	80	916
Depreciation	1,256	1,271
Amortization of intangible assets	322	279
Net accretion and amortization of
investment securities discounts and premiums	90	291
(Gain)/loss on sale of investment
securities	(4)	190
(Increase)/decrease in accrued interest
receivable and other assets	(1,579)	4,091
Decrease in accrued interest payable
and other liabilities	(1,342)	(749)
Increase in bank owned life insurance
value	(411)	(356)
Net cash provided by operating activities	4,261	10,824

Investing activities
Net decrease/(increase) in interest-bearing deposits
in banks	2,416	(1,206)
Proceeds from maturities of investment securities
available-for-sale	22,190	45,873
Proceeds from sales of investment securities
available for sale	548	18,940
Purchases of investment securities available-
for-sale	(29,058)	(57,954)
Net decrease/(increase) in loans	6,403	(45,802)
Net (increase)/decrease in FHLB stock	(896)	528
Purchases of premises and equipment	(138)	(1,780)
Net cash provided by/(used) in investing activities	1,465	(41,401)

Financing activities
Net decrease in short-term borrowings	(21,553)	(8,512)
Repayments of long-term borrowings	(28,521)	(18,521)
New issues of long-term borrowings	55,000	--
Net (decrease)/increase in deposits	(10,552)	61,001
Cash dividends paid	(2,327)	(2,260)
Proceeds from issuance of common stock	250	240
Net cash (used) in/provided by financing activities	(7,703)	31,947
Cash at beginning of the year	24,610	24,159
(Decrease)/increase in cash	(1,977)	1,370
Cash at end of period	$22,633	$25,529

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for a full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2006 presentation.

Note B - Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income(loss). Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $4.1 and $4.3 million for the six months ended June 30, 2006 and 2005, respectively and $1.7 and $2.9 million for the three months ended June 30, 2006 and 2005, respectively.

Note D - Junior Subordinated Debentures

In March 2004, the Corporation formed two Connecticut statutory business trusts, First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (collectively with FUST I, the “Trusts”), for the purpose of selling $30.9 million of mandatorily redeemable preferred securities to third party investors. The Trusts used the proceeds of their sales of preferred securities to purchase an equal amount of junior subordinated debentures from the Corporation, as follows:

$20.6 million--6.02% fixed rate for five years payable quarterly, converting to floating rate based on three-month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (8.15% at June 30, 2006) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note E - Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	June 30, 2006	December 31, 2005
Short-term FHLB advance,
Daily borrowings, interest rate of
5.39% and 4.49%, respectively	$1,000	$31,000
One year advance, interest rate of 5.44%	20,000	-

Securities sold under agreements to repurchase, with
weighted average interest rate at end of
period of 3.72% and 2.56%, respectively	79,386	90,939
	$100,386	$121,939

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging
from 3.15% to 5.49% at June 30, 2006	$118,923	$92,444
Junior subordinated debentures, bearing interest at rates
ranging from 5.88% to 8.15% at June 30, 2006	35,929	35,929
	$154,852	$128,373

Note F - Pension Plan

The following table presents the net periodic pension plan cost for our Defined Benefit Pension Plan and the related components:

(In thousands)	2006	2005	2006	2005

Service cost	$404	$400	$202	$200
Interest cost	536	518	268	259
Expected return on assets	(804)	(704)	(402)	(352)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized loss	86	94	43	47
Prior service cost	6	6	3	3

Net pension expense
included in employee benefits	$208	$294	$104	$147

The Corporation plans to contribute $1.0 million to its pension plan in 2006. As of June 30, 2006 $.3 million has been contributed to the plan.

Note G - New Accounting Pronouncements

In March 2006, the FASB published FASB Statement No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156” or the “Statement “). This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, the Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on the Corporation’s consolidated financial statements.

Note H - Guarantees

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7,500,000 of standby letters of credit on June 30, 2006, compared to $5,100,000 on December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees.  The current amount of the liability as of June 30, 2006 and December 31, 2005, for guarantees under standby letters of credit issued, is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of the Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report. Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as updated in Item 1A of Part II of this report. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of the our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of form 10-K for December 31, 2005.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management described its critical accounting policies, which pertain to the allowance for loan losses and intangible assets, in the Form 10-K for December 31, 2005. There have been no significant changes in these policies since December 31, 2005.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2006 and 2005 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Six Months
	Ended June 30
	2006	2005
Per Share Data
Net Income	$.96	$.80
Dividends Declared	.38	.37
Book Value	15.34	14.54

Significant Ratios
Return on Average Assets (a)	.90%	.78%
Return on Average Equity (a)	12.54	11.22
Dividend Payout Ratio	39.78	46.15
Average Equity to Average Assets	7.21	6.98

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first six months of 2006 totaled $5.85 million or $.96 per share, compared to $4.89 million or $.80 per share for the same period of 2005. The increase in net income and net interest margin resulted primarily from increased earnings on interest-earning assets, which were a direct result of the increases in the general level of interest rates that occurred during 2005 and has continued into 2006. The increase in interest income was offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances. Net interest income before provision for loan losses for the first six months of 2006 improved by $.9 million or 4.4% over the same period of 2005. The provision for loan losses is $ .1 million for the six months ended June 30, 2006 compared to $.9 million for the same period of 2005. This is attributable to a decline in net loan charge offs during the first half of 2006 and to improvements in collection efforts as well as a slower loan growth during the period. Other operating income increased by $.9 million in the first six months of 2006 when compared to the first six months of 2005, due primarily to an increase in service charge income. Operating expenses increased $1.5 million in the first six months of 2006 when compared to the first six months of 2005 due primarily to increased personnel costs.

Consolidated net income for the second quarter of 2006 totaled $3.0 million or $.50 per share, compared to $2.1 million or $.35 per share for the same period of 2005. The net interest margin for the second quarter of 2006 reflects the effects of the same factors previously discussed as affecting the first six months of 2006. Second quarter 2006 results improved over second quarter 2005 results due to increased net interest income and a lower provision for loan losses when comparing the periods. Other operating income in the second quarter increased by 14.8% compared to the same period in 2005. There were also no securities gains or losses during the second quarter of 2006, compared to a $.2 million loss in the second quarter 2005. Second quarter 2006 operating expenses increased by 5% when compared to operating expenses for the second quarter of 2005, due to increased personnel costs reflecting increased employee incentives, annual merit increases and staffing increases in the second half of 2005.

Comparing the first six months of 2005 and 2006, our performance ratios improved. Annualized Returns on Average Assets (“ROAA”) were .90% and .78% for the first six months of 2006 and 2005, respectively.
Annualized Returns on Average Equity (“ROAE”) were 12.54% and 11.22% for the six-month periods ending June 30, 2006 and 2005, respectively

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005.

	For the Six Months Ended June 30
	2006			2005

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$941,862	$33,404	7.09%	$924,622	$29,004	6.27%
Investment securities	227,350	5,557	4.89	212,592	3,981	3.74
Other interest earning assets	11,978	317	5.31	17,446	316	3.61
Total earning assets	$1,181,190	39,278	6.65%	$1,154,660	33,301	5.77%

Interest-bearing liabilities
Interest-bearing deposits	$840,896	12,403	2.95%	$799,199	8,426	2.11%
Short-term borrowings	102,017	1,971	3.86	95,443	1,058	2.22
Long-term borrowings	152,043	3,691	4.85	167,758	3,909	4.66
Total interest-bearing liabilities	$1,094,956	18,065	3.30%	$1,062,400	13,393	2.52%

Net interest income and spread		$21,214	3.35%		$19,907	3.25%
Net interest margin			3.59%			3.45%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $1.3 million during the first six months of 2006 over the same period in 2005, due to a $6.0 million (18%) increase in interest income offset by a $4.7 million (35%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $26.5 million (2.3%) during the first six months of 2006 when compared to the first six months of 2005. This increase is attributable to the growth that we experienced in both our loan portfolio and investment portfolio during the latter half of 2005 and the first half of 2006. Emphasis on adjustable rate loan products and the rising interest rate environment contributed to the increase in the average rate on our average earning assets of 88 basis points, from 5.77% for the first six months of 2005 to 6.65% for the first six months of 2006 (on a fully tax equivalent basis). Interest expense increased during the first six months of 2006 when compared to the same period of 2005 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $32.6 million. Deposits have increased by approximately $42 million due primarily to successful retail promotions during the second half of 2005. The combined effect of the increasing rate environment and the volume increases in our average interest-bearing liabilities resulted in a 78 basis point increase in the average rate on our average interest-bearing liabilities from 2.52% for the six months ended June 30, 2005 to 3.30% for the same period of 2006. The net result of the aforementioned factors was a 14 basis points increase in the net interest margin during the first half of 2006 to 3.59% from 3.45% for the first half of 2005.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30
	2006			2005

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$936,232	$16,955	7.24%	$923,923	$14,833	6.42%
Investment securities	226,909	2,848	5.02	207,163	2,008	3.88
Other interest earning assets	10,430	145	5.60	15,194	155	4.08
Total earning assets	$1,173,571	19,948	6.80%	$1,146,280	16,996	5.93%

Interest-bearing liabilities
Interest-bearing deposits	$833,596	6,367	3.06%	$819,204	4,428	2.16%
Short-term borrowings	96,788	951	3.93	107,203	534	1.99
Long-term borrowings	158,658	1,907	4.81	157,357	1,871	4.76
Total interest-bearing liabilities	$1,089,042	9,225	3.39%	$1,083,764	6,833	2.52%

Net interest income and spread		$10,724	3.41%		$10,163	3.41%

Net interest margin			3.66%			3.55%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the second quarter of 2006 increased $.6 million when compared to the second quarter of 2005. This increase resulted from a $3.0 million increase in interest income during the period, offset by an increase in interest expense of $2.4 million. The increase in interest income resulted from an increase in average interest-earning assets of $27.3 million (2%), coupled with an 87 basis point increase in the average yield on earning assets. Average loans increased by $12.3 million while the average balance in investment securities rose by $19.7 million. The most notable increase in yield was the 114 basis point increase on the investment portfolio as a result of restructuring the portfolio in late 2005 to increase the holdings of tax-exempt securities which carried an effective yield greater than the securities they replaced. Average interest-bearing liabilities increased slightly by $5.3 million (.5%) during the second quarter of 2006 when compared to the second quarter of 2005. This increase was primarily from the increase in interest-bearing deposits of $14.4 million offset by a decline in short-term borrowings of $10.4 million. The effective rate on these liabilities increased by 87 basis points. Overall, the net interest margin increased by 11 basis points from 3.55% to 3.66% when compared quarter to quarter.

Other Operating Income

Other operating income increased during the first half and second quarter of 2006 when compared to the same periods of 2005. This increase was primarily attributable to continued improvements in service charge income and trust department earnings in 2006. There were no losses in the investment portfolio in the first half of 2006 compared to the $.2 million loss during the second quarter of 2005. Service charge income improved due to increased customer use of the Bank’s improved overdraft protection product, an increase in overdraft fees, and increased account analysis fees from several new merchant accounts.

Other Operating Expense

Other operating expenses increased by 8.6% and 5% for the first six months and second quarter of 2006, respectively, when compared to the same time periods of 2005. The increases are due to increased personnel costs reflecting increased employee incentives, annual merit increases and staffing increases in the second half of 2005. However, the composition of operating expenses has remained consistent as illustrated below.

	Expense as % of Total Other Operating Expenses
	Six Months ended		Quarter ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Salaries and employee benefits	55%	53%	54%	53%
Occupancy, equipment and data processing	17%	18%	18%	18%
Other	28%	29%	28%	29%
	100%	100%	100%	100%

Applicable Income Taxes

Income tax expense for the first six months of 2006 was $2.9 million, compared to $2.7 million for the same period of 2005. The effective tax rate for the first six months of 2006 and for the second quarter of 2006 decreased to 33% from 36% for the first six months and first quarter of 2005. This decrease reflects the effects of Management’s strategy during late 2005 to restructure the composition of the investment portfolio to include more tax exempt municipal securities during 2005.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.31 billion at June 30, 2006, a decrease of $5 million (.4%) since December 31, 2005. This decline is a result of a decrease in gross loans of $6 million and a decrease in cash and interest bearing deposits in banks of $4 million. These decreases were offset by an increase of $3 million in our investment portfolio. Total liabilities decreased by $7 million during the first half of 2006, reflecting a decline in total deposits and a shift in our borrowings from short-term to long-term. Short-term borrowings decreased $21 million while long-term borrowings increased $26 million for a net increase in borrowings of $5 million. The increase in long-term borrowings reflects management’s decision to extend the maturities of its borrowed funds.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	June 30, 2006		December 31, 2005
Commercial	$398.8	42%	$404.7	42%
Residential - Mortgage	355.2	37	337.6	35
Installment	186.6	20	193.3	20
Residential - Construction	14.0	1	25.4	3

Total Loans	$954.6	100%	$961.0	100%

Comparing loans at June 30, 2006 to loans at December 31, 2005, our loan portfolio has decreased by $6.4 million (1%). Continued growth in residential mortgage and construction loans ($6.2 million) was offset by a decline in the installment portfolio ($6.7 million) and a decline in our commercial portfolio ($5.9 million). The decrease in installment loans resulted from our intention to de-emphasize this type of very rate-competitive lending in our major markets. Our commercial loan portfolio also decreased due to payoffs on a few large development loans. These payoffs offset any growth in the commercial portfolio during the first half of 2006. At June 30, 2006, approximately 82% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	June 30, 2006	December 31, 2005
Non-accrual loans	$2,143	$2,393
Accruing loans past due 90 days or more	1,113	989
Total	$3,256	$3,382
Total as a percentage of total loans	.34%	.35%

Allowance and Provision for Loan Losses

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

The allowance for loan losses is based on estimates, and actual losses will likely vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):

	2006	2005
Balance, January 1	$6,416	$6,814
Gross charge offs	(682)	(730)
Recoveries	324	228
Net credit losses	(358)	(502)
Provision for loan losses	80	916
Balance at end of period	$6,138	$7,228
Allowance for Loan Losses to loans outstanding (as %)	.64%	.76%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.08%	.11%

The allowance for loan losses decreased to $6.1 million as of June 30, 2006, compared to $6.4 million as of December 31, 2005. This decrease is the result of a decrease in the loan portfolio of $6.4 million during the first half of 2006 and a decrease in our net charge-off percentage to .08% in the first half of 2006 from .11% in the first half of 2005, reflecting increased recoveries. In addition, non-accrual loans decreased from the end of 2005.

Net charge offs relating to the installment loan portfolio represent 60% of our total net charge-offs for the first six months of 2006. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.6 million or 1.5 % of the installment portfolio at June 30, 2006, compared to $3.1 million or 1.6% at December 31, 2005.

The provision for loan losses was $.1 million for the first six months of 2006, compared to $.9 million for the same period of 2005. The difference is due primarily to reductions in special allocations, a decline in net loan charge offs due to improvements in loan credit quality and collection efforts and slower loan growth during the period. As a result of the evaluation of the loan portfolio using the factors and methodology discussed previously, the allowance for loan losses decreased slightly to $6.1 million at June 30, 2006, compared to $6.4 million at December 31, 2005. Management believes that the allowance at June 30, 2006 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts to be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

Our entire investment securities portfolio is categorized as available-for-sale and is carried at fair value. As of June 30, 2006, the total cost basis of the investment portfolio was $239.6 million compared to a fair value of $233.4 million.

The following table presents the composition of our securities portfolio (fair values) at the dates indicated:

(Dollars in millions)	June 30, 2006		December 31, 2005
U.S. government and agencies	$92.9	40%	$107.0	47%
Mortgage-backed securities	56.1	24	63.9	28
Obligations of states and political subdivisions	66.3	28	57.7	25
Corporate and other debt securities	18.1	8	1.1	--
Other securities	--	--	.4	--
Total Investment Securities	$233.4	100%	$230.1	100%

The slight increase in our investment portfolio since year-end 2005 is due to the purchase of $17 million in corporate bonds during the second quarter as part of a leverage strategy. We used brokered certificates of deposit to fund the purchase of these corporate bonds. The growth in corporate bonds was offset by scheduled maturities in other segments of the portfolio.

At June 30, 2006, the securities available for sale balance included a net unrealized loss of $6.2 million, which represents the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was an unrealized loss of $3.2 million. The fair value of securities available for sale generally decreases whenever interest rates increase and the fair value will typically increase in a declining rate environment. The increase in the unrealized loss since year-end 2005 is due to the increases in the general level of interest rates that have occurred during the first half of 2006. Further increases in interest rates during the remainder of 2006 could adversely impact the fair value of securities available for sale in comparison to their cost basis.

Management does not believe that an unrealized loss on any individual security as of June 30, 2006 represents an other than temporary impairment. We have both the intent and ability to hold the securities presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	June 30, 2006		December 31, 2005
Noninterest-bearing demand deposits	$111.7	12%	$114.5	12%
Interest-bearing demand deposits	279.5	30	313.4	33
Savings deposits	48.8	5	51.6	5
Time deposits less than $.1	221.1	23	209.1	22
Time deposits $.1 or more	284.2	30	267.3	28
Total Deposits	$945.3	100%	$955.9	100%

Deposits declined $10.6 million during the first six months of 2006 in comparison to deposits at December 31, 2005. The composition of deposits changed, showing a reduction in demand deposit balances offset by a slight increase in retail and brokered certificates of deposit.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	June 30, 2006	December 31, 2005

FHLB short-term borrowings	$21.0	$31.0
Securities sold under agreements to repurchase	79.4	90.9
Total short-term borrowings	$100.4	$121.9

FHLB advances	$118.9	$92.4
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$154.8	$128.3

Total short-term borrowings decreased by approximately $21 million during the first six months of 2006 primarily as a result of a decline in municipal funds invested in our cash management product. Long-term borrowings increased by $26.5 million during the same period due to new borrowings of $55 million in two FHLB advances offset by scheduled principal repayments on existing FHLB advances.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As discussed in Note D to the consolidated financial statements, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs. We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

We are moving forward with our planned branch expansion projects. Construction has begun, or will begin within the next several months on branch offices in Monongalia County, West Virginia and Washington County, Maryland. Remodeling is also underway for the operations center located in Oakland, Maryland. Costs of these projects are estimated at approximately $3 million and will be funded with cash flow from operations.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at June 30, 2006:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.97%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.82	4.00	6.00
Tier 1 Capital (to average assets)	8.77	3.00	5.00

At June 30, 2006, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements.

The Corporation paid a cash dividend of $.19 per share on May 1, 2006. On June 21, 2006, the Corporation declared another dividend of an equal amount, to be paid on August 1, 2006 to shareholders of record at July 17, 2006.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $177.5 million and $7.5 million, respectively, at June 30, 2006, compared to $161.1 million and $5.1 million, respectively, at December 31, 2005. We are not party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity”. Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2005.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2006 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

During the second quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2005. The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K to reflect the recent issuance of proposed regulatory guidance.

The majority of our business is concentrated in Maryland and West Virginia; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to Western Maryland and Northeastern West Virginia borrowers, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, along with the other federal banking regulators, issued proposed guidance on January 13, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of June 30, 2006, we would be subject to the heightened risk management requirements of the guidance if it were currently in effect. The comment period ended on April 13, 2006. Although we are working to implement the risk management practices required by the guidance and will continue to evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. In addition, we may be subject to additional regulatory requirements and scrutiny, including, without limitation, increased capital requirements, if and when this proposed guidance becomes final. Management cannot predict the extent to which this guidance, if it becomes final, will impact our operations or capital requirements.

Other than as discussed above, Management does not believe that any material changes in our risk factors have occurred since December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2006 annual meeting of shareholders held on April 25, 2006, the shareholders elected five individuals to serve as directors until the 2009 annual meeting of shareholders and one individual to serve as director until the 2007 annual meeting of shareholders. Our Board of Directors submitted the matters to a vote through solicitation of proxies. The results of the elections are as follows:

Class II (Terms expire 2009)		FOR	WITHHELD	ABSTAINED	BROKER NON-VOTES

01	Raymond F. Hinkle	4,062,088	145,686	N/A	N/A
02	Robert W. Kurtz	4,101,424	106,350	N/A	N/A
03	Elaine L. McDonald	4,058,696	149,078	N/A	N/A
04	Donald E. Moran	4,100,950	106,824	N/A	N/A
05	Gary R. Ruddell	4,078,509	129,265	N/A	N/A

Class III (Term expires 2007)

06	M. Kathryn Burkey	4,086,264	121,510	N/A	N/A

Also at the 2006 annual meeting of shareholders, a shareholder proposal requesting the sale or merger of First United Corporation was voted on and defeated as follows:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES

399,684	2,534,810	142,857	N/A

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

FIRST UNITED CORPORATION

Date:	August 8, 2006	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date	August 8, 2006	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Senior Vice-President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

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