Form 10-Q
period 2006-09-30
FIRST UNITED CORP/MD/
filed 2006-11-09
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

Large accelerated filer |_ |	Accelerated filer |X|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,135,594 shares of common stock, par value $.01 per share, as of October 31, 2006.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition - September 30, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income (unaudited) - for the nine months and three months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows (unaudited) - for the nine months ended September 30, 2006 and 2005

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except as noted)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$22,427	$24,610
Interest-bearing deposits in banks	1,620	5,001
Investment securities available-for-sale (at fair value)	245,297	230,095
Federal Home Loan Bank stock, at cost	9,519	8,050
Loans	957,391	960,961
Allowance for loan losses	(6,277)	(6,416)
Net loans	951,114	954,545
Premises and equipment, net	27,327	27,049
Goodwill and other intangible assets, net	14,173	14,591
Bank owned life insurance	24,863	24,239
Accrued interest receivable and other assets	25,122	22,811

Total Assets	$1,321,462	$1,310,991

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$113,714	$114,523
Interest-bearing deposits	834,829	841,331
Total deposits	948,543	955,854
Short-term borrowings	108,236	121,939
Long-term borrowings	153,091	128,373
Accrued interest payable and other liabilities	11,667	11,623
Dividends payable	1,168	1,163
Total Liabilities	1,222,705	1,218,952

Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock - actual par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,135 shares at September 30, 2006 and 6,118 shares at December 31, 2005	61	61
Surplus	21,324	20,946
Retained earnings	78,630	73,012
Accumulated other comprehensive loss	(1,258)	(1,980)
Total Shareholders' Equity	98,757	92,039

Total Liabilities and Shareholders' Equity	$1,321,462	$1,310,991

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)

Interest income
Loans, including fees	$51,067	$45,056
Investment securities:
Taxable	5,400	4,666
Exempt from federal income tax	2,128	929
Total investment income	7,528	5,595
Dividends on FHLB stock	383	258
Federal funds sold and interest bearing deposits	98	166
Total interest income	59,076	51,075

Interest expense
Deposits	19,600	13,524
Short-term borrowings	3,214	1,823
Long-term borrowings	5,631	5,757
Total interest expense	28,445	21,104
Net interest income	30,631	29,971
Provision for loan losses	579	1,272
Net interest income after provision for loan losses	30,052	28,699

Other operating income
Service charges	3,539	3,047
Trust department	2,636	2,405
Securities gains/(losses)	4	(132)
Insurance commissions	1,176	1,242
Bank owned life insurance	624	607
Other income	2,351	2,281
Total other operating income	10,330	9,450

Other operating expenses
Salaries and employee benefits	14,725	13,767
Occupancy, equipment and data processing	4,816	4,659
Other expense	7,451	7,349
Total other operating expenses	26,992	25,775
Income before income taxes	13,390	12,374
Applicable income taxes	4,276	4,440

Net income	$9,114	$7,934

Earnings per share	$1.49	$1.30

Dividends per share	$.57	$.555
Weighted average number of shares outstanding	6,127	6,103

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)

Interest income
Loans, including fees	$17,675	$16,069
Investment securities:
Taxable	1,989	1,567
Exempt from federal income tax	732	355
Total investment income	2,721	1,922
Dividends on FHLB stock	141	69
Federal funds sold and interest bearing deposits	23	39
Total interest income	20,560	18,099

Interest expense
Deposits	7,197	5,097
Short-term borrowings	1,243	765
Long-term borrowings	1,940	1,848
Total interest expense	10,380	7,710
Net interest income	10,180	10,389
Provision for loan losses	499	356
Net interest income after provision for loan losses	9,681	10,033

Other operating income
Service charges	1,375	1,118
Trust department	910	820
Securities gains	-	59
Insurance commissions	410	445
Bank owned life insurance	212	251
Other income	603	796
Total other operating income	3,510	3,489

Other operating expenses
Salaries and employee benefits	4,592	4,718
Occupancy, equipment and data processing	1,607	1,562
Other expense	2,339	2,507
Total other operating expenses	8,538	8,787
Income before income taxes	4,653	4,735
Applicable income taxes	1,388	1,691
Net income	3,265	$3,044

Earnings per share	.53	$.50

Dividends per share	.19	$.185
Weighted average number of shares outstanding	6,133	6,109

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
Operating activities
Net income	$9,114	$7,934
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	579	1,272
Depreciation	1,877	1,701
Amortization of intangible assets	483	418
Net accretion and amortization of
investment securities discounts and premiums	130	392
(Gain)/loss on sale of investment
securities	(4)	132
Increase in accrued interest receivable
and other assets	(2,843)	(469)
Increase in accrued interest payable
and other liabilities	44	1,539
Increase in bank owned life insurance
value	(624)	(607)
Net cash provided by operating activities	8,756	12,312

Investing activities
Net decrease/(increase) in interest-bearing deposits
in banks	3,381	(708)
Proceeds from maturities of investment securities
available-for-sale	38,328	74,189
Proceeds from sales of investment securities
available for sale	548	26,918
Purchases of investment securities available-
for-sale	(53,015)	(94,400)
Net decrease/(increase) in loans	2,852	(74,767)
Net (increase)/decrease in FHLB stock	(1,469)	226
Purchases of premises and equipment	(2,155)	(1,808)
Net cash used in investing activities	(11,530)	(70,350)

Financing activities
Net (decrease)/increase in short-term borrowings	(13,703)	5,400
Repayments of long-term borrowings	(30,282)	(20,282)
New issues of long-term borrowings	55,000	-
Net (decrease)/increase in deposits	(7,311)	77,105
Cash dividends paid	(3,491)	(3,382)
Proceeds from issuance of common stock	378	374
Net cash provided by financing activities	591	59,215
Cash at beginning of the year	24,610	24,159
(Decrease)/increase in cash	(2,183)	1,177

Cash at end of period	$22,427	$25,336

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006

Note A -- Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2006 presentation.

Note B - Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale are the only items included in accumulated other comprehensive income/(loss). Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and reclassification adjustments) was $9.8 million and $7.1 million for the nine months ended September 30, 2006 and 2005, respectively, and $5.8 million and $2.8 million for the three months ended September 30, 2006 and 2005, respectively.

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

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (8.14% at September 30, 2006) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note E - Borrowed Funds

  The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	September 30, 2006	December 31, 2005
Short-term FHLB advances,
Daily borrowings, interest rate of
5.53% and 4.49%, respectively	$15,500	$31,000

One year advance, interest rate of 5.44%	20,000	-

Securities sold under agreements to repurchase, with
weighted average interest rate at end of
period of 3.77% and 2.56%, respectively	72,736	90,939
	$108,236	$121,939

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging
from 3.15% to 5.40% at September 30, 2006	$117,162	$92,444
Junior subordinated debentures, bearing interest at rates
ranging from 5.88% to 8.14% at September 30, 2006	35,929	35,929
	$153,091	$128,373

Note F - Pension Plan

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan and the related components:

	For the nine months ended		For the three months ended
	September 30		September 30

(In thousands)	2006	2005	2006	2005
Service cost	$606	$600	$202	$200
Interest cost	806	777	270	259
Expected return on assets	(1,206)	(1,056)	(402)	(352)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized loss	129	141	43	47
Prior service cost	6	9	2	3

Net pension expense included in employee benefits	$311	$441	$105	$147

The Corporation intends to contribute $1.0 million to its pension plan in 2006. As of September 30, 2006, the Corporation has contributed $.7 million to the plan.

Note G - New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to define fair value, establish a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands fair value disclosure requirements. Prior to issuance of SFAS No. 157, different definitions of fair value existed within GAAP and there was limited guidance available on applying existing fair value definitions. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Corporation’s consolidated financial statements.

In September 2006, FASB also issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize the over or under funded status of their single-employer pension and postretirement benefit plans as either an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan shall be measured as the difference between plan assets at fair value and the benefit obligation, which shall be measured as follows: for a pension plan, the benefit obligation is the projected benefit obligation (PBO); for any other postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation. Additionally, SFAS No. 158 also requires the measurement of the benefit plan’s assets and obligations to be measured as of the date of the employer’s year-end statement of financial position.

The effective date of SFAS No. 158’s funded status reporting requirement is for fiscal years ending on or after December 15, 2006 (for publicly traded companies or companies in the process of becoming publicly traded) with retrospective application prohibited. However, the measurement date provision is effective for fiscal years ending after December 15, 2008 and retrospective application is also prohibited, but early adoption is permitted and encouraged. Management has not yet completed all of the analysis necessary to determine the impact of this new standard. However, management anticipates that SFAS No. 158 will impact the Corporation’s consolidated financial statements, by recording a pension liability on the Corporation’s consolidated statement of financial condition and an adjustment to accumulated comprehensive income, net of tax.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, interim period accounting, and disclosures. FIN No. 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination (including appeals and litigation) based upon its technical merits. If a tax position meets the more likely than not recognition threshold, it is measured to determine the benefit amount to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 is effective for fiscal years beginning after December 15, 2006, with earlier application encouraged. Management does not anticipate that the adoption of FIN No. 48 will have a material impact on the Corporation’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (EITF) released Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This EITF consensus opinion was ratified by the FASB on September 20, 2006. EITF 06-4 requires employers who have entered into a split-dollar life insurance arrangement with an employee that extends to post-retirement periods, to recognize a liability and related compensation costs in accordance with SFAS No. 106, “Accounting for Post Retirement Benefit Obligations” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” The effective date of EITF No. 06-4 is for fiscal years beginning after December 15, 2006, and the opinion may be adopted through either a cumulative effect adjustment to retained earnings at the beginning of the year of adoption, or through retrospective application to prior periods. Management has not yet completed all of the analysis required to determine the impact of this new accounting standard on the Corporation’s consolidated financial statements. This analysis is currently in process and will be completed during the fourth quarter of 2006.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, SFAS No. 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS No. 156 to have a material impact on the Corporation’s consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission "(the “SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement approach or the balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement approach or balance sheet approach. Management does not anticipate that the adoption of SAB 108 will have a material impact on the Corporation’s consolidated financial statements.

Note H - Letters of Credit

First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”). does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all of our letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.5 million of outstanding standby letters of credit at September 30, 2006, compared to $5.1 million at December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit issued at September 30, 2006 and December 31, 2005 is material.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail the Corporation’s periodic reports that it files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2005). On an on-going basis, management evaluates its estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management described its critical accounting policies, which pertain to the allowance for loan losses and intangible assets, in the Form 10-K for December 31, 2005. Management believes that there have been no significant changes in our critical accounting policies since December 31, 2005.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2006 and 2005 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Nine Months
	Ended September 30
	2006	2005
Per Share Data
Net Income	$1.49	$1.30
Dividends Declared	.57	.555
Book Value	16.10	14.83

Significant Ratios
Return on Average Assets (a)	.93%	.84%
Return on Average Equity (a)	12.79	11.97
Dividend Payout Ratio	38.88	42.70
Average Equity to Average Assets	7.28	7.00

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first nine months of 2006 totaled $9.11 million or $1.49 per share, compared to $7.93 million or $1.30 per share for the same period of 2005. The increases in net income and net interest margin resulted primarily from increased earnings on interest-earning assets, which were a direct result of the increases in the general level of interest rates that occurred during 2005 and continued into 2006 as well as increased average balances on our interest-earning assets. The increase in interest income was offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances. Net interest income before provision for loan losses for the first nine months of 2006 improved by $.7 million or 2.2% over the same period of 2005. The provision for loan losses is $ .6 million for the nine months ended September 30, 2006, compared to $1.3 million for the same period of 2005. This is attributable to a decline in net loan charge offs during the first nine months of 2006, slower loan growth during the period, and a decline in non-performing loans. Other operating income increased by $.9 million in the first nine months of 2006 when compared to the first nine months of 2005, due primarily to an increase in service charge income. Operating expenses increased $1.2 million in the first nine months of 2006 when compared to the first nine months of 2005 due primarily to increased personnel costs.

Consolidated net income for the third quarter of 2006 totaled $3.3 million or $.53 per share, compared to $3.0 million or $.50 per share for the same period of 2005. The net interest margin for the third quarter of 2006 reflects increased interest income due to an increase of $23.4 million in average balances of our earning assets and the higher rate environment when compared to the third quarter of 2005. This was offset by increased interest expense due to full percentage point increase in the average rate paid on our interest-bearing liabilities. The provision for loan losses also increased as compared to the same time period in 2005. Other operating income for the third quarter of 2006 remained consistent when compared to the third quarter of 2005. Third quarter 2006 operating expenses decreased by 3% when compared to operating expenses for the third quarter of 2005 due to lower personnel costs reflecting lower employee incentives because of slower loan and deposit growth.

Comparing the first nine months of 2006 and 2005, our performance ratios improved. Annualized Returns on Average Assets (“ROAA”) were .93% and .84%, respectively.  Annualized Returns on Average Equity (“ROAE”) were 12.79% and 11.97% for the nine-month periods ending September 30, 2006 and 2005, respectively.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006 and 2005.

	For the Nine Months Ended September 30,
	2006			2005

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$944,689	$51,088	7.21%	$938,690	$45,080	6.40%

Investment securities	231,126	8,672	5.00	208,677	6,094	3.89

Other interest earning assets	11,556	482	5.56	15,615	424	3.62
Total earning assets	$1,187,371	60,242	6.76%	$1,162,982	51,598	5.91%

Interest-bearing liabilities

Interest-bearing deposits	$838,998	19,600	3.12%	$809,639	13,524	2.23%

Short-term borrowings	105,773	3,214	4.05	98,758	1,823	2.46
Long-term borrowings	152,734	5,631	4.92	162,454	5,757	4.72

Total interest-bearing liabilities	$1,097,505	28,445	3.46%	$1,070,851	21,104	2.63%

Net interest income and spread		$31,797	3.30%		$30,494	3.28%

Net interest margin			3.57%			3.50%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $1.3 million during the first nine months of 2006 over the same period in 2005, due to an $8.6 million (17%) increase in interest income offset by a $7.3 million (35%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $24.4 million (2.1%) during the first nine months of 2006 when compared to the first nine months of 2005. This increase is attributable to the growth that we experienced in both our loan and investment portfolios late in 2005 and during the first half of 2006. Emphasis on adjustable rate loan products and the rising interest rate environment contributed to the increase in the average rate on our average earning assets of 85 basis points, from 5.91% for the first nine months of 2005 to 6.76% for the first nine months of 2006 (on a fully tax equivalent basis). Interest expense increased during the first nine months of 2006 when compared to the same period of 2005 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $26.7 million. Deposits have increased in 2006 by approximately $29 million due to an increase in brokered certificates of deposit and a successful retail promotion of a nine month certificate of deposit. The combined effect of the increasing rate environment and the volume increases in our average interest-bearing liabilities resulted in an 83 basis point increase in the average rate paid on our average interest-bearing liabilities from 2.63% for the nine months ended September 30, 2005 to 3.46% for the same period of 2006. The net result of the aforementioned factors was a 7 basis point increase in the net interest margin during the first nine months of 2006 to 3.57% from 3.50% when compared to the same time period of 2005.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,
	2006			2005

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Loans	$942,707	$17,684	7.50%	$955,879	$16,076	6.72%

Investment securities	238,679	3,115	5.22	200,848	2,113	4.21

Other interest earning assets	10,728	165	6.15	12,011	109	3.63

Total earning assets	$1,192,114	20,964	7.03%	$1,168,738	18,298	6.26%

Interest-bearing liabilities

Interest-bearing deposits	$825,545	7,197	3.49%	$828,855	5,097	2.46%

Short-term borrowings	113,757	1,243	4.37	105,365	765	2.90

Long-term borrowings	154,155	1,940	5.03	151,936	1,848	4.86

Total interest-bearing liabilities	$1,093,457	10,380	3.80%	$1,086,156	7,710	2.84%

Net interest income and spread		$10,584	3.23%		$10,588	3.42%

Net interest margin			3.55%			3.62%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the third quarter of 2006 remained consistent when compared to the third quarter of 2005. Both interest income and interest expense increased $2.7 million during the quarter. The increase in interest income resulted from an increase in average interest-earning assets of $23.4 million (2%), coupled with a 77 basis point increase in the average yield on earning assets. The average balance in the investment portfolio increased by $37.8 million. The 101 basis point increase in the yield on the investment portfolio resulted from the continuing restructuring of the portfolio to increase the holdings of tax-exempt securities with an effective yield greater than the securities that they replaced. Average interest-bearing liabilities increased $7.3 million during the third quarter of 2006 when compared to the third quarter of 2005. The effective rate on these liabilities increased by 96 basis points. We initiated a leverage strategy late in the second quarter of 2006 by purchasing $22 million in corporate bonds with brokered certificates of deposit. This strategy netted a spread of approximately 110 basis points and helped to offset the slow loan growth experience during the quarter. This strategy had an impact on the decrease in the net interest margin of 7 basis points from 3.62% to 3.55% when compared quarter to quarter.

Other Operating Income

Other operating income increased during the first nine months of 2006 when compared to the same periods of 2005. This increase was primarily attributable to continued improvements in service charge income and trust department earnings in 2006. There were no losses from sales in the investment portfolio in the first nine months of 2006 compared to a $.1 million loss during the first nine months of 2005. Service charge income improved due to increased overdraft fees and increased account analysis fees from new merchant accounts. Other operating income in the third quarter of 2006 was consistent with the amount reported for the same period of 2005.

Other Operating Expense

Other operating expenses increased by 5% for the first nine months of 2006 and declined 3% for the third quarter of 2006 when compared to the same time periods of 2005. The increases were due to increased personnel costs (reflecting increased employee incentives, annual merit increases and staffing increases that took place in the latter months of 2005). However, the composition of operating expenses has remained consistent as illustrated below.

	Expense as % of Total Other Operating Expenses
	Nine Months ended		Quarter ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Salaries and employee benefits	55%	53%	54%	54%
Occupancy, equipment and data processing	17%	18%	19%	18%
Other	28%	29%	27%	28%
	100%	100%	100%	100%

Applicable Income Taxes

The effective tax rate for the first nine months of 2006 and for the third quarter of 2006 decreased to 32% and 30%, respectively from 36% for the first nine months and third quarter of 2005. This decrease reflects the effects of management’s strategy during late 2005 to restructure the composition of the investment portfolio to include more tax exempt municipal securities.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.32 billion at September 30, 2006, an increase of $10 million (.8%) since December 31, 2005. During this time period, gross loans decreased $4 million and cash and interest-bearing deposits in banks declined $6 million. These decreases were offset by increases of approximately $15 million in our investment portfolio, $.6 million in our bank owned life insurance, and $2.3 million in accrued interest and other assets. Total liabilities increased by approximately $4 million during the first nine months of 2006, reflecting declines in total deposits of $7 million and short-term borrowings of $14 million and an increase in long-term borrowings of $25 million. The increase in long-term borrowings reflects management’s decision to extend the maturities of its borrowed funds and reduce its reliance on short-term borrowings.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	September 30, 2006		December 31, 2005
Commercial	$400.7	42%	$404.7	42%
Residential - Mortgage	358.3	37	337.6	35
Installment	183.5	19	193.3	20
Residential - Construction	14.9	2	25.4	3

Total Loans	$957.4	100%	$961.0	100%

Comparing loans at September 30, 2006 to loans at December 31, 2005, our loan portfolio has decreased by $3.6 million (.4%). Continued growth in residential mortgage and construction loans ($10.2 million) was offset by a decline in the installment portfolio ($9.8 million) and a decline in our commercial portfolio ($4 million). The decrease in installment loans resulted from our intention to de-emphasize this type of very rate-competitive lending in our major markets. Although commercial loan production has remained consistent with prior years, our commercial loan portfolio decreased due to repayments of development loans. This payback negated the growth in the commercial portfolio experienced thus far in 2006. At September 30, 2006, approximately 82% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	September 30, 2006	December 31, 2005
Non-accrual loans	$1,714	$2,393
Accruing loans past due 90 days or more	2,421	989
Total	$4,135	$3,382
Total as a percentage of total loans	.43%	.35%

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

We use the methodology outlined in the FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

	2006	2005
Balance, January 1	$6,416	$6,814
Gross charge offs	(1,129)	(1,114)
Recoveries	411	320
Net credit losses	(718)	(794)
Provision for loan losses	579	1,272
Balance at end of period	$6,277	$7,292
Allowance for Loan Losses to loans outstanding (as %)	.66%	.74%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.10%	.11%

The allowance for loan losses decreased to $6.3 million at September 30, 2006, compared to $6.4 million at December 31, 2005. This decrease is the result of a decrease in the loan portfolio of $3.6 million during the first nine months of 2006 and a decrease in our net charge-off percentage to .10% for the first nine months of 2006 from .11% for the first nine months of 2005, reflecting increased recoveries. In addition, non-accrual loans have decreased $.6 million from the end of 2005.

Net charge offs relating to the installment loan portfolio represent 62% of our total net charge-offs for the first nine months of 2006. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.7 million or 1.5 % of the installment portfolio at September 30, 2006, compared to $3.1 million or 1.6% at December 31, 2005.

The provision for loan losses was $.6 million for the first nine months of 2006, compared to $1.3 million for the same period of 2005. The lower provision in 2006 is due primarily to reductions in special allocations, a decline in net loan charge offs and slower loan growth during the period. As a result of the evaluation of the loan portfolio using the factors and methodology discussed previously, the allowance for loan losses decreased slightly to $6.3 million at September 30, 2006, compared to $6.4 million at December 31, 2005. Management believes that the allowance at September 30, 2006 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

Our entire investment securities portfolio is categorized as available-for-sale and is carried at fair value. At September 30, 2006, the total cost basis of the investment portfolio was $247.4 million compared to a fair value of $245.3 million.

The following table presents the composition of our securities portfolio (fair values) at the dates indicated:

(Dollars in millions)	September 30, 2006		December 31, 2005
U.S. government and agencies	$98.9	40%	$107.0	47%
Mortgage-backed securities	53.6	22	63.9	28
Obligations of states and political subdivisions	68.2	28	57.7	25
Corporate and other debt securities	24.6	10	1.1	--
Other securities	--	--	.4	--
Total Investment Securities	$245.3	100%	$230.1	100%

The increase in our investment portfolio since year-end 2005 is due to the purchase of $17 million in corporate bonds during the second quarter of 2006 and $5 million during the third quarter of 2006 as part of our previously disclosed leverage strategy. As previously discussed, we utilized brokered certificates of deposit to fund the purchase of higher yielding corporate bonds. The growth in corporate bonds was offset by scheduled maturities in other segments of the portfolio.

At September 30, 2006, the securities available for sale balance included a net unrealized loss of $2.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2005 was an unrealized loss of $3.2 million. The fair value of securities available for sale generally decreases whenever interest rates increase and the fair value will typically increase in a declining rate environment.

Management does not believe that an unrealized loss on any individual security as of September 30, 2006 represents an other than temporary impairment. We have both the intent and ability to hold the securities presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	September 30, 2006		December 31, 2005
Noninterest-bearing demand deposits	$113.7	12%	$114.5	12%
Interest-bearing demand deposits	257.7	27	313.4	33
Savings deposits	45.4	5	51.6	5
Time deposits less than $.1	231.8	24	209.1	22
Time deposits $.1 or more	299.9	32	267.3	28
Total Deposits	$948.5	100%	$955.9	100%

Deposits declined $7.4 million during the first nine months of 2006 in comparison to deposits at December 31, 2005. The composition of deposits has changed, showing a reduction in demand deposit and savings balances offset by an increase in retail and brokered certificates of deposit. As mentioned previously, we purchased $22 million of brokered deposits in the second and third quarters of 2006 to acquire corporate bonds.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	September 30, 2006	December 31, 2005

FHLB short-term borrowings	$35.5	$31.0
Securities sold under agreements to repurchase	72.7	90.9
Total short-term borrowings	$108.2	$121.9

FHLB advances	$117.1	$92.4
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$153.0	$128.3

Total short-term borrowings decreased by approximately $14 million during the first nine months of 2006, primarily as a result of a decline in municipal funds invested in our cash management product. Long-term borrowings increased by $25 million during the same period.

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

We are moving forward with our planned branch expansion projects. Construction has begun on branch offices in Monongalia County, West Virginia and Washington County, Maryland. Remodeling is also underway for an operations center located in Oakland, Maryland. The total projected costs for these projects is estimated at approximately $3 million and will be funded from cash flow from operations.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at September 30, 2006:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	13.07%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.92	4.00	6.00
Tier 1 Capital (to average assets)	8.93	3.00	5.00

At September 30, 2006, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements.

The Corporation paid a cash dividend of $.19 per share on August 1, 2006. On September 20, 2006, the Board of Directors declared another dividend of an equal amount, to be paid on November 1, 2006 to shareholders of record as of October 17, 2006.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $194.8 million and $7.5 million, respectively, at September 30, 2006, compared to $161.1 million and $5.1 million, respectively, at December 31, 2005. We are not party to any other off-balance sheet arrangements. There have been no significant changes in contractual obligations since December 31, 2005.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2006 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are effective.

During the third quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 as updated in Item 1A of Part II of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Management does not believe that any material changes in our risk factors have occurred since they were last updated.

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

FIRST UNITED CORPORATION

Date: November 6, 2006	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date November 6, 2006	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Senior Vice-President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1
First United Bank & Trust Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.2
Form of SERP Participation Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.2 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.3
Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.4
First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

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