Form 10-K
period 2006-12-31
FIRST UNITED CORP/MD/
filed 2007-03-14
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-14237

FIRST UNITED CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 South Second Street, Oakland, Maryland	21550-0009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 470-4356

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, par value $.01 per share	Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2006:
$ 126,572,358.

The number of shares of the registrant’s common stock outstanding as of February 28, 2007: 6,146,443

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the SEC in March 2007 pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On March 31, 2006, the Bank liquidated its subsidiary First United Investment Trust. This entity was a Maryland real estate investment trust that held and serviced mortgage loans. Its assets were transferred to First United Bank & Trust.

At December 31, 2006, the Corporation had assets of approximately $1.349 billion, net loans of approximately $957 million, and deposits of approximately $971 million. Shareholders’ equity at December 31, 2006 was approximately $97 million.

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

The Bank’s residential mortgage portfolio is evenly distributed between variable and fixed rate loans. Many loans are booked at fixed rates in order to meet the Bank’s requirements under the Community Reinvestment Act. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.

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

Deposit Activities—The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the CDARS program to municipalities, providing them up to $20 million of FDIC insurance. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

[4]

Trust Services--The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

Information about the Corporation’s income from and assets related to its banking business may be found in the consolidated statements of financial condition and the consolidated statements of income and the related notes thereto included in Item 8 of Part II of this annual report. At December 31, 2006, 2005 and 2004, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $502 million, $468 million and $395 million, respectively. Trust Department revenues for these years may be found in Item 7 of Part II of this annual report under the caption “Other Operating Income”.

Insurance Activities

The Corporation offers a full range of insurance products and services to customers in its market areas through the Insurance Group and First United Insurance Agency, Inc. Information about income from insurance activities for each of the years ended December 31, 2006, 2005 and 2004 may be found in Item 7 of Part II of this annual report under the caption “Other Operating Income”.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within their market areas, the Corporation and its affiliates compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with insurance companies and their agents for insurance products, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

To compete with other financial services providers, the Corporation relies principally upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances in which the Corporation is unable to accommodate a customer’s needs, it will arrange for those services to be provided by other financial services providers with which it has a relationship.

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2006, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:

Susquehanna Bank	6	$222,029	35.45%
Manufacturers & Traders Trust Company	7	192,726	30.77%
First United Bank & Trust	5	121,513	19.40%
Farmers & Mechanics Bank	3	59,648	9.52%
Standard Bank	2	30,459	4.86%

Source: FDIC Deposit Market Share Report

[5]

Frederick County, Maryland:

Farmers & Mechanics Bank	19	1,114,657	35.61%
Branch Banking & Trust Co.	12	601,109	19.20%
Bank of America NA	6	272,390	8.70%
Frederick County Bank	2	208,974	6.68%
Manufacturers & Traders Trust Company	6	201,845	6.45%
Woodsboro Bank	7	147,839	4.72%
Chevy Chase Bank FSB	5	133,307	4.26%
SunTrust Bank	3	130,576	4.17%
Middletown Valley Bank	4	115,093	3.68%
First United Bank & Trust	3	92,477	2.95%
Sandy Spring Bank	4	54,046	1.73%
Provident Bank of Maryland	2	32,394	1.03%
Damascus Community Bank	2	15,584	0.50%
Sovereign Bank	2	8,476	0.27%
Columbia Bank	1	1,577	0.05%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:

First United Bank & Trust	5	454,671	69.90%
Manufacturers & Traders Trust Co.	5	112,330	17.27%
Susquehanna Bank	2	59,749	9.19%
Clear Mountain Bank	1	19,600	3.01%
Miners & Merchants Bank	1	4,069	0.63%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:

Susquehanna Bank	10	508,014	27.99%
Hagerstown Trust Co.	11	397,816	21.92%
Manufacturers & Traders Trust Company	12	397,183	21.89%
Farmers & Mechanics Bank	6	177,852	9.80%
Sovereign Bank	4	172,991	9.53%
First United Bank & Trust	2	56,927	3.14%
First National Bank of McConnellsburg	1	29,852	1.65%
Chevy Chase Bank FSB	1	26,652	1.47%
Citizens National Bank of Berkeley Springs	1	21,399	1.18%
First National Bank of Greencastle	2	16,700	0.92%
Orrstown Bank	1	9,292	0.51%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:

Branch Banking & Trust Co.	5	325,183	32.85%
Centra Bank Inc.	3	166,957	16.87%
First United Bank & Trust	5	123,377	12.46%
Susquehanna Bank	4	112,714	11.39%
City National Bank of West Virginia	4	107,829	10.89%
Jefferson Security Bank	2	61,155	6.18%
Citizens National Bank of Berkeley Springs	3	55,615	5.62%
Bank of Charles Town	2	33,204	3.35%
Shenandoah Valley National Bank	1	3,780	0.38%

Source: FDIC Deposit Market Share Report

[6]

Hardy County, West Virginia:

Summit Community Bank, Inc.	2	212,963	60.44%
Capon Valley Bank	3	99,037	28.11%
Pendleton Community Bank, Inc.	1	18,317	5.20%
First United Bank & Trust	1	14,277	4.05%
Grant County Bank	1	7,776	2.21%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:

Branch Banking & Trust Co.	2	75,612	32.06%
First United Bank & Trust	2	74,392	31.54%
Manufacturers & Traders Trust Co.	2	56,523	23.96%
Grant County Bank	1	29,344	12.44%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:

Centra Bank, Inc.	4	369,432	25.92%
Huntington National Bank	6	361,466	25.36%
Branch Banking & Trust Co.	5	321,455	22.55%
United Bank	4	169,220	11.87%
Wesbanco Bank, Inc.	5	94,026	6.60%
Clear Mountain Bank	4	58,690	4.12%
Citizens Bank of Morgantown, Inc.	1	21,747	1.53%
First Exchange Bank	2	15,429	1.08%
First United Bank & Trust	2	13,824	0.97%

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

[8]

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

The Community Reinvestment Act (“CRA”) requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank has a CRA rating of “Satisfactory”.

The Bank’s deposits are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank paid $.2 million in FDIC premiums during 2006. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

Further information about our capital resources is provided in the “Capital Resources” section of Item 7 of Part II of this annual report. Information about the capital ratios of the Corporation and of the Bank as of December 31, 2006 may be found in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

[9]

USA PATRIOT ACT

Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Federal Securities Law

The shares of the Corporation’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq Stock Market’s Global Market. The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

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

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposit, loan, and insurance demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2006, we employed approximately 463 individuals, of whom 352 were full-time employees.

ITEM 1A.	RISK FACTORS

The following factors should be considered carefully in evaluating an investment in shares of common stock of the Corporation.

[10]

Risks Relating to the Corporation and its Affiliates

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

Because most of our loans are made to Western Maryland and Northeastern West Virginia borrowers, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2006, we may be subject to further supervisory analysis during future examinations . Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

[11]

The market value of our investments could decline.

As of December 31, 2006, we had classified 100% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115 relating to accounting for investments. SFAS No. 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in shareholders' equity (net of tax) as accumulated other comprehensive income. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders' equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders' equity.

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

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities. Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete. Moreover, as discussed above, the GLBA revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

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

[13]

Risks Relating to the Corporation’s Common Stock

The Corporation’s ability to pay dividends is limited.

The Corporation’s ability to pay dividends to shareholders is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law generally prohibits the payment of a dividend by a troubled institution. Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Because of these limitations, there can be no guarantee that we will declare dividends in any fiscal quarter.

Shares of the Corporation’s common stock are not insured.

Shares of the Corporation’s common stock do not represent deposits and investments in these shares are not insured against loss by the government.

Shares of the Corporation’s common stock are not heavily traded.

The shares of the Corporation’s common stock are listed on the Nasdaq Global Market and are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. Management cannot predict the extent to which an active public market for our securities will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the securities of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Corporation’s Articles of Incorporation and By-Laws may discourage a corporation takeover.

The Amended and Restated Articles of Incorporation and By-Laws of the Corporation contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the corporation. First, the Board of Directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock. Second, the Board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The Board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition to the foregoing, Maryland law contains anti-takeover provisions, such as restrictions on “control share acquisitions” and “business combinations” with certain interested stockholders, that apply to the Corporation.

Although these provisions do not preclude a takeover, they may have the effect of discouraging a takeover attempt that would not be approved by the Board of Directors, but pursuant to which shareholders might receive a substantial premium for their shares over then-current market prices. As a result, shareholders who might desire to participate in such a transaction might not have the opportunity to do so. Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. Such provisions could potentially adversely affect the market price of our common stock.

[14]

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases six. The Corporation also leases three offices of non-bank subsidiaries. A banking office is currently under construction on a leased site in Washington County, Maryland. Total rent expense on the leased offices and properties was $.42 million in 2006. In December of 2005, the Corporation purchased a 30,000 square foot building in Oakland, Maryland to house its operations center. Management expects that this site will be fully functional in March 2007.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[15]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the Nasdaq Stock Market under the symbol “FUNC”. As of February 28, 2007, the Corporation had 2,085 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2006 and 2005 are set forth below.

2006	High	Low	Dividends Declared

1st Quarter	$22.83	$20.29	$.190
2nd Quarter	23.35	20.29	.190
3rd Quarter	22.00	20.31	.190
4th Quarter	22.79	21.05	.195

2005	High	Low	Dividends Declared

1st Quarter	$21.70	$19.81	$.185
2nd Quarter	20.30	18.94	.185
3rd Quarter	20.85	19.25	.185
4th Quarter	21.66	19.14	.190

Cash dividends are typically declared on a quarterly basis and are at the discretion of the Corporation’s Board of Directors. Dividends to shareholders are generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. The ability of these entities to declare dividends are limited by federal and state banking laws and/or state corporate laws. Further information about these limitations may be found in Note 13 to the Consolidated Financial Statements and in Item 1A of Part I under the caption “The Corporation’s ability to pay dividends is limited”, each of which is incorporated herein by reference. There can be no guarantee that dividends will be declared in any fiscal quarter.

Market makers for the Corporation’s common stock are:

FERRIS BAKER WATTS	SCOTT AND STRINGFELLOW, INC.
12 North Liberty St.	909 East Main Street
Cumberland, MD 21502	Richmond, VA 23219
(301)724-7161	(804)643-1811
(800)776-0629	(800)552-7757

113 S. Potomac St.
Hagerstown, MD 21740
(301)733-7111
(800)344-4413

[16]

First United Corporation Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total return for First United Corporation common stock for the five years ended December 31, 2006. This data is compared to the NASDAQ Composite market index and the SNL $1 billion to $5 billion Bank Index during the same time period. Total return numbers are calculated as change in stock price for the period indicated with dividends being reinvested.

		Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First United Corporation	100.00	106.92	164.12	143.24	153.25	163.71
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36

Equity Compensation Plan Information

At December 31, 2006, the Corporation had no equity compensation plan or arrangement in effect under which shares of common stock may be issued to its directors or officers.

Issuer Purchases of Securities

The Corporation did not purchase any shares of its common stock during the fourth quarter of 2006.

[17]

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, 2006 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(In thousands, except per share data)
	2006	2005	2004	2003	2002
Balance Sheet Data

Total Assets	$1,349,317	$1,310,991	$1,233,901	$1,108,241	$954,388
Net Loans	957,126	954,545	904,635	786,051	659,758
Investment Securities	263,272	230,095	210,661	223,615	215,236
Deposits	971,381	955,854	850,661	750,161	610,460
Long-term Borrowings	166,330	128,373	175,415	191,735	198,772
Shareholders’ Equity	96,856	92,039	86,356	84,191	79,283

Operating Data

Interest Income	$80,269	$69,756	$60,682	$57,703	$57,589
Interest Expense	39,335	29,413	24,016	23,601	25,702
Net Interest Income	40,934	40,343	36,666	34,102	31,887
Provision for Loan Losses	1,165	1,078	2,534	833	1,506
Other Operating Income	14,041	14,088	12,971	11,867	9,007
Other Operating Expense	35,490	34,654	35,969	29,821	26,038
Income Before Tax	18,320	18,699	11,134	15,315	13,350
Income Tax	5,743	6,548	3,507	4,566	3,695
Net Income	$12,577	$12,151	$7,627	$10,749	$9,655

Per Share Data

Net Income	$2.05	$1.99	$1.25	$1.77	$1.59
Dividends Paid	.76	.74	.72	.70	.68
Book Value	15.77	15.04	14.17	13.83	13.04

Significant Ratios

Return on Average Assets	.96%	.95%	.65%	1.03%	1.13%
Return on Average Equity	13.07%	13.61%	8.91%	13.10%	12.75%
Dividend Payout Ratio	37.07%	37.44%	58.00%	39.65%	42.76%
Average Equity to Average Assets	7.35%	7.00%	7.28%	7.88%	8.84%
Total Risk-based Capital Ratio	12.95%	12.66%	12.24%	11.77%	14.31%
Tier I Capital to Risk Weighted Assets	11.81%	11.45%	10.81%	11.04%	13.76%
Tier I Capital to Average Assets	9.08%	8.64%	8.44%	8.72%	11.72%

[18]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006, which appear in Item 8 of Part II of this annual report.

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

Our 2006 net income was $12.6 million, an increase of 4.1% over 2005. The increase in 2006 net income was due to strategic decisions implemented by management over the past few years, the Bank’s ability to increase its net interest margin, a focus on controlling our operating costs and a reduction in the effective tax rate. 2006 proved to be a challenging year with an inverted interest rate yield curve, a slowed economy and intense competition for retail and commercial deposits.

Operations in 2006 were impacted by the following factors and strategic initiatives:

Slow Loan and Deposit Growth/Impact on Net Interest Margin -- Loan growth slowed significantly in 2006 as compared to 2005, resulting in a minimal net increase in the loan portfolio of $3 million. Commercial loan production remained at a consistent level with 2005 but was offset by the increased payback of commercial development loans. Residential mortgage loan growth was tempered by management during 2006 as a result of strong customer preference for fixed rate loans. The Bank utilized the secondary market as an outlet for this type of lending to prevent excessive growth in the fixed rate portfolio. Management’s preference for originating adjustable, prime-rate based loans has benefited us in the current rising interest rate environment. Although we experienced minimal increase in loan growth, interest income exceeded interest income generated in prior years due to the upward re-pricing of loans. For 2006, interest income on loans increased $7.5 million (on a fully taxable equivalent basis) when compared with 2005. Interest income on investment securities in 2006 increased by $3.7 million (on a fully taxable equivalent basis) due to an increase in the average yield on the portfolio and a $45 million leverage strategy. (Additional information on the composition of interest income is available in Table 1 below).

Funding costs in 2006 increased as a result of the rising interest rate environment and the intense deposit competition in our market areas. The shift from core non-interest bearing accounts to certificates of deposit and higher yielding money market accounts continued during 2006. A large portion of the new time deposits received in 2006 were in denominations of $100,000 or more, which typically require higher interest rates than core deposits. This reliance on higher rate time deposits and the general increase in interest rates throughout 2006 increased deposit interest expense by approximately $8.2 million when compared to 2005. Net borrowings increased by $15.4 million adding an additional $1.7 million of interest expense over the prior year. The combination of slow loan and deposit growth, rising interest rates on our assets and liabilities, and the increased level of debt resulted in a minimal increase in net interest income on a tax equivalent basis of $1.4 million (3%) in 2006 when compared to 2005.

The overall net interest margin increased during the year from 3.49% in 2005 to 3.52% in 2006. However, the 2006 net interest margin was negatively impacted by a $45 million leverage strategy implemented in the latter half of 2006 in an attempt to produce additional net interest income.

Early Redemption of Long-Term Borrowings -- In May 2006, the Bank participated in a contemporaneous exchange of long-term FHLB advances. The Bank exchanged $25 million of long-term advances having a weighted average rate of 5.01% for $25 million of long-term advances having a weighted average rate of 4.69%. The exchange resulted in a net gain of $.2 million which will be amortized over the life of the new borrowing.

Other Operating Income/Other Operating Expense -- Other operating income in 2006 decreased slightly when compared to 2005. The Bank experienced increases in service charge and Trust department income of $.8 million and $.4 million, respectively. Insurance commissions were down slightly in 2006 compared to 2005 due to lower contingency income from insurance companies and the closing of Oakfirst Life Insurance, Inc. early in 2005. Other income in 2005 included a $.9 million gain on the prepayment of long-term debt. Operating expenses in 2006 increased by 2.4% when compared to 2005. This minimal increase was due primarily to increases in salaries and benefits, occupancy and other expenses and close monitoring of our operating expenses. 2005 operating expenses included a $.4 million penalty recognized on the prepayment of long-term debt.

[19]

The Bank continued to invest in its core market areas during 2006. A new branch office was opened during the fourth quarter of 2006 in Morgantown, West Virginia and construction of another branch began on a newly leased site in Washington County, Maryland. This new retail branch is anticipated to open late in the first quarter of 2007. The Corporation purchased a 30,000 square foot building in Oakland, Maryland in December 2005 for $3 million to house its operations center. This space will relieve congestion in the Corporation’s headquarters as well as provide capacity for the Bank’s anticipated growth. Management expects that this new facility will be ready for use in the first quarter of 2007.

The Corporation continued its tradition of paying dividends to shareholders during 2006 and, in fact, increased them to $0.76 per share, a 2.7% increase from $0.74 per share in 2005. The Corporation has paid quarterly cash dividends consistently since 1985, the year in which it was formed.

We will continue to face risks and challenges in the future, including: changes in local economic conditions in our core geographic markets; potential yield compression on loan and deposit products by existing competitors and potential new entrants in our markets; changes in interest rates; and changes to existing federal and state legislation and regulations over banks and financial holding companies. For a more complete discussion of these risk factors, see Item 1A of Part I of this annual report.

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

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with the specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the allowance for loan losses relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The allowance for loan losses is also discussed below in this Item 7 under the caption “Allowance and Provision for Loan Losses” and in Note 4 to Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. We have $2.1 million of core deposit intangible assets which are subject to amortization and $11.9 million in goodwill primarily related to the Huntington National Bank branch acquisition that occurred in 2003, which is not subject to periodic amortization.

[20]

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates investment securities for impairment on a quarterly basis. Declines in the fair value of available for sale securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded using the specific identification method.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of Statement of Financial Accounting Standards (SFAS) No. 87, Employers Accounting for Pensions SFAS No. 132 (R) and as amended by SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Post Retirement Plans.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions; the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 11 to Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements included in Item 8, Part II of this annual report discusses new accounting pronouncements that when adopted, may have an effect on our consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The table below summarizes net interest income (on a taxable equivalent basis) for the years 2004-2006 (dollars in thousands).

[21]

	2006	2005	2004

Interest income	$81,838	$70,533	$61,380
Interest expense	39,335	29,413	24,016

Net interest income	42,503	41,120	37,364

Net interest margin %	3.52%	3.49%	3.43%

Net interest income increased $1.4 million (3%) in 2006 over the same period in 2005, due to an $11.3 million (16%) increase in interest income offset by a $9.9 million (34%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $28.1 million (2%) during 2006 when compared to 2005. This increase is attributable to the growth that we experienced in our investment portfolio late in 2005 and throughout 2006. Emphasis on adjustable rate loan products and the rising interest rate environment contributed to the increase in the average rate on our average earning assets of 80 basis points, from 5.98% in 2005 to 6.78% in 2006 (on a fully tax equivalent basis). Interest expense increased during 2006 when compared to 2005 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $32.3 million. Deposits have increased in 2006 by approximately $16 million due to an increase in brokered certificates of deposit and a successful retail promotion of a nine month certificate of deposit. The combined effect of the increasing rate environment and the volume increases in our average interest-bearing liabilities resulted in an 83 basis point increase in the average rate paid on our average interest-bearing liabilities from 2.76% for 2005 to 3.59% for 2006. The net result of the aforementioned factors was a 3 basis point increase in the net interest margin at December 31, 2006 to 3.52% from 3.49% at December 31, 2005.

Comparing 2005 to 2004, net interest income increased $3.8 million (10.1%) due primarily to the increase in interest income of $9.2 million, offset by an increase in interest expense of $5.4 million. Interest income from loans increased by $8.3 million due to the $93.5 million increase in the average balance of loans in 2005 and a slight increase of 26 basis points in the average yield on loans. The increase in total interest expense was due to increased interest expense on deposits of $7.0 million (57.8%) offset by a decrease in interest expense on long-term borrowings of $3.2 million (29.7%). Interest expense on deposits increased primarily due to a $38.3 million increase in average balances and a 141 basis point increase in the average yield on time deposits over $100,000. The decrease in interest expense on long-term borrowings was primarily due to the $45.4 million decrease in the average balance coupled with the 50 basis point decrease in average yield on these borrowings.

As shown below, the composition of total interest income remained steady from 2004 to 2005. Loan interest income and fees decreased in 2006 when compared to 2005 as a percentage of total interest income due to the limited loan growth and the increase in investment securities as a percentage of interest earning assets during this time.

	% of Total Interest Income
	2006	2005	2004

Interest and fees on loans	85%	88%	88%
Interest on investment securities	15%	12%	12%

Table 1 sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2006, 2005 and 2004. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2006, 2005 and 2004. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

[22]

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential - Tax Equivalent Basis
(Dollars in thousands)
Table 1
	For the Years Ended December 31
		2006			2005			2004
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE
Assets
Loans	$957,709	$69,049	7.21%	$954,784	$61,601	6.45%	$861,255	$53,313	6.19%
Investment Securities:
Taxable	171,720	7,699	4.48	179,018	6,231	3.48	191,135	5,819	3.04
Non taxable	65,902	4,399	6.67	30,041	2,129	7.09	23,311	1,854	7.95
Total	237,622	12,098	5.09	209,059	8,360	4.00	214,446	7,673	3.58
Federal funds sold	463	1.21		1,876	55	2.93	2,043	35	1.71
Interest-bearing deposits with other banks	2,811	165	5.88	5,327	162	3.04	3,583	56	1.57
Other interest earning assets	9,231	525	5.68	8,680	355	4.09	8,439	303	3.59
Total earning assets	1,207,836	81,838	6.78%	1,179,726	70,533	5.98%	1,089,766	61,380	5.63%
Allowance for loan losses	(6,245)			(6,975)			(6,150)
Non-earning assets	110,098			102,500			94,730

Total Assets	$1,311,689			$1,275,251			$1,178,346

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$285,250	$6,405	2.25%	$293,129	$4,896	1.67%	$279,217	$2,699.97%
Savings deposits	47,779	462.97		58,964	242.41		63,471	237.37
Time deposits:
Less than $100	229,829	8,439	3.67	264,503	6,023	2.28	209,708	4,950	2.36
$100 or more	273,305	12,043	4.41	187,412	7,943	4.24	149,113	4,222	2.83
Short-term borrowings	107,430	4,429	4.12	100,601	2,749	2.73	82,747	1,153	1.39
Long-term borrowings	153,089	7,557	4.94	159,748	7,560	4.73	205,193	10,755	5.23

Total interest-bearing liabilities	1,096,682	39,335	3.59%	1,064,357	29,413	2.76%	989,449	24,016	2.43%
Non-interest-bearing Deposits	107,595			112,860			94,871
Other liabilities	11,189			8,734			8,266
Shareholders’ Equity	96,223			89,300			85,760

Total Liabilities and Shareholders’ Equity	$1,311,689			$1,275,251			$1,178,346

Net interest income and Spread		$42,503	3.19%		$41,120	3.22%		$37,364	3.20%

Net interest margin			3.52%			3.49%			3.43%

NOTES:
--The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2006 and 2005 and 34% for 2004. The fully taxable equivalent adjustments for the years ended December 31, 2006, 2005, and 2004 were $1,569, $776, and $698, respectively.
--The average balances of non-accrual loans for the years ended December 31, 2006, 2005 and 2004, which were reported in the average loan balances for these years, were $2,705, $3,203, and $4,400, respectively.
--Net interest margin is calculated as net interest income divided by average earning assets.
--The average yields on investments are based on amortized cost.

[23]

Interest Variance Analysis (1)
(In thousands and tax equivalent basis)
Table 2

	2006 Compared to 2005			2005 Compared to 2004
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Loans	$211	$7,237	$7,448	$6,034	$2,253	$8,287
Taxable Investments	(327)	1,795	1,468	(422)	833	411
Non-taxable Investments	2,394	(124)	2,270	477	(202)	275
Federal funds sold	(4)	(50)	(54)	(5)	25	20
Other interest earning assets	(227)	400	173	142	16	158

Total interest income	2,047	9,258	11,305	6,226	2,925	9,151

INTEREST EXPENSE:
Interest-bearing demand deposits	(177)	1,686	1,509	232	1,964	2,196
Savings deposits	(108)	328	220	(18)	23	5
Time deposits less than $100	(1,273)	3,689	2,416	1,248	(175)	1,073
Time deposits $100 or more	3,785	315	4,100	1,623	2,098	3,721
Short-term borrowings	282	1,398	1,680	488	1,108	1,596
Long-term borrowings	(329)	326	(3)	(2,151)	(1,044)	(3,195)

Total interest expense	2,180	7,742	9,922	1,422	3,974	5,396

Net interest income	$(133)	$1,516	$1,383	$4,804	$(1,049)	$3,755

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses in 2006 increased by $.1 million over 2005, due primarily to an increase in the level of non-accrual loans and changes in the qualitative factors used in the quarterly evaluation of the adequacy of the allowance for loan losses. These changes were offset by a decrease in net charge-offs as a percentage of average loans to .11% in 2006 from .15% in 2005 and minimal loan growth in 2006.

The provision for loan losses decreased to $1.1 million in 2005, compared to $2.5 million in 2004. This decrease was due primarily to the decrease in net charge-offs as a percentage of average loans to .15% in 2005 from .20% in 2004 and a decrease in specific allocations as compared to 2004.

[24]

Other Operating Income

The following table shows the major components of other operating income for the past three years (in thousands) and the percentage changes during these years:

				2006 VS. 2005	2005 VS. 2004
	2006	2005	2004	% CHANGE	% CHANGE

Service charges on deposit accounts	$4,630	$4,260	$3,824	8.7%	11.4%
Other service charge income	1,637	1,203	925	36.1%	30.1%
Trust department income	3,671	3,260	3,153	12.6%	3.4%
Brokerage commission	501	613	720	(18.3%)	(14.9%)
Insurance commissions	1,573	1,599	1,448	(1.6%)	10.4%
Security gains (losses)	4	(125)	703	*	*
Bank owned life insurance (BOLI)	848	819	626	3.5%	30.8%
Gain on prepayment of long term borrowings	--	868	--
Other income	1,177	1,591	1,572	(26.0%)	1.2%

Total other operating income	$14,041	$14,088	$12,971	(.33%)	8.6%

* not meaningful

As the table above illustrates, other operating income decreased slightly in 2006 by $.05 million when compared to 2005. This is compared to a $1.1 million (8.6%) increase in 2005 from 2004.

Service charges on deposit accounts and other service charge income increased in 2006 versus 2005 and in 2005 versus 2004. These increases are due primarily to increased customer usage of an account overdraft product. Service charge related income constitutes 45%, 39%, and 37% of other operating income in 2006, 2005, and 2004, respectively.

Trust department income is directly affected by the performance of the equity and bond markets, and by the amount of assets under management. Trust income has increased steadily during the past three years as a result of successful business development efforts in this area, resulting in increases in the average market value of assets under management in the Trust Department. Average assets under management were $502 million, $468 million and $395 million for years 2006, 2005 and 2004, respectively.

Brokerage commissions have steadily declined over the past three years. Less emphasis on this type of business and slower annuity sales have contributed to this decline. Insurance premium income also declined slightly in 2006 due to the closing of the Corporation’s reinsurance company, Oakfirst Life Insurance, Inc., in 2005 and lower contingency income. Contingency income is received from the insurance carriers based upon claims histories and varies from year to year. First United Insurance Group purchased a book of business in Morgantown, WV during the latter half of 2006. Because premium payment schedules are more heavily weighted in the first six months of the year, management expects to realize the full benefit of this purchase in 2007.

Securities gains (losses) are the most variable component of other operating income. During 2006, the Bank recorded a minimal gain in the securities portfolio compared to the recorded losses in the securities portfolio of $.1 million in 2005. Net securities gains for 2004 of $.7 million resulted primarily from the sale of investments held by the Bank’s Delaware subsidiary, First United Securities, Inc. (“FUS”), in order to utilize certain net operating loss carry-forwards in that subsidiary prior to its liquidation in May 2004.

[25]

Other Operating Expense

Other operating expense for 2006 increased $.8 million (2.4%) over 2005, compared to a decrease of $1.3 million (3.7%) over 2004. The following table shows the major components of other operating expense for the past three years (in thousands) and the percentage changes during these years:

				2006 VS. 2005	2005 VS. 2004
	2006	2005	2004	% CHANGE	% CHANGE

Salaries and employee benefits	$19,084	$18,428	$16,907	3.6%	9.0%
Other expenses	9,900	9,676	10,360	2.3%	(6.6%)
Equipment	3,011	3,067	2,952	(1.8%)	3.9%
Expenses related to prepayment of long-term borrowings	--	437	2,728	--	(84.0%)
Occupancy	2,043	1,642	1,642	24.4%	--
Data processing	1,452	1,404	1,380	3.4%	1.7%
Total other operating expense	$35,490	$34,654	$35,969	2.4%	(3.7%)

Salaries and employee benefits represent approximately 54% of total other operating expenses in 2006, compared to 53% and 47% in 2005 and 2004, respectively. Salaries and wages increased by $.7 million in 2006 over 2005, and $1.5 million in 2005 over 2004. The increase in both periods is directly related to increased staffing to support our growth objectives and routine merit pay increases. The higher increase in 2005 over 2004 was attributable to increases in performance based incentives resulting from high loan and deposit growth.

Other expenses increased by $.2 million in 2006 when compared to 2005 due to increases in marketing, insurance, and contribution expenses. We experienced cost savings in 2006 associated with corporate restructurings that occurred during 2005. Comparing 2005 to 2004, other expenses decreased by $.7 million due to reduced professional fees associated with various compliance costs in 2005, such as the Sarbanes-Oxley Act.

There were no expenses related to prepayment of long-term borrowings in 2006. Expenses related to early redemption of long-term borrowings consisted of $.4 million and $1.8 million in early payment penalties in 2005 and 2004, respectively, and a $.9 million write-off of unamortized issuance costs related to the early redemption of subordinated debentures in 2004.

Occupancy and equipment expenses increased by $.3 million from 2005 to 2006 and $.1 million from 2004 to 2005. These increases relate to the growth and expansion of the Bank’s retail network.

Applicable Income Taxes

Income tax expense amounted to $5.7 million in 2006, compared to $6.5 million in 2005 and $3.5 million in 2004. The resulting effective tax rates were 31.3%, 35.0% and 31.5% for 2006, 2005 and 2004, respectively. The decrease in the effective tax rate for 2006 reflects the effects of management’s efforts during late 2005 and early 2006 to restructure the composition of the investment portfolio to include more tax exempt municipal securities. The increase in the effective tax rate in 2005 over 2004 was due primarily to corporate restructurings in February 2004 and May 2004.

[26]

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets reached $1.35 billion at December 31, 2006, representing an increase of $40 million (3.0%) from year-end 2005.

The 2006 year-end total interest-earning asset mix shows a consistent percentage of loans as a percentage of total assets over the past three years, as illustrated below:

	Year End Percentage of Total Assets
	2006	2005	2004

Net loans	71%	73%	73%
Investments	20%	18%	17%

The year-end total liability mix shows greater reliance on deposits as a source of funding during the three year period and reduced reliance on borrowings, as illustrated below:

	Year End Percentage of Total Liabilities
	2006	2005	2004

Total deposits	78%	78%	74%
Total borrowings	21%	21%	25%

Loan Portfolio

Through the Bank and the OakFirst Loan Centers, we are actively engaged in originating loans to customers primarily in Garrett, Allegany, Washington, and Frederick Counties in Maryland; Mineral, Hardy, Berkeley, Monongalia Counties in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

Commercial loans are collateralized primarily by real estate, and to a lesser extent, by equipment and vehicles. Unsecured commercial loans represent an insignificant portion of total commercial loans. Residential mortgage loans are collateralized by the related property. Any residential mortgage loan exceeding a specified internal loan-to-value ratio requires private mortgage insurance. Installment loans are typically collateralized, with loan-to-value ratios which are established based on the financial condition of the borrower. We will also make unsecured consumer loans to qualified borrowers meeting our underwriting standards. Additional information about our loans and underwriting policies can be found in Item 1 of Part I of this annual report under the caption “Banking Products and Services”.

Table 3 sets forth the composition of our loan portfolio. Historically, our policy has been to make the majority of our loan commitments in our market areas. We had no foreign loans in our portfolio as of December 31 for all of the periods presented.

[27]

Summary of Loan Portfolio
(Dollars in thousands)
Table 3

	Loans Outstanding as of December 31
	2006	2005	2004	2003	2002

Commercial	$408,361	$404,681	$373,893	$307,523	$242,470
Real Estate - Mortgage	359,601	337,559	319,033	264,730	233,887
Consumer Installment	181,574	193,275	199,862	201,419	173,578
Real Estate - Construction	14,120	25,446	18,196	16,093	11,072
Lease Financing	--	--	466	2,260	4,819

Total Loans	$963,656	$960,961	$911,450	$792,025	$665,826

During 2006, gross loans increased by $3 million, or .3% over 2005. This growth was focused in our commercial ($4 million) and residential mortgage ($22 million) loan portfolios, offset by a decline in installment ($12 million) and residential - construction ($11 million) loan portfolios, and remains consistent with management’s objectives over the past several years. Continued efforts were made to increase the percentage of loans in the portfolio with adjustable interest rates. At year-end 2006, adjustable interest rate loans maturing within one to five years were 53% of total loans, compared to 59% at year-end 2005.

Commercial loans increased 1% in 2006, following an 8% increase in 2005. Origination of new commercial loans remained high in 2006, similar to 2005, as our lenders continued to identify new customer opportunities and expand existing customer relationships in all of our market areas, while maintaining existing standards of credit worthiness. However, during both 2005 and 2006, new loan volume was offset by high levels of repayment, which stifled growth as compared to prior years. Most new commercial loans were priced on a variable rate basis, resetting monthly, which proved to be very popular with business borrowers. Commercial loans secured by real estate were 82% of total commercial loans at the end of 2006, compared to 80% in 2005 and 81% in 2004.

Residential mortgage loans increased by $22 million, or 7%, in 2006 when compared to 2005. This follows a 6% increase in 2005 over 2004. Growth in the mortgage loan portfolio during 2006 was primarily in fixed rate mortgages due to the flat interest rate yield curve. This loan product was utilized to satisfy the requirements of the Community Reinvestment Act. Actual residential mortgage growth in 2005 of $50 million over 2004 (16%) was offset by $31 million in loan sales during the fourth quarter of 2005. The loans selected for sale were identified through an extensive analysis of the mortgage portfolio and included primarily adjustable rate products that management believed presented limited opportunities for improved yields in the next few years. Proceeds from the loan sale were invested in the Bank’s investment portfolio, primarily in higher yielding tax-exempt municipal securities.

Fixed-interest rate loans make up 59% of the total loan portfolio at the end of 2006, compared to 33% of total loans at the end of 2005 and 67% at the end of 2004.

Consumer installment loans in 2006 decreased by $11.7 million, or 6%, when compared to 2005. This decrease reflects management’s continued shift toward more commercial loans with less emphasis on the highly competitive consumer loan market. Specifically, less focus was placed on generating new indirect auto loans during 2006 and 2005. Indirect auto loans comprise the largest percentage of installment loans, 85% at the end of 2006, and 84% and 78% at the end of 2005 and 2004, respectively. The remaining lease financing portfolio was repaid in 2005 and we discontinued this line of business.

[28]

The following table sets forth remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2006 (in thousands):

Maturities of Loan Portfolio at December 31, 2006
Table 4

	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total

Commercial	$229,467	$161,633	$17,261	$408,361
Real Estate - Mortgage	80,183	136,425	142,993	359,601
Installment	10,244	16,937	154,393	181,574
Real Estate - Construction	--	14,120	--	14,120

Total Loans	$319,894	$329,115	$314,647	$963,656

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$45,375	$92,123	$291,246	$428,744
Adjustable-Interest Rate Loans	274,519	236,992	23,401	534,912

Total Loans	$319,894	$329,115	$314,647	$963,656

It is our policy to place a loan in non-accrual status, except for consumer loans, whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors the status of all non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Table 5 sets forth the historical amounts of non-accrual, past-due and restructured loans (in thousands) for the past five years:

Risk Elements of Loan Portfolio
Table 5

	At December 31
	2006	2005	2004	2003	2002

Non-Accrual Loans	$3,190	$2,393	$3,439	$2,774	$1,847
Accruing Loans Past Due 90 Days or More	619	989	1,105	1,236	1,458
Restructured Loans	522	532	544	554	565

Interest income not recognized as a result of placing loans on a non-accrual status was $.2 million, $.05 million and $.4 million during 2006, 2005 and 2004, respectively.

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

We use the methodology outlined in FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

[29]

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the allowance for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years. An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared. This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.

The balance of the allowance for loan losses increased to $6.5 million at year-end 2006, from $6.4 million at year-end 2005. Several factors contributed to the $.1 million increase in the balance of the allowance in 2006, including: a 33% increase in the balance of non-accrual loans (from $2.4 million in 2005 to $3.2 million in 2006); changes to the qualitative factors which are reveiewed quarterly; offset by a decrease in impaired loans from $.2 million in 2005 to $.1 million in 2006; and a decrease in the percentage of net charge-offs to average outstanding loans from .15% to .11%, due to a decline in the amount of commercial and installment loan charge-offs during 2006. At December 31, 2006, the balance of the allowance was equal to .68% of total loans, which was six times the amount of net charge-offs for the year.

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

As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, the allowance for loan losses is considered adequate as of December 31, 2006.

[30]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses
(Dollars in thousands)
Table 6

	For the Years Ended December 31
	2006	2005	2004	2003	2002

Balance at Beginning of Period	$6,416	$6,814	$5,974	$6,068	$5,752
Loans Charged Off:
Commercial	359	557	808	17	197
Real Estate - Mortgage	89	162	153	147	97
Installment	1,127	1,171	1,244	1,556	1,535

Total Charged Off	1,575	1,890	2,205	1,720	1,829
Recoveries of Loans:
Commercial	110	8	22	50	229
Real Estate - Mortgage	11	59	67	17	9
Installment	403	347	422	425	401

Total Recoveries	524	414	511	492	639

Net Loans Charged Off	1,051	1,476	1,694	1,228	1,190
Provision for Loan Losses	1,165	1,078	2,534	833	1,506
Huntington Branch Acquisition
Loan Loss Reserve	--	--	--	301	--
Balance at the End of Period	$6,530	$6,416	$6,814	$5,974	$6,068
Loans at End of Period	$963,656	$960,961	$911,450	$792,025	$665,826
Daily Average Balance of Loans	$957,709	$954,784	$861,255	$727,532	$620,049
Allowance for Loan Losses to Loans Outstanding	.68%	.67%	.75%	.75%	.91%
Net Charge Offs to Average Loans Outstanding	.11%	.15%	.20%	.17%	.19%

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

[31]

Allocation of the Allowance for Loan Losses
(In thousands at December 31)
Table 7
	2006	% of Total Loans	2005	% of Total Loans	2004	% of Total Loans	2003	% of Total Loans	2002	% of Total Loans
Commercial	$2,983	42%	$2,777	42%	$3,050	41%	$2,166	39%	$2,149	36%
Real Estate-Mortgage	1,512	39%	1,504	38%	1,454	37%	1,247	35%	1,032	37%
Consumer Installment	1,934	19%	2,060	20%	2,246	22%	2,462	26%	2,675	26%
Lease Financing	--	--	--	--	15	--	52	--	105	1%
Commitments	101	--	75	--	49	--	47	--	33	--
Unallocated	--		--		--	--	--	--	74	--

Total	$6,530	100%	$6,416	100%	$6,814	100%	$5,974	100%	$6,068	100%

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

The following sets forth the composition of our securities portfolio by major category as of the indicated dates (in thousands):

	December 31 (fair value)

	2006	As % of Total	2005	As % of Total	2004	As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$97,490	37%	$107,019	47%	$102,294	48%
Mortgage-backed securities	50,829	19%	63,938	28%	74,386	35%
Obligation of states and political subdivisions	68,432	26%	57,661	25%	22,461	11%
Corporate and other debt	46,521	18%	1,077	--	11,520	6%
Other securities	--	--	400	--	--	--

Total	$263,272	100%	$230,095	100%	$210,661	100%

Total investment securities increased $33 million (14%) in 2006 when compared to the year-end balance in 2005. This increase is attributable to an investment leverage strategy utilized during 2006. The Bank purchased $45 million of investment grade corporate bonds with a quarterly adjustable rate and funded with three month brokered certificates of deposit. U.S. Government agencies decreased $10 million and tax exempt municipal bonds increased by $11 million while mortgage-backed securities declined by $13 million due to maturities and repayments.

Total investment securities increased $19 million (9%) in 2005 compared to the year-end balance in 2004. This increase was attributable to investment of the proceeds from the mortgage loan sale that occurred during the fourth quarter of 2005. U.S. Government agencies increased $5 million and tax exempt municipal bonds increased by $35 million while mortgage-backed securities declined by $10 million due to maturities and repayments. The significant increase in municipal bonds is part of management’s strategy to generate additional tax-exempt income.

At December 31, 2006, the securities available for sale balance included a net unrealized loss of $1.2 million, which represents the difference between fair value and amortized cost. The comparable amount at December 31, 2005 was a net unrealized loss of $3.2 million.

[32]

The fair value of securities available for sale decreases whenever interest rates increase and vice versa. The impact on bond prices of rising interest rates at the end of 2005 and throughout 2006 is reflected in the unrealized net loss position of the investment portfolio at year-end 2006. Further increases in interest rates after December 31, 2006, if sustained, will adversely impact the fair value of securities available for sale in 2007 in comparison to the 2006 year-end balance. Net unrealized gains/losses on available-for-sale securities are included in accumulated comprehensive income, net of tax, which is a component of shareholders’ equity.

We manage our investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities and cash management overnight investment products. Excluding the U.S. Government sponsored agencies, we had no concentration of investment securities from any single issue that exceeded 10% of shareholders’ equity.

Table 8 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2006 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2006
(Dollars in thousands)
Table 8

	Within 1 Year	1 Year Thru 5 Years	5 Years Thru 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:

U.S. government and agencies	$31,551	$39,563	$16,424	$9,952	$97,490
Mortgage-backed securities	272	45,421	5,136	--	50,829
Obligations of states and political subdivisions	2,909	5,439	2,830	57,254	68,432
Corporate and other debt	--	--	--	46,521	46,521

Total	$34,732	$90,423	$24,390	$113,727	$263,272

Percentage of total	13.19%	34.35%	9.26%	43.20%	100.00%
Weighted average yield*	4.11%	5.10%	5.53%	6.38%	5.34%

* Refer to notes on Table 1

Deposits

Table 9 sets forth the average deposit balances by major category for 2006, 2005 and 2004:

Average Deposit Balances
(Dollars in thousands)
Table 9
	2006		2005		2004
	Average Balance	Avg. Yield	Average Balance	Avg. Yield	Average Balance	Avg. Yield

Non-interest-bearing demand deposits	$107,595	--	$112,860	--	$94,871	--
Interest-bearing demand deposits	285,250	2.25%	293,129	1.67%	279,217.97%
Savings deposits	47,779.97%		58,964.41%		63,471.37%
Time deposits less than $100	229,829	3.67%	264,503	2.28%	209,708	2.36%
Time deposits $100 or more	273,305	4.41%	187,412	4.24%	149,113	2.83%

Total	$943,758		$916,868		$796,380

[33]

Total deposits increased $15.5 million in 2006, or 2% when compared to 2005. This compares to a $105 million (12%) increase during 2005. On an average balance basis, total deposits increased $27 million (3%) in 2006 versus 2005, following a $120 million (15%) increase in 2005.

The increase in deposits resulted primarily from the Bank’s utilization of brokered certificates of deposit to fund the purchase of corporate bonds combined with the successful promotion of a 9-month certificate of deposit offered during most of 2006. These increases were offset by the decline in non-interest bearing and interest bearing demand deposits and savings accounts. The Bank also chose to allow high-priced, volatile customer deposits to decline in order to allocate these resources to customers with full banking relationships.

The increase in deposits in 2005 resulted primarily from the Bank’s successful promotion of a 13-month certificate of deposit early in 2005, its purchase of brokered certificates of deposit, and the movement of $30 million in trust money market funds into the Bank during the second quarter of 2005. At December 31, 2006 and 2005, brokered certificates of deposit amounted to $178.0 million and $165.0 million, respectively, or 18% of total deposits at both year-ends.

The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

Maturity of Time Deposits of $100,000 or More
(Dollars in thousands)

Table 10

December 31, 2006
Maturities
3 Months or Less	$209,325
3-6 Months	87,536
6-12 Months	96,148
Over 1 Year	86,608

Total	$479,617

The Bank has opted to maintain relatively short maturities in its time deposits of $100,000 or more in anticipation of stable or lower interest rates in the future.

Borrowed Funds

The following shows the composition of the Corporation’s borrowings at December 31 (in thousands):

	2006	2005	2004

Securities sold under agreements to repurchase	$74,879	$90,939	$86,914
Short-term FHLB advances	24,500	31,000	23,319

Total short-term borrowings	99,379	121,939	110,233

Long-term FHLB advances	130,401	92,444	139,486
Junior subordinated debentures	35,929	35,929	35,929

Total long-term borrowings	166,330	128,373	175,415

Total borrowings	$265,709	$250,312	$285,648

Average balance (from Table 1)	$260,519	$260,349	$287,940

[34]

Total borrowings increased $15 million (6%) in 2006 compared to 2005. The average balance of total borrowings increased slightly by $.2 million (.06%) in 2006 when compared to 2005, following a $28 million (10%) decrease in 2005 when compared to 2004. Securities sold under agreements to repurchase declined by $16 million during 2006. These borrowings consist of overnight sweep accounts for our business customers and municipalities. Growth of $14 million in this area was offset by the loss of $30 million from a local County government. During 2006, the Bank took advantage of replacing short-term money with more attractive long-term advances offered by the Federal Home Loan Bank of Atlanta.

During 2005, higher-rate long term borrowings were repaid early and replaced with lower cost short-term borrowings. This strategy, in conjunction with continued emphasis on increasing low cost in-house deposits, was one of the contributing factors to the increase in net interest income and net interest margin in 2005.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the “Interest Rate Sensitivity” section of this Item 7 for further discussion on this topic.

At December 31, 2006, we had additional borrowing capacity with the FHLB totaling $18.0 million and an additional $25 million of unused lines of credit with various financial institutions. See Note 8 to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

At December 31, 2006, the Corporation’s total risk-based capital ratio was 12.95%, which was well above the regulatory minimum of 8%. The Corporation’s total risk-based capital ratio for year-end 2005 was 12.66%. As of December 31, 2006, the most recent notification from the regulators categorizes the Corporation as well capitalized under the regulatory framework for prompt corrective action. See Note 2 to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for additional information regarding regulatory capital ratios.

Total shareholders’ equity increased $4.9 million to $96.9 million at December 31, 2006, from $92.0 million at year-end 2005. The return on average equity (ROE) for 2006 decreased to 13.07% from 13.61% for 2005. While net income increased in 2006 compared to 2005, capital grew at a faster pace causing the decrease in ROE.

Cash dividends of $.76 per share were paid during 2006, compared with $.74 and $.72 paid in 2005 and 2004, respectively. This represents a dividend payout ratio (cash dividends per share divided by net income per share) of 37.04%, 37.19%, and 57.48% for 2006, 2005, and 2004, respectively.

[35]

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

The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers. The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged. At December 31, 2006, such liquid assets totaled $117 million. While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation’s ability to renew maturing deposits. The Corporation’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

When appropriate, we take advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable us to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2006, our available borrowing capacity through the FHLB and other financial institutions was approximately $43 million.

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

At the holding company level, the Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debt. The main sources of funding for the holding company include dividends from the Bank and access to the capital markets. As discussed in Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, the Bank is subject to significant regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. During 2006, the Bank declared and paid dividends of $6.3 million. As of December 31, 2006, the amount of additional dividends that the Bank could have paid to the Corporation without regulatory approval was $13.1 million.

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

In order to manage interest sensitivity risk, management formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management’s capital plans. This modeling reflects interest rate changes and the related impact on net interest income over specified periods. Management has not historically used derivative financial instruments to manage its interest rate sensitivity. At December 31, 2006, the static gap analysis prepared by management indicated that we become liability sensitive over the next year. In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is liability sensitive there is a negative impact to net interest income when interest rates increase. Based on the simulation analysis performed at December 31, 2006 and 2005, management estimated the following changes in net interest income, assuming the indicated rate changes:

[36]

	(Dollars in thousands)
	2006	2005

+200 basis point increase	$(3,658)	$322
+100 basis point increase	$(1,612)	$286
-100 basis point decrease	$663	$(1,228)

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments. Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future funding requirements. Further discussion of the nature of certain obligations and commitments is included in the Notes to the Consolidated Financial Statements referenced in the table below, which are included in Item 8 of Part II of this annual report.

[37]

	Payments Due by Period
Contractual Obligations (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	8
FHLB Advances		$130.4	$19.8	$26.5	$82.00	$2.10
Junior subordinated debt		35.9	--	--	--	35.9
Operating leases	5	1.9	.4	.8	.7	--
Data processing and telecommunications services	5	3.3	1.4	1.9	--	--
Time Deposits	7	533.2	453.7	66.2	12.6	.7
Pension/SERP	11	10,984.0	532.0	1,198.0	1,597.0	7,657.0

	Commitment Expiration by Period
Commitments (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loan commitments	4	$119.8	$9.0	$19.1	$3.4	$88.3
Letters of credit	4	7.2	7.2	--	--	--

At December 31, 2006, our off-balance sheet arrangements were limited to loan commitments and letters of credit discussed above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the caption “Interest Rate Sensitivity”.

[38]

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the First United Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of First United Corporation for the years ended December 31, 2005 and 2004 were audited by other auditors, whose report dated March 9, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and its subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for its defined benefit pension plans in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007, expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Baltimore, Maryland
March 9, 2007

[39]

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
First United Corporation

We have audited the accompanying consolidated balance sheet of First United Corporation and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 9, 2006

[40]

First United Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	December 31
	2006	2005
Assets
Cash and due from banks	$23,325	$24,610
Interest-bearing deposits in banks	2,463	5,001
Investment securities available-for-sale (at fair value)	263,272	230,095
Federal Home Loan Bank stock, at cost	9,620	8,050

Loans	963,656	960,961
Allowance for loan losses	(6,530)	(6,416)
Net loans	957,126	954,545
Premises and equipment, net	29,852	27,049
Goodwill and other intangible assets, net	14,033	14,591
Bank owned life insurance	27,926	24,239
Accrued interest receivable and other assets	21,700	22,811

Total Assets	$1,349,317	$1,310,991

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest-bearing deposits	$120,758	$114,523
Interest-bearing deposits	850,623	841,331
Total deposits	971,381	955,854
Short-term borrowings	99,379	121,939
Long-term borrowings	166,330	128,373
Accrued interest payable and other liabilities	14,202	11,623
Dividends payable	1,169	1,163

Total Liabilities	1,252,461	1,218,952

Shareholders’ Equity:
Preferred stock-no par value; authorized and unissued 2,000 shares
Capital stock-par value $.01 per share; authorized 25,000 shares, issued and outstanding 6,141 in 2006 and 6,118 in 2005	61	61
Surplus	21,448	20,946
Retained earnings	80,927	73,012
Accumulated other comprehensive loss	(5,580)	(1,980)

Total Shareholders’ Equity	96,856	92,039

Total Liabilities and Shareholders’ Equity	$1,349,317	$1,310,991

See notes to consolidated financial statements.

[41]

First United Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year ended December 31
	2006	2005	2004
Interest income
Interest and fees on loans	$69,019	$61,570	$53,264
Interest on investment securities:
Taxable	7,699	6,231	5,819
Exempt from federal income taxes	2,860	1,383	1,205
	10,559	7,614	7,024
Other	690	517	359
Interest on federal funds sold	1	55	35
Total interest income	80,269	69,756	60,682

Interest expense
Interest on deposits	27,349	19,104	12,108
Interest on short-term borrowings	4,429	2,749	1,153
Interest on long-term borrowings	7,557	7,560	10,755

Total interest expense	39,335	29,413	24,016
Net interest income	40,934	40,343	36,666
Provision for loan losses	1,165	1,078	2,534

Net interest income after provision for loan losses	39,769	39,265	34,132

Other operating income
Service charges	6,267	5,463	4,749
Trust department	3,671	3,260	3,153
Insurance commissions	1,573	1,599	1,448
Gain related to prepayment of long term borrowings	0	868	0
Net securities gains (losses)	4	(125)	703
Bank owned life insurance	848	819	626
Other income	1,678	2,204	2,292

Total other operating income	14,041	14,088	12,971

Other operating expense
Salaries and employee benefits	19,084	18,428	16,907
Equipment	3,011	3,067	2,952
Expenses related to prepayment of long-term borrowings	0	437	2,728
Occupancy	2,043	1,642	1,642
Data processing	1,452	1,404	1,380
Other expenses	9,900	9,676	10,360

Total other operating expenses	35,490	34,654	35,969

Income before income taxes	18,320	18,699	11,134
Applicable income taxes	5,743	6,548	3,507

Net Income	$12,577	$12,151	$7,627

Earnings per share	$2.05	$1.99	$1.25

Weighted average common shares outstanding	6,129,612	6,105,699	6,088,367

See notes to consolidated financial statements.

[42]

First United Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
Balance at January 1, 2004	$61	$20,324	$62,201	$1,605	$84,191
Comprehensive income:
Net income for the year			7,627		7,627
Unrealized loss on securities available-for sale, net of income tax benefit of $629				(1,168)	(1,168)
Comprehensive income				437	6,459
Issuance of 7,000 shares of common stock under dividend reinvestment plan		129			129
Cash dividends-$.725 per share			(4,423)		(4,423)
Balance at December 31, 2004	61	20,453	65,405	437	86,356
Comprehensive income:
Net income for the year			12,151		12,151
Unrealized loss on securities available-for sale, net of income tax benefit of $1,301				(2,417)	(2,417)
Comprehensive income				(1,980)	9,734
Issuance of 24,758 shares of common stock under dividend reinvestment plan		493			493
Cash dividends-$.745 per share			(4,544)		(4,544)
Balance at December 31, 2005	61	20,946	73,012	(1,980)	92,039
Comprehensive income:
Net income for the year			12,577		12,577
Unrealized gain on securities available-for sale, net of income taxes of $682				1,265	1,265
Comprehensive income				(715)	13,842
Adjustment to initially adopt SFAS No. 158 net of income taxes of $2,619				(4,865)	(4,865)
Issuance of 23,241 shares of common stock under dividend reinvestment plan		502			502
Cash dividends-$.76 per share			(4,662)		(4,662)

Balance at December 31, 2006	$61	$21,448	$80,927	$(5,580)	$96,856

See notes to consolidated financial statements.

[43]

First United Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31
	2006	2005	2004
Operating activities
Net Income	$12,577	$12,151	$7,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,165	1,078	2,534
Depreciation and amortization	2,990	3,074	2,921
Net accretion and amortization of investment security discounts and premiums	175	483	1,106
(Gain) loss on sale of investment securities	(4)	125	(703)
Increase in accrued interest receivable and other assets	(2,517)	(1,838)	(5,604)
(Decrease) increase in accrued interest payable and other liabilities	(443)	1,513	920
Proceeds from sale of mortgage loans	--	30,941	--
Earnings on bank owned life insurance	(848)	(819)	(625)
Net cash provided by operating activities	13,095	46,708	8,176
Investing activities
Net decrease (increase) in interest-bearing deposits in banks	2,538	(3,146)	(381)
Proceeds from maturities of investment securities available-for-sale	56,196	87,035	127,250
Proceeds from sales of investment securities available-for-sale	548	27,684	14,008
Purchases of investment securities available-for-sale	(88,004)	(139,118)	(129,912)
Net increase in loans	(2,726)	(80,452)	(121,118)
Net (increase) decrease in FHLB stock	(1,570)	1,475	(865)
Purchase of premises and equipment	(5,287)	(5,542)	(9,288)
Purchase of additional bank owned life insurance	(2,839)	--	(2,300)
Net cash used in investing activities	(41,144)	(112,064)	(122,606)
Financing activities
Net increase in deposits	15,527	105,193	100,500
Net (decrease) increase in short-term borrowings	(22,560)	11,707	38,392
Proceeds from long-term borrowings	55,000	--	35,929
Payments on long-term borrowings	(17,043)	(47,042)	(52,249)
Cash dividends paid	(4,662)	(4,544)	(4,384)
Proceeds from issuance of common stock	502	493	129

Net cash provided by financing activities	26,764	65,807	118,317
(Decrease) increase in cash and cash equivalents	(1,285)	451	3,887
Cash and cash equivalents at beginning of year	24,610	24,159	20,272

Cash and cash equivalents at end of year	$23,325	$24,610	$24,159

Supplemental information
Interest paid	$38,363	$28,557	$23,605
Income taxes paid	7,860	6,750	6,262

See notes to consolidated financial statements

[44]

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation (“Corporation”) is a registered financial holding company that was incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust (“Bank”), First United Insurance Group, LLC, (“Insurance Group”) a full-service insurance agency, OakFirst Loan Center, Inc. and OakFirst Loan Center, LLC, both consumer finance companies. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 25 offices and 34 automated teller machines. This customer base includes individuals, businesses and various governmental units. The Insurance Group is a full-services insurance agency. The Corporation and its subsidiaries principally operate in four Western Maryland counties and four West Virginia counties.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2006 presentation.

The Corporation determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements”, or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that does not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

As discussed further in Note 8, the Corporation formed statutory trusts for the purpose of issuing securities which qualify as regulatory capital. These trusts are considered VIEs and are not consolidated, based on the criteria established in FIN 46. The Corporation’s investment in non-consolidated VIEs is accounted for using the equity method of accounting.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of the Bank, the Insurance Group, OakFirst Loan Center, Inc., and OakFirst Loan Center, LLC. All significant inter-company accounts and transactions have been eliminated.

Significant Concentrations of Credit Risk

Most of the Corporation’s activities are with customers located in Western Maryland and Northeastern West Virginia. Note 3 discusses the types of securities in which the Corporation invests and Note 4 discusses the types of lending in which the Corporation engages. The Corporation does not have any significant concentrations in any one industry or customer.

[45]

Investments

Securities available-for-sale: All securities purchased have been classified as available-for-sale, and as such are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums to the first call date, if applicable, or to maturity, and for accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Management systematically evaluates the securities for impairment on a quarterly basis. Declines in the fair value of available for sale securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded using the specific identification method.

Loans

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their outstanding unpaid principal balance.

Interest and Fees on Loans

Interest on loans and leases (other than those on non-accrual status) is recognized based upon the principal amount outstanding. Loan fees in excess of the costs incurred to originate the loan are recognized as income over the life of the loan utilizing either the interest method or the straight-line method, depending on the type of loan. Generally, fees on loans with a specified maturity date, such as residential mortgages, are recognized using the interest method. Loan fees for lines of credit are recognized on the straight-line method.

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

The Corporation utilizes the methodology outlined in the FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. mortgage, consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for those loans on the Watchlist in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration or Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

[46]

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 32 years for buildings and three to 20 years for equipment. Accelerated depreciation methods are used for income tax purposes.

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

[47]

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

Variable Interest Entities

In 2003, the FASB issued Interpretations No. 46 (FIN 46 and FIN 46 R), “Consolidation of Variable Interest Entities”, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain VIEs, commonly referred to as special-purpose entities (SPEs), in which equity investors do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

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

In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (collectively with FUST I, the “Trusts”). The Trusts are Connecticut statutory business trusts, with all outstanding common stock owned by the Corporation, that issued mandatorily redeemable preferred capital securities to third party investors. The Trusts are considered SPEs. In accordance with FIN 46R, the Corporation reported the $30.9 million of junior subordinated debentures as long-term borrowings and its $0.9 million equity interest in the Trusts as “Other Assets” at December 31, 2006, 2005 and 2004.

These debentures and preferred securities are discussed in detail in Note 8.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Corporation January 1, 2008. Management is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers Accounting for Defined Benefit Pension and other Post Retirement Plans.” Effective December 31, 2006, the Corporation adopted the provisions of this statement which resulted in the recognition of the funded status of its defined benefits pension plan as an asset, and its supplemental executive retirement plan as a liability on the Consolidated Statements of Financial Condition, and the recognition of unrecognized net actuarial losses, prior service costs and a net transition asset totaling $4.9 million as a separate component of accumulated other comprehensive loss, net of tax. Additional disclosures have also been added as required by SFAS No. 158. Refer to Note 11 for these disclosures and further discussion of the Corporation’s pension plan obligations.

[48]

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 was issued to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expand fair value disclosure requirements. Prior to issuance of SFAS No. 157, different definitions of fair value existed within GAAP and there was limited guidance available on applying existing fair value definitions. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Corporation’s consolidated financial statements.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). SFAS No. 156 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. SFAS No. 156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, SFAS No. 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS No. 156 to have a material impact on the Corporation’s consolidated financial statements.

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

[49]

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2006, that the Corporation and the Bank meet all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentages shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006

Total Capital (to Risk Weighted Assets)
Consolidated	$130,863	12.95%	$80,737	8.00%	N/A	N/A
First United Bank	113,770	11.40%	79,827	8.00%	99,785	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	119,332	11.81%	40,368	4.00%	N/A	N/A
First United Bank	107,503	10.77%	39,914	4.00%	59,871	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	119,332	9.08%	52,563	4.00%	N/A	N/A
First United Bank	107,503	8.25%	52,116	4.00%	65,145	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005

Total Capital (to Risk Weighted Assets)
Consolidated	$121,773	12.66%	$76,958	8.00%	N/A	N/A
First United Bank	105,029	11.04%	76,116	8.00%	95,148	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	110,357	11.45%	38,479	4.00%	N/A	N/A
First United Bank	98,820	10.39%	38,059	4.00%	57,089	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	110,357	8.64%	51,120	4.00%	N/A	N/A
First United Bank	98,820	7.80%	50,694	4.00%	63,368	5.00%

[50]

3. Investment Securities

The following table shows a comparison of amortized cost and fair values of securities available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. government and agencies	$98,007	$125	$642	$97,490
Mortgage-backed securities	51,955	26	1,152	50,829
Obligations of states and political subdivisions	67,892	705	165	68,432
Corporate and other debt securities	46,602	103	184	46,521

Totals	$264,456	$959	$2,143	$263,272

December 31, 2005
U.S. government and agencies	$108,301	$6	$1,288	$107,019
Mortgage-backed securities	65,647	33	1,742	63,938
Obligations of states and political subdivisions	58,041	784	1,164	57,661
Corporate and other debt securities	1,381	96	--	1,477

Totals	$233,370	$919	$4,194	$230,095

Proceeds from sales and calls of securities available-for-sale and the realized gains and losses are as follows (in thousands):

	2006	2005	2004

Proceeds	$548	$27,684	$14,008
Realized gains	4	93	712
Realized losses	--	(218)	(9)

[51]

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2006 and 2005 (in thousands):

	December 31, 2006
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$25,878	$(127)	$56,609	$(515)
Mortgage-backed securities	3,212	(7)	45,470	(1,145)
Obligations of states and political subdivisions	9,844	(35)	15,234	(130)
Corporate securities	33,680	(184)	--	--
	$72,614	$(353)	$117,313	$(1,790)

	December 31, 2005
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$61,312	$(718)	$42,005	$(570)
Mortgage-backed securities	42,321	(1,163)	17,812	(579)
Obligations of states and political subdivisions	36,596	(1,164)	--	--
	$140,229	$(3,045)	$59,817	$(1,149)

The Corporation does not believe any individual unrealized loss as of December 31, 2006 represents an other-than-temporary impairment. The unrealized losses on our investment securities are primarily attributable to changes in interest rates. The $1.1 million in unrealized losses reported for mortgage-backed securities at December 31, 2006 relates primarily to securities issued by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association (GNMA). All of our investments in states and other political subdivisions are of the highest investment grade as determined by the major rating agencies. The $.2 million in unrealized losses reported for corporate and other debt at December 31, 2006 relates to Preferred Term Securities (PreTSLs). The Corporation has both the intent and ability to hold the securities in its investment portfolio for the period of time necessary to recover its amortized cost.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2006 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	(in thousands)
Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$34,622	$34,460
Due after one year through five years	45,037	45,002
Due after five years through ten years	19,209	19,254
Due after ten years	113,633	113,727
	212,501	212,443
Mortgage-backed securities	51,955	50,829
	$264,456	$263,272

[52]

At December 31, 2006 and 2005, investment securities with a fair value of $146 million and $153 million, respectively, were pledged as permitted or required to secure public and trust deposits and securities sold under agreements to repurchase as required or permitted by law.

4. Loans

The Corporation, through the bank, is active in originating loans to customers primarily in Western Maryland and Northeastern West Virginia. The following table is a summary of the loan portfolio and loan commitments by principal categories (in thousands):

	December 31, 2006		December 31, 2005
	Loans	Loan Commitments	Loans	Loan Commitments
Commercial	$408,361	$72,861	$404,681	$110,000
Real Estate - Mortgage	359,601	40,557	337,559	39,350
Consumer Installment	181,574	66	193,275	42
Real Estate - Construction	14,120	6,312	25,446	11,701
Commercial letters of credit	--	7,200	--	5,086
Total	$963,656	$126,996	$960,961	$166,179

Loan commitments are made to accommodate the financial needs of the Corporation’s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality. Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management’s credit assessment of the customer. The Corporation considers letters of credit to be guarantees and the amount of liability related to such guarantees was not significant at December 31, 2006 and 2005.

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

2006
Balance at January 1	$17,685
Loans or advances	13,169
Repayments	(5,532)

Balance at December 31	$25,322

Activity in the allowance for loan losses is summarized as follows (in thousands):

	2006	2005	2004
Balance at January 1	$6,416	$6,814	$5,974
Gross credit losses	(1,575)	(1,890)	(2,205)
Recoveries	524	414	511
Net credit losses	(1,051)	(1,476)	(1,694)
Provision for loan losses	1,165	1,078	2,534
Balance at December 31	$6,530	$6,416	$6,814

[53]

Non-accruing loans were $3.2 million, $2.4 million, and $3.4 million at December 31, 2006, 2005 and 2004, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was $.2 million, $.05 million and $.4 million during 2006, 2005 and 2004, respectively. Accruing loans past due 90 days or more were $.6 million, $.9 million and $1.1 million at the end of 2006, 2005 and 2004, respectively.

Total impaired loans amounted to $.1 million and $.2 million at December 31, 2006 and 2005, respectively. Specific allocations of the allowance for loan losses for impaired loans were equal to these same amounts.

In December 2005, the Bank sold $31.1 million of its residential mortgage loans. The loans were sold without recourse and the Bank will continue to service these loans. No gain or loss was recognized on the sale. Loan servicing rights of $0.3 million were recorded as part of this transaction and are being amortized over the weighted average remaining life of the loans sold.

5. Premises and Equipment

The composition of premises and equipment at December 31 is as follows (in thousands):

	2006	2005
Land	$8,910	$9,232
Land Improvements	190	135
Premises	20,700	16,987
Furniture and Equipment	27,610	26,533
	57,410	52,887
Less accumulated depreciation	(27,558)	(25,838)

Total	$29,852	$27,049

The Corporation recorded depreciation expense of $2.5 million in 2006 and 2005 and $2.4 million in 2004.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2006, future minimum rent commitments under these leases for each of the next five years are as follows: $1.8, $1.7, $1.0, $.4, and $.3 million. The leases contain options to extend for periods from 1 to 5 years, not included in the aforementioned amounts.

Total rent expense amounted to $.6 million in 2006 and $.5 million in each of 2005 and 2004.

6. Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of four branch offices and a banking center from The Huntington National Bank in July 2003 and an insurance agency in April 1999. The Corporation performed its annual impairment test as of December 31, 2006 and determined that goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future. The Corporation will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

	2006				2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$11,900	$--	$11,900		$11,900	$--	$11,900
Core deposit intangible assets	4,040	(1,907)	2,133	3.8	4,040	(1,349)	2,691	4.8
Total	$15,940	$(1,907)	$14,033		$15,940	$(1,349)	$14,591

[54]

Amortization expense relating to the core deposit intangible asset acquired in 2003 pursuant to the Huntington National Bank branch acquisition was $.6 million in 2006, 2005 and 2004. Future estimated annual amortization expense is presented below (in thousands):

2007	$558
2008	558
2009	558
2010	459

7. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $479.6 and $264.8 million at December 31, 2006 and December 31, 2005, respectively.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2006 (in thousands):

2007	$453,690
2008	49,085
2009	17,478
2010	9,655
2011	2,620
Thereafter	696

8. Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year (dollars in thousands):

	2006	2005	2004

Short-term FHLB advance, Daily borrowings, interest rate of 5.50% (at December 31, 2006)	$4,500	$31,000	$--
Short-term FHLB advance, Interest rate of 5.44% (at December 31, 2006) maturing in May 2007	20,000	--	23,319

	2006	2005	2004
Securities sold under agreements to repurchase:

Outstanding at end of year	$74,879	$90,939	$86,914
Weighted average interest rate at year end	3.96%	2.56%	2.14%
Maximum amount outstanding as of any month end	84,380	93,632	91,209
Average amount outstanding	78,032	85,846	78,352
Approximate weighted average rate during the year	3.80%	2.68%	1.44%

[55]

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year (dollars in thousands):

	2006	2005

FHLB advances, bearing interest at rates ranging from 3.15% to 5.40% at December 31	$130,401	$92,444
Junior subordinated debt, bearing interest at rates ranging from 6.02% to 8.14% at December 31	35,929	35,929
	$166,330	$128,373

The contractual maturities of long-term borrowings are as follows:

	December 31
	2006			2005
	Fixed Rate	Floating Rate	Total	Total
	(in thousands)
Due in 2006	$--	$--	$--	$7,044
Due in 2007	14,800	5,000	19,800	19,800
Due in 2008	1,000	--	1,000	1,000
Due in 2009	25,500	--	25,500	12,500
Due in 2010	1,000	--	1,000	--
Due in 2011	51,000	30,000	81,000	--
Thereafter	27,720	10,310	38,030	88,029
Total long-term debt	$121,020	$45,310	$166,330	$128,373

In addition to the above, the Corporation has $7.6 million of letters of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2006. These letters of credit are pledged to secure public deposits.

The Corporation has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2006, the available line of credit equaled $388 million. This line of credit, which can be used for both short or long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage and commercial loans and investment securities, as follows:

1-4 family mortgage loans	$140,019
Commercial loans	7,513
Multifamily loans	2,865
Investment securities	30,050
$180,447

The collateralized line of credit totaled $150 million at December 31, 2006, of which $18 million was available for additional borrowings.

The Corporation also has various unsecured lines of credit totaling $25.0 million with various financial institutions to meet daily liquidity requirements. As of December 31, 2006, the Corporation had no borrowings under these credit facilities.

Repurchase Agreements--The Corporation has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities owned by the company and held in safekeeping at independent correspondent banks.

[56]

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

In May 2006, the Bank exchanged $25 million of long-term FHLB advances, yielding 5.01% for $25 million of long-term FHLB advances, yielding 4.69%. The exchange netted a gain of $.2 million of which will be amortized over 5 years into interest expense.

In December 2005, the Bank prepaid $25 million of long-term FHLB advances, resulting in a net early redemption gain of $.4 million. The prepayment was funded in part by a $15 million brokered certificate of deposit which matured in April of 2006. The remaining $10 million was funded through daily borrowings. Funds for the repayment of the brokered CD and daily borrowings were provided from scheduled maturities in the investment portfolio. In December 2004, the Bank refinanced $21.5 million of long-term FHLB advances, resulting in an early redemption penalty of $1.8 million (included in other operating expense).

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
$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (8.14% at December 31, 2006) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

[57]

9. Other Comprehensive Income

A summary of the activity in accumulated other comprehensive income follows (in thousands):

	For the Year Ending December 31
	2006	2005	2004
Accumulated unrealized (losses)/gains on securities available for sale at January 1, net of tax	$(1,980)	$437	$1,605
Net unrealized gains/(losses) for the period, net of tax expense (benefit) of $683 in 2006, ($1,345) in 2005, and ($382) in 2004	1,268	(2,498)	(710)
Reclassification of (gains)/losses occurring during the period, net of tax (expense) benefit of $1 in 2006, ($44) in 2005, and $245 in 2004	(3)	81	(458)
Effect on other comprehensive income for the period	1,265	(2,417)	(1,168)
Accumulated unrealized gains/(losses) on securities available for sale at December 31, net of tax	$(715)	$(1,980)	$437
Accumulated unrealized losses for pension obligation at January 1, net of tax	$0	$0	$0
Prior service costs, net of tax of $46	(85)	0	0
Net transition asset, net of tax benefit of $116	216	0	0
Net actuarial loss, net of tax of $1,632	(3,032)	0	0
Cumulative effect of change in accounting for pension obligation	(2,901)	0	0
Accumulated unrealized losses for SERP obligation at January 1, net of tax	0	0	0
Prior service costs, net of tax of $252	(467)	0	0
Net actuarial loss, net of tax of $800	(1,497)	0	0
Accumulated unrealized losses for SERP obligation at December 31, net of tax	$(1,964)	$0	$0
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AT DECEMBER 31, NET OF TAX	$(5,580)	$(1,980)	$437

10. Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current Tax Provision:
Federal	$5,179	$4,321	$4,486
State	1,094	978	838
	$6,273	$5,299	$5,324
Deferred taxes (benefit) :
Federal	$(469)	$1,105	$(1,798)
State	(61)	144	(19)
	$(530)	$1,249	$(1,817)

Income tax expense for the year	$5,743	$6,548	$3,507

[58]

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income on securities and loans	(5.6)	(2.7)	(4.1)
Tax-exempt BOLI income	(1.6)	(1.5)	(2.0)
State income tax, net of federal tax benefit	3.5	3.9	4.4
Other	--	.3	(1.8)
	31.3%	35.0%	31.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Allowance for loan losses	$2,583	$2,538
Deferred loan fees	225	173
Deferred compensation	513	558
State tax loss carry forwards	722	658
Unrealized loss on investment securities available-for-sale	468	1,295
Pension/SERP	608	--
Other	81	88
Total deferred tax assets	5,200	5,310
Valuation allowance	(722)	(658)
Total deferred tax assets less valuation allowance	4,478	4,652
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(524)	(363)
Depreciation	(943)	(1,176)
Pension	--	(2,459)
Other	(406)	(371)
Total deferred tax liabilities	(1,873)	(4,369)
Net deferred tax assets	$2,605	$283

State income tax expense amounted to $1.0 million, $1.1 million and $.8 million during 2006, 2005 and 2004, respectively. The state tax loss carry forwards included in deferred tax assets will expire commencing in 2019.

11. Employee Benefit Plans

The Corporation sponsors a noncontributory defined benefit pension plan (Plan) covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees’ compensation during the last five years of employment. The Corporation’s funding policy is to make annual contributions in amounts sufficient to meet the current year’s minimum funding requirements.

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

The benefit obligation activity for both the pension plan and SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31. The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Corporation’s pension and SERP plans (in thousands):

[59]

	Pension		SERP
	2006	2005	2006	2005
Change in Benefit Obligation
Obligation at the beginning of the year	$18,423	$16,718	$3,662	$2,442
Service cost	809	799	138	90
Interest cost	1,048	1,035	200	134
Change in assumptions	(591)	--	--	--
Actuarial losses	1	318	722	912
Benefits paid	(509)	(447)	(26)	(26)
Plan amendments	--	--	--	110
Obligation at the end of the year	19,181	18,423	4,696	3,662
Change in Plan Assets
Fair value at the beginning of the year	19,276	14,434	--	--
Actual return on plan assets	1,707	507	--	--
Employer contribution	1,000	4,782	26	26
Benefits paid	(509)	(447)	(26)	(26)

Fair value at the end of the year	21,474	19,276	--	-

Funded Status	$2,293	$853	$4,696	$3,662

Reconciliation of funded status to the amounts reported in the statement of financial condition:

	2006	2005	2006	2005
Funded Status	$2,293	$853	$(4,696)	$(3,662)
Unrecognized net actuarial loss	-	5,595	--	1,695
Unrecognized prior service cost	-	142	--	832
Unrecognized net transition asset	-	(371)	--	--
Amount included in other assets, related to pension plan at year end	$2,293	$6,219	$(4,696)	$(1,135)

	Pension			SERP
	2006	2005	2004	2006	2005	2004
Components of Net Pension Cost
Service cost	$809	$799	$718	$138	$90	$179
Interest cost	1,048	1,035	938	200	134	100
Expected return on assets	(1,586)	(1,406)	(1,183)	--	--	--
Amortization of transition asset	(39)	(39)	(39)	--	--	--
Amortization of recognized loss	220	189	151	121	53	--
Amortization of prior service cost	10	10	10	113	103	103
Net pension expense included in employee benefits	$462	$588	$595	$572	$380	$382

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	6.00%	6.15%	6.15%	5.50%	5.50%	5.50%
Discount rate for net pension cost	6.15%	6.15%	6.25%	--	--	--
Expected long-term return on assets	8.00%	8.25%	8.25%	--	--	--
Rate of compensation increase	3.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The accumulated benefit obligation for the pension plan was $16.0 million and $14.1 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the SERP was $3.7 million and $2.8 million at December 31, 2006 and 2005, respectively.

[60]

The expected long-term rate of return on Plan assets for the pension plan was determined by considering historical and future expected returns of the asset classes invested in by the Plan trustees, and the allocation strategy currently in place among those classes. The asset allocations for the defined benefit pension plan as of December 31, 2006 and 2005, by asset category, are as follows:

	Percentage of Plan Assets
	2006	2005
ASSET CATEGORY
Equity securities	63%	62%
Debt securities	32	32
Cash and cash equivalents	5	6

Total	100%	100%

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

It is management’s intent to give the investment managers flexibility with respect to investment decisions and their timing within the overall guidelines. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or the anticipated use of derivatives to execute investment strategies.

The following summarizes the number of Corporation shares and the fair value of such shares that are included in Plan assets at December 31, 2006 and 2005, as well as dividends paid to the Plan for such years (dollars in thousands):

	2006	2005
Number of shares held	3,000	3,839
Number of shares purchased	0	33
Number of shares sold	839	11,099
Fair value	$66	$82
Dividends paid	$2	$6
Percentage of total plan assets	.31%	.42%

Estimated Cash Flows related to the Plan are as follows (in thousands):

Estimated future benefit payments:

	Pension Plan	SERP
2007	$456	$76
2008	476	70
2009	586	66
2010	654	66
2011	811	66
2012-2016	6,391	1,266
	$9,374	$1,610

The Corporation estimates that it will contribute the minimum required contribution of $1 million to the pension plan in 2007.

[61]

Amounts included in accumulated other comprehensive loss as of December 31, 2006, net of tax, are as follows
(in thousands):

	Pension	SERP
Unrecognized net actuarial loss	$3,032	$1,497
Unrecognized prior service costs	85	467
Net transition asset	(216)	--
	$2,901	$1,964

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows (in thousands):

	Pension	SERP
Prior service cost	$10	$113
Net transition asset	(39)	--
Net actuarial loss	283	203
	$254	$316

The combined incremental effect of applying SFAS No. 158 on individual line items in the statement of financial condition at December 31, 2006 for the defined benefit plan and SERP was as follows (in thousands):

	Before application of Statement No. 158	Reclassification	After application of Statement No. 158

Accrued Interest Receivable and other assets	$23,544	$(1,844)	$21,700
Total Assets	1,351,161	(1,844)	1,349,317
Accrued Interest Payable and other liabilities	11,181	3,021	14,202
Total Liabilities	1,249,440	3,021	1,252,461
Accumulated Other Comprehensive Income/(Loss)	(715)	(4,865)	(5,580)
Shareholders’ Equity	101,721	(4,865)	96,856

401(K) Profit Sharing Plan

The First United Bank & Trust 401(k) Profit Sharing Plan (“the 401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute to the plan through payroll deductions. Contributions up to 6% of an employee’s base salary are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.5 million, $.4 million, and $.4 million in 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan

The Corporation expects to fund the projected benefit payments annually from operations.

[62]

12. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2006, the daily average amount of these required reserves was approximately $1.9 million.

13. Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2006, the Bank could have paid additional dividends of $13.1 million to the Corporation without regulatory approval.

14. Commitments and Contingent Liabilities

The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions. However, to the knowledge of management, the Corporation is not currently subject to any such legal actions.

Loan and letter of credit commitments are discussed in Note 4.

15. Fair Value of Financial Instruments

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

[63]

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition at December 31 are as follows (in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$23,325	$23,325	$24,610	$24,610
Interest-bearing deposits in banks	2,463	2,463	5,001	5,001
Investment securities	263,272	263,272	230,095	230,095
Federal Home Loan Bank stock	9,620	9,620	8,050	8,050
Loans, net	957,126	943,173	954,545	949,622
Accrued interest receivable	6,249	6,249	6,114	6,114

Financial Liabilities:
Deposits	971,381	967,849	955,854	952,350
Borrowed funds	265,709	265,400	250,312	253,744
Accrued interest payable	5,110	5,110	4,129	4,129
Off Balance Sheet Financial Instruments	--	--	--	--

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

Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. The Corporation expects most of these commitments to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements. Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments. The Corporation did not have any derivative financial instruments at December 31, 2006 or 2005.

[64]

16. Parent Company Financial Information (Parent Company Only)

Condensed Statements of Financial Condition (in thousands)

	December 31
	2006	2005
Assets
Cash	$1,593	$2,067
Investment securities	1,221	1,230
Investment in bank subsidiary	115,914	111,384
Other assets	7,043	5,711
Investment in non-bank subsidiaries	9,653	9,962
Total Assets	$135,424	$130,354

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$1,470	$1,223
Dividends payable	1,169	1,163
Junior subordinated debt	35,929	35,929
Shareholders’ equity	96,856	92,039
Total Liabilities and Shareholder’s Equity	$135,424	$130,354

Condensed Statements of Income (in thousands)

	Year Ended December 31
	2006	2005	2004
Income:
Dividend income from bank subsidiary	$5,819	$8,009	$8,718
Other Income	284	253	422
Total Income	6,103	8,262	9,140

Expenses:
Interest expense	2,355	2,179	2,927
Other expenses	142	127	942
Total Expenses	2,497	2,306	3,869

Income before income taxes and equity in undistributed net income of subsidiaries	3,606	5,956	5,271
Income tax benefit	--	--	1,205
Equity in undistributed net income of subsidiaries:
Bank	8,124	5,518	1,080
Non-bank	847	677	71

Net Income	$12,577	$12,151	$7,627

[65]

Condensed Statements of Cash Flows (in thousands)

	Year Ended December 31
	2006	2005	2004
Operating Activities
Net Income	$12,577	$12,151	$7,627
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(8,971)	(6,195)	(1,151)
Decrease (increase) in other assets	1,208	(237)	(830)
Increase in accrued interest payable and other liabilities	138	250	232
Increase in dividends payable	6	36	34

Net cash provided by operating activities	4,958	6,005	5,912

Investing Activities
Proceeds from investment maturities	9	38	269
Net investment in subsidiaries	(1,281)	(1,331)	(1,704)
Capital transfer to Bank	--	--	(12,000)

Net cash used in investing activities	(1,272)	(1,293)	(13,435)

Financing Activities
Cash dividends	(4,662)	(4,544)	(4,384)
Proceeds from issuance of common stock	502	493	129
Proceeds from issuance of long term debt	--	--	12,218

Net cash provided by (used in) financing activities	(4,160)	(4,051)	7,963
(Decrease) increase in cash and cash equivalents	(474)	661	440
Cash and cash equivalents at beginning of year	2,067	1,406	966

Cash and cash equivalents at end of year	$1,593	$2,067	$1,406

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Interest income	$18,977	$19,539	$20,560	$21,193
Interest expense	8,840	9,225	10,380	10,890
Net interest income	10,137	10,314	10,180	10,303
Provision for loan losses	(77)	157	499	586
Other income	3,512	3,304	3,510	3,711
Gains (losses) on securities	4	0	0	0
Other expenses	9,518	8,936	8,538	8,498
Income before income taxes	4,212	4,525	4,653	4,930
Applicable income taxes	1,407	1,481	1,388	1,467

Net income	$2,805	$3,044	$3,265	$3,463

Earnings per share	$.46	$.50	$.53	$.56

[66]

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Interest income	$16,150	$16,826	$18,099	$18,681
Interest expense	6,560	6,833	7,710	8,310
Net interest income	9,590	9,993	10,389	10,371
Provision for loan losses	(91)	1,007	356	(194)
Other income	3,053	3,097	3,430	4,633
Gains (losses) on securities	28	(218)	59	6
Other expenses	8,479	8,509	8,787	8,879
Income before income taxes	4,283	3,356	4,735	6,325
Applicable income taxes	1,529	1,219	1,691	2,109

Net income	$2,754	$2,137	$3,044	$4,216

Earnings per share	$.45	$.35	$.50	$.69

[67]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Securities Exchange Act of 1934 with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2006 was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO. Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2006, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2006. Management’s report on the Corporation’s internal control over financial reporting and the related attestation report of the Corporation’s registered public accounting firm are included on the following pages.

[68]

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective.

Beard Miller Company LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the year ended December 31, 2006, appearing elsewhere in this annual report, and has issued an attestation report on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, as stated in their report, which is included herein.

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

[69]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
First United Corporation
Oakland, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First United Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First United Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First United Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of First United Corporation as of and for the year ended December 31, 2006, and our report dated March 9, 2007 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Baltimore, Maryland
March 9, 2007

[70]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of the Corporation’s Codes of Ethics are available free of charge upon request to Mr. Robert W. Kurtz, Secretary, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009 or on the Corporation’s website at www.mybankfirstunited.com.

All other information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2007 Annual Stockholders Meeting to be filed with the SEC in March of 2007 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2007 Annual Stockholders Meeting to be filed with the SEC in March of 2007 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2007 Annual Stockholders Meeting to be filed with the SEC in March of 2007 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2007 Annual Stockholders Meeting to be filed with the SEC in March of 2007 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2007 Annual Stockholders Meeting to be filed with the SEC in March of 2007 pursuant to Regulation 14A.

[71]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005  and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

(a) (3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are shown on the Exhibit List that follows the signatures to this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First United Corporation

Dated: March 9, 2007	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
(William B. Grant) Director, Chief Executive Officer	(David J. Beachy) Director--March 9, 2007
March 9, 2007

/s/ M. Kathryn Burkey	/s/ Faye E. Cannon
(M. Kathryn Burkey) Director--March 9, 2007	(Faye E. Cannon) Director--March 9, 2007

/s/ Paul Cox, Jr.	/s/ Raymond F. Hinkle
(Paul Cox, Jr.) Director--March 9, 2007	(Raymond F. Hinkle) Director--March 9, 2007

/s/ Robert W. Kurtz	/s/ John W. McCullough
(Robert W. Kurtz) Director, President and Chief	(John W. McCullough) Director--March 9, 2007
Risk Officer--March 9, 2007

/s/ Elaine L. McDonald	/s/ Donald E. Moran
(Elaine L. McDonald) Director--March 9, 2007	(Donald E. Moran) Director--March 9, 2007

[72]

/s/ Karen F. Myers	/s/ Carissa L. Rodeheaver
(Karen F. Myers) Director--March 9, 2007	(Carissa L. Rodeheaver) SVP & Chief Financial Officer-
March 9, 2007

/s/ Gary R. Ruddell	/s/ I. Robert Rudy
(Gary R. Ruddell) Director--March 9, 2007	(I. Robert Rudy) Director--March 9, 2007

/s/ Richard G. Stanton	/s/ Robert G. Stuck
(Richard G. Stanton) Director - March 9, 2007	(Robert G. Stuck) Director--March 9, 2007

/s/ H. Andrew Walls, III
(H. Andrew Walls, III) Director--March 9, 2007

[73]

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1
First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Amended and Restated SERP Agreement with William B. Grant (incorporated by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.3
Form of Amended and Restated SERP Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.6 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.4
Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5
First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.6	First United Corporation Change in Control Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.7	Change in Control Severance Plan Agreement with William B. Grant (incorporated by reference to Exhibit 10.2 the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.8
Form of Change in Control Severance Plan Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

21	Subsidiaries of the Corporation, incorporated by reference to page 3 of this Annual Report on Form 10-K.

23.1	Consent of Beard Miller Company LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

[74]