Form 10-Q
period 2007-03-31
FIRST UNITED CORP/MD/
filed 2007-05-15
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,146,443 shares of common stock, par value $.01 per share, as of April 30, 2007.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition - March 31, 2007 (unaudited) and December 31, 2006 (audited)

Consolidated Statements of Income (unaudited) - for the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows (unaudited) - for the three months ended March 31, 2007 and 2006

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$16,251	$23,325
Interest-bearing deposits in banks	14,613	2,463
Investment securities trading (at fair value)	72,591	-
Investment securities available-for-sale (at fair value)	210,763	263,272
Federal Home Loan Bank stock, at cost	9,149	9,620
Loans	958,072	963,656
Allowance for loan losses	(6,343)	(6,530)
Net loans	951,729	957,126
Premises and equipment, net	30,781	29,852
Goodwill and other intangible assets, net	13,894	14,033
Bank owned life insurance	28,185	27,926
Accrued interest receivable and other assets	20,464	21,700

Total Assets	$1,368,420	$1,349,317

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$108,097	$106,579
Interest-bearing deposits	892,477	864,802
Total deposits	1,000,574	971,381
Short-term borrowings	89,261	99,379
Long-term borrowings	164,569	166,330
Accrued interest payable and other liabilities	14,132	14,202
Dividends payable	1,201	1,169
Total Liabilities	1,269,737	1,252,461
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock - actual par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,146 shares at March 31, 2007 and 6,141 shares at December 31, 2006	61	61
Surplus	21,565	21,448
Retained earnings	81,757	80,927
Accumulated other comprehensive loss	(4,700)	(5,580)
Total Shareholders' Equity	98,683	96,856

Total Liabilities and Shareholders' Equity	$1,368,420	$1,349,317

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)

Interest income
Loans, including fees	$17,885	$16,443
Investment securities:
Taxable	2,595	1,715
Exempt from federal income tax	727	647
Total investment income	3,322	2,362
Dividends on FHLB stock	138	115
Federal funds sold and interest bearing deposits	73	57
Total interest income	21,418	18,977

Interest expense
Deposits	8,325	6,036
Short-term borrowings	963	1,020
Long-term borrowings	2,065	1,784
Total interest expense	11,353	8,840
Net interest income	10,065	10,137
Provision/(credit) for loan losses	163	(77)
Net interest income after provision for loan losses	9,902	10,214
Other operating income
Service charges	1,281	1,329
Trust department	1,007	880
Securities (losses)/gains	(1,511)	4
Insurance commissions	620	375
Earnings on Bank owned life insurance	259	205
Other income	705	723
Total other operating income	2,361	3,516
Other operating expenses
Salaries and employee benefits	4,890	5,271
Occupancy, equipment and data processing	1,738	1,622
Other expense	2,615	2,625
Total other operating expenses	9,243	9,518
Income before income taxes	3,020	4,212
Applicable income taxes	959	1,407
Net income	$2,061	$2,805

Earnings per share	$.34	$.46
Dividends per share	$.195	$.190
Weighted average number of shares
outstanding	6,145	6,121

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Operating activities
Net income	$2,061	$2,805
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision/(credit) for loan losses	163	(77)
Depreciation	609	631
Amortization of intangible assets	139	118
Net accretion and amortization of investment securities discounts and premiums	68	54
Loss/(Gain) on investment securities	1,511	(4)
Decrease/(increase) in accrued interest receivable and other assets	660	(368)
Decrease in accrued interest payable and other liabilities	(70)	(604)
Earnings on bank owned life insurance	(259)	(205)
Net cash provided by operating activities	4,882	2,350
Investing activities
Net (increase)/decrease in interest-bearing deposits in banks	(12,150)	3,524
Proceeds from maturities of investment securities trading	2,782	-
Proceeds from maturities of investment securities available-for-sale	17,562	10,901
Proceeds from sales of investment securities available-for-sale	-	468
Purchases of investment securities available-for-sale	(40,549)	(11,116)
Net decrease in loans	5,234	5,620
Net decrease/(increase) in FHLB stock	471	(210)
Purchases of premises and equipment	(1,538)	(348)
Net cash (used in)/provided by investing activities	(28,188)	8,839

Financing activities
Net decrease in short-term borrowings	(10,118)	(39,073)
Repayments of long-term borrowings	(1,761)	(1,761)
New issues of long-term borrowings	--	30,000
Net increase/(decrease) in deposits	29,193	(3,109)
Cash dividends paid	(1,199)	(1,163)
Proceeds from issuance of common stock	117	119
Net cash provided by/(used in) financing activities	16,232	(14,987)
Decrease in cash	(7,074)	(3,798)
Cash at beginning of the year	23,325	24,610
Cash at end of period	$16,251	$20,812

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note B - Reclassifications

Certain amounts reported in the prior year have been reclassified to conform with the 2007 presentation. These reclassifications did not impact First United's financial condition or results of operations.

Note C - Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note D -New Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. .

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Entities had the option, however, to early adopt SFAS No. 159 as of the beginning of the fiscal year that begins on or before November 15, 2007, so long as they also early adopted SFAS No. 157 and met certain other conditions. These statements will be effective for the Corporation on January 1, 2008. The Corporation is evaluating the impact that the adoption of SFAS No. 157 and SFAS No. 159 may have on its consolidated financial position, results of operations and cash flows.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, interim period accounting, and disclosures. FIN No. 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination (including appeals and litigation) based upon its technical merits. If a tax position meets the more likely than not recognition threshold, it is measured to determine the benefit amount to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 was adopted on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Corporation’s consolidated financial statements.

Note E - Investments

Trading securities: Securities that are held principally for resale in the near future are reported at their fair values as investment securities - trading, with changes in fair value reported in earnings. Interest and dividends on trading securities are included in investment income.

Securities available-for-sale: Securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums to the first call date, if applicable, or to maturity, and for accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion plus interest and dividends, are included in interest income from investments.

Management systematically evaluates available for sale securities for impairment on a quarterly basis. Declines in the fair value of available for sale securities below their cost that are considered other-than-temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded using the specific identification method.

Note F - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive income/(loss). Total comprehensive income (which consists of net income plus the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes and pension obligations) was $2.9 million and $2.4 million for the three months ended March 31, 2007 and 2006, respectively.

Note G - Junior Subordinated Debentures

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

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (8.10% at March 31, 2007) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note H - Borrowed Funds

  The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	March 31, 2007	December 31, 2006
Short-term FHLB advance, Daily borrowings, interest rate of 5.50% at December 31, 2006	$-	$4,500
Short-term FHLB advance, One year advance, interest rate of 5.44%	20,000	20,000
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 3.81% and 3.96%, respectively	69,261	74,879
	$89,261	$99,379

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging From 3.15% to 5.40% at March 31, 2007	$128,640	$130,401
Junior subordinated debentures, bearing interest at rates ranging from 5.88% to 8.10% at March 31, 2007	35,929	35,929
	$164,569	$166,330

Note I - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan and the related components:

(In thousands)	Pension For the three months ended March 31		SERP For the three months ended March 31
	2007	2006	2007	2006
Service cost	$202	$202	$45	$35
Interest cost	289	268	64	50
Expected return on assets	(448)	(392)	-	-
Amortization of transition asset	(10)	(10)	-	-
Recognized loss	42	43	51	30
Prior service cost	3	3	28	28
Net pension expense included in employee benefits	$78	$114	$188	$143

The Corporation intends to contribute $1.0 million to its pension plan in 2007. As of March 31, 2007, the Corporation has not made any contributions to the plan.

Note J - Commitments

On March 22, 2007, the Corporation entered into an agreement to purchase approximately $25 million of residential mortgage loans. The loans being acquired consist of conventional three, five, seven, and ten year adjustable rate (based on LIBOR) loans. The purchase of these loans was consummated on April 27, 2007 through funding from the brokered deposit market.

Note K - Letters of Credit

First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all of our letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.2 million of outstanding standby letters of credit at March 31, 2007 and December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit issued at March 31, 2007 and December 31, 2006 is material.

Note L - Subsequent Event

On April 13, 2007, the Corporation announced its decision to early adopt SFAS No. 159 and SFAS No. 157 effective January 1, 2007. In connection with this early adoption, the Corporation transferred approximately $77 million of available-for-sale securities to trading securities. Following this election, the Corporation sold approximately $73 million of the securities held in the trading portfolio at March 31, 2007 and realized a loss of approximately $.1 million before taxes. Proceeds from the sale of these securities were used to purchase approximately $72 million of primarily agency and municipal securities, all of which were classified as available-for-sale securities. Because of subsequent developments in respect of SFAS No. 159, the Corporation has since rescinded its early adoption of SFAS No. 159 and SFAS No. 157. More detailed information about the foregoing is provided in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “FINANCIAL CONDITION - Investment Securities”.

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

OUR BUSINESS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of Form 10-K for the year ended December 31, 2006). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, other-than-temporary-impairment of investment securities and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management described its critical accounting policies in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Management believes that there have been no significant changes in our critical accounting policies since December 31, 2006.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2007 and 2006 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Three Months
	Ended March 31
	2007	2006
Per Share Data
Net Income	$.34	$.46
Dividends Declared	.195	.190
Book Value	16.06	15.25

Significant Ratios
Return on Average Assets (a)	.62%	.87%
Return on Average Equity (a)	8.43	12.12
Dividend Payout Ratio	58.14	41.46
Average Equity to Average Assets	7.68	7.17

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first three months of 2007 totaled $2.06 million or $.34 per share, compared to $2.81 million or $.46 per share for the same period of 2006. The decrease in net income resulted from a one-time pre-tax charge of approximately $1.5 million ($1.0 million or $.17 per share, net of tax) associated with the transfer of investment securities from the available-for-sale category to the trading category, discussed in more detail below under the heading “FINANCIAL CONDITION - Investment Securities”. The loss was partially offset by increases in trust department income and insurance commissions and lower operating expenses. The Corporation experienced increased earnings on interest-earning assets, which was a direct result of the increases in the general level of interest rates that occurred during 2006 and continued into 2007 as well as increased average balances on our interest-earning assets. However, this increase in interest income was offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances. Net interest income, for the first three months of 2007 decreased $.1 million when compared to the same period of 2006. Our net interest margin also declined from 3.57% in the first quarter of 2006 to 3.39% in the first quarter of 2007. The provision for loan losses was $ .2 million for the three months ended March 31, 2007, compared to a credit of $.08 million for the same period of 2006. Other operating income decreased $1.2 million during the first three months of 2007 when compared to the same period of 2006. The decrease resulted from the recognition of a $1.5 million loss incurred from the transfer of investment securities from the available-for-sale category to the trading category. This loss was offset by strong trust department earnings and insurance commissions. Operating expenses decreased $.3 million in the first three months of 2007 when compared to the first three months of 2006 due primarily to reduced personnel costs.

As a result of the one-time charge associated with our investment portfolio restructuring, performance ratios for the first three months of 2007 declined when compared to the same period of 2006. Annualized Returns on Average Assets (“ROAA”) were .62% and .87%, respectively.  Annualized Returns on Average Equity (“ROAE”) were 8.43% and 12.12% for the three-month periods ending March 31, 2007 and 2006, respectively.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets. Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2007 and 2006.

	For the Three Months Ended March 31
	2007			2006
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$961,908	$17,892	7.44%	$935,269	$16,449	7.04%
Investment securities	272,198	3,714	5.53	227,791	2,709	4.76
Other interest earning assets	15,179	211	5.63	13,563	172	5.09
Total earning assets	$1,249,285	21,817	7.08%	$1,176,623	19,330	6.57%

Interest-bearing liabilities
Interest-bearing deposits	$876,926	8,325	3.85%	$847,900	6,036	2.85%
Short-term borrowings	92,365	963	4.23	103,207	1,020	3.95
Long-term borrowings	165,669	2,065	5.05	160,173	1,784	4.46
Total interest-bearing liabilities	$1,134,960	11,353	4.06%	$1,111,280	8,840	3.18%

Net interest income and spread		$10,464	3.02%		$10,490	3.39%

Net interest margin			3.39%			3.57%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income decreased $.03 million during the first three months of 2007 over the same period in 2006, due to a $2.49 million (13%) increase in interest income offset by a $2.52 million (28%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $72.7 million (6.2%) during the first three months of 2007 when compared to the first three months of 2006. This increase is primarily attributable to the growth that we experienced in our investment portfolio during the latter half of 2006 in connection with the investment leverage strategy implemented during the fourth quarter of 2006, which used brokered certificates of deposit to fund the purchase of higher yielding corporate bonds. The rising interest rate environment and the increase in the investment portfolio contributed to the increase in the average rate on our average earning assets of 51 basis points, from 6.57% for the first three months of 2006 to 7.08% for the first three months of 2007 (on a fully tax equivalent basis). Interest expense increased during the first three months of 2007 when compared to the same period of 2006 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $23.7 million. Deposits have increased in 2007 by approximately $29 million due to an increase in brokered certificates of deposit and a successful retail promotion of a nine month certificate of deposit. The combined effect of the increasing rate environment and the volume increases in our average interest-bearing liabilities resulted in an 88 basis point increase in the average rate paid on our average interest-bearing liabilities from 3.18% for the three months ended March 31, 2006 to 4.06% for the same period of 2007. The net result of the aforementioned factors was an 18 basis point decrease in the net interest margin during the first three months of 2007 to 3.39% from 3.57% when compared to the same time period of 2006. Management believes that the investment leverage strategy will result in increased earnings, but it will have a negative impact on our net interest margin.

Other Operating Income

Other operating income decreased $1.2 million during the first three months of 2007 when compared to the same period of 2006. The decrease resulted from the recognition of the aforementioned $1.5 million loss associated with the above mentioned transfer of investment securities from the available-for-sale category to the trading category. Excluding this one-time charge, other operating income would have increased $.4 million for the first three months of 2007 when compared to the same period of 2006. Trust department earnings was strong for the quarter as a result of successful business development efforts, resulting in increases in the average market value of assets under management. Insurance commissions also increased due to collection of contingency income. Contingency income is received from the insurance carriers based upon claims histories and varies from year to year. These increases were offset by a slight decrease in service charge income due to lower overdraft fees. The composition of operating income is illustrated below.

	Income as % of Total Other Operating Income
	Three Months ended
	March 31, 2007	March 31, 2006
Service charges	54%	38%
Trust department	43%	25%
Securities (losses)/gains	(64%)	--%
Insurance commissions	26%	11%
Bank owned life insurance	11%	6%
Other income	30%	20%
	100%	100%

Other Operating Expenses

Other operating expenses declined 3% for the first quarter of 2007 when compared to the same time periods of 2006. The decrease was due to decreased salaries and related benefits offset by a slight increase in occupancy and equipment expenses. However, the composition of operating expenses has remained consistent as illustrated below.

	Expense as % of Total Other Operating Expenses
	Three Months ended
	March 31, 2007	March 31, 2006
Salaries and employee benefits	53%	55%
Occupancy, equipment and data processing	19%	17%
Other	28%	28%
	100%	100%

Applicable Income Taxes

The effective tax rate for the first three months of 2007 decreased to 32% from 33% for the first three months of 2006. This decrease reflects management’s strategy to restructure the composition of the investment portfolio to include more tax exempt municipal securities and additional purchases of bank owned life insurance, which is also tax-exempt.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.37 billion at March 31, 2007, an increase of $19 million (1.4%) since December 31, 2006. During this time period, gross loans decreased $6 million, cash and interest-bearing deposits in banks increased $5 million and our investment portfolio increased $20 million. Total liabilities increased by approximately $17 million during the first three months of 2007, reflecting increases in total deposits of $29 million offset by decreases in short-term borrowings of $10 million and long-term borrowings of $2 million. The decrease in short-term borrowings reflects the growth in deposits and the investment of funds with correspondent banks.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	March 31, 2007		December 31, 2006
Commercial	$417.6	43%	$408.4	42%
Residential - Mortgage	354.5	37	359.6	37
Installment	170.3	18	181.6	19
Residential - Construction	15.7	2	14.1	2
Total Loans	$958.1	100%	$963.7	100%

Comparing loans at March 31, 2007 to loans at December 31, 2006, our loan portfolio has decreased by $5.6 million (.6%). Continued growth in residential construction loans ($1.6 million) and growth in commercial loans ($9.2 million) was offset by a decline in the residential mortgage portfolio ($5.1 million) and a decline in our installment portfolio ($11.3 million). The decline in mortgage loan growth is a result of a flat interest rate yield curve and a consumer preference for locking in fixed rate mortgage loans. The Bank has opted to originate these fixed rate loans for the secondary mortgage market. The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slower than normal economy. The declines in these portfolios negated the growth in the commercial portfolio experienced thus far in 2007. At March 31, 2007, approximately 81% of the commercial loan portfolio was collateralized by real estate compared to 82% at December 31, 2006.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	March 31, 2007	December 31, 2006
Non-accrual loans	$3,252	$3,190
Accruing loans past due 90 days or more	701	658
Total	$3,953	$3,848
Total as a percentage of total loans	.41%	.40%

Allowance and Provision for Loan Losses

An allowance for loan losses is maintained to absorb losses resulting from the nonperformance of our loan portfolio. The allowance for loan losses is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

We use the methodology outlined in the FFIEC December 2006 Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

The allowance for loan losses is based on estimates, and actual losses may vary materially from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is consistent with prior years.

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

	2007	2006
Balance, January 1	$6,530	$6,416
Gross charge offs	(471)	(274)
Recoveries	121	148
Net credit losses	(350)	(126)
Provision/(credit) for loan losses	163	(77)
Balance at end of period	$6,343	$6,213
Allowance for Loan Losses to loans outstanding (as %)	.66%	.65%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.15%	.05%

The allowance for loan losses decreased to $6.3 million at March 31, 2007, compared to $6.5 million at December 31, 2006. This decrease is the result of a decrease in the loan portfolio of $5.6 million during the first three months of 2007. Non-accrual loans have increased slightly to $3.3 million at March 31, 2007, compared to $3.2 million at December 31, 2006.

Net charge offs relating to the installment loan portfolio represent 53% of our total net charge-offs for the first three months of 2007. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $1.9 million or 1.1% of the installment portfolio at March 31, 2007, compared to $3.3 million or 1.8% at December 31, 2006.

The provision for loan losses was $.2 million for the first three months of 2007, compared to a credit of $.08 million for the same period of 2006. As a result of the evaluation of the loan portfolio using the factors and methodology discussed previously, the allowance for loan losses decreased to $6.3 million at March 31, 2007, compared to $6.5 million at December 31, 2006. The decrease in the allowance for loan losses is due primarily to the $5.6 million decrease in the loan portfolio that has occurred since December 31, 2006. Management believes that the allowance at March 31, 2007 is adequate to provide for probable losses inherent in our loan portfolio.

Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

In an April 13, 2007 press release, we announced our decision to early adopt Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) and Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“SFAS 157”), and presented financial information related to an associated restructuring of our investment portfolio. The decision to early adopt fair value accounting was made on a basis believed to be an appropriate interpretation of SFAS 159 at that time after consulting with our independent registered public accounting firm and was influenced by a desire to substantially change the economic position of our investment portfolio by shifting the anticipated cash flow of the investment portfolio (from maturing securities, amortizing securities and securities subject to call) from the short-term period of six months to three years into the intermediate term of three to eight years. Since that press release was issued, however, informal guidance has emerged that has created confusion as to the proper interpretation of these accounting statements and caused us to re-evaluate our initial intent to early adopt them for the selected investment securities. As a result of our re-evaluation, and considering the totality of the current circumstances, we decided to rescind our initial early adoption of SFAS 159 and SFAS 157. We nevertheless believe that our investment portfolio restructuring will provide long-term benefits to shareholders.

We were able to improve our portfolio by replacing certain securities with securities having a longer duration. To accomplish this, we transferred available-for-sale securities with a carrying value of $76.9 million at the beginning of the quarter to trading securities with the anticipation of selling the securities and replacing them with higher yielding investments. We determined that the securities earmarked for sale would, if retained, have subjected earnings to higher volatility in a declining interest rate environment. As a result of transferring these securities to the trading category and our decision to rescind SFAS 159 and SFAS 157, we recognized a pre-tax loss of approximately $1.5 million in earnings for the first quarter of 2007. We expect that this loss will be partially offset during the remainder of the year by an increase in investment income that we expect to recognize from the restructuring. On April 11, 2007, we sold $73 million of the securities held in trading at March 31, 2007. The securities sold had an average book yield of 4.28%. The proceeds from the sale of these securities were reinvested in securities having an average book yield of approximately 5.55%. The securities purchased included government agency bonds with a longer duration than those sold as well as tax-free municipal bonds. The longer duration bonds were purchased at a discount and better position the Corporation in a declining interest rate environment by protecting against premium and reinvestment risk. The municipal bonds assist in lowering our effective tax rate. Over the past couple of years, we have undertaken several strategies to protect against the risk of future investment cash flow being reinvested in a lower interest rate environment. The restructuring of our investment portfolio allowed us to rebalance the portfolio and restructure the maturity schedule of the portfolio to mitigate the effects of premium and call risk and to manage our future interest rate risk and effective tax yield. We expect the restructuring to result in an on-going stream of higher interest income for shareholders and to have a positive impact on our net interest margin.

The following charts show the anticipated cash flow from maturities and expected payback of our total investment portfolio both before and after the investment portfolio restructuring.

Our entire investment securities portfolio is carried at fair value. Unrealized gains and losses on securities held-for-trading are reported in earnings at each reporting date. Unrealized gains and losses on securities available-for-sale are reflected in other comprehensive income. At March 31, 2007, the total cost basis of the investment portfolio was $284.6 million compared to a fair value of $283.4 million.

The following table presents the composition of our securities portfolio (fair values) at the dates indicated:

(Dollars in millions)	March 31, 2007		December 31, 2006
Securities Available-for-Sale:
U.S. government and agencies	$69.6	24%	$97.5	37%
Mortgage-backed securities	6.2	2	50.9	19
Obligations of states and political subdivisions	67.8	24	68.4	26
Corporate and other debt securities	67.2	24	46.5	18
Securities Held-for-Trading:
U.S. government and agencies	31.0	11	--	--
Mortgage-backed securities	41.6	15	--	--
Total Investment Securities	$283.4	100%	$263.3	100%

The increase in our investment portfolio since year-end 2006 is due to the purchase of $20 million in corporate bonds during the first quarter of 2007 as part of a leverage strategy implemented during the fourth quarter of 2006.

At March 31, 2007, the securities classified as available-for-sale included a net unrealized gain of $.2 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2006 was an unrealized loss of $1.2 million. The fair values of securities available-for-sale and securities held for trading will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.

Management does not believe that an unrealized loss on any individual security as of March 31, 2007 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities available-for-sale presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

Deposits

  The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	March 31, 2007		December 31, 2006
Non-interest-bearing demand deposits	$108.1	11%	$106.6	11%
Interest-bearing demand deposits	291.6	29	279.5	29
Savings deposits	44.3	5	43.1	4
Time deposits less than $.1	232.9	23	236.8	24
Time deposits $.1 or more	323.7	32	305.4	32
Total Deposits	$1,000.6	100%	$971.4	100%

Total deposits increased $29.2 million during the first three months of 2007 in comparison to deposits at December 31, 2006. The composition of deposits has not materially changed. We did increase brokered certificates of deposit to fund corporate bonds purchased as part of our investment leverage strategy during the first quarter of 2007.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	March 31, 2007	December 31, 2006

FHLB short-term borrowings	$20.0	$24.5
Securities sold under agreements to repurchase	69.3	74.9
Total short-term borrowings	$89.3	$99.4

FHLB advances	$128.6	$130.4
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$164.5	$166.3

Total short-term borrowings decreased by approximately $10 million during the first three months of 2007, primarily as a result of a decline in municipal funds invested in our treasury management product and no overnight borrowings at March 31, 2007. Long-term borrowings decreased by $2 million during the same period.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in or sale of the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As discussed in Note H to the consolidated financial statements presented elsewhere in this report, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs. We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at March 31, 2007:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.91%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.80	4.00	6.00
Tier 1 Capital (to average assets)	8.90	3.00	5.00

At March 31, 2007, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements.

The Corporation paid a cash dividend of $.195 per share on February 1, 2007. On March 21, 2007, the Board of Directors declared another dividend of an equal amount, to be paid on May 1, 2007 to shareholders of record as of April 16, 2007.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $131.9 million and $7.2 million, respectively, at March 31, 2007, compared to $119.8 million and $7.2 million, respectively, at December 31, 2006. We are not a party to any other off-balance sheet arrangements. There have been no significant changes in contractual obligations since December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in our Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity”. Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2006.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2007 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. Management does not believe that any material changes in our risk factors have occurred since they were last updated.

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

FIRST UNITED CORPORATION

Date: May 14, 2007	/s/ William B. Grant
William B. Grant, Chairman of the Board and Chief Executive Officer

Date May 14, 2007	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Senior Vice-President and Chief Financial Officer

EXHIBIT INDEX
Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1
First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan(“SERP”) (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8- K filed on February 21, 2007)

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

10.9	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B of the Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)