Form 10-Q
period 2007-06-30
FIRST UNITED CORP/MD/
filed 2007-08-07
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,151,451 shares of common stock, par value $.01 per share, as of July 31, 2007.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	June 30 2007	December 31 2006
	(Unaudited)
Assets
Cash and due from banks	$23,731	$23,325
Interest-bearing deposits in banks	720	2,463
Investment securities available-for-sale (at fair value)	297,114	263,272
Federal Home Loan Bank stock, at cost	9,564	9,620
Loans	1,010,745	963,656
Allowance for loan losses	(6,448)	(6,530)
Net loans	1,004,297	957,126
Premises and equipment, net Goodwill and other intangible assets, net Bank owned life insurance	31,057 14,821 28,469	29,852 14,536 27,926
Accrued interest receivable and other assets	22,679	21,197

Total Assets	$1,432,452	$1,349,317

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$110,662	$106,579
Interest-bearing deposits	953,800	864,802
Total deposits	1,064,462	971,381
Short-term borrowings	70,858	99,379
Long-term borrowings	182,807	166,330
Accrued interest payable and other liabilities	15,295	14,202
Dividends payable	1,202	1,169
Total Liabilities	1,334,624	1,252,461
Shareholders' Equity
Preferred stock --no par value;
Authorized and unissued 2,000 shares
Capital Stock -- par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,151 shares at June 30, 2007 and 6,141 shares at December 31, 2006	62	61
Surplus	21,683	21,448
Retained earnings	83,763	80,927
Accumulated other comprehensive loss	(7,680)	(5,580)
Total Shareholders' Equity	97,828	96,856

Total Liabilities and Shareholders' Equity	$1,432,452	$1,349,317

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data )

	Six Months Ended June 30
	2007	2006
	(Unaudited)

Interest income
Loans, including fees	$36,719	$33,392
Investment securities:
Taxable	5,577	3,411
Exempt from federal income tax	1,502	1,396
Total investment income	7,079	4,807
Dividends on FHLB stock	272	241
Federal funds sold and interest bearing deposits	189	76
Total interest income	44,259	38,516

Interest expense
Deposits	17,350	12,403
Short-term borrowings	1,796	1,971
Long-term borrowings	4,154	3,691
Total interest expense	23,300	18,065
Net interest income	20,959	20,451
Provision for loan losses	530	80
Net interest income after provision for loan losses	20,429	20,371
Other operating income
Service charges	2,784	2,684
Trust department	2,003	1,726
Securities (losses)/gains	(1,610)	4
Insurance commissions	1,103	767
Earnings on Bank owned life insurance	543	411
Other	1,556	1,228
Total other operating income	6,379	6,820
Other operating expenses
Salaries and employee benefits	10,019	10,133
Occupancy, equipment and data processing	3,554	3,209
Other	5,506	5,112
Total other operating expenses	19,079	18,454
Income before income taxes	7,729	8,737
Applicable income taxes	2,463	2,888
Net income	$5,266	$5,849

Earnings per share	$.86	$.96
Dividends per share	$.39	$.38
Weighted average number of shares
outstanding	6,147	6,124

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30
	2007	2006
	(Unaudited)

Interest income
Loans, including fees	$18,834	$16,949
Investment securities:
Taxable	2,982	1,696
Exempt from federal income tax	775	749
Total investment income	3,757	2,445
Dividends on FHLB stock	134	126
Federal funds sold and interest bearing deposits	116	19
Total interest income	22,841	19,539

Interest expense
Deposits	9,025	6,367
Short-term borrowings	833	951
Long-term borrowings	2,089	1,907
Total interest expense	11,947	9,225
Net interest income	10,894	10,314
Provision for loan losses	367	157
Net interest income after provision for loan losses	10,527	10,157
Other operating income
Service charges	1,503	1,355
Trust department	996	846
Securities (losses)	(99)	-
Insurance commissions	483	392
Earnings on Bank owned life insurance	284	205
Other	851	506
Total other operating income	4,018	3,304
Other operating expenses
Salaries and employee benefits	5,129	4,862
Occupancy, equipment and data processing	1,816	1,587
Other	2,891	2,487
Total other operating expenses	9,836	8,936
Income before income taxes	4,709	4,525
Applicable income taxes	1,504	1,481
Net income	$3,205	$3,044

Earnings per share	$.52	$.50
Dividends per share	$.195	$.190
Weighted average number of shares
outstanding	6,150	6,125

FIRST UNITED CORPORATION
Consolidated Statement of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Operating activities
Net income	$5,266	$5,849
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	530	80
Depreciation	1,251	1,256
Amortization of intangible assets	279	322
Net accretion and amortization of investment securities discounts and premiums	88	90
Loss/(gain) on sale of investment securities	1,610	(4)
Increase in accrued interest receivable and other assets	(72)	(1,579)
Increase/(decrease) in accrued interest payable and other liabilities	1,093	(1,342)
Earnings on bank owned life insurance	(543)	(411)
Net cash provided by operating activities	9,502	4,261
Investing activities
Net decrease in interest-bearing deposits in banks	1,743	2,416
Investment securities available-for-sale:
Proceeds from maturities	32,562	22,190
Proceeds from sales	-	548
Purchases of investments	(143,187)	(29,058)
Proceeds from sales of investment securities held for trading	71,611	-
Net (increase)/decrease in loans	(22,746)	6,403
Purchase of mortgage loans	(24,955)	-
Net decrease/(increase) in FHLB stock	56	(896
Acquisition of insurance business	(600)	-
Purchases of premises and equipment	(2,456)	(138)
Net cash (used in)/provided by investing activities	(87,972)	1,465

Financing activities
Net decrease in short-term borrowings	(28,521)	(21,553)
Repayments of long-term borrowings	(33,523)	(28,521)
New issues of long-term borrowings	50,000	55,000
Net increase/(decrease) in deposits	93,081	(10,552)
Cash dividends paid	(2,397)	(2,327)
Proceeds from issuance of common stock	236	250
Net cash provided by/(used in) financing activities	78,876	(7,703)
Increase/(decrease) in cash	406	(1,977)
Cash at beginning of the year	23,325	24,610

Cash at end of period	$23,731	$22,633

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the six-month and the three-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note B - Reclassifications

Certain amounts reported in the prior year have been reclassified to conform with the 2007 presentation. These reclassifications did not impact the Corporation’s financial condition or results of operations.

Note C - Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note D - Investments

Securities available-for-sale: Securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income/(loss) in shareholders’ equity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums to the first call date, if applicable, or to maturity, and for accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion, plus interest and dividends, are included in interest income from investments.

Management systematically evaluates available for sale securities for impairment on a quarterly basis. Declines in the fair value of available-for-sale securities below their cost that are considered other-than-temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded using the specific identification method.

Note E - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive income/(loss). Total comprehensive income (which consists of net income plus the change in unrealized gains/(losses) on investment securities available-for-sale, net of taxes and pension obligations, was $3.2 million and $4.1 million for the six months ended June 30, 2007 and 2006, respectively, and $.02 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively.

Note F - Junior Subordinated Debentures

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

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (8.11% at June 30, 2007) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

The debentures represent the sole assets of the Trusts, and the Corporation’s payments under the debentures are the only sources of cash flow for the Trusts. The preferred securities qualify as Tier 1 capital of the Corporation.

The Corporation issued an additional $5.0 million of junior subordinated debentures in a private placement in December 2004. These debentures have a fixed rate of 5.88% for the first five years and then convert to a floating rate based on the three-month LIBOR plus 185 basis points. Interest is payable on a quarterly basis. Although these debentures mature in 2014, they are redeemable five years after issuance at the Corporation’s option. The entire $5.0 million qualifies as Tier II capital.

Note G - Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	June 30, 2007	December 31, 2006
Short-term FHLB advance, Daily borrowings, interest rate at end of Period of 5.56% and 5.50%, respectively	$11,000	$4,500
Short-term FHLB advance, One year advance, interest rate of 5.44%	-	20,000
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 3.79% and 3.96%, respectively	59,858	74,879
	$70,858	$99,379

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 3.15% to 5.39% at June 30, 2007	$146,878	$130,401
Junior subordinated debentures, bearing interest at rates ranging from 5.88% to 8.11% at June 30, 2007	35,929	35,929
	$182,807	$166,330

Note H - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan and the related components:

Pension	For the six months ended June 30		For the three months ended June 30
(In thousands)	2007	2006	2007	2006
Service cost	$404	$404	$202	$202
Interest cost	578	536	289	268
Expected return on assets	(884)	(804)	(436)	(402)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized loss	85	86	43	43
Prior service cost	5	6	2	3
Net pension expense included in employee benefits	$168	$208	$90	$104

SERP	For the six months ended June 30		For the three months ended June 30
(In thousands)	2007	2006	2007	2006
Service cost	$90	$70	$45	$35
Interest cost	128	100	64	50
Recognized loss	102	60	51	30
Prior service cost	56	56	28	28
Net pension expense included in employee benefits	$376	$286	$188	$143

The Corporation intends to contribute a minimum of $1.0 million to its pension plan in 2007 and is currently evaluating additional contributions. As of June 30, 2007, the Corporation has not made any contributions to the plan.

Note I - Letters of Credit and Off Balance Sheet Liabilities

 First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $6.9 million of outstanding standby letters of credit at June 30, 2007 and $7.2 million at December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit issued at June 30, 2007 and December 31, 2006 is material.

Note J - Adoption of New Accounting Standards and Recently Issued Standards

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008 (although early-adoption was permitted under certain circumstances). Refer to page 17 for further discussion.

In February 2007, the FASB issued FASB Staff Position (FSP) FAS 158-1, “Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No 106 and to the Related Staff Implementation Guides.” This FSP makes conforming amendments to other FASB statements and staff implementation guides and provides technical corrections to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The conforming amendments in this FSP shall be applied upon adoption of SFAS No. 158. We believe our adoption of FSP FAS 158-1 will not have a material impact on our consolidated financial statements or disclosures.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows. See discussion on page 17.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, interim period accounting, and disclosures. FIN No. 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination (including appeals and litigation) based upon its technical merits. If a tax position meets the more likely than not recognition threshold, it is measured to determine the benefit amount to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 was adopted by the Corporation on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Corporation’s consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in the periodic reports that we file with the Securities and Exchange Commission (such as this Quarterly Report on Form 10-Q—see Item 1A of Part II of this report). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates these estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that our most critical accounting policy relates to the allowance for credit losses, which is an estimate of the losses that may be sustained in our loan portfolio. Management described this and our other critical accounting policies and estimates in the section of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of Part II). There have been no significant changes since December 31, 2006.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2007 and 2006 and is qualified in its entirety by the detailed information and unaudited consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	As of or For the Six Months Ended June 30
	2007	2006
Per Share Data
Net Income	$.86	$.96
Dividends Declared	.39	.38
Book Value	15.90	15.34

Significant Ratios
Return on Average Assets (a)	.77%	.90%
Return on Average Equity (a)	10.72	12.54
Dividend Payout Ratio	45.52	39.78
Average Equity to Average Assets	7.59	7.21

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first six months of 2007 totaled $5.3 million or $.86 per share, compared to $5.8 million or $.96 per share for the same period of 2006. The decrease in net income resulted primarily from a non-recurring pre-tax charge of approximately $1.6 million ($1.0 million or $.18 per share, net of tax) associated with the transfer of certain investment securities from the available-for-sale category to the trading category during the first quarter of 2007 and the subsequent sale of those securities during the second quarter. The loss was partially offset by increases in other operating income, particularly, trust department income, insurance commissions, secondary market fees, and debit card income. The Corporation experienced increased earnings on interest-earning assets, which was a direct result of the increases in the general level of interest rates that occurred during 2006 and continued into 2007, a restructuring of the investment portfolio as well as increased average balances of our interest-earning assets. However, this increase in interest income was substantially offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances. Net interest income for the first six months of 2007 increased $.5 million when compared to the same period of 2006. Our net interest margin declined from 3.59% in the first six months of 2006 to 3.46% in the first six months of 2007. The provision for loan losses was $ .5 million for the six months ended June 30, 2007, compared to $.1 million for the same period of 2006. The increase in the provision in 2007 is due to increased net charge offs and loan growth during the first six months of 2007. Other operating income decreased $.4 million during the first six months of 2007 when compared to the same period of 2006 resulting from the recognition of a $1.6 million loss related to the above-mentioned transfer and sale of investment securities. Trust department earnings, insurance commissions, service charges, and other mortgage related fees were strong for the period, partially offsetting the loss. Operating expenses increased $.6 million in the first six months of 2007 when compared to the first six months of 2006 due primarily to increased occupancy and equipment expenses and other expenses such as marketing, consulting, and miscellaneous expenses.

Consolidated net income for the second quarter of 2007 totaled $3.2 million or $.52 per share, compared to $3.0 million or $.50 per share for the same period of 2006. The net interest margin for the second quarter of 2007 reflects the effects of the same factors discussed above as affecting the first six months of 2007. Second quarter 2007 results improved over second quarter 2006 results due to increased net interest income and a 22% increase in other operating income. There were $.1 million in securities losses during the second quarter of 2007, compared to no securities gains or losses in the second quarter of 2006. Second quarter 2007 operating expenses increased by 9% when compared to operating expenses for the second quarter of 2006, due to increased personnel costs, occupancy and equipment and other expenses.

Comparing the first six months of 2006 and 2007, our performance ratios declined during the first six months of 2007 due to the recognition of the $1.6 million pre-tax loss on the transfer and sale of investment securities. Our year-to-date 2007 performance results, exclusive of the impact of the non-recurring securities losses, are presented in the following table:

	For the six months ended
	June 30, 2007		June 30, 2006
	Actual	Excluding Losses	Actual
Net Income	$5,266	$6,318	$5,849
Earnings Per Share	$.86	$1.04	$.96
Return on Average Equity	10.72%	12.86%	12.54%
Return on Average Assets	.77%	.93%	.90%

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2007 and 2006.

	For the Six Months Ended June 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$967,335	$36,733	7.59%	$941,862	$33,404	7.09%
Investment securities	275,896	7,887	5.72	227,350	5,557	4.89
Other interest earning assets	17,446	461	5.29	11,978	317	5.31
Total earning assets	$1,260,677	45,081	7.15%	$1,181,190	39,278	6.65%

Interest-bearing liabilities
Interest-bearing deposits	$857,259	17,350	4.05%	$840,896	12,403	2.95%
Short-term borrowings	84,464	1,796	4.26	102,017	1,971	3.86
Long-term borrowings	167,540	4,154	4.96	152,043	3,691	4.85
Total interest-bearing liabilities	$1,109,263	23,300	4.20%	$1,094,956	18,065	3.30%

Net interest income and spread		$21,781	2.95%		$21,213	3.35%

Net interest margin			3.46%			3.59%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $.6 million during the first six months of 2007 over the same period in 2006, due to a $5.8 million (15%) increase in interest income offset by a $5.2 million (29%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $79.5 million (7%) and an increased yield on the interest-earning assets during the first six months of 2007 when compared to the first six months of 2006. The increase in average interest-earning assets is primarily attributable to the growth that we experienced in our investment portfolio in connection with the investment leverage strategy implemented during the fourth quarter of 2006 and first six months of 2007, which used brokered certificates of deposit to fund the purchase of higher yielding corporate bonds. The rising interest rate environment and the increase in the investment portfolio yield contributed to the increase in the average rate on our average earning assets of 50 basis points, from 6.65% for the first six months of 2006 to 7.15% for the first six months of 2007 (on a fully tax equivalent basis).

Interest expense increased during the first six months of 2007 when compared to the same period of 2006 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $14.3 million. Deposits have increased in 2007 by approximately $16 million due to an increase in money market funds and a successful retail promotion of a nine-month certificate of deposit. The combined effect of the increasing rate environment and the volume increases in our average interest-bearing liabilities resulted in a 90 basis point increase in the average rate paid on our average interest-bearing liabilities from 3.30% for the six months ended June 30, 2006 to 4.20% for the same period of 2007. The net result of the aforementioned factors was a 13 basis point decrease in the net interest margin during the first six months of 2007 to 3.46% from 3.59% when compared to the same time period of 2006. Management believes that the investment leverage strategy will result in increased earnings, but will continue to have a negative impact on our net interest margin.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$977,446	$18,841	7.71%	$936,232	$16,955	7.24%
Investment securities	279,594	4,173	5.97	226,909	2,848	5.02
Other interest earning assets	19,652	250	5.09	10,430	145	5.60
Total earning assets	$1,276,692	23,264	7.29%	$1,173,571	19,948	6.80%

Interest-bearing liabilities
Interest-bearing deposits	$872,168	9,025	4.14%	$833,596	6,367	3.06%
Short-term borrowings	75,963	833	4.39	96,788	951	3.93
Long-term borrowings	169,451	2,089	4.93	158,658	1,907	4.81
Total interest-bearing liabilities	$1,117,582	11,947	4.28%	$1,089,042	9,225	3.39%

Net interest income and spread		$11,317	3.01%		$10,723	3.41%

Net interest margin			3.55%			3.66%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the second quarter of 2007 increased $.6 million when compared to the second quarter of 2006. This increase resulted from a $3.3 million increase in interest income during the period, offset by an increase in interest expense of $2.7 million. The increase in interest income resulted from an increase in average interest-earning assets of $103.1 million (9%), coupled with a 49 basis point increase in the average yield on earning assets. Average loans increased by $41.2 million while the average balance in investment securities rose by $52.7 million. The most prominent increase in yield was the 95 basis point increase on the investment portfolio as a result of the portfolio restructuring that occurred early in the second quarter 2007. Average interest-bearing liabilities increased by $28.5 million (3%) during the second quarter of 2007 when compared to the second quarter of 2006. This increase resulted primarily from the increase in interest-bearing deposits of $38.6 million and an increase in long-term borrowings of $10.8 million, offset by a decline in short-term borrowings of $20.8 million. The effective rate on these liabilities increased by 90 basis points. Overall, the net interest margin decreased by 11 basis points from 3.66% to 3.55% when comparing quarter to quarter.

Provision for Loan Losses

The provision for loan losses was $.5 million for the six months ended June 30, 2007, compared to $.1 million for the same period of 2006. The increase in the provision in 2007 is due to increased net charge offs and loan growth during the first six months of 2007. The provision for loan losses for the second quarter of 2007 increased $.2 million when compared to the second quarter of 2006. Further discussion on the allowance can be found on page 16.

Other Operating Income

Other operating income decreased $.4 million during the first six months of 2007 when compared to the same period of 2006. The decrease resulted from the recognition of the aforementioned $1.6 million loss associated with the transfer of investment securities from the available-for-sale category to the trading category and subsequent sale of these securities. Excluding this non-recurring charge, other operating income would have increased $1.2 million for the first six months of 2007 when compared to the same period of 2006, driven by trust department earnings and insurance commissions. Other income for the second quarter of 2007 increased $.7 million when compared to the second quarter of 2006. Trust department earnings were strong for the first six months as a result of successful business development efforts, resulting in increases in the average market value of assets under management. Insurance commissions also increased due to collection of contingency income and additional income generated by a new book of business that was acquired in April 2007. Contingency income is received from the insurance carriers based upon claims histories and varies from year to year. Other income increased during the period as a result of increased fees on the origination of secondary market mortgages and increased miscellaneous service charges. The composition of operating income is illustrated below.

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Six Months ended		Three Months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Service charges	44%	39%	37%	41%
Trust department	31%	26%	25%	26%
Securities (losses)/gains	(25%)	—	(2%)	—%
Insurance commissions	17%	11%	12%	12%
Bank owned life insurance	9%	6%	7%	6%
Other income	24%	18%	21%	15%
	100%	100%	100%	100%

Other Operating Expense

Other operating expenses increased 3% for the first six months of 2007 and increased 9% for the second quarter when compared to the same time periods of 2006. The increases are attributable to increases in occupancy and equipment expense due to the opening of two branch offices and our new operations center. In addition, we experienced a slight increase in other expenses such as marketing, consulting and other miscellaneous expenses. However, the composition of operating expenses has remained consistent as illustrated below.

	Expense as % of Total Other Operating Expenses
	Six Months ended		Three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Salaries and employee benefits	52%	55%	52%	54%
Occupancy, equipment and data processing	19%	17%	19%	18%
Other	29%	28%	29%	28%
	100%	100%	100%	100%

Applicable Income Taxes

The effective tax rate for the first six months and second quarter of 2007 decreased to 32% from 33% for the first six months and second quarter of 2006. This decrease reflects management’s strategy implemented during 2006 to restructure the composition of the investment portfolio to include more tax-exempt municipal securities and additional purchases of bank owned life insurance, which the income from is also tax-exempt.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.43 billion at June 30, 2007, an increase of $83 million (6.2%) since December 31, 2006. This increase is a result of increases in gross loans of $47 million, the investment portfolio of $34 million, and other assets of $2 million. Total liabilities increased by approximately $82 million during the first half of 2007, reflecting an increase in total deposits of $93 million and an increase in long-term borrowings of $16 million, offset by a reduction in short-term borrowings of $29 million. The decrease in short-term borrowings reflects a decline in balances in our treasury management product and the replacement of a short-term FHLB advance with money market funds.

 Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	June 30, 2007		December 31, 2006
Commercial	$443.5	44%	$408.4	42%
Residential - Mortgage	383.3	38	359.6	37
Installment	172.3	17	181.6	19
Residential - Construction	11.6	1	14.1	2
Total Loans	$1,010.7	100%	$963.7	100%

Comparing loans at June 30, 2007 to loans at December 31, 2006, our loan portfolio has increased by $47.0 million (5%). Growth in the residential mortgage portfolio ($23.7 million) is attributable to a $25 million mortgage loan purchase that was consummated at the end of April 2007. This purchase was made up of adjustable-rate loans and should generate an additional 105 basis points of net monthly income. This purchase was offset by a slight decline in the in-house portfolio, which resulted from a flat interest rate yield curve and a consumer preference for locking in fixed-rate mortgage loans. The Bank has opted to originate these fixed-rate loans for the secondary mortgage market. The commercial portfolio has increased ($35.1 million) as a result of in-house production and commercial participations with other financial institutions. These increases were offset by a decline in the installment portfolio ($9.3 million) and residential construction ($2.5 million) portfolio. At June 30, 2007, approximately 80% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	June 30, 2007	December 31, 2006
Non-accrual loans	$2,200	$3,190
Accruing loans past due 90 days or more	1,419	658
Total	$3,619	$3,848
Total as a percentage of total loans	.36%	.40%

Recently, there has been a lot of national media attention about “sub-prime” lending and the resulting increase in bankruptcies. A sub-prime loan is defined generally as loan made to a borrower with a weak credit record or a reduced repayment capacity. These borrowers usually pose a higher risk of default and foreclosure. Generally, we do not make sub-prime loans. If and when we do, however, mitigating factors typically exist which warrant extending the loan.

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

We use the methodology outlined in the FFIEC December 2006 Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized. If a Watchlist loan is determined to be impaired and under-collateralized, a specific reserve is established or charge-off taken, as appropriate.

The allowance for loan losses is based on estimates, and actual losses may vary materially from current estimates. These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary a corresponding increase or decrease is made in the provision for loan losses. The methodology used to determine the adequacy of the allowance for loan losses is substantially consistent with prior years.

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):

	2007	2006
Balance, January 1	$6,530	$6,416
Gross charge offs	(907)	(682)
Recoveries	295	324
Net credit losses	(612)	(358)
Provision for loan losses	530	80
Balance at end of period	$6,448	$6,138
Allowance for Loan Losses to loans outstanding (as %)	.64%	.64%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.13%	.08%

The allowance for loan losses decreased to $6.4 million at June 30, 2007, compared to $6.5 million at December 31, 2006. Non-accrual loans have decreased to $2.2 million at June 30, 2007, compared to $3.2 million at December 31, 2006. Management believes that the allowance at June 30, 2007 is adequate to provide for probable losses inherent in our loan portfolio.

Net charge offs relating to the installment loan portfolio represents 44% of our total net charge-offs for the first six months of 2007. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $2.7 million or 1.6% of the installment portfolio at June 30, 2007, compared to $3.3 million or 1.8% at December 31, 2006.

The provision for loan losses was $.5 million for the first six months of 2007, compared to $.1 million for the same period of 2006. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

In an April 13, 2007 press release, we announced our decision to early adopt Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No.159”) and Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“SFAS No. 157”), and presented financial information related to an associated restructuring of our investment portfolio. The decision to early adopt fair value accounting was based on what we believed to be an appropriate interpretation of SFAS No. 159 at that time after consulting with our independent registered public accounting firm. The decision to early adopt was also influenced by our decision to substantially change the economic position of our investment portfolio by shifting the anticipated cash flow of the investment portfolio (from maturing securities, amortizing securities and securities subject to call) from the short-term period of six months to three years into the intermediate term of three to eight years. After that press release was issued, informal guidance emerged that created uncertainty as to the proper interpretation and implementation of these accounting standards, which caused us to re-evaluate our initial intent to early adopt them. As a result of our re-evaluation, and after considering the totality of the circumstances at that time, we decided to rescind our initial early adoption of SFAS No. 159 and SFAS No. 157. We nevertheless believe that our investment portfolio restructuring will provide long-term benefits to shareholders.

We were able to improve our investment portfolio by replacing certain securities with securities having a longer duration. To accomplish this during the first quarter of 2007, we transferred available-for-sale securities with a carrying value of $76.9 million at the beginning of the quarter to trading securities with the anticipation of selling the securities and replacing them with higher yielding investments. We determined that the securities earmarked for sale would, if retained, have subjected our earnings to higher volatility in a declining interest rate environment. As a result of transferring these securities to the trading category and our decision to rescind SFAS No. 159 and SFAS No. 157, we recognized a pre-tax loss of approximately $1.5 million in earnings for the first quarter of 2007. On April 11, 2007, we sold $73 million of the securities held in trading at March 31, 2007 recognizing an additional loss of $.1 million. We expect that these losses will be partially offset during the remainder of the year by the increase in investment income that we expect to recognize from the restructuring. The securities sold had an average book yield of 4.28%. The proceeds from the sale of these securities were reinvested in securities having an average book yield of approximately 5.55%. The securities purchased included government agency bonds with a longer duration than those sold as well as tax-free municipal bonds. The longer duration bonds were purchased at a discount and better position the Corporation in a declining interest rate environment by protecting against premium and reinvestment risk. The municipal bonds assist in lowering our effective tax rate. Over the past couple of years, we have undertaken several strategies to protect against the risk of future investment cash flow being reinvested in a lower interest rate environment. The restructuring of our investment portfolio enabled us to rebalance the portfolio and restructure the maturity schedule of the portfolio to mitigate the effects of premium and call risk and to manage our future interest rate risk and effective tax yield. We expect the restructuring to result in an on-going stream of higher interest income for shareholders and to have a positive impact on our net interest margin.

At June 30, 2007, our entire investment securities portfolio is classified as available for sale and carried at fair value. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive income, a component of shareholders’ equity. At June 30, 2007, the total cost basis of the investment portfolio was $301.8 million compared to a fair value of $297.1 million.

The following table presents the composition of our securities portfolio (fair values) at the dates indicated:

(Dollars in millions)	June 30, 2007		December 31, 2006
Securities Available-for-Sale:
U.S. government and agencies	$95.5	32%	$97.5	37%
Mortgage-backed securities	53.9	18	50.9	19
Obligations of states and political subdivisions	73.8	25	68.4	26
Corporate and other debt securities	73.9	25	46.5	18
Total Investment Securities	$297.1	100%	$263.3	100%

The increase in our investment portfolio since year-end 2006 is due to the purchase of $20 million in corporate bonds during the first six months of 2007 as part of a leverage strategy originally implemented during the fourth quarter of 2006 and the purchase of additional securities in June 2007.

At June 30, 2007, the securities classified as available-for-sale included a net unrealized loss of $4.7 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2006 was an unrealized loss of $1.2 million. The fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.

Management does not believe that an unrealized loss on any individual security as of June 30, 2007 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities available-for-sale presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

There has been a lot of media attention regarding “sub-prime” mortgage investments. “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments. We define “sub-prime” mortgages in the Risk Elements of Loan Portfolio section on page 16. We do not have significant exposure to these types of securities.

Deposits

  The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	June 30, 2007		December 31, 2006
Noninterest-bearing demand deposits	$110.7	10%	$106.6	11%
Interest-bearing demand deposits	336.0	32	279.5	29
Savings deposits	43.5	4	43.1	4
Time deposits less than $.1	228.3	21	236.8	24
Time deposits $.1 or more	346.0	33	305.4	32
Total Deposits	$1,064.5	100%	$971.4	100%

Deposits increased $93.1 million during the first six months of 2007 when compared to deposits at December 31, 2006. Interest-bearing demand deposits increased due to successful retail growth in the money market product and the receipt of $30 million in brokered money market funds. Time deposits of $100,000 or more grew as a result of an increase in brokered certificates of deposit to fund the corporate bonds purchased as part of our investment leverage strategy during the first half of 2007 and from increased public funds.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	June 30, 2007	December 31, 2006

FHLB short-term borrowings	$11.0	$24.5
Securities sold under agreements to repurchase	59.9	74.9
Total short-term borrowings	$70.9	$99.4

FHLB advances	$146.9	$130.4
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$182.8	$166.3

Total short-term borrowings decreased by approximately $28.5 million during the first six months of 2007 due to a decline in municipal funds invested in our treasury management product and the maturity of an FHLB advance. This short-term advance was replaced with money market funds. Long-term borrowings increased by $16.5 million during the same period due to a new borrowing of $20 million in FHLB advances to fund the purchase of mortgage loans in April, offset by scheduled principal repayments on existing FHLB advances.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As discussed in Note G to the consolidated financial statements, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs. We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at June 30, 2007:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.53%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.46	4.00	6.00
Tier 1 Capital (to average assets)	8.91	3.00	5.00

At June 30, 2007, the Corporation was categorized as “well capitalized” under federal banking regulatory capital requirements.

The Corporation paid a cash dividend of $.195 per share on May 1, 2007. On June 21, 2007, the Corporation declared another dividend of an equal amount, to be paid on August 1, 2007 to shareholders of record as of July 17, 2007.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $119.6 million and $6.9 million, respectively, at June 30, 2007, compared to $119.8 million and $7.2 million, respectively, at December 31, 2006. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2007 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2006. Management does not believe that any material changes in our risk factors have occurred since December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2007 annual meeting of shareholders held on April 24, 2007, the shareholders elected six individuals to serve as directors until the 2010 annual meeting of shareholders and until their successors are duly elected and qualify. Our Board of Directors submitted the matters to a vote through solicitation of proxies. The results of the elections are as follows:

Class III (Terms expires 2010)	FOR	WITHHELD	ABSTAINED	BROKER NON-VOTES

01 M. Kathryn Burkey	4,159,382	137,961	N/A	N/A
02 Karen F. Myers	4,160,131	137,212	N/A	N/A
03 I. Robert Rudy	4,115,090	181,384	N/A	N/A
04 Richard G. Stanton	3,843,163	454,180	N/A	N/A
05 Robert G. Stuck	4,170,200	127,134	N/A	N/A
06 H. Andrew Walls, III	4,137,908	159,435	N/A	N/A

Also at the 2006 annual meeting of shareholders, a vote was cast through solicitation of proxies for approval of the First United Omnibus Equity Compensation Plan. The results of the election are as follows:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES

2,818,835	362,293	81,899	N/A

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

FIRST UNITED CORPORATION

Date: August 6, 2007	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date August 6, 2007	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Senior Vice-President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

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