Form 10-Q
period 2007-09-30
FIRST UNITED CORP/MD/
filed 2007-11-05
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,153,279 shares of common stock, par value $.01 per share, as of October 31, 2007.

INDEX TO REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share data)

	September 30 2007	December 31 2006
	(Unaudited)
Assets
Cash and due from banks	$21,719	$23,325
Interest-bearing deposits in banks	528	2,463
Investment securities available-for-sale (at fair value)	299,105	263,272
Federal Home Loan Bank stock, at cost	10,190	9,620
Loans	1,031,864	963,656
Allowance for loan losses	(6,871)	(6,530)
Net loans	1,024,993	957,126
Premises and equipment, net	31,169	29,852
Goodwill and other intangible assets, net	14,731	14,536
Bank owned life insurance	28,758	27,926
Accrued interest receivable and other assets	27,453	21,197

Total Assets	$1,458,646	$1,349,317

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$104,318	$106,579
Interest-bearing deposits	952,583	864,802
Total deposits	1,056,901	971,381
Short-term borrowings	107,407	99,379
Long-term borrowings	178,712	166,330
Accrued interest payable and other liabilities	13,444	14,202
Dividends payable	1,204	1,169
Total Liabilities	1,357,668	1,252,461
Shareholders' Equity
Preferred stock — no par value;
Authorized and unissued 2,000 shares
Capital Stock — par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,158 shares at September 30, 2007 and 6,141 shares at December 31, 2006	62	61
Surplus	21,799	21,448
Retained earnings	86,117	80,927
Accumulated other comprehensive loss	(7,000)	(5,580)
Total Shareholders' Equity	100,978	96,856

Total Liabilities and Shareholders' Equity	$1,458,646	$1,349,317

FIRST UNITED CORPORATION
Consolidated Statements of Income

(in thousands, except per share data)

	Nine Months Ended September 30
	2007	2006
	(Unaudited)
Interest income
Loans, including fees	$56,573	$51,067
Investment securities:
Taxable	9,011	5,400
Exempt from federal income tax	2,303	2,128
Total investment income	11,314	7,528
Dividends on FHLB stock	410	383
Federal funds sold and interest bearing deposits	224	98
Total interest income	68,521	59,076

Interest expense
Deposits	27,397	19,600
Short-term borrowings	2,525	3,214
Long-term borrowings	6,399	5,631
Total interest expense	36,321	28,445
Net interest income	32,200	30,631
Provision for loan losses	1,320	579
Net interest income after provision for loan losses	30,880	30,052
Other operating income
Service charges	4,268	3,539
Trust department	2,986	2,636
Securities (losses)/gains	(1,610)	4
Insurance commissions	1,652	1,176
Earnings on Bank owned life insurance	832	624
Other	2,314	2,351
Total other operating income	10,442	10,330
Other operating expenses
Salaries and employee benefits	15,166	14,725
Occupancy, equipment and data processing	5,384	4,816
Other	8,155	7,451
Total other operating expenses	28,705	26,992
Income before income taxes	12,617	13,390
Applicable income taxes	3,796	4,276
Net income	$8,821	$9,114

Earnings per share	$1.43	$1.49
Dividends per share	$.585	$.570
Weighted average number of shares
Outstanding	6,150	6,127

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30
	2007	2006
	(Unaudited)
Interest income
Loans, including fees	$19,854	$17,675
Investment securities:
Taxable	3,434	1,989
Exempt from federal income tax	801	732
Total investment income	4,235	2,721
Dividends on FHLB stock	138	141
Federal funds sold and interest bearing deposits	35	23
Total interest income	24,262	20,560

Interest expense
Deposits	10,047	7,197
Short-term borrowings	729	1,243
Long-term borrowings	2,245	1,940
Total interest expense	13,021	10,380
Net interest income	11,241	10,180
Provision for loan losses	790	499
Net interest income after provision for loan losses	10,451	9,681
Other operating income
Service charges	1,484	1,375
Trust department	983	910
Insurance commissions	549	410
Earnings on Bank owned life insurance	289	212
Other	758	603
Total other operating income	4,063	3,510
Other operating expenses
Salaries and employee benefits	5,147	4,592
Occupancy, equipment and data processing	1,830	1,607
Other	2,649	2,339
Total other operating expenses	9,626	8,538
Income before income taxes	4,888	4,653
Applicable income taxes	1,333	1,388
Net income	$3,555	$3,265

Earnings per share	$.58	$.53
Dividends per share	$.195	$.190
Weighted average number of shares
Outstanding	6,150	6,133

FIRST UNITED CORPORATION
Consolidated Statement of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Operating activities
Net income	$8,821	$9,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,320	579
Depreciation	1,915	1,877
Amortization of intangible assets	485	483
Net accretion and amortization of investment securities discounts and premiums	110	130
Loss/(gain) on sale of investment Securities	1,610	(4)
Increase in accrued interest receivable and other assets	(5,326)	(2,843)
Increase/(decrease) in accrued interest payable and other liabilities	(758)	44
Earnings on bank owned life insurance	(832)	(624)
Net cash provided by operating activities	7,345	8,756
Investing activities
Net decrease in interest-bearing deposits in banks	1,935	3,381
Investment securities available-for-sale:
Proceeds from maturities	41,174	38,328
Proceeds from sales	-	548
Purchases of investments	(152,688)	(53,015)
Proceeds from sales of investment securities held for trading	71,611	-
Net (increase)/decrease in loans	(44,232)	2,852
Purchase of mortgage loans	(24,955)	-
Net increase in FHLB stock	(570)	(1,469)
Acquisition of insurance business	(680)	-
Purchases of premises and equipment	(3,232)	(2,155)
Net cash (used in) investing activities	(111,637)	(11,530)

Financing activities
Net increase/(decrease) in short-term borrowings	8,028	(13,703)
Repayments of long-term borrowings	(61,118)	(30,282)
New issues of long-term borrowings	73,500	55,000
Net increase/(decrease) in deposits	85,520	(7,311)
Cash dividends paid	(3,596)	(3,491)
Proceeds from issuance of common stock	360	378
Stock Repurchase	(8)
Net cash provided by financing activities	102,686	591
Decrease in cash	(1,606)	(2,183)
Cash at beginning of the year	23,325	24,610

Cash at end of period	$21,719	$22,427

FIRST UNITED CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine-month and the three-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Management systematically evaluates available-for-sale securities for impairment on a quarterly basis. Declines in the fair value of available-for-sale securities below their cost that are considered other-than-temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded using the specific identification method.

Note E - Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive income/(loss). Total comprehensive income (which consists of net income plus the change in unrealized gains/(losses) on investment securities available-for-sale), net of taxes and pension obligations, was $7.4 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively, and $4.2 million and $5.8 million for the three months ended September 30, 2007 and 2006, respectively.

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

$20.6 million—6.02% fixed rate for five years payable quarterly, converting to floating rate based on three-month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (8.44% at September 30, 2007) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note G - Borrowed Funds

  The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	September 30, 2007	December 31, 2006
Short-term FHLB advance, Daily borrowings, interest rate at end of period of 5.24% and 5.50%, respectively	$39,000	$4,500
Short-term FHLB advance, One year advance, interest rate of 5.44%	-	20,000
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 3.83% and 3.96%, respectively	68,407	74,879
	$107,407	$99,379

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 3.77% to 4.98% at September 30, 2007	$142,783	$130,401
Junior subordinated debentures, bearing interest at rates ranging from 5.88% to 8.44% at September 30, 2007	35,929	35,929
	$178,712	$166,330

Note H - Pension and SERP Plans

The following tables present the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, its Supplemental Executive Retirement Plan, and the related components:

Pension	For the nine months ended September 30		For the three months ended September 30
(In thousands)	2007	2006	2007	2006
Service cost	$606	$606	$202	$202
Interest cost	867	806	289	270
Expected return on assets	(1,387)	(1,206)	(503)	(402)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized loss	128	129	43	43
Prior service cost	7	6	2	2
Net pension expense included in employee benefits	$191	$311	$23	$105

SERP	For the nine months ended September 30		For the three months ended September 30
(In thousands)	2007	2006	2007	2006
Service cost	$135	$105	$45	$35
Interest cost	192	150	64	50
Recognized loss	153	90	51	30
Prior service cost	84	84	28	28
Net pension expense included in employee benefits	$564	$429	$188	$143

The Corporation has made a contribution to its pension plan of $5.0 million for the 2007 plan year.

Note I - Letters of Credit and Off Balance Sheet Liabilities

  First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.7 million of outstanding standby letters of credit at September 30, 2007 and $7.2 million at December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2007 and December 31, 2006 is material.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating EITF 06-10 but believe it will not have a material impact on our consolidated financial statement or disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008 (although early-adoption was permitted under certain circumstances). Further information about SFAS No. 159 may be found below in Item 2 under the caption “FINANCIAL CONDITION - Investment Securities”.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows. See further discussion on page 19.

In September 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, interim period accounting, and disclosures. FIN No. 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination (including appeals and litigation) based upon its technical merits. If a tax position meets the more likely than not recognition threshold, it is measured to determine the benefit amount to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 was adopted by the Corporation on January 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Corporation’s consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail in the periodic reports that First United Corporation files with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q (see Item 1A of Part II of this report). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, the Trusts, and First United Insurance Group, LLC, a full service insurance producer organized under Maryland law (the “Insurance Group”). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 26 offices and 35 automated teller machines.

We maintain an Internet site at www.mybankfirstunited.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

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

We believe that our most critical accounting policy relates to the allowance for loan losses, which is an estimate of the losses that may be sustained in our loan portfolio. Management described this and our other critical accounting policies and estimates in the section of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Item 7 of Part II). There have been no significant changes in our critical accounting policies since December 31, 2006.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2007 and 2006 and is qualified in its entirety by the detailed information and unaudited consolidated financial statements and the notes thereto included elsewhere in this report.

	As of or For the Nine Months Ended September 30
	2007	2006
Per Share Data
Net Income	$1.43	$1.49
Dividends Declared	.585	.570
Book Value	16.40	16.10

Significant Ratios
Return on Average Assets (a)	.84%	.93%
Return on Average Equity (a)	11.84	12.79
Dividend Payout Ratio	40.78	38.88
Average Equity to Average Assets	7.53	7.28

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first nine months of 2007 totaled $8.8 million or $1.43 per share, compared to $9.1 million or $1.49 per share for the same period of 2006. The decrease in net income resulted primarily from a non-recurring pre-tax charge of approximately $1.6 million ($1.0 million or $.18 per share, net of tax) associated with the transfer of certain investment securities from the available-for-sale category to the trading category during the first quarter of 2007 and the subsequent sale of those securities during the second quarter. The loss was partially offset by increases in other operating income, particularly, trust department income, insurance commissions, secondary market fees, and debit card income. We have experienced increased earnings on interest-earning assets, which was a direct result of the increases in the general level of interest rates that occurred during 2006 and continued into 2007, a restructuring of the investment portfolio as well as increased average balances of our interest-earning assets. However, this increase in interest income was substantially offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in our average balances of such liabilities. As a result, our net interest income for the first nine months of 2007 increased $1.6 million when compared to the same period of 2006, but our net interest margin declined from 3.57% in the first nine months of 2006 to 3.48% in the first nine months of 2007. The provision for loan losses was $1.3 million for the nine months ended September 30, 2007, compared to $.6 million for the same period of 2006. The increase in the provision in 2007 is due to increased net charge offs, non-accruals, loan growth and changes in economic conditions during the first nine months of 2007.

Other operating income increased $.1 million during the first nine months of 2007 when compared to the same period of 2006 despite the recognition of a $1.6 million loss related to the above-mentioned transfer and sale of investment securities. Trust department earnings, insurance commissions, service charges, and other mortgage related fees were strong for the period, offsetting the effects of the securities losses. Operating expenses increased $1.7 million in the first nine months of 2007 when compared to the first nine months of 2006, due primarily to increased occupancy and equipment expenses and other expenses.

Consolidated net income for the third quarter of 2007 totaled $3.6 million or $.58 per share, compared to $3.3 million or $.53 per share for the same period of 2006. The net interest margin for the third quarter of 2007 reflects the effects of the same factors discussed above as affecting the first nine months of 2007. Third quarter 2007 results improved over third quarter 2006 results due to a 10% increase in net interest income and a 16% increase in other operating income. Third quarter 2007 operating expenses increased by 13% when compared to operating expenses for the third quarter of 2006, due to increased personnel costs, occupancy and equipment and other expenses.

Comparing the first nine months of 2006 and 2007, our performance ratios declined during the first nine months of 2007 due to the recognition of the $1.6 million pre-tax loss on the transfer and sale of investment securities. The proceeds from the sale were reinvested in securities with a higher book yield resulting in an additional $.9 million of interest income annually. Our year-to-date 2007 performance results, exclusive of the impact of the non-recurring securities losses and the associated increase in interest income and taxes, are presented in the following table:

	For the nine months ended
	September 30, 2007		September 30, 2006
	Actual	Excluding Securities Loss & Associated Income and Taxes	Actual
Net Income	$8,821	$9,675	$9,114
Earnings Per Share	$1.43	$1.57	$1.49
Return on Average Equity	11.84%	12.99%	12.79%
Return on Average Assets	.84%	.92%	.93%

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$982,948	$56,593	7.68%	$944,689	$51,088	7.21%
Investment securities	283,932	12,552	5.89	231,126	8,672	5.00
Other interest earning assets	15,683	634	5.40	11,556	482	5.56
Total earning assets	$1,282,563	69,779	7.25%	$1,187,371	60,242	6.76%

Interest-bearing liabilities
Interest-bearing deposits	$892,939	27,397	4.09%	$838,998	19,600	3.12%
Short-term borrowings	80,325	2,525	4.19	105,773	3,214	4.05
Long-term borrowings	171,388	6,399	4.98	152,734	5,631	4.92
Total interest-bearing liabilities	$1,144,652	36,321	4.23%	$1,097,505	28,445	3.46%

Net interest income and spread		$33,458	3.02%		$31,797	3.30%

Net interest margin			3.48%			3.57%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $1.7 million during the first nine months of 2007 over the same period in 2006, due to a $9.5 million (16%) increase in interest income offset by a $7.9 million (28%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $95.2 million (8%) and an increased yield on the interest-earning assets during the first nine months of 2007 when compared to the first nine months of 2006. The increase in average interest-earning assets is primarily attributable to healthy commercial loan growth and the growth that we experienced in our investment portfolio in connection with the investment leverage strategy implemented during the fourth quarter of 2006 and first quarter of 2007, which used brokered certificates of deposit to fund the purchase of higher yielding corporate bonds. The rising interest rate environment and the increase in the investment portfolio yield contributed to the increase in the average rate on our average earning assets of 49 basis points, from 6.76% for the first nine months of 2006 to 7.25% for the first nine months of 2007 (on a fully tax equivalent basis).

Interest expense increased during the first nine months of 2007 when compared to the same period of 2006 due to the higher interest rate environment and an overall increase in average interest-bearing liabilities of $47.1 million. Average interest bearing deposits have increased in 2007 by $53.9 million due to an increase in money market funds and successful retail promotions of certificates of deposit. The effect of the increasing rate environment and competition for retail deposits resulted in a 77 basis point increase in the average rate paid on our average interest-bearing liabilities from 3.46% for the nine months ended September 30, 2006 to 4.23% for the same period of 2007. The net result of the aforementioned factors was a 9 basis point decrease in the net interest margin during the first nine months of 2007 to 3.48% from 3.57% during the same period of 2006. Management believes that the investment leverage strategy will result in increased earnings, but will continue to have a negative impact on our net interest margin.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30
	2007			2006
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,013,771	$19,860	7.83%	$942,707	$17,684	7.50%
Investment securities	300,003	4,665	6.22	238,679	3,115	5.22
Other interest earning assets	12,195	173	5.71	10,728	164	6.15
Total earning assets	$1,325,969	24,698	7.45%	$1,192,114	20,963	7.03%

Interest-bearing liabilities
Interest-bearing deposits	$942,922	10,047	4.26%	$825,545	7,197	3.49%
Short-term borrowings	74,145	729	3.93	113,757	1,243	4.37
Long-term borrowings	178,958	2,245	5.02	154,155	1,940	5.03
Total interest-bearing liabilities	$1,196,025	13,021	4.35%	$1,093,457	10,380	3.80%

Net interest income and spread		$11,677	3.10%		$10,583	3.23%

Net interest margin			3.52%			3.55%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the third quarter of 2007 increased $1.1 million when compared to the third quarter of 2006. This increase resulted from a $3.7 million increase in interest income during the period, offset by an increase in interest expense of $2.6 million. The increase in interest income resulted from an increase in average interest-earning assets of $133.9 million (11%), coupled with a 42 basis point increase in the average yield on earning assets. Average loans increased by $71.1 million while the average balance in investment securities rose by $61.3 million. The most prominent increase in yield was the 100 basis point increase on the investment portfolio as a result of the portfolio restructuring that occurred early in the second quarter 2007. Average interest-bearing liabilities increased by $102.6 million (9%) during the third quarter of 2007 when compared to the third quarter of 2006. This increase resulted primarily from the increase in interest-bearing deposits of $117.4 million and an increase in long-term borrowings of $24.8 million, offset by a decline in short-term borrowings of $39.6 million. The effective rate on the liabilities increased by 55 basis points. Overall, the net interest margin decreased by 3 basis points from 3.55% for the third quarter of 2006 to 3.52% for the same period of 2007.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the nine months ended September 30, 2007, compared to $.6 million for the same period of 2006. The provision for loan losses for the third quarter of 2007 increased $.3 million when compared to the third quarter of 2006. The increase in the provision in 2007 is due to increased net charge offs, an increase in the level of non-accrual loans and loan growth during 2007 and the change in economic factors during the third quarter of 2007. The adequacy of the allowance for loan losses is discussed below under the heading “FINANCIAL CONDITION - Allowance and Provision for Loan Losses”.

Other Operating Income

Other operating income increased slightly during the first nine months of 2007 when compared to the same period of 2006. Our continued emphasis on generating fee-based income resulted in increases in service charge income, trust department income, and insurance commission income. These increases were offset by the recognition of the aforementioned $1.6 million loss associated with the transfer of investment securities from the available-for-sale category to the trading category and subsequent sale of these securities. Excluding this non-recurring charge, other operating income would have increased $1.7 million for the first nine months of 2007 when compared to the same period of 2006, driven by service charge income, trust department earnings and insurance commissions. Other income for the third quarter of 2007 increased $.6 million when compared to the third quarter of 2006. Trust department earnings were strong for the first nine months as a result of successful business development efforts, resulting in increases in the average market value of assets under management. Insurance commissions also increased due to the collection of contingency income and additional income generated by the acquisition of two books of business during the second and third quarters of 2007. Contingency income is received from the insurance carriers based upon factors beyond our control, including claims histories, and varies from year to year. Other income increased during the period as a result of increased fees on the origination of secondary market mortgages and increased miscellaneous service charges. The composition of operating income is illustrated below.

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Nine Months ended		Three Months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Service charges	41%	34%	37%	39%
Trust department	29%	26%	24%	26%
Insurance commissions	15%	11%	13%	12%
Bank owned life insurance	8%	6%	7%	6%
Other income	22%	23%	19%	17%
	115%	100%	100%	100%
Securities (losses)/gains	(15%)	-	—	—
	100%	100%	100%	100%

Other Operating Expense

Other operating expenses increased 6% for the first nine months of 2007 and increased 13% for the third quarter when compared to the same time periods of 2006. The increases are attributable to increases in personnel expenses due to the hiring of several regional market presidents to strengthen our presence in key market areas and to normal merit increases. Occupancy and equipment expenses increased due to the opening of three new branch offices and our new operations center. In addition, we experienced increases in other expenses such as marketing, consulting and other miscellaneous expenses. However, the composition of operating expenses has remained consistent as illustrated below.

In July 2007, the Board of Directors approved the conversion of our core operating system, which is expected to be completed by April 2008. The expense for this automated process is a large portion of our other expense category. We anticipate that this conversion will create operating efficiencies and better position us for advances in technology.

	Expense as % of Total Other Operating Expenses
	Nine Months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Salaries and employee benefits	53%	55%	53%	54%
Occupancy, equipment and data processing	19%	17%	19%	19%
Other	28%	28%	28%	27%
	100%	100%	100%	100%

Applicable Income Taxes

The effective tax rate for the first nine months and third quarter of 2007 decreased to 30% and 27%, respectively, compared to 32% and 30% for the same periods of 2006, respectively. This decrease reflects management’s strategy implemented during 2006 to restructure the composition of the investment portfolio to include more tax-exempt municipal securities and additional purchases of bank owned life insurance, for which the income is also tax-exempt. Management also invested in Qualified Zone Academy Bond (QZAB) securities, which generate tax credits for federal income tax purposes.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.46 billion at September 30, 2007, an increase of $109.3 million (8.1%) since December 31, 2006. This increase is a result of increases in gross loans of $68 million, the investment portfolio of $36 million, and other assets of $5 million. Total liabilities increased by approximately $105 million during the first nine months of 2007, reflecting an increase in total deposits of $85 million and an increase in long-term borrowings of $12 million and short-term borrowings of $8 million.

 Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	September 30, 2007		December 31, 2006
Commercial	$473.3	46%	$408.4	42%
Residential - Mortgage	383.3	37	359.6	37
Installment	164.4	16	181.6	19
Residential - Construction	10.9	1	14.1	2
Total Loans	$1,031.9	100%	$963.7	100%

Comparing loans at September 30, 2007 to loans at December 31, 2006, our loan portfolio has increased by $68.2 million (7%). Growth in the residential mortgage portfolio ($23.7 million) is attributable to a $25 million mortgage loan purchase that was consummated at the end of April 2007. This purchase was offset by a slight decline in the in-house portfolio, which resulted from a flat interest rate yield curve and a consumer preference for locking in fixed-rate mortgage loans. The Bank primarily originates fixed-rate loans for the secondary mortgage market. The commercial portfolio has increased ($64.9 million) as a result of in-house production and commercial participations with other financial institutions. These increases were offset by a decline in the installment portfolio ($17.2 million) and the residential construction ($3.2 million) portfolio. At September 30, 2007, approximately 81% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	September 30, 2007	December 31, 2006
Non-accrual loans	$7,160	$3,190
Accruing loans past due 90 days or more	2,260	658
Total	$9,420	$3,848
Total as a percentage of total loans	.91%	.40%

Non-accrual loans increased to $7.2 million at September 30, 2007, a $5.0 million increase since June 30, 2007. This increase is directly attributable to the placement of two acquisition and development lending relationships on non-accrual status due to a significant decline in lot sales at the projects. Management has performed an extensive review of the relationships and believes that the collateral securing the loans is adequate to protect the Bank’s interests. The Bank has a concentration in acquisition and development loans and relies on various monitoring policies and procedures and the extensive experience of Bank personnel to help mitigate the risks related to this type of lending activity.

During the past several months, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures. A sub-prime loan is defined generally as loan to a borrower with a weak credit record or a reduced repayment capacity. These borrowers typically pose a higher risk of defaults and foreclosure. We generally do not make sub-prime loans. If credit is extended to a sub-prime borrower, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan. As of September 30, 2007, management believes that our exposure to sub-prime loans is very minimal.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained to absorb losses resulting from the nonperformance of our loan portfolio. The allowance for loan losses is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

	2007	2006
Balance, January 1	$6,530	$6,416
Gross charge offs	(1,485)	(1,129)
Recoveries	506	411
Net credit losses	(979)	(718)
Provision for loan losses	1,320	579
Balance at end of period	$6,871	$6,277
Allowance for Loan Losses to loans outstanding (as %)	.67%	.66%
Net charge-offs to average loans outstanding During the period, annualized (as %)	.13%	.10%

Net charge offs relating to the installment loan portfolio represent 42% of our total net charge-offs for the first nine months of 2007. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has improved, as loans past due 30 days or more were $3.0 million or 1.8% of the installment portfolio at September 30, 2007, compared to $3.3 million or 1.8% at December 31, 2006.

The allowance for loan losses increased to $6.9 million at September 30, 2007, compared to $6.5 million at December 31, 2006. The provision for loan losses was $1.3 million for the first nine months of 2007, compared to $.6 million for the same period of 2006. The increase in the provision for loan losses in the first nine months of 2007 versus the same period of 2006 (and for the third quarter of 2007 versus third quarter of 2006) was in response to the increase in charge-offs and the results of the Bank’s quarterly review of the adequacy of the allowance for loan losses. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Management believes that the allowance at September 30, 2007 is adequate to provide for probable losses inherent in our loan portfolio.

Investment Securities

In an April 13, 2007 press release, we announced our decision to early adopt Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No.159”) and Statement of Financial Accounting Standards No. 157 “Fair Value Measurement” (“SFAS No. 157”), and presented financial information related to an associated restructuring of our investment portfolio. The decision to early adopt fair value accounting was based on what we believed to be an appropriate interpretation of SFAS No. 159 at that time after consulting with our independent registered public accounting firm. The decision to early adopt was also influenced by our decision to substantially change the economic position of our investment portfolio by shifting the anticipated cash flow of the investment portfolio (from maturing securities, amortizing securities and securities subject to call) from the short-term period of nine months to three years into the intermediate term of three to eight years. After that press release was issued, informal guidance emerged that created uncertainty as to the proper interpretation and implementation of these accounting standards, which caused us to re-evaluate our initial intent to early adopt them. As a result of our re-evaluation, and after considering the totality of the circumstances at that time, we decided to rescind our initial early adoption of SFAS No. 159 and SFAS No. 157. We nevertheless believe that our investment portfolio restructuring will provide long-term benefits to shareholders.

We were able to improve our investment portfolio by replacing certain securities with securities having a longer duration. This was accomplished in the first quarter of 2007, by the transfer of available-for-sale securities with a carrying value of $76.9 million at the beginning of the quarter to trading securities with the anticipation of selling the securities and replacing them with higher yielding investments. We determined that the securities earmarked for sale would, if retained, have subjected our earnings to higher volatility in a declining interest rate environment. As a result of transferring these securities to the trading category and our decision to rescind SFAS No. 159 and SFAS No. 157, we recognized a pre-tax loss of approximately $1.5 million in earnings for the first quarter of 2007. On April 11, 2007, we sold $73 million of the securities held in trading at March 31, 2007 recognizing an additional loss of $.1 million. As anticipated, these losses have been partially offset by the increase in investment income that we have recognized from the restructuring. The securities sold had an average book yield of 4.28%. The proceeds from the sale of these securities were reinvested in securities having an average book yield of approximately 5.55%. The securities purchased included government agency bonds with a longer duration than those sold as well as tax-free municipal bonds. The longer duration bonds were purchased at a discount and better position the Corporation in a declining interest rate environment by protecting against premium and reinvestment risk. The municipal bonds assist in lowering our effective tax rate. Over the past couple of years, we have undertaken several strategies to protect against the risk of future investment cash flow being reinvested in a lower interest rate environment. The restructuring of our investment portfolio enabled us to rebalance the portfolio and restructure the maturity schedule of the portfolio to mitigate the effects of premium and call risk and to manage our future interest rate risk and effective tax yield. We expect the restructuring to result in an on-going stream of higher interest income for shareholders and to have a positive impact on our net interest margin.

At September 30, 2007, our entire investment securities portfolio was classified as available for sale and carried at fair value. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive income or loss, a component of shareholders’ equity. At September 30, 2007, the total cost basis of the investment portfolio was $302.6 million, compared to a fair value of $299.1 million.

The following table presents the composition of our securities portfolio (fair values) at the dates indicated:

(Dollars in millions)	September 30, 2007		December 31, 2006
Securities Available-for-Sale:
U.S. government and agencies	$91.3	31%	$97.5	37%
Mortgage-backed securities	54.3	18	50.9	19
Obligations of states and political subdivisions	82.1	27	68.4	26
Corporate and other debt securities	71.4	24	46.5	18
Total Investment Securities	$299.1	100%	$263.3	100%

The increase in our investment portfolio since year-end 2006 is primarily due to the purchase of $25 million in corporate bonds during the first quarter of 2007 as part of a leverage strategy originally implemented during the fourth quarter of 2006 and the purchase of additional securities in September 2007.

At September 30, 2007, the securities classified as available-for-sale included a net unrealized loss of $3.5 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2006 was an unrealized loss of $1.2 million. The fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.

Management does not believe that an unrealized loss on any individual security as of September 30, 2007 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities available-for-sale presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

There has been a lot of media attention regarding “sub-prime” mortgage investments. “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments. We define “sub-prime” mortgages in the Risk Elements of Loan Portfolio section on page 18. We do not have significant exposure to these types of securities.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	September 30, 2007		December 31, 2006
Noninterest-bearing demand deposits	$104.3	10%	$106.6	11%
Interest-bearing demand deposits	398.0	37	279.5	29
Savings deposits	41.6	4	43.1	4
Time deposits less than $.1	231.1	22	236.8	24
Time deposits $.1 or more	281.9	27	305.4	32
Total Deposits	$1,056.9	100%	$971.4	100%

Deposits increased $85.5 million during the first nine months of 2007 when compared to deposits at December 31, 2006. Interest-bearing demand deposits increased $118.5 million due to successful retail growth in money market products and the receipt of $85 million in brokered money market funds. This increase was offset by a decline in time deposits of $100,000 or more as a result of maturities in brokered certificates of deposit near the end of the third quarter. These deposits temporarily rolled to short-term borrowings prior to being reinvested early in October 2007.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	September 30, 2007	December 31, 2006

FHLB short-term borrowings	$39.0	$24.5
Securities sold under agreements to repurchase	68.4	74.9
Total short-term borrowings	$107.4	$99.4

FHLB advances	$142.8	$130.4
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$178.7	$166.3

Total short-term borrowings increased by approximately $8.0 million during the first nine months of 2007 due to a decline in municipal funds invested in our treasury management product and the maturity of an FHLB advance, offset by an increase in overnight borrowings due to the maturity of brokered certificates of deposit at the end of the quarter. This short-term advance was replaced with money market funds. Long-term borrowings increased by $12.4 million during the same period due to a new borrowing of $20 million in FHLB advances to fund the purchase of mortgage loans in April, offset by scheduled principal repayments on existing FHLB advances.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As discussed in Notes F and G to the consolidated financial statements, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs. We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

The Board of Directors authorized a stock repurchase plan, effective August 15, 2007, that permits First United Corporation to repurchase up to 5% of its outstanding shares of common stock as of June 30, 2007 (or approximately 300,000 shares).

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at September 30, 2007:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.38%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.30	4.00	6.00
Tier 1 Capital (to average assets)	8.93	3.00	5.00

At September 30, 2007, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.

First United Corporation paid a cash dividend of $.195 per share on August 1, 2007. On September 19, 2007, First United Corporation declared another dividend of an equal amount, to be paid on November 1, 2007 to shareholders of record as of October 15, 2007.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $145.2 million and $7.7 million, respectively, at September 30, 2007, compared to $119.8 million and $7.2 million, respectively, at December 31, 2006. We are not a party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Interest Rate Sensitivity”. Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2006.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2007 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended September 30 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2007	-	-	-	-
August 2007	-	-	-	-
September 2007	1,300	$20.66	1,300	306,200
Total	1,300	$20.66	1,300	306,200

Note:

(1)
All shares were purchased under First United Corporation’s repurchase plan that was adopted effective August 15, 2007. The adoption of this plan was publicly announced on August 20, 2007. The plan authorizes the repurchase of up to 307,500 shares of common stock in open market and/or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate. The repurchase plan will continue until all shares are repurchased, unless earlier terminated by First United Corporation.

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

FIRST UNITED CORPORATION

Date: November 5, 2007	/s/ William B. Grant
William B. Grant, Chairman of the Board and Chief Executive Officer

Date November 5, 2007	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Senior Vice-President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3(ii) of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997)

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