Form 10-K
period 2007-12-31
FIRST UNITED CORP/MD/
filed 2008-03-12
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-14237

FIRST UNITED CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	52-1380770
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 South Second Street, Oakland, Maryland	21550-0009
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 470-4356

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $.01 per share	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one):

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2007: $122,106,302.

The number of shares of the registrant’s common stock outstanding as of February 28, 2008: 6,129,674

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

Forward-Looking Statements

This Annual Report of First United Corporation (the “Corporation” on a parent only basis and “we”, “our” or “us”, on a consolidated basis) filed on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Corporation operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this report. Except as required by applicable laws, the Corporation does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

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

At December 31, 2007, the Corporation had assets of approximately $1.48 billion, net loans of approximately $1.04 billion, and deposits of approximately $1.09 billion. Shareholders’ equity at December 31, 2007 was approximately $105 million.

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

Banking Products and Services

The Bank operates 26 banking offices, one call center and 35 Automated Teller Machines (“ATM’s”) in the following Maryland Counties: Garrett, Allegany, Washington and Frederick; and in the following West Virginia Counties: Mineral, Berkeley, Hardy and Monongalia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, and money market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented financial services including IRA and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Lending Activities—The majority of the Corporation’s lending activities are conducted through the Bank.

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

An allowance for loan losses is maintained to provide for anticipated losses from our lending activities. A complete discussion of the factors considered in determination of the allowance for loan losses is included in Item 7 of Part II of this report.

Additionally, we meet the lending needs of under-served customer groups within our market areas in part through OakFirst Loan Center, Inc., located in Martinsburg, West Virginia, and OakFirst Loan Center, LLC, located in Hagerstown, Maryland.

Deposit Activities—The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the CDARS program to municipalities, providing them up to $50 million of FDIC insurance. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

Trust Services—The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

Information about our income from and assets related to our banking business may be found in the consolidated statements of financial condition and the consolidated statements of income and the related notes thereto included in Item 8 of Part II of this annual report. At December 31, 2007, 2006 and 2005, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $547 million, $502 million and $468 million, respectively. Trust Department revenues for these years may be found in the consolidated statements of income under the heading “Other operating income”, which is included in Item 8 of Part II of this annual report.

Insurance Activities

We offer a full range of insurance products and services to customers in our market areas through the Insurance Group and First United Insurance Agency, Inc. Information about income from insurance activities for each of the years ended December 31, 2007, 2006 and 2005 may be found under “Other Operating Income” in the consolidated statements of income included in Item 8 of Part II of this annual report.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our market areas, we compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with insurance companies and their agents for insurance products, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances in which we are unable to accommodate a customer’s needs, we attempt to arrange for those services to be provided by other financial services providers with which we have a relationship.

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2007, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	5	$232,809	36.74%
Manufacturers & Traders Trust Company	7	184,858	29.17%
First United Bank & Trust	4	122,520	19.34%
Farmers & Mechanics Bank	3	58,626	9.25%
Standard Bank	2	34,816	5.49%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
Farmers & Mechanics Bank	19	1,123,266	35.39%
Branch Banking & Trust Co.	12	612,184	19.29%
Bank of America NA	5	230,392	7.26%
Frederick County Bank	4	225,110	7.09%
Manufacturers & Traders Trust Company	6	191,286	6.03%
Woodsboro Bank	7	161,077	5.07%
Chevy Chase Bank FSB	6	142,747	4.50%
SunTrust Bank	3	124,268	3.91%
Middletown Valley Bank	4	108,302	3.41%
First United Bank & Trust	3	99,719	3.14%
Sandy Spring Bank	4	67,427	2.12%
Provident Bank of Maryland	2	38,029	1.20%
Damascus Community Bank	2	19,508	0.61%
Columbia Bank	2	17,540	0.55%
Sovereign Bank	3	11,835	0.37%
First Tennessee Bank NA	1	1,683	0.05%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	5	549,343	73.59%
Manufacturers & Traders Trust Co.	5	103,420	13.85%
Susquehanna Bank	2	67,208	9.00%
Clear Mountain Bank	1	22,396	3.00%
Miners & Merchants Bank	1	4,126	0.55%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	10	507,796	26.84%
Hagerstown Trust Co.	11	417,008	22.04%
Manufacturers & Traders Trust Company	12	396,283	20.94%
Sovereign Bank	4	193,993	10.25%
Farmers & Mechanics Bank	6	180,030	9.52%
First United Bank & Trust	3	62,755	3.32%
First National Bank of Greencastle	3	50,976	2.69%
Chevy Chase Bank FSB	2	36,123	1.91%
Citizens National Bank of Berkeley Springs	1	28,012	1.48%
Orrstown Bank	1	8,093	0.43%
Centra Bank	2	6,203	0.33%
Jefferson Security Bank	1	4,751	0.25%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Co.	5	321,383	31.53%
Centra Bank Inc.	3	195,658	19.19%
First United Bank & Trust	5	123,396	12.10%
Susquehanna Bank	4	112,274	11.01%
City National Bank of West Virginia	3	110,416	10.83%
Jefferson Security Bank	2	59,338	5.82%
Citizens National Bank of Berkeley Springs	3	51,156	5.02%
Bank of Charles Town	2	36,879	3.62%
Summit Community Bank	1	8,905	0.87%

Source: FDIC Deposit Market Share Report

Hardy County, West Virginia:
Summit Community Bank, Inc.	2	255,061	62.67%
Capon Valley Bank	3	105,042	25.81%
Pendleton Community Bank, Inc.	1	20,698	5.09%
First United Bank & Trust	1	14,486	3.56%
Grant County Bank	1	11,694	2.87%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
Branch Banking & Trust Co.	2	78,164	31.59%
First United Bank & Trust	2	76,834	31.05%
Manufacturers & Traders Trust Co.	2	51,300	20.73%
Grant County Bank	1	41,172	16.64%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
Huntington National Bank	6	423,006	27.06%
Centra Bank, Inc.	5	417,950	26.74%
Branch Banking & Trust Co.	5	334,437	21.40%
United Bank	4	172,517	11.04%
Wesbanco Bank, Inc.	5	92,227	5.90%
Clear Mountain Bank	4	63,125	4.04%
Citizens Bank of Morgantown, Inc.	1	21,487	1.37%
First United Bank & Trust	2	20,669	1.32%
First Exchange Bank	2	17,646	1.13%

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

The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank also has offices in West Virginia, and the operations of these offices are subject to West Virginia laws and to supervision and examination by the West Virginia Division of Banking. As a member of the FDIC, the Bank is also subject to certain provisions of federal law and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, impact or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

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

As part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank meets substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

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

The Bank’s deposits are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank paid $.2 million in FDIC premiums during 2007. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

Further information about our capital resources is provided in the “Capital Resources” section of Item 7 of Part II of this annual report. Information about the capital ratios of the Corporation and of the Bank as of December 31, 2007 may be found in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

USA PATRIOT ACT

Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws that require additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

EMPLOYEES

At December 31, 2007, we employed approximately 472 individuals, of whom 423 were full-time employees.

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

Because most of our loans are made to Western Maryland and Northeastern West Virginia borrowers, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2007, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

The Bank may experience loan losses in excess of its allowance.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management of First United Bank & Trust maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

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

As of December 31, 2007, we had classified 100% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115 relating to accounting for investments. SFAS No. 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be "marked to market" and reflected as a separate item in shareholders' equity (net of tax) as accumulated other comprehensive income. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders' equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders' equity.

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

The shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market and are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. Management cannot predict the extent to which an active public market for our securities will develop or be sustained in the future. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the securities of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Corporation’s Articles of Incorporation and By-Laws may discourage a corporation takeover.

The Amended and Restated Articles of Incorporation and By-Laws of the Corporation contain certain provisions designed to enhance the ability of the Board of Directors to deal with attempts to acquire control of the corporation. First, the Board of Directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock. Second, the Board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The Board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition to the foregoing, Maryland law contains anti-takeover provisions, such as restrictions on “control share acquisitions” and “business combinations” with certain interested stockholders that apply to the Corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 20 of its banking offices and leases six. The Corporation also leases five offices of non-bank subsidiaries. Total rent expense on the leased offices and properties was $.53 million in 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2008, the Corporation had 2,033 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2007 and 2006 are set forth below.

2007	High	Low	Dividends Declared
1st Quarter	$23.49	$21.72	$.195
2nd Quarter	24.00	19.26	.195
3rd Quarter	21.50	17.95	.195
4th Quarter	21.95	18.70	.200

2006	High	Low	Dividends Declared
1st Quarter	$22.83	$20.29	$.190
2nd Quarter	23.35	20.29	.190
3rd Quarter	22.00	20.31	.190
4th Quarter	22.79	21.05	.195

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
Hagerstown, MD 21740
(301)733-7111
(800)344-4413

First United Corporation Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total return for First United Corporation common stock for the five years ended December 31, 2007. This data is compared to the NASDAQ Composite market index and the SNL $1 billion to $5 billion Bank Index during the same time period. Total return numbers are calculated as change in stock price for the period indicated with dividends being reinvested.

		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First United Corporation	100.00	153.50	133.97	143.33	153.11	145.15
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	0	N/A	185,000
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	0	N/A	185,000

Note:

(1)
In addition to stock options and stock appreciation rights, the Omnibus Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

Issuer Repurchases of Securities

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the quarter ended December 31, 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2007	4,000	19.97	4,000	302,200
November 2007	13,000	19.80	13,000	289,200
December 2007	8,100	20.97	8,100	281,100
Total	25,100	$20.20	25,100	281,100

Note:

(1)
All shares were purchased under First United Corporation’s repurchase plan that was adopted effective August 15, 2007. The adoption of this plan was publicly announced on August 21, 2007. The plan authorizes the repurchase of up to 307,500 shares of common stock in open market and/or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate. The repurchase plan will continue until all shares are repurchased, unless earlier terminated by First United Corporation.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, 2007 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(In thousands, except per share data)

	2007	2006	2005	2004	2003
Balance Sheet Data

Total Assets	$1,478,909	$1,349,317	$1,310,991	$1,233,901	$1,108,241
Net Loans	1,035,962	957,126	954,545	904,635	786,051
Investment Securities	304,908	263,272	230,095	210,661	223,615
Deposits	1,092,740	971,381	955,854	850,661	750,161
Long-term Borrowings	178,451	166,330	128,373	175,415	191,735
Shareholders’ Equity	104,665	96,856	92,039	86,356	84,191

Operating Data

Interest Income	$93,565	$80,269	$69,756	$60,682	$57,703
Interest Expense	49,331	39,335	29,413	24,016	23,601
Net Interest Income	44,234	40,934	40,343	36,666	34,102
Provision for Loan Losses	2,312	1,165	1,078	2,534	833
Other Operating Income	15,092	14,041	14,088	12,971	11,867
Other Operating Expense	38,475	35,490	34,654	35,969	29,821
Income Before Tax	18,539	18,320	18,699	11,134	15,315
Income Tax	5,746	5,743	6,548	3,507	4,566
Net Income	$12,793	$12,577	$12,151	$7,627	$10,749

Per Share Data

Net Income	$2.08	$2.05	$1.99	$1.25	$1.77
Dividends Paid	.78	.76	.74	.72	.70
Book Value	17.05	15.77	15.04	14.17	13.83

Significant Ratios

Return on Average Assets	.90%	.96%	.95%	.65%	1.03%
Return on Average Equity	12.70%	13.07%	13.61%	8.91%	13.10%
Dividend Payout Ratio	37.50%	37.07%	37.44%	58.00%	39.65%
Average Equity to Average Assets	7.10%	7.35%	7.00%	7.28%	7.88%
Total Risk-based Capital Ratio	12.51%	12.95%	12.66%	12.24%	11.77%
Tier I Capital to Risk Weighted Assets	11.40%	11.81%	11.45%	10.81%	11.04%
Tier I Capital to Average Assets	8.91%	9.08%	8.64%	8.44%	8.72%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007, which appear in Item 8 of Part II of this annual report.

Overview

The Corporation is a financial holding company which, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 26 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income for 2007 totaled $12.8 million or $2.08 per share, compared to $12.6 million or $2.05 per share for 2006. The increase in net income resulted primarily from increases in other operating income, particularly, trust department income, insurance commissions, secondary market fees, and debit card income offset by a non-recurring pre-tax charge of approximately $1.6 million ($1.0 million or $.18 per share, net of tax) associated with the transfer of certain investment securities from the available-for-sale category to the trading category during the first quarter of 2007 and the subsequent sale of those securities during the second quarter. During 2007, earnings on interest-earning assets increased due to the increases in the general level of interest rates that occurred during the latter part of 2006 and during the first nine months of 2007, a restructuring of the investment portfolio and increased average balances of our interest-earning assets. However, this increase in interest income was substantially offset by increased interest expense paid on our interest-bearing liabilities due to rising interest rates and an increase in the related average balances. As a result of the factors impacting interest income and expense, our net interest income in 2007 increased $3.3 million when compared to 2006. Our net interest margin remained stable throughout 2007 despite the rising interest rate environment. The net interest margin fell slightly to 3.51% in 2007 from 3.52% in 2006. The provision for loan losses was $2.3 million in 2007, compared to $1.2 million for 2006. The increase in the provision in 2007 was due to increased net charge offs, an increase in non-accrual loans, loan growth and changes in economic conditions during 2007.

Our performance ratios declined during 2007 in comparison to 2006 due to the recognition of a $1.6 million pre-tax loss on the sale of investment securities in conjunction with a restructuring of our investment portfolio. The proceeds from the sale were reinvested in securities with a higher yield that should generate an additional $.9 million of interest income annually. Our year-to-date 2007 actual performance results compared to performance results, exclusive of the impact of the non-recurring securities losses and the associated increase in interest income and taxes, are presented in the following table:

	For the years ended
	December 31, 2007		December 31, 2006
	Actual	Performance Excluding Securities Loss & Associated Income and Taxes	Actual
Net Income	$12,793	$13,435	$12,577
Earnings Per Share	$2.08	$2.19	$2.05
Return on Average Equity	12.70%	13.38%	13.07%
Return on Average Assets	.90%	.95%	.96%

Operations in 2007 were impacted by the following factors and strategic initiatives:

Increased Loan and Deposit Growth/Impact on Net Interest Margin - We experienced a significant increase of $79.6 million in loans in 2007 when compared to 2006. Growth in the residential mortgage portfolio of $23.7 million was attributable to a $25 million mortgage loan purchase that was consummated at the end of April 2007. This purchase was offset by a slight decline in the in-house portfolio, which resulted from a flat interest rate yield curve and a shift to secondary market loans due to a consumer preference for fixed-rate mortgage loans. The Bank primarily originates fixed-rate loans for the secondary mortgage market. The commercial portfolio increased $83.9 million as a result of in-house production and commercial participations with other financial institutions. These increases were offset by a decline of $28 million in the installment loan portfolio. Interest income in 2007 exceeded the amount generated in prior years by $8.1 million (on a fully taxable equivalent basis) due to the increase in the loan portfolio. Interest income on investment securities increased by $5.2 million (on a fully taxable equivalent basis) due to a $45 million leverage strategy and the restructuring during the second quarter into higher yielding investments. (Additional information on the composition of interest income is available in Table 1 that appears on page 25).

Funding costs in 2007 increased as a result of the rising interest rate environment during the latter half of 2006 and the intense retail deposit competition in our market areas. Deposits at December 31, 2007 increased $121.4 million when compared to deposits at December 31, 2006. Interest-bearing demand deposits increased $130.0 million due to successful retail growth in money market products and an increase of $85 million in brokered money market funds. This increase was offset by a decline in time deposits of $100,000 or more and declines in non-interest bearing demand deposits.

The increases in the higher rate money market accounts throughout 2007 increased deposit interest expense by approximately $10.0 million when compared to 2006. Although net borrowings increased by $10.8 million in 2007 when compared to 2006, we realized a minimal increase in interest expense on these borrowings. The combination of increased loan and deposit growth, rising interest rates on our assets and liabilities, and the increased level of debt resulted in an increase in net interest income on a tax equivalent basis of $3.5 million (8%) in 2007 when compared to 2006.

The overall net interest margin declined slightly during 2007 to 3.51% from 3.52% in 2006 on a fully taxable equivalent basis.

Other Operating Income/Other Operating Expense — Other operating income increased $1.1 million in 2007 when compared to 2006. Our continued emphasis on generating fee-based income resulted in increases in service charge income, trust department income, and insurance commission income. These increases were offset by the recognition of a one-time loss of $1.6 million associated with the transfer of investment securities from the available-for-sale category to the trading category in the first quarter of 2007 and the subsequent sale of these securities in the second quarter of 2007. Excluding this non-recurring charge, other operating income increased $2.7 million (18.9%) for 2007 when compared to 2006.

Other operating expenses increased 8% in 2007 when compared to 2006. The increase is attributable to increases in personnel expenses due to the hiring of several regional market presidents to strengthen our presence in key market areas, expansion of our branch network and normal merit increases. Occupancy and equipment expenses increased due to the opening of three new branch offices and our new operations center. In addition, we experienced increases in other expenses such as marketing, consulting and other miscellaneous expenses.

Dividends —The Corporation continued its tradition of paying dividends to shareholders during 2007, increasing them to $0.78 per share, a 2.6% increase from $0.76 per share in 2006. The Corporation has paid quarterly cash dividends consistently since 1985, the year in which it was formed.

Looking Forward— We will continue to face risks and challenges in the future, including: changes in local economic conditions in our core geographic markets; potential yield compression on loan and deposit products from existing competitors and potential new entrants in our markets; fluctuations in interest rates and changes to existing federal and state legislation and regulations over banks and financial holding companies. For a more complete discussion of these risk factors, see Item 1A of Part I of this annual report.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill. We have $1.6 million of core deposit intangible assets and $1.1 million related to acquisitions of insurance “books of business” which are subject to amortization. The $11.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003, which is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. The determination of whether or not these assets are impaired involves significant judgments. Management has completed its annual evaluation for impairment and concluded that the recorded value of goodwill was not impaired. However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

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

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of Statement of Financial Accounting Standards (SFAS) No. 87, Employers Accounting for Pensions, SFAS No. 132 (R) and as amended by SFAS No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Post Retirement Plans.” Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 11 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements included in Item 8, Part II of this annual report discusses new accounting pronouncements that when adopted, may have an effect on our consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is the largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The table below summarizes net interest income (on a taxable equivalent basis) for the years 2005-2007 (dollars in thousands).

	2007	2006	2005
Interest income	$95,286	$81,838	$70,533
Interest expense	49,330	39,335	29,413

Net interest income	$45,956	$42,503	$41,120

Net interest margin %	3.51%	3.52%	3.49%

Net interest income increased $3.5 million (8%) in 2007 over the same period in 2006, due to a $13.4 million (16%) increase in interest income offset by a $10.0 million (25%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $100.0 million (8%) during 2007 when compared to 2006. The increased level of interest earning assets is attributable to the growth that we experienced in our loan and investment portfolios during 2007. Emphasis on adjustable rate loan products and the investment portfolio restructuring contributed to the increase in the average yield on our average earning assets of 50 basis points, from 6.78% in 2006 to 7.29% in 2007 (on a fully tax equivalent basis). The average yield on loans increased by 48 basis points and the yield on investment securities as a percentage of interest earning assets increased 90 basis points from 2006 to 2007. Interest expense increased during 2007 when compared to 2006 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $74.2 million. Deposits increased in 2007 by approximately $121 million due to successful retail growth in money market products and the purchase of $85 million in brokered money market funds. The combined effect of the competitive retail rate environment and the volume increases in our average interest-bearing liabilities resulted in a 62 basis point increase in the average rate paid on our average interest-bearing liabilities from 3.59% for 2006 to 4.21% for 2007. The net result of the aforementioned factors was a 1 basis point decline in the net interest margin at December 31, 2007 to 3.51% from 3.52% at December 31, 2006.

Comparing 2006 to 2005, net interest income increased $1.4 million (3%) due to an increase in interest income of $11.3 million, offset by an increase in interest expense of $9.9 million. The increase in interest income resulted from an increase in average interest-earning assets of $28.1 million during 2006 when compared to 2005. This increase was attributable to the growth that we experienced in our investment portfolio late in 2005 and throughout 2006. Emphasis on adjustable rate loan products and the rising interest rate environment contributed to the increase in the average rate on our average earning assets of 80 basis points, from 5.98% in 2005 to 6.78% in 2006 (on a fully tax equivalent basis). Interest expense increased during 2006 when compared to 2005 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $32.3 million. Deposits increased in 2006 by $16 million due to an increase in brokered certificates of deposit and a successful retail promotion of a nine month certificate of deposit. The combined effect of the increasing rate environment and the volume increases in our average interest-bearing liabilities resulted in an 83 basis point increase in the average rate paid on our average interest-bearing liabilities from 2.76% in 2005 to 3.59% in 2006. The net result was a 3 basis point increase in net interest margin from 3.49% at the end of 2005 to 3.52% at the end of 2006.

As shown below, the composition of total interest income over the three-year period from 2005 to 2007 shows a gradual increase in interest on investments and a corresponding decline in interest and fees on loans. This shift is attributable to the leverage strategies implemented in the last six months of 2006 and throughout 2007. Leverage strategies are the purchase of investment securities funded by borrowings of matched terms and durations. The difference between the rate earned and the rate paid has resulted in additional earnings.

	% of Total Interest Income
	2007	2006	2005
Interest and fees on loans	82%	85%	88%
Interest on investment securities	18%	15%	12%

Table 1 sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2007, 2006 and 2005. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2007, 2006 and 2005. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential - Tax Equivalent Basis
(Dollars in thousands)

Table 1

	For the Years Ended December 31
	2007			2006			2005
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE
Assets
Loans	$1,003,854	$77,158	7.69%	$957,709	$69,049	7.21%	$954,784	$61,601	6.45%
Investment Securities:
Taxable	215,756	12,474	5.78	171,720	7,699	4.48	179,018	6,231	3.48
Non taxable	73,467	4,847	6.60	65,902	4,399	6.67	30,041	2,129	7.09
Total	289,223	17,321	5.99	237,622	12,098	5.09	209,059	8,360	4.00
Federal funds sold	285	11	3.86	463	1.21		1,876	55	2.93
Interest-bearing deposits with other banks	5,135	241	4.69	2,811	165	5.88	5,327	162	3.04
Other interest earning assets	9,363	555	5.93	9,231	525	5.68	8,680	355	4.09
Total earning assets	1,307,860	95,286	7.29%	1,207,836	81,838	6.78%	1,179,726	70,533	5.98%
Allowance for loan losses	(6,584)			(6,245)			(6,975)
Non-earning assets	118,780			110,098			102,500

Total Assets	$1,420,056			$1,311,689			$1,275,251

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$321,723	$9,336	2.90%	$285,250	$6,405	2.25%	$293,129	$4,896	1.67%
Savings deposits	42,123	1,445	3.43	47,779	462.97		58,964	242.41
Time deposits:
Less than $100	234,439	10,429	4.45	229,829	8,439	3.67	264,503	6,023	2.28
$100 or more	317,219	16,132	5.09	273,305	12,043	4.41	187,412	7,943	4.24
Short-term borrowings	82,194	3,319	4.04	107,430	4,429	4.12	100,601	2,749	2.73
Long-term borrowings	173,208	8,670	5.01	153,089	7,557	4.94	159,748	7,560	4.73

Total interest-bearing liabilities	1,170,906	49,331	4.21%	1,096,682	39,335	3.59%	1,064,357	29,413	2.76%
Non-interest-bearing Deposits	133,509			107,595			112,860
Other liabilities	14,885			11,189			8,734
Shareholders’ Equity	100,756			96,223			89,300

Total Liabilities and Shareholders’ Equity	$1,420,056			$1,311,689			$1,275,251

Net interest income and Spread		$45,956	3.08%		$42,503	3.19%		$41,120	3.22%

Net interest margin			3.51%			3.52%			3.49%

NOTES:

--The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2007, 2006 and 2005. The fully taxable equivalent adjustments for the years ended December 31, 2007, 2006, and 2005 were $1,721, $1,569, and $776, respectively.

--The average balances of non-accrual loans for the years ended December 31, 2007, 2006 and 2005, which were reported in the average loan balances for these years, were $4,167, $2,705, and $3,203, respectively.

--Net interest margin is calculated as net interest income divided by average earning assets.

--The average yields on investments are based on amortized cost.

Interest Variance Analysis (1)
(In thousands and tax equivalent basis)
Table 2

	2007 Compared to 2006			2006 Compared to 2005
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Loans	$3,547	$4,562	$8,109	$211	$7,237	$7,448
Taxable Investments	2,546	2,229	4,775	(327)	1,795	1,468
Non-taxable Investments	499	(51)	448	2,394	(124)	2,270
Federal funds sold	(7)	17	10	(4)	(50)	(54)
Other interest earning assets	261	(155)	106	(227)	400	173

Total interest income	6,846	6,602	13,448	2,047	9,258	11,305

INTEREST EXPENSE:
Interest-bearing demand deposits	1,058	1,873	2,931	(177)	1,686	1,509
Savings deposits	(194)	1,177	983	(108)	328	220
Time deposits less than $100	205	1,785	1,990	(1,273)	3,689	2,416
Time deposits $100 or more	2,233	1,856	4,089	3,785	315	4,100
Short-term borrowings	(1,019)	(91)	(1,110)	282	1,398	1,680
Long-term borrowings	1,007	106	1,113	(329)	326	(3)

Total interest expense	3,290	6,706	9,996	2,180	7,742	9,922

Net interest income	$3,556	$(104)	$3,452	$(133)	$1,516	$1,383

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.3 million for 2007, compared to $1.2 million for 2006. The increase in the provision in 2007 is due to increased net charge offs, an increase in the level of non-accrual loans, loan growth during 2007, and changes in the qualitative factors used in the overall assessment of the adequacy of the allowance for loan losses.

The provision for loan losses in 2006 increased by $.1 million over 2005, due primarily to an increase in the level of non-accrual loans, offset by a decrease in net charge-offs as a percentage of average loans to .11% in 2006 from .15% in 2005 and minimal loan growth in 2006.

Other Operating Income

The following table shows the major components of other operating income for the past three years (in thousands) and the percentage changes during these years:

				2007 VS. 2006	2006 VS. 2005
	2007	2006	2005	% CHANGE	% CHANGE
Service charges on deposit accounts	$4,955	$4,630	$4,260	7.0%	8.7%
Other service charge income	1,994	1,637	1,203	21.8%	36.1%
Trust department income	4,076	3,671	3,260	11.0%	12.6%
Insurance commissions	2,529	1,573	1,599	60.8%	(1.6%)
Securities (losses)/gains	(1,605)	4	(125)	*	*
Bank owned life insurance (BOLI)	1,114	848	819	31.4%	3.5%
Gain on prepayment of long term borrowings	—	—	868
Brokerage commissions	734	501	613	46.5%	(18.3%)
Other income	1,295	1,177	1,591	10.0%	(26.0%)

Total other operating income	$15,092	$14,041	$14,088	7.5%	(.33%)

* not meaningful

As the table above illustrates, other operating income increased by $1.05 million in 2007 when compared to 2006. This is compared to a $.05 million (.33%) decrease in 2006 over 2005.

Service charges on deposit accounts and other service charge income increased in 2007 versus 2006 and in 2006 versus 2005. These increases are due primarily to increased customer usage of an account overdraft product. Service charge related income constitutes 46%, 45%, and 39% of other operating income in 2007, 2006, and 2005, respectively.

Trust department income is directly affected by the performance of the equity and bond markets and by the amount of assets under management. Trust income has increased steadily during the past three years as a result of successful business development efforts in this area, resulting in increases in the average market value of assets under management in the trust department. Assets under management were $547 million, $502 million and $468 million for years 2007, 2006 and 2005, respectively.

Insurance commissions also increased in 2007 due to the acquisition of two books of business during 2007 and an increase in the amount of contingency income received in 2007. Contingency income is received from the insurance carriers based upon claims histories and varies from year to year.

Securities gains (losses) are the most variable component of other operating income. During 2007, we recorded a non-recurring pre-tax charge of approximately $1.6 million ($1.0 million or $.18 per share, net of tax) associated with the transfer of certain investment securities from the available-for-sale category to the trading category during the first quarter of 2007 and the subsequent sale of those securities during the second quarter. This sale of securities was part of our overall restructuring of the investment portfolio designed to improve overall earnings from the portfolio.

Other Operating Expense

Other operating expense for 2007 increased $3.0 million (8%) over 2006, compared to an increase of $.8 million (2%) over 2005. The following table shows the major components of other operating expense for the past three years (in thousands) and the percentage changes during these years:

				2007 VS. 2006	2006 VS. 2005
	2007	2006	2005	% CHANGE	% CHANGE
Salaries and employee benefits	$20,628	$19,084	$18,428	8.1%	3.6%
Other expenses	10,563	9,900	9,676	6.7%	2.3%
Equipment	3,224	3,011	3,067	7.1%	(1.8%)
Expenses related to prepayment of long-term borrowings	—	—	437	—	—
Occupancy	2,388	2,043	1,642	16.9%	24.4%
Data processing	1,672	1,452	1,404	15.2%	3.4%
Total other operating expense	$38,475	$35,490	$34,654	8.4%	2.4%

Salaries and employee benefits represent approximately 54% of total other operating expenses in 2007 and 2006, compared to 53% in 2005. Salaries and wages increased by $1.5 million in 2007 over 2006, and $.7 million in 2006 over 2005. The increase in 2007 is attributable to the hiring of several market area presidents to strengthen our presence in key market areas, expansion of our branch network and normal merit increases.

Other expenses increased slightly by $.7 million in 2007 when compared to 2006 due to increases in marketing, insurance, and contribution expenses. We experienced cost savings in 2006 associated with corporate restructurings that occurred during 2005. Comparing 2006 to 2005, other expenses increased by $.2 million due to reduced professional fees associated with various compliance costs in 2005, such as the Sarbanes-Oxley Act.

Expenses related to early redemption of long-term borrowings consisted of $.4 million in early payment penalties in 2005.

Occupancy and equipment expenses increased by $.6 million from 2006 to 2007 and $.3 million from 2005 to 2006. These increases relate to the growth and expansion of the Bank’s retail network and the opening of our operations center during 2007.

Applicable Income Taxes

Income tax expense amounted to $5.7 million in 2007 and 2006 and $6.5 million in 2005. The resulting effective tax rates were 31.0%, 31.3% and 35.0% for 2007, 2006 and 2005, respectively. The minor decrease in the effective tax rate from 2006 to 2007 is due to the purchase of additional tax exempt municipal securities and earnings from Bank Owned Life Insurance in 2007. The decrease in the effective tax rate for 2006 reflects the effects of management’s efforts during late 2005 and early 2006 to restructure the composition of the investment portfolio to include more tax exempt municipal securities.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets reached $1.48 billion at December 31, 2007, representing an increase of $130 million (9.6%) from year-end 2006.

The total interest-earning asset mix at December 31, 2007 shows a comparable percentage of loans and investments as a percentage of total assets over the past three years, as illustrated below:

	Year End Percentage of Total Assets
	2007	2006	2005
Net loans	70%	71%	73%
Investments	21%	20%	18%

The year-end total liability mix shows a steady reliance on deposits as a source of funding during the three year period and reduced reliance on borrowings, as illustrated below:

	Year End Percentage of Total Liabilities
	2007	2006	2005
Total deposits	80%	78%	78%
Total borrowings	19%	21%	21%

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

Summary of Loan Portfolio
(Dollars in thousands)

Table 3

	Loans Outstanding as of December 31
	2007	2006	2005	2004	2003
Commercial	$492,302	$408,361	$404,681	$373,893	$307,523
Real Estate - Mortgage	384,420	359,601	337,559	319,033	264,730
Consumer Installment	153,593	181,574	193,275	199,862	201,419
Real Estate - Construction	12,951	14,120	25,446	18,196	16,093
Lease Financing	—	—	—	466	2,260

Total Loans	$1,043,266	$963,656	$960,961	$911,450	$792,025

During 2007, gross loans increased by $80 million, or 8.3%, over 2006. This growth was focused in our commercial ($84 million) and residential mortgage ($25 million) loan portfolios, offset by a decline in installment ($28 million) and residential - construction ($1 million), and remains consistent with management’s objectives over the past several years. Continued efforts were made to increase the percentage of loans in the portfolio with adjustable interest rates. At December 31, 2007, adjustable interest rate loans maturing within one to five years were 55% of total loans, compared to 53% at December 31, 2006.

Commercial loans increased 20.6% in 2007, following a 1% increase in 2006. Origination of new commercial loans remained high in 2007, similar to 2006, as our lenders continued to identify new customer opportunities, expand existing customer relationships in all of our market areas, while maintaining existing standards of credit worthiness. During 2007, we expanded our commercial loan participations with other financial institutions and experienced a slow down in loan payback. Most new commercial loans were priced on a variable rate basis, resetting monthly, which proved to be very popular with business borrowers. Commercial loans secured by real estate were 81% of total commercial loans at the end of 2007, compared to 82% at the end of 2006 and 80% at the end of 2005.

Residential mortgage loans increased by $25 million, or 7%, in 2007 when compared to 2006. This follows a 7% increase in 2006 over 2005. This growth in the residential mortgage portfolio in 2007 is attributable to a $25 million mortgage loan purchase that was consummated at the end of April 2007. This purchase was offset by a slight decline in the in-house portfolio, which resulted from a flat interest rate yield curve and a consumer preference for locking in fixed-rate mortgage loans. The Bank primarily originates fixed-rate loans for the secondary mortgage market.

Fixed-interest rate loans made up 42% of the total loan portfolio at the end of 2007, compared to 59% of total loans at the end of 2006 and 33% at the end of 2005.

Consumer installment loans in 2007 decreased by $28 million, or 15.4%, when compared to 2006. This decrease reflects management’s continued shift toward more commercial loans with less emphasis on the highly competitive consumer loan market and indirect car dealer loans. Specifically, less focus was placed on generating new indirect auto loans during 2006 and 2005. Indirect auto loans comprise the largest percentage of installment loans, 85% at the end of 2007, and 85% and 84% at the end of 2006 and 2005, respectively. The remaining lease financing portfolio was repaid in 2005 and we discontinued this line of business.

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2007(in thousands):

Maturities of Loan Portfolio at December 31, 2007

Table 4

	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total
Commercial	$264,832	$195,273	$32,197	$492,302
Real Estate - Mortgage	86,758	131,039	166,623	384,420
Installment	9,005	15,014	129,574	153,593
Real Estate - Construction	—	12,951	—	12,951

Total Loans	$360,595	$354,277	$328,394	$1,043,266

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$46,762	$97,649	$298,385	$442,796
Adjustable-Interest Rate Loans	313,833	256,628	30,009	600,470

Total Loans	$360,595	$354,277	$328,394	$1,043,266

It is our policy to place a loan on non-accrual status, except for consumer loans, whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit. Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision. Management closely monitors the status of all non-accrual loans. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt. Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Table 5 sets forth the historical amounts of non-accrual, past-due and restructured loans (in thousands) for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31
	2007	2006	2005	2004	2003
Non-Accrual Loans	$5,443	$3,190	$2,393	$3,439	$2,774
Accruing Loans Past Due 90 Days or More	3,260	619	989	1,105	1,236
Restructured Loans	0	522	532	544	554
Other Real Estate Owned	825	23	133	226	177

Interest income not recognized as a result of placing loans on a non-accrual status was $.2 million during 2007 and 2006 and $.05 million in 2005.

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

We use the methodology outlined in FDIC Statement of Policy on Allowance for Loan Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

The balance of the allowance for loan losses increased to $7.3 million at December 31, 2007, from $6.5 million at December 31, 2006. Several factors contributed to the $.8 million increase in the balance of the allowance in 2007, including: a 71% increase in the balance of non-accrual loans (from $3.2 million in 2006 to $5.4 million in 2007); changes to the qualitative factors which are reviewed quarterly; an increase in impaired loans from $.1 million in 2006 to $6.9 million in 2007; and an increase in the percentage of net charge-offs to average outstanding loans from .11% in 2006 to .15% in 2007. Non-accrual loans and impaired loans consist primarily of real estate acquisition and development loans that have experienced a slowdown in the level of sales activity during the current year. All of these types of credit facilities were thoroughly reviewed by management during the fourth quarter of 2007 as to the adequacy of the collateral, the valuation of collateral, and other credit quality attributes. Collateral valuations were also subject to a sensitivity and shock analysis in order to identify loans that may not have sufficient collateral in the event of a significant decline in the market value of the collateral. As a result of this extensive review, some specific allocations of the allowance were made to several A&D loans. At December 31, 2007, the balance of the allowance was equal to .70% of total loans, which was five times the amount of net charge-offs for the year.

Performing loans considered potential problem loans, as defined and identified by management, amounted to $5.4 million at December 31, 2007. Loans are identified as potential problem loans when management has concerns regarding the borrowers' ability to comply with the loan repayment terms, and when the loan is classified as substandard and is one or two payments past due. Management believes that most of these loans have sufficient collateral and do not present a significant risk of loss.

During 2007 there was significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures. A sub-prime loan is defined generally as loan to a borrower with a weak credit record or a reduced repayment capacity. These borrowers typically pose a higher risk of default and foreclosure. We generally do not make sub-prime loans. If credit is extended to a sub-prime borrower, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan. As of December 31, 2007, management believes that our exposure to sub-prime loans is very minimal.

The balance of the allowance for loan losses increased to $6.5 million at December 31, 2006, from $6.4 million at December 31, 2005. Several factors contributed to the $.1 million increase in the balance of the allowance in 2006, including: a 33% increase in the balance of non-accrual loans (from $2.4 million in 2005 to $3.2 million in 2006); changes to the qualitative factors which are reviewed quarterly; a decrease in impaired loans from $.2 million in 2005 to $.1 million in 2006; and a decrease in the percentage of net charge-offs to average outstanding loans from .15% in 2005 to .11% in 2006, due to a decline in the amount of commercial and installment loan charge-offs during 2006. At December 31, 2006, the balance of the allowance was equal to .68% of total loans, which was six times the amount of net charge-offs for the year.

As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, management believes the allowance for loan losses is adequate as of December 31, 2007.

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses
(Dollars in thousands)

Table 6

	For the Years Ended December 31
	2007	2006	2005	2004	2003
Balance at Beginning of Period	$6,530	$6,416	$6,814	$5,974	$6,068
Loans Charged Off:
Commercial	540	359	557	808	17
Real Estate - Mortgage	103	89	162	153	147
Installment	1,171	1,127	1,171	1,244	1,556
Deposit Overdrafts	408	—	—	—	—

Total Charged Off	2,222	1,575	1,890	2,205	1,720
Recoveries of Loans:
Commercial	45	110	8	22	50
Real Estate - Mortgage	17	11	59	67	17
Installment	380	403	347	422	425
Deposit Overdrafts	242	—	—	—	—
Total Recoveries	684	524	414	511	492

Net Loans Charged Off	1,538	1,051	1,476	1,694	1,228
Provision for Loan Losses	2,312	1,165	1,078	2,534	833
Huntington Branch Acquisition
Loan Loss Reserve	—	—	—	—	301
Balance at the End of Period	$7,304	$6,530	$6,416	$6,814	$5,974
Loans at End of Period	$1,043,266	$963,656	$960,961	$911,450	$792,025
Daily Average Balance of Loans	$1,003,854	$957,709	$954,784	$861,255	$727,532
Allowance for Loan Losses to Loans Outstanding	.70%	.68%	.67%	.75%	.75%
Net Charge Offs to Average Loans Outstanding	.15%	.11%	.15%	.20%	.17%

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

Allocation of the Allowance for Loan Losses
(In thousands at December 31)

Table 7

	2007	% of Total Loans	2006	% of Total Loans	2005	% of Total Loans	2004	% of Total Loans	2003	% of Total Loans
Commercial	$3,825	47%	$2,983	42%	$2,777	42%	$3,050	41%	$2,166	39%
Real Estate-Mortgage	1,716	38%	1,512	39%	1,504	38%	1,454	37%	1,247	35%
Consumer Installment	1,763	15%	1,934	19%	2,060	20%	2,246	22%	2,462	26%
Lease Financing	—	—	—	—	—	—	15	—	52	—
Other	0	—	101	—	75	—	49	—	47	—

Total	$7,304	100%	$6,530	100%	$6,416	100%	$6,814	100%	$5,974	100%

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

The restructuring referred to above enabled us to improve our investment portfolio by replacing certain securities with securities having a longer duration. This was accomplished in the first quarter of 2007 through the transfer of available-for-sale securities with a carrying value of $76.9 million at the beginning of the quarter to trading securities with the anticipation of selling the securities and replacing them with higher yielding investments. We determined that the securities earmarked for sale would, if retained, have subjected our earnings to higher volatility in a declining interest rate environment. As a result of transferring these securities to the trading category and our decision to rescind SFAS No. 159 and SFAS No. 157, we recognized a pre-tax loss of approximately $1.5 million in earnings for the first quarter of 2007. On April 11, 2007, we sold $73 million of the securities held in trading at March 31, 2007 recognizing an additional loss of $.1 million. As anticipated, these losses have been partially offset by the increase in investment income that we have recognized from the restructuring. The securities sold had an average book yield of 4.28%. The proceeds from the sale of these securities were reinvested in securities having an average book yield of approximately 5.55%. The securities purchased included government agency bonds with a longer duration than those sold as well as tax-free municipal bonds. The longer duration bonds were purchased at a discount and better position the Corporation in a declining interest rate environment by protecting against premium and reinvestment risk. The municipal bonds assist in lowering our effective tax rate. During the past few years, we have undertaken several strategies to reduce the risk of future investment cash flow being reinvested in a lower interest rate environment. The restructuring of our investment portfolio enabled us to rebalance the portfolio and restructure the maturity schedule of the portfolio to mitigate the effects of premium and call risk and to manage our future interest rate risk and effective tax yield. We expect the restructuring to result in an on-going stream of higher interest income for shareholders and to have a positive impact on our net interest margin.

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

The following sets forth the composition of our securities portfolio by major category as of the indicated dates (in thousands):

December 31
(fair value)

	2007	As % of Total	2006	As % of Total	2005	As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$90,768	30%	$97,490	37%	$107,019	47%
Mortgage-backed securities	60,939	20%	50,829	19%	63,938	28%
Obligation of states and political subdivisions	85,893	28%	68,432	26%	57,661	25%
Corporate and other debt	67,308	22%	46,521	18%	1,077	—
Other securities	—	—	—	—	400	—

Total	$304,908	100%	$263,272	100%	$230,095	100%

Total investment securities increased $42 million (16%) in 2007 when compared to the 2006 year-end balance. The increase in our investment portfolio since year-end 2006 is primarily due to the purchase of $25 million in corporate bonds during the first quarter of 2007 as part of a leverage strategy originally implemented during the fourth quarter of 2006 and the purchase of additional securities in September 2007. Mortgage-backed securities increased by $10 million and tax exempt municipal bonds increased by $17 million while U.S. Government agencies decreased $7 million.

Total investment securities increased $33 million (14%) in 2006 when compared to the year-end balance in 2005. This increase is attributable to an investment leverage strategy utilized during 2006. The Bank purchased $45 million of investment grade corporate bonds with a quarterly adjustable rate and funded this purchase with three month brokered certificates of deposit. U.S. Government agencies decreased $10 million and tax exempt municipal bonds increased by $11 million while mortgage-backed securities declined by $13 million due to maturities and repayments.

At December 31, 2007, the securities available-for-sale balance included a net unrealized loss of $4.2 million, which represents the difference between fair value and amortized cost. The comparable amount at December 31, 2006 was a net unrealized loss of $1.2 million. The fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.

Securities available-for-sale are reviewed for possible other-than-temporary impairment on a quarterly basis. During this review, management considers the severity and duration of the unrealized losses as well as its intent and ability to hold the securities until recovery, taking into account balance sheet management strategies and its market view and outlook. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in the general level of interest rates, creditworthiness of the issuer or any credit enhancement providers, and the quality of the underlying collateral. Management also reviewed mortgage-backed securities with unrealized losses for other-than-temporary impairment. All the issuers of the mortgage-backed securities in our portfolio are of investment grade quality. Additional analysis was performed on the investment portfolio during the fourth quarter of 2007 due to recent economic weaknesses, particularly in the financial sector.

Management does not believe that an unrealized loss on any individual security as of December 31, 2007 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities available-for-sale presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

During 2007, there was significant media attention regarding “sub-prime” mortgage investments. “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments. We believe that we do not have significant exposure to these types of securities.

We manage our investment portfolios utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities and treasury management overnight investment products. Excluding the U.S. Government sponsored agencies; we had no concentration of investment securities from any single issue that exceeded 10% of shareholders’ equity.

Table 8 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2007 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2007
(Dollars in thousands)

Table 8

	Within 1 Year	1 Year Thru 5 Years	5 Years Thru 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:

U.S. government and agencies	$—	$35,360	$38,149	$17,259	$90,768
Mortgage-backed securities	13	19,377	38,298	3,251	60,939
Obligations of states and political subdivisions	1,340	6,549	9,832	68,172	85,893
Corporate and other debt	—	—	—	67,308	67,308

Total	$1,353	$61,286	$86,279	$155,990	$304,908

Percentage of total	.44%	20.10%	28.30%	51.16%	100.00%
Weighted average yield*	8.66%	5.76%	5.69%	6.66%	6.21%

* Refer to notes on Table 1

Deposits

Table 9 sets forth the average deposit balances by major category for 2007, 2006 and 2005:

Average Deposit Balances
(Dollars in thousands)

Table 9

	2007		2006		2005
	Average Balance	Avg. Yield	Average Balance	Avg. Yield	Average Balance	Avg. Yield

Non-interest-bearing demand deposits	$133,509	—	$107,595	—	$112,860	—
Interest-bearing demand deposits	321,723	2.90%	285,250	2.25%	293,129	1.67%
Savings deposits	42,123	3.43%	47,779.97%		58,964.41%
Time deposits less than $100K	234,439	4.45%	229,829	3.67%	264,503	2.28%
Time deposits $100K or more	317,219	5.09%	273,305	4.41%	187,412	4.24%

Total	$1,049,013		$943,758		$916,868

Total deposits increased $121.4 million in 2007, or 12.5%, when compared to 2006. This compares to a $15.5 million (2%) increase during 2006 over 2005. On an average balance basis, total deposits increased $105 million (11%) in 2007 versus 2006, following a $27 million (3%) increase in 2006 versus 2005.

The increase in deposits resulted primarily from the successful retail growth in money market products, public funds and the purchase of $85 million in brokered money market funds. The Bank also chose to allow high-priced, volatile customer deposits to decline in order to allocate these resources to customers with full banking relationships.

The increase in deposits in 2006 resulted primarily from the Bank’s utilization of brokered certificates of deposits to fund the purchase of corporate bonds combined with the successful promotion of a 9-month certificate of deposit offered during most of 2006. The increases were offset by the decline in non-interest bearing and interest bearing demand deposits and savings accounts. At December 31, 2007 and 2006, brokered certificates of deposit amounted to $120.8 million and $178.0 million, respectively, or 11% and 18% of total deposits at December 31, 2007 and 2006 respectively.

The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

Maturity of Time Deposits of $100,000 or More
(Dollars in thousands)

Table 10

December 31, 2007
Maturities
3 Months or Less	$173,443
3-6 Months	44,127
6-12 Months	60,809
Over 1 Year	21,225

Total	$299,604

The Bank has opted to maintain relatively short maturities in its time deposits of $100,000 or more in anticipation of stable or lower interest rates in the future.

Borrowed Funds

The following shows the composition of our borrowings at December 31 (in thousands):

	2007	2006	2005

Securities sold under agreements to repurchase	$67,924	$74,879	$90,939
Short-term FHLB advances	21,000	24,500	31,000

Total short-term borrowings	88,924	99,379	121,939

Long-term FHLB advances	142,522	130,401	92,444
Junior subordinated debentures	35,929	35,929	35,929

Total long-term borrowings	178,451	166,330	128,373

Total borrowings	$267,375	$265,709	$250,312

Average balance (from Table 1)	$255,402	$260,519	$260,349

Total borrowings increased slightly ($1.7 million or .6%) in 2007 when compared to 2006, while the average balance of borrowings decreased by $5.1 million during the same period. During 2007, the Corporation took advantage of opportunities to borrow long-term FHLB advances and match these borrowings with specific interest earning assets where possible.

Total borrowings increased $15 million (6%) in 2006 when compared to 2005. Securities sold under agreements to repurchase declined by $16 million during 2006. These borrowings consist of overnight sweep accounts for our business customers and municipalities. Growth of $14 million in this area was offset by the loss of $30 million from a local County government. During 2006, the Bank took advantage of replacing short-term money with more attractive long-term advances offered by the Federal Home Loan Bank of Atlanta.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the “Interest Rate Sensitivity” section of this Item 7 for further discussion on this topic.

At December 31, 2007, we had additional borrowing capacity with the FHLB totaling $24.0 million and an additional $25 million of unused lines of credit with various financial institutions. See Note 8 to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

At December 31, 2007, the Corporation’s total risk-based capital ratio was 12.51%, which was well above the regulatory minimum of 8%. The Corporation’s total risk-based capital ratio for year-end 2006 was 12.95%. As of December 31, 2007, the most recent notification from the regulators categorizes the Corporation as “well capitalized” under the regulatory framework for prompt corrective action. See Note 2 to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for additional information regarding regulatory capital ratios.

Total shareholders’ equity increased $7.8 million to $104.7 million at December 31, 2007, from $96.9 million at December 31, 2006. The return on average equity (ROE) for 2007 decreased to 12.70% from 13.07% for 2006. The combination of net income growth of only 2% and higher capital growth of 8% contributed to the decline in ROE. The recognition of $1.6 million in security losses during the first quarter of 2007 negatively impacted these ratios.

Cash dividends of $.78 per share were paid during 2007, compared with $.76 and $.74 paid in 2006 and 2005, respectively. This represents a dividend payout ratio (cash dividends per share divided by net income per share) of 37.50%, 37.07%, and 37.44% for 2007, 2006, and 2005, respectively.

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

The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers. The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged. At December 31, 2007, such liquid assets totaled $162 million. While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation’s ability to renew maturing deposits. The Corporation’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

When appropriate, we take advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that better enable us to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets. At December 31, 2007, our available borrowing capacity through the FHLB and other financial institutions was approximately $49 million.

We actively manage our liquidity position under the direction of the Asset and Liability Management Committee of the Corporation’s Board of Directors. Monthly reviews by management and quarterly reviews by this Committee under prescribed policies and procedures are intended to ensure that we will maintain adequate levels of available funds. Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands, which include future branch expansion and implementation of a new core processor. Management anticipates opening additional branches or expanding current facilities in its existing market footprint annually or bi-annually for the next several years.

At the holding company level, the Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debt. The main sources of funding for the holding company include dividends from the Bank and access to the capital markets. As discussed in Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, the Bank is subject to significant regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company. During 2007, the Bank declared and paid dividends of $6.0 million. As of December 31, 2007, the amount of additional dividends that the Bank could have paid to the Corporation without regulatory approval was $13.9 million.

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

In order to manage interest sensitivity risk, management formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management’s capital plans. This modeling reflects interest rate changes and the related impact on net interest income over specified periods. Management has not historically used derivative financial instruments to manage its interest rate sensitivity. At December 31, 2007, the static gap analysis prepared by management indicated that we remain liability sensitive over the next year. In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings. Normally, when an organization is liability sensitive there is a negative impact to net interest income when interest rates increase. Based on the simulation analysis performed at December 31, 2007 and 2006, management estimated the following changes in net interest income, assuming the indicated rate changes:

   (Dollars in thousands)

	2007	2006

+200 basis point increase	$(3,337)	$(3,658)
+100 basis point increase	$(1,693)	$(1,612)
-100 basis point decrease	$640	$663

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments. Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future funding requirements. Further discussion of the nature of certain obligations and commitments is included in the Notes to the Consolidated Financial Statements referenced in the table below, which are included in Item 8 of Part II of this annual report.

	Payments Due by Period
Contractual Obligations (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	8
FHLB Advances		$142.5	$1.0	$45.0	$95.25	$1.25
Junior subordinated debt		35.9	—	—	—	35.9
Operating leases	5	2.2	.4	1.0	.8	—
Data processing and telecommunications services	5	4.7	1.6	1.9	1.2	—
Time Deposits	7	524.2	447.1	72.5	4.0	.6
Pension/SERP	11	11.6	.6	1.3	1.9	7.8

	Commitment Expiration by Period
Commitments (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loan commitments	4	$143.8	$8.6	$4.4	$3.2	$127.6
Letters of credit	4	7.5	7.5	—	—	—

At December 31, 2007, our off-balance sheet arrangements were limited to loan commitments and letters of credit discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the caption “Interest Rate Sensitivity”.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries (“Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. The Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of First United Corporation for the year ended December 31, 2005 were audited by other auditors, whose report dated March 9, 2006, expressed an unqualified opinion on those statements.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for its defined benefit pension plan in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First United Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008, expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Baltimore, Maryland
March 5, 2008

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
First United Corporation

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of First United Corporation and subsidiaries (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of First United Corporation and subsidiaries for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
March 9, 2006

First United Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	December 31
	2007	2006
Assets
Cash and due from banks	$24,316	$23,325
Interest-bearing deposits in banks	1,486	2,463
Investment securities available-for-sale (at fair value)	304,908	263,272
Federal Home Loan Bank stock, at cost	9,863	9,620

Loans	1,043,266	963,656
Allowance for loan losses	(7,304)	(6,530)
Net loans	1,035,962	957,126
Premises and equipment, net	31,407	29,852
Goodwill and other intangible assets, net	14,560	14,536
Bank owned life insurance	29,039	27,926
Accrued interest receivable and other assets	27,368	21,197

Total Assets	$1,478,909	$1,349,317

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest-bearing deposits	$97,976	$106,579
Interest-bearing deposits	994,764	864,802
Total deposits	1,092,740	971,381
Short-term borrowings	88,924	99,379
Long-term borrowings	178,451	166,330
Accrued interest payable and other liabilities	12,895	14,202
Dividends payable	1,234	1,169

Total Liabilities	1,374,244	1,252,461

Shareholders’ Equity:
Preferred stock-no par value; authorized and unissued 2,000 shares
Capital stock-par value $.01 per share; authorized 25,000 shares, issued and outstanding 6,138 in 2007 and 6,141 in 2006	61	61
Surplus	21,400	21,448
Retained earnings	88,859	80,927
Accumulated other comprehensive loss	(5,655)	(5,580)

Total Shareholders’ Equity	104,665	96,856

Total Liabilities and Shareholders’ Equity	$1,478,909	$1,349,317

See notes to consolidated financial statements.

First United Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year ended December 31
	2007	2006	2005
Interest income
Interest and fees on loans	$77,132	$69,019	$61,570
Interest on investment securities:
Taxable	12,474	7,699	6,231
Exempt from federal income taxes	3,152	2,860	1,383
	15,626	10,559	7,614
Other	796	690	517
Interest on federal funds sold	11	1	55
Total interest income	93,565	80,269	69,756

Interest expense
Interest on deposits	37,342	27,349	19,104
Interest on short-term borrowings	3,319	4,429	2,749
Interest on long-term borrowings	8,670	7,557	7,560

Total interest expense	49,331	39,335	29,413
Net interest income	44,234	40,934	40,343
Provision for loan losses	2,312	1,165	1,078

Net interest income after provision for loan losses	41,922	39,769	39,265

Other operating income
Service charges	6,949	6,267	5,463
Trust department	4,076	3,671	3,260
Insurance commissions	2,529	1,573	1,599
Gain related to prepayment of long term borrowings	0	0	868
Net securities gains (losses)	(1,605)	4	(125)
Bank owned life insurance	1,114	848	819
Other income	2,029	1,678	2,204

Total other operating income	15,092	14,041	14,088

Other operating expense
Salaries and employee benefits	20,628	19,084	18,428
Equipment	3,224	3,011	3,067
Expenses related to prepayment of long-term borrowings	0	0	437
Occupancy	2,388	2,043	1,642
Data processing	1,672	1,452	1,404
Other expenses	10,563	9,900	9,676

Total other operating expenses	38,475	35,490	34,654

Income before income taxes	18,539	18,320	18,699
Applicable income taxes	5,746	5,743	6,548

Net Income	$12,793	$12,577	$12,151

Earnings per share	$2.08	$2.05	$1.99

Weighted average common shares outstanding	6,149,125	6,129,612	6,105,699
See notes to consolidated financial statements.

First United Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at January 1, 2005	$61	$20,453	$65,405	$437	$86,356
Comprehensive income:
Net income for the year			12,151		12,151
Unrealized loss on securities available-for sale, net of income tax benefit of $1,301				(2,417)	(2,417)
Comprehensive income					9,734
Issuance of 24,758 shares of common stock under dividend reinvestment plan		493			493
Cash dividends-$.745 per share			(4,544)		(4,544)
Balance at December 31, 2005	61	20,946	73,012	(1,980)	92,039
Comprehensive income:
Net income for the year			12,577		12,577
Unrealized gain on securities available-for sale, net of income taxes of $682				1,265	1,265
Comprehensive Income					13,842
Adjustment to initially adopt SFAS No. 158 net of income taxes of $2,619				(4,865)	(4,865)
Issuance of 23,241 shares of common stock under dividend reinvestment plan		502			502
Cash dividends-$.76 per share			(4,662)		(4,662)
Balance at December 31, 2006	61	21,448	80,927	(5,580)	96,856
Comprehensive income:
Net income for the year			12,793		12,793
Unrealized loss on securities available-for sale, net of income taxes of $1,228				(1,815)	(1,815)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,178				1,740	1,740
Comprehensive income					12,718
Issuance of 22,824 shares of common stock under dividend reinvestment plan		476			476
Repurchase of common stock		(524)			(524)
Cash dividends-$.78 per share			(4,861)		(4,861)

Balance at December 31, 2007	$61	$21,400	$88,859	$(5,655)	$104,665

See notes to consolidated financial statements.

First United Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31
	2007	2006	2005
Operating activities
Net Income	$12,793	$12,577	$12,151
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,312	1,165	1,078
Depreciation and amortization	3,237	2,990	3,074
Net accretion and amortization of investment security discounts and premiums	145	175	483
Loss (gain) on sale of investment securities	1,605	(4)	125
Increase in accrued interest receivable and other assets	(3,187)	(2,517)	(1,838)
(Decrease) increase in accrued interest payable and other liabilities	(1,307)	(443)	1,513
Proceeds from sale of mortgage loans	—	—	30,941
Earnings on bank owned life insurance	(1,114)	(848)	(819)
Net cash provided by operating activities	14,484	13,095	46,708
Investing activities
Net decrease (increase) in interest-bearing deposits in banks	977	2,538	(3,146)
Proceeds from maturities of investment securities available-for-sale	45,190	56,196	87,035
Proceeds from sales of investment securities available-for-sale	—	548	27,684
Purchases of investment securities available-for-sale	(163,246)	(88,004)	(139,118)
Proceeds from sales of investment securities held for trading	71,611	—	—
Net increase in loans	(56,193)	(2,726)	(80,452)
Purchase of mortgage loans	(24,955)	—	—
Net (increase) decrease in FHLB stock	(243)	(1,570)	1,475
Acquisition of insurance business	(680)	—	—
Purchase of premises and equipment	(4,135)	(5,287)	(5,542)
Purchase of additional bank owned life insurance	—	(2,839)	—
Net cash used in investing activities	(131,674)	(41,144)	(112,064)
Financing activities
Net increase in deposits	121,359	15,527	105,193
Net (decrease) increase in short-term borrowings	(10,455)	(22,560)	11,707
Proceeds from long-term borrowings	73,500	55,000	—
Payments on long-term borrowings	(61,379)	(17,043)	(47,042)
Cash dividends paid	(4,796)	(4,662)	(4,544)
Proceeds from issuance of common stock	476	502	493
Stock repurchase	(524)	—	—
Net cash provided by financing activities	118,181	26,764	65,807

Increase (decrease) in cash and cash equivalents	991	(1,285)	451
Cash and cash equivalents at beginning of year	23,325	24,610	24,159

Cash and cash equivalents at end of year	$24,316	$23,325	$24,610

Supplemental information
Interest paid	$48,790	$38,363	$28,557
Income taxes paid	5,620	7,860	6,750

See notes to consolidated financial statements

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation (“Corporation”) is a registered financial holding company that was incorporated under the laws of Maryland. It is the parent company of First United Bank & Trust (“Bank”), First United Insurance Group, LLC, (“Insurance Group”) a full-service insurance agency, OakFirst Loan Center, Inc. and OakFirst Loan Center, LLC, both consumer finance companies. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 26 offices and 35 automated teller machines. This customer base includes individuals, businesses and various governmental units. The Insurance Group is a full-service insurance agency. The Corporation and its subsidiaries operate principally in four Western Maryland counties and four West Virginia counties.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment of other than temporary impairment pertaining to investment securities, potential impairment of goodwill, and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2007 presentation.

The Corporation determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements”, or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”. Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both. ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

As discussed further in Note 8, the Corporation formed statutory trusts for the purpose of issuing securities which qualify as regulatory capital. These trusts are considered VIEs, but are not consolidated, based on the criteria established in FIN 46. The Corporation’s investment in non-consolidated VIEs is accounted for using the equity method of accounting.

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

Investments

Securities available-for-sale: All securities purchased have been classified as available-for-sale, and as such are stated at their fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The fair values of publicly traded investments are determined using quoted market prices. The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depends on future events and circumstances.

The amortized cost of debt securities classified as available-for-sale is adjusted for the amortization of premiums to the first call date, if applicable, or to maturity, and for the accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Gains and losses on the sale of securities are recorded using the specific identification method. Management systematically evaluates the securities for impairment on a quarterly basis. Declines in the fair value of available for sale securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values as investment securities - trading, with changes in fair value reported in earnings. Interest and dividends on trading securities are included in investment income.

Federal Home Loan Bank stock is carried at cost, which approximates its redemption value.

Loans

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their outstanding unpaid principal balance, adjusted for any deferred fees or costs pertaining to origination.

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

A loan is considered to be past due when a payment has not been received for 30 days after its contractual due date. It is the Corporation’s general policy to discontinue the accrual of interest on loans (including impaired loans), except for consumer loans, when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual status, interest is not recognized and cash payments received are applied to the principal balances. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt.

Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Loans other than consumer loans are charged-off based on an evaluation of the facts and circumstances of each individual loan.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed by management to be sufficient to absorb estimated losses inherent in the loan portfolio. Loans deemed uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to it. Management’s determination of the adequacy of the loan loss reserve is based upon several factors including the impact of economic conditions on borrowers’ ability to repay their loans, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which in management’s judgment, deserve current recognition.

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the allowance for loan losses, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $.08 million at December 31, 2007.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations. In accordance with SFAS No. 147 and 142 which include guidance specific to bank branch purchases that qualify as business combinations, goodwill is not amortized but is subject to an annual impairment test.

Other intangible assets with finite lives are core deposit intangible assets, which represent the present value of future net income to be earned from acquired deposits. Core deposit intangibles are being amortized using the straight-line method over their estimated life of 7.2 years.

Bank-Owned Life Insurance (BOLI)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. Foreclosed assets are included in accrued interest receivable and other assets and were $825,000 and $23,000, respectively, at December 31, 2007 and 2006.

Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return. The Corporation accounts for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the net liability or asset for deferred taxes adjusted for changes in any deferred tax asset valuation allowance.

Effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Corporation’s evaluation of the implementation of FIN 48, no income tax uncertainties were identified.

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

Defined Benefit Plans

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers Accounting for Defined Benefit Pension and other Post Retirement Plans.” Effective December 31, 2006, the Corporation adopted the provisions of this Statement which resulted in the recognition of the funded status of its defined benefits pension plan as an asset, and its supplemental executive retirement plan as a liability on the Consolidated Statements of Financial Condition, and the recognition of unrecognized net actuarial losses, prior service costs and a net transition asset totaling $4.9 million as a separate component of accumulated other comprehensive loss, net of tax. Refer to Note 11 for a further discussion of the Corporation’s pension plan and supplemental executive retirement plan obligations.

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

Equity Compensation Plan

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. 185,000 shares of stock were authorized for issuance under the plan, but to date no shares have been granted.

Stock Repurchases

Repurchases of the Corporation’s common stock are recorded in accordance with the laws of the State of Maryland. Accordingly, repurchased shares are cancelled and retired and the amount of cash paid for the shares is properly allocated between capital stock and surplus.

Variable Interest Entities

In 2003, the FASB issued Interpretations No. 46 (FIN 46 and FIN 46 R), “Consolidation of Variable Interest Entities”, which clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain VIEs, commonly referred to as special-purpose entities (SPEs), in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (collectively with FUST I, the “Trusts”). The Trusts are Connecticut statutory business trusts, with all outstanding common stock owned by the Corporation, that issued mandatorily redeemable preferred capital securities to third party investors. The Trusts are considered SPEs. In accordance with FIN 46R, the Corporation reported the $30.9 million of junior subordinated debentures as long-term borrowings and its $0.9 million equity interest in the Trusts as “Other Assets” at December 31, 2007 and 2006.

These debentures and preferred securities are discussed in detail in Note 8.

Recent Accounting Pronouncements

FASB Statement No. 141(R) “Business Combinations” was issued in December of 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company believes that these new pronouncements will have an immaterial impact on the Company’s financial statements in future periods.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expenses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statement on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning on or after January 1, 2008 (although early-adoption was permitted under certain circumstances). We do not expect the adoption of SFAS No. 159 to have a significant impact.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows. For further information, see the discussion under “Investment Securities” of the section entitled “Management’s Discussion and Results of Operations” that appears in Item 7 of Part II of this annual report.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For a financial institution to be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentages shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital (to Risk Weighted Assets)
Consolidated	$138,993	12.51%	$88,900	8.00%	N/A	N/A
First United Bank	120,974	11.01%	87,877	8.00%	109,900	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	126,689	11.40%	44,450	4.00%	N/A	N/A
First United Bank	113,851	10.36%	43,938	4.00%	65,940	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	126,689	8.91%	56,846	4.00%	N/A	N/A
First United Bank	113,851	8.08%	56,341	4.00%	70,427	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total Capital (to Risk Weighted Assets)
Consolidated	$130,863	12.95%	$80,737	8.00%	N/A	N/A
First United Bank	113,770	11.40%	79,827	8.00%	99,785	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	119,332	11.81%	40,368	4.00%	N/A	N/A
First United Bank	107,503	10.77%	39,914	4.00%	59,871	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	119,332	9.08%	52,563	4.00%	N/A	N/A
First United Bank	107,503	8.25%	52,116	4.00%	65,145	5.00%

3. Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
U.S. government and agencies	$89,211	$1,557	$—	$90,768
Mortgage-backed securities	60,505	450	16	60,939
Obligations of states and political subdivisions	85,896	691	694	85,893
Corporate and other debt securities	73,537	48	6,277	67,308

Totals	$309,149	$2,746	$6,987	$304,908

December 31, 2006
U.S. government and agencies	$98,007	$125	$642	$97,490
Mortgage-backed securities	51,955	26	1,152	50,829
Obligations of states and political subdivisions	67,892	705	165	68,432
Corporate and other debt securities	46,602	103	184	46,521

Totals	$264,456	$959	$2,143	$263,272

Proceeds from sales and calls of securities and the realized gains and losses are as follows (in thousands):

	2007	2006	2005

Proceeds	$71,611	$548	$27,684
Realized gains	10	4	93
Realized losses	(1,615)	—	(218)

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$1,251	$(2)	$889	$(14)
Obligations of states and political subdivisions	24,103	(337)	22,681	(357)
Corporate securities	36,679	(4,192)	23,035	(2,085)
	$62,033	$(4,531)	$46,605	$(2,456)

	December 31, 2006
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$25,878	$(127)	$56,609	$(515)
Mortgage-backed securities	3,212	(7)	45,470	(1,145)
Obligations of states and political subdivisions	9,844	(35)	15,234	(130)
Corporate securities	33,680	(184)	—	—
	$72,614	$(353)	$117,313	$(1,790)

The Corporation does not believe any individual unrealized loss as of December 31, 2007 represents an other-than-temporary impairment. The unrealized losses on our investment securities are primarily attributable to changes in market interest rates and not due to declines in credit quality. All of our investments in states and other political subdivisions are of the highest investment grade as determined by the major rating agencies. The total $6.3 million in unrealized losses reported for corporate securities at December 31, 2007 relates to Preferred Term Securities (PreTSLs). These securities maintain a high credit rating. The Corporation has both the intent and ability to hold the impaired securities in its investment portfolio for the period of time necessary to recover its amortized cost.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2007 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	(in thousands)
Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$1,325	$1,340
Due after one year through five years	41,132	41,909
Due after five years through ten years	47,087	47,981
Due after ten years	159,100	152,739
	248,644	243,969
Mortgage-backed securities	60,505	60,939
	$309,149	$304,908

At December 31, 2007 and 2006, investment securities with a fair value of $134 million and $146 million, respectively, were pledged as permitted or required to secure public and trust deposits and securities sold under agreements to repurchase as required or permitted by law.

4. Loans

The Corporation, through the Bank, is active in originating loans to customers primarily in Western Maryland and Northeastern West Virginia. The following table is a summary of the loan portfolio and loan commitments by principal categories (in thousands):

	December 31, 2007		December 31, 2006
	Loans	Loan Commitments	Loans	Loan Commitments
Commercial	$492,302	$92,301	$408,361	$72,861
Real Estate - Mortgage	384,420	42,819	359,601	40,557
Consumer Installment	153,593	66	181,574	66
Real Estate - Construction	12,951	8,645	14,120	6,312
Commercial letters of credit	—	7,488	—	7,200
Total	$1,043,266	$151,319	$963,656	$126,996

Loan commitments are made to accommodate the financial needs of the Corporation’s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality. Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management’s credit assessment of the customer. The Corporation considers letters of credit to be guarantees and the amount of liability related to such guarantees was not significant at December 31, 2007 and 2006.

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Pursuant to the Bank’s lending policies, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the year ended December 31 (in thousands):

2007
Balance at January 1	$25,322
Loans or advances	14,131
Repayments	(11,036)

Balance at December 31	$28,417

Activity in the allowance for loan losses is summarized as follows (in thousands):

	2007	2006	2005
Balance at January 1	$6,530	$6,416	$6,814
Gross credit losses	(2,222)	(1,575)	(1,890)
Recoveries	684	524	414
Net credit losses	(1,538)	(1,051)	(1,476)
Provision for loan losses	2,312	1,165	1,078
Balance at December 31	$7,304	$6,530	$6,416

Non-accruing loans were $5.4 million, $3.2 million, and $2.4 million at December 31, 2007, 2006 and 2005, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was $.2 million during 2007 and 2006, and $.05 million during 2005. Accruing loans past due 90 days or more were $3.3 million, $.6 million and $.9 million at the end of 2007, 2006 and 2005, respectively.

The following is a summary of information pertaining to impaired and non-accrual loans (in thousands):

	Years Ended December 31,
	2007	2006	2005
Impaired loans without a valuation allowance	$6,814	$-
Impaired loans with a valuation allowance	176	127
Total impaired loans	$6,990	$127
Valuation allowance related to impaired loans	$176	$127

Average investment in impaired loans	$1,472	$166	$657
Interest income recognized on an accrual basis on impaired loans	$225	$-	$0
Interest income recognized on a cash basis on impaired loans	$162	$178	$51

No additional funds are committed to be advanced in connection with impaired loans.

In December 2005, the Bank sold $31.1 million of its residential mortgage loans. The loans were sold without recourse and the Bank will continue to service these loans. No gain or loss was recognized on the sale. Loan servicing rights of $0.3 million were recorded as part of this transaction and are being amortized over the weighted average remaining life of the loans sold. In April 2007, the Bank purchased $25.0 million of adjustable rate residential mortgage loans.

5. Premises and Equipment

The composition of premises and equipment at December 31 is as follows (in thousands):

	2007	2006
Land	$8,910	$8,910
Land Improvements	316	190
Premises	22,340	20,700
Furniture and Equipment	29,475	27,610
	61,041	57,410
Less accumulated depreciation	(29,634)	(27,558)

Total	$31,407	$29,852

The Corporation recorded depreciation expense of $2.6 million in 2007 and $2.5 million in 2006 and 2005.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2007, future minimum rent commitments under these leases for each of the next five years are as follows: $2.0, $1.8, $1.1, $1.0, and $1.0 million. The leases contain options to extend for periods from 1 to 5 years, not included in the aforementioned amounts.

Total rent expense for offices amounted to $.7 million, $.6 million and $.5 million in 2007, 2006 and 2005, respectively.

6. Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of four branch offices and a banking center from The Huntington National Bank in July 2003 and an insurance agency in April 1999. The Corporation performed its annual impairment test as of December 31, 2007 and determined that goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future. The Corporation will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

	2007				2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$11,900	$—	$11,900		$11,900	$—	$11,900
Core deposit intangible assets	4,040	(2,465)	1,575	2.8	4,040	(1,907)	2,133	3.8
Acquisition of insurance businesses	1,205	(120)	1,085	7.8	525	(22)	503	9.6
Total	$17,145	$(2,585)	$14,560		$16,465	$(1,929)	$14,536

Amortization expense relating to amortizable intangible assets was $.6 million in 2007, 2006 and 2005. Future estimated annual amortization expense is presented below (in thousands):

Year	Annual Amortization
2008	$684
2009	684
2010	585
2011	126
2012	126

7. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $299.6 and $479.6 million at December 31, 2007 and December 31, 2006, respectively.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2007 (in thousands):

2008	$447,140
2009	59,075
2010	13,385
2011	2,170
2012	1,835
Thereafter	587

8. Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year (dollars in thousands):

	2007	2006	2005
Short-term FHLB advance, Daily borrowings, interest rate of 4.56% (at December 31, 2007)	$21,000	$4,500	$31,000
Short-term FHLB advance, Interest rate of 5.44% (at December 31, 2006) maturing in May 2007	—	20,000	—

	2007	2006	2005
Securities sold under agreements to repurchase:
Outstanding at end of year	$67,924	$74,879	$90,939
Weighted average interest rate at year end	3.62%	3.96%	2.56%
Maximum amount outstanding as of any month end	$73,185	$84,380	$93,632
Average amount outstanding	66,854	78,032	85,846
Approximate weighted average rate during the year	3.68%	3.80%	2.68%

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year (dollars in thousands):

	2007	2006
FHLB advances, bearing interest at rates ranging from 3.77% to 4.98% at December 31	$142,522	$130,401
Junior subordinated debt, bearing interest at rates ranging from 5.88% to 7.74% at December 31	35,929	35,929
	$178,451	$166,330

The contractual maturities of long-term borrowings are as follows:

	December 31
	2007			2006
	Fixed Rate	Floating Rate	Total	Total
	(in thousands)
Due in 2007	—	—	—	19,800
Due in 2008	1,000	—	1,000	1,000
Due in 2009	14,000	—	14,000	25,500
Due in 2010	31,000	—	31,000	1,000
Due in 2011	51,000	—	51,000	81,000
Due in 2012	44,250	—	44,250	750
Thereafter	26,891	10,310	37,201	37,280
Total long-term debt	$168,141	$10,310	$178,451	$166,330

In addition to the above, the Corporation has $5.5 million of letters of credit with the Federal Home Loan Bank of Atlanta (“FHLB”) at December 31, 2007. These letters of credit are pledged to secure public deposits.

The Corporation has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2007, the available line of credit equaled $424 million. This line of credit, which can be used for both short or long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage and commercial loans and investment securities, as follows:

1-4 family mortgage loans	$147,161
Commercial loans	12,746
Multifamily loans	2,737
Home Equity loans	9,916
Investment securities	19,994
$192,554

The collateralized line of credit totaled $173 million at December 31, 2007, of which $24 million was available for additional borrowings.

The Corporation also has various unsecured lines of credit totaling $25.0 million with various financial institutions to meet daily liquidity requirements. As of December 31, 2007, the Corporation had no borrowings under these credit facilities.

Repurchase Agreements—The Corporation has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities owned by the company and held in safekeeping at independent correspondent banks.

FHLB Advances—The FHLB advances consist of various borrowings with maturities generally ranging from 5 to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but the Corporation may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, the Corporation’s early repayment of any advance could be subject to a prepayment penalty.

In May 2006, the Bank exchanged $25 million of long-term FHLB advances, with an interest rate of 5.01% for $25 million of long-term FHLB advances, bearing a rate of 4.69%. The exchange netted a gain of $.2 million which will be amortized over 5 years into interest expense.

Subordinated Debt— In March 2004, the Trusts issued preferred securities with an aggregate liquidation amount of $30.9 million to third-party investors. The proceeds of issuance of the preferred securities were used to purchase an equal amount of junior subordinated debentures of the Corporation, as follows:

$20.6 million—6.02% fixed rate for five years payable quarterly, converting to floating rate based on three-month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (7.74% at December 31, 2007) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

The debentures represent the sole assets of the Trusts, and payments of the debentures by the Corporation are the only sources of cash flow for the Trusts.

In December 2004, the Corporation issued an additional $5.0 million of debentures. The debentures have a fixed rate of 5.88% for the first five years, payable quarterly, and then convert to a floating rate based on the three month LIBOR plus 185 basis points. The debentures mature in 2014, but are redeemable five years after issuance at the Corporation’s option.

The Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its common stock.

9. Other Comprehensive Income

A summary of the activity in accumulated other comprehensive loss follows (in thousands):

	For the Year Ending December 31
	2007	2006	2005
Accumulated unrealized (losses)/gains on securities available for sale at January 1, net of tax	$(715)	$(1,980)	$437
Net unrealized gains/(losses) for the period, net of tax	(2,771)	1,268	(2,498)
Reclassification of (gains)/losses occurring during the period, net of tax	956	(3)	81
Effect on other comprehensive income (loss) for the period	(1,815)	1,265	(2,417)
Accumulated unrealized losses on securities available for sale at December 31, net of tax ($1,712) in 2007, ($468) in 2006 and ($1,295) in 2005	$(2,530)	$(715)	$(1,980)
Accumulated unrealized losses for pension obligation at January 1, net of tax	$(2,901)	$0	$0
Cumulative effect of change in accounting for pension obligation - adoption of SFAS No. 158, net of tax	0	(2,901)	0
Change in accumulated unrealized losses for pension obligation, net of tax of	151	0	0
Accumulated unrealized losses for Pension obligation at December 31, net of tax of ($1,859) in 2007 and ($1,562) in 2006	$(2,750)	$(2,901)	$0
Accumulated unrealized losses for SERP obligation at January 1, net of tax	(1,964)	0	0
Cumulative effect of change in accounting for SERP obligation - adoption of SFAS No. 158, net of tax	0	(1,964)	0
Change in accumulated unrealized losses for SERP obligation, net of tax	1,589	0	0
Accumulated unrealized losses for SERP obligation at December 31, net of tax of ($255) in 2007 and ($1,052) in 2006	$(375)	$(1,964)	$0
TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) AT DECEMBER 31, NET OF TAX of ($3,826) at 2007, ($3,082) at 2006 and ($1,295) at 2005	$(5,655)	$(5,580)	$(1,980)

10. Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current Tax Provision:
Federal	$4,275	$5,179	$4,321
State	914	1,094	978
	$5,189	$6,273	$5,299
Deferred taxes (benefit) :
Federal	$455	$(469)	$1,105
State	102	(61)	144
	$557	$(530)	$1,249

Income tax expense for the year	$5,746	$5,743	$6,548

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income on securities and loans	(5.9)	(5.6)	(2.7)
Tax-exempt BOLI income	(2.1)	(1.6)	(1.5)
State income tax, net of federal tax benefit	4.0	3.5	3.9
Other	—	—	.3
	31.0%	31.3%	35.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,948	$2,583
Deferred loan fees	198	225
Deferred compensation	491	513
State tax loss carry forwards	916	722
Unrealized loss on investment securities available-for-sale	1,712	468
Other	685	81
Total deferred tax assets	6,950	4,592
Valuation allowance	(916)	(722)
Total deferred tax assets less valuation allowance	6,034	3,870
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(688)	(524)
Pension/SERP	(1,833)	(449)
Depreciation	(741)	(943)
Other	(239)	(406)
Total deferred tax liabilities	(3,501)	(2,322)
Net deferred tax assets	$2,533	$1,548

State income tax expense amounted to $1.0 million, $1.0 million and $1.1 million during 2007, 2006 and 2005, respectively. The state tax loss carry forwards included in deferred tax assets will expire commencing in 2019.

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

	Pension		SERP
	2007	2006	2007	2006
Change in Benefit Obligation
Obligation at the beginning of the year	$19,181	$18,423	$4,696	$3,662
Service cost	809	809	179	138
Interest cost	1,155	1,048	256	200
Change in assumptions	—	(591)	—	—
Actuarial losses/(gains)	331	1	(2,069)	722
Benefits paid	(554)	(509)	(26)	(26)
Obligation at the end of the year	20,922	19,181	3,036	4,696
Change in Plan Assets
Fair value at the beginning of the year	21,474	19,276	—	—
Actual return on plan assets	1,936	1,707	—	—
Employer contribution	5,000	1,000	26	26
Benefits paid	(554)	(509)	(26)	(26)

Fair value at the end of the year	27,856	21,474	—	—

Funded Status	$6,934	$2,293	$(3,036)	$(4,696)

	Pension			SERP
	2007	2006	2005	2007	2006	2005
Components of Net Pension Cost
Service cost	$809	$809	$799	$179	$138	$90
Interest cost	1,155	1,048	1,035	256	200	134
Expected return on assets	(1,891)	(1,586)	(1,406)	—	—	—
Amortization of transition asset	(39)	(39)	(39)	—	—	—
Amortization of recognized loss	169	220	189	203	121	53
Amortization of prior service cost	10	10	10	113	113	103
Net pension expense in employee benefits	$213	$462	$588	$751	$572	$380

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	6.00%	6.00%	6.15%	6.00%	5.50%	5.50%
Discount rate for net pension cost	6.00%	6.15%	6.15%	—	—	—
Expected long-term return on assets	8.00%	8.00%	8.25%	—	—	—
Rate of compensation increase	3.00%	3.00%	4.00%	4.00%	4.00%	4.00%

The accumulated benefit obligation for the pension plan was $16.0 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the SERP was $3.0 million and $3.7 million at December 31, 2007 and 2006, respectively.

The expected long-term rate of return on Plan assets for the pension plan was determined by considering historical and future expected returns of the asset classes invested in by the Plan trustees, and the allocation strategy currently in place among those classes. The actual asset allocations for the defined benefit pension plan as of December 31, 2007 and 2006, by asset category, are as follows:

	Percentage of Plan Assets
	2007	2006
ASSET CATEGORY
Equity securities	62%	63%
Debt securities	32	32
Cash and cash equivalents	6	5

Total	100%	100%

The investment objective for the defined benefit pension plan is to maximize total return with tolerance for average risk. Asset allocation favors equities, with a target allocation of approximately 55% equity securities, 40% fixed income securities, and 5% cash. Due to volatility in the market, the target allocation is not always desirable and asset allocations will fluctuate between the acceptable ranges. A core equity position of large cap stocks will be maintained. However, more aggressive or volatile sectors will be meaningfully represented in the asset mix in pursuit of higher returns. Higher volatility investment strategies such as credit risk, structured finance, and international bonds will be appropriate strategies in conjunction with the core position.

It is management’s intent to give the plan’s investment managers flexibility with respect to investment decisions and their timing within the overall guidelines. However, certain investments require specific review and approval by management. Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or the anticipated use of derivatives to execute investment strategies.

The following summarizes the number of Corporation shares and the fair value of such shares that are included in Plan assets at December 31, 2007 and 2006, as well as dividends paid to the Plan for such years (dollars in thousands):

	2007	2006
Number of shares held	3,000	3,000
Number of shares purchased	0	0
Number of shares sold	0	839
Fair value	$60	$66
Dividends paid	$2	$2
Percentage of total plan assets	.21%	.31%

Estimated Cash Flows related to the Plan are as follows (in thousands):

Estimated future benefit payments:

	Pension Plan	SERP
2008	$584	$55
2009	595	55
2010	614	55
2011	802	55
2012	987	88
2013-2017	6,851	913
	$10,433	$1,221

The Corporation estimates that it will contribute approximately $2 million to the pension plan in 2008 and expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2007 and 2006, net of tax, are as follows (in thousands):

	2007		2006
	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$2,851	$14	$3,032	$1,497
Unrecognized prior service costs	73	361	85	467
Net transition asset	(174)	—	(216)	—
	$2,750	$375	$2,901	$1,964

Other changes in plan assets and benefit obligations recognized in other comprehensive income during the year ended December 31, 2007 were as follows:

Defined Benefit Pension Plan
Amortization of prior service costs	$(10)
Amortization of transition assets	39
Amortization of unrecognized loss	(170)
$(141)

Supplemental Executive Retirement Plan
Net actuarial gain during the period	$(2,302)
Amortization of prior service costs	(113)
$(2,415)

$(2,556)

Tax effect	816
Amount included in other comprehensive income, net of tax	$(1,740)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows (in thousands):

	Pension	SERP
Prior service cost	$10	$113
Net transition asset	(39)	—
Net actuarial loss	170	203
	$141	$316

 401(K) Profit Sharing Plan

The First United Bank & Trust 401(k) Profit Sharing Plan (“the 401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation. Eligible employees can elect to contribute to the plan through payroll deductions. Contributions up to 6% of an employee’s base salary are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.3 million, $.5 million, and $.4 million in 2007, 2006 and 2005, respectively.

12. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2007, the daily average amount of these required reserves was approximately $1.3 million.

13. Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to the Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2007, the Bank could have paid additional dividends of $13.9 million to the Corporation without regulatory approval.

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

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition at December 31 are as follows (in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$24,316	$24,316	$23,325	$23,325
Interest-bearing deposits in banks	1,486	1,486	2,463	2,463
Investment securities	304,908	304,908	263,272	263,272
Federal Home Loan Bank stock	9,863	9,863	9,620	9,620
Loans, net	1,035,962	1,037,567	957,126	943,173
Accrued interest receivable	7,478	7,478	6,249	6,249

Financial Liabilities:
Deposits	1,092,740	1,093,360	971,381	967,849
Borrowed funds	267,375	271,240	265,709	265,400
Accrued interest payable	5,651	5,651	5,110	5,110
Off Balance Sheet Financial Instruments	—	—	—	—

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

Off-Balance-Sheet Financial Instruments: In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit. The Corporation expects most of these commitments to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements. Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments. The Corporation did not have any derivative financial instruments at December 31, 2007 or 2006.

16. Parent Company Only Financial Information

Condensed Statements of Financial Condition (in thousands)

	December 31
	2007	2006
Assets
Cash	$1,486	$1,593
Investment securities	1,216	1,221
Investment in bank subsidiary	121,632	115,914
Investment in non-bank subsidiaries	11,923	9,653
Other assets	6,919	7,043
Total Assets	$143,176	$135,424

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$1,348	$1,470
Dividends payable	1,234	1,169
Junior subordinated debt	35,929	35,929
Shareholders’ equity	104,665	96,856
Total Liabilities and Shareholder’s Equity	$143,176	$135,424

Condensed Statements of Income (in thousands)

	Year Ended December 31
	2007	2006	2005
Income:
Dividend income from bank subsidiary	$7,912	$5,819	$8,009
Other income	299	284	253
Total Income	8,211	6,103	8,262

Expenses:
Interest expense	2,384	2,355	2,179
Other expenses	169	142	127
Total Expenses	2,553	2,497	2,306

Income before income taxes and equity in undistributed net income of subsidiaries	5,658	3,606	5,956
Equity in undistributed net income of subsidiaries:
Bank	5,790	8,124	5,518
Non-bank	1,345	847	677

Net Income	$12,793	$12,577	$12,151

Condensed Statements of Cash Flows (in thousands)

	Year Ended December 31
	2007	2006	2005
Operating Activities
Net Income	$12,793	$12,577	$12,151
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,135)	(8,971)	(6,195)
Decrease (increase) in other assets	124	1,208	(237)
Increase (decrease) in accrued interest payable and other liabilities	(122)	138	250
Increase in dividends payable	65	6	36

Net cash provided by operating activities	5,725	4,958	6,005

Investing Activities
Proceeds from investment maturities	—	9	38
Net investment in subsidiaries	(988)	(1,281)	(1,331)

Net cash used in investing activities	(988)	(1,272)	(1,293)

Financing Activities
Cash dividends	(4,796)	(4,662)	(4,544)
Proceeds from issuance of common stock	476	502	493
Repurchase of Common Stock	(524)	—	—

Net cash provided by (used in) financing activities	(4,844)	(4,160)	(4,051)
(Decrease) increase in cash and cash equivalents	(107)	(474)	661
Cash and cash equivalents at beginning of year	1,593	2,067	1,406

Cash and cash equivalents at end of year	$1,486	$1,593	$2,067

17. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Interest income	$21,418	$22,841	$24,262	$25,044
Interest expense	11,353	11,947	13,021	13,010
Net interest income	10,065	10,894	11,241	12,034
Provision for loan losses	163	367	790	992
Other income	3,872	4,117	4,063	4,645
Gains (losses) on securities	(1,511)	(99)	0	5
Other expenses	9,243	9,836	9,626	9,770
Income before income taxes	3,020	4,709	4,888	5,922
Applicable income taxes	959	1,504	1,333	1,950

Net income	$2,061	$3,205	$3,555	$3,972

Earnings per share	$.34	$.52	$.58	$.64

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Interest income	$18,977	$19,539	$20,560	$21,193
Interest expense	8,840	9,225	10,380	10,890
Net interest income	10,137	10,314	10,180	10,303
Provision for loan losses	(77)	157	499	586
Other income	3,512	3,304	3,510	3,711
Gains (losses) on securities	4	0	0	0
Other expenses	9,518	8,936	8,538	8,498
Income before income taxes	4,212	4,525	4,653	4,930
Applicable income taxes	1,407	1,481	1,388	1,467

Net income	$2,805	$3,044	$3,265	$3,463

Earnings per share	$.46	$.50	$.53	$.56

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2007 was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO. Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2007, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2007. Management’s report on the Corporation’s internal control over financial reporting and the related attestation report of the Corporation’s registered public accounting firm are included on the following pages.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective.

Beard Miller Company LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the year ended December 31, 2007, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, as stated in their report, which is included herein.

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP Chairman of the Board and Chief Executive Officer	Carissa L. Rodeheaver, CPA, CFP Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited First United Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First United Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of First United Corporation and our report dated March 5, 2008 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Baltimore, Maryland
March 5, 2008

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

All other information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2008 Annual Shareholders Meeting to be filed with the SEC pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2008 Annual Shareholders Meeting to be filed with the SEC pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2008 Annual Shareholders Meeting to be filed with the SEC pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2008 Annual Shareholders Meeting to be filed with the SEC pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein to the Corporation’s definitive Proxy Statement for the 2008 Annual Shareholders Meeting to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Financial Condition as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006  and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

(a) (3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are shown on the Exhibit List that follows the signatures to this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First United Corporation

Dated: March 7, 2008	By:	/s/ William B. Grant
William B. Grant, Esq., CFP Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant (William B. Grant) Director, Chief Executive Officer	/s/ David J. Beachy (David J. Beachy) Director—March 7, 2008
March 7, 2008

/s/ M. Kathryn Burkey (M. Kathryn Burkey) Director—March 7, 2008	/s/ Faye E. Cannon (Faye E. Cannon) Director—March 7, 2008

/s/ Paul Cox, Jr. (Paul Cox, Jr.) Director—March 7, 2008	/s/ Raymond F. Hinkle (Raymond F. Hinkle) Director—March 7, 2008

/s/ Robert W. Kurtz (Robert W. Kurtz) Director, President and Chief	/s/ John W. McCullough (John W. McCullough) Director—March 7, 2008
Risk Officer—March 7, 2008

Elaine L. McDonald (Elaine L. McDonald) Director—March 7, 2008	/s/ Donald E. Moran (Donald E. Moran) Director—March 7, 2008

/s/ Karen F. Myers (Karen F. Myers) Director—March 7, 2008	/s/ Carissa L. Rodeheaver (Carissa L. Rodeheaver) SVP & Chief Financial Officer-
March 7, 2008

/s/ Gary R. Ruddell (Gary R. Ruddell) Director—March 7, 2008	/s/ I. Robert Rudy (I. Robert Rudy) Director—March 7, 2008

/s/ Richard G. Stanton (Richard G. Stanton) Director — March 7, 2008	/s/ Robert G. Stuck (Robert G. Stuck) Director—March 7, 2008

/s/ H. Andrew Walls, III (H. Andrew Walls, III) Director—March 7, 2008

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 1998)

3.2(i)	Amended and Restated By-Laws (filed herewith)

3.2(ii)	First Amendment to Amended and Restated Bylaws (filed herewith)

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

10.6	First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.7	Change in Control Severance Plan Agreement with William B. Grant (incorporated by reference to Exhibit 10.2 the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

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