Form 10-Q
period 2008-03-31
FIRST UNITED CORP/MD/
filed 2008-05-12
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,110,674 shares of common stock, par value $.01 per share, as of April 30, 2008.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands)

	March 31, 2008	December 31 2007
	(Unaudited)
Assets
Cash and due from banks	$22,943	$24,316
Interest-bearing deposits in banks	2,629	1,486
Investment securities available-for-sale (at fair value)	378,727	304,908
Federal Home Loan Bank stock, at cost	13,675	9,863
Loans	1,055,015	1,043,266
Allowance for loan losses	(8,157)	(7,304)
Net loans	1,046,858	1,035,962
Premises and equipment, net	31,484	31,407
Goodwill and other intangible assets, net	14,389	14,560
Bank owned life insurance	29,303	29,039
Accrued interest receivable and other assets	32,041	27,368

Total Assets	$1,572,049	$1,478,909

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$99,945	$97,976
Interest-bearing deposits	1,012,321	994,764
Total deposits	1,112,266	1,092,740

Short-term borrowings	122,965	88,924
Long-term borrowings	218,189	178,451
Accrued interest payable and other liabilities	15,220	12,895
Dividends payable	1,233	1,234
Total Liabilities	1,469,873	1,374,244
Shareholders' Equity
Preferred stock —no par value;Authorized and unissued 2,000 shares
Capital Stock – actual par value $.01 per share;Authorized 25,000 shares; issued and outstanding 6,121 shares at March 31, 2008 and 6,138 shares at December 31, 2007	61	61
Surplus	21,071	21,400
Retained earnings	90,768	88,859
Accumulated other comprehensive loss	(9,724)	(5,655)
Total Shareholders' Equity	102,176	104,665

Total Liabilities and Shareholders' Equity	$1,572,049	$1,478,909

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

Interest income
Interest and fees on loans	$18,954	$17,885
Interest on investment securities:
Taxable	3,878	2,595
Exempt from federal income tax	847	727
Total investment income	4,725	3,322
Other	179	211
Total interest income	23,858	21,418

Interest expense
Interest on deposits	8,976	8,325
Interest on short-term borrowings	475	963
Interest on long-term borrowings	2,378	2,065
Total interest expense	11,829	11,353
Net interest income	12,029	10,065
Provision for loan losses	1,387	163
Net interest income after provision for loan losses	10,642	9,902

Other operating income
Service charges	1,447	1,281
Trust department	1,032	1,007
Net securities gains (losses)	399	(1,511)
Insurance commissions	551	620
Bank owned life insurance	264	259
Other income	647	705
Total other operating income	4,340	2,361

Other operating expenses
Salaries and employee benefits	5,784	4,890
Occupancy, equipment and data processing	1,906	1,738
Other expense	2,664	2,615
Total other operating expenses	10,354	9,243
Income before income taxes	4,628	3,020
Applicable income taxes	1,493	959
Net income	$3,135	$2,061

Earnings per share, basic	$.51	$.34

Dividends per share	$.200	$.195
Weighted average number of shares outstanding	6,127	6,145

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2006	$61	$21,448	$80,927	$(5,580)	$96,856

Comprehensive income:
Net income for the year			12,793		12,793
Unrealized loss on securities available-for sale, net of income taxes of $1,228				(1,815)	(1,815)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,178				1,740	1,740
Comprehensive income					12,718
Issuance of 22,824 shares of common stock under dividend reinvestment plan		476			476
Repurchase and retirement of common stock		(524)			(524)
Cash dividends-$.78 per share			(4,861)		(4,861)

Balance at December 31, 2007	$61	$21,400	$88,859	$(5,655)	$104,665

Comprehensive (loss):
Net income for the quarter			3,135		3,135
Other comprehensive income, net of income taxes of $2,754				(4,069)	(4,069)
Comprehensive (loss)					(934)
Issuance of 5,806 shares of common stock under dividend reinvestment plan		115			115
Repurchase and retirement of common stock		(444)			(444)
Cash dividends-$.200 per share			(1,226)		(1,226)

Balance at March 31, 2008	$61	$21,071	$90,768	$(9,724)	$102,176

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating activities
Net income	$3,135	$2,061
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,387	163
Depreciation	694	609
Amortization of intangible assets	171	139
Net accretion and amortization of investment securities discounts and premiums	(36)	68
(Gain) loss on investment securities	(399)	1,511
(Increase) decrease in accrued interest receivable and other assets	(1,920)	660
Increase (decrease) in accrued interest payable and other liabilities	2,325	(70)
Earnings on bank owned life insurance	(264)	(259)
Net cash provided by operating activities	5,093	4,882

Investing activities
Net increase in interest-bearing deposits in banks	(1,143)	(12,150)
Proceeds from maturities of investment securities trading	—	2,782
Proceeds from maturities of investment securities available-for-sale	33,187	17,562
Proceeds from sales of investment securities available-for-sale	10,264	-
Purchases of investment securities available-for-sale	(123,657)	(40,549)
Net (increase) decrease in loans	(12,283)	5,234
Net (increase) decrease in FHLB stock	(3,812)	471
Purchases of premises and equipment	(772)	(1,538)
Net cash used in investing activities	(98,216)	(28,188)

Financing activities
Net increase (decrease) in short-term borrowings	34,041	(10,118)
Payments on long-term borrowings	(262)	(1,761)
Proceeds from long-term borrowings	40,000	—
Net increase in deposits	19,526	29,193
Cash dividends paid	(1,226)	(1,199)
Proceeds from issuance of common stock	115	117
Stock repurchase	(444)	—
Net cash provided by financing activities	91,750	16,232
Decrease in cash and cash equivalents	(1,373)	(7,074)
Cash and cash equivalents at beginning of the year	24,316	23,325
Cash and cash equivalents at end of period	$22,943	$16,251

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note B – Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. The Corporation does not have any common stock equivalents.

Note C – Investments

Securities available-for-sale: All securities are currently classified as available-for-sale, and as such are stated at their fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The fair values of publicly traded investments are determined using quoted market prices. The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depends on future events and circumstances.

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

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values as investment securities – trading, with changes in fair value reported in earnings. Interest and dividends on trading securities are included in investment income.

Federal Home Loan Bank stock is carried at cost, which approximates its redemption value.

Note D – Fair Value

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective January 1, 2008, the Corporation measures fair market values based on the fair value hierarchy established in SFAS 157. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs that may be used to measure fair value under SFAS 157 are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities. This level is the most reliable source of valuation.

Level 2: Quoted prices that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Paragraph 28 of SFAS No. 157 explains that Level 2 inputs include “inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).” It also includes “inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).” Several sources are utilized for valuing these securities including a contracted valuation service, Standard & Poor’s (S&P) evaluations and pricing services, and other valuation matrices.

Level 3: Prices or valuation techniques that require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2008 are as follows;

		Fair Value Measurements at March 31, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 3/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$378,727	$—	$317,899	$60,828
Impaired loans[1]	$5,865			$5,865
Foreclosed Real Estate	$855			$855

1 The impaired loan fair market value consists of the total impaired loan balance of $6,458 net of the $593 valuation allowance.

The following valuation techniques were used to measure the fair value of assets in the table above which are measured on a recurring basis as of March 31, 2008.

Investments available for sale – Fair value on investments available for sale was based upon a market approach. As of March 31, 2008, Level 2 investment securities available-for-sale included U.S.Government Agencies and mortgage backed securities, private label mortgage backed securities and municipal bonds which are not as actively traded. Their fair values were determined based upon market-corroborated inputs and valuation matrices which are obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The level 3 investments consisted of Preferred Term Securities, Ltd. supported by Trust Preferred Securities which are issued primarily by financial institutions and insurance companies. The Corporation obtains fair market values for these securities from a third party pricing provider who has experience in valuing this type of security. Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations. Due to the current market conditions and illiquidity as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility. During the quarter, the Corporation recognized securities gains of $.4 million on investment securities available-for-sale.

Impaired loans – Loans included in the above table are those that are accounted for under FASB Statement No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114.

Foreclosed real estate – Fair value of foreclosed assets was based on independent third party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area.

The following table shows a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs:

	Fair Value Measurements Using Significant Unobservable Inputs (Dollars in Thousands)
	Investments Securities Available for Sale	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2008	$67,308	$6,814	$825
Total gains/(losses) realized/unrealized
Included in earnings	—	—	—
Included in other comprehensive loss	(7,957)	—	—
Purchases	—	—	—
Sales	—	—	—
Payments/maturities/credits	—	(2,819)	—
Properties/Loans added	—	1,870	30
Ending balance March 31, 2008	$60,828	$5,865	$855

Note E – Other Comprehensive Income

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive income/(loss). Other comprehensive income(loss) (which consisted primarily of the change in unrealized gains (losses) on investment securities available-for-sale) was ($.9) million and $2.9 million, net of tax,  for the three months ended March 31, 2008 and 2007, respectively.

Note F – Junior Subordinated Debentures

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

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.55% at March 31, 2008) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note G – Borrowed Funds

  The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	March 31, 2008	December 31, 2007
Short-term FHLB advance,
Daily borrowings, interest rate of 2.70% at March 31, 2008 and 4.56% at December 31, 2007	$62,000	$21,000

Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 1.91% and 3.62%, respectively	60,965	67,924
	$122,965	$88,924

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging From 1.78% to 4.98% at March 31, 2008	$182,260	$142,522
Junior subordinated debentures, bearing interest at rates ranging from 5.55% to 6.02% at March 31, 2008	35,929	35,929
	$218,189	$178,451

Note H - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, the Supplemental Executive Retirement Plan of First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), and their related components:

	Pension For the three months ended March 31		SERP For the three months ended March 31
(In thousands)	2008	2007	2008	2007
Service cost	$231	$202	$30	$45
Interest cost	316	289	46	64
Expected return on assets	(585)	(448)	-	-
Amortization of transition asset	(10)	(10)	-	-
Recognized loss	35	42	2	51
Prior service cost	3	3	28	28
Net expense included in employee benefits	$(10)	$78	$106	$188

The Corporation intends to contribute $2.5 million to its pension plan in 2008. As of March 31, 2008, the Corporation has not made any contributions to the plan.

Note I - Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors totaling up to 185,000 shares. No grants have been made under this plan to date.

Note J – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.6 million of outstanding standby letters of credit at March 31, 2008 and $7.5 million at December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2008 and December 31, 2007 is material.

Note K – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

FASB Statement No. 161 “Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133 - was issued in March 2008. Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

FASB Statement No. 141(R) “Business Combinations” was issued in December of 2007. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. Impact of adoption will be dependent upon business combinations transacted after that date.

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” - was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Corporation believes that this new pronouncement will have an immaterial impact on the Corporation’s financial statements in future periods.

Staff Accounting Bulletin No. 109 (SAB 109), “Written Loan Commitments Recorded at Fair Value Through Earnings” expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments.” Specifically, the SAB revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not have a material impact on our financial statements.

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statement on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. Adoption of EITF 06-10 did not have a material impact on our consolidated financial statement or disclosures.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including those that include the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. These and other risk factors are discussed in detail the periodic reports that First United Corporation files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information). Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, the Trusts, and First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 26 offices and 31 automated teller machines.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, other-than-temporary-impairment of investment securities and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management described its critical accounting policies in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Management believes that there have been no significant changes in our critical accounting policies since December 31, 2007.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2008 and 2007 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Three Months
	Ended March 31
	2008	2007
Per Share Data
Net Income	$.51	$.34
Dividends Declared	.200	.195
Book Value	16.69	16.06

Significant Ratios
Return on Average Assets (a)	.82%	.62%
Return on Average Equity (a)	11.92	8.43
Dividend Payout Ratio	37.80	58.14
Average Equity to Average Assets	6.90	7.68

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first three months of 2008 totaled $3.14 million or $.51 per share, compared to $2.06 million or $.34 per share for the same period of 2007. The increase in first quarter net income in 2008 compared to 2007 resulted from a one-time pre-tax charge of approximately $1.5 million ($1.0 million or $.17 per share, net of tax) associated with the transfer of investment securities from the available-for-sale category to the trading category during the first quarter of 2007. In addition, we have experienced increased earnings on interest-earning assets, primarily from a restructuring of the investment portfolio as well as leverage strategies implemented throughout 2007 and the first quarter of 2008. Interest expense paid on our interest-bearing liabilities increased by only $.5 million due to declining interest rates and our liability sensitive balance sheet. As a result, our net interest income for the first three months of 2008 increased $2.0 million when compared to the same period of 2007 and our net interest margin increased from 3.39% in the first quarter of 2007 to 3.56% in the first quarter of 2008. The provision for loan losses was $ 1.4 million for the three months ended March 31, 2008, compared to $.2 million for the same period of 2007. The increase in the provision is due to increased net charge offs, non-accrual loans, loan growth and declining economic indicators during the first quarter of 2008.

Other operating income increased $2.0 million during the first three months of 2008 when compared to the same period of 2007. This increase is primarily attributable to the recognition of $.4 million in net securities gains in the first quarter of 2008, compared to net securities losses of $1.5 million in the same period of 2007. Operating expenses increased $1.1 million in the first three months of 2008 when compared to the first three months of 2007 due primarily to increases in personnel expenses that resulted from the hiring of several regional market presidents to strengthen our presence in key market areas and due to normal merit increases.

Our performance ratios improved during the first three months of 2008 when compared to the same period of 2007 due to the non-recurrence in 2008 of the $1.5 million pre-tax loss on investment securities that occurred in 2007. Our 2008 year-to-date actual results, 2007 year-to-date actual results and 2007 year-to-date results exclusive of the impact of the non-recurring securities losses and associated taxes, are presented in the following table:

	For the three months ended
	March 31, 2008	March 31, 2007
	Actual	Actual	Excluding Securities Loss and associated tax
Net Income	$3,135	$2,061	$3,088
Earnings Per Share	$.51	$.34	$.50
Return on Average Equity	11.92%	8.43%	12.64%
Return on Average Assets	.82%	.62%	.93%

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets. Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
		2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,045,689	$18,960	7.29%	$961,908	$17,892	7.44%
Investment securities	352,631	5,181	5.91	272,198	3,714	5.53
Other interest earning assets	12,521	179	5.75	15,179	211	5.63
Total earning assets	$1,410,841	24,320	6.93%	$1,249,285	21,817	7.08%

Interest-bearing liabilities
Interest-bearing deposits	$1,009,581	8,976	3.58%	$876,926	8,325	3.85%
Short-term borrowings	92,644	475	2.06	92,365	963	4.23
Long-term borrowings	200,122	2,378	4.78	165,669	2,065	5.05
Total interest-bearing liabilities	$1,302,347	11,829	3.65%	$1,134,960	11,353	4.06%

Net interest income and spread		$12,491	3.28%		$10,464	3.02%

Net interest margin			3.56%			3.39%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $2.0 million during the first three months of 2008 over the same period in 2007, due to a $2.50 million (11%) increase in interest income offset by a $.5 million (4.2%) increase in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $161.6 million (13%) during the first three months of 2008 when compared to the first three months of 2007. This increase is primarily attributable to the growth that we experienced in both our loan portfolio and in our investment portfolio during the latter half of 2007 and the beginning of 2008 as a consequence of the investment leverage strategies that we have implemented. The decreases in interest rates during the latter half of 2007 and the first quarter of 2008 contributed to the decrease in the average rate on our average earning assets of 15 basis points, from 7.08% for the first three months of 2007 to 6.93% for the first three months of 2008 (on a fully tax equivalent basis).

Interest expense increased only slightly during the first three months of 2008 when compared to the same period of 2007 due to the increase in long and short-term borrowings used to fund the leverage strategies and an overall increase in average interest-bearing liabilities of $167.4 million. Interest-bearing deposits have increased by approximately $132.7 million since March 31, 2007. The effect of the decreasing rate environment resulted in a 41 basis point decrease in the average rate paid on our average interest-bearing liabilities from 4.06% for the three months ended March 31, 2007 to 3.65% for the same period of 2008. The net result of the aforementioned factors was a 17 basis point increase in the net interest margin during the first three months of 2008 to 3.56% from 3.39% for the same time period of 2007.

Other Operating Income

Other operating income increased $2.0 million during the first three months of 2008 when compared to the same period of 2007. The increase was a result of the recognition in first quarter of 2008 of $.4 million in securities gains from sales and calls in our investment portfolio, compared to a $1.5 million securities loss recognized in the same period of 2007. The composition of operating income is illustrated below.

	Income as % of Total Other Operating Income
	Three Months ended
	March 31, 2008	March 31, 2007
Service charge income	33%	54%
Trust department income	24%	43%
Insurance commissions	13%	26%
Bank owned life insurance	6%	11%
Other income	15%	30%
	91%	164%
Securities gains/(losses)	9%	(64)%
	100%	100%

Other Operating Expenses

Other operating expenses increased $1 million, or 12%, for the first quarter of 2008 when compared to the same time period of 2007. The increase was due principally to increases in personnel expenses that resulted from the hiring of several regional market presidents to strengthen our presence in key market areas and due to normal merit increases.

In July 2007, the Board of Directors approved the conversion of our core operating system. This conversion was completed in April 2008. The expense for the conversion process is a large portion of the other expense category. We anticipate that this conversion will create operating efficiencies and better position the organization to respond to future advances in technology.

	Expense as % of Total Other Operating Expenses
	Three Months ended
	March 31, 2008	March 31, 2007
Salaries and employee benefits	56%	53%
Occupancy, equipment and data processing	18%	19%
Other	26%	28%
	100%	100%

Applicable Income Taxes

The effective tax rate for the first three months of 2008 and 2007 remained consistent at 32%. The effective tax rate at year-ended December 31, 2007 was 31%. The slight increase from year-end is primarily attributable to an increase in the Maryland tax rate.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.57 billion at March 31, 2008, an increase of $93 million (6.3%) since December 31, 2007. During this time period, gross loans increased $11.7 million, cash and interest-bearing deposits in banks decreased $.2 million and our investment portfolio increased $73.8 million. Total liabilities increased by approximately $96 million during the first three months of 2008, reflecting increases in total deposits of $19.5 million and increases in short-term borrowings of $34 million and long-term borrowings of $40 million. The increases in short and long-term borrowings reflect the funding of the leverage strategies implemented during the first quarter of 2008.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	March 31, 2008		December 31, 2007
Commercial	$512.3	49%	$492.3	47%
Residential – Mortgage	385.0	36	384.4	37
Installment	144.6	14	153.6	15
Residential – Construction	13.1	1	13.0	1

Total Loans	$1,055.0	100%	$1,043.3	100%

Comparing loans at March 31, 2008 to loans at December 31, 2007, our loan portfolio has increased by $11.7 million (1%). Continued growth in commercial loans ($20 million) and in the residential mortgage portfolio ($.7 million) was offset by a decline in our installment portfolio ($9 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slower than normal economy. The growth in the commercial portfolio is a result of both in-house production and commercial participations with other institutions. At March 31, 2008, approximately 80% of the commercial loan portfolio was collateralized by real estate compared to 81% at December 31, 2007.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	March 31, 2008	December 31, 2007
Non-accrual loans	$4,656	$5,443
Accruing loans past due 90 days or more	2,637	3,260
Total	$7,293	$8,703
Total as a percentage of total loans	.69%	.83%

Non-accrual loans decreased to $4.7 million at March 31, 2008, an $.8 million decrease since December 31, 2007. This decrease is directly attributable to the principal payments received on two loans in this category. Management has performed an extensive review of these loan relationships and believes that the collateral securing the loans is adequate to protect our interests. We have a concentration in real estate acquisition and development loans and rely on various monitoring policies and procedures and the extensive experience of personnel to help mitigate the risks related to this type of lending activity.

During the past several quarters, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures. A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity. These borrowers typically pose a higher risk of defaults and foreclosure. We generally do not make sub-prime loans, and when we do the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan. As of March 31, 2008, management believes that our exposure to risk related to sub-prime loans is very low. However, it should be noted that the problems in the current sub-prime market have adversely affected local housing markets and the general availability of credit.

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

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

	2008	2007
Balance, January 1	$7,304	$6,530
Gross charge offs	(721)	(471)
Recoveries	187	121
Net credit losses	(534)	(350)
Provision for loan losses	1,387	163
Balance at end of period	$8,157	$6,343

Allowance for Loan Losses to loans outstanding (as %)	.77%	.66%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.21%	.15%

The allowance for loan losses increased to $8.2 million at March 31, 2008, compared to $7.3 million at December 31, 2007. The provision for loan losses was $1.4 million for the first three months of 2008, compared to $.2 million for the same period of 2007. The increase in the provision for loan losses in the first three months of 2008 compared to the same period of 2007 was in response to the increase in net charge-offs, loan growth, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.

Net charge offs relating to the installment loan portfolio represent 42% of our total net charge-offs for the first three months of 2008. Generally, installment loans are charged off after they are 120 days contractually past due. The quality of the installment loan portfolio has remained stable, as loans past due 30 days or more were $4.55 million or 3.2% of the installment portfolio at March 31, 2008, compared to $4.54 million or 2.9% at December 31, 2007.

Management believes that the allowance at March 31, 2008 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At March 31, 2008, our entire investment securities portfolio was classified as available-for-sale and carried at fair value. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive income or loss, a component of shareholders’ equity. At March 31, 2008, the total cost basis of the investment portfolio was $389.8 million, compared to a fair value of $378.7 million.

The following table presents the composition of our securities portfolio (fair values) at the dates indicated:

(Dollars in millions)	March 31, 2008		December 31, 2007
Securities Available-for-Sale:
U.S. government and agencies	$95.3	25%	$90.8	30%
Mortgage-backed securities	136.6	36	60.9	20
Obligations of states and political subdivisions	82.1	22	85.9	28
Corporate and other debt securities	64.7	17	67.3	22
Total Investment Securities	$378.7	100%	$304.9	100%

The increase in our investment portfolio since year-end 2007 is primarily due to the purchase of $83 million in mortgage-backed securities during the first quarter of 2008. These purchases were part of a leverage strategy which we intend to fund with FHLB advances, matching the duration of the securities. As of March 31, 2008, $21.5 million of this funding is reflected in our long-term FHLB borrowings. The remaining $61.5 million was in overnight borrowings and will be moved to long-term during the second quarter of 2008.

At March 31, 2008, the securities classified as available-for-sale included a net unrealized loss of $11.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2007 was an unrealized loss of $4.2 million. The fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.

As discussed in Note D, effective January 1, 2008, the Corporation began measuring fair market values based on the fair value hierarchy established in SFAS 157. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require. Approximately $60.8 million (16%) of our securities available-for-sale were classified using significant unobservable inputs (level 3 assets). These Preferred Term Securities are classified as corporate securities and contributed approximately $8.0 million to the unrealized loss reported in our other comprehensive income (loss) on the Statement of Condition. The underlying issuers for these securities are primarily financial institutions and insurance companies. We have completed an in-depth analysis of the securities and based upon the information available to us at this time, believe that the decline in fair value experienced on the securities is not due to credit deterioration, but rather to the recent economic environment and the lack of demand for this type of investment. All securities are performing according to their contractual agreements and we anticipate recovery in fair market value over time. The decline in fair market value of these securities does not have a material impact on operations, liquidity or the capital resources of the company.

Management evaluates on a quarterly basis each available for sale security in an unrealized loss position for other than temporary impairment. In its evaluation, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and our intent and ability to hold the security to an expected recovery in market value. Management does not believe that an unrealized loss on any individual security as of March 31, 2008 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities available-for-sale presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

There has been a lot of media attention regarding “sub-prime” mortgage investments. “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments. We believe that our exposure to losses arising from these types of securities is insignificant.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	March 31, 2008		December 31, 2007
Non-interest-bearing demand deposits	$99.9	9%	$98.0	9%
Interest-bearing demand deposits	442.3	40	420.3	38
Savings deposits	37.3	3	38.6	4
Time deposits less than $.1	234.0	21	236.2	22
Time deposits $.1 or more	298.8	27	299.6	27
Total Deposits	$1,112.3	100%	$1,092.7	100%

Deposits increased $19.6 million during the first three months of 2008 when compared to deposits at December 31, 2007. Interest-bearing demand deposits increased $22.0 million due to successful retail growth in money market products. Overall, the composition of deposits has not materially changed since December 31, 2007.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	March 31, 2008	December 31, 2007

FHLB short-term borrowings	$62.0	$21.0
Securities sold under agreements to repurchase	60.9	67.9
Total short-term borrowings	$122.9	$88.9

FHLB advances	$182.3	$142.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$218.2	$178.4

Total short-term borrowings increased by approximately $34 million during the first three months of 2008, primarily as a result of an increase in overnight borrowings offset by a decline in our treasury management product. Long-term borrowings increased during the first three months of 2008 by $39.8 million. The increases in long-term and overnight borrowings were to fund leverage strategies implemented in the first quarter of 2008.

Liquidity and Capital

We derive liquidity through increased customer deposits, maturities in or sale of the investment portfolio, loan repayments and income from earning assets. When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity. As discussed in Note F to the consolidated financial statements presented elsewhere in this report, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs. We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors. Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at March 31, 2008:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.31%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.16	4.00	6.00
Tier 1 Capital (to average assets)	8.40	3.00	5.00

At March 31, 2008, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.

First United Corporation paid a cash dividend of $.20 per share on February 1, 2008. On March 19, 2008, the Board of Directors declared another dividend of an equal amount, to be paid on May 1, 2008 to shareholders of record as of April 14, 2008.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $151.7 million and $7.6 million, respectively, at March 31, 2008, compared to $143.8 million and $7.5 million, respectively, at December 31, 2007. We are not a party to any other off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity”. Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2007.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2008 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. Management does not believe that any material changes in our risk factors have occurred since they were last updated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended March 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2008	9,300	$19.63	9,300	271,800
February 2008	4,600	19.71	4,600	267,200
March 2008	9,300	$19.32	9,300	257,900
Total	23,200	$19.55	23,200	257,900

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

FIRST UNITED CORPORATION

Date: May 12, 2008	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date May 12, 2008	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice-President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)