Form 10-Q
period 2008-06-30
FIRST UNITED CORP/MD/
filed 2008-08-11
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,095,808 shares of common stock, par value $.01 per share, as of July 31, 2008.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$19,996	$24,316
Interest-bearing deposits in banks	3,774	1,486
Investment securities available-for-sale (at fair value)	362,165	304,908
Investment securities held-to-maturity (fair value of $8,944)	8,794	—
Federal Home Loan Bank stock, at cost	14,091	9,863
Loans	1,079,047	1,043,266
Allowance for loan losses	(8,878)	(7,304)
Net loans	1,070,169	1,035,962
Premises and equipment, net	31,410	31,407
Goodwill and other intangible assets, net	14,218	14,560
Bank owned life insurance	29,486	29,039
Accrued interest receivable and other assets	40,392	27,368

Total Assets	$1,594,495	$1,478,909

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$112,832	$97,976
Interest-bearing deposits	1,017,365	994,764
Total deposits	1,130,197	1,092,740
Short-term borrowings	75,259	88,924
Long-term borrowings	277,927	178,451
Accrued interest payable and other liabilities	15,233	12,895
Dividends payable	1,232	1,234
Total Liabilities	1,499,848	1,374,244
Shareholders' Equity
Preferred stock —no par value;
Authorized and unissued 2,000 shares
Capital Stock – actual par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,105 shares at June 30, 2008 and 6,138 shares at December 31, 2007	61	61
Surplus	20,757	21,400
Retained earnings	93,658	88,859
Accumulated other comprehensive loss	(19,829)	(5,655)
Total Shareholders' Equity	94,647	104,665

Total Liabilities and Shareholders' Equity	$1,594,495	$1,478,909

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)

Interest income
Interest and fees on loans	$37,438	$36,719
Interest on investment securities:
Taxable	8,170	5,577
Exempt from federal income tax	1,691	1,502
Total investment income	9,861	7,079
Other	410	461
Total interest income	47,709	44,259

Interest expense
Interest on deposits	16,396	17,350
Interest on short-term borrowings	868	1,796
Interest on long-term borrowings	5,192	4,154
Total interest expense	22,456	23,300
Net interest income	25,253	20,959
Provision for loan losses	2,353	530
Net interest income after provision for loan losses	22,900	20,429
Other operating income
Service charges	3,146	2,784
Trust department	2,018	2,003
Net securities gains (losses)	476	(1,610)
Insurance commissions Bank owned life insurance	1,081 447	1,103 543
Other income	1,742	1,556
Total other operating income	8,910	6,379
Other operating expenses
Salaries and employee benefits	11,222	10,019
Occupancy, equipment and data processing	3,845	3,554
Other expense	5,938	5,506
Total other operating expenses	21,005	19,079
Income before income taxes	10,805	7,729
Applicable income taxes	3,556	2,463
Net income	$7,249	$5,266

Earnings per share	$1.19	$.86
Dividends per share	$.40	$.39
Weighted average number of shares
outstanding	6,118	6,147

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
	(Unaudited)

Interest income
Interest and fees on loans	$18,484	$18,834
Interest on investment securities:
Taxable	4,292	2,982
Exempt from federal income tax	844	775
Total investment income	5,136	3,757
Other	231	250
Total interest income	23,851	22,841

Interest expense
Interest on deposits	7,420	9,025
Interest on short-term borrowings	393	833
Interest on long-term borrowings	2,814	2,089
Total interest expense	10,627	11,947
Net interest income	13,224	10,894
Provision for loan losses	966	367
Net interest income after provision for loan losses	12,258	10,527
Other operating income
Service charges	1,699	1,503
Trust department	986	996
Net securities gains (losses)	77	(99)
Insurance commissions Bank owned life insurance	530 183	483 284
Other income	1,095	851
Total other operating income	4,570	4,018
Other operating expenses
Salaries and employee benefits	5,438	5,129
Occupancy, equipment and data processing	1,939	1,816
Other expense	3,274	2,891
Total other operating expenses	10,651	9,836
Income before income taxes	6,177	4,709
Applicable income taxes	2,063	1,504
Net income	$4,114	$3,205

Earnings per share	$.68	$.52
Dividends per share	$.200	$.195
Weighted average number of shares
outstanding	6,109	6,150

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2006	$61	$21,448	$80,927	$(5,580)	$96,856
Comprehensive income:
Net income for the year			12,793		12,793
Unrealized loss on securities available-for sale, net of income taxes of $1,228				(1,815)	(1,815)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,178				1,740	1,740
Comprehensive income					12,718
Issuance of 22,824 shares of common stock under dividend reinvestment plan		476			476
Repurchase and retirement of common stock		(524)			(524)
Cash dividends-$.78 per share			(4,861)		(4,861)

Balance at December 31, 2007	$61	$21,400	$88,859	$(5,655)	$104,665

Comprehensive (loss):
Net income for the six months			7,249		7,249
Other comprehensive loss, net of income taxes of $9,592				(14,174)	(14,174)
Comprehensive (loss)					(6,925)
Issuance of 12,002 shares of common stock under dividend reinvestment plan		231			231
Repurchase and retirement of common stock		(944)			(944)
Stock Compensation, net of tax of $10		70			70
Cash dividends-$.40 per share			(2,450)		(2,450)

Balance at June 30, 2008	$61	$20,757	$93,658	$(19,829)	$94,647

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$7,249	$5,266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,353	530
Depreciation	1,421	1,251
Stock compensation	70	—
Amortization of intangible assets	342	279
Net accretion and amortization of investment securities discounts and premiums	(257)	88
(Gain) loss on investment securities	(476)	1,610
Increase in accrued interest receivable and other assets	(3,434)	(72)
Increase in accrued interest payable andother liabilities	2,338	1,093
Earnings on bank owned life insurance	(447)	(543)
Net cash provided by operating activities	9,159	9,502
Investing activities
Net (increase) decrease in interest-bearing deposits in banks	(2,288)	1,743
Proceeds from maturities of investment securities available-for-sale	49,598	32,562
Proceeds from sales of investment securities available-for-sale	15,270	—
Purchases of investment securities available-for-sale	(145,252)	(143,187)
Purchases of investment securities held to maturity	(8,700)	—
Proceeds from sales of investment securities held for trading	—	71,611
Net increase in loans	(36,560)	(22,746)
Purchase of mortgage loans	—	(24,955)
Net (increase) decrease in FHLB stock	(4,228)	56
Acquisition of insurance business	—	(600)
Purchases of premises and equipment	(1,424)	(2,456)
Net cash used in investing activities	(133,584)	(87,972)

Financing activities
Net decrease in short-term borrowings	(13,665)	(28,521)
Payments on long-term borrowings	(15,524)	(33,523)
Proceeds from long-term borrowings	115,000	50,000
Net increase in deposits	37,457	93,081
Cash dividends paid	(2,450)	(2,397)
Proceeds from issuance of common stock	231	236
Stock repurchase	(944)	—
Net cash provided by financing activities	120,105	78,876
(Decrease) increase in cash and cash equivalents	(4,320)	406
Cash and cash equivalents at beginning of the year	24,316	23,325
Cash and cash equivalents at end of period	$19,996	$23,731

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the six-month and the three-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note B – Earnings per Share

Earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Common stock equivalents consist of unvested stock awards, which did not have a dilutive impact in the periods presented.

Note C – Investments

Securities available-for-sale: Securities classified as available-for-sale are stated at their fair value (See note D), with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depends on future events and circumstances.

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

Securities held-to-maturity: Securities currently classified as held-to-maturity are those securities which the Company has the ability and positive intent to hold until maturity. Securities classified as held-to-maturity at the time of purchase are recorded at cost. The carrying values of securities held to maturity are adjusted for premium amortization to the earlier of the maturity or expected call date and discount accretion to the maturity date. Related interest and dividends are included in interest income from investments.

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values as investment securities – trading, with changes in fair value reported in earnings. Interest and dividends on trading securities are included in interest income from investments.

Management systematically evaluates securities for impairment on a quarterly basis. Declines in the fair value of securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank stock is carried at cost, which approximates its redemption value.

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$47,862	$(1,352)	—	—
Mortgage-backed securities	120,647	(2,973)	$198	$(5)
Obligations of states and political subdivisions	50,067	(2,013)	3,548	(399)
Corporate securities	20,891	(9,290)	29,421	(13,648)
Other debt securities	3,991	(49)	—	—
	$243,458	$(15,677)	$33,167	$(14,052)

	December 31, 2007
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$1,251	$(2)	$889	$(14)
Obligations of states and political subdivisions	24,103	(337)	22,681	(357)
Corporate securities	36,679	(4,192)	23,035	(2,085)
	$62,033	$(4,531)	$46,605	$(2,456)

The Corporation does not believe any individual unrealized loss as of June 30, 2008 represents an other-than-temporary impairment. The unrealized losses on our investment securities are primarily attributable to factors such as credit quality, marketability, and liquidity. All of our investments in states and other political subdivisions are of the highest investment grade as determined by the major rating agencies. The total $22.9 million in unrealized losses reported for corporate securities at June 30, 2008 relates to Preferred Term Securities (PreTSLs). Eighteen of these securities have a credit rating of A and seven have a rating of BBB. There have been no changes in credit ratings for these securities during the quarter. The Corporation has both the intent and ability to hold the impaired securities in its investment portfolio for the period of time necessary to recover its amortized cost.

Note D – Fair Value

In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective January 1, 2008, the Corporation measures fair market values based on the fair value hierarchy established in SFAS 157. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of inputs that may be used to measure fair value under SFAS 157 are as follows:

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the valuation assumptions and that are not readily observable in the market (i.e., supported with little or no market activity). These Level 3 instruments are valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2008 are as follows;

		Fair Value Measurements at June 30, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 6/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$362,165	$—	$311,852	$50,313
Impaired loans¹	$7,356			$7,356
Foreclosed Real Estate	$517			$517

¹ The impaired loan fair market value consists of the total impaired loan balance of $8,632 net of the $1,276 valuation allowance.

The following valuation techniques were used to measure the fair value of assets in the table above which are measured on a recurring basis as of June 30, 2008.

Investments available for sale– The fair value of investments available-for-sale was determined using a market approach. As of June 30, 2008, Level 2 investment securities available-for-sale included U.S.Government Agencies and mortgage backed securities, private label mortgage backed securities and municipal bonds which are not as actively traded. Their fair values were determined based upon market-corroborated inputs and valuation matrices which are obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The level 3 investments consisted of Preferred Term Securities, Ltd. supported by Trust Preferred Securities which are issued primarily by financial institutions and insurance companies. The Corporation obtains fair market values for these securities from a third party pricing provider who has experience in valuing this type of security. Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations. Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Impaired loans– Loans included in the above table are those that are accounted for under FASB Statement No. 114 (SFAS 114), “Accounting by Creditors for Impairment of a Loan”, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114.

Foreclosed real estate– Fair value of foreclosed assets was based on independent third party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the six and three months ended June 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Dollars in Thousands)
	Investments Securities Available for Sale	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2008	$67,308	$6,814	$825
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(16,995)	—	—
Sales	—	—	(395)
Payments/maturities/credits	—	(4,766)	—
Properties/loans added	—	5,308	87
Ending balance June 30, 2008	$50,313	$7,356	$517

	Fair Value Measurements Using Significant Unobservable Inputs (Dollars in Thousands)
	Investments Securities Available for Sale	Impaired Loans	Foreclosed Real Estate
Beginning balance March 31, 2008	$60,828	$5,865	$855
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(10,515)	—	—
Sales	—	—	(395)
Payments/maturities/credits	—	(1,947)	—
Properties/loans added	—	3,438	57
Ending balance June 30, 2008	$50,313	$7,356	$517

Note E – Comprehensive Income/(Loss)

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive income/(loss). Other comprehensive income/(loss), consisted primarily of the change in unrealized gains (losses) on investment securities available-for-sale, net of taxes of ($14.2) million and $3.2 million for the six months ended June 30, 2008 and 2007, respectively, and ($10.1) million and $.02 million for the three months ended June 30, 2008 and 2007, respectively.

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

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.56% at June 30, 2008) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note G – Borrowed Funds

  The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	June 30, 2008	December 31, 2007
Short-term FHLB advance, Daily borrowings, interest rate of 2.45% at June 30, 2008 and 4.56% at December 31, 2007	$11,500	$21,000
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 1.91% and 3.62%, respectively	63,759	67,924
	$75,259	$88,924

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 2.37% to 4.98% at June 30, 2008	$241,998	$142,522
Junior subordinated debentures, bearing interest at rates ranging from 5.56% to 6.02% at June 30, 2008	35,929	35,929
	$277,927	$178,451

The long-term FHLB advances are secured by loans collateralized by 1-4 family mortgages and securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	June 30	December 31
	2008	2007
Due in 2008	500	1,000
Due in 2009	14,000	14,000
Due in 2010	31,000	31,000
Due in 2011 Due in 2012	51,000 44,250	51,000 44,250
Thereafter	137,177	37,201
Total long-term debt	$277,927	$178,451

Note H - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, the Supplemental Executive Retirement Plan of First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), and their related components:

Pension	For the six months ended June 30		For the three months ended June 30
(In thousands)	2008	2007	2008	2007
Service cost	$462	$404	$231	$202
Interest cost	632	578	316	289
Expected return on assets	(1,170)	(884)	(585)	(436)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized loss	70	85	35	43
Prior service cost	6	5	3	2
Net pension expense included in employee benefits	$(20)	$168	$(10)	$90

SERP	For the six months ended June 30		For the three months ended June 30
(In thousands)	2008	2007	2008	2007
Service cost	$60	$90	$30	$45
Interest cost	92	128	46	64
Recognized loss	4	102	2	51
Prior service cost	56	56	28	28
Net pension expense included in employee benefits	$212	$376	$106	$188

The Corporation contributed $2.5 million to its pension plan in the second quarter 2008. No further contributions are planned for 2008.

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

On June 18, 2008, the Board of Directors of the Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Corporation’s Omnibus Equity Compensation Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of the Corporation. The value of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. These performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

As of June 30, 2008, a total of 18,519 shares had been granted to executive management under the LTIP at a fair market price of $19.02. These shares will be earned at the end of a three year vesting period if the Corporation meets or exceeds certain performance measures. Stock-based awards were also made to directors totaling 3,738 shares at a fair market price of $18.69. The directors’ shares were vested immediately. In conjunction with the adoption of the LTIP, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Payments”. SFAS No. 123 (R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).

Share-based compensation expense for the quarter and six months ended June 30, 2008 was $.08 million. Unamortized share-based compensation expense as of June 30, 2008 is $.2 million.

Note J – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.1 million of outstanding standby letters of credit at June 30, 2008 and $7.5 million at December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2008 and December 31, 2007 is material.

Note K – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate when interest cost is recognized. The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. The FSP requires retrospective application to the terms of instruments as they existed for all periods presented. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

FASB Statement No. 161 “Derivative Instruments and Hedging Activities” – an amendment of FASB Statement No. 133 - was issued in March 2008. Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statement on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Corporation is currently evaluating the impact, if any, that the adoption of FSP 157-2 will have on our financial statements.

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

THE COMPANY

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended. The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), OakFirst Loan Center, Inc., a West Virginia finance company, OakFirst Loan Center, LLC, a Maryland finance company, the Trusts, and First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”). OakFirst Loan Center, Inc. has one subsidiary, First United Insurance Agency, Inc., which is a Maryland insurance agency. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 26 offices and 32 automated teller machines.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2008 and 2007 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Six Months
	Ended June 30
	2008	2007
Per Share Data
Net Income	$1.19	$.86
Dividends Declared	.40	.39
Book Value	15.50	15.90

Significant Ratios
Return on Average Assets (a)	.93%	.77%
Return on Average Equity (a)	14.16	10.72
Dividend Payout Ratio	33.81	45.52
Average Equity to Average Assets	6.58	7.59

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first six months of 2008 totaled $7.25 million or $1.19 per share, compared to $5.3 million or $.86 per share for the same period of 2007. The increase resulted from a one-time pre-tax charge of approximately $1.6 million ($1.0 million or $.18 per share, net of tax) associated with the transfer of investment securities from the available-for-sale category to the trading category during the first quarter of 2007 and the subsequent sale of these securities during the second quarter of 2007. In addition, we have experienced increased earnings on interest-earning assets, primarily from a restructuring of the investment portfolio as well as leverage strategies implemented throughout 2007 and during the first half of 2008. Interest expense on our interest-bearing liabilities decreased by $.8 million due to declining interest rates during the first half of 2008. As a result, our net interest income for the first six months of 2008 increased $4.4 million when compared to the same period of 2007 and our net interest margin increased from 3.46% in the first six months of 2007 to 3.67% in the first six months of 2008. The provision for loan losses was $2.4 million for the six months ended June 30, 2008, compared to $.5 million for the same period of 2007. The increased provision is due to an increase in net charge offs and non-accrual loans, loan growth and declining economic indicators during the first six months of 2008.

Other operating income increased $2.5 million during the first six months of 2008 when compared to the same period of 2007. This increase is primarily attributable to the recognition of $.5 million in net securities gains in the first six months of 2008, compared to net securities losses of $1.6 million in the same period of 2007. Operating expenses increased $1.9 million in the first six months of 2008 when compared to the first six months of 2007 due primarily to increases in personnel expenses that resulted from the hiring of several regional market presidents to strengthen our presence in key market areas and to normal merit increases. Increased occupancy expenses are primarily attributable to our new operations center.

Consolidated net income for the second quarter of 2008 totaled $4.1 million or $.68 per share, compared to $3.2 million or $.52 per share for the same period of 2007. The net interest margin for the second quarter of 2008 was 3.77%, compared to 3.55% for the same period in 2007. This increase is a result of the same factors discussed above as affecting the first six months of 2008. Second quarter 2008 results improved over second quarter 2007 results due to an increase in net interest income of 21% and a 14% increase in other operating income. Second quarter 2008 operating expenses increased by 8% when compared to operating expenses for the second quarter of 2007, due to increased personnel costs, occupancy and equipment and other expenses.

Our performance ratios improved during the first six months of 2008 when compared to the same period of 2007 in part due to the non-recurrence in 2008 of the $1.6 million pre-tax loss on investment securities that occurred in 2007. Our 2008 year-to-date actual results, 2007 year-to-date actual results and 2007 year-to-date results exclusive of the impact of the non-recurring securities losses and associated taxes are presented in the following table:

	For the six months ended
	June 30, 2008	June 30, 2007
	Actual	Actual	Excluding Securities Loss and associated tax
Net Income	$7,249	$5,266	$6,318
Earnings Per Share	$1.19	$.86	$1.04
Return on Average Equity	14.16%	10.72%	12.86%
Return on Average Assets	.93%	.77%	.93%

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets. Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended June 30,
		2008			2007

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,052,424	$37,450	7.16%	$967,335	$36,733	7.59%
Investment securities	366,011	10,770	5.92	275,896	7,887	5.72
Other interest earning assets	17,494	410	4.71	17,446	461	5.29
Total earning assets	$1,435,929	48,630	6.81%	$1,260,677	45,081	7.15%

Interest-bearing liabilities
Interest-bearing deposits	$1,016,132	16,396	3.24%	$857,259	17,350	4.05%
Short-term borrowings	87,221	868	2.00	84,464	1,796	4.26
Long-term borrowings	231,668	5,192	4.51	167,540	4,154	4.96
Total interest-bearing liabilities	$1,335,021	22,456	3.38%	$1,109,263	23,300	4.20%

Net interest income and spread		$26,174	3.43%		$21,781	2.95%

Net interest margin			3.67%			3.46%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $4.4 million during the first six months of 2008 over the same period in 2007, due to a $3.5 million (7.9%) increase in interest income and a decrease of $.8 million (3.6%) in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $175.3 million (13.9%) during the first six months of 2008 when compared to the first six months of 2007. This increase is primarily attributable to the growth in both our loan portfolio and in our investment portfolio during the latter half of 2007 and the beginning of 2008 as a consequence of the investment leverage strategies that we have implemented. The decreases in interest rates during the latter half of 2007 and the first half of 2008 contributed to the decrease in the average rate on our average earning assets of 34 basis points, from 7.15% for the first six months of 2007 to 6.81% for the first six months of 2008 (on a fully tax equivalent basis).

Interest expense decreased during the first half of 2008 when compared to the same period of 2007 due to a reduction in interest rates on interest-bearing liabilities. Average interest-bearing liabilities increased in the first six months of 2008 by $225.8 million when compared to the same time period for 2007, with interest-bearing deposits increasing by approximately $158.9 million since June 30, 2007. The effect of the decreasing rate environment resulted in an 82 basis point decrease in the average rate paid on our average interest-bearing liabilities from 4.20% for the six months ended June 30, 2007 to 3.38% for the same period of 2008.

The net result of the aforementioned factors was a 21 basis point increase in the net interest margin during the first six months of 2008 to 3.67% from 3.46% for the same time period of 2007.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30
		2008			2007

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,059,160	$18,490	7.02%	$977,446	$18,841	7.71%
Investment securities	379,389	5,589	5.93	279,594	4,173	5.97
Other interest earning assets	22,468	231	4.13	19,652	250	5.09
Total earning assets	$1,461,017	24,310	6.69%	$1,276,692	23,264	7.29%

Interest-bearing liabilities
Interest-bearing deposits	$1,022,683	7,420	2.92%	$872,168	9,025	4.14%
Short-term borrowings	81,799	393	1.93	75,963	833	4.39
Long-term borrowings	263,213	2,814	4.30	169,451	2,089	4.93
Total interest-bearing liabilities	$1,367,695	10,627	3.13%	$1,117,582	11,947	4.28%

Net interest income and spread		$13,683	3.56%		$11,317	3.01%

Net interest margin			3.77%			3.55%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the second quarter of 2008 increased $2.4 million in comparison to the second quarter of 2007. This increase resulted from a $1.0 million increase in interest income during the period, accompanied by a decrease in interest expense of $1.3 million. The increase in interest income resulted from an increase in average interest-earning assets of $184.3 million (14.4%). Average loans increased by $81.7 million while the average balance in investment securities rose by $99.8 million. Average interest-bearing liabilities increased by $250.1 million (22.4%) during the second quarter of 2008 when compared to the second quarter of 2007. This increase resulted primarily from the increase in interest-bearing deposits of $150.5 million and an increase in long-term borrowings of $93.8 million. The effective rate on these liabilities decreased by 115 basis points. Overall, the net interest margin increased by 22 basis points from 3.55% to 3.77% when comparing quarter to quarter.

Provision for Loan Losses

The provision for loan losses was $2.4 million for the first six months of 2008, compared to $.5 million for the same period of 2007. The increase in the provision was in response to the increase in net charge-offs, loan growth, and specific allocations for impaired loans. See additional comments regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses below.

Other Operating Income

Other operating income increased $2.5 million during the first six months of 2008 when compared to the same period of 2007. The increase was a result of the recognition in the first six months of 2008 of $.5 million in securities gains from sales and calls in our investment portfolio, compared to $1.6 million in securities losses recognized in the same period of 2007. Other income for the second quarter of 2008 increased $.6 million when compared to the second quarter of 2007. Insurance commissions increased 9.7% in the second quarter compared to the same period in 2007 due in part to the acquisitions of books of business in 2007. The composition of operating income is illustrated in the following table.

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Six Months ended		Three Months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service charges	35%	44%	37%	37%
Trust department	23%	31%	21%	25%
Securities (losses)/gains	5%	(25%)	2%	(2%)
Insurance commissions	12%	17%	12%	12%
Bank owned life insurance	5%	9%	4%	7%
Other income	20%	24%	24%	21%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses increased $1.9 million or 10% for the first half of 2008 when compared to the first half of 2007. For second quarter 2008, other operating expenses increased $.8 million, or 8%, when compared to the same time period of 2007. The increases for both periods were due principally to higher personnel costs that resulted from the hiring of several regional market presidents to strengthen our presence in key market areas and due to normal merit increases.

In July 2007, the Board of Directors approved the conversion of our core operating system, which was completed in April 2008. The expense for the conversion process is a large portion of the other expense category. We anticipate that this conversion will create operating efficiencies and better position the organization to respond to future advances in technology.

	Expense as % of Total Other Operating Expenses
	Six Months ended		Three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Salaries and employee benefits	54%	52%	51%	52%
Occupancy, equipment and data processing	18%	19%	18%	19%
Other	28%	29%	31%	29%
	100%	100%	100%	100%

Applicable Income Taxes

The effective tax rate for the first six months of 2008 was 33%, compared to 32% for the first six months of 2007. The effective tax rate for the year-ended December 31, 2007 was 31%. The slight increase from year-end is primarily attributable to an increase in the Maryland tax rate, decreased tax exempt income from Bank Owned Life Insurance, and an increase in income.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.59 billion at June 30, 2008, an increase of $115.6 million (7.8%) since December 31, 2007. During this time period, gross loans increased $35.8 million, cash and interest-bearing deposits in banks decreased $2.0 million and our investment portfolio increased $66.1 million. Total liabilities increased by approximately $125.6 million during the first six months of 2008, reflecting increases in total deposits of $37.5 million and an increase in long-term borrowings of $99.5 million offset by a decline in short-term borrowings of $13.7 million. The increase in long-term borrowings reflect the funding of the leverage strategies implemented during the first half of 2008 and management’s desire to lengthen the duration of liabilities in anticipation of rising interest rates. The decrease of $10 million in shareholders’ equity is attributable to the increase in the unrealized losses on securities at June 30, 2008.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	June 30, 2008		December 31, 2007
Commercial	$532.9	50%	$492.3	47%
Residential – Mortgage	392.1	36	384.4	37
Installment	140.1	13	153.6	15
Residential – Construction	13.9	1	13.0	1
Total Loans	$1,079.0	100%	$1,043.3	100%

Comparing loans at June 30, 2008 to loans at December 31, 2007, our loan portfolio has increased by $35.8 million (3.4%). Continued growth in commercial loans ($40.6 million) and in the residential mortgage portfolio ($7.7 million) was offset by a decline in our installment portfolio ($13.5 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product. The growth in the commercial portfolio is a result of both in-house production and commercial participations with other institutions. At June 30, 2008, approximately 77% of the commercial loan portfolio was collateralized by real estate compared to 81% at December 31, 2007.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in millions)	June 30, 2008	December 31, 2007
Non-accrual loans	$10,773	$5,443
Accruing loans past due 90 days or more	1,716	3,260
Total	$12,489	$8,703
Total as a percentage of total loans	1.16%	.83%

Problem loans increased to $12.5 million at June 30, 2008, a $3.8 million increase since December 31, 2007. This increase is directly attributable to the movement of two commercial loans to non-accrual status. Management has performed an extensive review of these loan relationships and the impaired loans and believes that the collateral securing the loans is adequate to protect our interests.

As of June 30, 2008, we have $88.4 million in funded real estate acquisition and development loans throughout our market areas. We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

During the past several quarters, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures. A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity. These borrowers typically pose a higher risk of defaults and foreclosure. We generally do not make sub-prime loans, and when we do the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan. As of June 30, 2008, management believes that our exposure to risk related to sub-prime loans is very low. However, it should be noted that the problems in the current sub-prime market have adversely affected local housing markets and the general availability of credit.

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

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):

	2008	2007
Balance, January 1	$7,304	$6,530
Gross charge offs	(1,257)	(907)
Recoveries	478	295
Net credit losses	(779)	(612)
Provision for loan losses	2,353	530
Balance at end of period	$8,878	$6,448
Allowance for Loan Losses to loans outstanding (as %)	.83%	.64%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.15%	.13%

The allowance for loan losses increased to $8.9 million at June 30, 2008, compared to $7.3 million at December 31, 2007. The provision for loan losses was $2.4 million for the first six months of 2008, compared to $.5 million for the same period of 2007. The increase in the provision for loan losses in the first six months of 2008 compared to the same period of 2007 was in response to the increase in net charge-offs, loan growth, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans. As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate. Additionally, the current economic environment has caused a decline in real estate sales. Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses. Where necessary, we have obtained new appraisals on collateral. Specific allocations have been provided in all instances where we have recognized probable losses.

Net charge offs relating to the installment loan portfolio represent 56% of our total net charge-offs for the first six months of 2008. Generally, installment loans are charged off after they are 120 days contractually past due. However, we have seen a slight improvement in the quality of the installment loan portfolio, as loans past due 30 days or more were $3.44 million or 2.38% of the installment portfolio at June 30, 2008, compared to $4.54 million or 2.9% at December 31, 2007.

Management believes that the allowance at June 30, 2008 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At June 30, 2008, $362.2 million of our investment securities portfolio was classified as available-for-sale and $8.8 million was classified as held-to-maturity. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive income or loss, a component of shareholders’ equity. At June 30, 2008, the total cost basis of the investment portfolio was $399.0 million, compared to a fair value of $371.0 million.

The following table presents the composition of our securities portfolio, available-for-sale at fair values and held-to-maturity at cost at the dates indicated:

(Dollars in millions)	June 30, 2008		December 31, 2007
Securities Available-for-Sale:
U.S. government and agencies	$98.2	27%	$90.8	30%
Mortgage-backed securities	130.4	35	60.9	20
Obligations of states and political subdivisions	61.9	17	85.9	28
Corporate and other debt securities	71.7	19	67.3	22
Securities Held-to-Maturity:
Other debt securities	8.8	2	—	—
Total Investment Securities	$371.0	100%	$304.9	100%

The increase in our investment portfolio since year-end 2007 is primarily due to the purchase of $89 million in mortgage-backed securities during the first half of 2008. These purchases were part of a leverage strategy which was funded with FHLB advances, matching the duration of the securities. As of June 30, 2008, $81.5 million of this funding is reflected in our long-term FHLB borrowings. The remaining $7.5 million was in overnight borrowings.

At June 30, 2008, the securities classified as available-for-sale included a net unrealized loss of $28.0 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2007 was an unrealized loss of $4.2 million. Typically, the fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment. However, in the current economic environment, fair values have also been affected by factors such as credit quality, marketability, and liquidity.

As discussed in Note D, effective January 1, 2008, the Corporation began measuring fair market values based on the fair value hierarchy established in SFAS 157. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require. Approximately $50.3 million (14%) of our securities available-for-sale were classified using significant unobservable inputs (level 3 assets). These Preferred Term Securities are classified as corporate securities and contributed approximately $14.0 million to the unrealized loss reported in our accumulated other comprehensive income (loss) on the Statement of Financial Condition. The underlying issuers for these securities are primarily financial institutions and insurance companies. We have completed an in-depth analysis of the securities and based upon the information available to us at this time believe that the decline in fair value experienced on the securities is due to the recent downturn in the economic environment and the lack of demand for this type of investment. By contract, Preferred Term Securities allow an issuer to defer interest payments for up to twenty quarters. Although there have been deferrals and defaults of some of the underlying issuers, the structured securities held are generally secured by over collateralization or default protection provided by subordinated tranches. Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for significant adverse changes in cash flow projections. If there are adverse changes in cash flows, the amount of accretable yield is prospectively adjusted and an other than temporary impairment (OTTI) loss is recognized. As of June 30, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20. We anticipate a recovery in the fair market value over time. The decline in fair market value of these securities does not have a material impact on operations, liquidity or the capital resources of the company.

Management evaluates on a quarterly basis each security in an unrealized loss position for other than temporary impairment. In its evaluation, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and our intent and ability to hold the security to an expected recovery in market value. Management does not believe that an unrealized loss on any individual security as of June 30, 2008 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

There has been a lot of media attention regarding “sub-prime” mortgage investments. “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments. We believe that our exposure to losses arising from these types of securities is insignificant.

Deposits

  The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	June 30, 2008		December 31, 2007
Non-interest-bearing demand deposits	$112.8	10%	$98.0	9%
Interest-bearing demand deposits	391.7	35	420.3	38
Savings deposits	37.0	3	38.6	4
Time deposits less than $.1	228.5	20	236.2	22
Time deposits $.1 or more	360.2	32	299.6	27
Total Deposits	$1,130.2	100%	$1,092.7	100%

Deposits increased $37.5 million during the first six months of 2008 when compared to deposits at December 31, 2007. Interest-bearing demand deposits decreased $28.6 million and time deposits increased $52.9 million due to a shift of brokered money market funds to longer term brokered time deposits and a successful promotion of three and five year time deposit products. We have shifted our focus to longer-term liabilities as we anticipate a flat to rising interest rate environment.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	June 30, 2008	December 31, 2007

FHLB short-term borrowings	$11.5	$21.0
Securities sold under agreements to repurchase	63.8	67.9
Total short-term borrowings	$75.3	$88.9

FHLB advances	$242.0	$142.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$277.9	$178.4

Total short-term borrowings decreased by approximately $13.6 million during the first six months of 2008, primarily as a result of a decrease in overnight borrowings and a decline in our Treasury Management product. Long-term borrowings increased during the first six months of 2008 by $100 million. The increase in long-term borrowings was to fund leverage strategies implemented in the first half of 2008.

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

The following table presents our capital ratios at June 30, 2008:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.38%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.20	4.00	6.00
Tier 1 Capital (to average assets)	8.41	3.00	5.00

At June 30, 2008, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.

First United Corporation paid a cash dividend of $.20 per share on May 1, 2008. On June 18, 2008, the Board of Directors declared another dividend of an equal amount, to be paid on August 1, 2008 to shareholders of record as of July 14, 2008.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $166.9 million and $7.1 million, respectively, at June 30, 2008, compared to $143.8 million and $7.5 million, respectively, at December 31, 2007. We are not a party to any other off-balance sheet arrangements.

See Note G for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2007.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2008 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended June 30, 2008:

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2008	10,800	$19.01	10,800	247,100
May 2008	10,000	18.86	10,000	237,100
June 2008	4,900	$18.74	4,900	232,200
Total	25,700	$18.87	25,700	232,200
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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2008 annual meeting of shareholders held on May 8, 2008, the shareholders elected six individuals to serve as directors until the 2011 annual meeting of shareholders and until their successors are duly elected and qualify. Our Board of Directors submitted the matters to a vote through solicitation of proxies. The results of the elections were as follows:

Class I (Terms expires 2011)	FOR	WITHHELD	ABSTAINED	BROKER NON-VOTES

01 David J. Beachy	4,558,314	124,643	N/A	N/A
02 Faye E. Cannon	4,556,544	126,413	N/A	N/A
03 Paul Cox, Jr.	4,559,157	123,800	N/A	N/A
04 William B. Grant	4,541,189	141,768	N/A	N/A
05 John W. McCullough	4,569,807	113,150	N/A	N/A

Also at the 2008 annual meeting of shareholders, a vote was cast through solicitation of proxies for the ratification of the Audit Committee’s appointment of Beard Miller Company LLP as the Corporation’s registered public accounting firm for 2008. The results of the election are as follows:

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES

4,593,027	69,956	19,974	N/A

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

FIRST UNITED CORPORATION

Date: August 8, 2008	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date August 8, 2008	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice-President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)