Form 10-Q
period 2008-09-30
FIRST UNITED CORP/MD/
filed 2008-11-07
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,108,313 shares of common stock, par value $.01 per share, as of October 31, 2008.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$20,368	$24,316
Interest-bearing deposits in banks	1,593	1,486
Investment securities available-for-sale (at fair value)	375,060	304,908
Investment securities held-to-maturity (fair value of $8,944)	8,934	—
Federal Home Loan Bank stock, at cost	14,462	9,863
Loans	1,101,492	1,043,266
Allowance for loan losses	(11,518)	(7,304)
Net loans	1,089,974	1,035,962
Premises and equipment, net	31,188	31,407
Goodwill and other intangible assets, net	14,047	14,560
Bank owned life insurance	29,624	29,039
Accrued interest receivable and other assets	44,296	27,368

Total Assets	$1,629,546	$1,478,909

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$104,896	$97,976
Interest-bearing deposits	1,038,206	994,764
Total deposits	1,143,102	1,092,740
Short-term borrowings	104,666	88,924
Long-term borrowings	277,665	178,451
Accrued interest payable and other liabilities	13,009	12,895
Dividends payable	1,232	1,234
Total Liabilities	1,539,674	1,374,244
Shareholders' Equity
Preferred stock —no par value;
Authorized and unissued 2,000 shares
Capital Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,114 shares at September 30, 2008 and 6,138 shares at December 31, 2007	61	61
Surplus	20,652	21,400
Retained earnings	94,303	88,859
Accumulated other comprehensive loss	(25,144)	(5,655)
Total Shareholders' Equity	89,872	104,665

Total Liabilities and Shareholders' Equity	$1,629,546	$1,478,909

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)

Interest income
Interest and fees on loans	$55,921	$56,573
Interest on investment securities:
Taxable	12,491	9,011
Exempt from federal income tax	2,536	2,303
Total investment income	15,027	11,314

Other	538	634
Total interest income	71,486	68,521

Interest expense
Interest on deposits	23,606	27,397
Interest on short-term borrowings	1,218	2,525
Interest on long-term borrowings	8,208	6,399
Total interest expense	33,032	36,321
Net interest income	38,454	32,200
Provision for loan losses	6,570	1,320
Net interest income after provision for loan losses	31,884	30,880

Other operating income

Service charges	4,741	4,268
Trust department	2,989	2,986
Net securities gains (losses)	476	(1,610)
Insurance commissions	1,602	1,652
Bank owned life insurance	585	832
Other income	2,295	2,314
Total other operating income	12,688	10,442

Other operating expenses
Salaries and employee benefits	16,586	15,166
Occupancy, equipment and data processing	6,027	5,384
Other expense	8,368	8,155
Total other operating expenses	30,981	28,705
Income before income taxes	13,591	12,617
Applicable income taxes	4,477	3,796
Net income	$9,114	$8,821

Earnings per share - Basic and Diluted	$1.49	$1.43

Dividends per share	$.60	$.585
Weighted average number of shares outstanding	6,113	6,150

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)

Interest income
Interest and fees on loans	$18,483	$19,854
Interest on investment securities:
Taxable	4,321	3,434
Exempt from federal income tax	845	801
Total investment income	5,166	4,235

Other	128	173
Total interest income	23,777	24,262

Interest expense
Interest on deposits	7,210	10,047
Interest on short-term borrowings	350	729
Interest on long-term borrowings	3,016	2,245
Total interest expense	10,576	13,021
Net interest income	13,201	11,241
Provision for loan losses	4,217	790
Net interest income after provision for loan losses	8,984	10,451

Other operating income
Service charges	1,595	1,484
Trust department	971	983
Insurance commissions	521	549
Bank owned life insurance	138	289
Other income	553	758
Total other operating income	3,778	4,063

Other operating expenses
Salaries and employee benefits	5,364	5,147
Occupancy, equipment and data processing	2,182	1,830
Other expense	2,430	2,649
Total other operating expenses	9,976	9,626
Income before income taxes	2,786	4,888
Applicable income taxes	921	1,333
Net income	$1,865	$3,555

Earnings per share - Basic and Diluted	$.30	$.58

Dividends per share	$.200	$.195
Weighted average number of shares outstanding	6,103	6,150

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statement of Changes in Shareholders’ Equity
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2006	$61	$21,448	$80,927	$(5,580)	$96,856

Comprehensive income:
Net income for the year			12,793		12,793
Unrealized loss on securities available-for sale, net of income taxes of $1,228				(1,815)	(1,815)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,178				1,740	1,740
Comprehensive income					12,718
Issuance of 22,824 shares of common stock under dividend reinvestment plan		476			476
Repurchase and retirement of common stock		(524)			(524)
Cash dividends-$.78 per share			(4,861)		(4,861)

Balance at December 31, 2007	$61	$21,400	$88,859	$(5,655)	$104,665

Comprehensive (loss):
Net income for the nine months			9,114		9,114
Other comprehensive loss, net of income taxes of $13,189				(19,489)	(19,489)
Comprehensive (loss)					(10,375)
Issuance of 19,000 shares of common stock under dividend reinvestment plan		360			360
Repurchase and retirement of common stock		(1,248)			(1,248)
Stock Compensation		140			140
Cash dividends-$.60 per share			(3,670)		(3,670)

Balance at September 30, 2008	$61	$20,652	$94,303	$(25,144)	$89,872

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$9,114	$8,821
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,570	1,320
Depreciation	2,130	1,915
Stock compensation	140	—
Amortization of intangible assets	513	485
Net (accretion) and amortization of investment
securities discounts and premiums	(433)	110
(Gain) loss on investment securities	(476)	1,610
Increase in accrued interest receivable and other assets	(3,739)	(5,326)
Increase (decrease) in accrued interest payable and other liabilities	114	(758)
Earnings on bank owned life insurance	(585)	(832)
Net cash provided by operating activities	13,348	7,345
Investing activities
Net (increase) decrease in interest-bearing deposits in banks	(107)	1,935
Proceeds from maturities of investment securities available-for-sale	61,742	41,174
Proceeds from sales of investment securities available-for-sale	15,270	—
Purchases of investment securities available-for-sale	(179,169)	(152,688)
Purchases of investment securities held to maturity	(8,700)	—
Proceeds from sales of investment securities held for trading	—	71,611
Net increase in loans	(60,582)	(44,232)
Purchase of mortgage loans	—	(24,955)
Net increase in FHLB stock	(4,599)	(570)
Acquisition of insurance business	—	(680)
Purchases of premises and equipment	(1,911)	(3,232)
Net cash used in investing activities	(178,056)	(111,637)

Financing activities
Net increase in short-term borrowings	15,742	8,028
Payments on long-term borrowings	(15,786)	(61,118)
Proceeds from long-term borrowings	115,000	73,500
Net increase in deposits	50,362	85,520
Cash dividends paid	(3,670)	(3,596)
Proceeds from issuance of common stock	360	360
Stock repurchase	(1,248)	(8)
Net cash provided by financing activities	160,760	102,686
Decrease in cash and cash equivalents	(3,948)	(1,606)
Cash and cash equivalents at beginning of the year	24,316	23,325
Cash and cash equivalents at end of period	$20,368	$21,719

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine-month and the three-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year or for any other interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values as investment securities – trading, with changes in fair value reported in earnings. Interest and dividends on trading securities are included in interest income from investments. The Corporation held no securities for trading at September 30, 2008 and December 31, 2007.

Management systematically evaluates securities for impairment on a quarterly basis. Declines in the fair value of securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management also monitors cash flow projections for certain securities in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20).

Federal Home Loan Bank stock is carried at cost, which approximates its redemption value.

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$73,767	$(2,161)	—	—
Mortgage-backed securities	64,329	(3,930)	$198	$(3)
Obligations of states and political subdivisions	52,422	(4,509)	3,227	(720)
Corporate securities	7,648	(2,835)	41,411	(24,124)
Other debt securities	3,774	(266)	—	—
	$201,940	$(13,701)	$44,836	$(24,847)

	December 31, 2007
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$1,251	$(2)	$889	$(14)
Obligations of states and political subdivisions	24,103	(337)	22,681	(357)
Corporate securities	36,679	(4,192)	23,035	(2,085)
	$62,033	$(4,531)	$46,605	$(2,456)

The Corporation does not believe that any individual unrealized loss as of September 30, 2008 represents an other-than-temporary impairment. The unrealized losses on our investment securities are primarily attributable to factors such as marketability, liquidity and the current economic environment. All of our investments in states and other political subdivisions are of the highest investment grade as determined by the major rating agencies. The total $27.0 million in unrealized losses reported for corporate securities at September 30, 2008 relates to Preferred Term Securities (PreTSLs). Eighteen of these securities have a credit rating of A and seven have a rating of BBB. There have been no changes in credit ratings for these securities during the quarter. The Corporation has both the intent and ability to hold the impaired securities in its investment portfolio for the period of time necessary to recover its amortized cost (See note D).

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

For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2008 are as follows;

		Fair Value Measurements at September 30, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 9/30/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$375,060	$—	$328,977	$46,083
Impaired loans¹	$31,794			$31,794
Foreclosed Real Estate	$714			$714

¹ The impaired loans fair market value consists of the total impaired loans balance of $35,485 net of the $3,691 valuation allowance.

FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3), was issued on October 10, 2008 and is effective for current and prior periods. The objective of FSP 157-3 is to clarify FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and to illustrate key considerations that may be used to determine the fair value of a financial asset when the market for that asset is not active. First United believes that its valuation techniques are appropriate and consistent with other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair value at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table above which are measured on a recurring basis as of September 30, 2008.

Investments available for sale– The fair value of investments available-for-sale was determined using a market approach. As of September 30, 2008, Level 2 investment securities available-for-sale included U.S.Government Agencies and mortgage backed securities, private label mortgage backed securities and municipal bonds which are not as actively traded. Their fair values were determined based upon market-corroborated inputs and valuation matrices which are obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The level 3 investments consisted of Preferred Term Securities supported by Trust Preferred Securities which are issued primarily by financial institutions and insurance companies. In prior quarters, the Corporation obtained fair values for these securities from a third party pricing provider who has experience in valuing this type of security. Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations. As a result of the illiquid market and the effect of distressed sale pricing, management determined that application of FSP 157-3 was more appropriate in determining the current fair value of these securities.

At September 30, 2008, First United Bank & Trust (the “Bank”) owned 26 pooled Preferred Term Securities with a $72.6 million par value. Management has determined that the market for these securities is currently inactive. We reached this determination based on a significant decline in the trading volume of these securities relative to historical levels. The market for Preferred Term Securities is virtually non-existent at this time. There have been no new pooled trust preferred issuances during 2008 and trading activity for this class of securities (buy side) shows total trades in the first three quarters of 2008 at 116, 44, and 10 trades, respectively. During 2007, there were 245 public trades. The volume has declined from a high of $376 million in the first quarter of 2007 to just $26 million in the quarter ended September 30, 2008. This is clearly indicative of an inactive and inefficient market leading to the depressed pricing on these securities. Observable prices for these securities are available based upon broker models and while these inputs have been considered, management has determined that significant adjustments are necessary to determine the fair value of these securities at September 30, 2008.

An income approach which maximizes the use of observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach that was used in prior measurement periods. The discount rate adjustment technique described in Appendix B of FASB Statement 157 was used to determine an indication of fair value. The starting point was a base rate, or a current implied rate of return based upon the Bloomberg Fair Value (“BFV”) Model for Corporate issues. The BFV curve selected was the USD United States Bank BFV Curve for the appropriate credit rating of the bond being valued. The underlying bonds used in this curve are trust preferred securities and subordinated debt issued by domestic banks. The yield selected was for the 30 year bond which is most appropriate to the class of securities being priced.

The base rate was adjusted to take into consideration the liquidity risk inherent in the Preferred Term Securities. This liquidity premium was determined by calculating the difference between the average spread to three month LIBOR for Preferred Term Securities at the time of purchase (an active market) and the most recent spread to three month LIBOR for privately issued Trust Preferred Securities (an inactive market). This approach compares pooled securities to privately issued securities due to the illiquidity in the capital markets and the non-existent market for pooled Trust Preferred Securities. The resulting liquidity premium factor for the A rated bonds was 357 basis points and the premium factor applied for the BBB rated bonds was 281 basis points. A liquidity premium was previously factored into the spread at the time of purchase for the BBB rated bonds due to their rating. As a result, the liquidity premium applied for the BBB rated bonds is slightly lower than the liquidity premium factor for the A rated bonds. All of the securities for which a fair value is being determined have a floating, uncapped interest rate, and accordingly, no adjustment was necessary for interest rate risk.

The base rate plus the liquidity premium factor provided an adjusted discount rate which was then utilized in the present value calculation based upon the contractual cash flows of each individual security to both maturity and auction date. The two resulting present values represented a range of fair values of the security in the current illiquid market. Although the Preferred Term Securities are structured to be repaid at the auction date, it is unknown at this time how the current economic conditions will affect this redemption. Accordingly, the mid-point of the range was selected as the current fair value at September 30, 2008, and represents management’s estimate of the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale. Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Impaired loans– Loans included in the preceding table are those that are accounted for under FASB Statement No. 114 (SFAS 114), “Accounting by Creditors for Impairment of a Loan”, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114.

Foreclosed real estate– Fair value of foreclosed assets was based on independent third party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the nine and three months ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Dollars in Thousands)
	Investments Securities Available for Sale	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2008	$67,308	$6,814	$825
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(21,225)	—	—
Sales	—	—	(425)
Payments/maturities/credits	—	(5,003)	—
Properties/loans added	—	29,983	314
Ending balance September 30, 2008	$46,083	$31,794	$714

	Fair Value Measurements Using Significant Unobservable Inputs (Dollars in Thousands)
	Investments Securities Available for Sale	Impaired Loans	Foreclosed Real Estate
Beginning balance June 30, 2008	$50,313	$7,356	$517
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(4,230)	—	—
Sales	—	—	(30)
Payments/maturities/credits	—	(237)	—
Properties/loans added	—	24,675	227
Ending balance September 30, 2008	$46,083	$31,794	$714

Note E – Comprehensive Income/(Loss)

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive income/(loss). Other comprehensive income/(loss), consisted primarily of the change in unrealized gains (losses) on investment securities available-for-sale. Total comprehensive (loss)/income (which consists of net income plus the change in unrealized gains/(losses) on investment securities available-for-sale), net of taxes and pension obligations were ($10.4) million and $7.4 million for the nine months ended September 30, 2008 and 2007, respectively, and ($3.5) million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively.

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

$20.6 million—6.02% fixed rate for five years payable quarterly, converting to floating rate based on three-month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation’s option. This fixed rate will convert to a floating rate in March 2009.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (5.57% at September 30, 2008) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

The debentures represent the sole assets of the Trusts, and payments of the debentures by the Corporation are the only sources of cash flow for the Trusts.

In December 2004, the Corporation issued an additional $5.0 million of debentures. The debentures have a fixed rate of 5.88% for the first five years, payable quarterly, and then convert to a floating rate based on the three month LIBOR plus 185 basis points in December 2009. The debentures mature in 2014, but are redeemable five years after issuance at the Corporation’s option.

The Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.

Note G – Borrowed Funds

  The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	September 30, 2008	December 31, 2007
Short-term advances, Daily borrowings, interest rate of 2.625% at September 30, 2008 and 4.56% at December 31, 2007	$22,000	$21,000

Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 1.00% and 3.62%, respectively	82,666	67,924
	$104,666	$88,924

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at September 30, 2008	$241,736	$142,522
Junior subordinated debentures, bearing interest at rates ranging from 5.57% to 6.02% at September 30, 2008	35,929	35,929
	$277,665	$178,451

The long-term FHLB advances are secured by loans collateralized by 1-4 family mortgages and securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	September 30	December 31
	2008	2007

Due in 2008	250	1,000
Due in 2009	14,000	14,000
Due in 2010	31,000	31,000
Due in 2011	51,000	51,000
Due in 2012	44,250	44,250
Thereafter	137,165	37,201
Total long-term debt	$277,665	$178,451

Note H - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, the Supplemental Executive Retirement Plan of First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), and their related components:

Pension	For the nine months ended September 30		For the three months ended September 30
(In thousands)	2008	2007	2008	2007

Service cost	$693	$606	$231	$202
Interest cost	948	867	316	289
Expected return on assets	(1,755)	(1,387)	(585)	(503)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized loss	105	128	35	43
Prior service cost	9	7	3	2
Net pension expense included in employee benefits	$(30)	$191	$(10)	$23

SERP	For the nine months ended September 30		For the three months ended September 30
(In thousands)	2008	2007	2008	2007

Service cost	$90	$135	$30	$45
Interest cost	138	192	46	64
Recognized loss	6	153	2	51
Prior service cost	84	84	28	28
Net pension expense included in employee benefits	$318	$564	$106	$188

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

On June 18, 2008, the Board of Directors of the Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Corporation’s Omnibus Equity Compensation Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of the Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. These performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

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

Stock-based awards were also made to directors totaling 3,738 shares at a fair market price of $18.69 as defined in their annual compensation package. The directors’ shares were vested immediately.

Share-based compensation expense for the quarter and nine months ended September 30, 2008 was $.1 million. Unamortized share-based compensation expense as of September 30, 2008 is $.4 million. The 18,519 unvested shares did not affect the diluted earnings per share.

Note J – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $7.0 million of outstanding standby letters of credit at September 30, 2008 and $7.5 million at December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2008 and December 31, 2007 is material.

Note K – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In October 2008, the FASB issued FSP SFAS No. 157-3,“Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The financial impact of application of FSP 157-3 is discussed above in Note D – Fair Value.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, other-than-temporary-impairment of investment securities and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management described its critical accounting policies in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion updates a critical accounting policy that was contained in the Annual Report on Form 10-K to reflect recent changes in economic conditions.

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

FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3), was issued on October 10, 2008 and is effective for current and prior periods. The objective of FSP 157-3 is to clarify FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and to illustrate key considerations that may be used to determine the fair value of a financial asset when the market for that asset is not active. FSP 157-3 was used by management for the quarter ended September 30, 2008 to determine the fair market value of certain investment securities that trade in an inactive market. Because the methodology applied in determining these fair values relies on management’s estimates and judgments, actual results may differ from management’s estimates.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2007.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2008 and 2007 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Nine Months
	Ended September 30
	2008	2007
Per Share Data
Net Income	$1.49	$1.43
Dividends Declared	.60	.585
Book Value	14.70	16.40

Significant Ratios
Return on Average Assets (a)	.77%	.84%
Return on Average Equity (a)	12.31	11.84
Dividend Payout Ratio	53.70	40.78
Average Equity to Average Assets	6.25	7.53

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income for the first nine months of 2008 totaled $9.1 million or $1.49 per share, compared to $8.8 million or $1.43 per share for the same period of 2007. The increase in net income resulted primarily from a $6.3 million increase in net interest income. This increase was offset by a $5.3 million increase in the provision for loan losses. We have experienced increased earnings on interest-earning assets, primarily from a restructuring of the investment portfolio. Interest expense on our interest-bearing liabilities decreased $3.3 million due to declining interest rates during the first nine months of 2008 as well as the enhanced efforts of our internal treasury committee. As a result, our net interest income for the first nine months of 2008 increased $6.3 million when compared to the same period of 2007 and our net interest margin increased from 3.48% in the first nine months of 2007 to 3.67% in the first nine months of 2008. The provision for loan losses was $6.6 million for the nine months ended September 30, 2008, compared to $1.3 million for the same period of 2007. The increased provision is due to an increase in specific allocations, non-accrual loans, loan growth and declining economic indicators during the first nine months of 2008.

Other operating income increased $2.2 million during the first nine months of 2008 when compared to the same period of 2007. This increase is primarily attributable to the recognition of $.5 million in net securities gains in the first nine months of 2008, compared to net securities losses of $1.6 million in the same period of 2007. Operating expenses increased $2.3 million in the nine months of 2008 when compared to the nine months of 2007 due primarily to increases in personnel expenses. Increased occupancy expenses are primarily attributable to our new operations center.

Consolidated net income for the third quarter of 2008 totaled $1.9 million or $.30 per share, compared to $3.6 million or $.58 per share for the same period of 2007. The decrease in net income is primarily attributable to the increased provision expense during the quarter. The net interest margin for the third quarter of 2008 was 3.67%, compared to 3.52% for the same period in 2007, as a result of the same factors discussed in the year to date review. Third quarter 2008 operating expenses increased by 3.6% when compared to operating expenses for the third quarter of 2007, due to increases in personnel costs, occupancy and equipment expenses and costs associated with the conversion of our core processing system.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets. Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended September 30,
		2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,064,525	$55,935	7.02%	$982,948	$56,593	7.68%
Investment securities	367,494	16,391	5.96	283,932	12,552	5.89
Other interest earning assets	17,530	538	4.09	15,683	634	5.40
Total earning assets	$1,449,549	72,864	6.71%	$1,282,563	69,779	7.25%
Interest-bearing liabilities
Interest-bearing deposits	$1,019,332	23,606	3.09%	$892,939	27,397	4.09%
Short-term borrowings	87,088	1,218	1.87	80,325	2,525	4.19
Long-term borrowings	247,053	8,208	4.44	171,388	6,399	4.98
Total interest-bearing liabilities	$1,353,473	33,032	3.25%	$1,144,652	36,321	4.23%
Net interest income and spread		$39,832	3.46%		$33,458	3.02%
Net interest margin			3.67%			3.48%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $6.4 million during the first nine months of 2008 over the same period in 2007 due to a $3.1 million (4.4%) increase in interest income and a decrease of $3.3 million (9.1%) in interest expense. The increase in interest income resulted from an increase in average interest-earning assets of $167.0 million (13.0%) during the first nine months of 2008 when compared to the first nine months of 2007. This increase is attributable to the growth in both our loan portfolio and in our investment portfolio during the latter half of 2007 and the beginning of 2008. The decreases in interest rates during the latter half of 2007 and the first nine months of 2008 contributed to the decrease in the average rate on our average earning assets of 54 basis points, from 7.25% for the first nine months of 2007 to 6.71% for the first nine months of 2008 (on a fully tax equivalent basis).

Interest expense decreased during the first nine months of 2008 when compared to the same period of 2007 due to a reduction in interest rates on interest-bearing liabilities. Average interest-bearing liabilities increased in the first nine months of 2008 by $208.8 million when compared to the same time period for 2007, with interest-bearing deposits increasing by approximately $126.4 million since September 30, 2007. The effect of the decreasing rate environment and the efforts of our internal treasury committee resulted in a 98 basis point decrease in the average rate paid on our average interest-bearing liabilities from 4.23% for the nine months ended September 30, 2007 to 3.25% for the same period of 2008.

The net result of the aforementioned factors was a 19 basis point increase in the net interest margin during the first nine months of 2008 to 3.67% from 3.48% for the same time period of 2007.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30
		2008			2007
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,088,725	$18,485	6.75%	$1,013,771	$19,860	7.83%
Investment securities	370,462	5,621	6.04	300,003	4,665	6.22
Other interest earning assets	20,283	128	2.51	12,195	173	5.71
Total earning assets	$1,479,470	24,234	6.52%	$1,325,969	24,698	7.45%

Interest-bearing liabilities
Interest-bearing deposits	$1,025,731	7,210	2.80%	$942,922	10,047	4.26%
Short-term borrowings	86,822	350	1.60	74,145	729	3.93
Long-term borrowings	277,825	3,016	4.32	178,958	2,245	5.02
Total interest-bearing liabilities	$1,390,378	10,576	3.03%	$1,196,025	13,021	4.35%

Net interest income and spread		$13,658	3.49%		$11,677	3.10%

Net interest margin			3.67%			3.52%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the third quarter of 2008 increased $2.0 million in comparison to the third quarter of 2007. This increase resulted from a $.5 million decrease in interest income during the period accompanied by a decrease in interest expense of $2.5 million. The decrease in interest income resulted from a decrease in interest rates on interest-earning assets of 93 basis points. Average loans increased by $75.0 million while the average balance in investment securities increased by $70.5 million. Average interest-bearing liabilities increased by $194.4 million (16.3%) during the third quarter of 2008 when compared to the third quarter of 2007. This increase resulted primarily from the increase in interest-bearing deposits of $82.8 million and an increase in long-term borrowings of $98.9 million. The effective rate on these liabilities decreased by 132 basis points. Overall, the net interest margin increased by 15 basis points from 3.52% to 3.67% when comparing quarter to quarter.

Provision for Loan Losses

The provision for loan losses was $6.6 million for the first nine months of 2008, compared to $1.3 million for the same period of 2007 and was $4.2 million for the three months ended September 30, 2008, compared to $.8 million for the same period of 2007. The increase in the provision was in response to the increase in net charge-offs, loan growth, and specific allocations for impaired loans and an increase in non-accrual loans. Additional information regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the “Allowance and Provision for Loan Losses” section.

Other Operating Income

Other operating income increased $2.2 million during the first nine months of 2008 when compared to the same period of 2007. The increase is primarily due to the realization in the first nine months of 2008 of $.5 million in securities gains, compared to $1.6 million in securities losses realized in the same period of 2007. Other operating income for the third quarter of 2008 decreased $.3 million when compared to the third quarter of 2007. Increases in service charge income were offset by flat revenues in our trust department and insurance operations and decreases in BOLI income and other income. Although we have experienced favorable sales growth in both the trust and insurance divisions, unfavorable market conditions have reduced the fees and commissions on our existing accounts under management. The decrease in other income is due primarily to a decrease in secondary market income as the Company has seen growth in the in-house mortgage portfolio versus selling to the secondary market. The composition of operating income is illustrated in the following table.

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Nine Months ended		Three Months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service charges	37%	41%	42%	37%
Trust department	23%	29%	26%	24%
Insurance commissions	13%	15%	14%	13%
Bank owned life insurance	5%	8%	4%	7%
Other income	18%	22%	14%	19%
	96%	115%	100%	100%
Securities gains/(losses)	4%	(15)%	—	—
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses increased $2.3 million or 7.9% for the nine months of 2008 when compared to the nine months of 2007. For third quarter 2008, other operating expenses increased $.4 million, or 3.6%, when compared to the same time period of 2007. The increases for both periods were due principally to higher personnel costs.

In July 2007, the Board of Directors approved the conversion of our core operating system, which was completed in April 2008. The expense for the conversion process is a large portion of the other expense category. We anticipate that this conversion will create operating efficiencies and better position the organization to respond to future advances in technology. There was an increase in equipment expense during the third quarter of 2008 as compared to the third quarter of 2007 due to an increase in equipment maintenance agreements.

	Expense as % of Total Other Operating Expenses
	Nine Months ended		Three months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Salaries and employee benefits	54%	53%	54%	53%
Occupancy, equipment and data processing	19%	19%	22%	19%
Other	27%	28%	24%	28%
	100%	100%	100%	100%

Applicable Income Taxes

The effective tax rate for the first nine months of 2008 was 33%, compared to 30% for the first nine months of 2007. The effective tax rate for the year-ended December 31, 2007 was 31%. The slight increase from year-end is primarily attributable to an increase in the Maryland tax rate and decreased tax exempt income.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.63 billion at September 30, 2008, an increase of $150.6 million (10.2%) since December 31, 2007. During this time period, gross loans increased $58.2 million, cash and interest-bearing deposits in banks decreased $3.8 million and our investment portfolio increased $79.1 million. Total liabilities increased by approximately $165.4 million during the first nine months of 2008, reflecting increases in total deposits of $50.1 million and increases in long-term and short-term borrowings of $99.2 million and $15.7 million, respectively. The increase in long-term borrowings reflect the funding of the investments purchased during the first half of 2008 and management’s desire to lengthen the duration of liabilities on the balance sheet. The decrease of $14.8 million in shareholders’ equity is attributable to the increase in the unrealized losses on securities at September 30, 2008.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	September 30, 2008		December 31, 2007
Commercial	$548.1	50%	$492.3	47%
Residential – Mortgage	396.4	36	384.4	37
Installment	141.2	13	153.6	15
Residential – Construction	15.8	1	13.0	1

Total Loans	$1,101.5	100%	$1,043.3	100%

Comparing loans at September 30, 2008 to loans at December 31, 2007, our loan portfolio has increased by $58.2 million (5.6%). Continued growth in commercial loans ($55.8 million) and in the residential mortgage portfolio ($14.8 million) was offset by a decline in our installment portfolio ($12.4 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product. The growth in the commercial portfolio is a result of both in-house production and participations with other institutions. At September 30, 2008, approximately 76% of the commercial loan portfolio was collateralized by real estate, compared to 81% at December 31, 2007.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table.

(Dollars in thousands)	September 30, 2008	December 31, 2007
Non-accrual loans	$29,098	$5,443
Accruing loans past due 90 days or more	2,754	3,260
Total	$31,852	$8,703
Total as a percentage of total loans	2.89%	.83%

Problem loans increased to $31.9 million at September 30, 2008, a $23.1 million increase since December 31, 2007. This increase is directly attributable to the movement of several large commercial loans to non-accrual status. Management has performed an extensive review of these loan relationships and the impaired loans and believes that after specific allocations for impaired loans, the collateral securing the loans is adequate to protect our interests.

As of September 30, 2008, we have $80.4 million in funded real estate acquisition and development loans throughout our market areas. We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

During the past several quarters, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures. A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity. These borrowers typically pose a higher risk of defaults and foreclosure. We generally do not make sub-prime loans, and when we do the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan. As of September 30, 2008, management believes that our exposure to risk related to sub-prime loans is very low. However, it should be noted that the weakening economy and problems in the current sub-prime market have adversely affected local housing markets and the demand for and availability of credit.

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

The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

	2008	2007
Balance, January 1	$7,304	$6,530
Gross charge offs	(2,981)	(1,485)
Recoveries	625	506
Net credit losses	(2,356)	(979)
Provision for loan losses	6,570	1,320
Balance at end of period	$11,518	$6,871
Allowance for Loan Losses to loans outstanding (as %)	1.05%	.67%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.30%	.13%

The allowance for loan losses increased to $11.5 million at September 30, 2008, compared to $7.3 million at December 31, 2007. The provision for loan losses was $6.6 million for the first nine months of 2008, compared to $1.3 million for the same period of 2007. The increase in the provision for loan losses in the first nine months of 2008 compared to the same period of 2007 was in response to the increase in net charge-offs and non-performing loans, loan growth, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans. As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate. Additionally, the current economic environment has caused a decline in real estate sales. Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses. Where necessary, we have obtained new appraisals on collateral. Specific allocations of the allowance have been provided in these instances where losses may occur. Approximately $1.8 million of the recorded expense is attributable to an acquisition and development loan in Hardy County, West Virginia and another loan relationship outside of the Corporation’s market area. Additional provision expense was booked because the company that services a loan in which the Bank holds a participation interest failed to remit for $1.2 million in principal payments made by the borrower that were due to the Bank. The Bank is reviewing its rights with respect to its insurance carriers and the servicing company’s insurance carriers and bonding companies, but there can be no assurance that the Bank will ultimately recover any of this loss.

Net charge offs relating to the installment loan portfolio represent 23% of our total net charge-offs for the first nine months of 2008. Generally, installment loans are charged off after they are 120 days contractually past due. Loans past due 30 days or more were $4.41 million or 3.13% of the installment portfolio at September 30, 2008, compared to $4.54 million or 2.9% at December 31, 2007.

Management believes that the allowance at September 30, 2008 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At September 30, 2008, $375.1 million of our investment securities portfolio was classified as available-for-sale and $8.9 million was classified as held-to-maturity. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive income or loss, a component of shareholders’ equity. At September 30, 2008, the total cost basis of the investment portfolio was $420.9 million, compared to a fair value of $384.0 million.

The following table presents the composition of our securities portfolio, available-for-sale at fair values and held-to-maturity at cost at the dates indicated:

(Dollars in millions)	September 30, 2008		December 31, 2007
Securities Available-for-Sale:
U.S. government and agencies	$117.3	31%	$90.8	30%
Mortgage-backed securities	130.5	34	60.9	20
Obligations of states and political subdivisions	69.8	18	85.9	28
Corporate and other debt securities	57.5	15	67.3	22
Securities Held-to-Maturity:
Other debt securities	8.9	2	—	—
Total Investment Securities	$384.0	100%	$304.9	100%

The increase in our investment portfolio since year-end 2007 is primarily due to the purchase of $89 million in mortgage-backed securities during the first half of 2008. These investments are all AAA rated and the underlying collateral is fixed rate, amortizing mortgage loans for borrowers with high credit scores. These purchases were funded with FHLB advances, matching the duration of the securities. As of September 30, 2008, $81.5 million of this funding is reflected in our long-term FHLB borrowings and the remaining $7.5 million was in overnight borrowings.

At September 30, 2008, the securities classified as available-for-sale included a net unrealized loss of $36.9 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The comparable amount at December 31, 2007 was an unrealized loss of $4.2 million. Typically, the fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment. However, fair values have been affected by factors such as marketability, liquidity and the current economic environment..

As discussed in Note D, effective January 1, 2008, the Corporation began measuring fair market values based on the fair value hierarchy established in SFAS 157 and as of September 30, 2008 applied the additional guidance provided in FSP 157-3. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $46.1 million (12%) of our securities available-for-sale were classified using significant unobservable inputs (level 3 assets). These Preferred Term Securities are classified as corporate securities and contributed approximately $27 million to the unrealized loss reported in our accumulated other comprehensive income (loss) on the Statement of Financial Condition. The underlying issuers for these securities are primarily financial institutions and insurance companies. By contract, Preferred Term Securities allow an issuer to defer interest payments for up to twenty quarters. Although there have been deferrals and defaults of some of the underlying issuers, the structured securities held are generally secured by over-collateralization or default protection provided by subordinated tranches.

Management evaluates on a quarterly basis each security in an unrealized loss position for other than temporary impairment. In its evaluation, management considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition and near-term prospects of the issuer, including specific events which may have influenced the operations of the issuer, and our intent and ability to hold the security to an expected recovery in market value. Due to the duration and the significant market value decline in our Preferred Term Securities, we performed more extensive testing on these securities for purposes of evaluating whether an other than temporary impairment has occurred.

Length of Time and Extent that Market Value is Less Than Cost

Twenty-three of the Preferred Term Securities in our portfolio have been in an unrealized loss position for over 12 months and three have been in an unrealized loss position for less than 12 months. Although some of the securities have been in a loss position for over one year, this is not an automatic indication of an other-than-temporary impairment. Rather, individual facts and circumstances may indicate that a decline in fair value longer than 12 months may be temporary. Given the extraordinary market conditions prevalent over the past six months, particularly during the third quarter, additional consideration has been given to the length of time the securities have been in a loss position and the likelihood that a market recovery will be longer than an otherwise orderly market would dictate.

Factors to be considered in an impairment judgment may be both subjective and objective and include knowledge and experience about past and current events as well as assumptions about future events. In the case of the Preferred Term Securities, the decline in fair value is attributable to adverse conditions in the market, adverse conditions in the financial industry, as well as adverse conditions related to the underlying issuers of the securities (all of whom operate in the financial industry).

Financial Condition and Near-Term Prospects of the Issuers

The current economic and financial environment, driven primarily by the significant delinquencies and foreclosures of subprime loans and the banking crisis, has led to unprecedented events in the financial industry. During 2008, we have witnessed a significant decline in housing prices, the fall of Bear Stearns, Lehman Brothers, Washington Mutual and Indymac Bank, a federal takeover of Fannie Mae and Freddie Mac, and the acquisitions of Countrywide and Merrill Lynch by Bank of America, just to mention a few headline events. All of these events have contributed to a national and worldwide liquidity and credit crisis. During this same time period, the Federal Reserve Bank cut interest rates 275 basis points and the U.S. government recently announced a $700 billion bailout plan.

The underlying issuers of the Preferred Term Securities in our portfolio all operate in some realm of the financial industry, most of them community banks. Due to the factors previously discussed, the current market for Preferred Term Securities is virtually non-existent. There have been no new pooled trust preferred issuances during 2008 and trading activity for this class of securities (buy side) shows total trades in the first three quarters of 2008 at 116, 44, and 10 trades, respectively. During 2007, there were 245 public trades. The volume has declined from a high of $376 million in the first quarter of 2007 to just $26 million in the quarter ended September 30, 2008. This is clearly indicative of an inactive and inefficient market leading to the depressed pricing on these securities.

All of the above mentioned issues – sub-prime housing, lack of liquidity and credit in the banking industry, coupled with the general interest rate environment – have a direct, and in some cases indirect, affect on the underlying banks and insurance company issuers in the Preferred Term Securities. A few of the underlying institutions have deferred payment of the interest (as described above) on their securities and some have defaulted. A review of the deferrals and defaults of the underlying issuers for the Preferred Term Securities shows that June through September 2008 were the most active months. However, there have only been two announcements thus far in October. This could be a sign that the worst of the credit issues have now been identified. It will take a few more months of data to fully recognize if this trend will materialize.

Within this category, securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets (EITF 99-20), are monitored for significant adverse changes in cash flow projections. EITF 99-20 requires that if an evaluation of the fair value of a beneficial interest in a debt security has declined below its cost basis, an entity shall apply the impairment guidance in Statement 115. It also requires that based upon a holder’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, if an adverse change in estimated cash flows has occurred, an other-than-temporary impairment should be considered to have occurred and the beneficial interest should be written down to fair value as defined in FSP FAS 157-3. As of September 30, 2008, there was no adverse change in estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20. We anticipate a recovery in the fair market value over time.

On October 13, 2008, as part of the government’s economic re-stabilization plan, the Treasury announced two plans, the Troubled Asset Relief Program (TARP) Capital Purchase Program and the FDIC Temporary Liquidity Guarantee Program. Both programs are in their initial stages and it is still uncertain exactly how many banks will participate, particularly in the TARP. However, the regulators are highly encouraging participation in order to build capital levels, supply additional liquidity to the banking industry, and improve financial ratios for the large regional and national banks and the community banks. It is the belief of management that these programs should help to bolster confidence in the industry and are steps toward market recovery. However, due to the early stages of both programs, a long recovery is still anticipated as the liquidity works its way through the banking system.

Intent and Ability to Retain Investment

The decline in fair market value of these securities does not have a material impact on the operations, liquidity or the capital resources of the Company. Management does not believe that an unrealized loss on any individual security as of September 30, 2008 represents an other-than-temporary impairment. We have both the intent and ability to hold the securities presented in the preceding table for the period of time necessary to recover their amortized cost or until maturity.

There has been a lot of media attention regarding “sub-prime” mortgage investments. “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments. We believe that our exposure to losses arising from these types of securities is insignificant.

Deposits

  The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	September 30, 2008		December 31, 2007
Non-interest-bearing demand deposits	$104.9	9%	$98.0	9%
Interest-bearing demand deposits	403.8	36	420.3	38
Savings deposits	34.5	3	38.6	4
Time deposits less than $.1	243.3	21	236.2	22
Time deposits $.1 or more	356.6	31	299.6	27
Total Deposits	$1,143.1	100%	$1,092.7	100%

Deposits increased $50.4 million during the first nine months of 2008 when compared to deposits at December 31, 2007. Interest-bearing demand deposits decreased $16.5 million and time deposits increased $64.1 million due to a successful promotion of a three and five year time deposit product and increased use of the CDARs and brokered deposit products. We have shifted our focus to longer-term liabilities as we anticipate a flat interest rate environment.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	September 30, 2008	December 31, 2007

Short-term borrowings	$22.0	$21.0
Securities sold under agreements to repurchase	82.7	67.9
Total short-term borrowings	$104.7	$88.9

FHLB advances	$241.7	$142.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$277.6	$178.4

Total short-term borrowings increased by approximately $15.8 million during the first nine months of 2008, primarily as a result of an increase in deposits in our Treasury Management product. Long-term borrowings increased during the first nine months of 2008 by $99.2 million. The increase in long-term borrowings was to fund the purchase of investment securities in the first half of 2008.

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

Management has performed an extensive review of the Bank’s liquidity position and, given the recent economic environment, has identified areas to increase liquidity over the next three to six months. The Company has identified alternative methods to reduce the pledges on securities in our investment portfolio, we are reducing our indirect lending and investing excess cash flow in short term investments and we have identified the availability of a money market funding source from our in-house broker dealer. In addition, the FDIC Temporary Liquidity Guarantee Program, which was announced as part of the government’s economic re-stabilization plan, has also allowed us to release investment collateral.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents our capital ratios at September 30, 2008:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.63%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	11.22	4.00	6.00
Tier 1 Capital (to average assets)	8.36	3.00	5.00

At September 30, 2008, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.

First United Corporation paid a cash dividend of $.20 per share on August 1, 2008. On September 17, 2008, the Board of Directors declared another dividend of an equal amount, to be paid on November 1, 2008 to shareholders of record as of October 13, 2008.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $159.6 million and $7.0 million, respectively, at September 30, 2008, compared to $143.8 million and $7.5 million, respectively, at December 31, 2007. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2008 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K to reflect recent changes in economic conditions.

The majority of our business is concentrated in Maryland and West Virginia; a significant amount of our business is concentrated in real estate lending.

Most of our loans are made to Western Maryland and Northeastern West Virginia borrowers, and many of these loans are secured by real estate, including construction and land development loans. Accordingly, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Moreover, the national and local economies have significantly weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased. These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire. In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property. There can be no guarantee as to when or whether economic conditions will improve.

Additionally, the Board of Governors of the Federal Reserve Board (the “FRB”) and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of September 30, 2008, we may be subject to further supervisory analysis during future examinations. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Other than as discussed above, management does not believe that any material changes in our risk factors have occurred since December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended September 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2008	8,800	$16.96	8,800	223,400
August 2008	2,300	19.89	2,300	221,100
September 2008	7,012	19.51	7,012	214,088
Total	18,112	$18.78	18,112	214,088

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

FIRST UNITED CORPORATION

Date: November 7, 2008	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date November 7, 2008	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice-President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification of the CEO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
32.2	Certification of the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)