Form 10-K
period 2008-12-31
FIRST UNITED CORP/MD/
filed 2009-03-05
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐    Accelerated filer ☒      Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2008:  $ 106,519,790.

The number of shares of the registrant’s common stock outstanding as of February 28, 2009:  6,122,411

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

At December 31, 2008, the Corporation had assets of approximately $1.64 billion, net loans of approximately $1.12 billion, and deposits of approximately $1.22 billion.  Shareholders’ equity at December 31, 2008 was approximately $73 million.

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

Banking Products and Services

The Bank operates 26 banking offices, one call center and 32 Automated Teller Machines (“ATM’s”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, and Monongalia County in West Virginia.  The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas.  Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, and money market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement account (“IRA”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer.  The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans.  Many loans are booked at fixed rates in order to meet the Bank’s requirements under the Community Reinvestment Act. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy.  Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance.  Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, are also required.

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

Deposit Activities—The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts.  The Bank also offers the CDARS program to municipalities, businesses, and consumers, providing them up to $50 million of FDIC insurance.  In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

[4]

Trust Services—The Bank’s Trust Department offers a full range of trust services, including personal trust, investment agency accounts, charitable trusts, retirement accounts including IRA roll-overs, 401(k) accounts and defined benefit plans, estate administration and estate planning.

Information about our income from and assets related to our banking business may be found in the consolidated statements of financial condition and the consolidated statements of income and the related notes thereto included in Item 8 of Part II of this annual report.  At December 31, 2008, 2007 and 2006, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $472 million, $547 million and $502 million, respectively.  Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

Insurance Activities

We offer a full range of insurance products and services to customers in our market areas through the Insurance Group and First United Insurance Agency, Inc.  Information about income from insurance activities for each of the years ended December 31, 2008, 2007 and 2006 may be found under “Other Operating Income” in the consolidated statements of income included in Item 8 of Part II of this annual report.

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2008, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:

Susquehanna Bank	5	$224,368	36.72%
Manufacturers & Traders Trust Company	7	172,975	28.31%
First United Bank & Trust	4	126,714	20.74%
PNC Bank NA	3	51,300	8.39%
Standard Bank	2	35,746	5.85%

Source:  FDIC Deposit Market Share Report

[5]

Frederick County, Maryland:

PNC Bank NA	20	1,015,594	32.82%
Branch Banking & Trust Co.	12	593,671	19.18%
Frederick County Bank	4	225,184	7.28%
Bank Of America NA	5	222,764	7.20%
Manufacturers & Traders Trust Company	6	185,296	5.99%
Chevy Chase Bank FSB	6	152,430	4.93%
Woodsboro Bank	7	150,069	4.85%
Middletown Valley Bank	4	131,044	4.23%
SunTrust Bank	3	121,831	3.94%
First United Bank & Trust	3	103,390	3.34%
Sandy Spring Bank	4	65,731	2.12%
Provident Bank of Maryland	2	34,602	1.12%
Damascus Community Bank	2	22,152	0.72%
Wachovia Bank NA	1	16,287	0.53%
Columbia Bank	2	16,197	0.52%
Sovereign Bank	3	15,887	0.51%
Graystone Bank	1	11,591	0.37%
BlueRidge Bank	1	11,166	0.36%

Source:  FDIC Deposit Market Share Report

Garrett County, Maryland:

First United Bank & Trust	5	579,636	74.84%
Manufacturers & Traders Trust Co.	5	95,043	12.27%
Susquehanna Bank	2	70,569	9.11%
Clear Mountain Bank	1	25,408	3.28%
Miners & Merchants Bank	1	3,861	0.50%

Source:  FDIC Deposit Market Share Report

Washington County, Maryland:

Susquehanna Bank	10	607,697	30.67%
Hagerstown Trust Co.	11	398,102	20.09%
Manufacturers & Traders Trust Company	12	386,594	19.51%
Sovereign Bank	4	195,022	9.84%
PNC Bank NA	6	153,804	7.76%
First United Bank & Trust	3	68,526	3.46%
First National Bank of Greencastle	3	46,069	2.33%
Centra Bank	2	37,928	1.91%
Chevy Chase Bank FSB	3	37,310	1.88%
Citizens National Bank of Berkeley Springs	1	30,892	1.56%
Orrstown Bank	1	10,706	0.54%
Jefferson Security Bank	1	5,983	0.30%
Middletown Valley Bank	1	2,777	0.14%

Source:  FDIC Deposit Market Share Report

[6]

Berkeley County, West Virginia:

Branch Banking & Trust Co.	5	311,844	30.97%
Centra Bank Inc.	3	217,491	21.60%
First United Bank & Trust	5	118,775	11.80%
City National Bank of West Virginia	4	106,957	10.62%
Susquehanna Bank	4	102,314	10.16%
Jefferson Security Bank	2	59,555	5.92%
Bank of Charles Town	2	42,352	4.21%
Citizens National Bank of Berkeley Springs	3	35,157	3.49%
Summit Community Bank	1	9,117	0.91%
MVB Bank Inc.	1	3,221	0.32%

Source:  FDIC Deposit Market Share Report

Hardy County, West Virginia:

Summit Community Bank, Inc.	2	308,677	65.58%
Capon Valley Bank	3	111,206	23.63%
Pendleton Community Bank, Inc.	1	23,493	4.99%
First United Bank & Trust	1	16,188	3.44%
Grant County Bank	1	11,148	2.37%

Source:  FDIC Deposit Market Share Report

Mineral County, West Virginia:

First United Bank & Trust	2	82,627	33.08%
Branch Banking & Trust Co.	2	80,665	32.29%
Manufacturers & Traders Trust Co.	2	49,596	19.85%
Grant County Bank	1	36,905	14.77%

Source:  FDIC Deposit Market Share Report

Monongalia County, West Virginia:

Centra Bank, Inc.	6	461,896	28.39%
Huntington National Bank	5	389,495	23.94%
Branch Banking & Trust Co.	5	342,964	21.08%
United Bank	4	183,521	11.28%
Wesbanco Bank, Inc.	5	85,731	5.27%
Clear Mountain Bank	5	77,151	4.74%
First United Bank & Trust	2	40,264	2.48%
First Exchange Bank	2	23,804	1.46%
Citizens Bank of Morgantown, Inc.	1	21,991	1.35%

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

[7]

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

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law.  The GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.”  The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations.  The GLB Act permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, the GLB Act has the effect of broadening the permitted activities of the Corporation and the Bank.

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

[8]

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

The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006.  Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation states the limit will return to $100,000 after December 31, 2009.  The coverage for retirement accounts did not change and remains at $250,000.  The Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC.  The Bank paid $.5 million in FDIC premiums during 2008.  Further information about deposit insurance premiums is provided in Item 7 of Part II of this report under the heading “Recent Developments”.

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components.  The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component provides full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50 percent or less, regardless of account balance, until December 31, 2009.  The Bank elected to participate in both programs and expects FDIC premiums to increase in 2009 as a result of its participation.

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

[9]

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

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks.  Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator; generally within 90 days of the date such institution is determined to be critically undercapitalized.

Further information about our capital resources is provided in the “Capital Resources” section of Item 7 of Part II of this annual report.  Information about the capital ratios of the Corporation and of the Bank as of December 31, 2008 may be found in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

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

Federal Securities Law

The shares of the Corporation’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market.  The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002.  Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

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

[10]

SEASONALITY

Management does not believe that our business activities are seasonal in nature.  Deposit, loan, and insurance demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2008, we employed approximately 485 individuals, of whom 380 were full-time employees.

ITEM 1A.	RISK FACTORS

Our financial condition and results of operations are subject to numerous risks and uncertainties and could be materially and adversely affected by any of these risks and uncertainties.  The risks and uncertainties that we believe are the most significant are discussed below.  You should carefully consider these risks before making an investment decision with respect to any of the Corporation’s securities.  This annual report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report.

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

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  There can be no assurance that our attempts to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates will be successful in the event of such changes.

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

[11]

Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  Based on our commercial real estate concentration as of December 31, 2008, we may be subject to further supervisory analysis during future examinations.  We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

The Bank may experience loan losses in excess of its allowance.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management of the Bank maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected.  Although management continually monitors our loan portfolio and makes determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans.  Material additions to the allowance for loan losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

The market value of our investments could decline.

As of December 31, 2008, we had classified 100% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115 relating to accounting for investments.  SFAS No. 115 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

Our investments include stock issued by the FHLB of Atlanta.  As a member of the FHLB of Atlanta, we are required to purchase stock of that bank based on how much we borrow from it and the quality of the collateral that we pledge to secure that borrowing.  In recent months, the banking industry has become concerned about the financial strength of the banks in the FHLB system, and some FHLB banks have stopped paying dividends on and redeeming FLHB stock.  On January 30, 2009, the FHLB of Atlanta announced that it was deferring the declaration of a dividend on its stock for the quarter ended December 31, 2008 until it completes its year-end analysis of other-than-temporary impairment which is critical to its net income determination.  The FHLB of Atlanta stated that it anticipates a decision regarding the dividend to be made in March 2009.  Accordingly, there can be no guaranty that the FHLB of Atlanta will declare a dividend on its stock for the quarter ended December 31, 2008 or for any future quarter.

[12]

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

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities.  Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States.  Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states.  As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete.  Moreover, the GLB Act revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations.

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities.  The Corporation is subject to supervision by the FRB.  The Bank is subject to supervision and periodic examination by the Maryland Commissioner of Financial Regulation, the West Virginia Division of Banking, and the FDIC.  Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services.  The Corporation and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.  Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.  Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our regulatory expenses will likely increase due to the enactment of the Emergency Economic Stabilization Act and related government programs.

Among other things, the EESA included a provision to increase the amount of deposits insured by FDIC to $250,000.  The TLGP provides, until December 31, 2009, unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts and certain IOLTAs and NOW accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies issued between October 14, 2008 and June 30, 2009.  All eligible institutions will be covered under the TLGP for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.  We elected to participate in both portions of the TLGP, so we expect to incur additional regulatory fees associated with our participation.

[13]

Customer concern about deposit insurance may cause a decrease in deposits held at the Bank.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We rely on customer deposits, advances from the FHLB, lines of credit at other financial institutions and brokered funds to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.  Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

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

We may lose key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program.

On January 30, 2009, we participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling $30 million in shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury.  As part of these transactions, we adopted Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock that may be acquired upon exercise of the Warrant.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law, which, among other things, imposes additional executive compensation restrictions on institutions that participate in TARP for so long as any TARP assistance remains outstanding.  Among these restrictions is a prohibition against making most severance payments to our “senior executive officers”, which term includes our Chairman and Chief Executive Officer, our Chief Financial Officer and, generally, the three next most highly compensated executive officers, and to the next five most highly compensated employees.  The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to certain employees.  These restrictions, coupled with the competition we face from other institutions, including institutions that do not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

Our lending activities subject us to the risk of environmental liabilities.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

[14]

We may be adversely affected by other recent legislation.

As discussed above, the GLB Act repealed restrictions on banks affiliating with securities firms and it also permitted bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies.  Although the Corporation is a financial holding company, this law may increase the competition we face from larger banks and other companies.  It is not possible to predict the full effect that this law will have on us.

The federal Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform an annual assessment of their internal controls over financial reporting and to report on whether the system is effective as of the end of the Company’s fiscal year.  Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to shareholder value by affecting the market value of our stock.

The federal USA PATRIOT Act requires certain financial institutions, such as the Bank, to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

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

Risks Relating to the Corporation’s Securities

The Corporation’s shares of common stock, Series A Preferred Stock, and the Warrant are not insured.

The shares of the Series A Preferred Stock, the warrant, and the shares of common stock for which the warrant may be exercised are not deposits and are not insured against loss by the Federal Deposit Insurance Corporation or any other governmental or private agency.

The Corporation’s ability to pay dividends is limited by applicable banking and corporate law.

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

[15]

Because of the Corporation’s participation in TARP, it is subject to several restrictions relating to shares of its capital stock, including restrictions on its ability to declare or pay dividends on and repurchase its shares.

As stated above, the Corporation recently issued 30,000 shares of the Series A Preferred Stock and the Warrant to purchase 326,323 shares of common stock.  Under the terms of the transaction documents, the Corporation’s ability to declare or pay dividends on shares of its capital stock is limited.  Specifically, the Corporation is unable to declare dividends on common stock, other stock ranking junior to the Series A Preferred Stock (“Junior Stock”), or preferred stock ranking on a parity with the Series A Preferred Stock (“Parity Stock”) if the Corporation is in arrears on the dividends on the Series A Preferred Stock.  Further, the Corporation is not permitted to increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without Treasury’s approval until January 30, 2012 unless all of the Series A Preferred Stock has been redeemed or transferred.  In addition, the Corporation’s ability to repurchase its capital stock is restricted.  Treasury’s consent generally is required for the Corporation to make any stock repurchase until January 30, 2012 unless all of the Series A Preferred Stock has been redeemed or transferred.  Further, shares of common stock, Junior Stock or Parity Stock may not be repurchased if the Corporation is in arrears on the Series A Preferred Stock dividends.

The Corporation’s ability to pay dividends on its securities is also subject to the terms of its outstanding debentures.

In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to First United Statutory Trust I and First United Statutory Trust II (the “Trusts”).  The Trusts are Connecticut statutory business trusts, with all outstanding common stock owned by the Corporation, that issued mandatorily redeemable preferred capital securities to third party investors.  In December 2004, the Corporation issued an additional $5.0 million of debentures.  The terms of the debentures require the Corporation to make quarterly payments of interest to the holders of the debentures, although the Corporation has the ability to defer payments of interest for up to 20 consecutive quarterly periods.  Should the Corporation make such a deferral election, however, it would be prohibited from paying dividends or distributions on, or from repurchasing, redeeming or otherwise acquiring any shares of its capital stock, including the common stock and the Series A Preferred Stock.  Although the Corporation has no present intention of deferring payments of interest on its debentures, there can be no assurance that the Corporation will not elect to do so in the future.

There is no market for the Series A Preferred Stock or the Warrant, and the common stock is not heavily traded.

There is no established trading market for the shares of the Series A Preferred Stock or the Warrant.  The Corporation does not intend to apply for listing of the Series A Preferred Stock on any securities exchange or for inclusion of the Series A Preferred Stock in any automated quotation system unless requested by Treasury.  The Corporation’s common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock.  Management cannot predict the extent to which an active public market for any of the Corporation’s securities will develop or be sustained in the future.  Accordingly, holders of the Corporation’s securities may not be able to sell such securities at the volumes, prices, or times that they desire.

The Corporation’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover.

The Corporation’s Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, as amended, contain certain provisions designed to enhance the ability of the Corporation’s Board of Directors to deal with attempts to acquire control of the Corporation.  First, the Board of Directors is classified into three classes.  Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock.  Second, the Board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities.  The Board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management.  In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

[16]

Maryland law also contains anti-takeover provisions that apply to the Corporation.  Maryland’s Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  Maryland’s Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock.  Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management.  These provisions could potentially adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases seven.  During the fourth quarter 2008, the Corporation entered into a lease agreement for an office building to house specialists for lending and insurance and a retail branch site, both in Frederick, Maryland.  The Corporation also leases eight offices of non-bank subsidiaries.  Total rent expense on the leased offices and properties was $.54 million in 2008.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[17]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”.  As of February 28, 2009, the Corporation had 1,988 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2008 and 2007 are set forth below.  On March 3, 2009, the closing sales price of the common stock was $8.98 per share.

2008	High	Low	Dividends Declared

1st Quarter	$20.85	$17.01	$.200
2nd Quarter	19.98	18.04	.200
3rd Quarter	20.73	16.01	.200
4th Quarter	20.00	13.00	.200

2007	High	Low	Dividends Declared

1st Quarter	$23.49	$21.72	$.195
2nd Quarter	24.00	19.26	.195
3rd Quarter	21.50	17.95	.195
4th Quarter	21.95	18.70	.200

Cash dividends are typically declared on a quarterly basis and are at the discretion of the Corporation’s Board of Directors.  Dividends to shareholders are generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation.  The ability of these entities to declare dividends is limited by federal and state banking laws, state corporate laws, and the terms of our other securities.  Further information about these limitations may be found in Note 13 to the Consolidated Financial Statements and in the risk factors contained in Item 1A of Part I under the heading “Risks Relating to the Corporation’s Securities”, which are incorporated herein by reference.  There can be no guarantee that dividends will be declared in any fiscal quarter.

Market makers for the Corporation’s common stock are:

SCOTT AND STRINGFELLOW, INC.

909 East Main Street
Richmond, VA 23219
(804)643-1811
(800)552-7757

[18]

First United Corporation Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total return for the Corporation’s common stock for the five years ended December 31, 2008.  This data is compared to the NASDAQ Composite market index and the SNL $1 billion to $5 billion Bank Index during the same time period.  Total return numbers are calculated as change in stock price for the period indicated with dividends being reinvested.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
First United Corporation	100.00	87.28	93.37	99.75	94.56	66.46
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B Index	100.00	123.42	121.31	140.38	102.26	84.81

[19]

Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards.  Stock compensation expense for 2008 was $.1 million.  The following table contains information about the Omnibus Plan as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(1)
Equity compensation plans approved by security holders	22,257	$18.85	162,743

Equity compensation plans not approved by security holders	0	N/A	N/A

Total	22,257	$18.85	162,743
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

Issuer Repurchases of Securities

The following table provides information about shares of common stock purchased by or on behalf of First United Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during the quarter ended December 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	4,416	18.78	4,416	209,672
November 2008	1,471	17.12	1,471	208,201
December 2008	-	-	-	208,201
Total	5,887	$18.50	5,887	208,201
(1)
All shares were purchased under First United Corporation’s repurchase plan that was adopted effective August 15, 2007.  The adoption of this plan was publicly announced on August 21, 2007.  The plan authorizes the repurchase of up to 307,500 shares of common stock in open market and/or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of First United Corporation determines to be appropriate.  The repurchase plan was suspended during the fourth quarter 2008 for the period of time that the Corporation is participating in the Capital Purchase Program.

[20]

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, 2008 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(In thousands, except per share data)

	2008	2007	2006	2005	2004

Balance Sheet Data

Total Assets	$1,639,104	$1,478,909	$1,349,317	$1,310,991	$1,233,901
Net Loans	1,120,199	1,035,962	957,126	954,545	904,635
Investment Securities	354,595	304,908	263,272	230,095	210,661
Deposits	1,222,889	1,126,552	971,381	955,854	850,661
Long-term Borrowings	277,403	178,451	166,330	128,373	175,415
Shareholders’ Equity	72,690	104,665	96,856	92,039	86,356

Operating Data

Interest Income	$95,216	$93,565	$80,269	$69,756	$60,682
Interest Expense	43,043	49,331	39,335	29,413	24,016
Net Interest Income	52,173	44,234	40,934	40,343	36,666
Provision for Loan Losses	12,925	2,312	1,165	1,078	2,534
Other Operating Income	13,769	15,092	14,041	14,088	12,971
Other Operating Expense	40,573	38,475	35,490	34,654	35,969
Income Before Taxes	12,444	18,539	18,320	18,699	11,134
Income Taxes	3,573	5,746	5,743	6,548	3,507
Net Income	$8,871	$12,793	$12,577	$12,151	$7,627

Per Share Data

Net Income	$1.45	$2.08	$2.05	$1.99	$1.25
Dividends Paid	.80	.78	.76	.74	.72
Book Value	11.89	17.05	15.77	15.04	14.17

Significant Ratios

Return on Average Assets	.55%	.90%	.96%	.95%	.65%
Return on Average Equity	9.31%	12.70%	13.07%	13.61%	8.91%
Dividend Payout Ratio	55.17%	37.50%	37.07%	37.44%	58.00%
Average Equity to Average Assets	5.95%	7.10%	7.35%	7.00%	7.28%
Total Risk-based Capital Ratio	12.18%	12.51%	12.95%	12.66%	12.24%
Tier I Capital to Risk Weighted Assets	10.59%	11.40%	11.81%	11.45%	10.81%
Tier I Capital to Average Assets	8.10%	8.91%	9.08%	8.64%	8.44%

[21]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, which appear in Item 8 of Part II of this annual report.

Recent Developments

Capital Purchase Program - As discussed above, on January 30, 2009 the Corporation participated in the TARP CPP by issuing 30,000 shares of Series A Preferred Stock, having a liquidation amount of $1,000 per share, and the Warrant covering 326,323 shares of common stock to the Treasury for a total sales price of $30 million.  The Warrant may be exercised at any time until January 30, 2019 at an exercise price of $13.79 per share, or an aggregate exercise price of approximately $4.5 million.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014.  The Warrant counts as tangible common equity.

Holders of the Series A Preferred Stock are entitled to receive if, as and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, the Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.50 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings.  The redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 30, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the terms of the Series A Preferred Securities prohibit the Corporation from increasing its quarterly cash dividend paid on common stock above $0.20 per share or repurchasing any shares of common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.  Accordingly, the Corporation’s previously-announced common stock repurchase plan has been suspended effective January 30, 2009.

On February 17, 2009, President Obama signed the Recovery Act into law.  The Recovery Act permits any institution that receives assistance under TARP (including pursuant to the CPP), after consultation with the appropriate banking regulators, to repay any such assistance at any time notwithstanding any repayment restrictions contained in the instruments defining such assistance.  Recent guidance issued by Treasury states that, as a general rule, any partial repayment must equal at least 25% of the outstanding assistance.  Treasury may waive this minimum repayment amount.  Accordingly, the Corporation may, at any time and notwithstanding the restrictions on redemption discussed above, and assuming its regulators do not object, repay all of or a portion of (in 25% increments, unless waived by Treasury) the $30 million it received as consideration for the Series A Preferred Stock and the Warrant.  If the Corporation were to repay any assistance, it could also repurchase any or all of the portion of the Warrant that relates to the repayment.  Any portion of the Warrant that relates to the repayment that the Corporation chooses not to repurchase must be liquidated by Treasury, at the current market price.

FDIC Deposit Insurance Fund Restoration Plan Announced – On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment of 20 basis points on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level.  The assessment, which would be payable on September 30, 2009, would be in addition to a planned increase in premiums and a change in the way regular premiums are assessed which the FDIC also approved on February 27, 2009.  In addition, the proposed rule provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that that the FDIC believes would adversely affect public confidence or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment of up to 10 basis points may be imposed on all insured depository institutions.   If this rule is adopted as proposed, it could increase the Bank’s FDIC premiums in 2009 by approximately $2.5 million.

[22]

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

Consolidated net income for 2008 totaled $8.9 million or $1.45 per share, compared to $12.8 million or $2.08 per share for 2007.  The decrease in net income resulted primarily from an increase in the provision for loan losses to $12.9 million in 2008, compared to $2.3 million for 2007 and a $2.7 million non-cash other-than-temporary impairment charge on the investment portfolio.  The increase in the provision in 2008 is due to increased net charge offs, an increase in the level of non-accrual loans, loan growth during 2008, specific allocations for impaired loans and changes in the qualitative factors used in the overall assessment of the adequacy of the allowance for loan losses.  Specific allocations have been provided in instances where losses may occur.  Approximately $4.0 million of the recorded expense is attributable to a real estate and development loan in Hardy County, West Virginia and deterioration in a group of loan relationships outside of the Corporation’s market area.  Additional provision expense was also recorded because the company that services a loan in which the Bank holds a participation interest failed to remit $1.2 million in principal payments made by the borrower.  The Bank is reviewing its rights with respect to its insurance carriers and the servicing company’s insurance carriers and bonding companies, but there can be no assurance that the Bank will ultimately recover any of this loss.

During 2008, earnings on interest-earning assets increased primarily as a result of an investment portfolio restructuring and an overall increase in average earning assets.  Interest expense on interest-bearing liabilities decreased $6.3 million due to the decline in interest rates during 2008 as well as the enhanced efforts of an internal treasury committee.  As a result, the net interest margin increased to 3.68% in 2008 from 3.51% in 2007.

Operations in 2008 were impacted by the following factors and strategic initiatives:

Increased Loan and Deposit Growth/Impact on Net Interest Margin – We experienced a significant increase of $91.3 million in loans in 2008 when compared to 2007.  The residential mortgage portfolio grew $21.0 million and the commercial portfolio increased $83.7 million as a result of in-house production and commercial participations with other financial institutions.  We experienced growth in both fixed rate and adjustable rate products.  These increases were offset by a decline of $13.4 million in the installment loan portfolio.  Interest income on loans in 2008 decreased from the amount generated in 2007 by $2.7 million (on a fully taxable equivalent basis) due to the decrease in interest rates.  Interest income on investment securities increased by $4.8 million (on a fully taxable equivalent basis) due to a $79 million increase in the portfolio.  (Additional information on the composition of interest income is available in Table 1 that appears on page 25).

Funding costs in 2008 decreased as a result of the declining interest rate environment and the enhanced efforts of the internal treasury committee.  Deposits at December 31, 2008 increased $96.3 million when compared to deposits at December 31, 2007, primarily from an $86.6 million increase in our IRA products and brokered products.

The decline in the interest rate environment decreased deposit interest expense by $7.0 million when compared to 2007. Although net borrowings increased by $94.3 million in 2008 when compared to 2007, we realized a minimal increase in interest expense on these borrowings.  The combination of increased loan and deposit growth, declining interest rates on our assets and liabilities, and the increased level of debt resulted in an increase in net interest income on a tax equivalent basis of $8.1 million (18%) in 2008 when compared to 2007.

The overall net interest margin increased during 2008 to 3.68% from 3.51% in 2007 on a fully taxable equivalent basis.

Other Operating Income/Other Operating Expense — Other operating income decreased $1.3 million in 2008 when compared to 2007.  Service charge income increased $.5 million, due primarily to increased customer usage of an account overdraft product.  This increase was offset by decreases in trust department income, insurance commission income, and realized losses on our investment portfolio.

Trust department income is directly affected by the performance of the equity and bond markets and by the amount of assets under management.  Although we have experienced favorable sales production in our trust department, unfavorable market conditions have reduced the fees and commissions on our existing accounts under management resulting in slightly lower income when compared to 2007.  Declining market values negatively impacted the value of assets under management at year-end.  Assets under management were $472 million, $547 million and $502 million for years 2008, 2007 and 2006, respectively.

[23]

Insurance commissions also decreased in 2008 when compared to 2007 due to a soft insurance market resulting in lower premium income and a reduction in the amount of contingency income received in 2008.  Contingency income is received from the insurance carriers based upon claims histories and varies from year to year.   In December 2008, the insurance agency acquired substantially all of the assets of three insurance agencies, which should enable the agency to expand its business into central West Virginia.  Information about these acquisitions may be found in Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this annual report under the heading “Goodwill and Other Intangible Assets”.  The increase in 2007 as compared to 2006 was due to the acquisition of two books of business during 2007.

Securities gains (losses) are the most variable component of other operating income.  During 2008, we recorded a non-cash charge of approximately $2.7 million as a result of an other-than-temporary impairment analysis performed on our investment portfolio at year-end. This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.  This charge was offset by gains realized from sales of investment securities and calls on fixed-income bonds.

Other operating expenses increased $2.1 million in 2008 when compared to 2007.  This increase is attributable to an increase of $.9 million in salaries and wages in 2008 when compared to 2007.  Other expenses such as marketing, membership fees and licenses, and information system conversion costs increased by $.7 million in 2008 when compared to 2007.

Dividends — The Corporation continued its tradition of paying dividends to shareholders during 2008, increasing them to $0.80 per share, a 2.6% increase from $0.78 per share in 2007.  The Corporation has paid quarterly cash dividends consistently since 1985, the year in which it was formed.  However, as noted above, the Corporation is generally prohibited from increasing this dividend, unless prior consent from Treasury is given or until the earlier of (i) January 30, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates.

Looking Forward — We will continue to face risks and challenges in the future, including: changes in local economic conditions in our core geographic markets; potential yield compression on loan and deposit products from existing competitors and potential new entrants in our markets; fluctuations in interest rates and changes to existing federal and state legislation and regulations over banks and financial holding companies.  For a more complete discussion of these and other risk factors, see Item 1A of Part I of this annual report.

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

[24]

The allowance for loan losses is also discussed below in this Item 7 under the caption “Allowance for Loan Losses” and in Note 4 to Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, Accounting for Goodwill and Other Intangible Assets, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill.  We have $1.0 million of core deposit intangible assets and $3.4 million related to acquisitions of insurance “books of business” which are subject to amortization. The $11.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003, which is not subject to periodic amortization.

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

Management systematically evaluates investment securities for impairment on a quarterly basis.  Declines in the fair value of available for sale securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.  Gains and losses on the sale of securities are recorded using the specific identification method.

Fair Value of Investments

Our entire investment portfolio is classified as available-for-sale and is therefore carried at fair value.  We have determined the fair value of our investment securities in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Instruments.”  SFAS No. 157 defines fair value and establishes a framework for measuring fair value under GAAP and expands the disclosures about fair value measurements.  The Corporation measures the fair market values of its investments based on the fair value hierarchy established in SFAS No. 157.  The determination of fair value of investments and other assets is discussed further in Note 15 to Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

[25]

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

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue.  Net interest income is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The table below summarizes net interest income (on a taxable equivalent basis) for the years 2006-2008 (dollars in thousands).

	2008	2007	2006

Interest income	$97,062	$95,286	$81,838
Interest expense	43,043	49,331	39,335

Net interest income	$54,019	$45,955	$42,503

Net interest margin %	3.68%	3.51%	3.52%

Net interest income increased $8.1 million (18%) in 2008 over the same period in 2007, due to a $1.8 million (1.9%) increase in interest income coupled with a $6.3 million (12.7%) decrease in interest expense.  The increase in interest income resulted from an increase in average interest-earning assets of $158.9 million (12%) during 2008 when compared to 2007.  The increased level of interest earning assets is attributable to the growth that we experienced in our loan and investment portfolios during 2008.  The declines in the interest rates throughout 2008 contributed to the decrease in the average yield on our average earning assets of 67 basis points, from 7.29% in 2007 to 6.62% in 2008 (on a fully tax equivalent basis).  The average yield on loans decreased by 81 basis points and the yield on investment securities as a percentage of interest earning assets was stable in 2008.  Although we experienced an increase in average interest-bearing liabilities of $212.9 million in 2008, interest expense decreased $6.3 million due to the decline in interest rates and the enhanced efforts of the internal treasury committee.  Average deposits increased in 2008 by approximately $146.7 million.  Effective management of both retail and wholesale interest rates resulted in a 110 basis point decrease in the average rate paid on our average interest-bearing liabilities from 4.21% for 2007 to 3.11% for 2008.   The net result of the aforementioned factors was a 17 basis point increase in the net interest margin at December 31, 2008 to 3.68% from 3.51% at December 31, 2007.

[26]

Comparing 2007 to 2006, net interest income increased $3.5 million (8%) due to a $13.4 million (16%) increase in interest income offset by a $10.0 million (25%) increase in interest expense.  The increase in interest income resulted from an increase in average interest-earning assets of $100.0 million (8%) during 2007 when compared to 2006.  The increased level of interest earning assets is attributable to the growth that we experienced in our loan and investment portfolios during 2007.  Emphasis on adjustable rate loan products and the investment portfolio restructuring contributed to the increase in the average yield on our average earning assets of 50 basis points, from 6.78% in 2006 to 7.29% in 2007 (on a fully tax equivalent basis).  The average yield on loans increased by 48 basis points and the yield on investment securities as a percentage of interest earning assets increased 90 basis points from 2006 to 2007.  Interest expense increased during 2007 when compared to 2006 due to the higher interest rate environment, and an overall increase in average interest-bearing liabilities of $74.2 million.  Deposits increased in 2007 by approximately $121 million due to successful retail growth in money market products and the purchase of $85 million in brokered money market funds.  The combined effect of the competitive retail rate environment and the volume increases in our average interest-bearing liabilities resulted in a 62 basis point increase in the average rate paid on our average interest-bearing liabilities from 3.59% for 2006 to 4.21% for 2007.   The net result of the aforementioned factors was a 1 basis point decline in the net interest margin at December 31, 2007 to 3.51% from 3.52% at December 31, 2006.

As shown below, the composition of total interest income over the three-year period from 2006 to 2008 shows a gradual increase in interest on investments and a corresponding decline in interest and fees on loans.  This shift is attributable to the leverage strategies implemented throughout 2007 and 2008.  Leverage strategies are the purchase of investment securities funded by borrowings of matched terms and durations.  The difference between the rate earned and the rate paid has resulted in additional earnings.  Management has more control over the rates, duration and structure of the investment portfolio as compared to the loan portfolio which is customized to the individual needs of each borrower.  As such, the investment portfolio is used as a supplement to our asset liability management process.

	% of Total Interest Income
	2008	2007	2006

Interest and fees on loans	78%	82%	85%
Interest on investment securities	22%	18%	15%

Table 1 sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2008, 2007 and 2006.  Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2008, 2007 and 2006.  Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

[27]

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential – Tax Equivalent Basis
(Dollars in thousands)
Table 1

	For the Years Ended December 31
	2008			2007			2006
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE
Assets
Loans	$1,081,191	$74,415	6.88%	$1,003,854	$77,158	7.69%	$957,709	$69,049	7.21%
Investment Securities:
Taxable	285,382	16,848	5.90	215,756	12,474	5.78	171,720	7,699	4.48
Non taxable	82,844	5,229	6.31	73,467	4,847	6.60	65,902	4,399	6.67
Total	368,226	22,077	6.00	289,223	17,321	5.99	237,622	12,098	5.09
Federal funds sold	368	4	1.09	285	11	3.86	463	1	.21
Interest-bearing deposits with other banks	3,691	77	2.09	5,135	241	4.69	2,811	165	5.88
Other interest earning assets	13,235	489	3.69	9,363	555	5.93	9,231	525	5.68
Total earning assets	1,466,711	97,062	6.62%	1,307,860	95,286	7.29%	1,207,836	81,838	6.78%
Allowance for loan losses	(9,002)			(6,584)			(6,245)
Non-earning assets	142,076			118,780			110,098

Total Assets	$1,599,785			$1,420,056			$1,311,689

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$414,750	$6,906	1.67%	$333,443	$9,752	2.92%	$285,250	$6,405	2.25%
Savings deposits	80,812	1,035	1.28	42,123	1,445	3.43	47,779	462	.97
Time deposits:
Less than $100	239,211	10,220	4.27	234,439	10,429	4.45	229,829	8,439	3.67
$100 or more	339,110	12,621	3.72	317,219	16,132	5.09	273,305	12,043	4.41
Short-term borrowings	55,243	1,022	1.85	70,474	2,903	4.12	107,430	4,429	4.12
Long-term borrowings	254,680	11,239	4.41	173,208	8,670	5.01	153,089	7,557	4.94

Total interest-bearing liabilities	1,383,806	43,043	3.11%	1,170,906	49,331	4.21%	1,096,682	39,335	3.59%
Non-interest-bearing Deposits	106,124			133,509			107,595
Other liabilities	14,595			14,885			11,189
Shareholders’ Equity	95,260			100,756			96,223

Total Liabilities and Shareholders’ Equity	$1,599,785			$1,420,056			$1,311,689

Net interest income and Spread		$54,019	3.51%		$45,955	3.08%		$42,503	3.19%

Net interest margin			3.68%			3.51%			3.52%

NOTES:
—The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2008, 2007 and 2006.  The fully taxable equivalent adjustments for the years ended December 31, 2008, 2007, and 2006 were $1,846, $1,721, and $1,569, respectively.
—The average balances of non-accrual loans for the years ended December 31, 2008, 2007 and 2006, which were reported in the average loan balances for these years, were $23,517, $4,167, and $2,705, respectively.
—Net interest margin is calculated as net interest income divided by average earning assets.
—The average yields on investments are based on amortized cost.

[28]

Interest Variance Analysis (1)
 (In thousands and tax equivalent basis)
Table 2

	2008 Compared to 2007			2007 Compared to 2006
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Loans	$5,323	$(8,066)	$(2,743)	$3,547	$4,562	$8,109
Taxable Investments	4,111	264	4,375	2,546	2,229	4,775
Non-taxable Investments	592	(210)	382	499	(51)	448
Federal funds sold	1	(8)	(7)	(7)	17	10
Other interest earning assets	140	(370)	(230)	261	(155)	106

Total interest income	10,167	(8,390)	1,777	6,846	6,602	13,448

INTEREST EXPENSE:
Interest-bearing demand deposits	1,354	(4,200)	(2,846)	1,058	1,873	2,931
Savings deposits	495	(905)	(410)	(194)	1,177	983
Time deposits less than $100	204	(413)	(209)	205	1,785	1,990
Time deposits $100 or more	815	(4,326)	(3,511)	2,233	1,856	4,089
Short-term borrowings	(282)	(1,598)	(1,880)	(1,019)	(91)	(1,110)
Long-term borrowings	3,595	(1,026)	2,569	1,007	106	1,113

Total interest expense	6,181	(12,468)	(6,287)	3,290	6,706	9,996

Net interest income	$3,986	$4,078	$8,064	$3,556	$(104)	$3,452
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $12.9 million for 2008, compared to $2.3 million for 2007.  The increase in the provision in 2008 was due to increased net charge offs, an increase in the level of non-accrual loans, loan growth during 2008, specific allocations for impaired loans and changes in the qualitative factors used in the overall assessment of the adequacy of the allowance for loan losses.  We have closely reviewed and applied sensitivity analysis to the collateral values related to our loan portfolio to adequately measure potential future losses.  Specific allocations have been provided in instances where loans have been considered impaired and collateral analysis indicates that losses may occur.  Approximately $4.0 million of the recorded expense is attributable to a real estate and development loan in Hardy County, West Virginia and deterioration in a group of loan relationships outside of the Corporation’s market area.  Additional provision expense was also recorded because the company that services a commercial loan in which the Bank holds a participation interest failed to remit $1.2 million in principal payments made by the borrower that were due to the Bank.  The Bank is reviewing its rights with respect to its insurance carriers and the servicing company’s insurance carriers and bonding companies, but there can be no assurance that the Bank will ultimately recover any of this loss.

The provision for loan losses was $2.3 million for 2007, compared to $1.2 million for 2006.  The increase in the provision in 2007 was due to increased net charge offs, an increase in the level of non-accrual loans, loan growth during 2007, and changes in the qualitative factors used in the overall assessment of the adequacy of the allowance for loan losses.

[29]

Other Operating Income

The following table shows the major components of other operating income for the past three years (dollars in thousands) and the percentage changes during these years:

				2008 VS. 2007	2007 VS. 2006
	2008	2007	2006	% CHANGE	% CHANGE

Service charges on deposit accounts	$5,835	$4,955	$4,630	17.8%	7.0%
Other service charge income	1,639	1,994	1,637	-17.8%	21.8%
Trust department income	3,912	4,076	3,671	-4.0%	11.0%
Insurance commissions	2,143	2,529	1,573	-15.3%	60.8%
Securities (losses)/gains	(1,997)	(1,605)	4	-24.4%	*
Bank owned life insurance (BOLI)	704	1,114	848	-36.8%	31.4%
Brokerage commissions	745	734	501	1.5%	46.5%
Other income	788	1,295	1,177	-39.2%	10.0%

Total other operating income	$13,769	$15,092	$14,041	-8.8%	7.5%

*  not meaningful

As the table above illustrates, other operating income decreased by $1.3 million in 2008 when compared to 2007.  This compares to a $1.05 million (7.5%) increase in 2007 over 2006.

Service charges on deposit accounts increased in 2008 versus 2007 and in 2007 versus 2006.  These increases are due primarily to increased customer usage of an account overdraft product.  Service charge related income constitutes 54%, 46%, and 45% of other operating income in 2008, 2007, and 2006, respectively.

Trust department income is directly affected by the performance of the equity and bond markets and by the amount of assets under management.  Although we have experienced favorable sales production in our trust division, unfavorable market conditions have reduced the fees and commissions on our existing accounts under management resulting in slightly lower income when compared to 2007.  Declining market values negatively impacted the value of assets under management at year-end.  Assets under management were $472 million, $547 million and $502 million for years 2008, 2007 and 2006, respectively.

Insurance commissions also decreased in 2008 when compared to 2007 due to a soft insurance market resulting in lower premium income and a reduction in the amount of contingency income received in 2008.  Contingency income is received from the insurance carriers based upon claims histories and varies from year to year.   The increase in 2007 as compared to 2006 was due to the acquisition of two books of business during 2007.

Securities gains (losses) are the most variable component of other operating income.  During 2008, we recorded a non-cash charge of approximately $2.7 million as a result of an other-than-temporary impairment analysis performed on our investment portfolio at year-end. This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.  This charge was offset by gains realized from sales of investment securities and calls on fixed-income bonds.

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

We experienced a decline in other income during 2008 primarily due to reduced secondary market fees as a result of a shift to in-house portfolio loans.  The decline in the earnings on our bank owned life insurance (BOLI) is attributable to the overall decrease in the interest rate environment throughout 2008.

[30]

Other Operating Expense

Other operating expense for 2008 increased $2.1 million (5.5%) when compared to 2007, compared to an increase in 2007 of $3.0 million (8%) over 2006.  The following table shows the major components of other operating expense for the past three years (in thousands) and the percentage changes during these years:

				2008 VS. 2007	2007 VS. 2006
	2008	2007	2006	% CHANGE	% CHANGE

Salaries and employee benefits	$21,531	$20,628	$19,084	4.4%	8.1%
Other expenses	11,264	10,563	9,900	6.6%	6.7%
Equipment	3,364	3,224	3,011	4.3%	7.1%
Occupancy	2,693	2,388	2,043	12.8%	16.9%
Data processing	1,721	1,672	1,452	2.9%	15.2%
Total other operating expense	$40,573	$38,475	$35,490	5.5%	8.4%

Salaries and employee benefits represent approximately 53% of total other operating expenses in 2008 compared to 54% in 2007 and 2006.  Salaries and wages increased slightly by $.9 million in 2008 over 2007, and $1.5 million in 2007 over 2006.  The increase in 2008 when compared to 2007 is primarily attributable to normal merit increases and new hires to support on-going operations and production.  This increase was offset slightly because no executive bonuses were paid for 2008.

Other expenses increased slightly by $.7 million in 2008 when compared to 2007 due to increases in marketing, membership fees and licenses and miscellaneous conversion costs as a result of our core processor conversion completed in April.  Comparing 2007 to 2006, other expenses increased by $.7 million due to increases in marketing, insurance, and contribution expenses.

Occupancy and equipment expenses increased by $.4 million from 2007 to 2008 and $.6 million from 2006 to 2007.  These increases relate to the growth and expansion of the Bank’s retail network and the opening of our operations center during 2007.

Applicable Income Taxes

Income tax expense amounted to $3.6 million in 2008 and $5.7 million in 2007 and 2006.  The resulting effective tax rates were 28.7%, 31.0% and 31.3% for 2008, 2007 and 2006, respectively.  The decrease in the effective tax rate from 2007 to 2008 is due primarily from reduced income and the proportionate share of tax-exempt income to total income.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets reached $1.64 billion at December 31, 2008, representing an increase of $160 million (10.8%) from year-end 2007.

The total interest-earning asset mix at December 31, 2008 shows a comparable percentage of loans and investments as a percentage of total assets over the past three years, as illustrated below:

	Year End Percentage of Total Assets
	2008	2007	2006

Net loans	68%	70%	71%
Investments	22%	21%	20%

[31]

The year-end total liability mix has remained consistent during the three-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2008	2007	2006

Total deposits	78%	82%	78%
Total borrowings	21%	17%	21%

Loan Portfolio

Through the Bank and the OakFirst Loan Centers, we are actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Hardy County, Mineral County, and Monongalia County in West Virginia; and the surrounding regions of West Virginia and Pennsylvania.  We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio.  These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the allowance for loan losses.  These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process.  Lending authority is based on the type of the loan, and the experience of the lending officer.

Commercial loans are collateralized primarily by real estate and, to a lesser extent, equipment and vehicles. Unsecured commercial loans represent an insignificant portion of total commercial loans.  Residential mortgage loans are collateralized by the related property.  Any residential mortgage loan exceeding a specified internal loan-to-value ratio requires private mortgage insurance.  Installment loans are typically collateralized, with loan-to-value ratios which are established based on the financial condition of the borrower.  We will also make unsecured consumer loans to qualified borrowers meeting our underwriting standards.  Additional information about our loans and underwriting policies can be found in Item 1 of Part I of this annual report under the caption “Banking Products and Services”.

Table 3 sets forth the composition of our loan portfolio.  Historically, our policy has been to make the majority of our loan commitments in our market areas.  We had no foreign loans in our portfolio as of December 31 for all of the periods presented.
Summary of Loan Portfolio
(Dollars in thousands)
Table 3

	Loans Outstanding as of December 31
	2008	2007	2006	2005	2004

Commercial	$575,962	$492,302	$408,361	$404,681	$373,893
Real Estate – Mortgage	403,768	384,420	359,601	337,559	319,033
Consumer Installment	140,234	153,593	181,574	193,275	199,862
Real Estate – Construction	14,582	12,951	14,120	25,446	18,196
Lease Financing	—	—	—	—	466

Total Loans	$1,134,546	$1,043,266	$963,656	$960,961	$911,450

During 2008, gross loans increased by $91 million, or 8.8%, over 2007.  This growth was focused in our commercial ($84 million) and residential mortgage ($21 million) loan portfolios, offset by a decline in installment ($13 million) and remains consistent with management’s objectives over the past several years.  Continued efforts were made to increase the percentage of loans in the portfolio with adjustable interest rates.  At December 31, 2008, adjustable interest rate loans maturing within one to five years were 60% of total loans, compared to 55% at December 31, 2007.

Commercial loans increased 17% in 2008, following a 20.6% increase in 2007.  The growth in the commercial portfolio is a result of both in-house production and participations with other institutions.  Commercial loans secured by real estate were 74% of total commercial loans at December 31, 2008, compared to 81% and 82% at December 31, 2007 and 2006, respectively.

[32]

Residential mortgage loans increased by $21 million, or 5%, in 2008 when compared to 2007.  This follows a 7% increase in 2007 over 2006.  The growth in the residential portfolio consists of both adjustable and fixed rate products.

Fixed–interest rate loans made up 38% of the total loan portfolio at December 31, 2008, compared to 42% and 59% of total loans at December 31, 2007 and 2006, respectively.

Consumer installment loans in 2008 decreased by $13 million, or 8.7%, when compared to 2007.  This decrease reflects management’s continued shift toward more commercial loans with less emphasis on the highly competitive consumer loan market and indirect car dealer loans.  Indirect auto loans comprise the largest percentage of installment loans, 74% at December 31, 2008, and 85% at December 31, 2007 and 2006.

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2008 (in thousands):

Maturities of Loan Portfolio at December 31, 2008

  Table 4

	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total

Commercial	$299,951	$238,281	$37,730	$575,962
Real Estate – Mortgage	121,824	106,595	175,349	403,768
Installment	6,511	101,428	32,295	140,234
Real Estate – Construction	—	14,582	—	14,582

Total Loans	$428,286	$460,886	$245,374	$1,134,546

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$39,868	$166,462	$229,440	$435,770
Adjustable-Interest Rate Loans	388,418	294,424	15,934	698,776

Total Loans	$428,286	$460,886	$245,374	$1,134,546

Our policy is to place loans on non-accrual status, except for consumer loans, whenever there is substantial doubt about the ability of a borrower to pay principal or interest on the outstanding credit.  Management considers such factors as payment history, the nature of the collateral securing the loan, and the overall economic situation of the borrower when making a non-accrual decision.  Management closely monitors the status of all non-accrual loans.  A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured, or is in the process of collection and the prospects of future contractual payments are no longer in doubt.  Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due.  Table 5 sets forth the historical amounts of non-accrual, past-due and restructured loans (in thousands) for the past five years:

Risk Elements of Loan Portfolio
Table 5

	At December 31
	2008	2007	2006	2005	2004
Non-Accrual Loans	$24,553	$5,443	$3,190	$2,393	$3,439
Accruing Loans Past Due 90 Days or More	3,476	3,260	619	989	1,105
Restructured Loans	468	0	522	532	544
Other Real Estate Owned	2,424	825	23	133	226

Interest income not recognized as a result of placing loans on a non-accrual status was $.4 million during 2008 and $.2 million during 2007 and 2006.

[33]

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

The balance of the allowance for loan losses increased to $14.3 million at December 31, 2008, from $7.3 million at December 31, 2007.  Several factors contributed to the $7 million increase in the balance of the allowance in 2008, including:  a significant increase in the balance of non-accrual loans, from $5.4 million in 2007 to $24.6 million in 2008; changes to the qualitative factors which are reviewed quarterly; an increase in impaired loans from $6.9 million in 2007 to $83.3 million in 2008; and an increase in the percentage of net charge-offs to average outstanding loans from .15% in 2007 to .54% in 2008. Non-accrual loans and impaired loans consist primarily of real estate development loans and commercial real estate that have experienced a slowdown in the level of sales activity during the current year.  All of these types of credit facilities were thoroughly reviewed by management during the fourth quarter of 2008 as to the adequacy of the collateral, the valuation of collateral, secondary sources of repayment, and other credit quality attributes.  Collateral valuations were also subject to a sensitivity and shock analysis in order to identify loans that may not have sufficient collateral in the event of a significant decline in the market value of the collateral.  As a result of this extensive review, some specific allocations of the allowance were made to several of these loans.  At December 31, 2008, the balance of the allowance was equal to 1.26% of total loans, which was 2.4 times the amount of net charge-offs for the year.

Performing loans considered impaired loans, as defined and identified by management, amounted to $56.5 million at December 31, 2008.  Loans are identified as impaired when the loan is classified as substandard and management determines that it is probable that the borrower will not be able to pay principal and interest according to the contractual terms of the loan.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

During 2008, there was significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures.  A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity.  These borrowers typically pose a higher risk of default and foreclosure.  We generally do not make sub-prime loans.  If credit is extended to a sub-prime borrower, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan.  As of December 31, 2008, management believes that our exposure to sub-prime loans is very minimal.

[34]

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

As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, management believes the allowance for loan losses is adequate as of December 31, 2008.

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses
(Dollars in thousands)
Table 6

	For the Years Ended December 31
	2008	2007	2006	2005	2004

Balance at Beginning of Period	$7,304	$6,530	$6,416	$6,814	$5,974
Loans Charged Off:
Commercial	3,936	540	359	557	808
Real Estate – Mortgage	743	103	89	162	153
Installment	1,408	1,171	1,127	1,171	1,244
Deposit Overdrafts	508	408	—	—	—

Total Charged Off	6,595	2,222	1,575	1,890	2,205
Recoveries of Loans:
Commercial	147	45	110	8	22
Real Estate – Mortgage	39	17	11	59	67
Installment	375	380	403	347	422
Deposit Overdrafts	152	242	—	—	—

Total Recoveries	713	684	524	414	511

Net Loans Charged Off	5,882	1,538	1,051	1,476	1,694
Provision for Loan Losses	12,925	2,312	1,165	1,078	2,534
Balance at the End of Period	$14,347	$7,304	$6,530	$6,416	$6,814
Loans at End of Period	$1,134,546	$1,043,266	$963,656	$960,961	$911,450
Daily Average Balance of Loans	$1,081,191	$1,003,854	$957,709	$954,784	$861,255
Allowance for Loan Losses to Loans Outstanding	1.26%	.70%	.68%	.67%	.75%
Net Charge Offs to Average Loans Outstanding	.54%	.15%	.11%	.15%	.20%

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

[35]

Allocation of the Allowance for Loan Losses
(In thousands at December 31)
Table 7

	2008	% of Total Loans	2007	% of Total Loans	2006	% of Total Loans	2005	% of Total Loans	2004	% of Total Loans
Commercial	$9,002	51%	$3,825	47%	$2,983	42%	$2,777	42%	$3,050	41%
Real Estate-Mortgage	3,326	37%	1,716	38%	1,512	39%	1,504	38%	1,454	37%
Consumer Installment	2,015	12%	1,763	15%	1,934	19%	2,060	20%	2,246	22%
Lease Financing	—	—	—	—	—	—	—	—	15	—
Other	4	—	0	—	101	—	75	—	49	—

Total	$14,347	100%	$7,304	100%	$6,530	100%	$6,416	100%	$6,814	100%

Investment Securities

Our entire investment portfolio is categorized as available-for-sale.  Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy.  Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of applicable income taxes.  We do not currently purchase securities with the intent to resell and, therefore, do not own any securities classified as trading securities.  For additional information, see Notes 1 and 3 of the Notes to Consolidated Financial Statements, which are included in Item 8 of Part II of this annual report.

The following sets forth the composition of our securities portfolio, reported at fair value, by major category as of the indicated dates (in thousands):

			December 31
			(fair value)

	2008	As % of Total	2007	As % of Total	2006	As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$113,645	32%	$90,768	30%	$97,490	37%
Mortgage-backed securities	123,199	35%	60,939	20%	50,829	19%
Obligation of states and political subdivisions	93,485	26%	85,893	28%	68,432	26%
Corporate and other debt	24,266	7%	67,308	22%	46,521	18%

Total	$354,595	100%	$304,908	100%	$263,272	100%

Total investment securities increased $50 million (16%) in 2008 when compared to 2007.  Mortgage-backed securities increased by $62 million and U.S. Government agencies increased by $23 million while Corporate and other debt decreased $43 million.  The Corporate portfolio consists primarily of Preferred Term Securities which are pools of debt issued by various banks.  The decrease in this sector is due to a decline in the market value of these securities directly attributable to the current economic and financial environment.

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

[36]

At December 31, 2008, the securities available-for-sale balance included a net unrealized loss of $55.7 million, which represents the difference between fair value and amortized cost.  The comparable amount at December 31, 2007 was a net unrealized loss of $4.2 million.  The fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.  However, fair values have been largely affected in 2008 by factors such as marketability, liquidity and the current economic environment.

As more fully discussed in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report, effective January 1, 2008, we began measuring fair market values based on the fair value hierarchy established in SFAS No. 157 and in Financial Accounting Standards Board Staff Position (FSP) No. FSP 157-3.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $24.3 million (7%) of our securities available-for-sale were classified using significant unobservable inputs (Level 3 assets).  These securities were Preferred Term Securities classified as corporate securities and contributed approximately $27 million to the unrealized loss reported in our accumulated other comprehensive income (loss) on the Statement of Financial Condition.  The underlying issuers for these securities are primarily financial institutions and insurance companies.  Preferred Term Securities contractually allow an issuer to defer interest payments for up to twenty quarters.  Although there have been deferrals and defaults of some of the underlying issuers, the structured securities held in our portfolio are generally secured by over-collateralization or default protection provided by subordinated tranches.

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

Length of Time and Extent that Market Value is Less Than Cost

Twenty-one of the Preferred Term Securities in our portfolio have been in an unrealized loss position for over 12 months and three have been in an unrealized loss position for less than 12 months.  Although some of the securities have been in a loss position for over one year, this is not an automatic indication of an other-than-temporary impairment.  Rather, individual facts and circumstances may indicate that a decline in fair value longer than 12 months may be temporary.  Given the extraordinary market conditions prevalent during 2008, particularly during the third and fourth quarters, additional consideration has been given to the length of time the securities have been in a loss position and the likelihood that a market recovery will be longer than an otherwise orderly market would dictate.

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

Financial Condition and Near-Term Prospects of the Issuers

The current economic and financial environment, driven primarily by the significant delinquencies and foreclosures of subprime loans and the banking crisis, has led to unprecedented events in the financial industry.  During 2008, we have witnessed a significant decline in housing prices, the collapse of Bear Stearns, Lehman Brothers, Washington Mutual and Indymac Bank, a federal takeover of Fannie Mae and Freddie Mac, and the acquisitions of Countrywide and Merrill Lynch by Bank of America, just to mention a few headline events.  All of these events have contributed to a national and worldwide liquidity and credit crisis.  During this same time period, the Federal Reserve Bank cut interest rates by 400 basis points and the U.S. government announced a $700 billion bailout plan for financial institutions.

[37]

The underlying issuers of the Preferred Term Securities in our portfolio all operate in some realm of the financial industry, most of them community banks.  Due to the factors previously discussed, the current market for Preferred Term Securities is virtually non-existent.  There were no new pooled trust preferred issuances during 2008 and trading activity for this class of securities (buy side) shows total quarterly trades in 2008 at 116, 44, 10 and 4 trades, respectively.  The volume has declined from a high of $376 million in the first quarter of 2007 to just $1 million in the quarter ended December 31, 2008.  This is clearly indicative of an inactive and inefficient market leading to the depressed pricing on these securities.

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

Generally Accepted Accounting Principles (“GAAP”) require management to consider all available evidence in its evaluation of the realizable value of its investment.  Judgment is required to determine whether factors exist that indicate an impairment loss has been incurred at the end of a reporting period.  The judgment may be based on both subjective and objective factors.  In its analysis, management considered the credit ratings along with all other available information to evaluate the credit quality of the underlying collateral. Several shocks of the collateral were performed in order to determine how much stress the security could withstand before a break in principal would be experienced.

In addition, the securities subject to Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20), are monitored for significant adverse changes in cash flow projections. On January 12, 2009, the Financial Accounting Standards Board  issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20”, effective for interim and annual reporting periods ending after December 15, 2008.  The purpose of this guidance is to better align the impairment guidance and assessment of an other-than-temporary impairment with the related guidance in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The primary change in the new guidance is the removal of the requirement to estimate cash flows from the views of a market participant but rather to base the estimate of cash flows on current information and events.  Further, in making the other-than temporary assessment, the holder should consider all relevant information about past events, current conditions, and reasonable and supportable forecasts when estimating future cash flows.  This information should include remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

EITF 99-20-1 requires that the present value of the current estimated cash flows be compared to the present value of cash flows at the last reporting date.  If the present value of the original cash flows estimated at the initial transaction date (or at the last date previously revised) is greater than the present value of the current estimated cash flows, the change is considered adverse (that is an other-than-temporary impairment should be considered to have occurred under the consensus in this Issue).  As of December 31, 2008, there was no adverse change in the estimated cash flows noted for the securities in an unrealized loss position held subject to EITF 99-20.

On October 13, 2008, as part of the government’s economic stabilization plan, the Treasury announced two plans, the CPP and the TLGP.  The regulators highly encouraged participation in the programs in order to build capital levels, supply additional liquidity to the banking industry, and improve financial ratios for the large regional and national banks and the community banks.  Many of the banks who issued the Preferred Term Securities have announced participation in the CPP.  Management believes that these programs should help to bolster confidence in the industry.  However, due to the early stages of both programs, a long recovery is still anticipated as the liquidity works its way through the banking system.

Intent and Ability to Retain Investment

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Two of our Preferred Term Securities have been downgraded and management feels that additional downgrades may be possible. However, based upon models and testing performed on our investment portfolio, management feels that the Company has adequate capital to sustain future downgrades.  We maintain sufficient capital and liquidity to cover operating expenses and we do not anticipate any material commitments or expected outlays of capital in the near term. The decline in fair market value of these securities does not have a material impact on the operations, liquidity or the capital resources of the Company.

[38]

Other-Than-Temporary Impairment Charge

Based upon our review of credit quality and the cash flow tests performed, management determined that two of our Preferred Term Securities were other-than-temporarily impaired.   As a result of this assessment, we recorded a $2.7 million loss on these securities as of December 31, 2008.  We have both the intent and ability to hold the remaining securities in our portfolio for the period of time necessary to recover their amortized cost or until maturity and do not believe that those securities are other-than-temporarily impaired.

During 2007, we restructured our investment portfolio by replacing certain securities with securities having a longer duration.  We determined that the securities earmarked for sale would, if retained, have subjected our earnings to higher volatility in a declining interest rate environment.  The restructure resulted in a pre-tax loss of approximately $1.6 million in earnings. The securities sold had an average book yield of 4.28%.  The proceeds from the sale of these securities were reinvested in securities having an average book yield of approximately 5.55%.  The restructuring of our investment portfolio enabled us to rebalance the portfolio and restructure the maturity schedule of the portfolio to mitigate the effects of premium and call risk and to manage our future interest rate risk and effective tax yield.

There continues to be ongoing media attention regarding “sub-prime” mortgage investments.  “Sub-prime” mortgages with similar characteristics can be packaged together and sold as investments.  We believe that we do not have significant exposure to these types of securities.

We manage our investment portfolio utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities and treasury management overnight investment products.

Table 8 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2008 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2008
(Dollars in thousands)
Table 8

	Within 1 Year	1 Year to 5 Years	5 Years to 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:

U.S. government and agencies	$1,731	$46,527	$18,633	$46,754	$113,645
Mortgage-backed securities	806	122,393	—	—	123,199
Obligations of states and political subdivisions	2,462	6,548	12,047	72,428	93,485
Corporate and other debt	—	—	—	24,266	24,266

Total	$4,999	$175,468	$30,680	$143,448	$354,595

Percentage of total	1.41%	49.48%	8.65%	40.46%	100.00%
Weighted average yield	5.85%	5.47%	5.82%	5.78%	5.63%

We held two securities in the name of one issuer exceeding 10 percent of shareholders’ equity, excluding securities issued by U.S. government agencies.  These securities are Wells Fargo mortgage-backed securities with an aggregate book value of $23.8 million and fair value of $18.8 million at December 31, 2008.

[39]

Deposits

Table 9 sets forth the average deposit balances by major category for 2008, 2007 and 2006:

Average Deposit Balances
(Dollars in thousands)
Table 9

	2008		2007		2006
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield

Non-interest-bearing demand deposits	$106,124	—	$133,509	—	$107,595	—
Interest-bearing demand deposits	414,750	1.67%	333,443	2.92%	285,250	2.25%
Savings deposits	80,812	1.28%	42,123	3.43%	47,779	.97%
Time deposits less than $100K	239,211	4.27%	234,439	4.45%	229,829	3.67%
Time deposits $100K or more	339,110	3.72%	317,219	5.09%	273,305	4.41%

Total	$1,180,007		$1,060,733		$943,758

Total deposits increased $96.3 million in 2008, or 8.6%, when compared to 2007.  This compares to a $121.4 million (12.5%) increase during 2007 over 2006.  On an average balance basis, total deposits increased $119 million (11.2%) in 2008 versus 2007, following a $117 million (12.4%) increase in 2007 versus 2006.

The increase in deposits resulted primarily from growth in in-house Prime Saver and retirement accounts as well as brokered certificates of deposit and money market products.  At December 31, 2008 and 2007, brokered certificates of deposit amounted to $168.6 million and $120.8 million, respectively, or 14% and 11% of total deposits at December 31, 2008 and 2007, respectively.

The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

Maturity of Time Deposits of $100,000 or More
(Dollars in thousands)

Table 10

December 31, 2008

Maturities
3 Months or Less	$205,725
3-6 Months	39,970
6-12 Months	50,573
Over 1 Year	38,147

Total	$334,415

The Bank has opted to maintain relatively short maturities in its time deposits of $100,000 or more to directly match the re-pricing characteristics of a portion of our investment portfolio and in anticipation of an extended time period of low interest rates.

[40]

Borrowed Funds

The following shows the composition of our borrowings at December 31 (in thousands):

	2008	2007	2006

Securities sold under agreements to repurchase	$41,995	$34,112	$74,879
Short-term FHLB advances	8,500	21,000	24,500

Total short-term borrowings	50,495	55,112	99,379

Long-term FHLB advances	241,474	142,522	130,401
Junior subordinated debentures	35,929	35,929	35,929

Total long-term borrowings	277,403	178,451	166,330

Total borrowings	$327,898	$233,563	$265,709

Average balance (from Table 1)	$309,923	$243,682	$260,519

Total borrowings increased by $94.3 million or 40% in 2008 when compared to 2007, while the average balance of borrowings increased by $66.2 million during the same period.  Total borrowings decreased by $32.1 million or 12% in 2007 when compared to 2006, while the average balance of borrowings decreased by $16.8 million during the same period.  During 2008 and 2007, the Corporation took advantage of opportunities to borrow long-term FHLB advances and match these borrowings with specific interest earning assets where possible.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process.  See the “Interest Rate Sensitivity” section of this Item 7 for further discussion on this topic.

At December 31, 2008, we had additional borrowing capacity with the FHLB totaling $9.0 million, an additional $25 million of unused lines of credit with various financial institutions and $31 million through wholesale money market funds.  See Note 8 to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

The Bank and the Corporation are subject to risk-based capital regulations, which were adopted and monitored by federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions.  The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations.

Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4% (6% for well capitalized  banks).  The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments.  The minimum leverage ratio is 3% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings.  Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans.  Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization.  In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments.  The Corporation’s capital policy establishes guidelines meeting these regulatory requirements, and takes into consideration current or anticipated risks as well as potential future growth opportunities.

[41]

At December 31, 2008, the Corporation’s total risk-based capital ratio was 12.18%, which was well above the regulatory minimum of 8%.  The Corporation’s total risk-based capital ratio for year-end 2007 was 12.51%.  As of December 31, 2008, the most recent notification from the regulators categorizes the Corporation as “well capitalized” under the regulatory framework for prompt corrective action.  See Note 2 to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for additional information regarding regulatory capital ratios.

Total shareholders’ equity decreased $32 million to $72.7 million at December 31, 2008, from $104.7 million at December 31, 2007 primarily due to $41 million of accumulated other comprehensive loss resulting from reduced income in 2008.  The return on average equity (ROE) for 2008 decreased to 9.31% from 12.70% for 2007.

Cash dividends of $.80 per share were paid during 2008, compared with $.78 and $.76 paid in 2007 and 2006, respectively.  This represents a dividend payout ratio (cash dividends per share divided by net income per share) of 55.17%, 37.50%, and 37.07% for 2008, 2007, and 2006, respectively.

As discussed above, the Corporation participated in the CPP by issuing $30 million in Series A Preferred Stock together with a related Warrant to purchase 326,323 shares of common stock on January 30, 2009.  The proceeds of the sale will count as Tier 1 Capital and the Warrant will qualify as tangible common equity.

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

The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers.  The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged.  At December 31, 2008, such liquid assets totaled $173 million.  While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation’s ability to renew maturing deposits.  The Corporation’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

When appropriate, we take advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds.  These external sources often provide attractive interest rates and flexible maturity dates that better enable us to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets.  At December 31, 2008, our available borrowing capacity through the FHLB and other financial institutions was approximately $34 million.  In addition, we had approximately $31 million available funding through brokered money market funds.

We actively manage our liquidity position under the direction of the Asset and Liability Management Committee of the Corporation’s Board of Directors.  Monthly reviews by management and quarterly reviews by this Committee under prescribed policies and procedures are intended to ensure that we will maintain adequate levels of available funds. Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands, which could include future branch expansion.  Management anticipates opening additional branches or expanding current facilities in its existing market footprint annually or bi-annually for the next several years.

At the holding company level, the Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debt.  The main sources of funding for the holding company include dividends from the Bank and access to the capital markets.  As discussed in Note 13 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, the Bank is subject to significant regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company.  Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the holding company.  During 2008, the Bank declared and paid dividends of $5.9 million.  As of December 31, 2008, the amount of additional dividends that the Bank could have paid to the Corporation without regulatory approval was $15.0 million.

[42]

Interest Rate Sensitivity

Our primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities that we engage in, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on our liabilities.  Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates.  Interest rate risk arises from mismatches in the repricing or maturity characteristics between interest-bearing assets and liabilities.  Management seeks to minimize fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Management uses interest sensitivity gap analysis and simulation models to measure and manage these risks.  The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date.  The differences between total interest-sensitive assets and liabilities at each time interval represent the “interest sensitivity gap” for that interval.  A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit us during a period of declining interest rates.  During 2008, we remained negatively gapped although our focus was shifted to begin moving to a more neutral position in anticipation of rising interest rates.

In order to manage interest sensitivity risk, management formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments.  These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors.  Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios.  Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management’s capital plans.  This modeling reflects interest rate changes and the related impact on net interest income over specified periods.  Management has not historically used derivative financial instruments to manage its interest rate sensitivity.  At December 31, 2008, the static gap analysis prepared by management indicated that we remained slightly liability sensitive over the next year.  In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings.  Normally, when an organization is liability sensitive there is a negative impact to net interest income when interest rates increase.  Based on the simulation analysis performed at December 31, 2008 and 2007, management estimated the following changes in net interest income, assuming the indicated rate changes:

	(Dollars in thousands)
	2008	2007

+200 basis point increase	$(1,272)	$(3,337)
+100 basis point increase	$(257)	$(1,693)
-100 basis point decrease	$551	$640

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

Impact of Inflation – Our assets and liabilities are primarily monetary in nature, and as such, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money.  During inflationary periods, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains.  The concept of purchasing power is not an adequate indicator of the impact of inflation on financial institutions because it does not incorporate changes in interest rates, which are an important determination of the Corporation’s earnings.

[43]

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments.  Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates.  These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer.  The commitments may expire without being drawn upon.  Therefore, the total commitment does not necessarily represent future funding requirements.  Further discussion of the nature of certain obligations and commitments is included in the Notes to the Consolidated Financial Statements referenced in the table below, which are included in Item 8 of Part II of this annual report.

	Payments Due by Period
Contractual Obligations (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	8
FHLB Advances		$241.5	$14.0	$82.0	$44.25	$101.25
Junior subordinated debt		35.9	—	—	—	35.9
Operating leases	5	2.8	.7	1.1	1.0	—
Data processing and telecommunications services	5	7.8	2.2	2.9	2.7	—
Time Deposits	7	576.6	449.0	120.0	7.5	.1
Pension/SERP	11	10.4	.6	1.3	1.6	6.9

	Commitment Expiration by Period
Commitments (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loan commitments	4	$142.3	$10.0	$16.7	$16.8	$98.8
Letters of credit	4	5.9	5.9	—	—	—

At December 31, 2008, our off-balance sheet arrangements were limited to loan commitments and letters of credit discussed above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the caption “Interest Rate Sensitivity”.

[44]

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries ("Corporation") as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  The Corporation's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for its defined benefit pension plan in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First United Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2009 expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Pittsburgh, Pennsylvania
March 4,  2009

[45]

First United Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	December 31
	2008	2007
Assets
Cash and due from banks	$18,423	$24,316
Interest bearing deposits in banks	882	1,486
Investment securities available-for-sale (at fair value)	354,595	304,908
Federal Home Loan Bank stock, at cost	13,933	9,863
Loans	1,134,546	1,043,266
Allowance for loan losses	(14,347)	(7,304)
Net loans	1,120,199	1,035,962
Premises and equipment, net	31,124	31,407
Goodwill and other intangible assets, net	16,322	14,560
Bank owned life insurance	29,743	29,039
Deferred tax on investments	22,460	1,712
Accrued interest receivable and other assets	31,423	25,656

Total Assets	$1,639,104	$1,478,909

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$107,749	$97,976
Interest bearing deposits	1,115,140	1,028,576
Total deposits	1,222,889	1,126,552
Short-term borrowings	50,495	55,112
Long-term borrowings	277,403	178,451
Accrued interest payable and other liabilities	14,529	12,895
Dividends payable	1,098	1,234

Total Liabilities	1,566,414	1,374,244

Shareholders’ Equity:
Preferred stock-no par value; authorized and unissued 2,000 shares
Capital stock-par value $.01 per share; authorized 25,000 shares, issued and outstanding 6,113 in 2008 and 6,138 in 2007	61	61
Surplus	20,520	21,400
Retained earnings	93,092	88,859
Accumulated other comprehensive loss	(40,983)	(5,655)

Total Shareholders’ Equity	72,690	104,665

Total Liabilities and Shareholders’ Equity	$1,639,104	$1,478,909

See notes to consolidated financial statements.

[46]

First United Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share amounts)

	Year ended December 31
	2008	2007	2006
Interest income
Interest and fees on loans	$74,398	$77,132	$69,019
Interest on investment securities:
Taxable	16,848	12,474	7,699
Exempt from federal income taxes	3,400	3,152	2,860
	20,248	15,626	10,559
Other	570	807	691
Total interest income	95,216	93,565	80,269

Interest expense
Interest on deposits	30,782	37,759	27,349
Interest on short-term borrowings	1,022	2,902	4,429
Interest on long-term borrowings	11,239	8,670	7,557

Total interest expense	43,043	49,331	39,335
Net interest income	52,173	44,234	40,934
Provision for loan losses	12,925	2,312	1,165

Net interest income after provision for loan losses	39,248	41,922	39,769

Other operating income
Service charges	7,474	6,949	6,267
Trust department	3,912	4,076	3,671
Insurance commissions	2,143	2,529	1,573
Net securities (losses)/gains	(1,997)	(1,605)	4
Debit card income	1,215	1,111	899
Bank owned life insurance	704	1,114	848
Other	318	918	779

Total other operating income	13,769	15,092	14,041

Other operating expense
Salaries and employee benefits	21,531	20,628	19,084
Equipment	3,364	3,224	3,011
Occupancy	2,693	2,388	2,043
Data processing	1,721	1,672	1,452
Other	11,264	10,563	9,900

Total other operating expenses	40,573	38,475	35,490

Income before income taxes	12,444	18,539	18,320
Applicable income taxes	3,573	5,746	5,743

Net Income	$8,871	$12,793	$12,577

Earnings per share	$1.45	$2.08	$2.05

Weighted average common shares outstanding	6,112,808	6,149,125	6,129,612

See notes to consolidated financial statements.

[47]

First United Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2006	$61	$20,946	$73,012	$(1,980)	$92,039
Comprehensive income:
Net income for the year			12,577		12,577
Unrealized gain on securities available-for sale, net of income taxes of $682				1,265	1,265
Adjustment to initially adopt SFAS No. 158 net of income taxes of $2,619				(4,865)	(4,865)
Comprehensive Income					8,977
Issuance of 23,241 shares of common stock under dividend reinvestment plan		502			502
Cash dividends-$.76 per share			(4,662)		(4,662)

Balance at December 31, 2006	61	21,448	80,927	(5,580)	96,856
Comprehensive income:
Net income for the year			12,793		12,793
Unrealized loss on securities available-for sale, net of income taxes of $1,228				(1,815)	(1,815)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,178				1,740	1,740
Comprehensive income					12,718
Issuance of 22,824 shares of common stock under dividend reinvestment plan		476			476
Repurchase of common stock		(524)			(524)
Cash dividends-$.78 per share			(4,861)		(4,861)

Balance at December 31, 2007	$61	$21,400	$88,859	$(5,655)	$104,665

Comprehensive loss:
Net income for the year			8,871		8,871
Unrealized loss on securities available-for sale, net of income taxes of $20,748				(30,660)	(30,660)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $2,784				(4,668)	(4,668)
Comprehensive loss					(26,457)
Issuance of 25,814 shares of common stock under dividend reinvestment plan		362			362
Repurchase of common stock		(1,391)			(1,391)
Stock based compensation		149			149
Cash dividends-$.80 per share			(4,638)		(4,638)

Balance at December 31, 2008	$61	$20,520	$93,092	$(40,983)	$72,690

See notes to consolidated financial statements.

[48]

First United Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31
	2008	2007	2006
Operating activities
Net Income	$8,871	$12,793	$12,577
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	12,925	2,312	1,165
Depreciation	2,834	2,581	2,486
Stock Compensation	149	—	—
Amortization of intangible assets	684	656	504
Net accretion and amortization of investment security discounts and premiums	(514)	145	175
Loss (gain) on sale of investment securities	1,997	1,605	(4)
Deferred Income Taxes	(3,147)	557	(530)
(Increase) decrease in accrued interest receivable and other assets	(7,287)	(3,744)	(1,987)
Increase (decrease) in accrued interest payable and other liabilities	1,634	(1,307)	(443)
Earnings on bank owned life insurance	(704)	(1,114)	(848)
Net cash provided by operating activities	17,442	14,484	13,095
Investing activities
Net decrease in interest bearing deposits in banks	604	977	2,538
Proceeds from maturities of investment securities available-for-sale	78,223	45,190	56,196
Proceeds from maturities of investment securities held-to-maturity	9,000	—	—
Proceeds from sales of investment securities available-for-sale	43,008	—	548
Purchases of investment securities available-for-sale	(224,110)	(163,246)	(88,004)
Purchases of investment securities held-to-maturity	(8,700)	—	—
Proceeds from sales of investment securities held for trading	—	71,611	—
Net increase in loans	(97,162)	(56,193)	(2,726)
Purchase of mortgage loans	—	(24,955)	—
Net increase in FHLB stock	(4,070)	(243)	(1,570)
Acquisition of insurance business	(2,446)	(680)	—
Purchase of premises and equipment	(2,551)	(4,135)	(5,287)
Purchase of bank owned life insurance	—	—	(2,839)
Net cash used in investing activities	(208,204)	(131,674)	(41,144)
Financing activities
Net increase in deposits	96,337	155,171	15,527
Net decrease in short-term borrowings	(4,617)	(44,267)	(22,560)
Proceeds from long-term borrowings	115,000	73,500	55,000
Payments on long-term borrowings	(16,048)	(61,379)	(17,043)
Cash dividends paid	(4,774)	(4,796)	(4,662)
Proceeds from issuance of common stock	362	476	502
Stock repurchase	(1,391)	(524)	—
Net cash provided by financing activities	184,869	118,181	26,764
(Decrease) increase in cash and cash equivalents	(5,893)	991	(1,285)

Cash and cash equivalents at beginning of year	24,316	23,325	24,610

Cash and cash equivalents at end of year	$18,423	$24,316	$23,325

Supplemental information
Interest paid	$44,399	$48,790	$38,363
Income taxes paid	7,280	5,620	7,860

See notes to consolidated financial statements

[49]

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation (“Corporation”) is a registered financial holding company that was incorporated under the laws of the state of Maryland.  It is the parent company of First United Bank & Trust (“Bank”), First United Insurance Group, LLC (“Insurance Group”), a full-service insurance agency, OakFirst Loan Center, Inc. and OakFirst Loan Center, LLC, both consumer finance companies.  OakFirst Loan Center, Inc. owns all of the outstanding stock of First United Insurance Agency, Inc.  The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 26 offices and 32 automated teller machines.  This customer base includes individuals, businesses and various governmental units.  The Insurance Group is a full-service insurance agency.  The Corporation and its subsidiaries operate principally in four Western Maryland counties and four West Virginia counties.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment  of other than temporary impairment pertaining to investment securities, potential impairment of goodwill, and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2008 presentation.  Such reclassifications had no impact on net income.

The Corporation determines whether it should consolidate other entities or account for them on the equity method of accounting depending on whether it has a controlling financial interest in an entity of less than 100% of the voting interest of that entity by considering the provisions of Accounting Research Bulletin 51 (ARB 51), “Consolidated Financial Statements”, or a controlling financial interest in a variable interest entity (“VIE”) by considering the provisions of FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.”  Under FIN 46, a VIE is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Under FIN 46R, an entity that holds a variable interest in a VIE is required to consolidate the VIE if the entity is subject to a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the entity’s residual returns or both.  ARB 51 is considered for entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.

As discussed further in Note 8, the Corporation formed statutory trusts for the purpose of issuing securities which qualify as regulatory capital.  These trusts are considered VIEs, but are not consolidated, based on the criteria established in FIN 46. The Corporation’s investment in non-consolidated VIEs is accounted for using the equity method of accounting.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of the Bank, the Insurance Group, OakFirst Loan Center, Inc. and its subsidiary, and OakFirst Loan Center, LLC.  All significant inter-company accounts and transactions have been eliminated.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia.  Note 3 discusses the types of securities in which the Corporation invests and Note 4 discusses the Corporation’s lending activities.  The Corporation does not have any significant concentrations in any one industry or customer.

Investments

Securities available-for-sale: All securities as of December 31, 2008 were classified as available-for-sale, and as such are stated at their fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.  The fair values of publicly traded investments are determined using quoted market prices.  The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depends on future events and circumstances.

[50]

The amortized cost of debt securities classified as available-for-sale is adjusted for the amortization of premiums to the first call date, if applicable, or to maturity, and for the accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security.  Such amortization and accretion is included in interest income from investments.  Interest and dividends are included in interest income from investments.  Gains and losses on the sale of securities are recorded using the specific identification method.  Management systematically evaluates the securities for impairment on a quarterly basis.  Declines in the fair value of available for sale securities below their cost that are considered other than temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values as investment securities – trading, with changes in fair value reported in earnings.  Interest and dividends on trading securities are included in investment income.

Fair Value

During 2008, the Corporation adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines the term of “fair value” and provides improved guidance for how to measure it.  The Corporation has utilized the fair value criteria in determining the value of its investment securities and certain other assets.  Note 15 to the consolidated financial statements includes the Corporation’s fair value disclosures.

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of a correspondent bank, is carried at cost and, as of December 31, 2008 and 2007, consists of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta and Atlantic Central Bankers Bank.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the Bank as compared to the capital stock amount for the Bank and the length of time this situation has persisted, (2) commitments by the Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of the Bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the Bank.

On January 30, 2009, the FHLB of Atlanta announced that it was deferring the declaration of a dividend on its stock for the quarter ended December 31, 2008 until it completes its year-end analysis of other-than-temporary impairment which is critical to its net income determination.  The FHLB of Atlanta stated that it anticipates a decision regarding the dividend to be made in March 2009.

Management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2008.

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

[51]

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

The Corporation utilizes the methodology outlined in the FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. mortgage, consumer) loans. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for impaired loans in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Corporation maintains a watchlist which represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration or Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is determined utilizing a methodology that is similar to that used to determine the allowance for loan losses, modified to take into account the probability of a draw down on the commitment.  This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities.  The balance in the liability account was $.1 million at December 31, 2008.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 18 to 32 years for buildings and three to 20 years for furniture and equipment. Accelerated depreciation methods are used for income tax purposes.

[52]

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations.  In accordance with SFAS No. 147 and 142 which include guidance specific to bank branch purchases that qualify as business combinations, goodwill is not amortized but is subject to an annual impairment test.

Other intangible assets with finite lives are core deposit intangible assets, which represent the present value of future net income to be earned from acquired deposits.  Core deposit intangibles are being amortized using the straight-line method over their estimated life of 7.2 years.  Insurance agency book of business intangibles are being amortized using the straight-line method over their estimated lives.

Bank-Owned Life Insurance (BOLI)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  Foreclosed assets are included in accrued interest receivable and other assets and were $2,424,000 and $825,000, respectively, at December 31, 2008 and 2007.

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

The Corporation has adopted the provisions of Financial Accounting Standards (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1).  The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Corporation has not identified any income tax uncertainties.

The Corporation files federal and state corporate income tax returns annually.  These returns may be selected for examination by the Internal Revenue Service and the states where we file, subject to a statute of limitations.  At any given point in time, the Corporation may have several years of filed tax returns that may be selected for examination or review by taxing authorities.

Defined Benefit Plans

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers Accounting for Defined Benefit Pension and other Post Retirement Plans.”  Effective December 31, 2006, the Corporation adopted the provisions of this Statement which resulted in the recognition of the funded status of its defined benefits pension plan as an asset, and its supplemental executive retirement plan as a liability on the Consolidated Statements of Financial Condition, and the recognition of unrecognized net actuarial losses, prior service costs and a net transition asset totaling $4.7 million as a separate component of accumulated other comprehensive loss, net of tax.  Refer to Note 11 for a further discussion of the Corporation’s pension plan and supplemental executive retirement plan obligations.

[53]

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

On June 18, 2008, the Board of Directors of the Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Corporation’s Omnibus Equity Compensation Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of the Corporation.  The amount awarded is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  These performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

"In conjunction with the adoption of the LTIP, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Share-Based Payments”.  SFAS No. 123(R) required public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award, which, for the Corporation, is the market price of the stock on the date of grant.  The cost will be recognized in expense ratably over the period in which an employee is required to provide service in exchange for the award (the vesting period)."

As of December 31, 2008, a total of 18,519 shares had been granted to executive management under the LTIP at a fair market price of $19.02.  These shares will be earned at the end of a three-year vesting period if the Corporation meets or exceeds certain performance measures.

Stock-based awards were also made to directors totaling 3,738 shares at a fair market price of $18.69 as defined in their annual compensation package. The directors’ shares were vested immediately.

Share-based compensation expense for the year ended December 31, 2008 was $.1 million.  Unamortized share-based compensation expense as of December 31, 2008 is $.3 million.   The 18,519 unvested shares did not affect the diluted earnings per share.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares.  When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus.

[54]

Variable Interest Entities

In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to First United Statutory Trust I (“FUST I”) and First United Statutory Trust II (collectively with FUST I, the “Trusts”).  The Trusts are Connecticut statutory business trusts, with all outstanding common stock owned by the Corporation, that issued mandatorily redeemable preferred capital securities to third party investors.  The Trusts are considered special-purpose entities (SPEs).  In accordance with FIN 46R, the Corporation reported the $30.9 million of junior subordinated debentures as long-term borrowings and its $0.9 million equity interest in the Trusts as “Other Assets” at December 31, 2008 and  2007.

These debentures and preferred securities are discussed in detail in Note 8.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This FSP amends SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”).  Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage).  Management believes, as of December 31, 2008, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  For a financial institution to be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentages shown in the following table.  Management is not aware of any condition or event which has caused the well capitalized position to change.

[55]

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008

Total Capital (to Risk Weighted Assets)
Consolidated	$148,464	12.18%	$97,541	8.00%	N/A	N/A
First United Bank	131,572	10.91%	96,521	8.00%	120,652	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	129,117	10.59%	48,771	4.00%	N/A	N/A
First United Bank	117,398	9.73%	48,260	4.00%	72,391	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	129,117	8.10%	63,751	4.00%	N/A	N/A
First United Bank	117,398	7.43%	63,205	4.00%	79,007	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007

Total Capital (to Risk Weighted Assets)
Consolidated	$138,993	12.51%	$88,900	8.00%	N/A	N/A
First United Bank	120,974	11.01%	87,877	8.00%	109,900	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	126,689	11.40%	44,450	4.00%	N/A	N/A
First United Bank	113,851	10.36%	43,938	4.00%	65,940	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	126,689	8.91%	56,846	4.00%	N/A	N/A
First United Bank	113,851	8.08%	56,341	4.00%	70,427	5.00%

See Note 17 – Subsequent Event for information on the Corporation’s participation in the U.S. Treasury’s TARP Capital Purchase Program.

[56]

3.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. government and agencies	$111,938	$1,885	$178	$113,645
Mortgage-backed securities	132,107	2,222	11,130	123,199
Obligations of states and political subdivisions	95,876	705	3,096	93,485
Corporate and other debt securities	70,324	—	46,058	24,266

Totals	$410,245	$4,812	$60,462	$354,595

December 31, 2007
U.S. government and agencies	$89,211	$1,557	$—	$90,768
Mortgage-backed securities	60,505	450	16	60,939
Obligations of states and political subdivisions	85,896	691	694	85,893
Corporate and other debt securities	73,537	48	6,277	67,308

Totals	$309,149	$2,746	$6,987	$304,908

Proceeds from sales and calls of securities and the realized gains and losses are as follows (in thousands):

	2008	2007	2006

Proceeds	$43,008	$71,611	$548
Realized gains	727	10	4
Realized losses[1]	(2,724)	(1,615)	—

1 The realized loss reported for 2008 is attributable to an other-than-temporary impairment charge recognized at December 31, 2008.
   The associated securities were not sold.

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agencies	$19,822	$(178)	$—	$—
Mortgage-backed securities	38,229	(9,942)	3,216	(1,188)
Obligations of states and political subdivisions	66,735	(2,781)	3,632	(315)
Corporate securities	2,159	(5,393)	21,724	(40,665)
	$126,945	$(18,294)	$28,572	$(42,168)

[57]

	December 31, 2007
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$1,251	$(2)	$889	$(14)
Obligations of states and political subdivisions	24,103	(337)	22,681	(357)
Corporate securities	36,679	(4,192)	23,035	(2,085)
	$62,033	$(4,531)	$46,605	$(2,456)

Management systematically evaluates securities for impairment on a quarterly basis.  Declines in the fair value of securities below their cost that are considered other-than-temporary declines are recognized in earnings as realized losses in the period in which the impairment determination is made.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Management also monitors cash flow projections for certain securities in accordance with Emerging Issues Task Force (EITF) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20) which was amended in FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20”, effective for interim and annual reporting periods ending after December 15, 2008.

Based upon a review of credit quality and the cash flow tests performed, management determined that two of our Corporate Securities were other-than-temporarily impaired.   As a result of this assessment, we recorded a $2.7 million loss on these securities as of December 31, 2008.  The unrealized losses on the remaining investment securities are primarily attributable to factors such as changes in market interest rates, marketability, liquidity and the current economic environment.  The mortgage-backed securities portfolio was in an unrealized loss position of $11.1 million at December 31, 2008.  These securities are reviewed for factors such as loan to value ratio, credit support levels, FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  All of our investments in states and other political subdivisions are of the highest investment grade as determined by the major rating agencies.  The total $46.1 million in unrealized losses reported for corporate securities at December 31, 2008 relates to Preferred Term Securities (PreTSLs).  The Corporation has both the intent and ability to hold the impaired securities in its investment portfolio for the period of time necessary to recover its amortized cost.  See Note 15 for management’s methods used to determine the fair value of securities.

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2008 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	(in thousands)
Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$4,087	$4,193
Due after one year through five years	51,888	53,075
Due after five years through ten years	30,193	30,680
Due after ten years	191,969	143,448
	278,137	231,396
Mortgage-backed securities	132,107	123,199
	$410,244	$354,595

At December 31, 2008 and 2007, investment securities with a fair value of $235 million and $134 million, respectively, were pledged as permitted or required to secure public and trust deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

[58]

4.	Loans

The Corporation, through the Bank, is active in originating loans to customers primarily in Western Maryland and Northeastern West Virginia.  The following table is a summary of the loan portfolio and loan commitments by principal categories (in thousands):

	December 31, 2008		December 31, 2007
	Loans	Loan Commitments	Loans	Loan Commitments
Commercial	$575,962	$88,640	$492,302	$92,301
Real Estate – Mortgage	403,768	44,304	384,420	42,819
Consumer Installment	140,234	3,897	153,593	66
Real Estate – Construction	14,582	5,441	12,951	8,645
Commercial letters of credit	—	5,943	—	7,488
Total	$1,134,546	$148,225	$1,043,266	$151,319

Loan commitments are made to accommodate the financial needs of the Corporation’s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur.  Letters of credit are issued to customers to support contractual obligations and to insure job performance. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment.  Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies.  Collateral is obtained based on management’s credit assessment of the customer.  The Corporation considers letters of credit to be guarantees and the amount of liability related to such guarantees was not significant at December 31, 2008 and 2007.

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

2008
Balance at January 1	$28,417
Loans or advances	3,655
Repayments¹	(17,846)
Balance at December 31	$14,226
¹  Amount includes a reclassification of balances due to the resignation of a director.

Activity in the allowance for loan losses is summarized as follows (in thousands):

	2008	2007	2006
Balance at January 1	$7,304	$6,530	$6,416
Gross credit losses	(6,595)	(2,222)	(1,575)
Recoveries	713	684	524
Net credit losses	(5,882)	(1,538)	(1,051)
Provision for loan losses	12,925	2,312	1,165
Balance at December 31	$14,347	$7,304	$6,530

Non-accruing loans were $24.6 million, $5.4 million, and $3.2 million at December 31, 2008, 2007 and 2006, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was $.4 million during 2008 and $.2 million during 2007 and 2006.  Accruing loans past due 90 days or more were $3.5 million, $3.3 million and $.6 million at the end of 2008, 2007 and 2006, respectively.

[59]

The following is a summary of information pertaining to impaired and non-accrual loans (in thousands):

	Years Ended December 31,
	2008	2007	2006
Impaired loans without a valuation allowance	$66,816	$6,814	$-
Impaired loans with a valuation allowance	16,519	176	127
Total impaired loans	$83,335	$6,990	$127
Valuation allowance related to impaired loans	$4,759	$176	$127

Average investment in impaired loans	$28,180	$1,472	$166
Interest income recognized on an accrual basis on impaired loans	$4,658	$225	$-
Interest income recognized on a cash basis on impaired loans	$410	$162	$178

No additional funds are committed to be advanced in connection with impaired loans.  A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impairment is measured on a loan by loan basis for commercial and construction loans.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Based upon the current economic environment and its effect on the overall real estate markets, the amount of impaired loans has increased significantly from December 31, 2007.

5.           Premises and Equipment

The composition of premises and equipment at December 31 is as follows (in thousands):

	2008	2007
Land	$8,910	$8,910
Land Improvements	322	316
Premises	23,058	22,340
Furniture and Equipment	21,071	29,475
	53,361	61,041
Less accumulated depreciation	(22,237)	(29,634)
Total	$31,124	$31,407

The Corporation recorded depreciation expense of $2.8 million, $2.6 million and $2.5 million in 2008, 2007 and 2006, respectively.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2008, future minimum rent commitments under these leases for each of the next five years are as follows: $2.9, $2.0, $2.0, $1.9, and $1.8 million. The leases contain options to extend for periods from one to five years, not included in the aforementioned amounts.

Total rent expense for offices amounted to $.7 million in 2008 and 2007 and $.6 million in 2006.

6.           Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of four branch offices and a banking center from The Huntington National Bank in July 2003 and an insurance agency in April 1999.  The Corporation performed its annual impairment test as of December 31, 2008 and determined that goodwill was not impaired.  There can be no assurance that goodwill impairment will not occur in the future. The Corporation will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

Effective as of December 31, 2008, the Insurance Group acquired substantially all the assets of three insurance agencies.    These acquisitions resulted in an increase of $2.4 in goodwill and intangible assets.  The estimated goodwill and intangible assets are based upon a preliminary valuation and are subject to change during the allocation period as defined by SFAS No. 141, “Business Combinations”.

[60]

The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

	2008				2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$11,900	$—	$11,900		$11,900	$—	$11,900
Core deposit intangible assets	4,040	(3,023)	1,017	1.8	4,040	(2,465)	1,575	2.8
Insurance agency book of businesses	3,651	(246)	3,405	9.1	1,205	(120)	1,085	7.8
Total	$19,591	$(3,269)	$16,322		$17,145	$(2,585)	$14,560

Amortization expense relating to amortizable intangible assets was $.7 million in 2008 and 2007 and $.5 million in 2006.  Future estimated annual amortization expense is presented below (in thousands):

Year	Annual Amortization
2009	$835
2010	737
2011	277
2012	277
2013	272

7.           Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $334.4 million and $299.6 million at December 31, 2008 and December 31, 2007, respectively.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2008 (in thousands):

2009	$449,026
2010	44,713
2011	75,300
2012	3,251
2013	4,235
Thereafter	49

8.           Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year (dollars in thousands):

	2008	2007	2006

Short-term FHLB advance, Daily borrowings, interest rate of .46% (at December 31, 2008)	$8,500	$21,000	$4,500
Short-term FHLB advance, Interest rate of 5.44% (at December 31, 2006) matured in May 2007	—	—	20,000

Securities sold under agreements to repurchase:
Outstanding at end of year	$41,995	$34,112	$74,879
Weighted average interest rate at year end	1.33%	5.99%	3.96%
Maximum amount outstanding as of any month end	$47,811	$70,746	$84,380
Average amount outstanding	38,128	55,140	78,032
Approximate weighted average rate during the year	1.46%	3.71%	3.80%

[61]

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year (dollars in thousands):

	2008	2007

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at December 31, 2008	$241,474	$142,522
Junior subordinated debt, bearing interest at rates ranging from 4.62% to 6.02% at December 31, 2008	35,929	35,929
	$277,403	$178,451

The contractual maturities of long-term borrowings are as follows:

	December 31
	2008			2007
	Fixed Rate	Floating Rate	Total	Total
	(in thousands)
Due in 2008	—	—	—	1,000
Due in 2009	14,000	—	14,000	14,000
Due in 2010	31,000	—	31,000	31,000
Due in 2011	51,000	—	51,000	51,000
Due in 2012	44,250	—	44,250	44,250
Due in 2013	—	—	—	—
Thereafter	126,843	10,310	137,153	37,201
Total long-term debt	$267,093	$10,310	$277,403	$178,451

The Corporation has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets.  At December 31, 2008, the available line of credit equaled $470 million.  This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral.  The line is secured by certain qualified mortgage and commercial loans and investment securities, as follows:

1-4 family mortgage loans	$134,451
Commercial loans	14,441
Multi-family loans	2,541
Home equity loans	11,746
Investment securities	95,624
$258,803

The collateralized line of credit totaled $259 million at December 31, 2008, of which $9 million was available for additional borrowings.

The Corporation also has various unsecured lines of credit totaling $25.0 million with various financial institutions to meet daily liquidity requirements.  As of December 31, 2008, the Corporation had no borrowings under these credit facilities.  In addition, we had approximately $31 million of available funding through brokered money market funds.

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

In May 2006, the Bank exchanged $25 million of long-term FHLB advances with an interest rate of 5.01% for $25 million of long-term FHLB advances with an interest rate of 4.69%.  The exchange netted a gain of $.2 million which is being amortized over 5 years into interest expense.

[62]

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

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.62% at December 31, 2008) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

[63]

9.           Other Comprehensive Loss

A summary of the activity in accumulated other comprehensive loss follows (in thousands):

	For the Year Ended December 31
	2008	2007	2006
Accumulated unrealized losses on securities available for sale at January 1, net of tax	$(2,530)	$(715)	$(1,980)

Net unrealized (losses)/gains for the period, net of tax	(31,851)	(2,771)	1,268
Reclassification of losses/(gains) occurring during the period, net of tax	1,191	956	(3)

Effect on other comprehensive (loss) income for the period	(30,660)	(1,815)	1,265
Accumulated unrealized losses on securities available for sale at December 31, net of tax ($22,460) in 2008, ($1,712) in 2007 and ($468) in 2006	$(33,190)	$(2,530)	$(715)

Accumulated unrealized losses for pension obligation at January 1, net of tax	$(2,750)	$(2,901)	$-
Cumulative effect of change in accounting for pension obligation – adoption of SFAS No. 158, net of tax	-	-	(2,901)
Change in accumulated unrealized losses for pension obligation, net of tax	(4,636)	151	-
Accumulated unrealized losses for Pension obligation at December 31, net of tax of ($3,137) in 2008, ($1,859) in 2007 and ($1,562) in 2006	$(7,386)	$(2,750)	$(2,901)

Accumulated unrealized losses for SERP obligation at January 1, net of tax	$(375)	(1,964)	-
Cumulative effect of change in accounting for SERP obligation – adoption of SFAS No. 158, net of tax	-	-	(1,964)
Change in accumulated unrealized losses for SERP obligation, net of tax	(32)	1,589	-
Accumulated unrealized losses for SERP obligation at December 31, net of tax of ($22) in 2008, ($255) in 2007 and ($1,052) in 2006	$(407)	$(375)	$(1,964)

Total accumulated other comprehensive loss at December 31, net of tax of ($25,619) at 2008, ($3,826) at 2007 and ($3,082) at 2006	$(40,983)	$(5,655)	$(5,580)

[64]

10.           Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current Tax Provision:
Federal	$5,337	$4,275	$5,179
State	1,383	914	1,094
	$6,720	$5,189	$6,273
Deferred taxes (benefit) :
Federal	$(2,699)	$455	$(469)
State	(448)	102	(61)
	$(3,147)	$557	$(530)

Income tax expense for the year	$3,573	$5,746	$5,743

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Tax-exempt income on securities and loans	(9.0)	(5.9)	(5.6)
Tax-exempt BOLI income	(2.0)	(2.1)	(1.6)
State income tax, net of federal tax benefit	4.7	4.0	3.5
	28.7%	31.0%	31.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and  liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$5,790	$2,948
Deferred loan fees	271	198
Deferred compensation	613	491
State tax loss carry forwards	1,001	916
Unrealized loss on investment securities available-for-sale	22,460	1,712
Pension/SERP	428	—
Other than temporary impairment on investment securities	1,100	—
Other real estate owned	518	—
Other	113	685
Total deferred tax assets	32,294	6,950
Valuation allowance	(1,001)	(916)
Total deferred tax assets less valuation allowance	31,293	6,034
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(837)	(688)
Pension/SERP	—	(1,833)
Depreciation	(820)	(741)
Other	(70)	(239)
Total deferred tax liabilities	(1,727)	(3,501)
Net deferred tax assets	$29,566	$2,533

State income tax expense amounted to $.9 million during 2008 and $1.0 million during 2007 and 2006.  The state tax loss carry forwards included in deferred tax assets will expire commencing in 2019.  Tax expense related to securities gains during 2008 was $.3 million.

[65]

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

	Pension		SERP
	2008	2007	2008	2007
Change in Benefit Obligation
Obligation at the beginning of the year	$20,922	$19,181	$3,036	$4,696
Service cost	923	809	106	179
Interest cost	1,263	1,155	181	256
Change in assumptions	(2,336)	—	—	—
Actuarial losses/(gains)	400	331	149	(2,069)
Benefits paid	(629)	(554)	(26)	(26)
Obligation at the end of the year	20,543	20,922	3,446	3,036
Change in Plan Assets
Fair value at the beginning of the year	27,856	21,474	—	—
Actual return on plan assets	(7,482)	1,936	—	—
Employer contribution	2,500	5,000	26	26
Benefits paid	(629)	(554)	(26)	(26)

Fair value at the end of the year	22,245	27,856	—	—

Funded Status	$1,702	$6,934	$(3,446)	$(3,036)

	Pension			SERP
	2008	2007	2006	2008	2007	2006
Components of Net Pension Cost
Service cost	$923	$809	$809	$106	$179	$138
Interest cost	1,263	1,155	1,048	181	256	200
Expected return on assets	(2,340)	(1,891)	(1,586)	—	—	—
Amortization of transition asset	(39)	(39)	(39)	—	—	—
Amortization of recognized loss	142	169	220	0	203	121
Amortization of prior service cost	10	10	10	113	113	113
Net pension (income)/expense in employee benefits	$(41)	$213	$462	$400	$751	$572

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	6.00%	6.00%	6.00%	6.00%	6.00%	5.50%
Discount rate for net pension cost	6.00%	6.00%	6.15%	—	—	—
Expected long-term return on assets	7.75%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.00%	3.00%	3.00%	4.00%	4.00%	4.00%

[66]

The accumulated benefit obligation for the pension plan was $16.7 million and $16.0 million at December 31, 2008 and 2007, respectively.  The accumulated benefit obligation for the SERP was $3.4 million and $3.0 million at December 31, 2008 and 2007, respectively.

The expected long-term rate of return on Plan assets for the pension plan was determined by considering historical and future expected returns of the asset classes invested in by the Plan trustees, and the allocation strategy currently in place among those classes.  The actual asset allocations for the defined benefit pension plan as of December 31, 2008 and 2007, by asset category, are as follows:

	Percentage of Plan Assets
	2008	2007
ASSET CATEGORY
Equity securities	50%	62%
Debt securities	45	32
Cash and cash equivalents	5	6

Total	100%	100%

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

The following summarizes the number of shares of the Corporation’s common stock and the fair value of such shares that are included in Plan assets at December 31, 2008 and 2007, as well as dividends paid to the Plan for such years (dollars in thousands):

	2008	2007
Number of shares held	3,000	3,000
Number of shares purchased	0	0
Number of shares sold	0	0
Fair value	$40	$60
Dividends paid	$2	$2
Percentage of total plan assets	.18%	.21%

Estimated Cash Flows related to the Plan are as follows (in thousands):

Estimated future benefit payments

	Pension Plan	SERP
2009	$583	$48
2010	593	48
2011	623	48
2012	640	86
2013	710	133
2014-2018	5,810	1,136
	$8,959	$1,499

[67]

The Corporation’s contribution to the pension plan in 2009 is dependent upon market conditions and a full evaluation of the plan.  The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2008 and 2007, net of tax, are as follows (in thousands):

	2008		2007
	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$7,470	$104	$2,851	$14
Unrecognized prior service costs	67	303	73	361
Net transition asset	(151)	—	(174)	—
	$7,386	$407	$2,750	$375

Other changes in plan assets and benefit obligations recognized in other comprehensive loss during the year ended December 31, 2008 were as follows:

Defined Benefit Pension Plan
Amortization of prior service costs	$(10)
Amortization of transition asset	39
Amortization of unrecognized loss	(142)
$(113)

Supplemental Executive Retirement Plan
Net actuarial loss during the period	$149
Amortization of prior service costs	(113)
$36

$(77)
Tax effect	31
Amount included in other comprehensive income, net of tax	$(46)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows (in thousands):

	Pension	SERP
Prior service costs	$10	$113
Net transition asset	(39)	—
Net actuarial loss	142	—
	$113	$113

 401(K) Profit Sharing Plan

The First United Bank & Trust 401(k) Profit Sharing Plan (“the 401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code.  The 401(k) Plan covers substantially all employees of the Bank and its affiliates.  Eligible employees can elect to contribute to the plan through payroll deductions.  The first 1% of contributions of an employee’s base salary are matched at 100% and the next 5% are matched on a 50% basis by the Corporation.  Expense charged to operations for the 401(k) Plan was $.5 million, $.3 million, and $.5 million in 2008, 2007 and 2006, respectively.

12.           Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits.  During 2008, the daily average amount of these required reserves was approximately $1.6 million.

[68]

13.           Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  At December 31, 2008, the Bank could have paid additional dividends of $15.0 million to the Corporation without regulatory approval.

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

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition at December 31 are as follows (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$18,423	$18,423	$24,316	$24,316
Interest bearing deposits in banks	882	882	1,486	1,486
Investment securities	354,595	354,595	304,908	304,908
Federal Home Loan Bank stock	13,933	13,933	9,863	9,863
Loans, net	1,120,199	1,125,029	1,035,962	1,037,567
Accrued interest receivable	7,713	7,713	7,478	7,478

Financial Liabilities:
Deposits	1,222,889	1,229,834	1,126,552	1,127,172
Borrowed funds	327,898	346,110	233,563	237,428
Accrued interest payable	4,295	4,295	5,651	5,651
Off Balance Sheet Financial Instruments	—	—	—	—

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents:  The carrying amounts as reported in the statement of financial condition for cash and due from banks approximate their fair values.

[69]

Interest-bearing deposits in banks:  The carrying amount of interest-bearing deposits approximates their fair values.

Investment securities: The Corporation measures fair values of its investments based on the Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Corporation measures fair values based on the fair value hierarchy established in SFAS 157.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of inputs that may be used to measure fair value under SFAS 157 are as follows:

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows;

		Fair Value Measurements at December 31, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$354,595	$—	$330,329	$24,266
Impaired loans¹	$11,760			$11,760
Foreclosed Real Estate	$2,424			$2,424

¹ The impaired loans fair value consists of the impaired loans with a valuation allowance balance of $16,519 net of the $4,759 valuation allowance.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

FASB Staff  Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3),  was issued on October 10, 2008 and is effective for current and prior periods.  The objective of FSP 157-3 is to clarify FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and to illustrate key considerations that may be used to determine the fair value of a financial asset when the market for that asset is not active.  The Corporation believes that its valuation techniques are appropriate and consistent with other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair value at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table above which are measured on a recurring basis as of December 31, 2008.

[70]

Investments available-for-sale – The fair value of investments available-for-sale was determined using a market approach.  As of December 31, 2008, Level 2 investment securities available-for-sale included U.S. Government Agencies and mortgage backed securities, private label mortgage backed securities and municipal bonds which are not as actively traded.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which are obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The level 3 investments consisted of Preferred Term Securities supported by Trust Preferred Securities which are issued primarily by financial institutions and insurance companies.  The Corporation obtained fair values for these securities from an experienced independent third party pricing provider, Moody’s Analytics.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations

At December 31, 2008, the Bank owned 26 pooled Preferred Term Securities with a par value of $72.7 million and a fair value of $24.3 million.  Management has determined that the market for these securities is currently inactive.  We reached this determination based on a significant decline in the trading volume of these securities relative to historical levels. The market for Preferred Term Securities is virtually non-existent at this time.  There were no new pooled trust preferred issuances during 2008 and trading activity for this class of securities (buy side) shows total quarterly trades in 2008 at 116, 44, ten and four, respectively.  The trading volume has declined from a high of $376 million in the first quarter of 2007 to $1 million in the quarter ended December 31, 2008.  In management’s opinion, this is clearly indicative of an inactive and inefficient market leading to the depressed pricing on these securities.  Observable prices for these securities are available based upon broker models and these inputs have been considered in Moody’s pricing models.  However, the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008.  Accordingly, our Preferred Term Securities will be classified within Level 3 of the fair value hierarchy because we determined that significant adjustments are required to determine fair value at the measurement date.

In determining the fair value of the securities, Moody’s Analytics utilized an income valuation approach (present value technique) which maximizes the use of observable inputs and minimizes the use of unobservable inputs.  This approach is more indicative of fair value than the market approach that has been used historically, and involves several steps.  The credit quality of the collateral was estimated using the average probability of default values for each underlying issuer, adjusted for credit ratings.  The default probabilities also considered the potential for correlation among issuers within the same industry, such as banks with other banks.  The loss given default was assumed to be 95%, allowing for a 5% recovery of collateral.  The cash flows for the securities were forecast for the underlying collateral and applied to each tranche in the structure to determine the resulting distribution among the securities.  These expected cash flows were then discounted to calculate the present value of the security.  The effective discount rates Moody’s utilized for the various securities in the present value calculation ranged from 6.78% to 34.97% and are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions.   Moody’s Analytics modeled the calculations in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.  Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Impaired loans – Loans included in the preceding table are those that are accounted for under FASB Statement No. 114 (SFAS 114), “Accounting by Creditors for Impairment of a Loan”, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114.

Foreclosed real estate – Fair value of foreclosed assets was based on independent third party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the approximate geographic area.

[71]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the year ended December 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Dollars in Thousands)
	Investments Securities Available for Sale	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2008	$67,308	$6,814	$825
Total gains/(losses) realized/unrealized:
Included in other comprehensive loss	(43,042)	—	—
Sales	—	—	(425)
Payments/maturities/credits	—	(6,321)	—
Properties/loans added	—	11,267	2,024
Ending balance December 31, 2008	$24,266	$11,760	$2,424

Federal Home Loan Bank stock:  The carrying value of Federal Home Loan stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans:  For variable rate loans and leases that reprice frequently or “in one year or less,” and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

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

Off-Balance-Sheet Financial Instruments:  In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit.  The Corporation expects most of these commitments to expire without being drawn upon, therefore the commitment amounts do not necessarily represent future cash requirements.  Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments.  The Corporation did not have any derivative financial instruments at December 31, 2008 or 2007.

[72]

16.   Parent Company Only Financial Information

Condensed Statements of Financial Condition (in thousands)

	December 31
	2008	2007
Assets
Cash	$482	$1,486
Investment securities	1,236	1,216
Investment in bank subsidiary	88,346	121,632
Investment in non-bank subsidiaries	13,247	11,923
Other assets	7,586	6,919
Total Assets	$110,897	$143,176

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$1,180	$1,348
Dividends payable	1,098	1,234
Junior subordinated debt	35,929	35,929
Shareholders’ equity	72,690	104,665
Total Liabilities and Shareholder’s Equity	$110,897	$143,176

Condensed Statements of Income (in thousands)

	Year Ended December 31
	2008	2007	2006
Income:
Dividend income from bank subsidiary	$8,192	$7,912	$5,819
Other income	(34)	299	284
Total Income	8,158	8,211	6,103

Expenses:
Interest expense	2,175	2,384	2,355
Other expenses	(10)	169	142
Total Expenses	2,165	2,553	2,497

Income before income taxes and equity in undistributed net income of subsidiaries	5,993	5,658	3,606
Equity in undistributed net income of subsidiaries:
Bank	2,054	5,790	8,124
Non-bank	824	1,345	847

Net Income	$8,871	$12,793	$12,577

[73]

Condensed Statements of Cash Flows (in thousands)

	Year Ended December 31
	2008	2007	2006
Operating Activities
Net Income	$8,871	$12,793	$12,577
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(2,878)	(7,135)	(8,971)
Decrease (increase) in other assets	(667)	124	1,208
Increase (decrease) in accrued interest payable and other liabilities	(168)	(122)	138
Stock Compensation	149	-	-
Increase (decrease) in dividends payable	(136)	65	6

Net cash provided by operating activities	5,171	5,725	4,958

Investing Activities
Proceeds from investment maturities	(20)	—	9
Net investment in subsidiaries	(352)	(988)	(1,281)

Net cash used in investing activities	(372)	(988)	(1,272)

Financing Activities
Cash dividends	(4,774)	(4,796)	(4,662)
Proceeds from issuance of common stock	362	476	502
Repurchase of Common Stock	(1,391)	(524)	—

Net cash provided by (used in) financing activities	(5,803)	(4,844)	(4,160)
Decrease in cash and cash equivalents	(1,004)	(107)	(474)
Cash and cash equivalents at beginning of year	1,486	1,593	2,067

Cash and cash equivalents at end of year	$482	$1,486	$1,593

17.           Subsequent Event

On January 30, 2009, pursuant to the U.S. Department of Treasury’s TARP Capital Purchase Program, the Corporation issued the following securities to the initial selling security holder for an aggregate consideration of $30,000,000:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share; and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, for an exercise price of $13.79 per share.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.  The operative documents relating to this transaction have been filed with the U.S. Securities and Exchange Commission and are referenced as Exhibits 4.1 through 4.4 to this annual report.

[74]

18.   Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Interest income	$23,858	$23,851	$23,777	$23,730
Interest expense	11,829	10,627	10,576	10,011
Net interest income	12,029	13,224	13,201	13,719
Provision for loan losses	1,387	966	4,217	6,355
Other income	3,941	4,493	3,778	3,554
Gains (losses) on securities	399	77	-	(2,473)
Other expenses	10,354	10,651	9,976	9,592
Income (loss) before income taxes	4,628	6,177	2,786	(1,147)
Applicable income taxes	1,493	2,063	921	(904)

Net income (loss)	$3,135	$4,114	$1,865	$(243)

Earnings (loss) per share	$.51	$.68	$.30	$(.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Interest income	$21,418	$22,841	$24,262	$25,044
Interest expense	11,353	11,947	13,021	13,010
Net interest income	10,065	10,894	11,241	12,034
Provision for loan losses	163	367	790	992
Other income	3,872	4,117	4,063	4,645
Gains (losses) on securities	(1,511)	(99)	0	5
Other expenses	9,243	9,836	9,626	9,770
Income before income taxes	3,020	4,709	4,888	5,922
Applicable income taxes	959	1,504	1,333	1,950

Net income	$2,061	$3,205	$3,555	$3,972

Earnings per share	$.34	$.52	$.58	$.64

[75]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2008 was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO.  Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2008, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2008.  Management’s report on the Corporation’s internal control over financial reporting and the related attestation report of the Corporation’s registered public accounting firm are included on the following pages.

[76]

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective.

Beard Miller Company LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the year ended December 31, 2008, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

[77]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited First United Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First United Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of First United Corporation, and our report dated March 4, 2009, expressed an unqualified opinion.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Pittsburgh, Pennsylvania
March 4, 2009

[78]

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

All other information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the Corporation’s equity compensation plans required by this item is incorporated herein by reference to Item 5 of Part II of this annual report.  All other information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

[79]

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are shown on the Exhibit List that follows the signatures to this annual report, which Exhibit List is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Dated: March 2, 2009	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
(William B. Grant) Director, Chief Executive Officer	(David J. Beachy) Director—March 2, 2009
March 2, 2009

/s/ M. Kathryn Burkey	/s/ Faye E. Cannon
(M. Kathryn Burkey) Director—March 2, 2009	(Faye E. Cannon) Director—March 2, 2009

/s/ Paul Cox, Jr.	/s/ Raymond F. Hinkle
(Paul Cox, Jr.) Director—March 2, 2009	(Raymond F. Hinkle) Director—March 2, 2009

/s/ Robert W. Kurtz	/s/ John W. McCullough
(Robert W. Kurtz) Director, President and Chief	(John W. McCullough) Director—March 2, 2009
Risk Officer—March 2, 2009

/s/ Elaine L. McDonald	/s/ Donald E. Moran
(Elaine L. McDonald) Director—March 2, 2009	(Donald E. Moran) Director—March 2, 2009

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
(Carissa L. Rodeheaver) EVP & Chief Financial Officer-	(Gary R. Ruddell) Director—March 2, 2009
March 2, 2009

/s/ I. Robert Rudy	/s/ Richard G. Stanton
(I. Robert Rudy) Director—March 2, 2009	(Richard G. Stanton) Director – March 2, 2009

/s/ Robert G. Stuck	/s/ H. Andrew Walls, III
(Robert G. Stuck) Director—March 2, 2009	(H. Andrew Walls, III) Director—March 2, 2009

[80]

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated By-Laws (filed herewith)

3.2(ii)	First Amendment to Amended and Restated Bylaws (filed herewith)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (filed herewith)

4.1
Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between the Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed on February 2, 2009)

4.2
Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 of the Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 8-K filed on February 2, 2009)

10.1
First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K filed on February  21, 2007)

10.2	Amended and Restated SERP Agreement with William B. Grant (incorporated by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.3
Form of Amended and Restated SERP Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.6 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.4
Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5
Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7
Form of Change in Control Severance Plan Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.8	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to the Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.10	Restricted Stock Agreement for William B. Grant (incorporated by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.11
Form of Restricted Stock Agreement for Executive Officers other than the Chief Executive Officer (incorporated by reference to Exhibit 10.3 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.12	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

21	Subsidiaries of the Corporation, incorporated by reference to the list of subsidiaries in the discussion entitled “General” in Item 1 of Part I of this Annual Report on Form 10-K.

[81]

23.1	Consent of Beard Miller Company LLP (filed herewith)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

[82]