Form 10-Q
period 2009-03-31
FIRST UNITED CORP/MD/
filed 2009-05-11
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
 SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,122,410 shares of common stock, par value $.01 per share, as of April 30, 2009.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$47,066	$18,423
Interest-bearing deposits in banks	16,165	882
Cash and cash equivalents	63,231	19,305
Investment securities - trading (at fair value)	19	-
Investment securities - available-for-sale (at fair value)	334,888	354,595
Federal Home Loan Bank stock, at cost	13,863	13,933
Loans	1,123,206	1,134,546
Allowance for loan losses	(13,285)	(14,347)
Net loans	1,109,921	1,120,199
Premises and equipment, net	31,291	31,124
Goodwill and other intangible assets, net	16,113	16,322
Bank owned life insurance	29,880	29,743
Deferred tax assets	36,082	31,407
Accrued interest receivable and other assets	20,281	22,476

Total Assets	$1,655,569	$1,639,104

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$123,027	$107,749
Interest-bearing deposits	1,100,488	1,115,140
Total deposits	1,223,515	1,222,889
Short-term borrowings	42,330	50,495
Long-term borrowings	277,140	277,403
Accrued interest payable and other liabilities	14,299	14,529
Dividends payable	1,223	1,098
Total Liabilities	1,558,507	1,566,414

Shareholders' Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1 liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on March 31, 2009 (discount of $304 and $0, respectively)	29,696	-
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,122 shares at March 31, 2009 and 6,113 shares at December 31, 2008	61	61
Surplus	21,007	20,520
Retained earnings	94,116	93,092
Accumulated other comprehensive loss	(47,818)	(40,983)
Total Shareholders' Equity	97,062	72,690

Total Liabilities and Shareholders' Equity	$1,655,569	$1,639,104

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Interest income
Interest and fees on loans	$17,573	$18,954
Interest on investment securities:
Taxable	3,859	3,878
Exempt from federal income tax	957	847
Total investment income	4,816	4,725
Other	(16)	179
Total interest income	22,373	23,858
Interest expense
Interest on deposits	5,549	9,116
Interest on short-term borrowings	75	335
Interest on long-term borrowings	2,923	2,378
Total interest expense	8,547	11,829
Net interest income	13,826	12,029
Provision for loan losses	2,049	1,387
Net interest income after provision for loan losses	11,777	10,642
Other operating income
Service charges	1,315	1,447
Trust department	830	1,032
Total other-than-temporary security impairment losses	(3,342)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	2,592	—
Net security impairment losses recognized in earnings	(750)	—
Securities losses - trading	(367)	—
Securities gains	42	399
Insurance commissions	723	551
Bank owned life insurance	137	264
Other income	660	647
Total other operating income	2,590	4,340
Other operating expenses
Salaries and employee benefits	5,899	5,784
Occupancy, equipment and data processing	2,051	1,906
Other expense	3,036	2,664
Total other operating expenses	10,986	10,354
Income before income taxes	3,381	4,628
Applicable income taxes	1,002	1,493
Net Income	$2,379	$3,135
Accumulated preferred stock dividends and discount accretion	(259)	—
Net Income Available to Common Shareholders	$2,120	$3,135
Basic net income per common share	$.35	$.51
Diluted net income per common share	$.35	.51
Dividends per common share	$.20	$.20
Weighted average number of common shares outstanding	6,101	6,127

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
         (dollars in thousands, except per share data)
	Capital Stock	Preferred Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2008	$61	$-	$21,400	$88,859	$(5,655)	$104,665

Comprehensive income:
Net income for the year				8,871		8,871
Unrealized loss on securities available-for- sale, net of income taxes of $20,748					(30,660)	(30,660)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $2,784					(4,668)	(4,668)
Comprehensive loss						(26,457)
Issuance of 25,814 shares of common stock under dividend reinvestment plan			362			362
Repurchase of common stock			(1,391)			(1,391)
Stock based compensation			149			149
Cash dividends declared - $.80 per share				(4,638)		(4,638)

Balance at December 31, 2008	$61	$-	$20,520	$93,092	$(40,983)	$72,690

Comprehensive income:
Net income for the quarter				2,379		2,379
Unrealized loss on securities available-for- sale, net of income taxes of $4,623					(6,832)	(6,832)
Unrealized loss on securities available-for-sale related to impairment charges, net of income taxes of $2					(3)	(3)
Comprehensive loss						(4,456)
Issuance of 9,470 shares of common stock under dividend reinvestment plan			125			125
Stock based compensation			49			49
Preferred stock issued pursuant to TARP – 30,000 shares		29,687				29,687
Preferred stock discount accretion		9		(9)		-
Warrants issued pursuant to TARP			313			313
Cash dividends declared - $.20 per share				(1,346)		(1,346)

Balance at March 31, 2009	$61	$29,696	$21,007	$94,116	$(47,818)	$97,062

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(in thousands)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Operating activities
Net income	$2,379	$3,135
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	2,049	1,387
Depreciation	677	694
Stock compensation	49	—
Amortization of intangible assets	209	171
Loss on other real estate owned	78	—
Net amortization and (accretion) of investment securities discounts and premiums	32	(36)
Other-than-temporary-impairment loss	750	—
Loss (gain) on investment securities	325	(399)
Decrease(increase) in accrued interest receivable and other assets	1,853	(1,916)
Increase in deferred tax assets	(49)	(4)
(Decrease) increase in accrued interest payable and other liabilities	(230)	2,325
Earnings on bank owned life insurance	(137)	(264)
Net cash provided by operating activities	7,985	5,093
Investing activities
Proceeds from maturities of investment securities available-for-sale	31,018	33,187
Proceeds from sales of investment securities available-for-sale	18,891	10,264
Purchases of investment securities available-for-sale	(42,789)	(123,657)
Proceeds from sales of other real estate owned	264	—
Net decrease (increase) in loans	8,229	(12,283)
Net decrease (increase) in FHLB stock	70	(3,812)
Purchases of premises and equipment	(844)	(772)
Net cash used in investing activities	14,839	(97,073)
Financing activities
Net (decrease) increase in short-term borrowings	(8,165)	34,041
Payments on long-term borrowings	(263)	(262)
Proceeds from long-term borrowings	—	40,000
Net increase in deposits	626	19,526
Proceeds from issuance of preferred stock and warrants	30,000	—
Cash dividends paid	(1,221)	(1,226)
Proceeds from issuance of common stock	125	115
Stock repurchase	—	(444)
Net cash provided by financing activities	21,102	91,750
Increase (decrease) in cash and cash equivalents	43,926	(230)
Cash and cash equivalents at beginning of the year	19,305	25,802
Cash and cash equivalents at end of period	$63,231	$25,572
Supplemental information
Interest paid	$9,453	$12,171
Non-cash Investing Activities:
Transfers from loans to other real estate owned	$431	$—

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year or for any other interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2009 presentation.  Such reclassifications had no impact on net income.

Note B – Earnings per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding non-vested employee stock awards and the outstanding warrant as well as any adjustment to income that would result from the assumed issuance. The number of potential shares issued was determined using the treasury stock method.  The outstanding warrant did not have a dilutive effect under the treasury stock method because the average market price of the common stock ($9.81 per share) during the period did not exceed the exercise price of the warrant ($13.79 per share).
.
The following table sets forth the calculation of basic and diluted earnings per common share:

	March 31, 2009			March 31, 2008
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net income	$2,379			$3,135
Accumulated preferred stock dividends	(250)			0
Discount accretion on preferred stock	(9)			0
Net income available to common shareholders	$2,120	6,101	$.35	$3,135	6,127	$.51

Diluted Earnings per share:
Net income available to common shareholders	$2,120	6,101	$.35	$3,135	6,127	$.51
Non-vested Employee Stock Award		18
Diluted net income available to common shareholders	$2,120	6,119	$.35	$3,135	6,127	$.51

Note C – Investments

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values (See Note F) as investment securities – trading, with changes in fair value reported in earnings.  Interest and dividends on trading securities are included in interest income from investments.

Securities available-for-sale: Securities classified as available-for-sale are stated at their fair value (See Note F), with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.   The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances that are beyond the control of the Corporation.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2 (“FSP No. FAS 115-2 and FAS 124-2”) Recognition and Presentation of Other-Than-Temporary Impairments, which was early adopted effective March 31, 2009, management must assess whether (a) it has the intent to sell the security and (b) if  it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  If neither apply, declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive loss.  Further discussion about FSP No. FAS 115-2 and FAS 124-2 and its application can be found in the “Investments” section of  Management's Discussion and Analysis of Financial Condition and Results of Operations .  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security,  (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.

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

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$9,950	$(55)	$14,663	$(337)
Residential Mortgage-backed securities	382	(2)	37,769	(11,395)
Obligations of states and political subdivisions	48,227	(981)	7,338	(516)
Collateralized debt obligations	—	—	10,203	(59,226)
	$58,559	$(1,038)	$69,973	$(71,474)

	December 31, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government and agencies	$19,822	$(178)	$—	$—
Residential Mortgage-backed securities	38,229	(9,942)	3,216	(1,188)
Obligations of states and political subdivisions	66,735	(2,781)	3,632	(315)
Collateralized debt obligations	2,159	(5,393)	21,724	(40,665)
	$126,945	$(18,294)	$28,572	$(42,168)

U.S. Government Agencies – The unrealized losses on the Corporation’s investments in U.S. government agencies are attributable to the lower interest rate environment and call features associated with the securities with premiums paid at the time of purchase.  All of these securities are of the highest investment grade.  The fair value of one security has been less than amortized cost for over 12 months and two securities have been impaired for less than 12 months.  Contractually, the issuer is not permitted to settle the securities at a price less than the amortized cost basis of the individual investments.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Residential Mortgage-Backed Securities - The residential mortgage-backed securities are in an unrealized loss position of $11.4 million at March 31, 2009.  Nine of the securities are private label mortgage-backed securities and have been in an unrealized loss position for 12 months or more.  These securities are reviewed for factors such as loan to value ratio, credit support levels, FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  All of the securities continue to demonstrate adequate collateral coverage ratios to support the Corporation’s investment.  The Corporation purchased all of these securities at a discount relative to their face amount.  One federal agency mortgage-backed security has been in an unrealized loss position for less than 12 months.  The cash flows of this bond are guaranteed by the Federal Home Loan Mortgage Corporation, an agency of the U.S. government.  All of these securities were of the highest investment grade at the time of purchase although two have been downgraded to one level below investment grade currently. All of these securities continue to perform as expected at the time of purchase.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were in an unrealized loss position of $1.5 million at March 31, 2009.  Ten securities carried a fair value less than amortized cost basis for over 12 months and 78 bonds have been in an unrealized loss position for less than 12 months (76 for two months or less).  All of the Corporation’s investments in states and other political subdivisions are of investment grade as determined by the major rating agencies.  This portfolio is well-diversified throughout the United States and all bonds continue to perform according to contractual agreement.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Collateralized Debt Obligations - The total $59.2 million in unrealized losses reported for collateralized debt obligations at March 31, 2009 relates to 24 trust preferred securities.  See Note F for management’s methods used to determine the fair value of these securities and the Investments section of Management’s Discussion and Analysis of Continuing Operations for a full discussion of the other-than-temporary analysis performed on this portfolio.  Based upon a review of credit quality and the cash flow tests performed, management determined that one of the Corporation’s collateralized debt obligations was other-than-temporarily impaired.   As a result of this assessment, the Corporation recorded a $750,000 other-than-temporary impairment loss on this security as of March 31, 2009.  The unrealized losses on the remaining investment securities are primarily attributable to factors such as changes in market interest rates, marketability, liquidity and the current economic environment.

Note D – Interest-bearing Deposits in Other Banks

Interest-bearing deposits in banks, which represents funds invested at a correspondent bank, is carried at fair value and, as of March 31, 2009 and December 31, 2008, consists of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta.

	March 31, 2009	December 31, 2008

FHLB Daily investments, interest rate of .10% (at March 31, 2009)	$16,165	$882

Note E - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of a correspondent bank, is carried at cost and, as of March 31, 2009 and December 31, 2008, consists of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta and Atlantic Central Bankers Bank.

Management evaluates the restricted stock for impairment in accordance with FASB Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

On March 25, 2009, the Federal Home Loan Bank (“FHLB”) of Atlanta announced that it will not pay a dividend for the fourth quarter of 2008.  The decision is based on the FHLB of Atlanta’s conservative financial management approach during this period of extended volatility in the financial markets.  The FHLB of Atlanta also announced that it will no longer provide dividend guidance prior to the end of each quarter due to the ongoing uncertainty in the financial markets.

Management believes that no impairment charge in respect of the restricted stock is necessary as of March 31, 2009.

Note F – Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. As required, the following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Fair value is best determined by values quoted through active trading markets.  Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers.  Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques as described below.  As a result, the Corporation’s ability to actually realize these derived values cannot be assumed.

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

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$47,066	$47,066	$18,423	$18,423
Interest bearing deposits in banks	16,165	16,165	882	882
Investment securities	334,907	334,907	354,595	354,595
Federal Home Loan Bank stock	13,863	13,863	13,933	13,933
Loans, net	1,109,921	1,116,786	1,120,199	1,125,029
Accrued interest receivable	7,438	7,438	7,713	7,713

Financial Liabilities:
Deposits	1,223,515	1,231,079	1,222,889	1,229,834
Borrowed funds	319,470	335,612	327,898	346,110
Accrued interest payable	3,374	3,374	4,295	4,295
Off Balance Sheet Financial Instruments	—	—	—	—

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

Investment securities: The Corporation measures fair values of its investments based on the FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  The Corporation measures fair values based on the fair value hierarchy established in SFAS 157.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of inputs that may be used to measure fair value under SFAS 157 are as follows:

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at March 31, 2009 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 03/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities - trading	$19		$—	$19
Investment securities available-for-sale:
U.S. Government Agencies	$107,326		$107,326	$—
Residential Mortgage-backed securities	$116,337		$116,337	$—
Obligations of states and political subdivisions	$101,022		$101,022	$—
Collateralized debt obligations	$10,203		$—	$10,203
Impaired loans¹	$6,778			$6,778
Foreclosed Real Estate	$2,513			$2,513

¹ The impaired loans fair value consists of the total impaired loans balance of $9,196 net of the $2,418 valuation allowance.

		Fair Value Measurements at December 31, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agencies	$113,645		$113,645	$—
Residential Mortgage-backed securities	$123,199		$123,199	$—
Obligations of states and political subdivisions	$93,485		$93,485
Collateralized debt obligations	$24,266			$24,266
Impaired loans¹	$11,760			$11,760
Foreclosed Real Estate	$2,424			$2,424

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

FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, was issued on October 10, 2008 and is effective for current and prior periods.  The objective of FSP 157-3 is to clarify FASB Statement No. 157, Fair Value Measurements, in a market that is not active and to illustrate key considerations that may be used to determine the fair value of a financial asset when the market for that asset is not active.

In April 2009, FASB  issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”).  This standard provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP No. FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB Statement No. 157.

FSP No. FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP No. FAS 157-4 must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2 and FAS 124-2”).  The Corporation has elected to early adopt this standard for its March 31, 2009 financial statements.

The Corporation believes that its valuation techniques are appropriate and consistent with other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair value at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table above which are measured on a recurring and non-recurring basis as of March 31, 2009.

Investments held for trading – The fair value of investments held for trading was determined using a market approach. The level 3 investments consisted of two trust preferred securities, which are preferred term securities issued by trust subsidiaries of financial institutions and insurance companies and collateralized by junior subordinated debentures issued to those trusts by the parent institution. These securities were deemed to be other-than-temporarily impaired at December 31, 2008 and were moved to trading during the first quarter of 2009.  The Corporation obtained fair values for these securities from an experienced independent third-party pricing provider, Moody’s Analytics.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations in accordance with proper accounting guidance.  A full explanation of the pricing methodology used by Moody’s Analytics is presented in the next section, under Investments available for sale.

Investments available for sale – The fair value of investments available-for-sale was determined using a market approach.  As of March 31, 2009, Level 2 investment securities available-for-sale included U.S. Government Agencies and residential mortgage backed securities, private label residential mortgage backed securities and municipal bonds which are not as actively traded.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which are obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The Level 3 investments consisted of trust preferred securities.  The Corporation obtained fair values for these securities from Moody’s Analytics.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations in accordance with proper accounting guidance.

At March 31, 2009, the Bank owned 24 pooled trust preferred securities with a par value of $69.4 million and a fair value of $10.2 million. Based upon application of FSP No. FAS 157-4, management has determined that there has been a significant decrease in the volume and level of activity in these securities.  There are few recent transactions in the market for these securities relative to historical levels.  The market for trust preferred securities is virtually non-existent at this time.  There were no new pooled trust preferred issuances during 2008 or during the first quarter of 2009 and trading activity for this class of securities (buy side) shows only three total trades during the first quarter of 2009 compared to a high of 116 trades in the first quarter of 2008. The volume has declined from a high of $376 million in the first quarter of 2007 to only $1.2 million during the first quarter of 2009.  Price quotations are clearly indicative of distressed trades and vary significantly from prices achieved during an active market.  Based on the estimate of the issuing institutions’ cash flows and all available market data and nonperformance risk, there is a significant increase in the implied liquidity risk premiums and yields on the securities.  This has led to a wide bid-ask spread as buyers for the securities are seeking fire-sale prices and owners of the securities are not willing to accept such pricing.

Observable prices for these securities are available based upon broker models and these inputs have been considered in the pricing models used by Moody’s Analytics.  However, the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009.  Accordingly, the trust preferred securities portion of the Corporation’s investment portfolio will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments are required to determine fair value at the measurement date.

In determining the fair value of the securities, Moody’s Analytics utilized an income valuation approach (present value technique) which maximizes the use of observable inputs and minimizes the use of unobservable inputs.  This approach is more indicative of fair value than the market approach that has been used historically, and involves several steps.  The credit quality of the collateral was estimated using the average probability of default values for each underlying issuer, adjusted for credit ratings.  The default probabilities also considered the potential for correlation among issuers within the same industry, such as banks with other banks.  The loss given default was assumed to be 95%, allowing for a 5% recovery of collateral.  Management elected to utilize the option assuming that there were no defaults or deferrals for a two-year time period for those banks who have publicly announced participation in the Treasury’s Capital Purchase Program. The cash flows for the securities were forecast for the underlying collateral and applied to each tranche in the structure to determine the resulting distribution among the securities.  These expected cash flows were then discounted to calculate the present value of the security.  The effective discount rate utilized by Moody’s Analytics for the various securities in the present value calculation was the three-month LIBOR plus 200 basis points (a risk free rate plus a premium for illiquidity).  The resulting prices are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions.   Moody’s Analytics modeled the calculations in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.  Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Impaired loans – Loans included in the table below are those that are accounted for under FASB Statement No. 114 (“SFAS 114”), Accounting by Creditors for Impairment of a Loan, for which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balance less its valuation allowance as determined under SFAS 114.

Foreclosed real estate – Fair value of foreclosed assets was based on independent third party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the approximate geographic area.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the three months ended March 31, 2009:

	Fair Value Measurements Using Significant Unobservable inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities - Trading	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2009	$24,266	$—	$11,760	$2,424
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(750)	(367)
Included in other comprehensive loss	(12,927)	—	—	—
Purchases, issuances, and settlements	—	—
Transfers from Available for Sale to Trading	(386)	386
Transfers in and/or out of Level 3	—	—
Sales	—	—	—	(264)
Payments/credits	—	—	(6,920)	(78)
Properties/loans added	—	—	1,938	431
Ending balance March 31, 2009	$10,203	$19	$6,778	$2,513

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(750)	$(367)	—	—

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in the income statement.

Federal Home Loan Bank stock:  The carrying value of FHLB stock approximates fair value based on the redemption provisions of that stock.

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

Borrowed funds: The fair value of the Corporation’s FHLB borrowings and junior subordinated debt is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings with similar remaining maturities.  The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

Accrued Interest:  The carrying amount of accrued interest receivable and payable approximates their fair values.

Off-Balance-Sheet Financial Instruments:  In the normal course of business, the Corporation makes commitments to extend credit and issues standby letters of credit.  The Corporation expects most of these commitments to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements.  Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments.  The Corporation did not have any derivative financial instruments at March 31, 2009 or December 31, 2008.

Note G – Comprehensive Loss

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive loss.  Other comprehensive loss consists of the changes in unrealized gains (losses) on investment securities available-for-sale and pension obligations. Total comprehensive loss (which consists of net income available to common shareholders plus other comprehensive loss) was ($4.5) million and ($934,000) for the three months ended March 31, 2009 and 2008, respectively.

Note H – Junior Subordinated Debentures

In March 2004, the Corporation formed two Connecticut statutory business trusts, First United Statutory Trust I and First United Statutory Trust II (collectively, the “Trusts”), for the purpose of selling $30.9 million of mandatorily redeemable preferred securities to third party investors.  The Trusts used the proceeds of their sales of preferred securities to purchase an equal amount of junior subordinated debentures from the Corporation, as follows:

$20.6 million—6.02% fixed rate for five years payable quarterly, converting to floating rate based on three-month LIBOR plus 275 basis points, maturing in 2034, redeemable five years after issuance at the Corporation’s option.  This fixed rate will convert to a floating rate in June 2009.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (4.06% at March 31, 2009) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note I – Borrowed Funds

           The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	March 31, 2009	December 31, 2008
Short-term advances,
Daily borrowings, interest rate of .46% at December 31, 2008	$0	$8,500
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of .68% and 1.33%, respectively	42,330	41,995
	$42,330	$50,495

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at March 31, 2009	$241,211	$241,474
Junior subordinated debentures, bearing interest at rates ranging from 4.06% to 6.02% at March 31, 2009	35,929	35,929
	$277,140	$277,403

The long-term FHLB advances are secured by loans collateralized by 1-4 family mortgages and securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):
	March 31 December 31
	2009	2008

Due in 2009	13,750	14,000
Due in 2010	31,000	31,000
Due in 2011	51,000	51,000
Due in 2012	44,250	44,250
Due in 2013	—	—
Thereafter	137,140	137,153
Total long-term debt	$277,140	$277,403

Note J – Preferred Stock

On January 30, 2009, pursuant to the Treasury’s TARP Capital Purchase Program, the Corporation issued the following securities to Treasury for an aggregate consideration of $30,000,000:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share (the “Series A Preferred Stock”); and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, for an exercise price of $13.79 per share.  The proceeds from this transaction qualify as Tier 1 capital and the warrant qualifies as tangible common equity.  The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, the Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.50 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Corporation from such offerings.  Notwithstanding the foregoing, however, the Corporation may redeem any shares of Series A Preferred Stock held by the Treasury at any time.  Any redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 30, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the terms of the Series A Preferred Securities prohibit the Corporation from increasing its quarterly cash dividend paid on common stock above $0.20 per share or repurchasing any shares of common stock or other capital stock or equity securities or trust preferred securities without the consent of the U.S. Treasury Department (Treasury).  Accordingly, the Corporation’s previously-announced common stock repurchase plan was suspended effective January 30, 2009.

Note K - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, the Supplemental Executive Retirement Plan of First United Bank & Trust, the Corporation’s wholly-owned trust company subsidiary (the “Bank”), and their related components:

Pension	For the three months ended March 31
(In thousands)	2009	2008
Service cost	$202	$231
Interest cost	304	316
Expected return on assets	(425)	(585)
Amortization of transition asset	(10)	(10)
Recognized loss	155	35
Prior service cost	3	3
Net pension expense included in employee benefits	$229	$(10)

SERP	For the three months ended March 31
(In thousands)	2009	2008
Service cost	$33	$30
Interest cost	57	46
Recognized loss	—	2
Prior service cost	32	28
Net pension expense included in employee benefits	$122	$106

The Corporation’s contribution to the pension plan in 2009 is dependent upon market conditions and a full evaluation of the plan.  The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

Note L - Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors totaling up to 185,000 shares.

On June 18, 2008, the Board of Directors of the Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of the Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  These performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

As of March 31, 2009, a total of 18,519 shares had been granted to executive management under the LTIP at a fair market price of $19.02.  These grants were made in June 2008.  These shares will be vested at December 31, 2011 if the Corporation meets or exceeds certain performance measures.  In conjunction with the adoption of the LTIP, the Corporation adopted Statement of Financial Accounting Standards No. 123(R), Accounting for Share-Based Payments.  SFAS No. 123 (R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).

It must be noted, however, that the recently-enacted American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program that was adopted by the U.S. Department of the Treasury (the “Treasury”).  The Recovery Act generally limits bonuses and incentive compensation to certain grants of long-term restricted stock, but any compensation covered by a written employment contract that was created on or before February 11, 2009 is excluded from the restriction.  The Recovery Act requires Treasury to adopt rules to implement this restriction.  Accordingly, notwithstanding whether the restricted stock awards granted under the LTIP may vest by their terms, the rules adopted by Treasury (which have yet to be issued) may prohibit the Corporation from paying some or all of those awards.

Stock-based awards were also made to directors totaling 3,738 shares at a fair market price of $18.69 as defined in their annual compensation package. The directors’ shares were vested immediately.

Share-based compensation expense for the three months ended March 31, 2009 was $49,000.  Unamortized share-based compensation expense as of March 31, 2009 is $238,000.   The 18,519 unvested shares are considered in the diluted earnings per share.  There have not been any new grants in 2009.

Note M – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $5.9 million of outstanding standby letters of credit at March 31, 2009 and December 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2009 and December 31, 2008 is material.

Note N – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4.  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP No. FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP No. FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

FSP No. FAS 157-4 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP No. FAS 157-4 must also early adopt FSP No. FAS 115-2 and FAS 124-2.  The Corporation has elected early adoption and application to its March 31, 2009 financial statements.  The financial impact of application of FSP No. FAS 157-4 is discussed above in Note F- Fair Value.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2.  FSP No. FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP No. FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP No. FAS 115-2 and FAS 124-2 must also early adopt FSP No. FAS 157-4.  The Corporation has elected early adoption and application to the Corporation’s March 31, 2009 financial statements.  The financial impact of application of FSP No. FAS 115-2 and FAS 124-2 is discussed in the “Investments” section of  Management's Discussion and Analysis of Financial Condition and Results of Operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1.  This FSB amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP No. FAS 107-1 and APB 28-1 must also early adopt FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2.  The Corporation has elected early adoption and application to its March 31, 2009 financial statements.  The financial impact of application of FSP No. FAS 107-1 and APB 28-1 is discussed above in Note F- Fair Value.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009.  The new pronouncement is not anticipated to have any effect on the Corporation’s consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The new pronouncement is not anticipated to have any effect on the Corporation’s consolidated financial statements

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The new pronouncement does not have any effect on the Corporation’s consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Readers of this report should be aware of the speculative nature of “forward-looking statements.”  Statements that are not historical in nature, including those that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which we operate, and they are not guarantees of future performance.  Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of our loan and investment portfolios; our ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control.  Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations.  These and other risks are discussed in detail in the periodic reports that First United Corporation files with the Securities and Exchange Commission (the “SEC”) (see Item 1A of Part II of this report for further information).  Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, other-than-temporary impairment of investment securities and pension plan assumptions.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management described its critical accounting policies in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  The following discussion updates a critical accounting policy that was contained in the Annual Report on Form 10-K to reflect recent changes in economic conditions.

Other-Than-Temporary Impairment of Investment Securities

Securities available-for-sale:  Securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive loss in shareholders’ equity.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2 (“FSP No. FAS 115-2 and FAS 124-2”), management must assess whether (a) it has the intent to sell the security and (b) if it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  If neither apply, declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  Further discussion about FSP No. FAS 115-2 and FAS 124-2 and its application can be found in the “Investments” section of  Management's Discussion and Analysis of Financial Condition and Results of Operations.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) Adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security,  (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) Failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2008.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2009 and 2008 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	At or For the Three Months
	Ended March 31
	2009	2008
Per Share Data
Basic net income per common share	$.35	$.51
Diluted net income per common share	$.35	$.51
Dividends Declared	$.20	$.20
Book Value	$10.95	$16.69
Significant Ratios
Return on Average Assets (a)	.58%	.82%
Return on Average Equity (a)	9.66%	11.92%
Dividend Payout Ratio	51.23%	37.80%
Average Equity to Average Assets	6.00%	6.90%
Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders for the first three months of 2009 totaled $2.1 million or $.35 per common share, compared to $3.1 million or $.51 per common share for the same period of 2008.  The decrease in net income resulted primarily from a $.7 million other-than-temporary impairment charge, a $.4 million realized loss on the investment portfolio and $.7 million in increased provision expense.  Interest expense on our interest-bearing liabilities decreased $3.3 million due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.  As a result, our net interest income for the first three months of 2009 increased $1.8 million when compared to the same period of 2008 and our net interest margin increased from 3.56% in the first three months of 2008 to 3.83% in the first three months of 2009.  The provision for loan losses was $2.0 million for the three months ended March 31, 2009, compared to $1.4 million for the same period of 2008.  The increased provision is due primarily to specific allocations for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and to increases in the qualitative factors as a result of the current recession and distressed economic environment during 2008 and the first three months of 2009.

Other operating income decreased $1.8 million during the first three months of 2009 when compared to the same period of 2008. This decrease is primarily attributable to the recognition of a $.7 million other-than-temporary impairment charge and a $.4 million realized loss on the investment portfolio.  Trust department income and income earned on bank owned life insurance have also declined as compared to the same time period in 2008 due to decreases in the market values of assets under management and reduced interest rates.  Management has noted a decrease in consumer spending habits as service charge income has shown declines during the quarter.  These declines were offset slightly by increased insurance premium income as a result of acquisitions during 2008.  Operating expenses increased $.6 million in the first three months of 2009 when compared to the same period of 2008 due primarily to increases in personnel expenses as we continue our expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by our insurance agencies.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets.  Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2009 and 2008.

	2009			2008

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Loans	$1,129,772	$17,578	6.31%	$1,045,689	$18,960	7.29%

Investment securities	339,319	5,332	6.37	352,631	5,181	5.91

Other interest earning assets	51,527	(16)	(.13)	12,521	179	5.75

Total earning assets	$1,520,618	22,894	6.11%	$1,410,841	24,320	6.93%

Interest-bearing liabilities

Interest-bearing deposits	$1,136,001	5,549	2.01%	$1,043,135	9,116	3.51%

Short-term borrowings	45,314	75	.67	59,090	335	2.28

Long-term borrowings	277,292	2,923	4.28	200,122	2,378	4.78

Total interest-bearing liabilities	$1,458,607	8,547	2.38%	$1,302,347	11,829	3.65%

Net interest income and spread		$14,347	3.73%		$12,491	3.28%

Net interest margin			3.83%			3.56%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $1.9 million during the first three months of 2009 over the same period in 2008 due to a $3.3 (27.7%) million decrease in interest expense, offset by a $1.4 million (5.9%) decrease in interest income.  The decrease in interest income resulted primarily from a decrease in interest rates on loans during the first three months of 2009 when compared to the first three months of 2008.  As of March 31, 2009, a reversal of approximately $28,000 is reflected in the other interest earning assets.  This reversal was due to the accrual of dividends for “FHLB” stock at a rate of .80% for the fourth quarter of 2008.  The Corporation was notified during the first quarter of 2009 that the Federal Home Loan Bank of Atlanta would not be paying a dividend for the fourth quarter 2008.  The decreases in interest rates throughout 2008 contributed to the decrease in the average rate on our average earning assets of 82 basis points, from 6.93% for the first three months of 2008 to 6.11% for the first three months of 2009 (on a fully tax equivalent basis).

Interest expense also decreased during the first three months of 2009 when compared to the same period of 2008 due to a reduction in interest rates on interest-bearing liabilities.  Average interest-bearing liabilities increased in the first three months of 2009 by $156.3 million when compared to the same time period for 2008, with interest-bearing deposits increasing by approximately $92.9 million.  The effect of the decreasing rate environment throughout 2008, our decision to only increase special pricing for full relationship customers and the short duration of our portfolio resulted in a 127 basis point decrease in the average rate paid on our average interest-bearing liabilities from 3.65% for the three months ended March 31, 2008 to 2.38% for the same period of 2009.

The net result of the aforementioned factors was a 27 basis point increase in the net interest margin during the first three months of 2009 to 3.83% from 3.56% for the same time period of 2008.

Provision for Loan Losses

The provision for loan losses was $2.0 million for the first three months of 2009, compared to $1.4 million for the same period of 2008.  The increase in the provision was in response to the increase in net charge-offs, specific allocations for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and increases in the qualitative factors as a result of the current recession and distressed economic environment during 2008 and the first three months of 2009.  Additional information regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses are discussed in the “Allowance and Provision for Loan Losses” section.

Other Operating Income

Other operating income decreased $1.8 million during the first three months of 2009 when compared to the same period of 2008. The decrease is primarily attributable to the recognition of a $.7 million other-than-temporary impairment charge and a $.4 million realized loss on the investment portfolio.  We also saw decreases in service charge income due to decreased consumer spending. Trust department revenue and income on our bank owned life insurance policies also decreased due to declines in the market values of assets under management and reduced interest rates.  These declines were offset slightly by increased insurance premium income as a result of acquisitions during 2008. The composition of operating income is illustrated in the following table.  For comparative purposes, the securities (losses)/gains of ($1.1) million at March 31, 2009 and securities gain of $.4 million at March 31, 2008 have been excluded from the following table.  However, these amounts are reflected in other operating income on the consolidated statements of income.

	Income as % of Total Other Operating Income
	Three Months ended
	March 31, 2009	March 31,2008
Service charges	36%	37%
Trust department	22%	26%
Insurance commissions	20%	14%
Bank owned life insurance (BOLI)	4%	7%
Other income	18%	16%
	100%	100%

Other Operating Expenses

Other operating expenses increased $.6 million or 6.1% for the three months of 2009 when compared to the three months of 2008.  The increase was due principally to increases in personnel expenses as we continue our expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by our insurance agencies.  The composition of operating expense is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	Three Months ended
	March 31, 2009	March 31,2008
Salaries and employee benefits	54%	56%
Occupancy, equipment and data processing	19%	18%
Other	27%	26%
	100%	100%

Applicable Income Taxes

The effective tax rate for the first three months of 2009 was 30%, compared to 32% for the first three months of 2008.  The effective tax rate for the year-ended December 31, 2008 was 29%.  The slight decrease as compared to the same time period in 2008  is primarily attributable to a decrease in pre-tax income and the increased portion of pre-tax income that is tax-exempt.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.6 billion at March 31, 2009, an increase of $16.5 million since December 31, 2008.  During this time period, gross loans decreased $11.3 million, cash and interest-bearing deposits in banks increased $43.9 million and our investment portfolio decreased $19.7 million.  Total liabilities decreased by approximately $7.9 million during the first three months of 2009, reflecting increases in total deposits of $.6 million and decreases in long-term and short-term borrowings of $.3 million and $8.2 million, respectively.  The increase of $24.4 million in shareholders’ equity is primarily attributable to the $30.0 million raised in January 2009 through the sale of preferred securities to U.S. Department of the Treasury pursuant to its Capital Purchase Program, offset partially by the $6.8 million increase in the accumulated other comprehensive loss due to the unrealized losses in the investment portfolio at March 31, 2009.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	March 31, 2009		December 31, 2008
Commercial	$582.0	52%	$575.9	51%
Residential – Mortgage	400.7	36	403.8	36
Installment	128.9	11	140.2	12
Residential – Construction	11.6	1	14.6	1

Total Loans	$1,123.2	100%	$1,134.5	100%

Comparing loans at March 31, 2009 to loans at December 31, 2008, our loan portfolio has decreased by $11.3 million (1.0%).  Continued growth in commercial loans ($6.1 million) was offset by a decline in our residential mortgage and construction portfolio ($6.1 million) and a decline in our installment portfolio ($11.3 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product.   The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans.  The growth in the commercial portfolio is a result of continuous growth in our new market areas.  At March 31, 2009, approximately 73% of the commercial loan portfolio was collateralized by real estate, compared to 74% at December 31, 2008.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(Dollars in thousands)	March 31, 2009	December 31, 2008
Non-accrual loans	$38,176	$24,553
Accruing loans past due 90 days or more	467	3,476
Total	$38,643	$28,029
Total as a percentage of total loans	3.44%	2.47%

Performing loans considered impaired loans, as defined and identified by management, amounted to $30.0 million at March 31, 2009 and $56.5 million at December 31, 2008.  This decrease since December 31, 2008 is directly attributable to the charge offs of several large commercial loans and an increase in non-accrual loans.  Loans are identified as impaired when the loan is classified as substandard and management determines that it is probable that the borrower will not be able to pay principal and interest according to the contractual terms of the loan.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

As of March 31, 2009, we had $63.8 million in funded real estate acquisition and development loans throughout our market areas.  We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

During the past several years, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures.  A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity.  These borrowers typically pose a higher risk of defaults and foreclosure.  We generally do not make sub-prime loans.  When we do make such loans, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan.  Management believes that, as of March 31, 2009, our exposure to risk related to sub-prime loans is very low.  However, it should be noted that the weak economy and the national banking crisis have adversely affected local housing markets and the demand for and availability of credit.

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

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

	2009	2008
Balance, January 1	$14,347	$7,304
Gross charge offs	(3,408)	(721)
Recoveries	297	187
Net credit losses	(3,111)	(534)
Provision for loan losses	2,049	1,387
Balance at end of period	$13,285	$8,157

Allowance for Loan Losses to loans outstanding (as %)	1.18%	.77%
Net charge-offs to average loans outstanding during the period, annualized (as %)	1.10%	.21%

The allowance for loan losses decreased to $13.3 million at March 31, 2009, compared to $14.3 million at December 31, 2008.  The provision for loan losses was $2.0 million for the first three months of 2009, compared to $1.4 million for the same period of 2008.  The increase in the provision for loan losses in the first three months of 2009 compared to the same period of 2008 was in response to the increase in net charge-offs and non-performing loans, the results of our quarterly review of the adequacy of the qualitative factors affecting the allowance, and specific allocations for impaired loans.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

Net charge-offs relating to the installment loan portfolio represent 18% of our total net charge-offs for the first three months of 2009.  Generally, installment loans are charged-off after they are 120 days contractually past due.  Loans past due 30 days or more were $3.0 million or 2.33% of the installment portfolio at March 31, 2009, compared to $4.85 million or 3.46% at December 31, 2008.

Management believes that the allowance at March 31, 2009 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At March 31, 2009, $334.9 million of our investment securities portfolio was classified as available-for-sale and $.02 million was classified as held-for-trading.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.  At March 31, 2009, the total cost basis of the investment portfolio was $402.0 million, compared to a fair value of $334.9 million.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	March 31, 2009			December 31, 2008
(Dollars in millions)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$106.4	$107.3	32%	$111.9	$113.6	32%
Residential mortgage-backed securities	124.6	116.3	35	132.1	123.2	35
Obligations of states and political subdivisions	101.6	101.1	30	95.9	93.5	26
Collateralized debt obligations	69.4	10.2	3	70.3	24.3	7
Total Investment Securities	$402.0	$334.9	100%	$410.2	$354.6	100%

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2009 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	(in thousands)
Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$4,189	$4,273
Due after one year through five years	32,486	33,121
Due after five years through ten years	23,341	23,915
Due after ten years	217,353	157,242
	277,369	218,551
Mortgage-backed securities	124,629	116,337
	$401,998	$334,888

Total investment securities have decreased $19.7 million since December 31, 2008.  U.S. government agencies decreased by $6.3 million during the quarter primarily due to calls in the portfolio. Residential mortgage-backed securities decreased by $6.9 million as a result of increased paydowns on the underlying loans.  The collateralized debt obligations portfolio consists primarily of trust preferred securities which are preferred term securities issued by trust subsidiaries of financial institutions and insurance companies that are collateralized by junior subordinated debentures issued by those parent institutions.  The decrease in this sector of $14.1 million is due to a decline in the market value of these securities directly attributable to the current economic and financial environment.  The decreases in the sectors were offset by an increase in the value of state and political subdivisions of $7.6 million.

At March 31, 2009, the securities classified as available-for-sale included a net unrealized loss of $67.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.  The comparable amount at December 31, 2008 was an unrealized loss of $55.6 million.  Typically, the fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.  However, fair values have also been affected by factors such as marketability, liquidity and the current economic environment.

As discussed in Note F, effective January 1, 2008, the Corporation began measuring fair market values based on the fair value hierarchy established in SFAS 157 as amended in April 2009, by FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”).  This FSP provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $10.2 million (3%) of our securities available-for-sale were classified using significant unobservable inputs (Level 3 assets).  These trust preferred securities are classified as collateralized debt obligations and contributed approximately $59.2 million to the unrealized loss reported in our accumulated other comprehensive loss on the Statement of Financial Condition.  The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments thereunder ranging from 4.1% to 16.6% of the total collateral balances underlying the securities.  However, these structured securities are generally secured by over-collateralization or default protection provided by subordinated tranches.

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of FSP No. FAS 115-2 and FAS 124-2, management must assess whether (a) it has the intent to sell the security and (b) if it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  If neither apply, declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) Adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security,  (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) Failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Due to the duration and the significant market value decline in the trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an other-than-temporary impairment has occurred.

Twenty-four of the trust preferred securities in our portfolio have been in an unrealized loss position for over 12 months.  Although some of the securities have been in a loss position for over one year, this is not an automatic indication of an other-than-temporary impairment.  Rather, individual facts and circumstances may indicate that a decline in fair value longer than 12 months may be temporary.  Given the extraordinary market conditions prevalent over the past nine months and the current economic recession, additional consideration has been given to the length of time the securities have been in a loss position and the likelihood that a market recovery will be longer than an otherwise orderly market would dictate.

Factors to be considered in an impairment judgment may be both subjective and objective and include knowledge and experience about past and current events as well as assumptions about future events.  In the case of the trust preferred securities, the decline in fair value is attributable to adverse conditions in the market, adverse conditions in the financial industry, as well as adverse conditions related to the underlying issuers of the securities (all of whom operate in the financial industry).

The current economic and financial environment, driven primarily by the significant delinquencies and foreclosures of sub-prime loans and the banking crisis, have led to unprecedented events in the financial industry.  Large banks and investment firms have failed or consolidated with others, many banks have been closed by regulators and the capital structure of many financial institutions has been weakened.  All of these events have contributed to national and worldwide liquidity and credit crises.  The Federal Reserve System and the U.S. Treasury have taken steps to lower interest rates, inject capital into financial institutions through various stimulus programs, have established outlets to sell troubled assets, and have developed programs to modify trouble mortgage loans.  New accounting guidance has been provided to relieve the uncertainties of fair market accounting applications in an inactive market and to provide relief from other-than-temporary impairment not related to credit problems.  The fair market values of the trust preferred securities in our portfolio have shown the affects of these factors as all of the underlying issuers (most of which are community banks) operate in some realm of the financial industry.

Due to the factors previously discussed, the current market for the trust preferred securities in our portfolio is virtually non-existent. Based upon application of FSP No. FAS 157-4, management has determined that there has been a significant decrease in the volume and level of activity in these securities.  There are few recent transactions in the market for these securities relative to historical levels.  There were no new pooled trust preferred issuances during 2008 or during the first quarter of 2009 and trading activity for this class of securities (buy side) shows only three total trades during the first quarter of 2009 compared to a high of 116 trades in the first quarter of 2008. The volume has declined from a high of $376 million in the first quarter of 2007 to only $1 million during the first quarter of 2009.  Price quotations are clearly indicative of distressed trades and vary significantly from prices achieved during an active market.  Comparing the corporation’s estimate of cash flows, taking into consideration all available market data and nonperformance risk, there is a significant increase in the implied liquidity risk premiums and yields on the securities.  This has led to a wide bid-ask spread as buyers for the securities are seeking “fire-sale” prices and owners of the securities are not willing to accept such pricing.

All of the above mentioned issues – sub-prime housing, lack of liquidity and credit in the banking industry, coupled with the general interest rate environment – have a direct, and in some cases indirect, affect on the underlying banks and insurance company issuers in the trust preferred securities.  The generally accepted accounting principles that we use to prepare our financial statements require management to consider all available evidence in its evaluation of the realizable value of an investment.  Judgment is required to determine whether factors exist that indicate an impairment loss has been incurred at the end of a reporting period.  The judgment may be based on both subjective and objective factors.  In its analysis, management considered the credit ratings as part of its overall evaluation of the underlying collateral.  Two of the trust preferred securities were downgraded by Moody’s in the fourth quarter of 2008 and an additional eight were downgraded in March 2009. Due to the credit downgrades, management performed an in-depth analysis of the underlying issuers in every trust preferred security owned by the Corporation and shock tests of collateral values were performed in order to determine how much stress the securities could withstand before a loss in principal would be experienced.

In addition, the securities subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), are monitored for significant adverse changes in cash flow projections. On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20”, effective for interim and annual reporting periods ending after December 15, 2008.  The purpose of this guidance is to better align the impairment guidance and assessment of an other-than-temporary impairment with the related guidance in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The primary change in the new guidance is the removal of the requirement to estimate cash flows from the views of a market participant but rather to base the estimate of cash flows on current information and events.  Further, in making the other-than- temporary assessment, the holder should consider all relevant information about past events, current conditions, and reasonable and supportable forecasts when estimating future cash flows.  This information should include remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

EITF 99-20-1 requires that the present value of the current estimated cash flows be compared to the present value of cash flows at the last reporting date.  If the present value of the original cash flows estimated at the initial transaction date (or at the last date previously revised) is greater than the present value of the current estimated cash flows, the change is considered adverse (that is, an other-than-temporary impairment should be considered to have occurred).  The following assumptions were used in our EITF 99-20-1 cash flow tests:

1.	Default Rate – .75% applied annually to bank and insurance collateral; 15% recovery after two years.
•	Based upon FDIC data, the default data since the late 70’s demonstrates that BIF insured institutions defaulted at a rate of approximately 36 basis points (bps) per year.
•	Based upon AM Best number of impairments experienced in the insurance industry of 72 bps per year.
•	On 11/21/08, Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised”. This study lists a recovery assumption of 15%.
2.	Prepayment Speed – 5% in yr 5; 2% each in yrs 6–29; 100% at maturity;
•
Based upon a preferred term security historical collateral redemption summary; updated since 9/30/08 to reflect the slow-down in pre-payment speeds and the reluctance on the part of banks to release capital in the current market environment.  Anticipated life to maturity is used because auction take-out is currently considered unlikely.

3.	LIBOR Rate is assumed to remain constant for all periods
4.
Additional Defaults and Deferrals – actual defaults that have been experienced in the pools and actual and announced deferrals have been incorporated into expected cash flows for each individual security.

5.	Discount Rate – the rate equal to the current yield used to accrete the beneficial interest as required in EITF 99-20-1, paragraph 12b (book yield).

The results of the cash flow analyses showed that the present value of the current estimated cash flows were greater than or equal to the present value of cash flows at the last reporting date for all but one security.  This security showed an 18% reduction in cash flows since December 31, 2008.  As a result, management determined that we do not expect to recover the security’s entire amortized cost basis and as such, this security is other-than-temporarily impaired at March 31, 2009.

FSP No. FAS 115-2 and FAS 124-2 requires that an entity compare its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security.  Any shortfall in that comparison represents a credit loss.  In accordance with 99-20-1, the present value of cash flows for the security deemed to be other-than-temporarily impaired at March 31, 2009 was compared to the present value of the cash flows previously projected at December 31, 2008.  The cash flows were discounted at 3.88% which is the current yield used to accrete the beneficial interest.  Based on this calculation, a credit loss in the amount of approximately $.75 million was recognized in quarterly earnings for the period.

The following table presents a roll-forward of the amount of other-than-temporary impairment related to credit losses which have been recognized in earnings.

	Total Other- Than-Temporary Impairment Loss	Other-Than-Temporary Impairment Credit Losses recorded in Earnings	Other-Than-Temporary Impairment Losses recorded in Other Comprehensive Income
Beginning balance January 1, 2009	$0	$0	$0
Other-than-temporary Losses Recognized during the Period	3,342	750	2,592

Ending balance March 31, 2009	$3,342	$750	$2,592

On October 13, 2008, as part of the U.S. government’s economic stabilization plan, the U.S. Treasury announced two plans, the Capital Purchase Program (“CPP”) and the Temporary Liquid Guarantee Program (“TLGP”).  The regulators highly encouraged participation in the programs in order to build capital levels, supply additional liquidity to the banking industry, and improve financial ratios for the large regional and national banks and the community banks.  A third program, the Capital Assistance Program, was adopted during the first quarter of 2009.  Many of the banks who issued the trust preferred securities in our portfolio have announced participation in one or more of these programs.  Management believes that these programs should help to bolster confidence in the industry and, eventually, provide capital and liquidity to the banking industry, but a long recovery is anticipated.

Management does not intend to sell these securities nor is it more likely than not that it will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of March 31, 2009, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.  The decline in the fair market values of these securities has not had a material impact on our operations,  liquidity or capital resources.

Deposits

           The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	March 31, 2009		December 31, 2008
Non-interest-bearing demand deposits	$123.0	10%	$107.7	9%
Interest-bearing demand deposits	422.0	34	430.9	35
Savings deposits	33.8	3	33.1	3
Time deposits less than $.1	296.5	24	298.8	24
Time deposits $.1 or more	348.2	29	352.4	29
Total Deposits	$1,223.5	100%	$1,222.9	100%

Deposits increased $.6 million during the first three months of 2009 when compared to deposits at December 31, 2008.  Interest-bearing demand deposits decreased $8.9 million and non-interest-bearing demand deposits increased $15.3 million.  Time deposits decreased $6.5 million due to the reduction of wholesale and public funding of $57     million offset by increased retail deposits due to successful promotions in time deposit products.  We are shifting our focus to longer-term liabilities as we anticipate a flat to rising interest rate environment in the future.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	March 31, 2009	December 31, 2008

Short-term borrowings	$0.0	$8.5
Securities sold under agreements to repurchase	42.3	42.0
Total short-term borrowings	$42.3	$50.5

FHLB advances	$241.2	$241.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$277.1	$277.4

Total short-term borrowings decreased by approximately $8.2 million during the first three months of 2009, primarily as a result of a decrease in our overnight borrowings.  Long-term borrowings decreased during the first three months of 2009 by $.3 million due to monthly amortization of long-term advances.

Liquidity and Capital Resources

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

In response to current economic conditions, management has performed an extensive review of the Bank’s liquidity position and has identified areas to increase liquidity over the next three to six months.  We have identified alternative methods to reduce the pledges on securities in our investment portfolio.  We are reducing our indirect lending and investing excess cash flow in short-term investments, and have identified the availability of a money market funding source from our in-house broker dealer.  In addition, the FDIC Temporary Liquidity Guarantee Program, which was announced as part of the government’s economic stabilization plan, has also allowed us to release investment collateral.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents the Corporation’s capital ratios at March 31, 2009:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.22%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	10.97	4.00	6.00
Tier 1 Capital (to average assets)	9.65	3.00	5.00

At March 31, 2009, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.  On January 30, 2009, pursuant to the Treasury’s TARP Capital Purchase Program, the Corporation issued the following securities to Treasury for an aggregate consideration of $30,000,000:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share; and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, for an exercise price of $13.79 per share.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.  The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, the Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.50 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Corporation from such offerings.  The redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 30, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or Treasury has transferred all of the Series A Preferred Stock to non-affiliates, the terms of the Series A Preferred Securities prohibit the Corporation from increasing its quarterly cash dividend paid on common stock above $0.20 per share or repurchasing any shares of common stock or other capital stock or equity securities or trust preferred securities without the consent of the U.S. Treasury Department (Treasury).  Accordingly, the Corporation’s previously-announced common stock repurchase plan has been suspended effective January 30, 2009.

On February 17, 2009, President Obama signed the Recovery Act into law.  The Recovery Act permits any institution that received assistance under the Troubled Asset Relief Program (TARP), Capital Purchase Program, after consultation with the appropriate banking regulators, to redeem any or all of the preferred securities sold to Treasury at any time notwithstanding the repayment restrictions contained in those securities, subject to a minimum redemption amount of 25%.  Accordingly, the Corporation may, at any time and notwithstanding the restrictions on redemption discussed above, and assuming its regulators do not object, repay all of or a portion of (in 25% increments) the $30 million received as consideration for the Series A Preferred Stock and the Warrant.  If the Corporation were to redeem the Preferred Stock, it could also repurchase a pro rata portion of the Warrant.  Treasury would be required to liquidate any portion of the Warrant that is not repurchased, at the current market price.

First United Corporation paid a cash dividend of $.20 per share on February 2, 2009.  On March 25, 2009, the Board of Directors declared another dividend of an equal amount, to be paid on May 1, 2009 to shareholders of record as of April 14, 2009.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $132.4 million and $5.9 million, respectively, at March 31, 2009, compared to $142.3 million and $5.9 million, respectively, at December 31, 2008.  We are not a party to any other off-balance sheet arrangements.

See Note I for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk.  This market risk and our procedures are described in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity”.  Management believes that no material changes in our market risks or in the procedures used to evaluate and mitigate these risks have occurred since December 31, 2008.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2009 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2008.  Management does not believe that any material changes in our risk factors have occurred since December 31, 2008.

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

FIRST UNITED CORPORATION

Date: May 11, 2009	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date May 11, 2009	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)