Form 10-Q
period 2009-06-30
FIRST UNITED CORP/MD/
filed 2009-08-10
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
 SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,121,549 shares of common stock, par value $.01 per share, as of July 31, 2009.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$28,160	$18,423
Interest bearing deposits in banks	20,472	882
Cash and cash equivalents	48,632	19,305
Investment securities - trading (at fair value)	13	-
Investment securities - available-for-sale (at fair value)	326,765	354,595
Federal Home Loan Bank stock, at cost	13,861	13,933
Loans	1,128,626	1,134,546
Allowance for loan losses	(14,357)	(14,347)
Net loans	1,114,269	1,120,199
Premises and equipment, net	32,441	31,124
Goodwill and other intangible assets, net	15,904	16,322
Bank owned life insurance	30,010	29,743
Deferred tax assets	33,058	31,407
Accrued interest receivable and other assets	19,427	22,476

Total Assets	$1,634,380	$1,639,104

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$103,275	$107,749
Interest bearing deposits	1,098,583	1,115,140
Total deposits	1,201,858	1,222,889
Short-term borrowings	37,271	50,495
Long-term borrowings	276,878	277,403
Accrued interest payable and other liabilities	16,037	14,529
Dividends payable	1,227	1,098
Total Liabilities	1,533,271	1,566,414

Shareholders' Equity:
Preferred stock —no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on June 30, 2009 (discount of $290 and $0, respectively)	29,710	-
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,122 shares at June 30, 2009 and 6,113 shares at December 31, 2008	61	61
Surplus	21,062	20,520
Retained earnings	93,588	93,092
Accumulated other comprehensive loss	(43,312)	(40,983)
Total Shareholders' Equity	101,109	72,690

Total Liabilities and Shareholders' Equity	$1,634,380	$1,639,104

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Interest income
Interest and fees on loans	$34,510	$37,438
Interest on investment securities:
Taxable	7,275	8,170
Exempt from federal income tax	1,957	1,691
Total investment income	9,232	9,861
Other	4	410
Total interest income	43,746	47,709
Interest expense
Interest on deposits	10,550	16,641
Interest on short-term borrowings	155	623
Interest on long-term borrowings	5,852	5,192
Total interest expense	16,557	22,456
Net interest income	27,189	25,253
Provision for loan losses	3,920	2,353
Net interest income after provision for loan losses	23,269	22,900
Other operating income
Service charges	2,703	3,146
Trust department	1,687	2,018
Total other-than-temporary security impairment
losses	(5,796)	—
Less: Portion of loss recognized in other
comprehensive income (before taxes)	3,615	—
Net securities impairment losses recognized in earnings	(2,181)	—
Securities losses - trading	(373)	—
Securities gains	96	476
Insurance commissions	1,441	1,081
Bank owned life insurance	267	447
Other income	1,515	1,742
Total other operating income	5,155	8,910
Other operating expenses
Salaries and employee benefits	11,847	11,222
Occupancy, equipment and data processing	4,258	3,845
Other expense	7,431	5,938
Total other operating expenses	23,536	21,005
Income before income taxes	4,888	10,805
Applicable income taxes	1,360	3,556
Net Income	3,528	7,249
Accumulated preferred stock dividends and discount accretion	(652)	—
Net Income Available to Common Shareholders	$2,876	$7,249
Basic net income per common share	$.47	$1.19
Diluted net income per common share	$.47	$1.19
Dividends per common share	$.40	$.40
Weighted average number of common shares outstanding	6,108	6,118
Weighted average number of diluted shares outstanding	6,117	6,118

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
Interest income
Interest and fees on loans	$16,937	$18,484
Interest on investment securities:
Taxable	3,416	4,292
Exempt from federal income tax	1,000	844
Total investment income	4,416	5,136
Other	20	231
Total interest income	21,373	23,851
Interest expense
Interest on deposits	5,001	7,525
Interest on short-term borrowings	80	288
Interest on long-term borrowings	2,929	2,814
Total interest expense	8,010	10,627
Net interest income	13,363	13,224
Provision for loan losses	1,871	966
Net interest income after provision for loan losses	11,492	12,258
Other operating income
Service charges	1,388	1,699
Trust department	857	986
Total other-than-temporary security impairment
losses	(2,454)	—
Less: Portion of loss recognized in other
comprehensive income (before taxes)	1,023	—
Net securities impairment losses recognized in earnings	(1,431)	—
Securities losses - trading	(6)	—
Securities gains	54	77
Insurance commissions	718	530
Bank owned life insurance	130	183
Other income	855	1,095
Total other operating income	2,565	4,570
Other operating expenses
Salaries and employee benefits	5,948	5,438
Occupancy, equipment and data processing	2,207	1,939
Other expense	4,395	3,274
Total other operating expenses	12,550	10,651
Income before income taxes	1,507	6,177
Applicable income taxes	358	2,063
Net Income	1,149	4,114
Accumulated preferred stock dividends and discount accretion	(393)	—
Net Income Available to Common Shareholders	$756	$4,114
Basic net income per common share	$.12	$.68
Diluted net income per common share	$.12	$.68
Dividends per common share	$.20	$.20
Weighted average number of common shares outstanding	6,116	6,109
Weighted average number of diluted shares outstanding	6,116	6,127

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2008	$-	$61	$21,400	$88,859	$(5,655)	$104,665

Comprehensive income:
Net income				8,871		8,871
Unrealized loss on securities available-for- sale, net of income taxes of $20,748					(30,660)	(30,660)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $2,784					(4,668)	(4,668)
Comprehensive loss						(26,457)
Issuance of 25,814 shares of common stock under dividend reinvestment plan			362			362
Repurchase of common stock			(1,391)			(1,391)
Stock based compensation			149			149
Cash dividends declared - $.80 per share				(4,638)		(4,638)

Balance at December 31, 2008	-	61	20,520	93,092	(40,983)	72,690

Comprehensive income:
Net income				3,528		3,528
Unrealized loss on securities available-for-sale, net of income taxes of $2,304					(3,006)	(3,006)
Unrealized gain on securities available-for-sale related to impairment charges, net of income taxes of $458					677	677
Comprehensive income						1,199
Issuance of 21,474 shares of common stock under dividend reinvestment plan			245			245
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP – 30,000 shares	29,687					29,687
Preferred stock discount accretion	23			(23)		-
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(438)		(438)
Cash dividends declared on common stock- $.40 per share				(2,571)		(2,571)

Balance at June 30, 2009	$29,710	$61	$21,062	$93,588	$(43,312)	$101,109

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Operating activities
Net income	$3,528	$7,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,920	2,353
Depreciation	1,353	1,421
Stock compensation	(16)	70
Amortization of intangible assets	418	342
Loss on other real estate owned	88	—
Net amortization /(accretion) of investment securities discounts and premiums	88	(257)
Other-than-temporary-impairment loss	2,181	—
Loss on investment securities- held for trading	373	—
(Gain) on investment securities-Available for Sale	(96)	(476)
Decrease (increase) in accrued interest receivable and other assets	1,374	(3,370)
Increase in deferred tax assets	(74)	(64)
Increase in accrued interest payable and other liabilities	1,508	2,338
Earnings on bank owned life insurance	(267)	(447)
Net cash provided by operating activities	14,378	9,159
Investing activities
Proceeds from maturities of investment securities available-for-sale	56,836	49,598
Proceeds from sales of investment securities available-for-sale	29,368	15,270
Purchases of investment securities available-for-sale	(64,839)	(145,252)
Purchases of investment securities held to maturity	—	(8,700)
Proceeds from sales of other real estate owned	783	—
Net decrease (increase) in loans	2,814	(36,560)
Net decrease (increase) in FHLB stock	72	(4,228)
Purchases of premises and equipment	(2,670)	(1,424)
Net cash provided by/(used in) investing activities	22,364	(131,296)
Financing activities
Net decrease in short-term borrowings	(13,224)	(13,665)
Payments on long-term borrowings	(525)	(15,524)
Proceeds from long-term borrowings	—	115,000
Net (decrease) increase in deposits	(21,031)	37,457
Proceeds from issuance of preferred stock and warrant	30,000	—
Cash dividends paid	(2,442)	(2,450)
Preferred stock dividends paid	(438)	—
Proceeds from issuance of common stock	245	231
Stock repurchase	—	(944)
Net cash (used in)/provided by financing activities	(7,415)	120,105
Increase (decrease) in cash and cash equivalents	29,327	(2,032)
Cash and cash equivalents at beginning of the year	19,305	25,802
Cash and cash equivalents at end of period	$48,632	$23,770
Supplemental information
Interest paid	$17,730	$22,459
Taxes paid	$600	$2,720
Non-cash Investing Activities:
Transfers from loans to other real estate owned	$804	$86
See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year or for any other interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should potentially be recognized or disclosed in these financial statements.  The evaluation was conducted through August 10, 2009, the date these financial statements were issued.

Note B – Earnings per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share is derived by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding non-vested employee stock awards and the outstanding warrant as well as any adjustment to income that would result from the assumed issuance. The number of potential shares issued was determined using the treasury stock method.  The outstanding warrant did not have a dilutive effect under the treasury stock method because the average market price of the common stock, $10.72 per share, during the second quarter and $10.86 during the six months ended June 30, 2009 did not exceed the exercise price of the warrant ($13.79 per share).

The following table sets forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2009 and 2008 (in thousands, except for per share amounts):

	For the six months ended
	June 30, 2009				June 30, 2008
	Income	Average Shares		Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net income	$3,528				$7,249
Accumulated preferred stock dividends	(629)				—
Discount accretion on preferred stock	(23)				—
Net income available to common shareholders	$2,876	6,108		$.47	$7,249	6,118	$1.19

Diluted Earnings Per Share:
Net income available to common shareholders	$2,876	6,108		$.47	$7,249	6,118	$1.19
Non-vested Employee Stock Award		18	1			18
Diluted net income available to common shareholders	$2,876	6,117		$.47	$7,249	6,136	$1.19
___________________
1	The 18,520 shares were outstanding for the first quarter of 2009.

	For the three months ended
	June 30, 2009			June 30, 2008
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net income	$1,149			$4,114
Accumulated preferred stock dividends	(379)			—
Discount accretion on preferred stock	(14)			—
Net income available to common shareholders	$756	6,116	$.12	$4,114	6,109	$.68

Diluted Earnings Per Share:
Net income available to common shareholders	$756	6,116	$.12	$4,114	6,109	$.68
Non-vested Employee Stock Award					18
Diluted net income available to common shareholders	$756	6,116	$.12	$4,114	6,127	$.68

Note C – Investments

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values (See Note F) as investment securities – trading, with changes in fair value reported in earnings.  Interest and dividends on trading securities are included in interest income from investments.

Securities available-for-sale: Securities classified as available-for-sale are stated at their fair values (See Note F), with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.   The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances that are beyond the control of the Corporation.

The amortized cost of debt securities classified as available-for-sale is adjusted for the amortization of premiums to the first call date, if applicable, or to maturity, and for the accretion of discounts to maturity, or, in the case of mortgage-backed securities, over the estimated life of the security.  Such amortization and accretion is included in interest income from investments.  Interest and dividends are included in interest income from investments.  Gains and losses on the sale of securities are recorded using the specific identification method.

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2 (“FSP No. FAS 115-2 and FAS 124-2”) Recognition and Presentation of Other-Than-Temporary Impairments, which was early adopted effective March 31, 2009, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive loss.  Further discussion about FSP No. FAS 115-2 and FAS 124-2 and its application can be found in Item 2 of Part I of this report under the heading “Investment Securities”.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.

Management also monitors cash flow projections for certain securities in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (EITF 99-20) which was amended in FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20”, effective for interim and annual reporting periods ending after December 15, 2008.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale, at June 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. government agencies	$103,848	$1,036	$567	$104,317
Residential mortgage-backed agencies	69,026	2,571	—	71,597
Collateralized mortgage obligations	45,240	—	9,132	36,108
Obligations of states and political subdivisions	99,895	1,061	2,887	98,069
Collateralized debt obligations	68,311	—	51,637	16,674

Totals	$386,320	$4,668	$64,223	$326,765

December 31, 2008
U.S. government agencies	$111,938	$1,885	$178	$113,645
Residential mortgage-backed agencies	80,354	2,222	15	82,561
Collateralized mortgage obligations	51,753	—	11,115	40,638
Obligations of states and political subdivisions	95,876	705	3,096	93,485
Collateralized debt obligations	70,324	—	46,058	24,266

Totals	$410,245	$4,812	$60,462	$354,595

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$36,759	$(300)	$14,733	$(267)
Residential mortgage-backed agencies	—	—	—	—
Collateralized mortgage obligations	—	—	36,108	(9,132)
Obligations of states and political subdivisions	52,921	(2,053)	9,075	(834)
Collateralized debt obligations	—	—	16,674	(51,637)
	$89,680	$(2,353)	$76,590	$(61,870)

	December 31, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$19,822	$(178)	$—	$—
Residential mortgage-backed agencies	806	(15)	—	—
Collateralized mortgage obligations	37,423	(9,927)	3,216	(1,188)
Obligations of states and political subdivisions	66,735	(2,781)	3,632	(315)
Collateralized debt obligations	2,159	(5,393)	21,724	(40,665)
	$126,945	$(18,294)	$28,572	$(42,168)

U.S. Government Agencies – The unrealized losses on the Corporation’s investments in U.S. government agencies are attributable to the lower interest rate environment and call features associated with the securities with premiums paid at the time of purchase.  All of these securities are of the highest investment grade.  The fair value of one security has been impaired for over 12 months and the fair values of five securities have been impaired for less than 12 months.  Contractually, the issuers are not permitted to settle the securities at a price less than the amortized cost basis of the individual investments.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Residential Mortgage-Backed Agencies - The residential mortgage-backed agencies are in an unrealized gain position of $2.6 million at June 30, 2009.  All of these securities are of the highest investment grade.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Collateralized Mortgage Obligations – The collateralized mortgage obligations are in an unrealized loss position of $9.1 million at June 30, 2009.  All nine of these securities are private label mortgage-backed securities and have been in an unrealized loss position for 12 months or more.  These securities are reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that all of the securities continue to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  The Corporation purchased all of these securities at a discount relative to their face amounts.  All of these securities were of the highest investment grade at the time of purchase.  As of June 30, 2009 two have been downgraded to one level below investment grade and three have been downgraded more than one level below investment grade.  All of these securities continue to perform as expected at the time of purchase.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were in an unrealized loss position of $2.9 million at June 30, 2009.  Twelve securities carried a fair value less than amortized cost basis for over 12 months and 94 securities have been in an unrealized loss position for less than 12 months (41 for two months or less).  All of the Corporation’s investments in states and other political subdivisions are of investment grade as determined by the major rating agencies.  This portfolio is well-diversified throughout the United States and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Collateralized Debt Obligations - The total $51.6 million in unrealized losses reported for collateralized debt obligations at June 30, 2009 relates to 24 trust preferred securities.  See Note F for management’s methods used to determine the fair values of these securities, and see Item 2 of Part I of this report under the heading “Investment Securities” for a full discussion of the other-than-temporary analysis performed on this portfolio.  Based upon a review of credit quality and the cash flow tests performed, management determined that one of the collateralized debt obligations in the Corporation’s portfolio was other-than-temporarily impaired for the second quarter of 2009.  As a result of this assessment, the Corporation recorded a $1.4 million other-than-temporary impairment loss on this security as of June 30, 2009.  Year to date, $2.2 million of other-than-temporary losses have been recognized in earnings on two trust preferred securities and $.4 million of losses have been recognized as a result of moving two securities to trading.  The unrealized losses on the remaining investment securities are primarily attributable to factors such as changes in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a roll-forward of the amount of other-than-temporary impairment related to credit losses which have been recognized in earnings for the six and three months ended June 30, 2009.

	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Losses recorded in Other Comprehensive Income
Beginning balance January 1, 2009	$0	$0	$0
Other-than-temporary losses recognized during the Period	5,796	2,181	3,615

Ending balance June 30, 2009	$5,796	$2,181	$3,615

	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Losses recorded in Other Comprehensive Income
Beginning balance April 1, 2009	$3,342	$750	$2,592
Other-than-temporary losses recognized during the Period	2,454	1,431	1,023

Ending balance June 30, 2009	$5,796	$2,181	$3,615

Note D – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.
	June 30, 2009	December 31, 2008

Cash and due from banks	$28,160	$18,423

Interest bearing deposits in banks, which represents funds invested at a correspondent bank, is carried at fair value and, as of June 30, 2009 and December 31, 2008, consists of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta.

	June 30, 2009	December 31, 2008

FHLB Daily investments, interest rate of .08% (at June 30, 2009)	$20,472	$882

Note E - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of a correspondent bank, is carried at cost and, as of June 30, 2009 and December 31, 2008, consists of the common stock of the FHLB of Atlanta and Atlantic Central Bankers Bank.

Management evaluates the restricted stock for impairment in accordance with FASB Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on management’s assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

On June 3, 2009 the FHLB of Atlanta announced that it would not pay a dividend for the first quarter 2009.  On March 25, 2009, they had announced that they would not pay a dividend for the fourth quarter of 2008.  The Corporations has not accrued any dividends during 2009.

Management believes that no impairment charge in respect of the restricted stock is necessary as of June 30, 2009.

Note F – Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Corporation early adopted FSP No. FAS 107-1 for the period ending March 31, 2009.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. As required, the following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value.  Fair value is best determined by values quoted through active trading markets.  Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers.  Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flow or other valuation techniques as described below.  As a result, the Corporation’s ability to actually realize these derived values cannot be assumed.

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

The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	June 30,		December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$28,160	$28,160	$18,423	$18,423
Interest bearing deposits in banks	20,472	20,472	882	882
Investment securities (AFS and trading)	326,778	326,778	354,595	354,595
Federal Home Loan Bank stock	13,861	13,861	13,933	13,933
Loans, net	1,114,269	1,119,871	1,120,199	1,125,029
Accrued interest receivable	6,892	6,892	7,713	7,713

Financial Liabilities:
Deposits	1,201,858	1,209,773	1,222,889	1,229,834
Borrowed funds	314,149	326,207	327,898	346,110
Accrued interest payable	3,122	3,122	4,295	4,295
Off Balance Sheet Financial Instruments	—	—	—	—

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks:  The carrying amounts as reported in the statement of financial condition for cash and due from banks approximate their fair values.

Interest bearing deposits in banks:  The carrying amount of interest bearing deposits approximates their fair values.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP No. FAS 157-4 must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2 and FAS 124-2”).  The Corporation elected to early adopt this standard for its March 31, 2009 financial statements.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at June 30, 2009 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 06/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities - trading	$13			$13
Investment securities available-for-sale:
U.S. Government Agencies	$104,317		$104,317
Residential Mortgage-backed agencies	$71,597		$71,597
Collateralized mortgage obligations	$36,108		$36,108
Obligations of states and political subdivisions	$98,069		$98,069
Collateralized debt obligations	$16,674			$16,674
Impaired loans¹	$11,118			$11,118
Foreclosed Real Estate	$2,357			$2,357

¹ The impaired loans fair value consists of impaired loans net of the $3,675 valuation allowance.

		Fair Value Measurements at December 31, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale:
U.S. Government Agencies	$113,645		$113,645
Residential Mortgage-backed agencies	$82,561		$82,561
Collateralized mortgage obligations	$40,638		$40,638
Obligations of states and political subdivisions	$93,485		$93,485
Collateralized debt obligations	$24,266			$24,266
Impaired loans¹	$11,760			$11,760
Foreclosed Real Estate	$2,424			$2,424

¹ The impaired loans fair value consists of impaired loans net of the $4,759 valuation allowance.

The Corporation believes that its valuation techniques are appropriate and consistent with other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table above which are measured on a recurring and non-recurring basis as of June 30, 2009.

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

Investments available for sale – The fair value of investments available-for-sale was determined using a market approach.  As of June 30, 2009, Level 2 investment securities available-for-sale included U.S. Government Agencies and residential mortgage-backed securities, private label residential mortgage-backed securities and municipal bonds which are not as actively traded.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which are obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The Level 3 investments consisted of trust preferred securities.  The Corporation obtained fair values for these securities from Moody’s Analytics.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations in accordance with proper accounting guidance.

At June 30, 2009, the Bank owned 24 pooled trust preferred securities with a par value of $68.3 million and a fair value of $16.7 million. Based upon application of FSP No. FAS 157-4, management has determined that there has been a significant decrease in the volume and level of activity in these securities.  The market for trust preferred securities continues to be non-existent.  There were no new pooled trust preferred issuances during 2008 and there have been none to date in 2009.  Trading activity for the trust preferred securities indicates only three total trades during the first quarter of 2009 and zero trades during the second quarter of 2009, compared to a high of 116 trades in the first quarter of 2008.  The volume has declined from a high of $376 million in the first quarter of 2007 to $0 during the second quarter of 2009.  The trading and issuance data presented, along with information from traders, indicates that there is currently an inactive and inefficient market in trust preferred securities which is contributing to the depressed pricing on these securities.

Observable prices for these securities are available based upon broker models and these inputs have been considered in the pricing models used by Moody’s Analytics.  However, the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at June 30, 2009.  Accordingly, the trust preferred securities portion of the Corporation’s investment portfolio will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments are required to determine fair value at the measurement date.

In determining the fair values of the securities, Moody’s Analytics utilized an income valuation approach (present value technique) which maximizes the use of observable inputs and minimizes the use of unobservable inputs.  This approach is more indicative of fair value than the market approach that has been used historically, and involves several steps.  The credit quality of the collateral was estimated using the average probability of default values for each underlying issuer, adjusted for credit ratings.  The default probabilities also considered the potential for correlation among issuers within the same industry, such as banks with other banks.  The loss given default was assumed to be 95%, allowing for a 5% recovery of collateral.  Management elected to utilize the option assuming that there were no defaults or deferrals for a two-year time period for those banks who have publicly announced participation in the Treasury’s Capital Purchase Program. The cash flows for the securities were forecast for the underlying collateral and applied to each tranche in the structure to determine the resulting distribution among the securities.  These expected cash flows were then discounted to calculate the present value of the security.  The effective discount rate utilized by Moody’s Analytics for the various securities in the present value calculation was the three-month LIBOR plus 200 basis points (a risk free rate plus a premium for illiquidity).  The resulting prices are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions.   Moody’s Analytics modeled the calculations in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.  Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

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

Foreclosed real estate – Fair value of foreclosed assets was based on independent third-party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the approximate geographic area.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the six and three months ended June 30, 2009:

	Fair Value Measurements Using Significant Unobservable inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities - Trading	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2009	$24,266	$—	$11,760	$2,424
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(2,181)	(373)	—	(88)
Included in other comprehensive loss	(5,025)	—	—	—
Purchases, issuances, and settlements	—	—	—	—
Transfers from Available for Sale to Trading	(386)	386	—	—
Transfers in and/or out of Level 3	—	—	—	—
Sales	—	—	—	(783)
Payments/credits	—	—	(7,999)	—
Properties/loans added	—	—	7,357	804
Ending balance June 30, 2009	$16,674	$13	$11,118	$2,357

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in realized/ unrealized gains or losses related to assets still held at the reporting date	$(2,181)	$(373)	$—	$(88)

	Fair Value Measurements Using Significant Unobservable inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities - Trading	Impaired Loans	Foreclosed Real Estate
Beginning balance April 1, 2009	$10,203	$19	$6,778	$2,513
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(1,431)	(6)	—	(88)
Included in other comprehensive loss	7,902	—	—	—
Purchases, issuances, and settlements	—	—	—	—
Transfers from Available for Sale to Trading	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Sales	—	—	—	(441)
Payments/credits	—	—	(1,079)	—
Properties/loans added	—	—	5,419	373
Ending balance June 30, 2009	$16,674	$13	$11,118	$2,357

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(1,431)	$(6)	$—	$(88)

Gains and losses (realized and unrealized) included in earnings (or changes in net assets) for the period (above) are reported in the income statement.

Federal Home Loan Bank stock:  The carrying value of stock issued by the FHLB of Atlanta approximates fair value based on the redemption provisions of that stock.

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

Off-Balance-Sheet Financial Instruments:  In the normal course of business, the Corporation’s trust company subsidiary, First United Bank & Trust (the “Bank”),  makes commitments to extend credit and issues standby letters of credit.  The Bank expects most of these commitments to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements.  Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments.  The Corporation did not have any derivative financial instruments at June 30, 2009 or December 31, 2008.

Note G – Comprehensive Income/(Loss)

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive loss.  Other comprehensive income/(loss) consists of the changes in unrealized gains (losses) on investment securities available-for-sale and pension obligations. Total comprehensive income/(loss) (which consists of net income plus the changes in other comprehensive income/(loss)) was $1.2 million and ($6.9) million for the six months ended June 30, 2009 and 2008, respectively, and $5.7 million and ($6.0) million for the three months ended June 30, 2009 and 2008, respectively.

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

$20.6 million— floating rate, effective June 2009, payable quarterly based on three-month LIBOR plus 275 basis points (3.36% at June 30, 2009) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.36% at June 30, 2009) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

The Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred.  Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire, any shares of its capital stock.

Note I – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	June 30, 2009	December 31, 2008
Short-term advances, Daily borrowings, interest rate of .46% at December 31, 2008	$0	$8,500

Securities sold under agreements to repurchase, with weighted average interest rate at end of period of .72% and 1.33%, respectively	37,271	41,995
	$37,271	$50,495

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at June 30, 2009	$240,949	$241,474
Junior subordinated debentures, bearing interest at rates ranging from 3.36% to 5.88% at June 30, 2009	35,929	35,929
	$276,878	$277,403

The long-term FHLB advances are secured by loans collateralized by 1-4 family mortgages and securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	June 30	December 31
	2009	2008

Due in 2009	$13,500	$4,000
Due in 2010	31,000	31,000
Due in 2011	51,000	51,000
Due in 2012	44,250	44,250
Due in 2013	—-	—-
Thereafter	137,128	137,153
Total long-term debt	$276,878	$277,403

Note J – Preferred Stock

On January 30, 2009, pursuant to the United States Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Corporation issued the following securities to Treasury for an aggregate consideration of $30,000,000:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share (the “Series A Preferred Stock”); and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, at an exercise price of $13.79 per share (the “Warrant”).  The proceeds from this transaction qualify as Tier 1 capital and the warrant qualifies as tangible common equity.  The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, the Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.50 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Corporation from such offerings.  Notwithstanding the foregoing restriction on redemption, the recently-enacted American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) permits the Corporation to redeem shares of Series A Preferred Stock held by Treasury at any time (subject to a minimum 25% redemption requirement).  If the Corporation redeems shares of Series A Preferred Stock pursuant to the Recovery Act, it may also repurchase a pro rata portion of the Warrant; otherwise, Treasury must liquidate any portion of the Warrant that is not repurchased, at the current market price.  Any redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 30, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or otherwise disposed of by Treasury, the terms of the Series A Preferred Securities prohibit the Corporation from increasing its quarterly cash dividend paid on common stock above $0.20 per share or repurchasing any shares of common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

Note K - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, the Bank’s Supplemental Executive Retirement Plan, and their related components:

Pension	For the six months ended June 30		For the three months ended June 30
(In thousands)	2009	2008	2009	2008

Service cost	$404	$462	$202	$231
Interest cost	608	632	304	316
Expected return on assets	(850)	(1,170)	(425)	(585)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized loss	310	70	155	35
Prior service cost	6	6	3	3
Net pension expense included in employee benefits	$458	$(20)	$229	$(10)

SERP	For the six months ended June 30		For the three months ended June 30
(In thousands)	2009	2008	2009	2008

Service cost	$67	$60	$34	$30
Interest cost	114	92	57	46
Recognized loss	—	4	—	2
Prior service cost	63	56	31	28
Net pension expense included in employee benefits	$244	$212	$122	$106

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

 In conjunction with the adoption of the LTIP, the Corporation adopted SFAS No. 123(R), Accounting for Share-Based Payments.  SFAS No. 123 (R) requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost will be recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).

The Recovery Act imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in Treasury’s Capital Purchase Program.  The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the Capital Purchase Program assistance is repaid, but certain types of compensation, including the Corporation’s 2008 restricted stock grants, are grandfathered.

Stock-based awards were made to directors in May 2009.  This award totaled 5,655 shares at a fair market price of $11.48 and is part of their annual compensation package.

During the second quarter 2009, management determined that the likelihood of meeting the performance measures set forth with the 2008 LTIP stock grant would not be probable.  Therefore, the shares are considered unissued and the share-based compensation expense of approximately $148,000 recognized in 2008 and 2009 earnings  has been reversed effective June 30, 2009.

Note M – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $5.6 million of outstanding standby letters of credit at June 30, 2009 and $5.9 million at December 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2009 and December 31, 2008 is material.

Note N – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting and disclosure for subsequent events.  The Statement, which only applies to the accounting and disclosure of subsequent events that are not addressed in other applicable GAAP, establishes the period through which an entity should evaluate events for possible recognition or disclosure in the financial statements; requires disclosure of the date through which the subsequent events evaluation ended, and whether it is the issued date or available to be issued date; and provides examples of subsequent events that a company is required to recognize, as well as those that a company is required to disclose, but not recognize.  The new standard is effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, the standard becomes effective for the quarter ending on June 30, 2009 (See note A).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Corporation has not determined the effect that the adoption of SFAS 166 will have on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  The new pronouncement is not anticipated to have any effect on the Corporation’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 The Hierarchy of Generally Accepted Accounting Principles.   SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The new pronouncement is not anticipated to have any effect on the Corporation’s consolidated financial statements.

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

THE CORPORATION

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank), the Trusts, and First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”).  The Bank has two subsidiaries:  OakFirst Loan Center, Inc., a West Virginia finance company; and OakFirst Loan Center, LLC, a Maryland finance company.  First United Insurance Agency, Inc, a subsidiary of OakFirst Loan Center, Inc., was merged into the Insurance Group effective June 30, 2009.  The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 27 offices and 33 automated teller machines.

We maintain an Internet site at www.mybank4.com on which we make available, free of charge, First United Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of Financial Accounting Standards Board Staff Position No. FAS 115-2 and FAS 124-2 (“FSP No. FAS 115-2 and FAS 124-2”), management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  Further discussion about FSP No. FAS 115-2 and FAS 124-2 and its application can be found below under the heading “Investments Securities”.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2008.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2009 and 2008 and is qualified in its entirety by the detailed information and unaudited financial statements including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Six Months
	Ended June 30,
	2009	2008
Per Share Data

Basic net income per common share	$.47	$1.19
Diluted net income per common share	$.47	$1.19

Dividends Declared	$.40	$.40
Book Value	$11.62	$15.50
Significant Ratios
Return on Average Assets (a)	.43%	.93%
Return on Average Equity (a)	7.07%	14.16%
Dividend Payout Ratio (b)	69.18%	33.81%
Average Equity to Average Assets	6.05%	6.58%

Note: (a) Annualized (b) Cash dividends paid as a percent of net income

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders for the first half of 2009 totaled $2.88 million or $.47 per common share, compared to $7.25 million or $1.19 per common share for the same period of 2008.  The decrease in net income resulted primarily from a $2.2 million other-than-temporary impairment charge related to available-for-sale securities, a $.4 million realized loss on the investment portfolio, $1.6 million in increased loan loss provision expense and increased FDIC premiums due to the special assessment charge of $.8 million recognized in June 2009.  Core operations remained strong as our net interest income for the first half of 2009 increased $1.9 million when compared to the same period of 2008 and our net interest margin increased from 3.67% for the first six months of 2008 to 3.76% for the first six months of 2009.  The provision for loan losses was $3.9 million for the six months ended June 30, 2009, compared to $2.4 million for the same period of 2008.  Interest expense on our interest-bearing liabilities decreased $5.9 million due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.  The increased provision was necessary to provide specific allocations for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and due to increases in the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Other operating income decreased $3.8 million during the first half of 2009 when compared to the same period of 2008. This decrease is primarily attributable to the recognition of a $2.2 million other-than-temporary impairment charge and a $.4 million realized loss on the investment portfolio.  Trust department income and income earned on bank owned life insurance have also declined as compared to the same time period in 2008 due to decreases in the market values of assets under management and reduced interest rates.  Management has also noted a decrease in consumer spending as service charge income has shown a decline during the first six months of 2009.  These declines were offset slightly by increased insurance commission income as a result of acquisitions late in 2008.  Operating expenses increased $2.5 million in the first six months of 2009 when compared to the same period of 2008.  This increase includes the $.8 million FDIC special assessment charge and increases in personnel expenses as we continue our expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by our insurance agencies.

Consolidated net income available to common shareholders for the second quarter of 2009 totaled $.8 million or $.12 per share, compared to $4.1 million or $.68 per share for the same period of 2008.  The net interest margin for the second quarter of 2009 was 3.66% compared to 3.77% for the same period of 2008.  This decrease is primarily attributable to the increase in interest-earning assets of $63.6 million and a decrease in rates during the second quarter 2009 when compared to the second quarter 2008.  Second quarter 2009 operating expenses increased by 18% when compared to operating expenses for the second quarter of 2008 due to increased personnel costs and increased FDIC premiums mentioned above.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent basis to facilitate performance comparisons between taxable and tax-exempt assets.  Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2009 and 2008.

	For the six months ended June 30
	2009			2008

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Loans	$1,129,314	$34,530	6.17%	$1,052,424	$37,450	7.16%

Investment securities	333,027	10,286	6.23	366,011	10,770	5.92

Other interest earning assets	53,423	4	.02	17,494	410	4.71

Total earning assets	$1,515,764	44,820	5.96%	$1,435,929	48,630	6.81%

Interest-bearing liabilities

Interest-bearing deposits	$1,131,651	10,550	1.88%	$1,048,958	16,641	3.19%

Short-term borrowings	43,586	155	.72	54,395	623	2.30

Long-term borrowings	277,164	5,852	4.26	231,668	5,192	4.51

Total interest-bearing liabilities	$1,452,401	16,557	2.30%	$1,335,021	22,456	3.38%

Net interest income and spread		$28,263	3.66%		$26,174	3.43%

Net interest margin			3.76%			3.67%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income increased $2.1 million during the first six months of 2009 over the same period in 2008 due to a $5.9 million (26.3%) decrease in interest expense, offset by a $3.8 million (7.8%) decrease in interest income.  The decrease in interest income resulted primarily from a decrease in interest rates on loans during the first six months of 2009 and our desire to maintain higher cash levels when compared to the first six months of 2008.  As of June 30, 2009, a reversal of approximately $28,000 is reflected in the other interest earning assets.  This reversal was due to the accrual of dividends stock issued by the Federal Home Loan Bank (“FHLB”) of Atlanta at a rate of .80% for the fourth quarter of 2008.  The Corporation was notified during the first quarter of 2009 that the FHLB of Atlanta would not pay a dividend for the fourth quarter 2008.  The decreases in interest rates throughout 2008 contributed to the decrease in the average rate on our average earning assets of 85 basis points, from 6.81% for the first six months of 2008 to 5.96% for the first six months of 2009 (on a fully tax equivalent basis).

Interest expense decreased during the first six months of 2009 when compared to the same period of 2008 due to a reduction in interest rates on interest-bearing liabilities.  Average interest-bearing liabilities increased in the first six months of 2009 by $117.4 million when compared to the same time period for 2008, with interest-bearing deposits increasing by approximately $82.7 million.  The effect of the decreasing rate environment throughout 2008, our decision to only increase special pricing for full relationship customers and the short duration of our portfolio resulted in a 108 basis point decrease in the average rate paid on our average interest-bearing liabilities from 3.38% for the six months ended June 30, 2008 to 2.30% for the same period of 2009.

The net result of the aforementioned factors was a 9 basis point increase in the net interest margin during the first six months of 2009 to 3.76% from 3.67% for the same time period of 2008.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30
	2009			2008

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Loans	$1,128,855	$16,952	6.02%	$1,059,160	$18,490	7.02%

Investment securities	326,736	4,954	6.08	379,389	5,589	5.93

Other interest earning assets	69,011	20	.12	22,468	231	4.13

Total earning assets	$1,524,602	21,926	5.77%	$1,461,017	24,310	6.69%

Interest-bearing liabilities

Interest-bearing deposits	$1,127,301	5,001	1.78%	$1,054,781	7,525	2.87%

Short-term borrowings	41,858	80	.77	49,701	288	2.33

Long-term borrowings	277,035	2,929	4.24	263,213	2,814	4.30

Total interest-bearing liabilities	$1,446,194	8,010	2.22%	$1,367,695	10,627	3.13%

Net interest income and spread		$13,916	3.55%		$13,683	3.56%

Net interest margin			3.66%			3.77%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the second quarter of 2009 increased $.2 million in comparison to the second quarter of 2008.  This increase resulted from a $2.6 million decrease in interest expense during the period offset by a decrease in interest income of $2.4 million.  The decrease in interest expense resulted from a decrease in rates paid on interest-bearing deposits.  Average loans increased by $69.7 million while the average balance in investment securities declined by $52.7 million.  Average interest-bearing liabilities increased by $78.5 million (5.7%) during the second quarter of 2009 when compared to the second quarter of 2008.  This increase resulted primarily from increases in interest-bearing deposits and long-term borrowings offset by a decrease in short-term borrowings.  The effective rate on these liabilities decreased by 91 basis points comparing quarter to quarter.  Overall, the net interest margin decreased by 11 basis points from 3.77% to 3.66% when comparing quarter to quarter.

Provision for Loan Losses

The provision for loan losses was $3.9 million for the first six months of 2009, compared to $2.4 million for the same period of 2008.  The increase in the provision was in response to the increase in net charge-offs, specific allocations for impaired loans (primarily acquisition and development loans) where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and increases in the qualitative factors as a result of the current recession and distressed economic environment during 2008 and the first six months of 2009.  Additional information regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses is provided below under the heading “Allowance and Provision for Loan Losses”.

Other Operating Income

Other operating income decreased $3.8 million during the first six months of 2009 when compared to the same period of 2008. The decrease is primarily attributable to the recognition of $2.2 million in other-than-temporary impairment charges, a $.4 million realized loss on the investment portfolio, as a result of moving two securities to trading, and decreases in service charge income due to decreased consumer spending. Trust department revenue and income on our bank owned life insurance policies also decreased due to declines in the market values of assets under management and reduced interest rates.  These declines were offset slightly by increased insurance commission income as a result of acquisitions during 2008.

Other operating income for the second quarter of 2009 decreased $2.0 million when compared to the second quarter of 2008.  The decrease in the second quarter is primarily attributable to the $1.4 million other-than-temporary impairment charge on the investment portfolio.  Insurance commissions increased 35.5% in the second quarter compared to the same period in 2008 due in part to the acquisitions in 2008.  The composition of operating income is illustrated in the following table.  For comparative purposes, the securities losses of $2.6 million at June 30, 2009 and securities gain of $.4 million at June 30, 2008 have been excluded from the six month ended table as well as the securities losses of $1.4 million for the three-month period in 2009 and the $.08 million gain for the three-month period in 2008.  However, these amounts are reflected in other operating income on the consolidated statements of income.

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service charges	35%	37%	35%	38%
Trust department	22%	24%	22%	22%
Insurance commissions	19%	13%	18%	12%
Bank owned life insurance	4%	5%	3%	4%
Other income	20%	21%	22%	24%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses increased $2.5 million or 12% for the first half of 2009 when compared to the first half of 2008.  For the second quarter 2009, other operating expenses increased $1.9 million, or 18%, when compared to the same time period of 2008.  The increases for both periods were due to increases in personnel expenses and occupancy and equipment expenses as we continue our expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by our insurance agencies.  In addition, pension expense for the Corporation’s defined benefit plan increased $.2 million in the first six months of 2009 when compared to the first six months of 2008.  This increase is a result of the decline in market value of the plan assets and the lower discount rate.  We have also recognized increases in other expenses directly attributable to the FDIC special assessment of $.8 million.    The composition of operating expense is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	Six Months ended		Three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Salaries and employee benefits	50%	54%	47%	51%
Occupancy, equipment and data processing	18%	18%	18%	18%
Other	32%	28%	35%	31%
	100%	100%	100%	100%

Applicable Income Taxes

The effective tax rate for the first six months of 2009 was 28%, compared to 33% for the first six months of 2008.  The effective tax rate for the year-ended December 31, 2008 was 29%.  The decrease in 2009 when compared to the same time period in 2008 is primarily attributable to a decrease in pre-tax income and an increase in the proportionate share of tax-exempt income in relation to investments in state and political subdivisions held by the Corporation.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.6 billion at June 30, 2009, a decrease of $4.7 million since December 31, 2008.  During this time period, gross loans decreased $5.9 million, cash and interest-bearing deposits in banks increased $29.3 million and our investment portfolio decreased $27.8 million.  The decrease in loans is due to a decrease in the indirect installment and residential mortgage portfolios.  Cash and due from banks increased as management made the decision not to replace called investments in order to increase our liquidity position.  Total liabilities decreased by approximately $33.1 million during the first half of 2009, reflecting decreases in total deposits of $21.0 million and in long-term and short-term borrowings of $.5 million and $13.2 million, respectively.  The decrease in deposits is due to the redemption of $64 million in brokered money market accounts offset by strong retail deposit growth in money market, overnight investments, and certificates of deposit products.  The increase of $28.4 million in shareholders’ equity is primarily attributable to the $30.0 million raised in January 2009 through the sale of preferred securities to U.S. Department of the Treasury pursuant to its Capital Purchase Program, offset partially by the $2.3 million increase in the accumulated other comprehensive loss due to the unrealized losses in the investment portfolio at June 30, 2009.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	June 30, 2009		December 31, 2008
Commercial	$597.3	53%	$575.9	51%
Residential – Mortgage	400.1	35	403.8	36
Installment	122.1	11	140.2	12
Residential – Construction	9.1	1	14.6	1

Total Loans	$1,128.6	100%	$1,134.5	100%

Comparing loans at June 30, 2009 to loans at December 31, 2008, our loan portfolio has decreased by $5.9 million (0.5%).  Continued growth in commercial loans ($21.4 million) was offset by a decline in our residential mortgage and construction portfolio ($9.2 million) and a decline in our installment portfolio ($18.1 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product.   The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans.  We are using secondary market outlets to satisfy these loan requests.  The growth in the commercial portfolio is a result of continuous growth in our new market areas.  At June 30, 2009, approximately 73% of the commercial loan portfolio was collateralized by real estate, compared to 74% at December 31, 2008.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(Dollars in thousands)	June 30, 2009	December 31, 2008
Non-accrual loans	$46,671	$24,553
Accruing loans past due 90 days or more	723	3,476
Total	$47,394	$28,029
Total as a percentage of total loans	4.20%	2.47%

Performing loans considered impaired loans, as defined and identified by management, amounted to $28.0 million at June 30, 2009 and $56.5 million at December 31, 2008.  This decrease since December 31, 2008 is directly attributable to an increase in non-accrual loans.  Loans are identified as impaired when the loan is classified as substandard and management determines that it is probable that the borrower will not be able to pay principal and interest according to the contractual terms of the loan.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

As of June 30, 2009, we had $61.7 million in funded real estate acquisition and development loans throughout our market areas, compared to $74.6 million at December 31, 2008.  We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

During the past several years, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures.  A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity.  These borrowers typically pose a higher risk of defaults and foreclosure.  We generally do not make sub-prime loans.  When we do make such loans, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan.  Management believes that, as of June 30, 2009, our exposure to risk related to sub-prime loans is very low.  However, it should be noted that the weak economy and the recent global banking crisis have adversely affected local housing markets as well as the demand for and availability of credit.

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

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):

	2009	2008
Balance, January 1	$14,347	$7,304
Gross charge offs	(4,354)	(1,257)
Recoveries	444	478
Net credit losses	(3,910)	(779)
Provision for loan losses	3,920	2,353
Balance at end of period	$14,357	$8,878

Allowance for Loan Losses to loans outstanding (as %)	1.27%	.83%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.69%	.15%

The allowance for loan losses increased to $14.4 million at June 30, 2009, compared to $14.3 million at December 31, 2008.  The provision for loan losses was $3.9 million for the first six months of 2009, compared to $2.4 million for the same period of 2008.  The increase in the provision for loan losses in the first six months of 2009 when compared to the same period of 2008 was in response to the increase in net charge-offs and non-performing loans, the results of our quarterly review of the adequacy of the qualitative factors affecting the allowance, and specific allocations for impaired loans.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

Net charge-offs relating to the installment loan portfolio represent 18% of our total net charge-offs for the first half of 2009.  Generally, installment loans are charged-off after they are 120 days contractually past due.  Loans past due 30 days or more were $3.5 million or 2.86% of the installment portfolio at June 30, 2009, compared to $4.85 million or 3.46% at December 31, 2008.

Management believes that the allowance for loan losses at June 30, 2009 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At June 30, 2009, the total cost basis of the investment portfolio was $386.3 million, compared to a fair value of $326.8 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	June 30, 2009			December 31, 2008
(Dollars in millions)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$103.8	$104.3	32%	$111.9	$113.6	32%
Residential mortgage-backed agencies	69.0	71.6	22	80.3	82.6	23
Collateralized mortgage obligations	45.3	36.1	11	51.8	40.6	12
Obligations of states and political subdivisions	99.9	98.1	30	95.9	93.5	26
Collateralized debt obligations	68.3	16.7	5	70.3	24.3	7
Total Investment Securities	$386.3	$326.8	100%	$410.2	$354.6	100%

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2009 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	(in thousands)
Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$3,714	$3,763
Due after one year through five years	35,812	36,673
Due after five years through ten years	16,875	17,169
Due after ten years	215,653	161,455
	272,054	219,060
Residential mortgage-backed agencies	69,026	71,597
Collateralized mortgage obligations	45,240	36,108
	$386,320	$326,765

Total investment securities have decreased $27.8 million since December 31, 2008.  U.S. government agencies decreased by $9.3 million during the first half of the year primarily due to calls in the portfolio. Residential mortgage-backed agencies and collateralized mortgage obligations decreased by $15.5 million as a result of increased paydowns on the underlying loans.  The collateralized debt obligations portfolio consists primarily of trust preferred securities issued by trust subsidiaries of financial institutions and insurance companies that are collateralized by junior subordinated debentures issued by those parent institutions.  The decrease in this sector of $7.6 million is due to a decline in the market value of these securities directly attributable to the current economic environment and its impact on the financial services industry.  The decreases in these sectors were offset by an increase in state and political subdivisions of $4.6 million.

At June 30, 2009, the securities classified as available-for-sale included a net unrealized loss of $59.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.  The comparable amount at December 31, 2008 was an unrealized loss of $55.6 million.  Typically, the fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.  However, fair values have also been affected by factors such as marketability, liquidity and the current economic environment.

As discussed in Note F to the consolidated financial statements presented elsewhere in this report, effective January 1, 2008, the Corporation began measuring fair market values based on the fair value hierarchy established in SFAS 157 as amended in April 2009, by FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. FAS 157-4”).  This FSP provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $16.7 million (5%) of our securities available-for-sale were classified using significant unobservable inputs (Level 3 assets).  These trust preferred securities are classified as collateralized debt obligations and contributed approximately $51.6 million to the unrealized loss reported in our accumulated other comprehensive loss on the Statement of Financial Condition.  The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 4.15% to 20.59% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support.  This provides additional support to our investment.

As part of its other-than-temporary impairment analysis, management reviewed all of the underlying issuers for each trust preferred security in the portfolio.  Various credit factors were analyzed and as a result, management identified issuers we considered to represent collateral at risk.  The total collateral at risk for each security was then compared to the amount of collateral that would need to move to deferral or default in order to cause a break in yield for a given class of bonds.  A break in yield means that deferrals or defaults have reached such a level that the tranche would not receive all of the contractual cash flows (principal and interest) by the maturity date. This is indicative of a permanent credit loss.  This information was reviewed along with the results of the cash flow tests described below to assess whether a security is other-than-temporarily impaired.

The following table provides a summary of these securities and the credit status of the securities as of June 30, 2009.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Book Value	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Collateral at Risk (Internal Assessment)
Preferred Term Security I	Mezz	967	889	(78)	CC	277,500	15.86%	233,500	(2,508)	(1.07)%	-
Preferred Term Security XI	B-1	1,500	961	(539)	CC	601,775	14.42%	520,303	(46,586)	(8.95)%	31,500
Preferred Term Security XV*	B-1	5,026	1,789	(3,237)	CC	598,300	17.33%	498,446	(64,196)	(12.88)%	5,000
Preferred Term Security XVI	C	3,524	800	(2,724)	CC	606,040	18.47%	497,221	(43,278)	(8.70)%	-
Preferred Term Security XVII	C	1,472	411	(1,061)	CC	501,470	16.89%	419,028	(23,651)	(5.64)%	-
Preferred Term Security XVII	C	4,417	1,234	(3,183)	CC	501,470	16.89%	419,028	(23,651)	(5.64)%	-
Preferred Term Security XVIII	C	1,995	257	(1,738)	CCC	676,565	16.55%	567,328	(42,124)	(7.42)%	-
Preferred Term Security XVIII	C	2,991	385	(2,606)	CCC	676,565	16.55%	567,328	(42,124)	(7.42)%	-
Preferred Term Security XIX	C	2,510	391	(2,119)	CC	700,535	14.27%	603,192	(37,869)	(6.28)%	3,500
Preferred Term Security XIX	C	1,505	234	(1,271)	CC	700,535	14.27%	603,192	(37,869)	(6.28)%	3,500
Preferred Term Security XIX	C	3,510	547	(2,963)	CC	700,535	14.27%	603,192	(37,869)	(6.28)%	3,500
Preferred Term Security XIX	C	1,505	234	(1,271)	CC	700,535	14.27%	603,192	(37,869)	(6.28)%	3,500
Preferred Term Security XXII	C-1	5,026	517	(4,509)	C	1,386,600	16.70%	1,159,602	(63,815)	(5.50)%	43,000
Preferred Term Security XXII	C-1	2,020	207	(1,813)	C	1,386,600	16.70%	1,159,602	(63,815)	(5.50)%	43,000
Preferred Term Security XXIII	C-1	1,972	620	(1,352)	CCC	1,388,000	13.44%	1,204,269	(15,207)	(1.26)%	75,000
Preferred Term Security XXIII	D-1	2,025	190	(1,835)	CC	1,388,000	13.44%	1,204,269	(118,735)	(9.86)%	75,000
Preferred Term Security XXIII	D-1	6,066	569	(5,497)	CC	1,388,000	13.44%	1,204,269	(118,735)	(9.86)%	75,000
Preferred Term Security XXIV*	C-1	3,227	130	(3,097)	CC	1,050,600	20.59%	837,102	104,128	(12.44)%	3,000
Preferred Term Security XXV	D-1	1,116	73	(1,043)	C	877,400	20.30%	701,365	138,477	19.74%	30,000
Preferred Term Security I-P-I	B-2	2,000	1,156	(844)	B+	211,000	16.59%	176,000	10,066	5.72%	-
Preferred Term Security I-P-IV	B-1	3,001	1,839	(1,162)	B	313,000	4.15%	300,000	21	7.26%	-
Preferred Term Security I-P-IV	B-1	5,000	3,065	(1,935)	B	313,000	4.15%	300,000	21	7.26%	-
SOLOSO SE 1A	B-1L	2,558	120	(2,438)	CC	526,000	9.98%	473,500	(21,771)	(4.60)%	3,500
ALESCO 11A*	D	3,415	58	(3,357)	C	667,095	17.02%	553,542	(70,712)	(12.77)%	4,200

Total Level 3 Securities Available for Sale		68,348	16,676	(51,672)

*  Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with FSP No. FAS 115-2 and FAS 124-2.

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of FSP No. FAS 115-2 and FAS 124-2, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Due to the duration and the significant market value decline in the trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an other-than-temporary impairment has occurred.

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

The factors to be considered in reaching a conclusion about the existence of an impairment may be both subjective and objective and include knowledge and experience about past and current events as well as assumptions about future events.  In the case of the trust preferred securities, the decline in fair value is attributable to adverse conditions in the market, adverse conditions in the financial industry, as well as adverse conditions related to the underlying issuers of the securities (all of whom operate in the financial industry).

The meltdown of the sub-prime mortgage market during the past two years has resulted in the occurrence of unprecedented events in the financial services industry.  Large banking houses and investment firms have gone out of business and/or consolidated, many banks have been closed by regulators and the capital structure of many organizations has been weakened.  These events, in turn, have significantly and adversely affected all sectors of the local, national and global economies and have contributed to a national and worldwide liquidity and credit crisis.  The Federal Reserve Bank and the government have taken steps to lower interest rates, inject capital into banks and financial companies, establish outlets to sell troubled assets and have developed programs to modify troubled mortgage loans.  New accounting guidance has been provided to relieve the uncertainties of fair market accounting applications in an inactive market and to provide relief from other-than-temporary impairment not related to credit problems.  The fair market values of the trust preferred securities have shown the effects of all of these factors since the underlying issuers all operate in some realm of the financial industry, most of them community banks.

The economic environment and its impact on the financial services industry have virtually eliminated the market for the trust preferred securities in our portfolio. Based upon the application of FSP No. FAS 157-4, management has determined that there has been a significant decrease in the volume and level of activity in these securities.  There are few recent transactions in the market for these securities relative to historical levels.  There were no new pooled trust preferred issuances during 2008 and there have been none to date in 2009.  Trading activity for trust preferred securities indicates only three total trades during the first quarter of 2009 and zero trades during the second quarter of 2009, compared to a high of 116 trades in the first quarter of 2008.  The volume has declined from a high of $376 million in the first quarter of 2007 to $0 during the second quarter of 2009.  The trading and issuance data presented, along with information from traders, indicates that there is currently an inactive and inefficient market in trust preferred securities which is contributing to the depressed pricing on these securities.  Price quotations are clearly indicative of distressed trades and vary significantly from prices achieved during an active market.  Comparing each issuer’s estimate of cash flows and, taking into consideration all available market data and nonperformance risk, there is a significant increase in the implied liquidity risk premiums and yields on the securities.  This has led to a wide bid-ask spread as buyers for the securities are seeking “fire-sale” prices and owners of the securities are not willing to accept such pricing.

All of the above mentioned issues, coupled with the general interest rate environment, have had an adverse impact on the underlying banks and insurance company issuers of the trust preferred securities.  The generally accepted accounting principles that we use to prepare our financial statements require management to consider all available evidence in its evaluation of the realizable value of an investment.  Judgment is required to determine whether factors exist that indicate an impairment loss has been incurred at the end of a reporting period.  The judgment may be based on both subjective and objective factors. At the time of purchase, 19 of the trust preferred securities were rated A and seven were rated BBB. In its analysis, management considered the credit ratings as part of its overall evaluation of the underlying collateral.  Management also recognizes that there have been instances over the past several months where highly rated securities have failed.  Two of the preferred term securities in our portfolio were downgraded by Moody’s in the fourth quarter of 2008 and an additional eight were downgraded in March 2009.  During the quarter ended June 30, 2009, the remaining preferred term securities in our portfolio were downgraded below investment grade by Fitch Ratings. Due to the credit downgrades, management performed an in-depth analysis of the underlying issuers in every trust preferred security owned by the Corporation and shock tests of collateral values were performed in order to determine how much stress the securities could withstand before a loss in principal would be experienced.

In addition, the securities subject to Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20”), are monitored for significant adverse changes in cash flow projections. On January 12, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF 99-20”, effective for interim and annual reporting periods ending after December 15, 2008.  The purpose of this guidance is to better align the impairment guidance and assessment of an other-than-temporary impairment with the related guidance in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The primary change in the new guidance is the removal of the requirement to estimate cash flows from the views of a market participant but rather to base the estimate of cash flows on current information and events.  Further, in making the other-than-temporary assessment, the holder should consider all relevant information about past events, current conditions, and reasonable and supportable forecasts when estimating future cash flows.  This information should include remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

EITF 99-20-1 requires that the present value of the current estimated cash flows be compared to the present value of cash flows at the last reporting date.  If the present value of the original cash flows estimated at the initial transaction date (or at the last date previously revised) is greater than the present value of the current estimated cash flows, the change is considered adverse (that is, an other-than-temporary impairment should be considered to have occurred).  The following assumptions were used in our EITF 99-20-1 cash flow tests:

1.	Default Rate – .75% applied annually to bank and insurance collateral; 15% recovery after two years.
•	Based upon FDIC data, the default data since the late 70’s demonstrates that BIF (Bank Insurance Fund) insured institutions defaulted at a rate of approximately 36 basis points (bps) per year.
•	Based upon A.M. Best number of impairments experienced in the insurance industry of 72 bps per year.
•	On 11/21/08, Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised”. This study lists a recovery assumption of 15%.
2.	Prepayment Speed – 1% annually; 100% at maturity;
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

5.	Discount Rate – the rate equal to the current yield used to accrete the beneficial interest as required in EITF 99-20-1, paragraph 12b (Internal Rate of Return).

The results of the cash flow analyses showed that the present value of the current estimated cash flows were greater than or equal to the present value of cash flows at the last reporting date for all but one security.  This security showed a 56% reduction in cash flows since March 31, 2009.  As a result, management determined that we do not expect to recover the security’s entire amortized cost basis and as such, this security is other-than-temporarily impaired at June 30, 2009.

FSP 115-2 requires that an entity compare its best estimate of the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security.  Any shortfall in that comparison represents a credit loss.  In accordance with 99-20-1, the present value of cash flows for the impaired security at June 30, 2009 was compared to the present value of the cash flows previously projected at March 31, 2009.  The cash flows were discounted at 5.33% which is the current yield used to accrete the beneficial interest.  Based on this calculation, a credit loss in the amount of approximately $1.4 million was recognized in earnings for this quarter.

The following tables present a roll-forward of the amount of other-than-temporary impairment related to credit losses which have been recognized in earnings for the six and three months ended June 30, 2009.

	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Losses recorded in Other Comprehensive Income
Beginning balance January 1, 2009	$0	$0	$0
Other-than-temporary losses recognized during the Period	5,796	2,181	3,615

Ending balance June 30, 2009	$5,796	$2,181	$3,615

	Total Other- Than- Temporary Impairment Loss	Other-Than- Temporary Impairment Credit Losses recorded in Earnings	Other-Than- Temporary Impairment Losses recorded in Other Comprehensive Income
Beginning balance April 1, 2009	$3,342	$750	$2,592
Other-than-temporary losses recognized during the Period	2,454	1,431	1,023

Ending balance June 30, 2009	$5,796	$2,181	$3,615

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

Management does not intend to sell these securities nor is it more likely than not that it will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of June 30, 2009, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.  The decline in the fair market values of these securities has not had a material impact on our operations, liquidity or capital resources.

Deposits

           The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$103.3	9%	$107.7	9%
Interest-bearing demand deposits	395.4	33	430.9	35
Savings deposits	32.8	3	33.1	3
Time deposits less than $.1	289.3	24	298.8	24
Time deposits $.1 or more	381.1	31	352.4	29
Total Deposits	$1,201.9	100%	$1,222.9	100%

Deposits decreased $21.0 million during the first six months of 2009 when compared to deposits at
December 31, 2008.  Interest-bearing demand deposits decreased $35.5 million, non-interest bearing demand deposits decreased $4.4 million and savings deposits declined slightly by $.3 million.  During the second quarter of 2009, management repaid $41 million of brokered money market deposits.  Time deposits increased $19.2 million due to a successful promotion of the 13 and 24-month products.  We are shifting our focus to longer-term liabilities as we anticipate a flat to rising interest rate environment in the future.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	June 30, 2009	December 31, 2008

Short-term borrowings	$0.0	$8.5
Securities sold under agreements to repurchase	37.3	42.0
Total short-term borrowings	$37.3	$50.5

FHLB advances	$241.0	$241.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$276.9	$277.4

Total short-term borrowings decreased by approximately $13.2 million during the first six months of 2009 due primarily to the Corporation being in an overnight investment position at June 30, 2009 and a decrease in overnight investments.  Long-term borrowings decreased during the first six months of 2009 by $.5 million due to scheduled monthly amortization of long-term advances.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in or sale of the investment portfolio, loan repayments and income from earning assets.  When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity. As discussed in Note H to the consolidated financial statements presented elsewhere in this report, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs.  We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors.  Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

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

The following table presents the Corporation’s capital ratios at June 30, 2009:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	10.57%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	9.39	4.00	6.00
Tier 1 Capital (to average assets)	9.20	3.00	5.00

At June 30, 2009, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.  On January 30, 2009, pursuant to the United States Department of the Treasury’s Troubled Asset Relief Program Capital Purchase Program, the Corporation issued the following securities to Treasury for an aggregate consideration of $30,000,000:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share; and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, for an exercise price of $13.79 per share.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.  Information about the terms of these securities is provided in Note J to the consolidated financial statements presented elsewhere in this report.

On May 15, 2009, the Corporation paid a cash dividend on the Series A Preferred Stock in the amount of $437,500.  The second quarter dividend will be paid on August 17, 2009.

First United Corporation paid a cash dividend of $.20 per common share on May 1, 2009.  On June 24, 2009, the Board of Directors declared another dividend of an equal amount, to be paid on July 31, 2009 to shareholders of record as of July 14, 2009.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $127.2 million and $5.6 million, respectively, at June 30, 2009, compared to $142.3 million and $5.9 million, respectively, at December 31, 2008.  We are not a party to any other off-balance sheet arrangements.

See Note I to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2008.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2009 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Shareholders held on May 14, 2009, the shareholders of the Corporation wer asked to (i) elect four individuals to serve as directors until the 2012 Annual Meeting of Shareholders and until their successors are duly elected and qualify, (ii) to ratify the Audit Committee’s appointment of Beard Miller Company LLP as the Corporation’s registered public accouting firm for 2009, and (iii) approve the Corporation’s executive compensation program and policies.  The Corporation’s Board of Directors submitted these matters to a vote through solicitation of proxies.  The results of the votes were as follows:

Election of Directors

Class II (Terms expires 2012)	FOR	WITHHELD	ABSTAINED	BROKER NON-VOTES

01 Robert W. Kurtz	4,160,084	348,837	N/A	N/A
02 Elaine L. McDonald	4,143,670	365,251	N/A	N/A
03 Donald E. Moran	4,240,877	268,044	N/A	N/A
04 Gary R. Ruddell	4,197,235	311,686	N/A	N/A

Ratification of Appointment of Beard Miller Company LLC

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES

4,387,464	93,104	28,352	1

Approval of Executive Compensation Program and Policies

FOR	AGAINST	ABSTAINED	BROKER NON-VOTES

3,876,720	519,879	112,319	3

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

FIRST UNITED CORPORATION

Date: August 10, 2009	/s/ William B. Grant,
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date August 10, 2009	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)