Form 10-Q
period 2009-09-30
FIRST UNITED CORP/MD/
filed 2009-11-06
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
 SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,132,448 shares of common stock, par value $.01 per share, as of October 31, 2009.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Cash and due from banks	$63,096	$18,423
Interest bearing deposits in banks	36,575	882
Cash and cash equivalents	99,671	19,305
Investment securities - trading (at fair value)	183	-
Investment securities - available-for-sale (at fair value)	317,887	354,595
Federal Home Loan Bank stock, at cost	13,861	13,933
Loans	1,138,366	1,134,546
Allowance for loan losses	(16,929)	(14,347)
Net loans	1,121,437	1,120,199
Premises and equipment, net	32,363	31,124
Goodwill and other intangible assets, net	15,455	16,322
Bank owned life insurance	30,144	29,743
Deferred tax assets	25,379	31,407
Accrued interest receivable and other assets	25,369	22,476

Total Assets	$1,681,749	$1,639,104

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$107,608	$107,749
Interest bearing deposits	1,129,526	1,115,140
Total deposits	1,237,134	1,222,889
Short-term borrowings	46,229	50,495
Long-term borrowings	276,615	277,403
Accrued interest payable and other liabilities	14,784	14,529
Dividends payable	1,229	1,098
Total Liabilities	1,575,991	1,566,414

Shareholders' Equity:
Preferred stock —no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2009 (discount of $290 and $0, respectively)	29,724	-
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,132 shares at September 30, 2009 and 6,113 shares at December 31, 2008	61	61
Surplus	21,183	20,520
Retained earnings	86,388	93,092
Accumulated other comprehensive loss	(31,598)	(40,983)
Total Shareholders' Equity	105,758	72,690

Total Liabilities and Shareholders' Equity	$1,681,749	$1,639,104

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Interest income
Interest and fees on loans	$51,571	$55,921
Interest on investment securities:
Taxable	10,316	12,491
Exempt from federal income tax	2,932	2,536
Total investment income	13,248	15,027
Other	65	538
Total interest income	64,884	71,486
Interest expense
Interest on deposits	15,385	23,972
Interest on short-term borrowings	237	852
Interest on long-term borrowings	8,768	8,208
Total interest expense	24,390	33,032
Net interest income	40,494	38,454
Provision for loan losses	10,837	6,570
Net interest income after provision for loan losses	29,657	31,884
Other operating income
Service charges	4,163	4,741
Trust department	2,631	2,989
Total other-than-temporary security impairment losses	(18,334)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	7,492	—
Net securities impairment losses recognized in earnings	(10,842)	—
Securities losses – trading	(226)	—
Securities gains – available-for-sale	131	476
Insurance commissions Bank owned life insurance	2,123 401	1,602 585
Other income	2,244	2,295
Total other operating income	625	12,688
Other operating expenses
Salaries and employee benefits	17,398	16,586
Occupancy, equipment and data processing	6,494	6,027
Other expense	11,144	8,368
Total other operating expenses	35,036	30,981
(Loss)/Income before income taxes	(4,754)	13,591
Applicable income tax (benefit) expense	(2,696)	4,477
Net (Loss)/Income	(2,058)	9,114
Accumulated preferred stock dividends and discount accretion	(1,041)	—-
Net (Loss)/Income Available to Common Shareholders	$(3,099)	$9,114
Basic net (loss)/income per common share	$(.51)	$1.49
Diluted net (loss)/income per common share	$(.51)	$1.49
Dividends declared per common share	$.60	$.60
Weighted average number of common shares outstanding	6,116	6,113
Weighted average number of diluted shares outstanding	6,116	6,131

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Interest income
Interest and fees on loans	$17,061	$18,483
Interest on investment securities:
Taxable	3,041	4,321
Exempt from federal income tax	975	845
Total investment income	4,016	5,166
Other	61	128
Total interest income	21,138	23,777
Interest expense
Interest on deposits	4,835	7,330
Interest on short-term borrowings	82	230
Interest on long-term borrowings	2,916	3,016
Total interest expense	7,833	10,576
Net interest income	13,305	13,201
Provision for loan losses	6,917	4,217
Net interest income after provision for loan losses	6,388	8,984
Other operating income
Service charges	1,460	1,595
Trust department	944	971
Total other-than-temporary security impairment losses	(12,538)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	3,877	—
Net security impairment losses recognized in earnings	(8,661)	—
Securities gains – trading	147	—
Securities gains – available-for-sale	35	—-
Insurance commissions	682	521
Bank owned life insurance	133	138
Other income	730	553
Total other operating (loss)/income	(4,530)	3,778
Other operating expenses
Salaries and employee benefits	5,551	5,364
Occupancy, equipment and data processing	2,236	2,182
Other expense	3,713	2,430
Total other operating expenses	11,500	9,976
(Loss)/Income before income taxes	(9,642)	2,786
Applicable income tax (benefit) expense	(4,056)	921
Net (Loss)/Income	(5,586)	1,865
Accumulated preferred stock dividends and discount accretion	(389)	—-
Net (Loss)/Income Available to Common Shareholders	$(5,975)	$1,865
Basic net (loss)/income per common share	$(.97)	$.30
Diluted net (loss)/income per common share	$(.97)	$.30
Dividends per common share	$.20	$.20
Weighted average number of common shares outstanding	6,132	6,103
Weighted average number of diluted shares outstanding	6,132	6,121

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2008	$-	$61	$21,400	$88,859	$(5,655)	$104,665

Comprehensive income:
Net income				8,871		8,871
Unrealized loss on securities available-for- sale, net of income taxes of $20,748					(30,660)	(30,660)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $2,784					(4,668)	(4,668)
Comprehensive loss						(26,457)
Issuance of 25,814 shares of common stock under dividend reinvestment plan			362			362
Repurchase of common stock			(1,391)			(1,391)
Stock based compensation			149			149
Cash dividends declared - $.80 per share				(4,638)		(4,638)

Balance at December 31, 2008	-	61	20,520	93,092	(40,983)	72,690

Comprehensive income:
Net loss				(2,058)		(2,058)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $6,466					9,554	9,554
Unrealized loss on derivatives, net of income taxes of $115					(169)	(169)
Comprehensive income						7,327
Issuance of 32,373 shares of common stock under dividend reinvestment plan			366			366
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP – 30,000 shares	29,687					29,687
Preferred stock discount accretion	37			(37)		-
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(813)		(813)
Cash dividends declared on common stock- $.60 per share				(3,796)		(3,796)

Balance at September 30, 2009	$29,724	$61	$21,183	$86,388	$(31,598)	$105,758

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
	Nine Months Ended September 30,
	2009	2008
Operating activities	(Unaudited)
Net (loss)/income	$(2,058)	$9,114
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Provision for loan losses	10,837	6,570
Depreciation	2,046	2,130
Stock compensation	(16)	140
Amortization of intangible assets	867	513
Loss on foreclosed real estate	114	—
Net amortization /(accretion) of investment securities discounts and premiums	161	(433)
Other-than-temporary-impairment loss on securities	10,842	—
Loss on investment securities- trading	226	—
Gain on investment securities-available for sale	(131)	(476)
Increase in accrued interest receivable and other assets	(1,425)	(3,647)
Increase in deferred tax assets	(437)	(92)
Increase in accrued interest payable and other liabilities	255	114
Earnings on bank owned life insurance	(401)	(585)
Net cash provided by operating activities	20,880	13,348
Investing activities
Proceeds from maturities of investment securities available-for-sale	73,738	61,742
Proceeds from sales/calls of investment securities available-for-sale	37,878	15,270
Purchases of investment securities available-for-sale	(70,170)	(179,169)
Purchases of investment securities held to maturity	—	(8,700)
Proceeds from sales of foreclosed real estate	1,148	—
Net increase in loans	(14,974)	(60,582)
Net decrease (increase) in FHLB stock	72	(4,599)
Purchases of premises and equipment	(3,285)	(1,911)
Net cash provided by (used in) investing activities	24,407	(177,949)
Financing activities
Net (decrease) increase in short-term borrowings	(4,266)	15,742
Payments on long-term borrowings	(788)	(15,786)
Proceeds from long-term borrowings	—	115,000
Net increase in deposits	14,245	50,362
Proceeds from issuance of preferred stock and warrant	30,000	—
Cash dividends paid	(3,665)	(3,670)
Preferred stock dividends paid	(813)	—
Proceeds from issuance of common stock	366	360
Stock repurchase	—	(1,248)
Net cash provided by financing activities	35,079	160,760
Increase (decrease) in cash and cash equivalents	80,366	(3,841)
Cash and cash equivalents at beginning of the year	19,305	25,802
Cash and cash equivalents at end of period	$99,671	$21,961
Supplemental information
Interest paid	$25,679	$33,947
Taxes paid	$1,750	$5,120
Non-cash investing activities:
Transfers from loans to foreclosed real estate	$2,899	$313
Transfers from available-for-sale securities to trading	$409	$—

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation (the “Corporation”) and its consolidated subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events. The evaluation was conducted through November 9, 2009, the date these financial statements were issued.

Note B – Earnings per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. There is no dilutive effect on the earnings per share during  loss periods.  The outstanding warrant did not have a dilutive effect under the treasury stock method because the average market prices of the common stock for the three- and nine-month periods ended September 30, 2009 of $10.88 per share and $10.87 per share, respectively, did not exceed the exercise price of the warrant ($13.79 per share).

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2009 and 2008 (in thousands, except for per share amounts):

	For the nine months ended
	September 30, 2009			September 30, 2008
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net (loss)/income	$(2,058)			$9,114
Accumulated preferred stock dividends	(1,004)			—
Discount accretion on preferred stock	(37)			—
Net (loss)/income available to common shareholders	$(3,099)	6,116	$(.51)	$9,114	6,113	$1.49

Diluted Earnings Per Share:
Net (loss)/income available to common shareholders	$(3,099)	6,116	$(.51)	$9,114	6,113	$1.49
Non-vested employee stock award					18
Diluted net (loss)/income available to common shareholders	$(3,099)	6,116	$(.51)	$9,114	6,131	$1.49

	For the three months ended
	September 30, 2009			September 30, 2008
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net (loss)/income	$(5,586)			$1,865
Accumulated preferred stock dividends	(375)			—
Discount accretion on preferred stock	(14)			—
Net (loss)/income available to common shareholders	$(5,975)	6,132	$(.97)	$1,865	6,103	$.30

Diluted Earnings Per Share:
Net (loss)/income available to common shareholders	$(5,975)	6,132	$(.97)	$1,865	6,103	$.30
Non-vested employee stock award					18
Diluted net (loss)/income available to common shareholders	$(5,975)	6,132	$(.97)	$1,865	6,121	$.30

Note C – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of new accounting guidance for subsequent measurement in Topic 320 (ASC Section 320-10-35), which the Corporation early adopted effective March 31, 2009 according to the effective date provisions of ASC Paragraph 320-10-65-1, management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Item 2 of Part I of this report under the heading “Investment Securities”.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale, at September 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2009
U.S. government agencies	$93,769	$1,067	$153	$94,683
Residential mortgage-backed agencies	63,822	3,410	—	67,232
Collateralized mortgage obligations	42,918	—	8,183	34,735
Obligations of states and political subdivisions	97,080	3,542	144	100,478
Collateralized debt obligations	59,928	—	39,169	20,759

Totals	$357,517	$8,019	$47,649	$317,887
December 31, 2008
U.S. government agencies	$111,938	$1,885	$178	$113,645
Residential mortgage-backed agencies	80,354	2,222	15	82,561
Collateralized mortgage obligations	51,753	—	11,115	40,638
Obligations of states and political subdivisions	95,876	705	3,096	93,485
Collateralized debt obligations	70,324	—	46,058	24,266

Totals	$410,245	$4,812	$60,462	$354,595

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$9,997	$3	$14,850	$150
Residential mortgage-backed agencies	—	—	—	—
Collateralized mortgage obligations	—	—	34,735	8,183
Obligations of states and political Subdivisions	905	13	8,208	131
Collateralized debt obligations	—	—	20,759	39,169
	$10,902	$16	$78,552	$47,633

	December 31, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$19,822	$178	$—	$—
Residential mortgage-backed agencies	806	15	—	—
Collateralized mortgage obligations	37,423	9,927	3,216	1,188
Obligations of states and political Subdivisions	66,735	2,781	3,632	315
Collateralized debt obligations	2,159	5,393	21,724	40,665
	$126,945	$18,294	$28,572	$42,168

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2009 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	(in thousands)
Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$2,460	$2,478
Due after one year through five years	25,817	26,254
Due after five years through ten years	16,718	17,407
Due after ten years	205,782	169,781
	250,777	215,920
Residential mortgage-backed agencies	63,822	67,232
Collateralized mortgage obligations	42,918	34,735
	$357,517	$317,887

U.S. Government Agencies – The unrealized losses on the Corporation’s investments in U.S. government agencies of $153,000 are attributable to the lower interest rate environment and call features associated with the securities with premiums paid at the time of purchase.  All of these securities are of the highest investment grade.  The fair value of one security has been impaired for over 12 months and the fair value of one security has been impaired for less than 12 months.  Contractually, the issuers are not permitted to settle the securities at a price less than the amortized cost basis of the individual investments.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Residential Mortgage-Backed Agencies - The residential mortgage-backed agencies are in an unrealized gain position of $3.4 million at September 30, 2009.  All of these securities are of the highest investment grade.  Therefore, no impairment exists at September 30, 2009.

Collateralized Mortgage Obligations – The collateralized mortgage obligations are in an unrealized loss position of $8.2 million at September 30, 2009.  All nine of these securities are private label residential mortgage-backed securities and have been in an unrealized loss position for 12 months or more.  These securities are reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that all of the securities continue to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  The Corporation purchased all of these securities at a discount relative to their face amounts.  All of these securities were of the highest investment grade at the time of purchase.  As of September 30, 2009, two have been downgraded to one level below investment grade and five have been downgraded more than one level below investment grade.  All of these securities continue to perform as expected at the time of purchase.  This class of securities has been reduced by $8.8 million since December 31, 2008 due to principal paydown.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were in an unrealized loss position of $144,000 at September 30, 2009.  Ten securities carried a fair value less than amortized cost basis for over 12 months and two securities have been in an unrealized loss position for less than 12 months.  All of the Corporation’s investments in states and other political subdivisions are of investment grade as determined by the major rating agencies.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Collateralized Debt Obligations - The $39.2 million in unrealized losses reported for collateralized debt obligations at September 30, 2009 relates to 22 pooled trust preferred securities.  See Note F for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed, management determined that six of the collateralized debt obligations in the Corporation’s portfolio were other-than-temporarily impaired.  As a result of this assessment, the Corporation recorded an $18.3 million other-than-temporary impairment loss on these securities as of September 30, 2009.  Year to date, $10.8 million of other-than-temporary losses have been recognized in earnings on the six trust preferred securities and $226,000 of losses have been recognized as a result of moving four securities to trading.  The unrealized losses on the remaining investment securities are primarily attributable to factors such as changes in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a roll-forward of the amount of other-than-temporary impairment (“OTTI”) related to credit losses which have been recognized in earnings.

	Other-Than- Temporary Impairment Credit Losses recorded in Earnings (in thousands)	Other-Than- Temporary Impairment Losses recorded in Other Comprehensive Income (in thousands)
Beginning balance January 1, 2009	$2,724	$0
Other-than-temporary losses recognized during the period:
Additions for OTTI not previously recognized	7,925	5,881
Additional increases for OTTI previously recognized when there is no intent to sell and no requirements to sell before recovery of amortized cost basis	2,917	1,611
Total other-than-temporary losses recognized during the period	10,842	7,492

Ending balance September 30, 2009	$13,566	$7,492

	Other-Than- Temporary Impairment Credit Losses recorded in Earnings (in thousands)	Other-Than- Temporary Impairment Losses recorded in Other Comprehensive Income (in thousands)
Beginning balance July 1, 2009	$4,905	$3,615
Other-than-temporary losses recognized during the period:
Additions for OTTI not previously recognized	5,744	5,881
Additional increases(decreases) for OTTI previously recognized when there is no intent to sell and no requirements to sell before recovery of amortized cost basis	2,917	(2,004)
Total other-than-temporary losses recognized during the period	8,661	3,877

Ending balance September 30, 2009	$13,566	$7,492

Note D – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	September 30, 2009	December 31, 2008

Cash and due from banks, weighted average interest rate of .22% (atSeptember 30, 2009)	$63,096	$18,423

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of September 30, 2009 and December 31, 2008, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and First Tennessee Bank (“FTN”).

	September 30, 2009	December 31, 2008

FHLB daily investments, interest rate of 0.01% (at September 30, 2009)	$36,003	$882
FTN daily investments, interest rate of 0.07% (at September 30, 2009)	550	—
FTN Fed Funds sold, interest rate of 0.25% (at September 30, 2009)	22	—

Note E - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta and Atlantic Central Bankers Bank, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35).  Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

On March 25, 2009, the FHLB of Atlanta announced that it would not pay a dividend for the fourth quarter of 2008.  On June 3, 2009, the FHLB of Atlanta announced that it would not pay a dividend for first quarter of 2009.  During the first quarter of 2009, the Corporation reversed approximately $28,000 in dividends that were accrued for the fourth quarter of 2008.  On August 12, 2009, FHLB of Atlanta announced that a dividend for the second quarter of 2009 would be paid.  A dividend of $29,000 was posted during the third quarter of 2009.  The Corporation has not accrued any dividends for the third quarter of 2009.

Management believes that no impairment charge in respect of the restricted stock is necessary as of September 30, 2009.

Note F – Fair Value of Financial Instruments

The Corporation complies with the guidance of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. This guidance applies only to fair value measurements required or permitted under current accounting guidelines, but does not require any new fair value measurements.  The Corporation also follows the guidance on matters relating to all financial instruments found in ASC Subtopic 825-10, Financial Instruments – Overall.

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date.  Fair value is best determined by values quoted through active trading markets.  Active trading markets are characterized by numerous transactions of similar financial instruments between willing buyers and willing sellers. Because no active trading market exists for various types of financial instruments, many of the fair values disclosed were derived using present value discounted cash flows or other valuation techniques described below.  As a result, the Corporation’s ability to actually realize these derived values cannot be assumed.

The Corporation measures fair values based on the fair value hierarchy established in ASC Paragraph 820-10-35-37.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of inputs that may be used to measure fair value under the hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets and liabilities.  This level is the most reliable source of valuation.

Level 2: Quoted prices that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.  Level 2 inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).  It also includes inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).  Several sources are utilized for valuing these assets, including a contracted valuation service, Standard & Poor’s (S&P) evaluations and pricing services, and other valuation matrices.

Level 3: Prices or valuation techniques that require inputs that are both significant to the valuation assumptions and not readily observable in the market (i.e. supported with little or no market activity).  Level 3 instruments are valued based on the best available data, some of which is internally developed, and consider risk premiums that a market participant would require.

The level established within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

In April 2009, FASB issued additional guidance in ASC Subparagraphs 820-10-35-51A and 820-10-35-51B on determining when the volume and level of activity for the asset or liability has significantly decreased and provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  The new guidance also clarifies in ASC Subparagraphs 820-10-35-51E and 820-10-35-51F that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value. The Corporation elected to early adopt this guidance for its March 31, 2009 financial statements as provided in the effective date provisions of ASC Paragraph 820-10-65-4.

The Corporation believes that its valuation techniques are appropriate and consistent with other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of September 30, 2009.

Investments held for trading – The fair value of investments held for trading is determined using a market approach. The Level 3 investments consist of four pooled trust preferred securities, which are preferred term securities issued by trust subsidiaries of financial institutions and insurance companies and collateralized by junior subordinated debentures issued to those trusts by the parent institution. Two securities were deemed to be other-than-temporarily impaired at December 31, 2008 and were moved to trading during the first quarter of 2009.  The remaining two securities were moved to trading during the third quarter of 2009.  The Corporation obtained fair values for these securities from Moody’s Analytics, an experienced independent third-party pricing provider.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations in accordance with proper accounting guidance.  A full explanation of the pricing methodology used by Moody’s Analytics is presented in the next section, under Investments available for sale.

Investments available for sale – The fair value of investments available-for-sale is determined using a market approach.  As of September 30, 2009, Level 2 investment securities available-for-sale include U.S. Government Agencies and residential mortgage-backed securities, private label residential mortgage-backed securities and municipal bonds which are not as actively traded.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The Level 3 investments consist of pooled trust preferred securities.  The Corporation obtained fair values for these securities from Moody’s Analytics.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools were utilized by the third-party in determining individual security valuations in accordance with proper accounting guidance.

At September 30, 2009, the Bank owned 22 pooled trust preferred securities with a par value of $59.9 million and a fair value of $20.8 million. Based upon application of the guidance in ASC Subparagraph 820-10-35-51A, management has determined that there has been a significant decrease in the volume and level of activity in these securities.  The market for pooled trust preferred securities continues to be non-existent.  There were no new pooled trust preferred issuances during 2008 and there have been none to date in 2009.  Trading activity for pooled trust preferred securities indicates only three total trades during the first quarter of 2009 and zero trades during the third quarter of 2009, compared to a high of 116 trades in the first quarter of 2008.  The volume has declined from a high of $376 million in the first quarter of 2007 to $0 during the third quarter of 2009.  The trading and issuance data presented, along with information from traders, indicates that there is currently an inactive and inefficient market in pooled trust preferred securities which is contributing to the depressed pricing on these securities.

Observable prices for these securities are available based upon broker models and these inputs have been considered in the pricing models used by Moody’s Analytics.  However, the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at September 30, 2009.  Accordingly, the pooled trust preferred securities portion of the Corporation’s investment portfolio will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments are required to determine fair value at the measurement date.

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

Impaired loans – Loans included in the table below are those that are considered impaired under the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Foreclosed real estate – Fair value of foreclosed assets was based on independent third-party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the approximate geographic area.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

		Fair Value Measurements at September 30, 2009 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 09/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities - trading	$183			$183
Investment securities available-for-sale:
U.S. government agencies	$94,683		$94,683
Residential mortgage-backed agencies	$67,232		$67,232
Collateralized mortgage obligations	$34,735		$34,735
Obligations of states and political Subdivisions	$100,478		$100,478
Collateralized debt obligations	$20,759			$20,759
Financial Derivative	$(284)			$(284)
Non-recurring:
Impaired loans¹	$9,931			$9,931
Foreclosed real estate	$4,061			$4,061
¹ The impaired loans fair value consists of impaired loans net of the $4,458 valuation allowance.

		Fair Value Measurements at December 31, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$113,645		$113,645
Residential mortgage-backed agencies	$82,561		$82,561
Collateralized mortgage obligations	$40,638		$40,638
Obligations of states and political Subdivisions	$93,485		$93,485
Collateralized debt obligations	$24,266			$24,266
Financial Derivative	—			—

Non-recurring:
Impaired loans¹	$11,760			$11,760
Foreclosed real estate	$2,424			$2,424
¹ The impaired loans fair value consists of impaired loans net of the $4,759 valuation allowance.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the nine and three months ended September 30, 2009:

	Fair Value Measurements Using Significant Unobservable inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities - Trading	Cash Flow Hedge	Impaired Loans	Foreclosed Real Estate
Beginning balance January 1, 2009	$24,266	$—	$—	$11,760	$2,424
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(10,842)	(226)	—	—	(114)
Included in other comprehensive loss	7,744	—		—	—
Purchases, issuances, and settlements	—	—	(284)	—	—
Transfers from Available for Sale to Trading	(409)	409		—	—
Transfers in and/or out of Level 3	—	—		—	—
Sales	—	—		—	(1,148)
Payments/credits/charge-offs	—	—		(10,881)	—
Properties/loans added	—	—	(284)	9,052	2,899
Ending balance September 30, 2009	$20,759	$183	$(284)	$9,931	$4,061
The amount of total gains or losses for the period included in earnings attributable to the change in realized/ unrealized gains or losses related to assets still held at the reporting date	$(10,842)	$(226)	$—	$—	$(49)

	Fair Value Measurements Using Significant Unobservable inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities - Trading	Cash Flow Hedge	Impaired Loans	Foreclosed Real Estate
Beginning balance July 1, 2009	$16,674	$13	$—	$11,118	$2,357
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(8,661)	147	—	—	(26)
Included in other comprehensive loss	12,769	—	—	—	—
Purchases, issuances, and settlements	—	—	(284)	—	—
Transfers from Available for Sale to Trading	(23)	23	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—
Sales	—	—	—	—	(365)
Payments/credits/charge-offs	—	—	—	(7,117)	—
Properties/loans added	—	—	—	5,930	2,095
Ending balance September 30, 2009	$20,759	$183	$(284)	$9,931	$4,061
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses related to assets still held at the reporting date	$(8,661)	$147	$(284)	$—	$(26)

Gains and losses (realized and unrealized) included in earnings for the periods (above) are reported in the statement of operations in other operating income.

Beginning with its March 31, 2009 financial statements, the Corporation elected to early adopt guidance in ASC Subparagraph 825-10-50-2A that requires disclosures about fair value of financial instruments in summarized financial information for interim reporting periods of publicly traded companies, as provided in the effective date provisions of ASC Paragraph 825-10-65-1.

The fair values disclosed under ASC Subtopic 825-10 may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies.  The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could significantly impact the derived estimates of fair value.  Disclosure of non financial assets such as buildings as well as certain financial instruments such as leases is not required.  Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

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

Deposits:  The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts, etc.) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.

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

Derivative Financial Instruments -   The Corporation’s open derivative positions are interest rate swaps that are classified as Level 3 within the valuation hierarchy. Open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management.   The Corporation has considered counterparty credit risk in the valuation of its interest rate swap assets.  The Corporation did not have any derivative financial instruments at December 31, 2008.

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$63,096	$63,096	$18,423	$18,423
Interest bearing deposits in banks	36,575	36,575	882	882
Investment securities (AFS and trading)	318,070	318,070	354,595	354,595
Federal Home Loan Bank stock	13,861	13,861	13,933	13,933
Loans, net	1,121,437	1,114,647	1,120,199	1,125,029
Accrued interest receivable	7,292	7,292	7,713	7,713
Financial derivative	(284)	(284)	—	—

Financial Liabilities:
Deposits	1,237,134	1,185,239	1,222,889	1,229,834
Borrowed funds	322,844	337,920	327,898	346,110
Accrued interest payable	3,006	3,006	4,295	4,295
Off balance sheet financial instruments	—	—	—	—

Note G – Comprehensive Income/(Loss)

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive loss.  Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains (losses) on investment securities available-for-sale and pension obligations. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $7.3 million and ($10.4) million for the nine months ended September 30, 2009 and 2008, respectively, and $6.1 million and ($3.5) million for the three months ended September 30, 2009 and 2008, respectively.

The following tables present the accumulated other comprehensive loss for the nine months ended September 30, 2009 and the components included:

	Investment securities with OTTI	Investment securities – all other	Cash Flow hedges	Pension Plan	SERP	Total

Accumulated OCI, net:
Balance – January 1, 2009	$—	$(33,190)	$—	$(7,386)	$(407)	$(40,983)
Net gain/(loss) during period	(4,468)	14,022	(169)	—	—	9,385
Balance – September 30, 2009	$(4,468)	$(19,168)	$(169)	$(7,386)	$(407)	$(31,598)

	For the nine months ended September 30, 2009
	Pre-tax	Taxes	Net
Components of OCI, net:
AFS Securities with OTTI:
Securities with OTTI charges during the period	$(18,334)	$7,400	$(10,934)
Less: OTTI charges recognized in net income	(10,842)	4,376	(6,466)
Net unrealized losses on investments with OTTI	(7,492)	3,024	(4,468)

AFS Securities – All other:
Unrealized holding gains during period	5,178	(2,090)	3,088
Less: Securities with OTTI charges during the period	(18,334)	7,400	(10,934)
Net unrealized gains on investment securities	23,512	(9,490)	14,022

Net unrealized gains on investment securities	16,020	(6,466)	9,554

Cash flow hedges:
Unrealized losses	(284)	115	(169)

Defined benefit plans liability adjustment	—	—	—
	$15,736	$(6,351)	$9,385

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

$20.6 million— floating rate, effective June 2009, payable quarterly based on three-month LIBOR plus 275 basis points (3.04% at September 30, 2009) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.04% at September 30, 2009) maturing in 2034, redeemable five years after issuance at the Corporation’s option.

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

Note I – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	September 30, 2009	December 31, 2008
Short-term advances, Daily borrowings, interest rate of 0.46% at December 31, 2008	$0	$8,500
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 0.72% and 1.33%, respectively	46,229	41,995
	$46,229	$50,495

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at September 30, 2009	$240,686	$241,474
Junior subordinated debentures, bearing interest at rates ranging from 3.04% to 5.88% at September 30, 2009	35,929	35,929
	$276,615	$277,403

The long-term FHLB advances are secured by loans collateralized by 1-4 family mortgages and securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	September 30, December 31,
	2009	2008

Due in 2009	$13,250	$14,000
Due in 2010	31,000	31,000
Due in 2011	51,000	51,000
Due in 2012	44,250	44,250
Due in 2013	—	—
Thereafter	137,115	137,153
Total long-term debt	$276,615	$277,403

Note J – Preferred Stock

On January 30, 2009, pursuant to the Troubled Asset Relief Program Capital Purchase Program adopted by the United States Department of the Treasury (the “Treasury”), the Corporation issued the following securities to the Treasury for an aggregate consideration of $30.0 million:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share (the “Series A Preferred Stock”); and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, at an exercise price of $13.79 per share (the “Warrant”).  The proceeds from this transaction qualify as Tier 1 capital and the warrant qualifies as tangible common equity.  The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, the Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.5 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Corporation from such offerings.  Notwithstanding the foregoing restriction on redemption, the recently-enacted American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) permits the Corporation to redeem shares of Series A Preferred Stock held by Treasury at any time (subject to a minimum 25% redemption requirement).  If the Corporation redeems shares of Series A Preferred Stock pursuant to the Recovery Act, it may also repurchase a pro rata portion of the Warrant; otherwise, Treasury must liquidate any portion of the Warrant that is not repurchased, at the current market price.  Any redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 30, 2012 or (ii) the date on which the Series A Preferred Stock has been redeemed in full or otherwise disposed of by Treasury, the terms of the Series A Preferred Stock prohibit the Corporation from increasing its quarterly cash dividend paid on common stock above $0.20 per share or repurchasing any shares of common stock or other capital stock or equity securities or trust preferred securities without the consent of the Treasury.

Note K - Pension and SERP Plans

The following table presents the net periodic pension plan cost for the Corporation’s Defined Benefit Pension Plan, the Bank’s Supplemental Executive Retirement Plan, and their related components:

Pension	For the nine months ended September 30,		For the three months ended September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$606	$693	$202	$231
Interest cost	912	948	304	316
Expected return on assets	(1,275)	(1,755)	(425)	(585)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized loss	465	105	155	35
Prior service cost	9	9	3	3
Net pension expense included in employee benefits	$687	$(30)	$229	$(10)

SERP	For the nine months ended September 30,		For the three months ended September 30,
(In thousands)	2009	2008	2009	2008
Service cost	$100	$90	$33	$30
Interest cost	172	138	58	46
Recognized loss	—	6	—	2
Prior service cost	95	84	32	28
Net pension expense included in employee benefits	$367	$318	$123	$106

The Corporation does not intend to contribute to the pension plan in 2009 based upon its fully funded status and a full evaluation of the pension plan.  The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

The Corporation complies with the provisions of ASC Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock compensation cost.   The measurement objective in ASC Compensation Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).  The performance-related shares granted in connection with the LTIP are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

During the second quarter 2009, management determined that the likelihood of meeting the performance measures set forth with the 2008 LTIP stock grant would not be probable.  Therefore, under the guidance of ASC Paragraph 718-10-25-20, the shares are considered unissued and the share-based compensation expense of approximately $148,000 recognized in 2008 and 2009 earnings was reversed effective June 30, 2009.

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

Stock-based awards were made to directors in May 2009.  This award totaled 5,655 shares at a fair market price of $11.48 per share and is part of their annual compensation package.

Note M – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $4.5 million of outstanding standby letters of credit at September 30, 2009 and $5.9 million at December 31, 2008.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2009 and December 31, 2008 is material.

Note N – Derivative Financial Instruments

As a part of managing interest rate risk, the Corporation entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Corporation has designated its interest rate swap agreements as cash flow hedges under the guidance of ASC Subtopic 815-30, Derivatives and Hedging – Cash Flow Hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive income.

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At September 30, 2009, the fair value of the interest rate swap contracts was ($284) thousand and was reported in Other Assets on the Consolidated Statements of Financial Condition. Cash in the amount of $550,000 is posted as collateral as of September 30, 2009. The Corporation had no open derivative positions at December 31, 2008.

For the three months ended September 30, 2009, the Corporation recorded a decrease in the value of the derivatives of $169 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending September 30, 2009.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2009.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three and nine months ended September 30, 2009.

Derivatives in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)

Interest rate contracts	$(169)	$—	$—

(a)	Reported as interest expense
(b)	Reported as other income

Note O – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements the currently comprise GAAP and reorganizes them approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification.  Changes to the ASC subsequent to June 30, 2009 are referring to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Corporation’s financial position or results of operations but will change the referencing system for accounting standards.

In June 2009, the FASB issued ASC Topic 855, Subsequent Events, to establish general standards of accounting and disclosure for subsequent events.  The guidance, which only applies to the accounting and disclosure of subsequent events that are not addressed in other applicable GAAP, establishes the period through which an entity should evaluate events for possible recognition or disclosure in the financial statements; requires disclosure of the date through which the subsequent events evaluation ended, and whether it is the issued date or available to be issued date; and provides examples of subsequent events that a company is required to recognize, as well as those that a company is required to disclose, but not recognize.  For calendar year entities, the guidance became effective for the quarter ending on June 30, 2009 (See note A).

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (not yet included in the codification).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends the guidance found in ASC Topic 860, Transfers and Servicing, formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by removing the concept of a qualifying special-purpose entity and by modifying the financial-components approach used in Topic 860. The amended guidance is effective for fiscal years beginning after November 15, 2009.  The Corporation is currently evaluating the effect that the adoption of SFAS 166 may have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (not yet included in the codification). This statement amends guidance found in the ASC Topic 810, Consolidation, that required an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS 167 also amends Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The amended guidance is effective for fiscal years beginning after November 15, 2009 and is not anticipated to have any material effect on the Corporation’s consolidated financial statements.

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

THE CORPORATION

First United Corporation is a Maryland corporation that was incorporated in 1985 and is a registered financial holding company under the federal Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business activity is acting as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”), and First United Statutory Trust I and First United Statutory Trust II, Connecticut statutory business trusts that we formed for the purpose of selling trust preferred securities.  The Bank has two subsidiaries:  OakFirst Loan Center, Inc., a West Virginia finance company; and OakFirst Loan Center, LLC, a Maryland finance company.  First United Insurance Agency, Inc, a subsidiary of OakFirst Loan Center, Inc., was merged into the Insurance Group effective June 30, 2009.  The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 27 offices and 33 automated teller machines.

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

Other-Than-Temporary Impairment of Investment Securities

Investments available-for-sale:  Securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive loss in shareholders’ equity.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of new accounting guidance for subsequent measurement in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, (ASC Section 320-10-35), which the Corporation early adopted effective March 31, 2009 according to the effective date provisions of ASC Paragraph 320-10-65-1 management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  Further discussion can be found below under the heading “Investments Securities”.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2008.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2009 and 2008 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Nine Months
	Ended September 30,
	2009	2008
Per Share Data

Basic net (loss)/income per common share	($0.51)	$1.49
Diluted net (loss)income per common share	($0.51)	$1.49

Dividends Declared	$.60	$.60
Book Value	$12.35	$14.70

Significant Ratios
Return on Average Assets (a)	(.16%)	.77%
Return on Average Equity (a)	(2.68%)	12.31%
Dividend Payout Ratio (b)	(178.16%)	53.70%
Average Equity to Average Assets	6.15%	6.25%

Note:	(a) Annualized
(b)	Cash dividends paid on common stock as a percent of net income (loss)

RESULTS OF OPERATIONS

Overview

Consolidated net loss available to common shareholders for the nine months ended September 30, 2009 was $3.1 million, compared to net income of $9.1 million for the same period of 2008.  Basic and diluted losses per common share for the first nine months of 2009 were ($.51), compared to basic and diluted income per common share of $1.49 for the same period of 2008.  The decrease in net income resulted primarily from $10.8 million of other-than-temporary impairment charges related to available-for-sale securities, $4.3 million in increased loan loss provision expense and $2.3 million of increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums.  The increase in FDIC premiums resulted from the special assessment charge of $.8 million recognized in June 2009, the revised FDIC rate structure and the credit which offset 2008 premiums charged.  Core operations remained strong as our net interest income for the first nine months of 2009 increased $2.0 million when compared to the same period of 2008.  Our net interest margin increased from 3.67% for the first nine months of 2008 to 3.68% for the first nine months of 2009.  The provision for loan losses was $10.8 million for the nine months ended September 30, 2009, compared to $6.6 million for the same period of 2008.  Interest expense on our interest-bearing liabilities decreased $8.6 million due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.  The increased provision was necessary to provide specific allocations for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and due to increases in the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Other operating income decreased $12.1 million during the first nine months of 2009 when compared to the same period of 2008. This decrease is primarily attributable to the recognition of $10.8 million in other-than-temporary impairment charges and $.2 million realized losses on the investment portfolio.  Trust department income and income earned on bank owned life insurance have also declined as compared to the same time period in 2008 due to decreases in the market values of assets under management and reduced interest rates.  Management has also noted a decrease in consumer spending as service charge income has shown a decline of $.6 million during the first nine months of 2009.  These declines were offset slightly by $.5 million of increased insurance commissions as a result of the Insurance Group’s acquisition of books of business late in 2008.  Operating expenses increased $4.1 million in the first nine months of 2009 when compared to the same period of 2008.  This increase is due primarily to a $2.3 million increase of FDIC premiums, which is inclusive of the $.8 million special assessment charge, and increases in personnel costs, other real estate owned expenses, and amortization expenses of intangibles.

Consolidated net loss available to common shareholders for the third quarter of 2009 was $6.0 million, compared to net income of $1.9 million for the same period of 2008.  Basic and diluted losses per common share were ($.97) for the third quarter of 2009, compared to basic and diluted income per common share of $.30 for the same period of 2008.  The net interest margin for the third quarter of 2009 was 3.53%, compared to 3.67% for the same period of 2008.  This decrease is primarily attributable to the increase in interest-earning assets of $77.3 million and a decrease in rates during the third quarter 2009 when compared to the third quarter 2008.  Third quarter 2009 operating expenses increased by 15% when compared to operating expenses for the third quarter of 2008 due to increased personnel costs, increased FDIC premiums and increases in other real estate owned and amortization of intangibles.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (FTE) basis to facilitate performance comparisons between taxable and tax-exempt assets.  Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2009 and 2008.

	For the nine months ended September 30,
	2009			2008

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Loans	$1,132,999	$51,606	6.09%	$1,064,525	$55,935	7.02%

Investment securities	330,823	14,827	5.99	367,494	16,391	5.96

Other interest earning assets	65,614	65	.14	17,530	538	4.09

Total earning assets	$1,529,436	66,498	5.81%	$1,449,549	72,864	6.71%

Interest-bearing liabilities

Interest-bearing deposits	$1,122,255	15,385	1.83%	$1,052,791	23,972	3.04%

Short-term borrowings	44,231	237	.72	53,629	852	2.12

Long-term borrowings	277,033	8,768	4.23	247,053	8,208	4.44

Total interest-bearing liabilities	$1,443,519	24,390	2.26%	$1,353,473	33,032	3.25%

Net interest income and spread		$42,108	3.55%		$39,832	3.46%

Net interest margin			3.68%			3.67%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis increased $2.3 million during the first nine months of 2009 over the same period in 2008 due to an $8.6 million (26.2%) decrease in interest expense, offset by a $6.4 million (8.7%) decrease in interest income.  The decrease in interest income resulted primarily from a decrease in interest rates on loans, an increase in non-accrual assets and our desire to maintain higher cash levels when compared to the first nine months of 2008.  A reversal of approximately $28,000 is reflected in the “Other interest earning assets” line item for September 30, 2009 due to the accrual of stock dividends issued by the Federal Home Loan Bank (“FHLB”) of Atlanta at a rate of 0.80% for the fourth quarter of 2008.  The Corporation was notified during the first quarter of 2009 that the FHLB of Atlanta would not pay a dividend for the fourth quarter 2008.  The decreases in interest rates throughout 2008 and the increase in non-accruing assets during 2009 contributed to the decrease in the average rate on our average earning assets of 90 basis points, from 6.71% for the first nine months of 2008 to 5.81% for the first nine months of 2009 (on a fully tax equivalent basis).

Interest expense decreased during the first nine months of 2009 when compared to the same period of 2008 due to a reduction in interest rates on interest-bearing liabilities.  Average interest-bearing liabilities increased in the first nine months of 2009 by $90.0 million when compared to the same time period for 2008, with interest-bearing deposits increasing by approximately $69.5 million.  The effect of the decreasing rate environment throughout 2008, our decision to only increase special rates for full relationship customers and the short duration of our portfolio resulted in a 99 basis point decrease in the average rate paid on our average interest-bearing liabilities from 3.25% for the nine months ended September 30, 2008 to 2.26% for the same period of 2009.

The net result of the aforementioned factors was a 1 basis point increase in the net interest margin during the first nine months of 2009 to 3.68% from 3.67% for the same time period of 2008.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,
	2009			2008

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:

Loans	$1,140,369	$17,076	5.94%	$1,088,725	$18,485	6.75%

Investment securities	326,413	4,541	5.52	370,462	5,621	6.04

Other interest earning assets	89,996	61	.29	20,283	128	2.51

Total earning assets	$1,556,778	21,678	5.52%	$1,479,470	24,234	6.52%

Interest-bearing liabilities

Interest-bearing deposits	$1,103,462	4,835	1.74%	$1,060,458	7,330	2.75%

Short-term borrowings	45,523	82	.71	52,095	230	1.76

Long-term borrowings	276,770	2,916	4.18	277,825	3,016	4.32

Total interest-bearing liabilities	$1,425,755	7,833	2.18%	$1,390,378	10,576	3.03%

Net interest income and spread		$13,845	3.34%		$13,658	3.49%

Net interest margin			3.53%			3.67%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

On a fully tax-equivalent basis, net interest income for the third quarter of 2009 increased $0.2 million in comparison to the third quarter of 2008.  This slight increase resulted from a $2.7 million decrease in interest expense during the period offset by a decrease in interest income of $2.6 million.  The decrease in interest expense resulted from a decrease in rates paid on interest-bearing deposits, which offset the $35.4 million increase in average liabilities.  The decrease in interest income is due to a combination of decreased interest rates and the increase in non-accruing assets.  Average loans increased by $51.6 million while the average balance in investment securities declined by $44.0 million.  Average interest-bearing liabilities increased by $35.4 million (2.5%) during the third quarter of 2009 when compared to the third quarter of 2008.  This increase resulted primarily from increases in interest-bearing deposits offset by a decrease in short-term borrowings.  The effective rate on these liabilities decreased by 85 basis points when comparing the third quarter of 2009 to the third quarter of 2008.  Overall, the net interest margin decreased by 14 basis points from 3.67% to 3.53% when comparing the third quarter of 2009 to the third quarter of 2008.

Provision for Loan Losses

The provision for loan losses was $10.8 million for the first nine months of 2009, compared to $6.6 million for the same period of 2008.  The increase in the provision was in response to the increase in net charge-offs, specific allocations for impaired loans (primarily acquisition and development loans) where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and increases in the qualitative factors as a result of the current recession and distressed economic environment during 2008 and the first nine months of 2009.  Additional information regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses is provided below under the heading “Allowance and Provision for Loan Losses”.

Other Operating Income

Other operating income decreased $12.1 million during the first nine months of 2009 when compared to the same period of 2008. The decrease is primarily attributable to the recognition of $10.8 million in other-than-temporary impairment charges, a $.2 million realized loss on the investment portfolio, as a result of moving two securities to trading, and a decrease of $.6 million in service charge income due to decreased consumer spending. Trust department revenue and income on our bank owned life insurance policies also decreased due to declines in the market values of assets under management and reduced interest rates, respectively.  These declines were offset slightly by a $.5 million increase in insurance commissions as a result of the Insurance Group’s acquisition of books of business late in 2008.

Other operating income for the third quarter of 2009 decreased $8.3 million when compared to the third quarter of 2008.  The decrease is primarily attributable to the $8.7 million other-than-temporary impairment charge on the investment portfolio.  Insurance commissions increased 30.9% in the third quarter compared to the same period in 2008 due primarily to acquisitions late in 2008.  The composition of operating income is illustrated in the following table.  For comparative purposes, the securities losses of $10.9 million for the nine months ended September 30, 2009 and securities gain of $.5 million for the nine months ended September 30, 2008 have been excluded from the nine-month ended table as well as the securities losses of $8.5 million for the three-month period in 2009.  However, these amounts are reflected in other operating income on the consolidated statements of operations.

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Nine Months Ended		Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service charges	36%	39%	37%	42%
Trust department	23%	24%	24%	26%
Insurance commissions	18%	13%	17%	14%
Bank owned life insurance	3%	5%	3%	4%
Other income	20%	19%	19%	14%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses increased $4.1 million (13%) for the first nine months of 2009 when compared to the first nine months of 2008.  For the third quarter 2009, other operating expenses increased $1.5 million (15%) when compared to the same time period of 2008.  The increases for both periods were due to increases in personnel expenses, occupancy and equipment expenses as we continue our expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by the Insurance Group.  In addition, expense for the Corporation’s defined benefit pension plan increased $.7 million in the first nine months of 2009 when compared to the first nine months of 2008.  This increase is a result of the decline in market value of the plan assets and the lower discount rate.  We have also recognized increases in other expenses directly attributable to the FDIC assessments of $2.3 million when compared to the same time period in 2008.  The composition of operating expense is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	Nine Months ended		Three months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Salaries and employee benefits	50%	54%	48%	54%
Occupancy, equipment and data processing	18%	19%	20%	22%
Other	32%	27%	32%	24%
	100%	100%	100%	100%

Applicable Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in ASC Topic, Income Taxes, in Section 740-270-30.  This guidance provides that at the end of each interim period the company should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined should be used in providing for income taxes on a current year-to-date basis.  The effective tax rate should reflect anticipated investment tax credits, foreign tax rates, percentage depletion, capital gains rates, and other available tax planning alternatives.  However, in arriving at this effective tax rate no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.

 Based on the guidance in ASC Topic 740, management has concluded that the other-than-temporary impairment charge meets the definition of a “significant, unusual or extraordinary item that will be separately reported” based on the following:

•
The impairment charge related to credit loss is significant and is a highly unusual event for investments which were investment grade at the time of purchase and have become impaired as a result of the severe decline in the economy and an illiquid credit market.

•	The other-than-temporary impairment is reported as a separate line in the Consolidated Statements of Income.

The effective tax benefit rate for the first nine months of 2009 was 61%, compared to an effective tax rate of 33% for the first nine months of 2008.  The effective tax rate for the year-ended December 31, 2008 was 29%.  The decrease thus far in 2009 when compared to the same time period in 2008 is primarily attributable to the other-than-temporary impairment charge of $8.7 million recognized in the third quarter of 2009 and the increased provision expense in the third quarter.  The year-to-date loss coupled with forecasted favorable, permanent book to tax adjustments results in an income tax benefit for the Corporation resulting in the 61% effective tax benefit rate.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.7 billion at September 30, 2009, an increase of $42.6 million since December 31, 2008.  During this time period, gross loans increased $3.8 million, cash and interest-bearing deposits in banks increased $80.4 million, deferred tax assets decreased $6 million and our investment portfolio decreased $36.5 million.  The increase in loans is due to funding committments in the commercial portfolio.  Cash and due from banks increased as management made the decision not to replace called investments and to maintain cash in order to increase our liquidity position.  Total liabilities increased by approximately $9.6 million during the first nine months of 2009, reflecting increases in total deposits of $14.2 million offset by a $4.3 million decrease in short-term borrowings.  The increase in deposits is due to strong retail deposit growth in money market and certificates of deposit products, which allowed management to repay $42.0 million in wholesale funding.  The increase of $33.1 million in shareholders’ equity is primarily attributable to the $30.0 million raised in January 2009 through our sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) and a related warrant to purchase common stock, and a $9.4 million decrease in the accumulated other comprehensive loss due to a decrease in the unrealized losses in the investment portfolio at September 30, 2009, offset by the year to date net loss and the payment of dividends.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	September 30, 2009		December 31, 2008
Commercial	$609.2	53%	$575.9	51%
Residential – Mortgage	400.8	35	403.8	36
Installment	120.6	11	140.2	12
Residential – Construction	7.8	1	14.6	1

Total Loans	$1,138.4	100%	$1,134.5	100%

Comparing loans at September 30, 2009 to loans at December 31, 2008, our loan portfolio has increased by $3.9 million (0.3%).  Continued growth in commercial loans ($33.3 million) was offset by a decline in our residential mortgage and construction portfolio ($9.8 million) and a decline in our installment portfolio ($19.6 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product.   The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans.  We are using secondary market outlets to satisfy these loan requests.  The decrease in construction loans is due to the current recession which has had, and continues to have, a material and adverse effect on economic growth and the housing market.  The growth in the commercial portfolio is a result of continuous growth in our new market areas and funding of previous loan commitments.  At September 30, 2009, approximately 72% of the commercial loan portfolio was collateralized by real estate, compared to 74% at December 31, 2008.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(Dollars in thousands)	September 30, 2009	December 31, 2008
Non-accrual loans	$43,272	$24,553
Accruing loans past due 90 days or more	2,596	3,476
Total	$45,868	$28,029
Total as a percentage of total loans	4.03%	2.47%
Restructured loans	$26,512	$468

Performing loans considered impaired loans, as defined and identified by management, amounted to $84.5 million at September 30, 2009 and $56.5 million at December 31, 2008. Loans are identified as impaired when the loan is classified as substandard and management determines that it is probable that the borrower will not be able to pay principal and interest according to the contractual terms of the loan.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

As of September 30, 2009, we had $60.6 million in funded real estate acquisition and development loans throughout our market areas, compared to $74.6 million at December 31, 2008.  We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

During the past several years, there has been significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures. A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity. These borrowers typically pose a higher risk of defaults and foreclosure. We generally do not make sub-prime loans. When we do make such loans, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan. Management believes that, as of September 30, 2009, our exposure to risk related to sub-prime loans is very low. However, it should be noted that the current economic recession, driven in large part by the recent global banking crisis, has adversely affected local housing markets as well as the demand for and availability of credit.

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

We use the methodology outlined in FDIC Statement of Policy on Allowance for Loan Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. The two pools are further segmented by loan type and by loan classification, including uncriticized (pass), other assets especially mentioned and substandard. The uncriticized (pass) pools for commercial real estate and residential real estate are further segmented based upon the geographic locations of the underlying collateral. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources. Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (dollars in thousands):

	2009	2008
Balance, January 1	$14,347	$7,304
Gross charge offs	(8,879)	(2,981)
Recoveries	624	625
Net credit losses	(8,255)	(2,356)
Provision for loan losses	10,837	6,570
Balance at end of period	$16,929	$11,518

Allowance for Loan Losses to loans outstanding (as %)	1.49%	1.05%
Net charge-offs to average loans outstanding
during the period, annualized (as %)	0.97%	0.30%

The allowance for loan losses increased to $16.9 million at September 30, 2009, compared to $14.3 million at December 31, 2008.  The provision for loan losses was $10.8 million for the first nine months of 2009, compared to $6.6 million for the same period of 2008.  The increase in the provision for loan losses in the first nine months of 2009 when compared to the same period of 2008 was in response to the increase in net charge-offs and non-performing loans, the results of our quarterly review of the adequacy of the qualitative factors affecting the allowance, and specific allocations for impaired loans.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

Net charge-offs relating to the installment loan portfolio represent 13% of our total net charge-offs for the first nine months of 2009.  Generally, installment loans are charged-off after they are 120 days contractually past due.  Loans past due 30 days or more were $2.8 million or 2.3% of the installment portfolio at September 30, 2009, compared to $4.9 million or 3.5% at December 31, 2008.

Management believes that the allowance for loan losses at September 30, 2009 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At September 30, 2009, the total cost basis of the available-for-sale investment portfolio was $357.5 million, compared to a fair value of $317.9 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:
	September 30, 2009			December 31, 2008
(Dollars in millions)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$93.8	$94.7	30%	$111.9	$113.6	32%
Residential mortgage-backed agencies	63.8	67.2	21	80.3	82.6	23
Collateralized mortgage obligations	42.9	34.7	11	51.8	40.6	12
Obligations of states and political subdivisions	97.1	100.5	32	95.9	93.5	26
Collateralized debt obligations	59.9	20.8	6	70.3	24.3	7
Total Investment Securities	$357.5	$317.9	100%	$410.2	$354.6	100%

Total investment securities have decreased $36.7 million since December 31, 2008.  U.S. government agencies decreased by $18.9 million during the first nine months of the year due to calls in the portfolio. Residential mortgage-backed agencies and collateralized mortgage obligations decreased by $21.3 million as a result of increased paydowns on the underlying loans.  The collateralized debt obligations portfolio consists primarily of trust preferred securities issued by trust subsidiaries of financial institutions and insurance companies that are collateralized by junior subordinated debentures issued by those parent institutions.  The $3.5 million decrease in this sector is due to a decline in the market value of these securities directly attributable to the current economic environment and its impact on the financial services industry.  The decreases in these sectors were offset by an increase in state and political subdivisions of $7.0 million.

At September 30, 2009, the securities classified as available-for-sale included a net unrealized loss of $39.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.  The comparable amount at December 31, 2008 was an unrealized loss of $55.6 million.  Typically, the fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.  However, fair values have also been affected by factors such as marketability, liquidity and the current economic environment.

As discussed in Note F to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. In April 2009, FASB issued additional guidance in ASC Subparagraphs 820-10-35-51A and 820-10-35-51B on determining when the volume and level of activity for the asset or liability has significantly decreased and provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  The new guidance also clarifies in ASC Subparagraphs 820-10-35-51E and 820-10-35-51F that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $20.8 million (6%) of our securities available-for-sale were valued using significant unobservable inputs (Level 3 assets).  These securities are pooled trust preferred securities and are classified as collateralized debt obligations and contributed approximately $39.2 million to the unrealized loss reported in our accumulated other comprehensive loss on the Statement of Financial Condition.  The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 4.20% to 30.1% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The following table provides a summary of these securities and the credit status of the securities as of September 30, 2009.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Book Value	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Collateral at Risk (Internal Assessment)
Preferred Term Security I	Mezz	967	815	(152)	CC	277,500	19.46%	233,500	(11,492)	-4.92%	-
Preferred Term Security XI	B-1	1,500	722	(778)	CC	601,775	17.82%	499,871	(64,564)	-12.92%	7,500
Preferred Term Security XV*	B-1	4,590	1,688	(2,902)	CC	598,300	21.99%	470,644	(90,467)	-19.22%	5,000
Preferred Term Security XVI*	C	2,418	733	(1,685)	CC	606,040	25.93%	452,018	(87,200)	-19.29%	-
Preferred Term Security XVII	C	1,478	395	(1,083)	CC	481,470	17.02%	401,797	(37,937)	-9.44%	-
Preferred Term Security XVII	C	4,435	1,183	(3,252)	CC	481,470	17.02%	401,797	(37,937)	-9.44%	-
Preferred Term Security XVIII	C	2,003	587	(1,416)	CCC	676,565	19.81%	545,265	(62,878)	-11.53%	-
Preferred Term Security XVIII	C	3,004	880	(2,124)	CCC	676,565	19.81%	545,265	(62,878)	-11.53%	-
Preferred Term Security XIX	C	1,512	479	(1,033)	CC	700,535	14.70%	600,223	(38,384)	-6.39%	54,745
Preferred Term Security XIX	C	2,520	798	(1,722)	CC	700,535	14.70%	600,223	(38,384)	-6.39%	54,745
Preferred Term Security XIX	C	3,525	1,117	(2,408)	CC	700,535	14.70%	600,223	(38,384)	-6.39%	54,745
Preferred Term Security XIX	C	1,512	479	(1,033)	CC	700,535	14.70%	600,223	(38,384)	-6.39%	54,745
Preferred Term Security XXII	C-1	5,050	1,030	(4,020)	C	1,386,600	22.90%	1,073,662	(147,307)	-13.72%	47,000
Preferred Term Security XXII	C-1	2,028	412	(1,616)	C	1,386,600	22.90%	1,073,662	(147,307)	-13.72%	47,000
Preferred Term Security XXIII	C-1	1,981	703	(1,278)	CCC	1,388,000	17.11%	1,153,304	(62,205)	-5.39%	90,000
Preferred Term Security XXIII	D-1	2,037	416	(1,621)	CC	1,388,000	17.11%	1,153,304	(166,416)	-14.43%	90,000
Preferred Term Security XXIII	D-1	6,102	1,249	(4,853)	CC	1,388,000	17.11%	1,153,304	(166,416)	-14.43%	90,000
Preferred Term Security XXIV*	C-1	1,636	341	(1,295)	CC	1,050,600	28.49%	754,135	(185,237)	-24.56%	31,000
Preferred Term Security I-P-I	B-2	2,000	1,314	(686)	B+	192,100	9.11%	174,600	10,831	6.20%	-
Preferred Term Security I-P-IV	B-1	3,000	2,024	(976)	B	312,700	4.16%	299,700	23,162	7.73%	13,000
Preferred Term Security I-P-IV	B-1	5,000	3,374	(1,626)	B	312,700	4.16%	299,700	23,162	7.73%	13,000
ALESC 11A*	D	1,630	20	(1,610)	C	667,095	20.17%	525,047	(94,725)	-18.04%	4,200

Total Level 3 Securities Available for Sale		59,928	20,759	(39,169)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of new accounting guidance for subsequent measurement in Topic 320 (ASC Section 320-10-35) management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an other-than-temporary impairment has occurred.

Twenty-two of the pooled trust preferred securities in our portfolio have been in an unrealized loss position for over 12 months.  Although some of the securities have been in a loss position for over one year, this is not an automatic indication of an other-than-temporary impairment.  Rather, individual facts and circumstances may indicate that a decline in fair value longer than 12 months may be temporary.  Given the extraordinary market conditions prevalent over the past nine months and the current economic recession, additional consideration has been given to the length of time the securities have been in a loss position and the likelihood that a market recovery will be longer than an otherwise orderly market would dictate.

The factors to be considered in reaching a conclusion about the existence of impairment may be both subjective and objective and include knowledge and experience about past and current events as well as assumptions about future events.  In the case of the trust preferred securities, the decline in fair value is attributable to adverse conditions in the market, adverse conditions in the financial industry, as well as adverse conditions related to the underlying issuers of the securities (all of whom operate in the financial industry).

The meltdown of the sub-prime mortgage market during the past two years has resulted in the occurrence of unprecedented events in the financial services industry.  Large banking houses and investment firms have gone out of business and/or consolidated, many banks have been closed by regulators and the capital structures of many organizations have significantly weakened.  These events, in turn, have significantly and adversely affected all sectors of the local, national and global economies and have contributed to a national and worldwide liquidity and credit crisis.  The Federal Reserve Bank and the government have taken steps to lower interest rates, inject capital into banks and financial companies, establish outlets to sell troubled assets and have developed programs to modify troubled mortgage loans.  The new accounting guidance in ASC Topic 820 has been provided to relieve the uncertainties of fair market accounting applications in markets where there has been a significant decrease in the volume and level of activity resulting in non-orderly transactions and in ASC Topic 320 to provide relief from other-than-temporary impairment not related to credit problems.  The fair market values of the pooled trust preferred securities have shown the effects of all of these factors since the underlying issuers all operate in some realm of the financial industry, most of them community banks.

The economic environment and its impact on the financial services industry have virtually eliminated the market for the pooled trust preferred securities in our portfolio. Management has determined that there has been a significant decrease in the volume and level of activity in these securities.  There are few recent transactions in the market for these securities relative to historical levels.  There were no new pooled trust preferred issuances during 2008 and there have been none to date in 2009.  Trading activity for pooled trust preferred securities indicates only three total trades during the first quarter of 2009 and zero trades during the third quarter of 2009, compared to a high of 116 trades in the first quarter of 2008.  The volume has declined from a high of $376 million in the first quarter of 2007 to $0 during the second and third quarters of 2009.  The trading and issuance data presented, along with information from traders, indicates that there is currently an inactive and inefficient market in pooled trust preferred securities which is contributing to the depressed pricing on these securities.  Price quotations are clearly indicative of distressed trades and vary significantly from prices achieved during an active market.  Comparing each issuer’s estimate of cash flows and, taking into consideration all available market data and nonperformance risk, there is a significant increase in the implied liquidity risk premiums and yields on the securities.  This has led to a wide bid-ask spread as buyers for the securities are seeking “fire-sale” prices and owners of the securities are not willing to accept such pricing.

All of the above mentioned issues, coupled with the general interest rate environment, have had an adverse impact on the underlying banks and insurance company issuers of the pooled trust preferred securities.  The generally accepted accounting principles that we use to prepare our financial statements require management to consider all available evidence in its evaluation of the realizable value of an investment.  Judgment is required to determine whether factors exist that indicate an impairment loss has been incurred at the end of a reporting period.  The judgment may be based on both subjective and objective factors.  At the time of purchase, nineteen of the Trust Preferred securities were rated A and seven were rated BBB.  In its analysis, management considered the credit ratings as part of its overall evaluation of the underlying collateral.  Management also recognizes that there have been instances over the past several months where highly rated securities have failed.  Two of the preferred term securities in our portfolio were downgraded by Moody’s in the fourth quarter of 2008 and an additional eight were downgraded in March 2009.  During the quarter ended June 30, 2009, the remaining preferred term securities in our portfolio were downgraded below investment grade by Fitch Ratings. Due to the credit downgrades, management performed an in-depth analysis of the underlying issuers in every trust preferred security owned by the Corporation and shock tests of collateral values were performed in order to determine how much stress the securities could withstand before a loss in principal would be experienced.

For securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35), management also monitors cash flow projections for significant adverse changes. The guidance removes the requirement to estimate cash flows from the views of a market participant but rather to base the estimate of cash flows on current information and events.  Further, in making the other-than-temporary assessment, the holder should consider all relevant information about past events, current conditions, and reasonable and supportable forecasts when estimating future cash flows.  This information should include remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

The guidance in ASC Subtopic 325-40 requires that the present value of the current estimated cash flows be compared to the present value of cash flows at the last reporting date.  If the present value of the original cash flows estimated at the initial transaction date (or at the last date previously revised) is greater than the present value of the current estimated cash flows, the change is considered adverse (that is, an other-than-temporary impairment should be considered to have occurred).  The following assumptions were used in our cash flow tests:

1.	Default Rate – 0.75% applied annually to bank and insurance collateral; 15% recovery after two years.
•	Based upon FDIC data, the default data since the late 70’s demonstrates that BIF (Bank Insurance Fund) insured institutions defaulted at a rate of approximately 36 basis points (bps) per year.
•	Based upon A.M. Best number of impairments experienced in the insurance industry of 72 bps per year.
•	On 11/21/08, Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised”. This study lists a recovery assumption of 15%.
2.	Prepayment Speed – 1% annually; 100% at maturity;
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

5.	Discount Rate – the rate equal to the current yield used to accrete the beneficial interest as required in FASB ASC paragraph 325-40-35-6

In accordance with FASB ASC section 325-40-35, the present value of cash flow for the Preferred Term Securities at 9/30/09 was compared to the present value of the cash flows previously projected at 6/30/09.   The results showed that the present value of the current estimated cash flows were greater than or equal to the present value of cash flows at the last reporting date for all securities except for six.  As a result, management determined that we do not expect to recover the securities’ entire amortized cost basis on those six issues and as such, they were deemed other-than-temporarily impaired at 9/30/2009.  Based on this calculation, a credit loss in the amount of approximately $8.7 million was recognized in earnings for this period.   In addition, two of these securities were moved to held for trading since the securities showed no future cash flow potential.

On October 13, 2008, as part of the U.S. government’s economic stabilization plan, the U.S. Department of the Treasury (the “Treasury”) announced two plans, the Troubled Asset Relief Program Capital Purchase Program (“CPP”) and the Temporary Liquid Guarantee Program (“TLGP”).  The regulators highly encouraged participation in the programs in order to build capital levels, supply additional liquidity to the banking industry, and improve financial ratios for the large regional and national banks and the community banks.  A third program, the Capital Assistance Program, was adopted during the first quarter of 2009.  Many of the banks who issued the trust preferred securities in our portfolio have announced participation in one or more of these programs.  Management believes that these programs should help to bolster confidence in the industry and, eventually, provide capital and liquidity to the banking industry, but a long recovery is anticipated.

Management does not intend to sell these securities nor is it more likely than not that the Corporation will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of September 30, 2009, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

           The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$107.6	9%	$107.7	9%
Interest-bearing demand deposits	413.3	33	430.9	35
Savings deposits	31.3	3	33.1	3
Time deposits less than $0.1	296.5	24	298.8	24
Time deposits $0.1 or more	388.4	31	352.4	29
Total Deposits	$1,237.1	100%	$1,222.9	100%

Deposits increased $14.2 million during the first nine months of 2009 when compared to deposits at December 31, 2008.  Interest-bearing demand deposits decreased $17.6 million, non-interest bearing demand deposits decreased slightly by $0.1 million and savings deposits declined by $1.8 million.  During the second quarter of 2009, management repaid $42 million of brokered money market deposits.  Time deposits increased $33.7 million due to a successful promotion of the 13 and 24-month certificate of deposit products.  We are shifting our focus to longer-term liabilities as we anticipate a flat to rising interest rate environment in the future.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	September 30, 2009	December 31, 2008

Short-term borrowings	$0.0	$8.5
Securities sold under agreements to repurchase	46.2	42.0
Total short-term borrowings	$46.2	$50.5

FHLB advances	$240.7	$241.5
Junior subordinated debt	35.9	35.9
Total long-term borrowings	$276.6	$277.4

Total short-term borrowings decreased by approximately $4.3 million during the first nine months of 2009 due primarily to the Corporation being in an overnight investment position at September 30, 2009 offset by an increase of $4.2 million in repurchase agreements.  Long-term borrowings decreased during the first nine months of 2009 by $0.8 million due to scheduled monthly amortization of long-term advances.

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

In response to current economic conditions, management has performed an extensive review of the Bank’s liquidity position and has identified areas to increase liquidity over the next three to six months.  We have identified alternative methods to reduce the pledges on securities in our investment portfolio.  We are reducing our indirect lending and investing excess cash flow in short-term investments, and have identified the availability of a money market funding source from our in-house broker dealer.  In addition, the TLGP, which was extended to June 30, 2010, has also allowed us to release investment collateral.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents the Corporation’s capital ratios at September 30, 2009:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	10.61%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	9.23	4.00	6.00
Tier 1 Capital (to average assets)	8.75	3.00	5.00

At September 30, 2009, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.  As noted above, pursuant to the Treasury’s CPP, the Corporation sold 30,000 shares of Preferred Stock and a related warrant to purchase 326,323 shares of common stock for an exercise price of $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.  Information about the terms of these securities is provided in Note J to the consolidated financial statements presented elsewhere in this report.

On August 17, 2009, the Corporation paid a cash dividend on the Series A Preferred Stock in the amount of $375,000.  The third quarter dividend will be paid on November 17, 2009.

First United Corporation paid a cash dividend of $0.20 per common share on July 31, 2009.  On September 23, 2009, the Board of Directors declared another dividend of an equal amount, to be paid on November 2, 2009 to shareholders of record as of October 14, 2009.

First United Corporation is pursuing options to raise capital during the fourth quarter of 2009 in order to better position the Bank for future opportunities and to build capital reserves as the Company progresses through the economic recovery.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $112.6 million and $4.5 million, respectively, at September 30, 2009, compared to $142.3 million and $5.9 million, respectively, at December 31, 2008.  We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2009 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: November 6, 2009	/s/ William B. Grant
William B. Grant, Chairman of the Board
and Chief Executive Officer

Date November 6, 2009	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)