Form 10-K
period 2009-12-31
FIRST UNITED CORP/MD/
filed 2010-03-12
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):    Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2009:  $ 61,683,165.

The number of shares of the registrant’s common stock outstanding as of February 28, 2010:  6,143,947

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

The Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts and First United Statutory Trust III (“Trust III” and together with Trust I and Trust II, the “Trusts”), a Delaware statutory business trust.  The Trusts were formed for the purpose of selling trust preferred securities.  The Bank has two wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; and OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); and owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  First United Insurance Agency, Inc. a subsidiary of OakFirst Loan Center, Inc., was merged into the Insurance Group effective June 30, 2009.

At December 31, 2009, the Corporation had assets of approximately $1.74 billion, net loans of approximately $1.10 billion, and deposits of approximately $1.30 billion.  Shareholders’ equity at December 31, 2009 was approximately $101 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Banking Products and Services

The Bank operates 28 banking offices, one call center and 33 Automated Teller Machines (“ATM’s”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Hardy, and Monongalia County in West Virginia.  The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas.  Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, and money market deposit accounts, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRA”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer.  The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

[3]

Lending Activities— Our lending activities are conducted through the Bank and OakFirst Loan Centers.

The Bank’s commercial loans are primarily secured by real estate, commercial equipment, vehicles or other assets of the borrower.  Repayment is often dependent on the successful business operations of the borrower and may be affected by adverse conditions in the local economy or real estate market.  The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored throughout the duration of the loan by obtaining business financial statements, personal financial statements and income tax returns.  The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.

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

Deposit Activities—The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts.  The Bank also offers the CDARS program to municipalities, businesses, and consumers, providing them $50 million or more of FDIC insurance.  In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2009, 2008 and 2007, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $544 million, $472 million and $547 million, respectively.  Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

Insurance Activities— We offer a full range of insurance products and services to customers in our market areas through the Insurance Group.  Information about income from insurance activities for each of the years ended December 31, 2009, 2008 and 2007 may be found under “Other Operating Income” in the Consolidated Statements of Income included in Item 8 of Part II of this annual report.

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2009, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:

Susquehanna Bank	5	$271,328	40.79%
Manufacturers & Traders Trust Company	7	173,850	26.14%
First United Bank & Trust	4	127,538	19.17%
PNC Bank NA	3	54,102	8.13%
Standard Bank	2	38,333	5.77%

Source:  FDIC Deposit Market Share Report

[5]

Frederick County, Maryland:

PNC Bank NA	21	1,043,943	30.96%
Branch Banking & Trust Co.	12	636,036	18.86%
Bank Of America NA	5	259,180	7.69%
Manufacturers & Traders Trust Company	8	232,450	6.89%
Frederick County Bank	4	220,518	6.54%
Chevy Chase Bank FSB	6	171,423	5.08%
Woodsboro Bank	7	169,682	5.03%
First United Bank & Trust	4	128,285	3.81%
SunTrust Bank	3	127,001	3.77%
Middletown Valley Bank	4	115,185	3.42%
Sandy Spring Bank	4	84,654	2.51%
BlueRidge Bank	1	47,261	1.40%
Columbia Bank	2	36,367	1.08%
Damascus Community Bank	2	31,131	0.92%
Sovereign Bank	2	27,376	0.81%
Wachovia Bank NA	1	24,452	0.73%
Harvest Bank of Maryland	1	16,952	0.50%

Source:  FDIC Deposit Market Share Report

Garrett County, Maryland:

First United Bank & Trust	5	599,431	72.18%
Manufacturers & Traders Trust Co.	5	102,244	12.31%
Susquehanna Bank	2	97,280	11.72%
Clear Mountain Bank	1	26,718	3.22%
Miners & Merchants Bank	1	4,750	0.57%

Source:  FDIC Deposit Market Share Report

Washington County, Maryland:

Susquehanna Bank	10	501,480	25.83%
Hagerstown Trust Co.	11	453,446	23.35%
Manufacturers & Traders Trust Company	12	379,130	19.52%
PNC Bank NA	6	155,728	8.02%
Sovereign Bank	4	150,082	7.73%
First United Bank & Trust	3	83,889	4.32%
Centra Bank, Inc.	2	64,358	3.31%
Graystone Tower Bank	3	43,723	2.25%
Chevy Chase Bank FSB	3	39,659	2.04%
Citizens National Bank of Berkeley Springs	1	36,787	1.90%
Orrstown Bank	2	23,588	1.22%
Jefferson Security Bank	1	6,063	0.31%
Middletown Valley Bank	1	3,837	0.20%

Source:  FDIC Deposit Market Share Report

[6]

Berkeley County, West Virginia:

Branch Banking & Trust Co.	5	317,296	30.41%
Centra Bank Inc.	4	214,385	20.55%
First United Bank & Trust	5	127,653	12.24%
City National Bank of West Virginia	4	113,984	10.93%
Susquehanna Bank	3	103,640	9.93%
Jefferson Security Bank	2	58,700	5.63%
Bank of Charles Town	2	44,600	4.27%
Citizens National Bank of Berkeley Springs	3	35,229	3.38%
Summit Community Bank	1	15,338	1.47%
MVB Bank Inc.	1	12,067	1.16%
Woodforest National Bank	1	312	0.03%

Source:  FDIC Deposit Market Share Report

Hardy County, West Virginia:

Summit Community Bank, Inc.	3	350,315	67.67%
Capon Valley Bank	3	116,254	22.46%
Pendleton Community Bank, Inc.	1	24,312	4.70%
First United Bank & Trust	1	14,727	2.85%
Grant County Bank	1	12,025	2.32%

Source:  FDIC Deposit Market Share Report

Mineral County, West Virginia:

Branch Banking & Trust Co.	2	79,892	32.42%
First United Bank & Trust	2	78,369	31.80%
Manufacturers & Traders Trust Co.	2	50,113	20.34%
Grant County Bank	1	38,050	15.44%

Source:  FDIC Deposit Market Share Report

Monongalia County, West Virginia:

Branch Banking & Trust Co.	5	496,816	27.26%
Centra Bank, Inc.	5	485,663	26.65%
Huntington National Bank	5	380,607	20.89%
United Bank	4	169,039	9.28%
Clear Mountain Bank	5	107,660	5.91%
Wesbanco Bank, Inc.	5	85,691	4.70%
First United Bank & Trust	3	46,390	2.55%
First Exchange Bank	5	29,748	1.63%
Citizens Bank of Morgantown, Inc.	1	20,484	1.12%
PNC Bank NA	1	89	0.01%

Source:  FDIC Deposit Market Share Report

For further information about competition in our market areas, see the Risk Factor entitled “We operate in a competitive environment” in Item 1A of Part I of this annual report.

[7]

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

All non-bank subsidiaries of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Commissioner of Financial Regulation of Maryland. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, OakFirst Loan Center, LLC is subject to licensing and regulation by the Commissioner of Financial Regulation of Maryland, and the Insurance Group is subject to licensing and regulation by various state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the FRB, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision.

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

As part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority.  These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.  An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions.  We believe that the Bank meets substantially all standards that have been adopted.  FDICIA also imposes capital standards on insured depository institutions.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance, initially until December 31, 2009.  The TAG program has been extended until June 30, 2010.  We elected to participate in both programs and paid additional FDIC premiums in 2009 as a result.  See the section below entitled “Deposit Insurance”.

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

Further information about our capital resources is provided in the “Capital Resources” section of Item 7 of Part II of this annual report.  Information about the capital ratios of the Corporation and of the Bank as of December 31, 2009 may be found in Note 2 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

Deposit Insurance

The deposits of the Bank are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 8, 2006.  Under this law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  Effective October 3, 2008, however, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date was recently extended to December 31, 2013.  The coverage for retirement accounts did not change and remains at $250,000.

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the Deposit Insurance Fund to an acceptable level.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011.  The prepayment will be accounted for as a prepaid expense to be amortized quarterly.  The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements.  The Bank paid $4 million in FDIC premiums for 2009.  In December 2009, the Bank prepaid approximately $11 million in FDIC premiums.

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

Federal Securities Law

The shares of the Corporation’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market.  The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002.  Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation is generally required to comply with certain corporate governance requirements.

[10]

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

At December 31, 2009, we employed 487 individuals, of whom 377 were full-time employees.

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

The Corporation’s future success depends on the successful growth of its subsidiaries.

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

[11]

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

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of our loans are made to Western Maryland and Northeastern West Virginia borrowers, and many of these loans are secured by real estate, including construction and land development loans.  Approximately 20%, or $226 million, of our total loans are loans secured by real estate construction and development projects.  Commercial real estate development loans comprise $152 million of this amount. No industry or borrower comprises greater than 10% of total loans as of December 31, 2009. Accordingly, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse.  Moreover, the national and local economies have significantly weakened during the past several years because of the ongoing economic recession.  As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased.  These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire.  In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property.  There can be no guarantee as to when or whether economic conditions will improve.

Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  Based on our commercial real estate concentration as of December 31, 2009, we may be subject to further supervisory analysis during future examinations.  We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

The Bank may experience loan losses in excess of its allowance, which would reduce our earnings.

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

[12]

The market value of our investments could decline.

As of December 31, 2009, we had classified all but four of our investment securities as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments.  Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive income.  There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities.  Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments.  Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

On March 25, 2009, the FHLB of Atlanta announced that it would not pay a dividend for the fourth quarter of 2008.  On June 3, 2009, the FHLB of Atlanta announced that it would not pay a dividend for first quarter of 2009.  During the first quarter of 2009, the Corporation reversed approximately $28,000 in dividends that were accrued for the fourth quarter of 2008.  On August 12, 2009, FHLB of Atlanta announced that a dividend for the second quarter of 2009 would be paid.  A dividend of $29,000 was posted during the third quarter of 2009.  The Corporation did not accrue any dividends for the third or fourth quarters of 2009.

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

We operate in a competitive environment, and our inability to effectively compete could adversely and materially impact our financial condition and results of operations.

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

[13]

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

Our regulatory expenses will likely increase due to federal laws, rules and programs that have been enacted or adopted in response to the recent banking crisis and the current national recession.

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry.  These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance.  The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits.  These actions will cause our regulatory expenses to increase.  Additionally, due in part to the failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009.  Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

Customer concern about deposit insurance may cause a decrease in deposits held at the Bank.

With increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

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

[14]

We may lose key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program.

On January 30, 2009, we participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling $30 million in shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury.  As part of these transactions, we adopted Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock that may be acquired upon exercise of the Warrant.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law, which, among other things, imposed additional executive compensation restrictions on institutions that participate in TARP for so long as any TARP assistance remains outstanding.  Among these restrictions is a prohibition against making most severance payments to our “senior executive officers”, which term includes our Chairman and Chief Executive Officer, our Chief Financial Officer and, generally, the three next most highly compensated executive officers, and to the next five most highly compensated employees.  The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to certain employees.  These restrictions, coupled with the competition we face from other institutions, including institutions that do not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

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

[15]

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

The shares of the Series A Preferred Stock, the warrant, and the shares of common stock for which the warrant may be exercised are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

The Corporation’s ability to pay dividends is limited by applicable banking and corporate law.

The Corporation’s ability to pay dividends to shareholders is largely dependent upon the receipt of dividends from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends.  Federal law generally prohibits the payment of a dividend by a troubled institution.  Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock.  If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Moreover, the payment of dividends to shareholders, and the amounts thereof, is at the discretion of the Corporation’s Board of Directors.  Accordingly, there can be no guarantee that we will declare dividends in any fiscal quarter or, if declared, that the amount of a dividend will remain unchanged from quarter to quarter.

Because of the Corporation’s participation in TARP, it is subject to several restrictions relating to shares of its securities, including restrictions on its ability to declare or pay dividends on and repurchase its shares.

As stated above, the Corporation issued 30,000 shares of the Series A Preferred Stock and the Warrant to purchase 326,323 shares of common stock.  Under the terms of the transaction documents, the Corporation’s ability to declare or pay dividends on shares of its capital stock is limited.  Specifically, the Corporation is unable to declare dividends on common stock, other stock ranking junior to the Series A Preferred Stock (“Junior Stock”), or preferred stock ranking on a parity with the Series A Preferred Stock (“Parity Stock”) if the Corporation is in arrears on the dividends on the Series A Preferred Stock.  Further, the Corporation is not permitted to increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without Treasury’s approval until January 30, 2012 unless all of the Series A Preferred Stock has been redeemed or transferred.  In addition, the Corporation’s ability to repurchase its capital stock is restricted.  Until the earlier of January 30, 2012 or the date on which the Treasury no longer holds any Series A Preferred Stock, Treasury’s consent generally is required for any repurchase by the Corporation of its outstanding capital stock or any redemption by the Trusts of their outstanding trust preferred securities.  Further, shares of common stock, Junior Stock or Parity Stock may not be repurchased if the Corporation is in arrears on the Series A Preferred Stock dividends.

[16]

The Corporation’s ability to pay dividends on its securities is also subject to the terms of its outstanding debentures.

In March 2004, the Corporation issued approximately $30.9 million of junior subordinated debentures to Trust I and Trust II in connection with the sales by those trusts of $30.0 in mandatorily redeemable preferred capital securities to third party investors.  In December 2004, the Corporation issued $5.0 million of additional junior subordinated debentures.  Between December 2009 and January 2010, the Corporation issued approximately $10.8 million of junior subordinated debentures to Trust III and Trust III issued approximately $10.5 million in mandatorily redeemable preferred capital securities to third party investors.  The terms of these debentures require the Corporation to make quarterly payments of interest to the holders of the debentures, although the Corporation has the ability to defer payments of interest for up to 20 consecutive quarterly periods.  Should the Corporation make such a deferral election, however, it would be prohibited from paying dividends or distributions on, or from repurchasing, redeeming or otherwise acquiring any shares of its capital stock, including the common stock and the Series A Preferred Stock.  Although the Corporation has no present intention of deferring payments of interest on its debentures, there can be no assurance that the Corporation will not elect to do so in the future.

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

[17]

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 20 of its banking offices and leases eight.  The Corporation also leases eight offices of non-bank subsidiaries.  Total rent expense on the leased offices and properties was $.64 million in 2009.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions.  Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.
ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”.  As of February 26, 2010, the Corporation had 1,949 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2009 and 2008 are set forth below.  On March 10, 2010, the closing sales price of the common stock was $5.65 per share.

2009	High	Low	Dividends Declared

1st Quarter	$14.96	$7.02	$.200
2nd Quarter	12.50	8.06	.200
3rd Quarter	12.00	10.15	.200
4th Quarter	11.80	5.88	.100

2008	High	Low	Dividends Declared

1st Quarter	$20.85	$17.01	$.200
2nd Quarter	19.98	18.04	.200
3rd Quarter	20.73	16.01	.200
4th Quarter	20.00	13.00	.200

Cash dividends are typically declared on a quarterly basis and are at the discretion of the Corporation’s Board of Directors.  Dividends to shareholders are generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation.  The ability of these entities to declare dividends is limited by federal and state banking laws, state corporate laws, and the terms of our other securities.  Further information about these limitations may be found in Note 16 of the Notes to Consolidated Financial Statements and in the risk factors contained in Item 1A of Part I under the heading “Risks Relating to the Corporation’s Securities”, which are incorporated herein by reference.  There can be no guarantee that dividends will be declared in any fiscal quarter.

[18]

Market makers for the Corporation’s common stock are:

SCOTT AND STRINGFELLOW, INC.

909 East Main Street
Richmond, VA 23219
(804)643-1811
(800)552-7757

First United Corporation Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total return for the Corporation’s common stock for the five years ended December 31, 2009.  This data is compared to the NASDAQ Composite market index and the SNL $1 billion to $5 billion Bank Index during the same time period.  Total return numbers are calculated as change in stock price for the period indicated with dividends being reinvested.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
First United Corporation	100.00	106.98	114.29	108.34	76.15	36.44
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B Index	100.00	98.29	113.74	82.85	68.72	49.26

[19]

Issuer Repurchases

On August 14, 2007, the Corporation’s Board of Directors authorized a common stock repurchase plan, which was publicly announced on August 21, 2007. The plan authorized the repurchase of up to 307,500 shares of common stock in open market and/or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of the Corporation determines to be appropriate. The repurchase plan was suspended in January 2009 in connection with the Corporation’s participation in the CPP, and no shares were repurchased by or on behalf of the Company and its affiliates (as defined by Exchange Act Rule 10b-18) during the fourth quarter of 2009.

Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards.  The following table contains information about the Omnibus Plan as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	185,000	(1)

Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	185,000

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

The following table sets forth certain selected financial data for the five years ended December 31, 2009 and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(In thousands, except per share data)	2009	2008	2007	2006	2005

Balance Sheet Data

Total Assets	$1,743,736	$1,639,104	$1,478,909	$1,349,317	$1,310,991
Net Loans	1,101,794	1,120,199	1,035,962	957,126	954,545
Investment Securities	273,784	354,595	304,908	263,272	230,095
Deposits	1,304,166	1,222,889	1,126,552	971,381	955,854
Long-term Borrowings	270,544	277,403	178,451	166,330	128,373
Shareholders’ Equity	100,566	72,690	104,665	96,856	92,039

Operating Data

Interest Income	$85,342	$95,216	$93,565	$80,269	$69,756
Interest Expense	32,104	43,043	49,331	39,335	29,413
Net Interest Income	53,238	52,173	44,234	40,934	40,343
Provision for Loan Losses	15,588	12,925	2,312	1,165	1,078
Other Operating Income	(10,677)	13,769	15,092	14,041	14,088
Other Operating Expense	46,793	40,573	38,475	35,490	34,654
Income Before Taxes	(19,820)	12,444	18,539	18,320	18,699
Income Tax (benefit)/expense	(8,496)	3,573	5,746	5,743	6,548
Net (Loss) Income	$(11,324)	$8,871	$12,793	$12,577	$12,151
Accumulated preferred stock dividend and discount accretion	(1,430)	—	—	—	—
Net (loss) attributable to/income available to common shareholders	$(12,754)	$8,871	$12,793	$12,577	$12,151

Per Share Data

Basic net (Loss)/ Income per common share	$(2.08)	$1.45	$2.08	$2.05	$1.99
Diluted net (Loss)/Income per common share	$(2.08)	$1.45	$2.08	$2.05	$1.99
Dividends Paid	.80	.80	.78	.76	.74
Book Value	11.49	11.89	17.05	15.77	15.04

Significant Ratios

Return on Average Assets	(.67)%	.55%	.90%	.96%	.95%
Return on Average Equity	(11.02)%	9.31%	12.70%	13.07%	13.61%
Dividend Payout Ratio	(43.21)%	55.17%	37.50%	37.07%	37.44%
Average Equity to Average Assets	6.06%	5.95%	7.10%	7.35%	7.00%
Total Risk-based Capital Ratio	11.20%	12.18%	12.51%	12.95%	12.66%
Tier I Capital to Risk Weighted Assets	9.60%	10.59%	11.40%	11.81%	11.45%
Tier I Capital to Average Assets	8.53%	8.10%	8.91%	9.08%	8.64%

[21]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, which appear in Item 8 of Part II of this annual report.

Subsequent Events

In January 2010, Trust III issued $3.5 million in trust preferred securities to third party investors, and the Corporation issued $3.6 million in underlying junior subordinated debentures.

Overview

The Corporation is a financial holding company which, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties.  Its principal operating subsidiary is the Bank, which consists of a community banking network of 28 branch offices located throughout its market areas.  Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

The net loss attributable to common shareholders for the year ended December 31, 2009 was $12.8 million, compared to net income available to common shareholders of $8.9 million for 2008.  Basic and diluted losses per common share for the year ended December 31, 2009 were ($2.08), compared to basic and diluted income per common share of $1.45 for 2008.  The decrease in net income resulted primarily from an increase of $24.0 million of other-than-temporary impairment charges related to available-for-sale securities, $2.7 million in increased loan loss provision expense and $3.5 million of increased FDIC deposit insurance premiums.  The increase in FDIC premiums resulted from the special assessment charge of $.8 million recognized in June 2009, the revised FDIC rate structure and the credit which offset 2008 premiums charged.  Core operations remained strong as our net interest income for the year ended December 31, 2009 increased $1.1 million when compared to the same period of 2008.  Our net interest margin decreased from 3.68% at December 31, 2008 to 3.56% at December 31, 2009 as a result of an increase in non-accruing loans and management’s desire to increase our liquidity position.  The provision for loan losses was $15.6 million for the year ended December 31, 2009, compared to $12.9 million for the same period of 2008.  Interest expense on our interest-bearing liabilities decreased $10.9 million due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.  The increased provision was necessary to provide specific allocations for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and due to increases in the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Other operating income decreased $24.4 million during 2009 when compared to 2008. This decrease is primarily attributable to the recognition of $26.7 million in other-than-temporary impairment charges and $.3 million realized losses on the investment portfolio.  Trust department income and income earned on bank owned life insurance have also declined as compared to 2008 due to decreases in the market values of assets under management and reduced interest rates, respectively.  Management has also noted a decrease in consumer spending as service charge income has shown a decline of $2.0 million during the 12 months of 2009.  These declines were offset slightly by $0.7 million of increased insurance commissions as a result of the Insurance Group’s acquisition of books of business late in 2008.  Operating expenses increased $6.2 million in 2009 when compared to 2008.  This increase is due primarily to a $3.5 million increase of FDIC premiums, which is inclusive of the $0.8 million special assessment charge, and increases in personnel costs, other real estate owned expenses, and amortization of intangibles.

Operations in 2009 were impacted by the following factors and strategic initiatives:

Loan and Deposit Growth/Impact on Net Interest Margin – We experienced a decrease of $12.7 million in loans in 2009 when compared to 2008.  The residential mortgage and construction portfolio decreased $11.8 million and a decrease in the installment portfolio of $29.3 million.  These decreases were offset by growth of $28.4 million in the commercial portfolio as a result of in-house production and commercial participations with other financial institutions.  We experienced growth in both fixed rate and adjustable rate products.  Interest income on loans in 2009 decreased from the amount generated in 2008 by $6.1 million (on a fully taxable equivalent basis) due to the decrease in interest rates, flat rate environment throughout 2009, and the increase in non-accrual loans.  Interest income on investment securities decreased slightly by $3.0 million (on a fully taxable equivalent basis) due to a $44.6 million decrease in the portfolio.  (Additional information on the composition of interest income is available in Table 1 that appears on page 26).

[22]

Funding costs in 2009 decreased as a result of the flat interest rate environment throughout 2009 and the enhanced efforts of the internal treasury committee.  Deposits at December 31, 2009 increased $81.3 million when compared to deposits at December 31, 2008, primarily from a $75.7 million increase in our IRA and regular certificates of deposit as a result of 13-month and 24-month specials offset by declines in interest bearing demand and savings products.

Although deposits increased during 2009, the decline in the interest rate environment decreased deposit interest expense by $10.6 million when compared to 2008.   The reduction in interest expense resulted in a slight increase in net interest income on a tax equivalent basis of $1.4 million (3%) in 2009 when compared to 2008.

The overall net interest margin decreased during 2009 to 3.56% from 3.68% in 2008 on a fully taxable equivalent basis.

Other Operating Income/Other Operating Expense - Other operating income decreased $24.4 million during the 12 months of 2009 when compared to the same period of 2008. The decrease is primarily attributable to the recognition of $26.7 million in other-than-temporary impairment charges, a $.3 million realized loss on the investment portfolio, as a result of moving four securities to trading, and a decrease of $2.0 million in service charge income due to decreased consumer spending. Trust department revenue and income on our bank owned life insurance policies also decreased due to declines in the market values of assets under management and reduced interest rates, respectively.  These declines were offset slightly by a $.7 million increase in insurance commissions as a result of the Insurance Group’s acquisition of books of business in December 2008.

Trust department income is directly affected by the performance of the equity and bond markets and by the amount of assets under management.  Although we experienced favorable sales production in our trust department, unfavorable market conditions have reduced the fees and commissions on our existing accounts under management resulting in slightly lower income when compared to 2008.  In 2008, declining market values negatively impacted the value of assets under management and the resultant fees.   This decline in market values began to reverse in 2009.  Assets under management were $544 million, $472 million and $547 million at December 31, 2009, 2008 and 2007, respectively.

Securities losses are the most variable component of other operating income.  During 2009, we recorded non-cash charges of approximately $26.7 million as a result of an other-than-temporary impairment analysis performed on our investment portfolio.  This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

Other operating expenses increased $6.2 million for 2009 when compared to 2008.  The increase was due to increases in personnel expenses, occupancy and equipment expenses as we continued our expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by the Insurance Group.  In addition, expense for the Corporation’s defined benefit pension plan increased $1.0 million in 2009 when compared to 2008.  This increase is a result of the decline in market value of the plan assets and the lower discount rate.  We also recognized increases in other expenses directly attributable to the FDIC assessments of $3.5 million when compared to the same time period in 2008.

Dividends — The Corporation continued its tradition of paying dividends to shareholders during 2009, which totaled $0.80 per share.  The Corporation has paid quarterly cash dividends consistently since 1985, the year in which it was formed.  In December 2009, the Corporation reduced its quarterly dividend to $.10 per common share effective for the dividend payable on February 1, 2010.

As noted above, the Corporation is generally prohibited from increasing this dividend above $.20 per share without the prior consent of the Treasury until the earlier of (i) January 30, 2012 or (ii) the date on which the Treasury no longer holds any shares of the Series A Preferred Stock.

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

[23]

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio.  A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia.  Because the calculation of the allowance for loan losses relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The allowance for loan losses is also discussed below in Item 7 under the caption “Allowance for Loan Losses” and in Note 5 to Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and the non-amortization and impairment assessment of goodwill.  We have $.5 million of core deposit intangible assets and $2.9 million related to acquisitions of insurance “books of business” which are subject to amortization. The $11.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003, which is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment.  The determination of whether or not these assets are impaired involves significant judgments.  Management has completed its annual evaluation for impairment and concluded that the recorded value of goodwill was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Other-Than-Temporary Impairment of Investment Securities

Securities available-for-sale:  Securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported in the accumulated other comprehensive income/(loss) component in shareholders’ equity.

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

[24]

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

Fair Value of Investments

Our entire investment portfolio is classified as available-for-sale and is therefore carried at fair value.  We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820.  The determination of fair value of investments and other assets is discussed further in Note 18 to the Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits.  Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets.  We evaluate each of these critical assumptions annually.  Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases.  These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries.  Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 13 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements included in Item 8, Part II of this annual report discusses new accounting pronouncements that when adopted, may have an effect on our consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue.  Net interest income is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (FTE) basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The table below summarizes net interest income (on a fully taxable equivalent basis) for the years 2007-2009 (dollars in thousands).

[25]

	2009	2008	2007
Interest income	$87,478	$97,062	$95,286
Interest expense	32,104	43,043	49,331

Net interest income	$55,374	$54,019	$45,955

Net interest margin %	3.56%	3.68%	3.51%

Net interest income on an FTE basis increased $1.4 million during 2009 over the same period in 2008 due to a $10.9 million decrease in interest expense, offset by a $9.6 million decrease in interest income.  The decrease in interest income resulted primarily from a decrease in interest rates on loans, an increase in non-accrual assets and our desire to maintain higher cash levels when compared to 2008.  A reversal of approximately $28,000 is reflected in the “Other interest earning assets” line item for December 31, 2009 due to the accrual of stock dividends issued by the Federal Home Loan Bank (“FHLB”) of Atlanta at a rate of 0.80% for the fourth quarter of 2008.  The Corporation was notified during the first quarter of 2009 that the FHLB of Atlanta would not pay a dividend for the fourth quarter 2008.  The decreases in interest rates throughout 2008 and the increase in non-accrual assets during 2009 contributed to the decrease in the average rate on our average earning assets of 99 basis points, from 6.62% at December 31, 2008 to 5.63% for December 31, 2009 (on a fully tax equivalent basis).

Interest expense decreased during 2009 when compared to the same period of 2008 due primarily to the significantly low level of interest rates on our interest bearing liabilities. Average interest-bearing liabilities increased during 2009 by $82.4 million when compared to 2008, with interest-bearing deposits increasing by approximately $73.1 million.  The effect of the decreasing rate environment throughout 2008 and continuing into 2009, our decision to only increase special rates for full relationship customers and the short duration of our portfolio resulted in a 92 basis point decrease in the average rate paid on our average interest-bearing liabilities from 3.11% for the 12 months ended December 31, 2008 to 2.19% for the same period of 2009.

The net result of the aforementioned factors was a 12 basis point decrease in the net interest margin during the 12 months of 2009 to 3.56% from 3.68% for the same time period of 2008.

Comparing 2008 to 2007, net interest income increased $8.1 million (18%) in 2008 over the same period in 2007, due to a $1.8 million (1.9%) increase in interest income coupled with a $6.3 million (12.7%) decrease in interest expense.  The increase in interest income resulted from an increase in average interest-earning assets of $158.9 million (12%) during 2008 when compared to 2007.  The increased level of interest earning assets is attributable to the growth that we experienced in our loan and investment portfolios during 2008.  The declines in the interest rates throughout 2008 contributed to the decrease in the average yield on our average earning assets of 67 basis points, from 7.29% in 2007 to 6.62% in 2008 (on a fully tax equivalent basis).  The average yield on loans decreased by 81 basis points and the yield on investment securities as a percentage of interest earning assets was stable in 2008.  Although we experienced an increase in average interest-bearing liabilities of $212.9 million in 2008, interest expense decreased $6.3 million due to the decline in interest rates and the enhanced efforts of the internal treasury committee.  Average deposits increased in 2008 by approximately $146.7 million.  Effective management of both retail and wholesale interest rates resulted in a 110 basis point decrease in the average rate paid on our average interest-bearing liabilities from 4.21% for 2007 to 3.11% for 2008.   The net result of the aforementioned factors was a 17 basis point increase in the net interest margin at December 31, 2008 to 3.68% from 3.51% at December 31, 2007.

As shown below, the composition of total interest income between 2008 and 2009 shifted towards interest and fees on loans.  This was the result of accumulating cash from calls on securities in the investment portfolio in order to enhance our liquidity position.  The composition of total interest income between 2007 and 2008 shows a slight increase in interest on investments and a corresponding decline in interest and fees on loans.  This shift is attributable to the leverage strategies implemented throughout 2007 and 2008.  Leverage strategies are the purchase of investment securities funded by borrowings of matched terms and durations.  The difference between the rate earned and the rate paid has resulted in additional earnings.  Management has more control over the rates, duration and structure of the investment portfolio as compared to the loan portfolio which is customized to the individual needs of each borrower.  As such, the investment portfolio is used as a supplement to our asset liability management process.

[26]

	% of Total Interest Income
	2009	2008	2007

Interest and fees on loans	80%	78%	82%
Interest on investment securities	20%	22%	18%

Table 1 sets forth the average balances, net interest income and expense and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2009, 2008 and 2007.  Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2009, 2008 and 2007.  Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential – Tax Equivalent Basis
(Dollars in thousands)
Table 1

	For the Years Ended December 31
	2009			2008			2007
	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE
Assets
Loans	$1,132,569	$68,271	6.03%	$1,081,191	$74,415	6.88%	$1,003,854	$77,158	7.69%
Investment Securities:
Taxable	224,647	13,106	5.83	285,382	16,848	5.90	215,756	12,474	5.78
Non taxable	98,960	5,962	6.02	82,844	5,229	6.31	73,467	4,847	6.60
Total	323,607	19,068	5.89	368,226	22,077	6.00	289,223	17,321	5.99
Federal funds sold	48,979	96	.20	368	4	1.09	285	11	3.86
Interest-bearing deposits with other banks	34,389	28	.08	3,691	77	2.09	5,135	241	4.69
Other interest earning assets	13,819	15	.11	13,235	489	3.69	9,363	555	5.93
Total earning assets	1,553,363	87,478	5.63%	1,466,711	97,062	6.62%	1,307,860	95,286	7.29%
Allowance for loan losses	(14,960)			(9,002)			(6,584)
Non-earning assets	157,741			142,076			118,780

Total Assets	$1,696,144			$1,599,785			$1,420,056

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$391,299	$2,997	.77%	$414,750	$6,906	1.67%	$333,443	$9,752	2.92%
Savings deposits	76,703	498	.65	80,812	1,035	1.28	42,123	1,445	3.43
Time deposits:
Less than $100	323,409	9,241	2.86	239,211	10,220	4.27	234,439	10,429	4.45
$100 or more	355,589	7,480	2.10	339,110	12,621	3.72	317,219	16,132	5.09
Short-term borrowings	44,473	318	.72	55,243	1,022	1.85	70,474	2,903	4.12
Long-term borrowings	274,718	11,570	4.21	254,680	11,239	4.41	173,208	8,670	5.01

Total interest-bearing liabilities	1,466,191	32,104	2.19%	1,383,806	43,043	3.11%	1,170,906	49,331	4.21%

Non-interest-bearing Deposits	110,883			106,124			133,509
Other liabilities	16,240			14,595			14,885
Shareholders’ Equity	102,830			95,260			100,756

Total Liabilities and Shareholders’ Equity	$1,696,144			$1,599,785			$1,420,056

Net interest income and Spread		$55,374	3.44%		$54,019	3.51%		$45,955	3.08%

Net interest margin			3.56%			3.68%			3.51%

NOTES:
—The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2009, 2008 and 2007.  The fully taxable equivalent adjustments for the years ended December 31, 2009, 2008, and 2007 were $1,613, $1,846, and $1,721, respectively.
—The average balances of non-accrual loans for the years ended December 31, 2009, 2008 and 2007, which were reported in the average loan balances for these years, were $39,851, $23,517, and $4,167, respectively.

[27]

—Net interest margin is calculated as net interest income divided by average earning assets.
—The average yields on investments are based on amortized cost.

Interest Variance Analysis (1)
 (In thousands and tax equivalent basis)
Table 2

	2009 Compared to 2008			2008 Compared to 2007
	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Loans	$3,097	$(9,241)	$(6,144)	$5,323	$(8,066)	$(2,743)
Taxable Investments	(3,543)	(199)	(3,742)	4,111	264	4,375
Non-taxable Investments	971	(238)	733	592	(210)	382
Federal funds sold	95	(3)	92	1	(8)	(7)
Other interest earning assets	59	(582)	(523)	140	(370)	(230)

Total interest income	679	(10,263)	(9,584)	10,167	(8,390)	1,777

INTEREST EXPENSE:
Interest-bearing demand deposits	(180)	(3,729)	(3,909)	1,354	(4,200)	(2,846)
Savings deposits	(27)	(510)	(537)	495	(905)	(410)
Time deposits less than $100	2,406	(3,385)	(979)	204	(413)	(209)
Time deposits $100 or more	347	(5,488)	(5,141)	815	(4,326)	(3,511)
Short-term borrowings	(77)	(627)	(704)	(282)	(1,598)	(1,880)
Long-term borrowings	844	(513)	331	3,595	(1,026)	2,569

Total interest expense	3,313	(14,252)	(10,939)	6,181	(12,468)	(6,287)

Net interest income	$(2,634)	$3,989	$1,355	$3,986	$4,078	$8,064
Note:
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $15.6 million for the year ended December 31, 2009, compared to $12.9 million for the same period of 2008.  The increase in the provision for loan losses for 2009 when compared to 2008 was in response to the increase in net charge-offs and non-performing loans, the results of our quarterly reviews of the adequacy of the qualitative factors affecting the allowance, and specific allocations for impaired loans.  As part of our loan review process, management noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

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

Other Operating Income

The following table shows the major components of other operating income for the past three years, exclusive of securities losses (dollars in thousands) and the percentage changes during these years:

[28]

				2009 VS. 2008	2008 VS. 2007
	2009	2008	2007	% CHANGE	% CHANGE

Service charges on deposit accounts	$4,992	$5,835	$4,955	-14.4%	17.8%
Other service charge income	466	424	883	9.9%	-52.0%
Debit Card income	1,404	1,215	1,111	15.6%	9.4%
Trust department income	3,665	3,912	4,076	-6.3%	-4.0%
Insurance commissions	2,888	2,143	2,529	34.8%	-15.3%
Bank owned life insurance (BOLI)	559	704	1,114	-20.6%	-36.8%
Brokerage commissions	593	745	734	-20.4%	1.5%
Other income	1,761	788	1,295	123.5%	-39.2%
Total other operating income	$16,328	$15,766	$16,697	3.6%	-5.6%

Securities losses	$(27,005)	$(1,997)	$(1,605)	1,252.3%	-24.4%

As the table above illustrates, other operating income increased by $.6 million in 2009 when compared to 2008, exclusive of the securities losses.  This compares to a $.9 million (5.6%) decrease in 2008 over 2007.

Service charges on deposit accounts decreased in 2009 when compared to 2008 and increased in 2008 when compared to 2007.  The decrease in 2009 was primarily attributable to a decline in overdraft fee income which was a result of decreased consumer spending.  Service charge related income constituted 33%, 40%, and 35% of other operating income in 2009, 2008, and 2007, respectively.

Trust department income is directly affected by the performance of the equity and bond markets and by the amount of assets under management.  Although we have experienced favorable sales production in our trust division, unfavorable market conditions have reduced the fees and commissions on our existing accounts under management resulting in slightly lower income when compared to 2008.  Declining market values negatively impacted the value of assets under management for 2008.  Assets under management were $544 million, $472 million and $547 million for years 2009, 2008 and 2007, respectively.

Insurance commissions increased in 2009 when compared to 2008 due to the acquisition of a book of business in December 2008.  Insurance commissions decreased from 2007 to 2008 due to a soft insurance market resulting in lower premium income and a reduction in the amount of contingency income received in 2008.  Contingency income is received from the insurance carriers based upon claims histories and varies from year to year.

Securities (losses)/gains are the most variable component of other operating income.  During 2009 and 2008, we recorded non-cash charges of approximately $26.7 million and $2.7 million, respectively, as a result of an other-than-temporary impairment analysis performed on our investment portfolio throughout each year.  This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.  This charge was offset by gains realized from sales of investment securities and calls on fixed-income bonds.

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

We experienced an increase in other income during 2009 primarily due to a $0.9 million gain realized as a result of the exercise of eminent domain rights by a governmental entity relating to one of our retail branch sites. This increase was offset by reduced bank owned life insurance earnings.  This decline is attributable to the overall decrease in the interest rate environment throughout 2009 and the movement of our separate account policy to a money market fund in order to protect principal.  In December 2009, management surrendered this policy.  A new BOLI purchase was made in November 2009 which is projected to increase the overall return on this portfolio in 2010.  We also recognized a decline in secondary market fees.

[29]

Other Operating Expense

Other operating expense for 2009 increased $6.2 million (15.3%) when compared to 2008, compared to an increase in 2008 of $2.1 million (5.5%) over 2007.  The following table shows the major components of other operating expense for the past three years (in thousands) and the percentage changes during these years:

				2009 VS. 2008	2008 VS. 2007
	2009	2008	2007	% CHANGE	% CHANGE

Salaries and employee benefits	$22,917	$21,531	$20,628	6.4%	4.4%
Other expenses	11,168	10,785	10,340	3.6%	4.3%
FDIC Premiums	3,966	479	223	728.0%	114.8%
Equipment	3,409	3,364	3,224	1.3%	4.3%
Occupancy	2,822	2,693	2,388	4.8%	12.8%
Data processing	2,511	1,721	1,672	4.6%	2.9%
Total other operating expense	$46,793	$40,573	$38,475	15.3%	5.5%

  Other operating expenses increased $6.2 million (15%) for the 12 months of 2009 when compared to the 12 months of 2008.  The increase was due to an increase in salaries and wages by $1.4 million in 2009 over 2008 due primarily to our continued expansion in Morgantown, West Virginia, Frederick, Maryland and in the markets served by the Insurance Group.  An increase of $.9 million from 2007 to 2008 was primarily attributable to normal merit increases and new hires to support on-going operations and production.   Salaries and employee benefits represent approximately 49% of total other operating expenses in 2009, compared to 53% in 2008 and 54% in 2007. In addition, expense for the Corporation’s defined benefit pension plan increased $1.0 million in the 12 months of 2009 when compared to the same period of 2008.  This increase is a result of the decline in market value of the plan assets and the lower discount rate.

In response to the current banking environment, the FDIC substantially increased deposit premiums for all insured banks in 2009.  This resulted in a $3.5 million increase in our premium expense when compared to 2008.  These premiums increased slightly from 2007 to 2008 as the credits related to the assessment were applied during 2007 and 2008.

Occupancy and equipment expenses increased by $.2 million from 2008 to 2009 and $.4 million from 2007 to 2008.  These increases relate to the growth and expansion of the Bank’s retail network and the opening of our operations center during 2007.

Other expenses increased slightly by $.4 million in 2008 when compared to 2007 due to increases in marketing, membership fees and licenses and miscellaneous conversion costs as a result of our core processor conversion completed in April.

Applicable Income Taxes

Due to the net loss incurred in 2009, we recognized a net tax benefit of $8.5 million, compared to $3.6 million and $5.7 million of income tax expense in 2008 and 2007 (29% and 31% effective tax rates), respectively.  The net tax benefit generated in 2009 resulted primarily from the non cash other-than-temporary impairment charges on our investment portfolio of $26.7 million and the increased loan loss provision.  The effective tax rates in 2008 and 2007 are slightly less than the statutory rate due to the level of tax exempt income.  See Note 12 to the Consolidated Financial Statements, “Income Taxes” for detailed analysis of the Corporation’s deferred tax assets and liabilities.  A valuation allowance has been provided for the state tax loss carry forwards included in deferred tax assets which will expire commencing in 2019.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state net deferred tax assets at December 31, 2009 as it is more likely than not that they will be realized based on the following:

•
the expected reversal of all but $1.1 million of the total $5.1 million of deferred tax liabilities at December 31, 2009 in such a manner to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2009;

•	the available carry-back available to our 2008 tax return to obtain a tax refund of tax paid in that year, if needed, based on 2010 deferred tax reversals; and
•
for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire.

[30]

We will need to generate taxable income in future years of approximately $40 million to fully utilize the net deferred tax assets in the years in which they are expected to reverse.  Management estimates that we can fully utilized the deferred tax assets in approximately four to five years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets reached $1.74 billion at December 31, 2009, representing an increase of $104.6 million (6.4%) from year-end 2008.

The total interest-earning asset mix at December 31, 2009 shows a slight decline in the percentage of loans and investments as a percentage of total assets from 2008 to 2009 as we increased our cash and cash equivalents for liquidity purposes. The mix was comparable from 2007 to 2008.  The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2009	2008	2007

Net loans	63%	68%	70%
Investments	16%	22%	21%
Cash and cash equivalents	11%	1%	2%

The year-end total liability mix has remained consistent during the three-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2009	2008	2007

Total deposits	79%	78%	82%
Total borrowings	19%	21%	17%

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

Table 3 sets forth the composition of our loan portfolio.  Historically, our policy has been to make the majority of our loan commitments in our market areas.  We had no foreign loans in our portfolio as of December 31 for any of the periods presented.

[31]

Summary of Loan Portfolio
(Dollars in thousands)
Table 3

	Loans Outstanding as of December 31
	2009	2008	2007	2006	2005

Commercial	$604,410	$575,962	$492,302	$408,361	$404,681
Real Estate – Mortgage	398,413	403,768	384,420	359,601	337,559
Consumer Installment	110,937	140,234	153,593	181,574	193,275
Real Estate – Construction	8,124	14,582	12,951	14,120	25,446

Total Loans	$1,121,884	$1,134,546	$1,043,266	$963,656	$960,961

Comparing loans at December 31, 2009 to loans at December 31, 2008, our loan portfolio has decreased by $12.7 million (1%).  Continued growth in commercial loans ($28.4 million) was offset by a decline in our residential mortgage and construction portfolio ($11.8 million) and a decline in our installment portfolio ($29.3 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product. Indirect auto loans comprise the largest percentage of installment loans, 75% at December 31, 2009, 74% at December 31, 2008 and 85% at December 31, 2007.

The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that have occurred in the current low interest rate environment during the past 12 months as consumers seek long-term fixed rate loans.  We used secondary market outlets to satisfy these loan requests.  The decrease in construction loans is due to the current recession which has had a material and adverse effect on economic growth and the housing market.

The growth in the commercial portfolio is a result of continuous growth in our new market areas and funding of previous loan commitments.  At December 31, 2009, approximately 72% of the commercial loan portfolio was collateralized by real estate, compared to 74% at December 31, 2008 and 81% at December 31, 2007. At December 31, 2009, adjustable interest rate loans maturing within one to five years were 62% of total loans, compared to 60% at December 31, 2008.

Fixed–interest rate loans made up 38% of the total loan portfolio at December 31, 2009 and 2008, compared to 42% of total loans at December 31, 2007.

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

Consumer installment loans decreased by $13 million in 2008, or 8.7%, when compared to 2007.  This decrease reflects management’s continued shift toward more commercial loans with less emphasis on the highly competitive consumer loan market and indirect car dealer loans.

[32]

The following table sets forth the remaining maturities, based upon contractual dates, for selected loan categories as of December 31, 2009 (in thousands):

Maturities of Loan Portfolio at December 31, 2009
Table 4
	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total

Commercial	$244,382	$233,923	$126,105	$604,410
Real Estate – Mortgage	133,611	114,267	150,535	398,413
Installment	35,673	72,890	2,374	110,937
Real Estate – Construction	—	8,124	—	8,124

Total Loans	$413,666	$429,204	$279,014	$1,121,884

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$125,653	$184,328	$270,087	$580,068
Adjustable-Interest Rate Loans	288,013	244,876	8,927	541,816

Total Loans	$413,666	$429,204	$279,014	$1,121,884

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

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans (dollars in thousands) for the past five years:

Risk Elements of Loan Portfolio
Table 5

	At December 31
	2009	2008	2007	2006	2005
Non-Accrual Loans	$46,584	$24,553	$5,443	$3,190	$2,393
Accruing Loans Past Due 90 Days or More	1,770	3,476	3,260	619	989
Total	$48,354	$28,029	$8,703	$3,809	$3,382
Total as percentage of total loans	4.32%	2.47%	.83%	.40%	.35%
Restructured Loans:
Performing	$22,160	$349	$—	$522	$532
Non-accrual (included above)	13,321	119	—
Total Restructured	$35,481	$468	$—	$522	$532

Other Real Estate Owned	$7,591	$2,424	$825	$23	$133
At December 31

Non-Accrual Type	2009	2008	2007	2006	2005
Commercial	$40,370	$20,226	$382	$3,100	$2,256
Residential – Mortgage	5,200	3,434	60	66	121
Installment	93	86	24	24	16
Residential - Construction	921	807	4,977	—	—

Total	$46,584	$24,553	$5,443	$3,190	$2,393

[33]

Non-Accrual Loans as a % of Applicable Portfolio
	2009	2008	2007	2006	2005
Commercial	6.7%	3.5%	.08%	.76%	.56%
Residential- Mortgage	1.3%	.85%	.02%	.02%	.04%
Installment	.08%	.06%	.02%	.01%	.01%
Residential - Construction	11.3%	5.5%	38.4%	—	—

Interest income not recognized as a result of placing loans on non-accrual status was $1.3 million during 2009, $0.4 million during 2008 and $0.2 million during 2007.  Interest income not recognized as a result of rate modifications on restructured loans was $0.1 million in 2009 and none in 2008 and 2007.

We have seen an increase in non-accrual loans in 2009 and 2008 primarily due to the effects of the recession on our acquisition and development portfolio, which is in the commercial portfolio.

The amount of restructured loans increased significantly in 2009 as we have made every effort to work with our borrowers during this distressed economic environment. At December 31, 2009, performing restructured loans were comprised of approximately $7.4 million of commercial real estate land development loans, $5.7 million of other commercial real estate loans, $4.5 million of commercial and industrial loans, and $4.6 million of single family mortgage loans.  The objective of the restructurings was to increase loan repayments by customers and thereby reduce net charge-offs.  Restructured terms can include temporary relief of contractual principal payments, temporary or permanent reductions of the interest rate, and maturity extensions.  For loans that were originally interest only credit lines, if the maturity date is extended, the restructured loan is placed on a principal amortization schedule.  Restructured loans are considered performing if they have made at least six consecutive payments of their original and modified terms. Restructured loans are evaluated for impairment as required by applicable accounting guidance.

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

We use the methodology outlined in FDIC Statement of Policy on Allowance for Loan Losses.  The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans. The two pools are further segmented by loan type and by loan classification, including uncriticized (pass), other assets especially mentioned and substandard.  The uncriticized (pass) pools for commercial real estate and residential real estate are further segmented based upon the geographic locations of the underlying collateral. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate.  For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance.  The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources.  Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” that are considered impaired and in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two.  The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues.  Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

[34]

The balance of the allowance for loan losses increased to $20.1 million at December 31, 2009, from $14.3 million at December 31, 2008.  Several factors contributed to the $5.8 million increase in the balance of the allowance in 2009, including:  a significant increase in the balance of non-accrual loans, from $24.6 million in 2008 to $46.6 million in 2009; changes to the qualitative factors which are reviewed quarterly and reflect the current economic environment; an increase in impaired loans from $83.3 million in 2008 to $131.2 million in 2009; and an increase in the percentage of net charge-offs to average outstanding loans from ..54% in 2008 to .87% in 2009.  Non-accrual loans and impaired loans consist primarily of real estate development loans and commercial real estate that have experienced a slowdown in the level of sales activity during the current year.  All of these types of credit facilities were thoroughly reviewed by management during 2009 as to the adequacy of the collateral, the valuation of collateral, secondary sources of repayment, and other credit quality attributes.  Collateral valuations were also subject to a sensitivity and shock analysis in order to identify loans that may not have sufficient collateral in the event of a significant decline in the market value of the collateral.  As a result of these extensive reviews, some specific allocations of the allowance were made to several loans.  At December 31, 2009, the balance of the allowance was equal to 1.79% of total loans, which was 2.0 times the amount of net charge-offs for the year.

Performing loans considered impaired loans, as defined and identified by management, amounted to $84.6 million at December 31, 2009.  Loans are identified as impaired when the loan is classified as substandard and management determines that it is probable that the borrower will not be able to pay principal and interest according to the contractual terms of the loan.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

During 2008, there was significant coverage in the media regarding the topic of “sub-prime” loans and the resulting increase in loan delinquencies and foreclosures.  A sub-prime loan is defined generally as a loan to a borrower with a weak credit record or a reduced repayment capacity.  These borrowers typically pose a higher risk of default and foreclosure.  We generally do not make sub-prime loans.  If credit is extended to a sub-prime borrower, the decision to lend is based on the presence of facts and circumstances that management believes mitigate the risks inherent in this type of loan.  As of December 31, 2009, management believes that our loss exposure arising from the sub-prime loan market is minimal.

The balance of the allowance for loan losses increased to $14.3 million at December 31, 2008, from $7.3 million at December 31, 2007.  Several factors contributed to the $7 million increase in the balance of the allowance in 2008, including:  a significant increase in the balance of non-accrual loans, from $5.4 million in 2007 to $24.6 million in 2008; changes to the qualitative factors which are reviewed quarterly; an increase in impaired loans from $6.9 million in 2007 to $83.3 million in 2008; and an increase in the percentage of net charge-offs to average outstanding loans from .15% in 2007 to ..54% in 2008.  Non-accrual loans and impaired loans consist primarily of real estate development loans and commercial real estate that have experienced a slowdown in the level of sales activity during the current year.  All of these types of credit facilities were thoroughly reviewed by management during the fourth quarter of 2008 as to the adequacy of the collateral, the valuation of collateral, secondary sources of repayment, and other credit quality attributes.  Collateral valuations were also subject to a sensitivity and shock analysis in order to identify loans that may not have sufficient collateral in the event of a significant decline in the market value of the collateral.  As a result of this extensive review, some specific allocations of the allowance were made to several of these loans.  At December 31, 2008, the balance of the allowance was equal to 1.26% of total loans, which was 2.4 times the amount of net charge-offs for the year.

As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, management believes the allowance for loan losses is appropriate as of December 31, 2009.

[35]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses
(Dollars in thousands)
Table 6

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Balance at Beginning of Period	$14,347	$7,304	$6,530	$6,416	$6,814
Loans Charged Off:
Commercial	6,375	3,936	540	359	557
Real Estate – Mortgage	2,206	743	103	89	162
Installment	1,851	1,408	1,171	1,127	1,171
Deposit Overdrafts	353	508	408	—	—

Total Charged Off	10,785	6,595	2,222	1,575	1,890
Recoveries of Loans:
Commercial	309	147	45	110	8
Real Estate – Mortgage	128	39	17	11	59
Installment	461	375	380	403	347
Deposit Overdrafts	42	152	242	—	—

Total Recoveries	940	713	684	524	414

Net Loans Charged Off	9,845	5,882	1,538	1,051	1,476
Provision for Loan Losses	15,588	12,925	2,312	1,165	1,078
Balance at the End of Period	$20,090	$14,347	$7,304	$6,530	$6,416
Loans at End of Period	$1,121,884	$1,134,546	$1,043,266	$963,656	$960,961
Daily Average Balance of Loans	$1,132,569	$1,081,191	$1,003,854	$957,709	$954,784
Allowance for Loan Losses to Loans Outstanding	1.79%	1.26%	.70%	.68%	.67%
Net Charge Offs to Average Loans Outstanding	.87%	.54%	.15%	.11%	.15%

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

Allocation of the Allowance for Loan Losses
(In thousands at December 31)
Table 7
	2009	% of Total Loans	2008	% of Total Loans	2007	% of Total Loans	2006	% of Total Loans	2005	% of Total Loans
Commercial	$15,004	54%	$9,002	51%	$3,825	47%	$2,983	42%	$2,777	42%
Real Estate-Mortgage	3,172	36%	3,326	37%	1,716	38%	1,512	39%	1,504	38%
Consumer Installment	1,657	10%	2,015	12%	1,763	15%	1,934	19%	2,060	20%
Other	257	—	4	—	0	—	101	—	75	—

Total	$20,090	100%	$14,347	100%	$7,304	100%	$6,530	100%	$6,416	100%

[36]

Investment Securities

Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy.  Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of applicable income taxes.  For additional information, see Notes 1 and 4 of the Notes to Consolidated Financial Statements, which are included in Item 8 of Part II of this annual report.

The following sets forth the composition of our securities portfolio available-for-sale, reported at fair value, by major category as of the indicated dates (in thousands):

	December 31,
		2009			2008			2007
	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$68,487	$68,263	25%	$111,938	$113,645	32%	$89,211	$90,768	30%
Residential mortgage-backed agencies	59,640	62,573	23%	80,354	82,561	23%	39,931	40,258	13%

Collateralized mortgage obligations	40,809	33,197	12%	51,753	40,638	12%	20,574	20,681	7%
Obligation of states and political subdivisions	95,190	97,303	35%	95,876	93,485	26%	85,896	85,893	28%
Collateralized debt obligations	44,478	12,448	5%	70,324	24,266	7%	73,537	67,308	22%

Total	$308,604	$273,784	100%	$410,245	$354,595	100%	$309,149	$304,908	100%

Investment securities have decreased $80.8 million since December 31, 2008.  U.S. government agencies decreased by $45.4 million during 2009 primarily due to calls in the portfolio. Residential mortgage-backed agencies decreased by $20.0 million and collateralized mortgage obligations decreased slightly by $7.4 million as a result of increased paydowns on the underlying loans.  The collateralized debt obligations portfolio consists primarily of trust preferred securities issued by trust subsidiaries of financial institutions and insurance companies that are collateralized by junior subordinated debentures issued by those parent institutions.  The $11.8 million decrease in this sector is due to a decline in the fair value of these securities directly attributable to the current economic environment and its impact on the financial services industry as well as realized losses recognized in 2009 as a result of other-than-temporary impairment charges.  The decreases in these sectors were offset by a slight increase in state and political subdivisions of $3.8 million.

At December 31, 2009, the securities classified as available-for-sale included a net unrealized loss of $34.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.  The comparable amount at December 31, 2008 was an unrealized loss of $55.6 million.  Typically, the fair values of securities available-for-sale will generally decrease whenever interest rates increase, and the fair values will typically increase in a declining rate environment.  However, fair values have also been affected by factors such as marketability, liquidity and the current economic environment.

As discussed in Note 18 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. In April 2009, FASB issued additional guidance in ASC Subparagraphs 820-10-35-51A and 820-10-35-51B on determining when the volume and level of activity for the asset or liability has significantly decreased and provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value.  The new guidance also clarifies in ASC Subparagraphs 820-10-35-51E and 820-10-35-51F that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

[37]

Approximately $12.4 million (5%) of our securities available-for-sale were valued using significant unobservable inputs (Level 3 assets).  These securities are pooled trust preferred securities and are classified as collateralized debt obligations and contributed approximately $32.0 million to the unrealized loss reported in our accumulated other comprehensive loss on the Statement of Financial Condition.  The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 4.2% to 31.7% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The following table provides a summary of these securities and the credit status of the securities as of December 31, 2009.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Book Value	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Collateral at Risk (Internal Assessment)	Number of Performing Issuers/Total Issuers
Preferred Term Security I*	Mezz	861	632	(229)	CC	277,500	24.86%	208,500	(11,492)	-5.61%	-	28 / 32
Preferred Term Security XI	B-1	1,500	579	(921)	CC	601,775	21.23%	479,410	(69,316)	-14.46%	24,000	53 / 65
Preferred Term Security XV*	B-1	93	93	(0)	CC	598,300	23.58%	461,191	(98,153)	-21.28%	5,000	58 / 72
Preferred Term Security XVI*	C	1,372	92	(1,280)	CC	606,040	30.08%	396,451	(111,110)	-28.03%	17,000	42 / 56
Preferred Term Security XVII*	C	27	27	0	CC	481,470	19.91%	387,945	(50,508)	-13.02%	10,000	45 / 57
Preferred Term Security XVII*	C	81	81	0	CC	481,470	19.91%	387,945	(50,508)	-13.02%	10,000	45 / 57
Preferred Term Security XVIII	C	2,010	247	(1,763)	CCC	676,565	19.90%	544,686	(67,524)	-12.40%	6,200	62 / 80
Preferred Term Security XVIII	C	3,015	371	(2,644)	CCC	676,565	19.90%	544,686	(67,524)	-12.40%	6,200	62 / 80
Preferred Term Security XIX	C	1,517	286	(1,231)	CC	700,535	16.42%	588,253	(48,994)	-8.33%	23,245	60 / 74
Preferred Term Security XIX	C	2,529	477	(2,052)	CC	700,535	16.42%	588,253	(48,994)	-8.33%	23,245	60 / 74
Preferred Term Security XIX	C	3,538	668	(2,870)	CC	700,535	16.42%	588,253	(48,994)	-8.33%	23,245	60 / 74
Preferred Term Security XIX	C	1,517	286	(1,231)	CC	700,535	16.42%	588,253	(48,994)	-8.33%	23,245	60 / 74
Preferred Term Security XXII*	C-1	4,545	699	(3,846)	C	1,386,600	25.57%	1,036,723	(167,593)	-16.17%	3,000	74 / 98
Preferred Term Security XXII*	C-1	1,841	279	(1,562)	C	1,386,600	25.57%	1,036,723	(167,593)	-16.17%	3,000	74 / 98
Preferred Term Security XXIII*	C-1	1,988	484	(1,504)	CCC	1,388,000	21.87%	1,087,340	(91,615)	-8.43%	70,000	105 / 126
Preferred Term Security XXIII*	D-1	1,677	167	(1,510)	CC	1,388,000	21.87%	1,087,340	(196,419)	-18.06%	70,000	105 / 126
Preferred Term Security XXIII*	D-1	5,011	502	(4,509)	CC	1,388,000	21.87%	1,087,340	(196,419)	-18.06%	70,000	105 / 126
Preferred Term Security XXIV*	C-1	1,356	166	(1,190)	CC	1,050,600	29.44%	744,170	(193,565)	-26.01%	28,000	69 / 93
Preferred Term Security I-P-I	B-2	2,000	1,258	(742)	B+	192,100	9.11%	176,000	12,982	7.38%	15,000	16 / 17
Preferred Term Security I-P-IV	B-1	3,000	1,895	(1,105)	B	312,700	4.16%	299,700	24,889	8.30%	23,000	31 / 32
Preferred Term Security I-P-IV	B-1	5,000	3,158	(1,842)	B	312,700	4.16%	299,700	24,889	8.30%	23,000	31 / 32

Total Level 3 Securities Available for Sale		44,478	12,448	(32.030)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

[38]

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

Twenty-two of the pooled trust preferred securities in our portfolio have been in an unrealized loss position for over 12 months.  Although some of the securities have been in a loss position for over one year, this is not an automatic indication of an other-than-temporary impairment.  Rather, individual facts and circumstances may indicate that a decline in fair value longer than 12 months may be temporary.  Given the extraordinary market conditions prevalent over the past year and the economic recession, additional consideration has been given to the length of time the securities have been in a loss position and the likelihood that a market recovery will be longer than an otherwise orderly market would dictate.

The factors to be considered in reaching a conclusion about the existence of impairment may be both subjective and objective and include knowledge and experience about past and current events as well as assumptions about future events.  In the case of the trust preferred securities, the decline in fair value is attributable to adverse conditions in the market, adverse conditions in the financial industry, as well as adverse conditions related to the underlying issuers of the securities (all of whom operate in the financial services industry).

The significant deterioration of the sub-prime mortgage market during the past two years has resulted in the occurrence of unprecedented events in the financial services industry.  Large banking houses and investment firms have gone out of business and/or consolidated, many banks have been closed by regulators and the capital structures of many organizations have significantly weakened.  These events, in turn, have significantly and adversely affected all sectors of the local, national and global economies and have contributed to a national and worldwide liquidity and credit crisis.  The FRB and other agencies of the U.S. government have taken steps to lower interest rates, inject capital into banks and financial companies, establish outlets to sell troubled assets and have developed programs to modify troubled mortgage loans.  The new accounting guidance in ASC Topic 820 was provided to relieve the uncertainties of fair market accounting applications in markets where there has been a significant decrease in the volume and level of activity resulting in non-orderly transactions and in ASC Topic 320 to provide relief from other-than-temporary impairment not related to credit problems.  The fair market values of the pooled trust preferred securities have shown the effects of all of these factors because the underlying issuers all operate in some aspect of the financial services industry, most of them community banks.

The economic environment and its impact on the financial services industry have virtually eliminated the market for the pooled trust preferred securities in our portfolio. Management has determined that there has been a significant decrease in the volume and level of activity in these securities.  There are few recent transactions in the market for these securities relative to historical levels.  There were no new pooled trust preferred issuances during 2008 or 2009.  Trading activity for pooled trust preferred securities indicates only three total trades during the first quarter of 2009, zero trades during the second quarter of 2009 and only distressed trades during the third and fourth quarters of 2009, compared to a high of 116 trades in the first quarter of 2008.  The volume is sporadic with $0 in trades during the first and second quarters of 2009, $14 million during the third quarter and $400 million during the fourth quarter of 2009, representing primarily distressed sales. The trading and issuance data presented, along with information from traders, indicates that there is currently an inactive and inefficient market in pooled trust preferred securities which is contributing to the depressed pricing on these securities.  Price quotations are clearly indicative of distressed trades and vary significantly from prices achieved during an active market.  Comparing each issuer’s estimate of cash flows and, taking into consideration all available market data and nonperformance risk, there is a significant increase in the implied liquidity risk premiums and yields on the securities.  This has led to a wide bid-ask spread as buyers for the securities are seeking “fire-sale” prices and owners of the securities are not willing to accept such pricing.

[39]

All of the above mentioned issues, coupled with the general interest rate environment, have had an adverse impact on the underlying banks and insurance company issuers of the pooled trust preferred securities.  The generally accepted accounting principles that we use to prepare our financial statements require management to consider all available evidence in its evaluation of the realizable value of an investment.  Judgment is required to determine whether factors exist that indicate an impairment loss has been incurred at the end of a reporting period.  The judgment may be based on both subjective and objective factors.  At the time of purchase, nineteen of the Trust Preferred securities were rated A and seven were rated BBB.  In its analysis, management considered the current credit ratings as part of its overall evaluation of the underlying collateral.  Management also recognizes that there have been instances over the past several months where highly rated securities have failed.  Two of the preferred term securities in our portfolio were downgraded by Moody’s in the fourth quarter of 2008 and an additional eight were downgraded in March 2009.  During the quarter ended June 30, 2009, the remaining preferred term securities in our portfolio were downgraded below investment grade by Fitch Ratings. Due to the credit downgrades, management performed an in-depth analysis of the underlying issuers in every trust preferred security owned by the Corporation and shock tests of collateral values were performed in order to determine how much stress the securities could withstand before a loss in principal would be experienced.

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

The guidance in ASC Subtopic 325-40 requires that the present value of the current estimated cash flows be compared to the present value of cash flows at the last reporting date.  If the present value of the original cash flows estimated at the initial transaction date (or at the last date previously revised) is greater than the present value of the current estimated cash flows, the change is considered adverse (that is, an other-than-temporary impairment should be considered to have occurred).  The following assumptions were used in our cash flow tests:

1.	Default Rate – 0.75% applied annually to bank and insurance collateral; 15% recovery after two years
•	Based upon FDIC data, the default data since the late 70’s demonstrates that BIF (Bank Insurance Fund) insured institutions defaulted at a rate of approximately 36 basis points (bps) per year.
•	Based upon A.M. Best number of impairments experienced in the insurance industry of 72 bps per year.
•	On November 21, 2008, Standard & Poor’s published “Global Methodology for Rating Trust Preferred/Hybrid Securities Revised”. This study lists a recovery assumption of 15%.
2.	Prepayment Speed – 1% annually; 100% at maturity;
•
Based upon a preferred term security historical collateral redemption summary; updated since September 30, 2008 to reflect the slow-down in pre-payment speeds and the reluctance on the part of banks to release capital in the current market environment.  Anticipated life to maturity is used because auction take-out is currently considered unlikely.

3.	LIBOR Rate is assumed to remain constant for all periods.
4.
Additional Defaults and Deferrals – actual defaults that have been experienced in the pools and actual and announced deferrals have been incorporated into expected cash flows for each individual security.

5.	Discount Rate – the rate equal to the current yield used to accrete the beneficial interest as required in FASB ASC paragraph 325-40-35-6.

Management regularly performs an internal assessment of the specific banks and insurance company issuers underlying the securities to assess the likelihood of additional collateral being at risk beyond those issuers that have defaulted, deferred interest, or indicated a future deferral of interest.  Publically available key performance ratios are reviewed with emphasis placed on the combination of third party ratings of financial strength and ratios such as the Texas ratio and the modified Texas ratio that relate concentrations and levels of non-performing assets to capital.  Favorable consideration is given to those banks who participated in the U.S. government’s CPP program on the strength of the review to enter that program.   The results of the internal assessment are factored into an analysis stressing the standard cash flow tests.

[40]

In accordance with FASB ASC section 325-40-35, the present value of cash flow for the Preferred Term Securities at December 31, 2009 was compared to the present value of the cash flows previously projected at September 30, 2009.   The results showed that the present value of the current estimated cash flows were less than the present value of cash flows at the last reporting date for the following: PRETSL I mezzanine class, PRETSL XVI class C, PRETSL XVII class C, PRETSL XXII class C-1, PRETSL XXIII class D-1, PRETSL XXIV class C-1, and the Alesco 11A D.  As a result, management determined that we do not expect to recover the securities’ entire amortized cost basis and as such, they were deemed other-than-temporarily impaired at December 31, 2009.  Based on this calculation, a non-cash credit loss in the amount of approximately $5.5 million was recognized in earnings for this period.   Management does not believe that this will have a material effect on our liquidity.

As the Board and management focus on increasing capital levels, we have determined to change our intent with regard to two of our trust preferred positions.  Both PRETSL XV and PRETSL XVII are pools in which the Corporation issued underlying debentures, so we have disallowed capital for purposes of regulatory capital calculations to the extent we have outstanding debt in those pools.   As of December 31, 2009 the associated disallowance of capital was approximately $7.25 million.   Because of this disallowance of capital and the uncertainties that remain in our loan and investment portfolio, we have determined that we will more likely than not be required to sell the securities before recovering their cost basis.  The timing of that sale or disposal is uncertain at this time and is dependent upon our capital modeling.  According to Topic 320 (FASB ASC section 320-10-35), the impairment related to these securities is other than temporary and should be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.  The non-cash loss recorded on these two securities in the fourth quarter of 2009 amounted to approximately $10.3 million.  Management does not believe that this will have a material effect on our liquidity.

As of December 31, 2009, non-cash other-than-temporary impairment charges were $26.5 million.

During 2009, management deemed five of the Preferred Term Securities to be worthless.  These included PRETSL XV Class C, PRETSL XXII Class D, PRETSL XXV Class D, ALESCO 11A D, and SLOSO SE 1A B1L.  The full value of these securities has been recognized in earnings through December 31, 2009.

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

With the exception of PRETSL XV and PRETSL XVII as discussed above, management does not intend to sell the remaining Preferred Term Securities nor is it more likely than not that we will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of December 31, 2009, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

The mortgage backed securities portfolio consists of agency backed bonds and private label collateralized mortgage obligations. Nine of the private label bonds with a fair value of $33.2 million have been in an unrealized loss position for greater than 12 months. The unrealized loss on these securities is $7.6 million. All of the private label securities are monitored on a monthly basis to allow management to assess the overall exposure to various factors that could have an effect on the credit quality of the bonds.  Factors such as loan to value ratio, credit support levels, credit scores, geographic concentration, prepayment speeds, delinquencies and coverage ratios are incorporated into this assessment.

All private label collateralized mortgage obligation bonds held in the portfolio were of the highest investment grade at the time of purchase.  However, seven of the nine private labels were downgraded below investment grade during 2009.  For purposes of determining impairment status, management has determined that a coverage ratio of less than one could indicate potential shortfall of principal cash flow for the security. Accordingly, management performed cash flow analysis on all of the bonds with a coverage ratio of less than one.

[41]

A whole loan collateralized mortgage obligation credit stress analysis was run on each of the private label bonds with a coverage ratio less than one.  The stress analysis modeled the performance of our holdings based on varying constant default rates, constant prepayment rates and loss severities.  The first factor used to determine the appropriate assumptions for cash flow analysis was the resulting life cumulative default percentage needed to be at least equal to the current 60 day plus delinquency percentage in the specific collateral.  Either an INTEX cash flow model or a Bloomberg Super Yield Table was run using the constant prepayment rate, loss severity percentage, and constant default rate attributable to the projected cumulative default percentage of our bond based on its current level of performance.  The current book yield on each bond was used to determine the present value of the cash flows for each bond as of December 31, 2009.  The current book value of each bond was compared to the present value per the cash flow model to determine any other-than-temporary impairment losses.  One private label collateralized mortgage obligation bond had a book value less than the current present value. An other-than-temporary impairment charge of approximately $.2 million was recorded on this bond for the year ended December 31, 2009.  We do not consider the remaining bonds to be other-than-temporarily impaired.

We manage our investment portfolio utilizing policies which seek to achieve desired levels of liquidity, manage interest rate sensitivity, meet earnings objectives, and provide required collateral support for deposit activities and treasury management overnight investment products.  Other than as indicated above, we do not intend to sell the impaired bonds in our portfolio nor do we believe we will be required to sell them prior to recovery of the impairment.  Management believes that it has properly identified and recorded other-than-temporary losses in the portfolio at December 31, 2009.

Table 8 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2009 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2009
(Dollars in thousands)
Table 8

	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:

U.S. government agencies	$—	$10,309	$10,445	$47,509	$68,263
Residential mortgage-backed agencies	589	61,984	—	—	62,573
Collateralized mortgage obligations	6,591	23,588	3,018	—	33,197
Obligations of states and political subdivisions	—	3,985	16,922	76,396	97,303
Collateralized debt obligations	—	—	—	12,448	12,448

Total	$7,180	$99,866	$30,385	$136,353	$273,784

Percentage of total	2.62%	36.48%	11.10%	49.80%	100.00%
Weighted average yield	5.91%	5.49%	5.33%	4.75%	5.08%

We held three securities in the name of one issuer exceeding 10% of shareholders’ equity, excluding securities issued by U.S. government agencies.  These securities are Wells Fargo mortgage-backed securities with an aggregate book value of $23.3 million and fair value of $19.1 million at December 31, 2009.

[42]

Deposits

Table 9 sets forth the average deposit balances by major category for 2009, 2008 and 2007:

Average Deposit Balances
(Dollars in thousands)
Table 9
	2009		2008		2007
	Average Balance	Average Yield	Average Balance	Average Yield	Average Balance	Average Yield

Non-interest-bearing demand deposits	$110,882	—	$106,124	—	$133,509	—
Interest-bearing demand deposits	391,299	.77%	414,750	1.67%	333,443	2.92%
Savings deposits	76,703	.65%	80,812	1.28%	42,123	3.43%
Time deposits less than $100K	323,409	2.86%	239,211	4.27%	234,439	4.45%
Time deposits $100K or more	355,589	2.10%	339,110	3.72%	317,219	5.09%

Total	$1,257,882		$1,180,007		$1,060,733

Total deposits increased $81.3 million in 2009, or 6.6%, when compared to 2008.  This compares to a $96.3 million (8.6%) increase during 2008 over 2007.  On an average balance basis, total deposits increased $77.9 million (6.6%) in 2009 versus 2008, following a $119.3 million (11.2%) increase in 2008 versus 2007.

The increase in deposits resulted primarily from growth of in-house and retirement account certificates of deposits as well as brokered money market products.  At December 31, 2009 and 2008, brokered certificates of deposit amounted to $182.5 million and $168.6 million, respectively, or 14% of total deposits at December 31, 2009 and 2008.

The following table sets forth the maturities of time deposits of $100,000 or more (in thousands):

Maturity of Time Deposits of $100,000 or More
(Dollars in thousands)

Table 10

December 31, 2009
Maturities
3 Months or Less	$58,334
3-6 Months	45,836
6-12 Months	102,715
Over 1 Year	165,823

Total	$372,708

During 2009, the Bank shifted its focus on certificates of deposit of $100,000 or more, particularly brokered deposits, to longer-term maturities as we anticipate a flat to rising interest rate environment in the future.

[43]

Borrowed Funds

The following shows the composition of our borrowings at December 31 (in thousands):

	2009	2008	2007

Securities sold under agreements to repurchase	$47,563	$41,995	$34,112
Short-term FHLB advances	0	8,500	21,000

Total short-term borrowings	47,563	50,495	55,112

Long-term FHLB advances	227,423	241,474	142,522
Junior subordinated debentures	43,121	35,929	35,929

Total long-term borrowings	270,544	277,403	178,451

Total borrowings	$318,107	$327,898	$233,563

Average balance (from Table 1)	$319,191	$309,923	$243,682

Total borrowings decreased by $9.8 million or 3% in 2009 when compared to 2008, while the average balance of borrowings increased by $9.3 million during the same period.  This decrease in 2009 is due to having no overnight borrowings at December 31, 2009 and the repayment of a $13 million long-term FHLB advance during the year.  These decreases were offset by an increase of $7.2 million in junior subordinated debentures that were issued to Trust III in December 2009.  In January 2010, the Corporation issued an additional $3.6 million in junior subordinated debentures to Trust III.  Total borrowings increased by $94.3 million or 40% in 2008 when compared to 2007, while the average balance of borrowings increased by $66.2 million during the same period.  During 2008, the Corporation took advantage of opportunities to borrow long-term FHLB advances and match these borrowings with specific interest earning assets where possible.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process.  See the “Interest Rate Sensitivity” section of this Item 7 for further discussion on this topic.

At December 31, 2009, we had additional borrowing capacity with the FHLB totaling $4.7 million, an additional $20 million of unused lines of credit with various financial institutions, $23 million of an unused secured line of credit with the FRB and approximately $97 million through wholesale money market funds.  See Note 9 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4% (6% for well capitalized  banks).  The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments.  The minimum leverage ratio is 4% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings.  Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans.  Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization.  In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments.  The Corporation’s capital policy establishes guidelines meeting these regulatory requirements, and takes into consideration current or anticipated risks as well as potential future growth opportunities.

[44]

At December 31, 2009, the Corporation’s total risk-based capital ratio was 11.20%, which was well above the regulatory minimum of 8%.  The Corporation’s total risk-based capital ratio for year-end 2008 was 12.18%.  As of December 31, 2009, the most recent notification from the regulators categorizes the Corporation as “well capitalized” under the regulatory framework for prompt corrective action.  See Note 3 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for additional information regarding regulatory capital ratios.

Total shareholders’ equity increased $27.8 million to $100.6 million at December 31, 2009, from $72.7 million at December 31, 2008, primarily due to the receipt of $30 million in CPP funds from the Treasury in January 2009 offset by declines in retained earnings and accumulated other comprehensive loss.  The return on average equity (ROE) for 2009 decreased to (11.02%) from 9.31% for 2008.

As noted above, pursuant to the Treasury’s CPP, in January, 2009, the Corporation sold 30,000 shares of Series A Preferred Stock and a related warrant to purchase 326,323 shares of common stock for an exercise price of $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.  Information about the terms of these securities is provided in Note 10 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report.

Cash dividends in the amount of $1.2 million were paid on the Series A Preferred Stock during 2009.

Cash dividends of $.80 per common share were paid during 2009 and 2008, compared with $.78 paid in 2007.  This represents a dividend payout ratio (cash dividends per common share divided by net income per common share) of (38.46%), 55.17%, and 37.50% for 2009, 2008, and 2007, respectively.  In December 2009, the Corporation reduced its quarterly dividend by 50% to $.10 per share effective with the dividend payable on February 1, 2010.

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

The objective of liquidity management is to maintain sufficient funds to satisfy the needs of depositors and borrowers.  The principal sources of asset liquidity are cash and due from banks, interest-bearing deposits in banks, federal funds and investment securities available-for-sale that are not pledged.  At December 31, 2009, such liquid assets totaled $122 million.  While much more difficult to quantify, liability liquidity is enhanced by a stable core deposit base, access to credit lines at other financial institutions, and the Corporation’s ability to renew maturing deposits.  The Corporation’s ability to attract deposits and borrow funds depends primarily on continued rate competitiveness, profitability, capitalization and overall financial condition.

When appropriate, we take advantage of external sources of funds, such as advances from the FHLB, lines of credit at other financial institutions and brokered funds.  These external sources often provide attractive interest rates and flexible maturity dates that better enable us to match funding dates and pricing characteristics with contractual maturity dates and pricing parameters of earning assets.  At December 31, 2009, our available borrowing capacity through the FHLB and other financial institutions was approximately $48 million.  In addition, we had approximately $97 million available funding through brokered money market funds.

We actively manage our liquidity position under the direction of the Asset and Liability Management Committee of the Corporation’s Board of Directors.  Monthly reviews by management and quarterly reviews by this Committee under prescribed policies and procedures are intended to ensure that we will maintain adequate levels of available funds. Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands, which could include future branch expansion.   In addition to on-going liquidity management, we also maintain a liquidity contingency plan which stresses our liquidity position under potential adverse conditions.  This plan is updated monthly and enables management to foresee potential liquidity needs and to plan accordingly.

[45]

The Corporation uses cash to pay dividends to shareholders and to service its junior subordinated debentures.  The main sources of funding for the Corporation include dividends from the Bank and access to the capital markets.  As discussed in Note 16 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, the Bank is subject to significant regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the holding company.  Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available to the Corporation.  During 2009, the Bank declared and paid $5.6 million in cash dividends on its common stock.  As of December 31, 2009, the amount of additional dividends that the Bank could have paid to the Corporation without regulatory approval was $15.0 million.

Interest Rate Sensitivity

Our primary market risk is interest rate fluctuation.  Interest rate risk results primarily from the traditional banking activities that we engage in, such as gathering deposits and extending loans.  Many factors, including economic and financial conditions, movements in interest rates and consumer preferences affect the difference between the interest earned on our assets and the interest paid on our liabilities.  Interest rate sensitivity refers to the degree that earnings will be impacted by changes in the prevailing level of interest rates.  Interest rate risk arises from mismatches in the repricing or maturity characteristics between interest-bearing assets and liabilities.  Management seeks to minimize fluctuating net interest margins, and to enhance consistent growth of net interest income through periods of changing interest rates.  Management uses interest sensitivity gap analysis and simulation models to measure and manage these risks.  The interest rate sensitivity gap analysis assigns each interest-earning asset and interest-bearing liability to a time frame reflecting its next repricing or maturity date.  The differences between total interest-sensitive assets and liabilities at each time interval represent the “interest sensitivity gap” for that interval.  A positive gap generally indicates that rising interest rates during a given interval will increase net interest income, as more assets than liabilities will reprice. A negative gap position would benefit us during a period of declining interest rates.  During 2009, we remained negatively gapped although our focus was shifted to begin moving to a more neutral position in anticipation of rising interest rates.

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

As a part of managing interest rate risk, the Corporation entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Corporation has designated its interest rate swap agreements as cash flow hedges, which have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive income.  In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At December 31, 2009, the fair value of the interest rate swap contracts was ($60) thousand. The Corporation had no open derivative positions at December 31, 2008.  There was no hedge ineffectiveness recorded for the year ended December 31, 2009.  Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of December 31, 2009.

At December 31, 2009, the static gap analysis prepared by management indicated that we become slightly asset sensitive over the next year.  In computing the effect on net interest income of changes in interest rates, management has assumed that any changes would immediately affect earnings.  When an organization is asset sensitive an increase in interest rates normally creates a positive impact to net interest income.  Based on the simulation analysis performed at December 31, 2009 and 2008, management estimated the following changes in net interest income, assuming the indicated rate changes:

	(Dollars in thousands)
	2009	2008

+200 basis point increase	$847	$(1,272)
+100 basis point increase	$229	$(257)
-100 basis point decrease	$(1,449)	$551

[46]

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments.  Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having fixed expiration or termination dates.  These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer.  The commitments may expire without being drawn upon.  Therefore, the total commitment does not necessarily represent future funding requirements.  Further discussion of the nature of certain obligations and commitments is included in the Notes to the Consolidated Financial Statements referenced in the table below, which are included in Item 8 of Part II of this annual report.

	Payments Due by Period
Contractual Obligations (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	9
FHLB Advances		$227.4	$31.0	$95.3	$—	$101.1
Junior subordinated debt		43.1	—	—	—	43.1
Operating leases	6	9.2	.6	1.1	.9	6.6
Data processing and telecommunications services	6	19.2	2.9	5.9	4.4	6.0
Time Deposits	8	717.6	419.1	285.3	13.2	—
Pension/SERP	13	13.8	.9	1.5	2.4	9.0

	Commitment Expiration by Period
Commitments (in millions)	Note Reference	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loan commitments	5	$87.3	$5.0	$6.0	$5.2	$71.1
Letters of credit	5	2.9	2.9	—	—	—

At December 31, 2009, our off-balance sheet arrangements were limited to the loan commitments and letters of credit discussed above.

[47]

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the caption “Interest Rate Sensitivity”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[48]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries (“Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  The Corporation's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First United Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 11, 2010

[49]

First United Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	December 31
	2009	2008
Assets
Cash and due from banks	$139,169	$18,423
Interest bearing deposits in banks	50,502	882
Cash and cash equivalents	189,671	19,305
Investment securities available-for-sale (at fair value)	273,784	354,595
Federal Home Loan Bank stock, at cost	13,861	13,933
Loans	1,121,884	1,134,546
Allowance for loan losses	(20,090)	(14,347)
Net loans	1,101,794	1,120,199
Premises and equipment, net	31,719	31,124
Goodwill and other intangible assets, net	15,241	16,322
Bank owned life insurance	29,386	29,743
Deferred tax assets	29,189	29,566
Accrued interest receivable and other assets	59,091	24,317

Total Assets	$1,743,736	$1,639,104

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$106,976	$107,749
Interest bearing deposits	1,197,190	1,115,140
Total deposits	1,304,166	1,222,889
Short-term borrowings	47,563	50,495
Long-term borrowings	270,544	277,403
Accrued interest payable and other liabilities	20,282	14,529
Dividends payable	615	1,098

Total Liabilities	1,643,170	1,566,414

Shareholders’ Equity:
Preferred stock-no par value; Authorized 2,000 shares, 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative, increasing to 9% cumulative on February 15, 2014, issued and outstanding on December 31, 2009 (discount of $261)	29,739	-
Common stock-par value $.01 per share; Authorized 25,000 shares, issued and outstanding 6,144 in 2009 and 6,113 in 2008	61	61
Surplus	21,305	20,520
Retained earnings	76,120	93,092
Accumulated other comprehensive loss	(26,659)	(40,983)

Total Shareholders’ Equity	100,566	72,690

Total Liabilities and Shareholders’ Equity	$1,743,736	$1,639,104

See notes to consolidated financial statements.

[50]

First United Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31
	2009	2008	2007
Interest income
Interest and fees on loans	$68,221	$74,398	$77,132
Interest on investment securities:
Taxable	13,106	16,848	12,474
Exempt from federal income taxes	3,876	3,400	3,152
Total investment income	16,982	20,248	15,626
Other	139	570	807
Total interest income	85,342	95,216	93,565
Interest expense
Interest on deposits	20,216	30,782	37,759
Interest on short-term borrowings	318	1,022	2,902
Interest on long-term borrowings	11,570	11,239	8,670
Total interest expense	32,104	43,043	49,331
Net interest income	53,238	52,173	44,234
Provision for loan losses	15,588	12,925	2,312
Net interest income after provision for loan losses	37,650	39,248	41,922

Other operating income
Service charges	5,458	6,259	5,838
Trust department	3,665	3,912	4,076
Total other-than-temporary security impairment losses	(42,394)	(2,724)	—
Less: Portion of loss recognized in other comprehensive income (before taxes)	15,701	—	—
Net securities impairment losses recognized in earnings	(26,693)	(2,724)	—
Securities losses - trading	(443)	—	—
Securities gains/(losses) – available-for-sale	131	727	(1,605)
Insurance commissions	2,888	2,143	2,529
Debit card income	1,404	1,215	1,111
Bank owned life insurance	559	704	1,114
Other	2,354	1,533	2,029
Total other operating income	(10,677)	13,769	15,092

Other operating expense
Salaries and employee benefits	22,917	21,531	20,628
FDIC premiums	3,966	479	223
Equipment	3,409	3,364	3,224
Occupancy	2,822	2,693	2,388
Data processing	2,511	1,721	1,672
Other	11,168	10,785	10,340
Total other operating expenses	46,793	40,573	38,475
(Loss)/Income before income taxes	(19,820)	12,444	18,539
Applicable income tax (benefit) expense	(8,496)	3,573	5,746
Net (Loss)/Income	$(11,324)	$8,871	$12,793
Preferred stock dividends and discount accretion	(1,430)	—	—
Net (Loss) Attributable to/Income Available to Common Shareholders	$(12,754)	$8,871	$12,793

Basic net (loss)/income per common share	$(2.08)	$1.45	$2.08
Diluted net (loss)/income per common share	$(2.08)	$1.45	$2.08
Dividends declared per common share	$.70	$.80	$.78
Weighted average number of common shares outstanding	6,122,187	6,112,808	6,149,125
Weighted average number of diluted common shares outstanding	6,122,187	6,131,461	6,149,125
See notes to consolidated financial statements.

[51]

First United Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Preferred Stock	Capital Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2007	$—	$61	$21,448	$80,927	$(5,580)	$96,856
Comprehensive income:
Net income for the year				12,793		12,793
Unrealized loss on securities available-for sale, net of reclassifications and income taxes of $1,228					(1,815)	(1,815)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,178					1,740	1,740
Comprehensive income						12,718
Issuance of 22,824 shares of common stock under dividend reinvestment plan			476			476
Repurchase of common stock			(524)			(524)
Common Stock dividends-$.78 per share				(4,861)		(4,861)
Balance at December 31, 2007	—	61	21,400	88,859	(5,655)	104,665

Comprehensive income (loss):
Net income for the year				8,871		8,871
Unrealized loss on securities available-for sale, net of reclassifications and income taxes of $20,748					(30,660)	(30,660)
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $2,784					(4,668)	(4,668)
Comprehensive loss						(26,457)
Issuance of 25,814 shares of common stock under dividend reinvestment plan			362			362
Repurchase of common stock			(1,391)			(1,391)
Stock based compensation			149			149
Common Stock dividends-$.80 per share				(4,638)		(4,638)
Balance at December 31, 2008	—	61	20,520	93,092	(40,983)	72,690

Comprehensive income:
Net loss for the year				(11,324)		(11,324)
Unrealized gain on securities available-for sale, net of reclassifications and income taxes of $8,407					12,422	12,422
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,311					1,938	1,938
Unrealized loss on derivatives, net of income taxes of $24					(36)	(36)
Comprehensive income						3,000
Issuance of 43,680 shares of common stock under dividend reinvestment plan			488			488
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP – 30,000 shares	29,687					29,687
Preferred stock discount accretion	52			(52)		—
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(1,186)		(1,186)
Common Stock dividends declared-$.70 per share				(4,410)		(4,410)
Balance at December 31, 2009	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

See notes to consolidated financial statements.

[52]

First United Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31
	2009	2008	2007
Operating activities
Net (Loss)/Income	$(11,324)	$8,871	$12,793
Adjustments to reconcile net (loss)/ income to net cash provided by operating activities:
Provision for loan losses	15,588	12,925	2,312
Depreciation	2,719	2,834	2,581
Stock compensation	(16)	149	—
Amortization of intangible assets	1,081	684	656
Loss on sales of foreclosed real estate	125	9	13
Net (accretion)/amortization of investment security discounts and premiums	157	(514)	145
Other-than-temporary-impairment loss on securities	26,693	2,724	—
Loss on investment securities - trading	443	—	—
Loss/(Gain) on investment securities – available for sale	(131)	(727)	1,605
Increase in accrued interest receivable and other assets	(26,695)	(7,296)	(3,757)
Deferred income taxes	(9,040)	(3,147)	557
Increase (decrease) in accrued interest payable and other liabilities	5,753	1,634	(1,307)
Earnings on bank owned life insurance	(559)	(704)	(1,114)
Net cash provided by operating activities	4,794	17,442	14,484
Investing activities
Proceeds from maturities of investment securities available-for-sale	112,298	78,223	45,190
Proceeds from maturities of investment securities held-to-maturity	—	9,000	—
Proceeds from sales/calls of investment securities available-for-sale	44,050	43,008	—
Proceeds from surrender of bank owned life insurance	10,916	—	—
Purchases of bank owned life insurance	(10,000)	—	—
Purchases of investment securities available-for-sale	(81,870)	(224,110)	(163,246)
Purchases of investment securities held-to-maturity	—	(8,700)	—
Proceeds from sales of investment securities - trading	—	—	71,611
Proceeds from sales of foreclosed real estate	1,307	427	21
Net increase in loans	(3,782)	(97,589)	(56,214)
Purchase of mortgage loans	—	—	(24,955)
Net decrease/(increase) in FHLB stock	72	(4,070)	(243)
Acquisition of insurance business	—	(2,446)	(680)
Purchase of premises and equipment	(3,314)	(2,551)	(4,135)
Net cash provided by (used in) investing activities	69,677	(208,808)	(132,651)
Financing activities
Net increase in deposits	81,277	96,337	155,171
Net decrease in short-term borrowings	(2,932)	(4,617)	(44,267)
Proceeds from long-term borrowings	7,192	115,000	73,500
Payments on long-term borrowings	(14,051)	(16,048)	(61,379)
Proceeds from issuance of preferred stock and warrants	30,000	—	—
Cash dividends paid on common stock	(4,893)	(4,774)	(4,796)
Proceeds from issuance of common stock	488	362	476
Preferred stock dividends paid	(1,186)	—	—
Repurchase of common stock	—	(1,391)	(524)
Net cash provided by financing activities	95,895	184,869	118,181
(Decrease) increase in cash and cash equivalents	170,366	(6,497)	14
Cash and cash equivalents at beginning of year	19,305	25,802	25,788
Cash and cash equivalents at end of year	$189,671	$19,305	$25,802

Supplemental information
Interest paid	$33,538	$44,399	$48,790
Income taxes paid	1,880	7,280	5,620
Non-cash investing activities:
Transfers from loans to foreclosed real estate	6,599	2,023	825
Transfers from available-for-sale securities to trading	443	—	—
Restructured loans	37,595	468	—
See notes to consolidated financial statements

[53]

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1.           Summary of Significant Accounting Policies

Business

First United Corporation is a registered financial holding company that was incorporated under the laws of the state of Maryland.  It is the parent company of First United Bank & Trust, a Maryland trust company (“Bank”), First United Insurance Group, LLC, a full-service insurance agency (“Insurance Group”), and First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts and First United Statutory Trust III (“Trust III” and together with Trust I and Trust II, the “Trusts”), a Delaware statutory business trust.  The Trusts were formed for the purpose of selling trust preferred securities.  The Bank has two wholly owned subsidiaries:  OakFirst Loan Center, Inc., a West Virginia consumer finance company; and OakFirst Loan Center, LLC, a Maryland consumer finance company, and holds 99.9% of the ownership interests (designated as limited partnership interests) in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (the “Partnership”).   First United Insurance Agency, Inc. a subsidiary of OakFirst Loan Center, Inc., was merged into the Insurance Group effective June 30, 2009.  The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 33 automated teller machines.  This customer base includes individuals, businesses and various governmental units.  The Insurance Group is a full-service insurance agency.  First United Corporation and its subsidiaries operate principally in four Western Maryland counties and four West Virginia counties.

As used in these Notes, unless the context requires otherwise, the terms “the Corporation”, “we”, “us”, “our” and words of similar import refer collectively to First United Corporation and its direct and indirect subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment  of other-than-temporary impairment pertaining to investment securities, potential impairment of goodwill, and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2009 presentation.  Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009 for items that should potentially be recognized or disclosed in these financial statements as prescribed by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. The evaluation was conducted through the date these financial statements were issued.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of the Bank, the Insurance Group, OakFirst Loan Center, Inc. and OakFirst Loan Center, LLC.  All significant inter-company accounts and transactions have been eliminated.

The Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) in accordance with GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions.  The Corporation consolidates voting interest entities in which it has 100%, or at least a majority, of the voting interest. As defined in applicable accounting standards, a VIE is an entity that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A controlling financial interest in an entity exists when an enterprise has a variable interest, or a combination of variable interests that will absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both.  The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

[54]

The Corporation accounts for its investment in Liberty Mews Limited Partnership utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects.  Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor.  The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia.  At December 31, 2009, approximately 19%, or $210 million, of total loans was loans secured by real estate construction and development projects, with commercial real estate development loans comprising $152 million of the total. Of the total, $139 million were performing according to their contractual terms, $7 million were performing according to their modified terms, $27 million have been identified as impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms, and $37 million were non-performing at December 31, 2009.  No industry or borrower comprises greater than 10% of total loans as of December 31, 2009.   Note 4 discusses the types of securities in which the Corporation invests and Note 5 discusses the Corporation’s lending activities.  The Corporation does not have any significant concentrations in any one industry or customer.

Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

Securities held for trading: Securities that are held principally for resale in the near future are reported at their fair values as investment securities – trading, with changes in fair value reported in earnings.  Interest and dividends on trading securities are included in interest income from investments.  Net trading losses shown in the Consolidated Statements of Income represent losses from the transfer from securities available for sale to securities held for trading.

Securities available-for-sale: Securities classified as available-for-sale are stated at their fair values with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity.   The fair values of investments are based upon information that is currently available and may not necessarily represent amounts that will ultimately be realized, which depend on future events and circumstances that are beyond the control of the Corporation.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of new accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), which the Corporation early adopted effective March 31, 2009 according to the effective date provisions of ASC Paragraph 320-10-65-1, management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Note 4.

[55]

Fair Value

The Corporation determines fair value of its investment securities and certain other assets in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820.  Note 18 to the consolidated financial statements includes the Corporation’s fair value disclosures.

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (the “FHLB”) of Atlanta and Atlantic Central Bankers Bank, is carried at cost and is considered a long-term investment.

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

On March 25, 2009, the FHLB of Atlanta announced that it would not pay a dividend for the fourth quarter of 2008.  During the first quarter of 2009, the Corporation reversed approximately $28,000 in dividends that were accrued for the fourth quarter of 2008.  On June 3, 2009, the FHLB of Atlanta announced that it would not pay a dividend for first quarter of 2009.  On August 12, 2009, the FHLB of Atlanta announced that a dividend for the second quarter of 2009 would be paid.  A dividend of $29,000 was posted during the third quarter of 2009.  The Corporation did not accrue any dividends for the third or fourth quarters of 2009.

Management believes that no impairment charge in respect of the restricted stock is necessary as of December 31, 2009.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed by management to be sufficient to absorb estimated losses inherent in the loan portfolio. Loans deemed uncollectible are charged off against the allowance, while recoveries of amounts previously charged off are credited to it. Management’s determination of the adequacy of the loan loss allowance is based upon several factors including the impact of economic conditions on borrowers’ ability to repay their loans, past collection experience, the risk characteristics of the loan portfolio, estimated fair value of underlying collateral for collateral dependent loans, and such other factors which in management’s judgment, deserve current recognition.

[56]

The Corporation utilizes the methodology outlined in the FDIC Statement of Policy on Allowance for Loan and Lease Losses. The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e. commercial) and homogeneous (i.e. mortgage, consumer) loans. The two pools are further segmented by loan type and by loan classification, including uncriticized (pass), other assets especially mentioned and substandard.  The uncriticized (pass) pools for commercial real estate and residential real estate are further segmented based upon the geographic locations of the underlying collateral. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate. For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency and non-accruals; trends in volumes and terms of loans; effects of changes in lending policies, experience, ability, and depth of management, national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance. The qualitative factors are updated each quarter by the gathering of information from internal, regulatory, and governmental sources. Specific allocations are made for impaired loans in which the collateral value, or the present value of expected future cash flows, is less than the outstanding loan balance with the allocation being the dollar difference between the two. The Corporation maintains a watchlist which represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues. Allocations are not made for loans that are cash secured, for the Small Business Administration or Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

Management has made, and will continue to make every effort to work with our borrowers during this distressed economic environment by formally restructuring loan terms in a way that maximizes the ability of the Corporation to collect principal and interest. Restructured terms can include temporary relief of contractual principal payments, temporary or permanent reductions of the interest rate, and maturity extensions. For loans that were originally interest only credit lines, the restructured loan is placed on a principal amortization schedule if the maturity date is extended. Restructured loans are evaluated for impairment as required by applicable accounting guidance.

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements.  The allowance is determined utilizing a methodology that is similar to that used to determine the allowance for loan losses, modified to take into account the probability of a draw down on the commitment.  This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities.  The balance in the liability account was $45,000 at December 31, 2009.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired in business combinations.  In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill is not amortized but is subject to an annual impairment test.

Other intangible assets with finite lives include core deposit intangible assets, which represent the present value of future net income to be earned from acquired deposits.  Core deposit intangibles are being amortized using the straight-line method over their estimated life of 7.2 years.  Insurance agency book of business intangibles are being amortized using the straight-line method over their estimated lives.

[57]

Bank-Owned Life Insurance (BOLI)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.  Foreclosed assets are included in accrued interest receivable and other assets and were $7,591,000 and $2,424,000, respectively, at December 31, 2009 and 2008.

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

ASC Topic 740, Taxes, provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Corporation has not identified any income tax uncertainties.

The Corporation files federal and state corporate income tax returns annually.  These returns may be selected for examination by the Internal Revenue Service and the states where we file, subject to a statute of limitations.  At any given point in time, the Corporation may have several years of filed tax returns that may be selected for examination or review by taxing authorities.  With few exceptions, the Corporation is no longer subject to U.S. Federal, State, and local income tax examinations by tax authorities for years prior to 2006.

The Corporation recognizes interest and penalties on income taxes as a component of income tax expense.

Defined Benefit Plans

The Corporation accounts for its defined benefits pension plan and supplemental executive retirement plan in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the funded status of its defined benefits pension plan is recognized as an asset, and its supplemental executive retirement plan is recognized as a liability on the Consolidated Statements of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of accumulated other comprehensive loss, net of tax.  Refer to Note 13 for a further discussion of the Corporation’s pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest bearing deposits in banks in the Consolidated Statements of Cash Flows.

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not assets of the Corporation and, accordingly, are not included in the accompanying consolidated statements of financial condition. Income from the Bank’s trust department represents fees charged to customers and is recorded on an accrual basis.

[58]

Business Segments

As defined by ASC Topic 280, Segment Reporting, the Corporation has two operating segments, community banking and insurance. Because the operating activities of the insurance segment are immaterial to the consolidated financial statements, no separate segment disclosures for insurance operations have been made.

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

The Corporation complies with the provisions of ASC Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock compensation cost.   The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).  The performance-related shares granted in connection with the LTIP are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

During the second quarter 2009, management determined that the likelihood of meeting the performance measures set forth with the 2008 LTIP stock grant would not be probable.  Therefore, under the guidance of ASC Paragraph 718-10-25-20, the shares are considered unissued and the share-based compensation expense of approximately $80,000 recognized in 2008 was reversed effective June 30, 2009.

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in Treasury’s Capital Purchase Program.  The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the Capital Purchase Program assistance is repaid, but certain types of compensation, including the Corporation’s 2008 restricted stock grants, are grandfathered.

Stock-based awards were made to directors in May 2009.  This award totaled 5,655 shares at a fair market price of $11.48 per share and is part of their annual compensation package. The directors’ shares were vested immediately.  Director stock compensation expense was $65,000, $70,000 and $0 for years ended December 31, 2009, 2008 and 2007, respectively.

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

Variable Interest Entities

In March 2004, First United Corporation issued approximately $30.9 million of junior subordinated debentures to Trust I and Trust II which are Connecticut statutory business trusts formed for the purpose of selling mandatorily redeemable preferred capital securities to third party investors.  All of the outstanding common equity interests in Trust I and Trust II are held by First United Corporation.  Trust I and Trust II used the proceeds from these offerings to purchase junior subordinated debentures from First United Corporation.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to a third party investor.

[59]

In December 2009, First United Corporation issued approximately $7.2 million of junior subordinated debentures to Trust III, which is a Delaware statutory business trust formed for the purpose of selling mandatorily redeemable preferred capital securities to third party investors.  All of the outstanding common equity interests in Trust III are held by First United Corporation.  Trust III used the proceeds from its offering to purchase junior subordinated debentures from First United Corporation.

The Trusts are considered variable interest entities (VIEs), but are not consolidated because the Corporation is not the primary beneficiary.  The Corporation reported the $43.1 million of junior subordinated debentures as long-term borrowings and its $1.1 million equity interest in the Trusts as “Other Assets” at December 31, 2009.  These debentures and preferred securities are discussed in detail in Note 9.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Bank’s capital contribution to the Partnership totals $6.1 million and will be paid in to the partnership over approximately 13 months.  Once the project is complete, estimated to be December 2010, and certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10 year period.  The Bank has no voting rights and is not in any way involved in the daily management of the limited partnership.  At December 31, 2009 the Bank had made one contribution, totaling $0.55 million.  The Liberty Mews Limited Partnership is considered a VIE but is not consolidated because the Bank is not the primary beneficiary.

Recent Accounting Pronouncements

In January 2010, the FASB amended fair value measurement and disclosure guidance in Accounting Standards Updates (“ASU”) No. 2010-6 to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance will not impact the Corporation’s financial position or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 established the ASC as the source of authoritative GAAP for nongovernmental entities.  The Codification does not change GAAP.  Instead, it takes the thousands of individual pronouncements the currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph.  The Paragraph level is the only level that contains substantive content.  Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates.

In conjunction with the issuance of SFAS 168, the FASB also issued its first ASU No. 2009-1, “Topic 105 – Generally Accepted Accounting Principles” (“ASU 2009-1”) which included SFAS 168 in its entirety as a transition to the ASC.  ASU 2009-1 was effective for interim and annual periods ending after September 15, 2009 and did not have an impact on the Corporation’s financial position or results of operations but did change the referencing system for accounting standards.

In June 2009, the FASB issued ASC Topic 855, Subsequent Events, to establish general standards of accounting and disclosure for subsequent events.  The guidance, which only applies to the accounting and disclosure of subsequent events that are not addressed in other applicable GAAP, establishes the period through which an entity should evaluate events for possible recognition or disclosure in the financial statements; requires disclosure of the date through which the subsequent events evaluation ended, and whether it is the issued date or available to be issued date; and provides examples of subsequent events that a company is required to recognize, as well as those that a company is required to disclose, but not recognize.  For calendar year entities, the guidance became effective for the quarter ending on June 30, 2009 (See Note 1).

[60]

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified in December 2009 as ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, ASU 2009-16 amends the guidance found in ASC Topic 860, Transfers and Servicing, by removing the concept of a qualifying special-purpose entity and by modifying the financial-components approach used in Topic 860. The amended guidance is effective for fiscal years beginning after November 15, 2009.  The Corporation is currently evaluating the effect that the adoption of ASU 2009-16 may have on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  This statement amends guidance found in ASC Topic 810, Consolidation, that required an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a VIE.  Under ASU 2009-17, the primary beneficiary of a VIE is the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  ASU 2009-17 also amends Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The amended guidance is effective for fiscal years beginning after November 15, 2009 and is not anticipated to have any material effect on the Corporation’s consolidated financial statements.

2.           Earnings Per Share

Basic earnings/(loss) per common share is derived by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings/(loss) per share is derived by dividing net income/(loss) available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no dilutive effect on the earnings/(loss) per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the years ended December 31, 2009 and 2008 (in thousands, except for per share amounts):

				For the year ended
	December 31, 2009			December 31, 2008			December 31, 2007
	Loss	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net (loss)/income	$(11,324)			$8,871			$12,793
Accumulated preferred stock dividends	(1,378)			—			—
Discount accretion on preferred stock	(52)			—			—
Net (loss) attributable to/income available to common shareholders	$(12,754)	6,122	$(2.08)	$8,871	6,113	$1.45	$12.793	6,149	$2.08

Diluted Earnings Per Share:
Net (loss)/income available to common shareholders	$(12,754)	6,122	$(2.08)	$8,871	6,113	$1.45	$12,793	6,149	$2.08
Non-vested employee stock award					18
Diluted net (loss) attributable to/income available to common shareholders	$(12,754)	6,122	$(2.08)	$8,871	6,131	$1.45	$12,793	6,149	$2.08

[61]

3.           Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage).  Management believes, as of December 31, 2009, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from regulatory agencies categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  For a financial institution to be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentages shown in the following table.  Management is not aware of any condition or event which has caused the well capitalized position to change.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009

Total Capital (to Risk Weighted Assets)
Consolidated	$167,762	11.20%	$119,843	8.00%	N/A	N/A
First United Bank	165,256	11.05%	119,679	8.00%	149,599	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	143,843	9.60%	59,922	4.00%	N/A	N/A
First United Bank	146,377	9.78%	59,839	4.00%	89,759	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	143,843	8.53%	67,423	4.00%	N/A	N/A
First United Bank	146,377	8.73%	67,086	4.00%	83,858	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008

Total Capital (to Risk Weighted Assets)
Consolidated	$148,464	12.18%	$97,541	8.00%	N/A	N/A
First United Bank	131,572	10.91%	96,521	8.00%	120,652	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	129,117	10.59%	48,771	4.00%	N/A	N/A
First United Bank	117,398	9.73%	48,260	4.00%	72,391	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	129,117	8.10%	63,751	4.00%	N/A	N/A
First United Bank	117,398	7.43%	63,205	4.00%	79,007	5.00%

[62]

4.           Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
December 31, 2009
U.S. government agencies	$68,487	$274	$498	$68,263	$—
Residential mortgage-backed agencies	59,640	2,946	13	62,573	—
Collateralized mortgage obligations	40,809		7,612	33,197	1,574
Obligations of states and political subdivisions	95,190	2,501	388	97,303	—
Collateralized debt obligations	44,478	—	32,030	12,448	14,127

Totals	$308,604	$5,721	$40,541	$273,784	$15,701

December 31, 2008
U.S. government agencies	$111,938	$1,885	$178	$113,645	$—
Residential mortgage-backed agencies	80,354	2,222	15	82,561	—
Collateralized mortgage obligations	51,753	—	11,115	40,638	—
Obligations of states and political subdivisions	95,876	705	3,096	93,485	—
Collateralized debt obligations	70,324	—	46,058	24,266	—

Totals	$410,245	$4,812	$60,462	$354,595	$—

Proceeds from sales of securities and the realized gains and losses are as follows (in thousands):

	2009	2008	2007

Proceeds	$12,471	$43,008	$71,611
Realized gains	30	727	10
Realized losses	—	—	(1,615)

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$36,090	$371	$14,873	$127
Residential mortgage-backed agencies	589	13	—	—
Collateralized mortgage obligations	—	—	33,197	7,612
Obligations of states and political subdivisions	12,154	123	8,075	265
Collateralized debt obligations	—	—	12,448	32,030
	$48,833	$507	$68,593	$40,034

[63]

	December 31, 2008
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$19,822	$178	$—	$—
Residential mortgage-backed agencies	806	15	—	—
Collateralized mortgage obligations	37,423	9,927	3,216	1,188
Obligations of states and political subdivisions	66,735	2,781	3,632	315
Collateralized debt obligations	2,159	5,393	21,724	40,665
	$126,945	$18,294	$28,572	$42,168

U.S. Government Agencies – The unrealized losses on the Corporation’s investments in U.S. government agencies of $498,000 are attributable to the lower interest rate environment and call features associated with the securities with premiums paid at the time of purchase.  All of these securities are of the highest investment grade.  The fair value of one security has been impaired for over 12 months and the fair value of six securities has been impaired for less than 12 months.  Contractually, the issuers are not permitted to settle the securities at a price less than the amortized cost basis of the individual investments.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Residential Mortgage-Backed Agencies - The residential mortgage-backed agencies were in an unrealized gain position of $2.9 million at December 31, 2009.  All of these securities are of the highest investment grade.  The fair value of 13 of these securities has been in an unrealized loss position for less than 12 months.   The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. Management does not believe that other-than-temporary impairment exists at December 31, 2009.

Collateralized Mortgage Obligations – The collateralized mortgage obligations were in an unrealized loss position of $7.6 million at December 31, 2009.  All nine of these securities are private label residential mortgage-backed securities and have been in an unrealized loss position for 12 months or more.  These securities are reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  The Corporation purchased all of these securities at a discount relative to their face amounts.  All of these securities were of the highest investment grade at the time of purchase.  As of December 31, 2009, two have been downgraded to one level below investment grade and five have been downgraded more than one level below investment grade.  All of these securities continue to perform as expected at the time of purchase.  This class of securities has been reduced by $10.9 million since December 31, 2008 due to principal paydown.  Based upon a review of credit quality and the cash flow tests performed, management determined that one of the private label residential mortgage-backed securities in the Corporation’s portfolio was other-than-temporarily impaired.  As a result of this assessment, the Corporation recorded a $171,000 million other-than-temporary impairment credit loss and $1.6 million of non-credit related losses in other comprehensive income on this security as of December 31, 2009.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider the remainder of this portfolio to be other-than-temporarily impaired at December 31, 2009.

Obligations of State and Political Subdivisions – The Corporation’s investments in state and political subdivisions were in an  unrealized loss position of $388,000 at December 31, 2009.  Ten securities carried a fair value less than amortized cost basis for over 12 months, and 19 securities have been in an unrealized loss position for less than 12 months.  $2.3 million of the bonds are not rated by rating agencies. Two of those bonds were highly rated investment grade bonds at the time of purchase are no longer being rated by the rating agencies.  The remaining investments in states and other political subdivisions are all of investment grade as determined by the major rating agencies.  Management reviewed the investment ratings of the underlying issuers and found them to be of high quality. In addition, the portfolio is supported by various forms of underlying insurance. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

[64]

Collateralized Debt Obligations - The $32.0 million in unrealized losses reported for collateralized debt obligations at December 31, 2009 relates to 22 pooled trust preferred securities.  See Note 1 for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality for the fourth quarter of 2009, the cash flow tests performed, and the Corporation’s intent with regard to hold the securities, management determined that nine of the collateralized debt obligations in the Corporation’s portfolio were other-than-temporarily impaired.  As a result of this assessment, the Corporation recorded a $15.8 million other-than-temporary impairment loss on these securities as of December 31, 2009.  For the year, $26.5 million of non-cash other-than-temporary credit losses have been recognized in earnings on 15 trust preferred securities and $443,000 of losses have been recognized as a result of moving four securities to trading.  The unrealized losses on the remaining investment securities are primarily attributable to factors such as changes in market interest rates, marketability, liquidity and the current economic environment.  Non-credit related losses of $14.1 million are in other comprehensive income.  Non-cash other-than-temporary impairment losses for the year ended December 31, 2008 were $2.7 million.

The following table presents a cumulative roll-forward of the amount of other-than-temporary impairment (“OTTI”) related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold (in thousands):

	December 31, 2009	December 31, 2008
Balance of credit-related OTTI at beginning of period	$2,724	$—
Additions for credit-related OTTI not previously recognized	16,345	2,724
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirements to sell before recovery of amortized cost basis	—	—
Decreases for previously recognized credit-related OTTI because there is current intent to sell	(8,304)	—

Balance of credit-related OTTI at end of period	$10,765	$2,724

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2009 are shown in the following table (in thousands).  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

Contractual Maturity	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	14,095	14,294
Due after five years through ten years	26,687	27,367
Due after ten years	167,373	136,353
	208,155	178,014
Residential mortgage-backed agencies	59,640	62,573
Collateralized mortgage obligations	40,809	33,197
	$308,604	$273,784

At December 31, 2009 and 2008, investment securities with a fair value of $153 million and $235 million, respectively, were pledged as permitted or required to secure public and trust deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

[65]

5.           Loans

The Corporation, through the Bank, is active in originating loans to customers primarily in Western Maryland and Northeastern West Virginia.  The following table is a summary of the loan portfolio and loan commitments by principal categories (in thousands):

	December 31, 2009		December 31, 2008
	Loans	Loan Commitments	Loans	Loan Commitments
Commercial	$604,410	$33,966	$575,962	$88,640
Real Estate – Mortgage	398,413	46,461	403,768	44,304
Consumer Installment	110,937	3,911	140,234	3,897
Real Estate – Construction	8,124	2,918	14,582	5,441
Commercial letters of credit	—	2,941	—	5,943
Total	$1,121,884	$90,197	$1,134,546	$148,225

Loan commitments are made to accommodate the financial needs of the Corporation’s customers. Letters of credit commit the Corporation to make payments on behalf of customers when certain specified future events occur.  Letters of credit are issued to customers to support contractual obligations and to insure job performance. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment.  Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies.  Collateral is obtained based on management’s credit assessment of the customer.  The Corporation considers letters of credit to be guarantees and the amount of liability related to such guarantees was not significant at December 31, 2009 and 2008.

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

2009
Balance at January 1	$14,226
Loans or advances	1,177
Repayments	(2,133)
Balance at December 31	$13,270

Activity in the allowance for loan losses is summarized as follows (in thousands):

	2009	2008	2007
Balance at January 1	$14,347	$7,304	$6,530
Gross credit losses	(10,785)	(6,595)	(2,222)
Recoveries	940	713	684
Net credit losses	(9,845)	(5,882)	(1,538)
Provision for loan losses	15,588	12,925	2,312
Balance at December 31	$20,090	$14,347	$7,304

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Impairment is measured on a loan by loan basis for commercial and construction loans.  Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Based upon the current economic environment and its effect on the overall real estate markets, the amount of impaired loans has increased significantly from December 31, 2008.

[66]

The following is a summary of information pertaining to impaired and non-accrual loans (in thousands):

	Years Ended December 31,
	2009	2008	2007
Impaired loans without a valuation allowance	$102,553	$66,816	$6,814
Impaired loans with a valuation allowance	28,677	16,519	176
Total impaired loans	$131,230	$83,335	$6,990
Valuation allowance related to impaired loans	$7,624	$4,759	$176

Average investment in impaired loans	$91,743	$28,180	$1,472
Interest income recognized on an accrual basis on impaired loans	$5,097	$4,658	$225
Interest income recognized on a cash basis on impaired loans	$1,042	$410	$162

Non-accruing loans were $46.6 million, $24.6 million, and $5.4 million at December 31, 2009, 2008 and 2007, respectively. Interest income not recognized as a result of placing loans on a non-accrual status was $1.3 million during 2009, $0.4 million during 2008 and $0.2 million during 2007.  Accruing loans past due 90 days or more were $1.8 million, $3.5 million and $3.3 million at the end of 2009, 2008 and 2007, respectively.

The amount of restructured loans increased significantly in 2009 as we have made every effort to work with our borrowers during this distressed economic environment. At December 31, 2009, performing restructured loans are comprised of approximately $7.4 million of commercial real estate land development loans, $5.7 million other commercial real estate loans, $4.5 million of commercial and industrial loans, and $4.6 million single family mortgage loans. The objective of the restructurings was to increase loan repayments by customers and thereby reduce net charge-offs. Restructured terms can include temporary relief of contractual principal payments, temporary or permanent reductions of the interest rate, and maturity extensions. For loans that were originally interest only credit lines, if the maturity date is extended, the restructured loan is placed on a principal amortization schedule. Restructured loans are considered performing if they have made at least six consecutive payments of their original and modified terms. Restructured loans are evaluated for impairment as required by applicable accounting guidance.

Additional funds of up to $0.2 million are committed to be advanced in connection with restructured loans.  Interest income not recognized due to rate modifications of restructured loans was $0.1 million in 2009 and none in 2008 and 2007.

6.           Premises and Equipment

The composition of premises and equipment at December 31 is as follows (in thousands):

	2009	2008
Land	$8,794	$8,910
Land Improvements	815	322
Premises	23,950	23,058
Furniture and Equipment	21,828	21,071
Capital Lease	535	—
	55,922	53,361
Less accumulated depreciation	(24,203)	(22,237)
Total	$31,719	$31,124

The Corporation recorded depreciation expense of $2.7 million, $2.8 million and $2.6 million in 2009, 2008 and 2007, respectively.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2009, future minimum rent commitments under these leases for each of the next five years are as follows: $3.5 million, $3.5 million, $3.5 million, $2.7 million, $2.6 million and $12.6 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total rent expense for offices amounted to $0.9 million in 2009 and $0.7 million in 2008 and 2007.

7.           Goodwill and Other Intangible Assets

Goodwill resulted from the acquisition of four branch offices and a banking center from The Huntington National Bank in July 2003, one insurance agency in April 1999 and three insurance agencies in December 2008.  The Corporation performed its annual impairment test as of December 31, 2009 and determined that goodwill was not impaired.  There can be no assurance that goodwill impairment will not occur in the future. The Corporation will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

[67]

The estimated goodwill and intangible assets are based upon a preliminary valuation and are subject to change during the allocation period as defined by ASC Topic 350, Intangibles - Goodwill and Other.

The significant components of goodwill and acquired intangible assets at December 31 are as follows (in thousands):

	2009				2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$11,900	$—	$11,900		$11,900	$—	$11,900
Core deposit intangible assets	4,040	(3,581)	459	.8	4,040	(3,023)	1,017	1.8
Insurance agency book of businesses	3,651	(769)	2,882	8.1	3,651	(246)	3,405	9.1
Total	$19,591	$(4,350)	$15,241		$19,591	$(3,269)	$16,322

Amortization expense relating to amortizable intangible assets was $1.1 million in 2009 and $0.7 million in 2008 and 2007.  Future estimated annual amortization expense is presented below (in thousands):

Year	Annual Amortization
2010	$722
2011	263
2012	263
2013	257
2014	213

8.           Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $372.7 million and $334.4 million at December 31, 2009 and December 31, 2008, respectively.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2009 (in thousands):

2010	$419,114
2011	255,319
2012	29,934
2013	5,906
2014	7,284
Thereafter	0

[68]

9.           Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year
(dollars in thousands):

	2009	2008	2007

Short-term FHLB advance, Daily borrowings, interest rate of 0.36% (at December 31, 2009)	$0	$8,500	$21,000

Securities sold under agreements to repurchase:
Outstanding at end of year	$47,563	$41,995	$34,112
Weighted average interest rate at year end	0.66%	1.33%	5.99%
Maximum amount outstanding as of any month end	$50,052	$47,811	$70,746
Average amount outstanding	43,887	38,128	55,140
Approximate weighted average rate during the year	0.71%	1.46%	3.71%

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year
(dollars in thousands):
	2009	2008

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at December 31, 2009	$227,423	$241,474
Junior subordinated debt, bearing interest at rates ranging from 3.00% to 9.875% at December 31, 2009	43,121	35,929
	$270,544	$277,403

The contractual maturities of long-term borrowings are as follows:

	December 31,
	2009			2008
	Fixed Rate	Floating Rate	Total	Total
	(in thousands)
Due in 2010	$31,000	$—	$31,000	$14,000
Due in 2011	51,000	—	51,000	31,000
Due in 2012	44,250	—	44,250	51,000
Due in 2013	—	—	—	44,250
Due in 2014	—	—	—	—
Thereafter	113,365	30,929	144,294	137,153
Total long-term debt	$239,615	$30,929	$270,544	$277,403
We have a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets.  At December 31, 2009, the available line of credit equaled $506 million.  This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral.  The line is secured by certain qualified mortgage and commercial loans and investment securities, as follows (in thousands):

1-4 family mortgage loans	$119,692
Commercial loans	12,888
Multi-family loans	2,130
Home equity loans	10,847
Cash	47,000
Investment securities	39,538
$232,095

[69]

The collateralized line of credit totaled $232 million at December 31, 2009, of which $5 million was available for additional borrowings.

We also have various unsecured lines of credit totaling $20.0 million with various financial institutions and a $23 million secured line with the Federal Reserve to meet daily liquidity requirements.  As of December 31, 2009, we had no borrowings under these credit facilities.  In addition, we had approximately $97 million of available funding through brokered money market funds.

Repurchase Agreements—We have retail repurchase agreements with customers within its local market areas.  Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities that we own and are held in safekeeping at independent correspondent banks.

FHLB Advances—The FHLB advances consist of various borrowings with maturities generally ranging from five to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but we may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, our early repayment of any advance could be subject to a prepayment penalty.

Subordinated Debt— In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.9 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation.  These Trusts used the proceeds of these offerings to purchase an equal amount of junior subordinated debentures of First United Corporation, as follows:

$20.6 million—floating rate payable quarterly based on floating rate based on three-month LIBOR plus 275 basis points (3.00% at December 31, 2009), maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.00% at December 31, 2009) maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures.  The debentures have a fixed rate of 5.88% for the first five years, payable quarterly, and convert to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points.  The debentures mature in 2014, but are redeemable five years after issuance at First United Corporation’s option.

In December 2009, Trust III issued 9.875% fixed-rate preferred securities with an aggregate liquidation amount of approximately $7.0 million to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of approximately $.2 million.  Trust III used the proceeds of the offering to purchase approximately $7.2 million of 9.875% fixed-rate junior subordinated debentures of First United Corporation.  Interest on the debentures is payable quarterly, and the debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

In January 2010, Trust III issued an additional $3.5 million of 9.875% fixed-rate preferred securities to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of $.1 million.  Trust III used the proceeds of the offering to purchase $3.6 million of 9.875% fixed-rate junior subordinated debentures of First United Corporation.  Interest on the debentures is payable quarterly, and the debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

The debentures issued to each of the Trusts represent the sole assets of that Trust, and payments of the debentures by First United Corporation are the only sources of cash flow for the Trust.  First United Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred.  Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.  As of December 31, 2009, First United Corporation has not deferred any payments.

10.          Preferred Stock

On January 30, 2009, pursuant to the Troubled Asset Relief Program Capital Purchase Program adopted by the United States Department of the Treasury (the “Treasury”), First United Corporation issued the following securities to the Treasury for an aggregate consideration of $30.0 million:  (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share (the “Series A Preferred Stock”); and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, at an exercise price of $13.79 per share (the “Warrant”).  The proceeds from this transaction qualify as Tier 1 capital and the warrant qualifies as tangible common equity.  The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

[70]

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014.  From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, First United Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.  The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, First United Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.5 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Corporation from such offerings.  Notwithstanding the foregoing restriction on redemption, the recently-enacted Recovery Act permits First United Corporation to redeem shares of Series A Preferred Stock held by Treasury at any time (subject to a minimum 25% redemption requirement).  If First United Corporation redeems shares of Series A Preferred Stock pursuant to the Recovery Act, it may also repurchase a pro rata portion of the Warrant; otherwise, Treasury must liquidate any portion of the Warrant that is not repurchased, at the current market price.  Any redemption of the Series A Preferred Stock requires prior regulatory approval.

Until the earlier of (i) January 30, 2012 or (ii) the date on which the Treasury disposes of the Series A Preferred Stock, without the consent of the Treasury, First United Corporation is prohibited from increasing its quarterly cash dividend paid on common stock above $0.20 per share and from repurchasing or redeeming any shares of its capital stock, and the Trusts are prohibited from redeeming their trust preferred securities.

11.          Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains (losses) on investment securities available-for-sale, cash flow hedges and pension obligations. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $3.0 million, ($26.5) million and $12.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following tables present the accumulated other comprehensive loss for the years ended December 31, 2009, 2008 and 2007 and the components included therein:

	Investment securities with OTTI	Investment securities – all other	Cash Flow Hedges	Pension Plan	SERP	Total

Accumulated OCI, net:
Balance – January 1, 2007	$—	$(715)	$—	$(2,901)	$(1,964)	$(5,580)
Net gain/(loss) during period	—	(1,815)	—	151	1,589	(75)
Balance – December 31, 2007	$—	$(2,530)	$—	$(2,750)	$(375)	$(5,655)

Accumulated OCI, net:
Net gain/(loss) during period	—	(30,660)	—	(4,636)	(32)	(35,328)
Balance – December 31, 2008	$—	$(33,190)	$—	$(7,386)	$(407)	$(40,983)

Accumulated OCI, net:
Net gain/(loss) during period	(9,364)	21,786	(36)	2,335	(397)	14,324
Balance – December 31, 2009	$(9,364)	$(11,404)	$(36)	$(5,051)	$(804)	$(26,659)

[71]

	Pre-Tax	Taxes	Net
December 31, 2007:
Available for sale securities:
Unrealized holding losses during the period	$(4,648)	$1,877	$(2,771)
Less: reclassification adjustment for gains recognized in income	(1,605)	649	(956)

Net unrealized losses on AFS investment securities	(3,043)	1,228	(1,815)

Defined benefit plans liability adjustment	2,918	(1,178)	1,740
	$(125)	$50	$(75)
December 31, 2008:
Available for sale securities with OTTI:
Securities with OTTI charges during the period	$(2,724)	$1,099	$(1,625)
Less: OTTI charges recognized in income	(2,724)	1,099	(1,625)
Net unrealized losses on investments with OTTI	0	0	0
Available for sale securities – all other:
Unrealized holding losses during the period	(53,405)	21,553	(31,852)
Less: reclassification adjustment for gains recognized in income	727	(294)	433
Less: securities with OTTI charges during the period	(2,724)	1,099	(1,625)
Net unrealized losses on all other AFS securities	(51,408)	20,748	(30,660)
Net unrealized losses on AFS investment securities	(51,408)	20,748	(30,660)

Defined benefit plans liability adjustment	(7,452)	2,784	(4,668)
	$(58,860)	$23,532	$(35,328)
December 31, 2009:
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(42,394)	$17,110	$(25,284)
Less: OTTI charges recognized in income	(26,693)	10,773	(15,920)
Net unrealized losses on investments with OTTI	(15,701)	6,337	(9,364)
Available for sale securities – all other:
Unrealized holding losses during the period	(5,733)	2,313	(3,420)
Less: reclassification adjustment for gains recognized in income	131	(53)	78
Less: securities with OTTI charges during the period	(42,394)	17,110	(25,284)
Net unrealized gains on all other AFS securities	36,530	(14,744)	21,786
Net unrealized gains on AFS investment securities	20,829	(8,407)	12,422

Unrealized losses on cash flow hedges	(60)	24	(36)
Defined benefit plans liability adjustment	3,249	(1,311)	1,938
	$24,018	$(9,694)	$14,324

12.          Income Taxes

The provision for income taxes consists of the following for the years ended December 31 (in thousands):

	2009	2008	2007
Current Tax Provision:
Federal	$187	$5,337	$4,275
State	357	1,383	914
	$544	$6,720	$5,189
Deferred taxes (benefit) :
Federal	$(7,830)	$(2,699)	$455
State	(1,210)	(448)	102
	$(9,040)	$(3,147)	$557

Income tax expense (benefit) for the year	$(8,496)	$3,573	$5,746

[72]

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2009	2008	2007
Federal statutory rate	(35.0)%	35.0%	35.0%
Tax-exempt income on securities and loans	(6.6)	(9.0)	(5.9)
Tax-exempt BOLI income	2.5	(2.0)	(2.1)
State income tax, net of federal tax benefit	(4.9)	3.6	3.8
Other	1.1	1.1	.2

	(42.9)%	28.7%	31.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$8,108	$5,790
Deferred loan fees	211	271
Deferred compensation	562	613
State tax loss carry forwards	1,079	1,001
Unrealized loss on investment securities available-for-sale	14,053	22,460
Pension/SERP	—	428
Other than temporary impairment on investment securities	7,004	1,100
Other real estate owned	1,446	518
Other	706	113
Total deferred tax assets	33,169	32,294
Valuation allowance	(1,079)	(1,001)
Total deferred tax assets less valuation allowance	32,090	31,293
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(988)	(837)
Pension/SERP	(53)	—
Depreciation	(1,707)	(820)
Other	(153)	(70)
Total deferred tax liabilities	(2,901)	(1,727)
Net deferred tax assets	$29,189	$29,566

State income tax expense (benefit) amounted to ($0.9) million during 2009, $0.9 million during 2008 and $1.0 million during 2007.  A valuation allowance has been provided for the state tax loss carry forwards included in deferred tax assets which will expire commencing in 2019.

13.          Employee Benefit Plans

The Corporation sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees’ compensation during the last five years of employment.  The Corporation’s funding policy is to make annual contributions in amounts sufficient to meet the current year’s minimum funding requirements.

During 2001, the Corporation established an unfunded supplemental executive retirement plan (the “SERP”) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law.  Concurrent with the establishment of the SERP, the Corporation acquired bank owned life insurance (“BOLI”) policies on the senior management personnel and officers of the Corporation.  The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs.

The benefit obligation activity for both the Pension Plan and SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31. The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP plans (dollars in thousands):

[73]

	Pension		SERP
	2009	2008	2009	2008
Change in Benefit Obligation
Obligation at the beginning of the year	$20,543	$20,922	$3,446	$3,036
Service cost	808	923	134	106
Interest cost	1,217	1,263	229	181
Change in assumptions	—	(2,336)	102	—
Actuarial losses	16	400	705	149
Benefits paid	(722)	(629)	(26)	(26)
Obligation at the end of the year	21,862	20,543	4,590	3,446
Change in Plan Assets
Fair value at the beginning of the year	22,245	27,856	—	—
Actual return on plan assets	5,060	(7,482)	—	—
Employer contribution	—	2,500	26	26
Benefits paid	(722)	(629)	(26)	(26)

Fair value at the end of the year	26,583	22,245	—	—

Funded Status	$4,721	$1,702	$(4,590)	$(3,446)

	Pension			SERP
	2009	2008	2007	2009	2008	2007
Components of Net Pension Cost
Service cost	$808	$923	$809	$134	$106	$179
Interest cost	1,217	1,263	1,155	229	181	256
Expected return on assets	(1,703)	(2,340)	(1,891)	—	—	—
Amortization of transition asset	(39)	(39)	(39)	—	—	—
Amortization of recognized loss	625	142	169	0	0	203
Amortization of prior service cost	10	10	10	126	113	113
Net pension (income)/expense in employee benefits	$918	$(41)	$213	$489	$400	$751

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Discount rate for net pension cost	6.00%	6.00%	6.00%	—	—	—
Expected long-term return on assets	7.75%	7.75%	8.00%	—	—	—
Rate of compensation increase	4.00%	4.00%	3.00%	4.00%	4.00%	4.00%

The accumulated benefit obligation for the Pension Plan was $18.8 million and $16.7 million at December 31, 2009 and 2008, respectively.  The accumulated benefit obligation for the SERP was $4.6 million and $3.4 million at December 31, 2009 and 2008, respectively.

The investment assets of the defined benefit plan are managed with the goal of providing for retiree distributions while also supporting long-term plan obligations with a moderate level of portfolio risk. In order to address the variability over time of both risk and return, the plan investment strategy entails a dynamic approach to asset allocation, providing for normalized targets for major asset classes, with the ability to tactically adjust within the following specified ranges around those targets.

Asset Class	Normalized Target	Range
Cash	5%	0% - 20%
Fixed Income	40%	30% - 50%
Equities	55%	45% - 65%

Decisions regarding tactical adjustments within the above noted ranges for asset classes are based on a top down review of factors expected to have material impact on the risk and reward dynamics of the portfolio as a whole. Such factors include, but are not limited to, the following:
a)	Anticipated domestic and international economic growth as a whole.
b)	The position of the economy within its longer term economic cycle.

[74]

c)	The expected impact of economic vitality, cycle positioning, financial market risks, industry/demographic trends and political forces on the various market sectors and investment styles.

With respect to individual company securities, additional company specific matters are considered, which could include management track record and guidance, future earnings expectations, current relative price expectations and the impact of identified risks on expected performance, among others. A core equity position of large cap stocks will be maintained, with more aggressive or volatile sectors meaningfully represented in the asset mix in pursuit of higher returns.

Strategic and specific investment decisions are guided by an in-house investment committee as well as a number of outside institutional resources that provide economic, industry and company data and analytics.  It is management’s intent to give the Plan’s investment managers flexibility with respect to investment decisions and their timing within the overall guidelines.  However, certain investments require specific review and approval by management.  Management is also informed of anticipated changes in nonproprietary investment managers, significant modifications of any previously approved investment, or the anticipated use of derivatives to execute investment strategies.

Portfolio risk is managed in large part by a focus on diversification across multiple levels as well as an emphasis on financial strength. For example, current investment policies restrict initial investments in debt securities to be rated investment grade at the time of purchase. Also, with the exception of the highest rated securities (e.g., U.S. Treasury or government-backed agency securities), no more than 10% of the portfolio may be invested in a single entity’s securities.  As a result of the previously noted approaches to controlling portfolio risk, any concentrations of risk would be associated with general systemic risks faced by industry sectors or the portfolio as a whole.

Assets in the Pension Plan are valued by the Corporation’s accounting system provider who utilizes a third party pricing service. Valuation data is based on actual market data for stocks and mutual funds (Level 1) and matrix pricing for bonds (Level 2).  Cash and cash equivalents are also considered Level 1 within the fair value hierarchy.

As of December 31, 2009, the value of Pension Plan investments was as follows (dollars in thousands):

			Fair Value Hierarchy
	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$869	3.3%	$869	$—
Fixed income securities:
U.S. Government and Agencies	1,693	6.4%	—	1,693
Taxable municipal bonds and notes	168	0.6%	—	168
Corporate bonds and notes	5,932	22.3%	—	5,932
Preferred stock	757	2.9%	—	757
Fixed income mutual funds	1,889	7.1%	1,889	—
Total fixed income	10,439	39.3%	1,889	8,550
Equities:
Large Cap	10,075	37.9%	$10,075	$—
Mid Cap	2,057	7.7%	2,057	—
Small Cap	906	3.4%	906	—
International	2,237	8.4%	2,237	—
Total equities:	15,275	57.4%	15,275	—

Total market value	$26,583	100.0%	$18,033	$8,550

The expected rate of return on pension assets is based on a combination of the following:
a)	Historical returns of the pension portfolio.
b)	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets.
c)	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2009, the 20-year average return on pension portfolio assets was 7.36%. Monte Carlo simulations modeled against the normalized asset class targets for the pension portfolio suggest an expected long-term return average of 7.11% with a 95% confidence level. Actual and simulated returns have been impacted materially by two significant bear markets that covered four of the last 10 years. Some long-term data suggests that U.S. equities may be near an inflection point to improving multi-year performance. For example, Ibbotson data from 1826 through 2009 indicates that rolling 10-year returns exhibit some cyclicality. These returns recently touched historical lows and may be turning upward. In addition, it is anticipated that the December 2007 recession ended sometime in mid-2009, suggesting further progress toward economic recovery and positive investment performance.  The expected long-term return used for 2009 was 7.75%. Based on the above considerations, it is considered appropriate to maintain the forward expected long-term rates of return at 7.75%.

[75]

The following summarizes the number of shares of the Corporation’s common stock and the fair value of such shares that are included in Pension Plan assets at December 31, 2009 and 2008, as well as dividends paid to the Pension Plan for such years (dollars in thousands):

	2009	2008
Number of shares held	3,000	3,000
Number of shares purchased	0	0
Number of shares sold	0	0
Fair value	$18	$40
Dividends paid	$2	$2
Percentage of total plan assets	0.07%	0.18%

Estimated cash flows related to the Pension Plan are as follows (in thousands):

Estimated future benefit payments:

	Pension Plan	SERP
2010	$666	$206
2011	681	26
2012	771	67
2013	964	123
2014	1,077	219
2015-2019	7,531	1,445
	$11,690	$2,086

The Corporation’s contribution to the Pension Plan in 2010 is dependent upon market conditions and a full evaluation of the plan.  The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2009 and 2008, net of tax, are as follows (in thousands):

	2009		2008
	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$5,119	$524	$7,470	$104
Unrecognized prior service costs	60	280	67	303
Net transition asset	(128)	—	(151)	—
	$5,051	$804	$7,386	$407

[76]

Other changes in plan assets and benefit obligations recognized in other comprehensive loss during the year ended December 31, 2009 were as follows:

Defined Benefit Pension Plan
Net actuarial gain during the period	$3,335
Amortization of prior service costs	10
Amortization of transition asset	(39)
Amortization of unrecognized loss	625
3,931
Supplemental Executive Retirement Plan
Net actuarial loss during the period	(705)
New prior service cost	(103)
Amortization of prior service costs	126
(682)

Change in Plan Assets and Benefit Costs	3,249
Tax effect	(1,311)
Amount included in other comprehensive loss, net of tax	$1,938

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows (in thousands):

	Pension	SERP
Prior service costs	$10	$126
Net transition asset	(39)	—
Net actuarial loss	394	60
	$365	$186

14.	401(K) Profit Sharing Plan

The First United Bank & Trust 401(k) Profit Sharing Plan (the “401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code.  The 401(k) Plan covers substantially all employees of the Bank and its affiliates.  Eligible employees can elect to contribute to the plan through payroll deductions.  The first 1% of contributions of an employee’s base salary are matched at 100% and the next 5% are matched on a 50% basis by the Corporation.  Expense charged to operations for the 401(k) Plan was $0.5 million, $0.5 million, and $0.3 million in 2009, 2008 and 2007, respectively.

15.	Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits.  During 2009, the daily average amount of these required reserves was approximately $0.9 million.

16.	Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to the Corporation.  The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis.  In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements.  At December 31, 2009, the Bank could have paid additional dividends of $15.0 million to the Corporation without regulatory approval.

17.	Commitments and Contingent Liabilities

The Corporation and its subsidiaries are at times, and in the ordinary course of business, subject to legal actions.  However, to the knowledge of management, the Corporation is not currently subject to any such legal actions.

Loan and letter of credit commitments are discussed in Note 5.

[77]

18.	Fair Value of Financial Instruments

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

The Corporation believes that its valuation techniques are appropriate and consistent with other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2009.

[78]

Investments held for trading – The fair value of investments held for trading is determined using a market approach.  The Level 3 investments consist of four pooled trust preferred securities, which are preferred term securities issued by trust subsidiaries of financial institutions and insurance companies and collateralized by junior subordinated debentures issued to those trusts by the parent institution. Two securities were deemed to be other-than-temporarily impaired at December 31, 2008 and were moved to trading during the first quarter of 2009.  The remaining two securities were moved to trading during the third quarter of 2009.  During 2009, the Corporation obtained fair values for these securities from an experienced independent third-party pricing provider.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models and other analytical tools are utilized by the third-party in determining individual security valuations in accordance with proper accounting guidance.  A full explanation of the pricing methodology is presented in the next section, under Investments available for sale.  At December 31, 2009, all securities held for trading were deemed to be worthless based upon the cash flow models and the underlying collateral for the each class owned.  Accordingly, these securities showed no value at year end and none have been sold.

Investments available for sale – The fair value of investments available-for-sale is determined using a market approach.  As of December 31, 2009, Level 2 investment securities available-for-sale include U.S. Government Agencies and residential mortgage-backed securities, private label residential mortgage-backed securities and municipal bonds which are not as actively traded.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities. The Level 3 investments consist of pooled trust preferred securities.  The Corporation obtained fair values for these securities from Moody’s Analytics and from S&P.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models, inquiries of trading firms who are prominent in the Trust Preferred market, actual market activity, clearing levels where bonds are likely to trade, current market sentiment and other analytical tools were utilized by the third-parties in determining individual security valuations in accordance with proper accounting guidance.

At December 31, 2009, the Bank owned 22 pooled trust preferred securities with a par value of $44.5 million and a fair value of $12.4 million. Based upon application of the guidance in ASC Subparagraph 820-10-35-51A, management has determined that there has been a significant decrease in the volume and level of activity in these securities.  The market for pooled trust preferred securities continues to be non-existent.  There are few recent transactions in the market for these securities relative to historical levels.  There were no new pooled trust preferred issuances during 2008 or 2009.  Trading activity for pooled trust preferred securities indicates only three total trades during the first quarter of 2009, zero trades during the second quarter of 2009 and only distressed trades during the third and fourth quarters of 2009, compared to a high of 116 trades in the first quarter of 2008.  The volume is sporadic with $0 in trades during the first and second quarters of 2009, $14 million during the third quarter and $400 million during the fourth quarter of 2009, representing primarily distressed sales. The trading and issuance data presented, along with information from traders, indicates that there is currently an inactive and inefficient market in pooled trust preferred securities which is contributing to the depressed pricing on these securities.  Price quotations are clearly indicative of distressed trades and vary significantly from prices achieved during an active market.  Comparing each issuer’s estimate of cash flows and, taking into consideration all available market data and nonperformance risk, there is a significant increase in the implied liquidity risk premiums and yields on the securities.  This has led to a wide bid-ask spread as buyers for the securities are seeking “fire-sale” prices and owners of the securities are not willing to accept such pricing.

Observable prices for these securities are available based upon broker models and these inputs have been considered in the pricing models used by Moody’s Analytics and S&P.  However, the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2009.  Accordingly, the pooled trust preferred securities portion of the Corporation’s investment portfolio will be classified within Level 3 of the fair value hierarchy because management determined that significant adjustments are required to determine fair value at the measurement date.

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

[79]

S&P is another independent third party whose pricing methodology is based upon inquiries of trading firms who are prominent in the Trust Preferred market.  Information such as actual market activity, clearing levels where bonds are likely to trade and current market sentiment are considered in valuations.  S&P structures their approach to pricing on the premise that the market now trades on dollar price versus yield or discount margin.  This pricing methodology is more market driven, considering distressed sales, and is more indicative of the pricing likely to be achieved should the securities be sold in the short term. Due to the current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.

Derivative Financial Instruments:   The Corporation’s open derivative positions are interest rate swaps that are classified as Level 3 within the valuation hierarchy. Open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management.   The Corporation has considered counterparty credit risk in the valuation of its interest rate swap assets.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2009 and 2008 are as follows;

		Fair Value Measurements at December 31, 2009 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities – trading	$—			$—
Investment securities available-for-sale:
U.S. government agencies	$68,263		$68,263
Residential mortgage-backed agencies	$62,573		$62,573
Collateralized mortgage obligations	$33,197		$33,197
Obligations of states and political Subdivisions	$97,303		$97,303
Collateralized debt obligations	$12,448			$12,448
Financial Derivative	$(60)			$(60)
Non-recurring:
Impaired loans¹	$21,053			$21,053
Foreclosed real estate	$40			$40
¹ The impaired loans fair value consists of impaired loans net of the $7,624 valuation allowance.

[80]

		Fair Value Measurements at December 31, 2008 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/08	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$113,645		$113,645
Residential mortgage-backed agencies	$82,561		$82,561
Collateralized mortgage obligations	$40,638		$40,638
Obligations of states and political Subdivisions	$93,485		$93,485
Collateralized debt obligations	$24,266			$24,266

Non-recurring:
Impaired loans¹	$11,760			$11,760
¹ The impaired loans fair value consists of impaired loans net of the $4,759 valuation allowance.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the year ended December 31, 2009 and 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities - Trading	Cash Flow Hedge
Beginning balance January 1, 2009	$24,266	$—	$—
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(26,522)	(443)	—
Included in other comprehensive loss	15,147	—	—

Purchases, issuances, and settlements	—	—	(60)
Transfers from Available for Sale to Trading	(443)	443	—
Transfers in and/or out of Level 3	—	—	—
Sales	—	—	—
Payments/credits/charge-offs	—	—	—
Properties/loans added	—	—	—
Ending balance December 31, 2009	$12,448	$—	$(60)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/ unrealized gains or losses related to assets still held at the reporting date	$(26,522)	$(443)	$—

[81]

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in Thousands)
Investments Securities Available for Sale
Beginning balance January 1, 2008	$67,308
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(2,724)
Included in other comprehensive loss	(40,318)
Sales	—
Payments/maturities/credits	—
Properties/loans added	—
Ending balance December 31, 2008	$24,266

Gains and losses (realized and unrealized) included in earnings for the periods above are reported in the Consolidated Statements of Operations in other operating income.

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks:  The carrying amounts for cash and due from banks and federal funds sold approximate their fair values.

Interest bearing deposits in banks:  The carrying amount of interest bearing deposits approximates their fair values.

Federal Home Loan Bank stock:  The carrying value of stock issued by the FHLB of Atlanta approximates fair value based on the redemption provisions of that stock.

Loans(excluding impaired loans with specific loss allowances):  For variable rate loans and leases that reprice frequently or “in one year or less,” and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

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

Off-Balance-Sheet Financial Instruments:  In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit.  The Bank expects most of these commitments to expire without being drawn upon; therefore, the commitment amounts do not necessarily represent future cash requirements.  Due to the uncertainty of cash flows and difficulty in the predicting the timing of such cash flows, fair values were not estimated for these instruments.

[82]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$139,169	$139,169	$18,423	$18,423
Interest bearing deposits in banks	50,502	50,502	882	882
Investment securities (AFS and trading)	273,784	273,784	354,595	354,595
Federal Home Loan Bank stock	13,861	13,861	13,933	13,933
Loans, net	1,101,794	1,093,241	1,120,199	1,125,029
Accrued interest receivable	6,103	6,103	7,713	7,713
Financial derivative	(60)	(60)	—	—

Financial Liabilities:
Deposits	1,304,166	1,251,465	1,222,889	1,229,834
Borrowed funds	318,107	325,090	327,898	346,110
Accrued interest payable	2,861	2,861	4,295	4,295
Off balance sheet financial instruments	—	—	—	—

19.	Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At December 31, 2009, the fair value of the interest rate swap contracts was ($60) thousand and was reported on the Consolidated Statements of Financial Condition.  Cash in the amount of $700,000 is posted as collateral as of December 31, 2009.  The Corporation had no open derivative positions at December 31, 2008.

For the year ended December 31, 2009, the Corporation recorded a decrease in the value of the derivatives of $36 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the year ended December 31, 2009. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next twelve months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of December 31, 2009.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the year ended December 31, 2009.
Derivatives in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)

Interest rate contracts	$(36)	$—	$—

(a)	Reported as interest expense
(b)	Reported as other income

[83]

20.	Parent Company Only Financial Information

Condensed Statements of Financial Condition (in thousands)

	December 31,
	2009	2008
Assets
Cash	$8,474	$482
Investment securities	—	1,236
Investment in bank subsidiary	131,018	88,346
Investment in non-bank subsidiaries	2,991	13,247
Other assets	3,256	7,586
Total Assets	$145,739	$110,897

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$1,437	$1,180
Dividends payable	615	1,098
Junior subordinated debt	43,121	35,929
Shareholders’ equity	100,566	72,690
Total Liabilities and Shareholder’s Equity	$145,739	$110,897

Condensed Statements of (Loss)/Income (in thousands)

	Year Ended December 31,
	2009	2008	2007
Income:
Dividend income from bank subsidiary	$7,247	$8,192	$7,912
Other income	481	(34)	299
Total Income	7,728	8,158	8,211

Expenses:
Interest expense	1,823	2,175	2,384
Other expenses	279	(10)	169
Total Expenses	2,102	2,165	2,553

Income before income taxes and equity in undistributed net income of subsidiaries	5,626	5,993	5,658
Applicable income taxes	(590)	—	—
Net Income before equity in undistributed net income/(loss) of subsidiaries	6,216	5,993	5,658
Equity in undistributed net (loss)/income of subsidiaries:

Bank	$(17,776)	2,054	5,790
Non-bank	236	824	1,345

Net (Loss)/Income	$(11,324)	$8,871	$12,793

[84]

Condensed Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net (Loss)/Income	$(11,324)	$8,871	$12,793
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	17,540	(2,878)	(7,135)
Decrease (increase) in other assets	4,330	(667)	124
Increase (decrease) in accrued interest payable and other liabilities	257	(168)	(122)
Stock Compensation	(16)	149	—

Net cash provided by operating activities	10,787	5,307	5,660

Investing Activities
Proceeds from investment maturities	1,236	(20)	—
Net investment in subsidiaries	(35,632)	(488)	(923)
Net cash used in investing activities	(34,396)	(508)	(923)

Financing Activities
Dividends – common stock	(4,893)	(4,774)	(4,796)
Dividends – preferred stock	(1,186)	—	—
Proceeds from issuance of common stock	488	362	476
Proceeds from long-term borrowings	7,192	—	—
Proceeds from stock and warrants	30,000	—	—
Repurchase of Common Stock	—	(1,391)	(524)
Net cash provided by (used in) financing activities	31,601	(5,803)	(4,844)
Increase (decrease) in cash and cash equivalents	7,992	(1,004)	(107)
Cash and cash equivalents at beginning of year	482	1,486	1,593

Cash and cash equivalents at end of year	$8,474	$482	$1,486

21.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Interest income	$22,373	$21,373	$21,138	$20,458
Interest expense	8,547	8,010	7,833	7,714
Net interest income	13,826	13,363	13,305	12,744
Provision for loan losses	2,049	1,871	6,917	4,751
Other income	3,665	3,948	3,949	4,766
Gains (losses) on securities	(1,075)	(1,383)	(8,479)	(16,068)
Other expenses	10,986	12,550	11,500	11,757
Income (loss) before income taxes	3,381	1,507	(9,642)	(15,066)
Applicable income tax expense (benefit)	1,002	358	(4,056)	(5,800)
Net income/(loss)	$2,379	$1,149	$(5,586)	$(9,266)
Accumulated preferred stock dividends and discount accretion	259	393	389	389
Net (Loss) Attributable to/Income Available to Common Shareholders	$2,120	$756	$(5,975)	$(9,655)
Basic and diluted net income/(loss) per common share	$.35	$.12	$(.97)	$(1.58)

[85]

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Interest income	$23,858	$23,851	$23,777	$23,730
Interest expense	11,829	10,627	10,576	10,011
Net interest income	12,029	13,224	13,201	13,719
Provision for loan losses	1,387	966	4,217	6,355
Other income	3,941	4,493	3,778	3,554
Gains (losses) on securities	399	77	-	(2,473)
Other expenses	10,354	10,651	9,976	9,592
Income/(Loss) before income taxes	4,628	6,177	2,786	(1,147)
Applicable income tax expense(benefit)	1,493	2,063	921	(904)
Net income/(loss)	$3,135	$4,114	$1,865	$(243)
Accumulated preferred stock dividends and discount accretion	-	—	—	—
Net (Loss) Attributable to/Income Available to Common Shareholders	$3,135	$4,114	$1,865	$(243)

Basic and diluted net income/(loss) per common share	$.51	$.68	$.30	$(.04)

[86]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2009 was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO.  Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2009, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2009.  Management’s report on the Corporation’s internal control over financial reporting and the related attestation report of the Corporation’s independent registered public accounting firm are included on the following pages.

[87]

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective.

ParenteBeard LLC, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the year ended December 31, 2009, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

[88]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited First United Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  First United Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of First United Corporation, and our report dated March 11, 2010, expressed an unqualified opinion.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 11, 2010

[89]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors.  Copies of the Corporation’s Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Chief Risk and Operations Officer , First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009 or on the Corporation’s website at www.mybank4.com.

All other information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding the Corporation’s equity compensation plans required by this item is incorporated herein by reference to Item 5 of Part II of this annual report.  All other information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007
(a)(3) and (b)  Exhibits.

[90]

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Dated: March 11, 2010	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
(William B. Grant) Director, Chief Executive Officer	(David J. Beachy) Director—March 11, 2010
March 11, 2010

/s/ M. Kathryn Burkey	/s/ Faye E. Cannon
(M. Kathryn Burkey) Director—March 11, 2010	(Faye E. Cannon) Director—March 11, 2010

/s/ Paul Cox, Jr.	/s/ Raymond F. Hinkle
(Paul Cox, Jr.) Director—March 11, 2010	(Raymond F. Hinkle) Director—March 11, 2010

/s/ Robert W. Kurtz	/s/ John W. McCullough
(Robert W. Kurtz) Director—March 11, 2010	(John W. McCullough) Director—March 11, 2010

/s/ Elaine L. McDonald	/s/ Donald E. Moran
(Elaine L. McDonald) Director—March 11, 2010	(Donald E. Moran) Director—March 11, 2010

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
(Carissa L. Rodeheaver) EVP & Chief Financial Officer-	(Gary R. Ruddell) Director—March 11, 2010
March 11, 2010

/s/ I. Robert Rudy	/s/ Richard G. Stanton
(I. Robert Rudy) Director—March 11, 2010	(Richard G. Stanton) Director – March 11, 2010

/s/ Robert G. Stuck	/s/ H. Andrew Walls III
(Robert G. Stuck) Director—March 11, 2010	(H. Andrew Walls III) Director—March 11, 2010

[91]

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(iii) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

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

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 of the Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 of the Corporation's Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 of the Corporation's Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 of the Corporation's Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C of Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B of Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A of Exhibit 4.6)

10.1
First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K filed on February  21, 2007)

10.2	Amended and Restated SERP Agreement with William B. Grant (incorporated by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

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

[92]

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

10.13
Consulting Agreement, dated as of December 7, 2009, among First United Corporation, First United Bank & Trust and Robert W. Kurtz (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on December 7, 2009)

21	Subsidiaries of the Corporation, incorporated by reference to the list of subsidiaries in the discussion entitled “General” in Item 1 of Part I of this Annual Report on Form 10-K.

23.1	Consent of ParenteBeard LLC (filed herewith)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

99.2	Certifications of Principal Accounting Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

[93]