Form 10-Q
period 2010-03-31
FIRST UNITED CORP/MD/
filed 2010-05-10
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to ________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,143,947 shares of common stock, par value $.01 per share, as of April 30, 2010.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$199,596	$139,169
Interest bearing deposits in banks	49,278	50,502
Cash and cash equivalents	248,874	189,671
Investment securities - available-for-sale (at fair value)	158,862	273,784
Investment securities – trading (at fair value)	117,078	-
Total investment securities	275,940	273,784
Restricted Investments in Bank stock, at cost	13,861	13,861
Loans	1,100,571	1,121,884
Allowance for loan losses	(21,886)	(20,090)
Net loans	1,078,685	1,101,794
Premises and equipment, net	31,230	31,719
Goodwill and other intangible assets, net	15,221	15,241
Bank owned life insurance	29,636	29,386
Deferred tax assets	27,104	29,189
Accrued interest receivable and other assets	63,715	59,151

Total Assets	$1,784,266	$1,743,796

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$113,234	$106,976
Interest bearing deposits	1,243,930	1,197,190
Total deposits	1,357,164	1,304,166
Short-term borrowings	41,748	47,563
Long-term borrowings	263,890	270,544
Accrued interest payable and other liabilities	20,800	20,342
Dividends payable	63	615
Total Liabilities	1,683,665	1,643,230

Shareholders' Equity:
Preferred stock --no par value;
Authorized 2,000 shares of which 30 shares of Series A,
$1,000 per share liquidation preference, 5% cumulative
increasing to 9% cumulative on February 15, 2014, were
issued and outstanding on March 31, 2010 and December
31, 2009 (discount of $246 and $261, respectively)	29,754	29,739
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding
6,144 shares at March 31, 2010 and December 31, 2009	61	61
Surplus	21,338	21,305
Retained earnings	70,557	76,120
Accumulated other comprehensive loss	(21,109)	(26,659)
Total Shareholders' Equity	100,601	100,566

Total Liabilities and Shareholders' Equity	$1,784,266	$1,743,796

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Interest income
Interest and fees on loans	$15,854	$17,573
Interest on investment securities:
Taxable	2,643	3,859
Exempt from federal income tax	932	957
Total investment income	3,575	4,816
Other	92	(16)
Total interest income	19,521	22,373
Interest expense
Interest on deposits	4,615	5,549
Interest on short-term borrowings	66	75
Interest on long-term borrowings	2,847	2,923
Total interest expense	7,528	8,547
Net interest income	11,993	13,826
Provision for loan losses	3,555	2,049
Net interest income after provision for
loan losses	8,438	11,777
Other operating income
Service charges	1,118	1,315
Trust department	986	830
Total other-than-temporary security impairment losses	(11,217)	(3,342)
Less: Portion of loss recognized in other
comprehensive income (before taxes)	3,703	2,592
Net securities impairment losses recognized in earnings	(7,514)	(750)
Net gains (losses) – trading securities	1	(367)
Net (losses) gains – available-for-sale securities	(1,992)	42
Insurance commissions	623	723
Debit card income	363	325
Bank owned life insurance	250	137
Other	243	335
Total other operating income	(5,922)	2,590
Other operating expenses
Salaries and employee benefits	5,596	5,899
FDIC Premiums	876	237
Equipment	830	805
Occupancy	736	710
Data processing	749	536
Other	2,455	2,799
Total other operating expenses	11,242	10,986
(Loss)/Income before income taxes	(8,726)	3,381
Applicable income tax (benefit) expense	(3,615)	1,002
Net (Loss)/Income	(5,111)	2,379
Preferred stock dividends and discount accretion	(390)	(259)
Net (Loss) Attributable to/Income Available to
Common Shareholders	$(5,501)	$2,120
Basic net (loss)/income per common share	$(.90)	$.35
Diluted net (loss)/income per common share	$(.90)	$.35
Dividends declared per common share	$.01	$.20
Weighted average number of common shares outstanding	6,144	6,101
Weighted average number of diluted shares outstanding	6,144	6,119
See accompanying notes to the consolidated financial statements.

FIRSTUNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2009	$-	$61	$20,520	$93,092	$(40,983)	$72,690

Comprehensive income:
Net loss for the year				(11,324)		(11,324)
Unrealized gain on securities available-for- sale, net of reclassifications and income taxes of $8,407					12,422	12,422
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,311					1,938	1,938
Unrealized loss on derivatives, net of income taxes of $24 Comprehensive income					(36)	(36)
						3,000
Issuance of 43,680 shares of common stock under dividend reinvestment plan			488			488
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP- 30,000 shares	29,687					29,687
Preferred stock discount accretion	52			(52)		-
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(1,186)		(1,186)
Common stock dividends declared - $.70 per share				(4,410)		(4,410)

Balance at December 31, 2009	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive income:
Net loss for the quarter				(5,111)		(5,111)
Unrealized gain on securities available- for-sale, net of reclassifications and income taxes of $3,866					5,713	5,713
Unrealized loss on derivatives,
net of income taxes of $111					(163)	(163)
Comprehensive income						439
Stock based compensation			33			33
Preferred stock discount accretion	15			(15)		-
Preferred stock dividends				(375)		(375)
Common stock dividends declared - $.01 per share				(62)		(62)

Balance at March 31, 2010	$29,754	$61	$21,338	$70,557	$(21,109)	$100,601

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
	Three Months Ended March 31,
	2010	2009
Operating activities	(Unaudited)
Net (loss)/income	$(5,111)	$2,379
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Provision for loan losses	3,555	2,049
Depreciation	649	677
Stock compensation	33	49
Amortization of intangible assets	209	209
Loss on sales of foreclosed real estate	97	78
Net amortization of investment securities discounts and premiums	40	32
Other-than-temporary-impairment loss on securities	7,514	750
Proceeds from sales of investment securities trading	1	-
(Gain)/loss on trading securities	(1)	367
Loss/(gain) on investment securities- available for sale	1,992	(42)
(Increase)/decrease in accrued interest receivable and other Assets	(2,426)	1,853
Deferred tax benefit	(1,670)	(49)
Increase/(decrease) in accrued interest payable andother liabilities	518	(230)
Earnings on bank owned life insurance	(250)	(137)
Net cash provided by operating activities	5,150	7,985

Investing activities
Proceeds from maturities of investment securities available-for-sale	29,356	31,018
Proceeds from sales of investment securities available-for-sale	2,268	18,891
Purchases of investment securities available-for-sale	(33,748)	(42,789)
Proceeds from sales of foreclosed real estate	362	264
Net decrease in loans	16,435	8,229
Net decrease in FHLB stock	-	70
Purchases of premises and equipment	(160)	(844)
Net cash provided by investing activities	14,513	14,839

Financing activities
Net increase in deposits	52,998	626
Net decrease in short-term borrowings	(5,815)	(8,165)
Proceeds from long-term borrowings	3,609	-
Payments on long-term borrowings	(10,263)	(263)
Proceeds from issuance of preferred stock and warrants	-	30,000
Cash dividends paid on common stock	(614)	(1,221)
Proceeds from issuance of common stock	-	125
Preferred stock dividends paid	(375)	-
Net cash provided by financing activities	39,540	21,102
Increase in cash and cash equivalents	59,203	43,926
Cash and cash equivalents at beginning of the year	189,671	19,305
Cash and cash equivalents at end of period	$248,874	$62,231

Supplemental information
Interest paid	$7,896	$9,453
Non-cash investing activities:
Transfers from loans to foreclosed real estate	$3,119	$431
Transfers from available-for-sale securities to trading	$117,078	-

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2010

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries (the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no impact on net income/(loss) or equity.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

Note B – Earnings per Common Share

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

The following table sets forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2010 and 2009 (in thousands, except for per share amounts):

	For the three months ended
	March 31, 2010			March 31, 2009
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net (loss)/income	$(5,111)			$2,379
Accumulated preferred stock dividends	(375)			(250)
Discount accretion on preferred stock	(15)			(9)
Net (loss) attributable to/income available to common shareholders	$(5,501)	6,144	$(.90)	$2,120	6,101	$.35

Diluted Earnings Per Share:
Net (loss) attributable to/income available to common shareholders	$(5,501)	6,144	$(.90)	$2,120	6,101	$.35
Non-vested employee stock award					18
Diluted net (loss) attributable to/income available to common shareholders	$(5,501)	6,144	$(.90)	$2,120	6,119	$.35

Note C – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

During the quarter ended March 31, 2010, the Corporation embarked on a restructuring of its available-for-sale investment portfolio with goals of reducing sensitivity to future increases in interest rates and reducing future negative credit exposure.  As part of this restructuring, six securities totaling $20.0 million from the available-for-sale collateralized mortgage obligation portfolio were transferred to the trading portfolio, and previously unrealized losses of $5.1 million were recognized in earnings at the time of transfer.  Further, 18 securities totaling $89.5 million from the available-for-sale U.S. government agency and residential mortgage-backed agency portfolios and 16 securities totaling $7.5 million from the available-for-sale municipal security portfolio were transferred to the trading portfolio, and previously unrealized gains of $2.9 million were recognized in earnings at the time of transfer.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale at March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
March 31, 2010
U.S. government agencies	$22,222	$154	$16	$22,360	$-
Residential mortgage-backed agencies	23,587	1,429	2	25,014	-
Collateralized mortgage obligations	13,764	-	941	12,823	-
Obligations of states and political subdivisions	87,740	2,571	367	89,944	-
Collateralized debt obligations	36,790	-	28,069	8,721	19,404

Totals	$184,103	$4,154	$29,395	$158,862	$19,404
December 31, 2009
U.S. government agencies	$68,487	$274	$498	$68,263	$-
Residential mortgage-backed agencies	59,640	2,946	13	62,573	-
Collateralized mortgage obligations	40,809	-	7,612	33,197	1,574
Obligations of states and political subdivisions	95,190	2,501	388	97,303	-
Collateralized debt obligations	44,478	-	32,030	12,448	14,127

Totals	$308,604	$5,721	$40,541	$273,784	$15,701

The following table summarizes the activity from sales and transfers of securities for the quarters ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	March 31, 2009
Sales of available-for –sale securities:
Proceeds	$2,268	$18,891

Realized gains	$262	$42
Realized losses	-	-
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	2,852	-
Losses recognized in earnings	(5,106)	---
Net gain (loss) recognized on available-for sale securities	(1,992)	42

Trading securities:
Gross gains on sales	1	-
Gross losses on sales	-	-
Net gain recognized on sales	1	-
Unrealized loss recognized on trading securities still held	-	(367)
Net gain (loss) on trading securities	1	(367)
Net loss on securities activities	$(1,991)	$(325)

Gains and losses on the sale of securities are recorded using the specific identification method.

The following table shows the Corporation’s available-for-sale securities with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$5,003	$16	$-	$-
Residential mortgage-backed agencies	475	2	-	-
Collateralized mortgage obligations	-	-	12,823	941
Obligations of states and political subdivisions	10,881	112	8,085	255
Collateralized debt obligations	-	-	8,721	28,069
	$16,359	$130	$29,629	$29,265

	December 31, 2009
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$36,090	$371	$14,873	$127
Residential mortgage-backed agencies	589	13	-	-
Collateralized mortgage obligations	-	-	33,197	7,612
Obligations of states and political subdivisions	12,154	123	8,075	265
Collateralized debt obligations	-	-	12,448	32,030
	$48,833	$507	$68,593	$40,034

Management systematically evaluates securities for impairment on a quarterly basis.  Management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation portfolio consisting of pooled trust preferred securities. In previous periods management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the valuations between December 31, 2009 and March 31, 2010.

U.S. Government Agencies – One security has been in a small unrealized loss position for one month.  This unrealized loss is attributable to movement in interest rates compared to the premium paid at the time of purchase for call features associated with the security.   The security is of the highest investment grade and the Corporation does not intend to sell this investment and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity.  Therefore, no other-than-temporary impairment exists at March 31, 2010.

Residential Mortgage-Backed Agencies - Two residential mortgage-backed agencies have been in a small unrealized loss position for less than 12 months at March 31, 2010.  The securities are of the highest investment grade and the Corporation does not intend to sell them and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost bases, which may be at maturity. Therefore, no other-than-temporary impairment exists at March 31, 2010.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of three securities at March 31, 2010, has been in an unrealized loss position for 12 months or more.  These securities are private label residential mortgage-backed securities and are reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that each security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  At the time of purchase, these securities were of the highest investment grade and were purchased all of these securities at a discount relative to their face amounts.  As of March 31, 2010, two remain at investment grade and one has been downgraded to one level below investment grade. All of these securities continue to perform as expected at the time of purchase.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were in an unrealized loss position of $367,000 at March 31, 2010.  Ten securities have had a fair value less than amortized cost for over 12 months and 17 securities have been in an unrealized loss position for less than 12 months.  All of these investments are of investment grade as determined by the major rating agencies.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Collateralized Debt Obligations - The $28.1 million in unrealized losses greater than 12 months at March 31, 2010 relates to 18 pooled trust preferred securities that comprise the collateralized debt obligation (“CDO”)  portfolio.  See Note F for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were six securities that had credit-related other-than temporary impairment (“OTTI”) for the first time during the quarter, while six other securities had add additional credit-related OTTI during the quarter and one security with previously recorded OTTI had no further impairment.  As a result of this assessment, the Corporation recorded a $7.5 million credit-related OTTI loss on these securities as of March 31, 2010.  The unrealized losses on the remaining five securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following table presents a cumulative roll-forward of the amount of other-than-temporary impairment (“OTTI”) related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold (in thousands):

	March 31, 2010	March 31, 2009
Balance of credit-related OTTI at beginning of period	$10,765	$2,724
Additions for credit-related OTTI not previously recognized	1,402	750
Additional increases for credit-related OTTI previously
recognized when there is no intent to sell and no
requirement to sell before recovery of amortized cost basis	6,112	-
Decreases for previously recognized credit-related OTTI
because there is current intent to sell	(4,369)	(2,724)

Balance of credit-related OTTI at end of period	$13,910	$750

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2010 are shown in the following table (in thousands).  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010		December 31, 2009
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	7,699	8,188	14,095	14,294
Due after five years through ten years	19,284	19,645	26,687	27,367
Due after ten years	119,769	93,192	167,373	136,353
	146,752	121,025	208,155	178,014
Residential mortgage-backed agencies	23,587	25,014	59,640	62,573
Collateralized mortgage obligations	13,764	12,823	40,809	33,197
	$184,103	$158,862	$308,604	$273,784

Note D – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	March 31, 2010	December 31, 2009

Cash and due from banks, weighted average interest rate of .10% (at March 31, 2010)	$199,596	$139,169

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of March 31, 2010 and December 31, 2009, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta and First Tennessee Bank (“FTN”).

	March 31, 2010	December 31, 2009

FHLB daily investments, interest rate of 0.01% (at March 31, 2010)	$48,437	$49,727
FTN daily investments, interest rate of 0.16% (at March 31, 2010)	700	700
FTN Fed Funds sold, interest rate of 0.25% (at March 31, 2010)	141	75

Note E - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta and Atlantic Central Bankers Bank, is carried at cost and is considered a long-term investment.

A dividend of $9,400 was posted during the first quarter of 2010 relating to the fourth quarter of 2009.   The Corporation did not accrue any dividends for the first quarter of 2010.

Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2010.

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

The Corporation believes that its valuation techniques are appropriate and consistent with other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of March 31, 2010.

Investments held for trading – The fair value of investments held for trading is determined using a market approach and are classified as Level 2 within the valuation hierarchy.  As of March 31, 2010, trading securities include U.S. Government Agencies and residential mortgage-backed securities, private label residential mortgage-backed securities and municipal bonds.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

Investments available for sale – The fair value of investments available-for-sale is determined using a market approach.  As of March 31, 2010, the U.S. Government agencies and residential mortgage-backed securities, private label residential mortgage-backed securities and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2010, the Bank owned 18 pooled trust preferred securities with an amortized cost of $36.8 million and a fair value of $8.7 million. The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that 1) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2010, 2) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and 3) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of other than temporary impairment as well as the fair value determinations for its collateralized debt obligation portfolio. In previous periods management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management believes the change will provide a more consistent approach going forward and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and March 31, 2010.

The approach of the third party utilized in the first quarter of 2010 to determine fair value involved several steps; including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently the only active and liquid trading market that exists is for stand-alone trust preferred securities; therefore adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Previously, the Corporation obtained fair values for these securities from Moody’s Analytics and from S&P.  Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models, inquiries of trading firms who are prominent in the trust preferred securities market, actual market activity, clearing levels where bonds are likely to trade, current market sentiment and other analytical tools were utilized by the third-parties in determining individual security valuations in accordance with proper accounting guidance.

In determining the fair values of the CDOs with no intent to sell at December 31, 2009, Moody’s Analytics utilized an income valuation approach (present value technique) which maximizes the use of observable inputs and minimizes the use of unobservable inputs.  This approach is more indicative of fair value than the market approach that has been used historically, and involves several steps.  The credit quality of the collateral was estimated using the average probability of default values for each underlying issuer, adjusted for credit ratings.  The default probabilities also considered the potential for correlation among issuers within the same industry, such as banks with other banks.  The loss given default was assumed to be 95%, allowing for a 5% recovery of collateral.  Management elected to utilize the option assuming that there were no defaults or deferrals for a two-year time period for those banks who have publicly announced participation in the Treasury’s Capital Purchase Program (the “CPP”). The cash flows for the securities were forecast for the underlying collateral and applied to each tranche in the structure to determine the resulting distribution among the securities.  These expected cash flows were then discounted to calculate the present value of the security.  The effective discount rate utilized by Moody’s Analytics for the various securities in the present value calculation was the three-month LIBOR plus 200 basis points (a risk free rate plus a premium for illiquidity).  The resulting prices are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions.   Moody’s Analytics modeled the calculations in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.

S&P is another independent third party whose pricing methodology is based upon inquiries of trading firms who are prominent in the trust preferred market.  Information such as actual market activity, clearing levels where bonds are likely to trade and current market sentiment are considered in valuations.  S&P structures their approach to pricing on the premise that the market now trades on dollar price versus yield or discount margin.  This pricing methodology is more market driven, considering distressed sales, and is more indicative of the pricing likely to be achieved should the securities be sold in the short term. Management utilized this approach in determining the fair values of the CDOs for which the Corporation had intent to sell at December 31, 2009.  These securities were sold in the first quarter of 2010.

Derivative Financial Instruments – The Corporation’s open derivative positions are interest rate swaps that are classified as Level 3 within the valuation hierarchy. Open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management.   The Corporation has considered counterparty credit risk in the valuation of its interest rate swap assets.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at March 31, 2010 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 03/31/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities – trading:
U.S. government agencies	$56,538		$56,538
Residential mortgage-backed agencies	$32,973		$32,973
Collateralized mortgage obligations	$20,067		$20,067
Obligations of states and political subdivisions	$7,500		$7,500
Investment securities available-for-sale:
U.S. government agencies	$22,360		$22,360
Residential mortgage-backed agencies	$25,014		$25,014
Collateralized mortgage obligations	$12,823		$12,823
Obligations of states and political subdivisions	$89,944		$89,944
Collateralized debt obligations	$8,721			$8,721
Financial Derivative	$(334)			$(334)
Non-recurring:
Impaired loans¹	$14,402			$14,402
Foreclosed real estate	$403			$403
¹ The impaired loans fair value consists of impaired loans net of the $6,955 valuation allowance.

		Fair Value Measurements at December 31, 2009 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities- trading	$-
Investment securities available-for-sale:
U.S. government agencies	$68,263		$68,263
Residential mortgage-backed agencies	$62,573		$62,573
Collateralized mortgage obligations	$33,197		$33,197
Obligations of states and political Subdivisions	$97,303		$97,303
Collateralized debt obligations	$12,448			$12,448
Financial Derivative	$(60)			$(60)
Non-recurring:
Impaired loans¹	$21,053			$21,053
Foreclosed real estate	$40			$40
¹ The impaired loans fair value consists of impaired loans net of the $7,624 valuation allowance.

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2010 or March 31, 2009.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$-	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(7,514)	1	-
Included in other comprehensive loss	3,989	-	(274)

Purchases, issuances, and settlements
Transfers from Available for Sale to Trading	-	-	-
Transfers in and/or out of Level 3	-	-	-
Sales	(202)	(1)	-
Ending balance March 31, 2010	$8,721	$-	$(334)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(7,514)	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2009	$24,266	$-	$-
Total gains/(losses) realized/unrealized:
Included in earnings (or changes in net assets)	(26,522)	(443)	-
Included in other comprehensive loss	15,147	-	-

Purchases, issuances, and settlements	-	-	(60)
Transfers from Available for Sale to Trading	(443)	443	-
Transfers in and/or out of Level 3	-	-	-
Sales	-	-	-
Ending balance December 31, 2009	$12,448	$-	$(60)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(26,522)	$(443)	$-

Gains and losses (realized and unrealized) included in earnings for the periods above are reported in the Consolidated Statements of Operations in Other Operating Income.

The fair values disclosed may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies.  The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could significantly impact the derived estimates of fair value.  Disclosure of non financial assets such as buildings as well as certain financial instruments such as leases is not required.  Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

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

Restricted Bank stock:  The carrying value of stock issued by the FHLB of Atlanta and Atlantic Central Bankers Bank approximates fair value based on the redemption provisions of the stock.

Loans (excluding impaired loans with specific loss allowances):  For variable rate loans and leases that reprice frequently or “in one year or less,” and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans and leases and loans and leases that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$199,596	$199,596	$139,169	$139,169
Interest bearing deposits in banks	49,278	49,278	50,502	50,502
Investment securities (AFS and trading)	275,940	275,940	273,784	273,784
Restricted Bank stock	13,861	13,861	13,861	13,861
Loans, net	1,078,685	1,060,487	1,101,794	1,093,241
Accrued interest receivable	6,251	6,251	6,103	6,103

Financial Liabilities:
Deposits	1,357,164	1,306,330	1,304,166	1,251,465
Borrowed funds	305,638	313,093	318,107	325,090
Accrued interest payable	2,493	2,493	2,861	2,861
Financial derivative	334	334	60	60
Off balance sheet financial instruments	-	-	-	-

Note G – Comprehensive Income/(Loss)

Unrealized gains and losses on investment securities available-for-sale and on pension obligations are included in accumulated other comprehensive loss.  Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains (losses) on investment securities available-for-sale and pension obligations. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $0.4 million and ($4.5) million for the three months ended March 31, 2010 and 2009, respectively.

The following tables present the accumulated other comprehensive loss for the 12 months ended December 31, 2009 and the three months ended March 31, 2010 and the components included:

	Investment securities with OTTI	Investment securities – all other	Cash Flow Hedges	Pension Plan	SERP	Total

Accumulated OCI, net:
Balance – December 31, 2008	$-	$(33,190)	$-	$(7,386)	$(407)	$(40,983)

Net gain/(loss) during period	(9,364)	21,786	(36)	2,335	(397)	14,324
Balance – December 31, 2009	(9,364)	(11,404)	(36)	(5,051)	(804)	(26,659)

Net gain/(loss) during period	(2,208)	7,921	(163)	-	-	5,550
Balance – March 31, 2010	$(11,572)	$(3,483)	$(199)	$(5,051)	$(804)	$(21,109)

Components of OCI
	Pre-Tax	Taxes	Net
Year ended December 31, 2009:
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(42,394)	$17,110	$(25,284)
Less: OTTI charges recognized in income	(26,693)	10,773	(15,920)
Net unrealized losses on investments with OTTI	(15,701)	6,337	(9,364)
Available for sale securities – all other:
Unrealized holding losses during the period	(5,733)	2,313	(3,420)
Less: reclassification adjustment for gains recognized in income	131	(53)	78
Less: securities with OTTI charges during the period	(42,394)	17,110	(25,284)
Net unrealized gains on all other AFS securities	36,530	(14,744)	21,786
Net unrealized gains on AFS investment securities	20,829	(8,407)	12,422
Unrealized losses on cash flow hedges	(60)	24	(36)
Defined benefit plans liability adjustment	3,249	(1,311)	1,938
	$24,018	$(9,694)	$14,324
Quarter ended March 31, 2010:
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(11,217)	$4,528	$(6,689)
Less: OTTI charges recognized in income	(7,514)	3,033	(4,481)
Net unrealized losses on investments with OTTI	(3,703)	1,495	(2,208)
Available for sale securities – all other:
Unrealized holding gains during the period	73	(29)	44
Less: reclassification adjustment for losses recognized in income	(1,992)	804	(1,188)
Less: securities with OTTI charges during the period	(11,217)	4,528	(6,689)
Net unrealized gains on all other AFS securities	13,282	(5,361)	7,921
Net unrealized gains on AFS investment securities	9,579	(3,866)	5,713

Unrealized losses on cash flow hedges	(274)	111	(163)
Defined benefit plans liability adjustment	-	-	-
	$9,305	$(3,755)	$5,550

Note H – Junior Subordinated Debentures

In March 2004, First United Corporation’s two Connecticut statutory trusts, First United Statutory Trust I and First United Statutory Trust II, issued preferred securities with an aggregate liquidation amount of $30.9 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation.  These trusts used the proceeds of these offerings to purchase an equal amount of junior subordinated debentures of First United Corporation, as follows:

$20.6 million—floating rate payable quarterly based on floating rate based on three-month LIBOR plus 275 basis points (3.00% at March 31, 2010), maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.00% at March 31, 2010) maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

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

In December 2009, First United Corporation’s Delaware statutory trust, First United Statutory Trust III (“Trust III”),  issued 9.875% fixed-rate preferred securities with an aggregate liquidation amount of approximately $7.2 million to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of approximately $.2 million.  Trust III used the proceeds of the offering to purchase approximately $7.2 million of 9.875% fixed-rate junior subordinated debentures of First United Corporation.  Interest on the debentures is payable quarterly, and the debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

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

The debentures issued to the foregoing trusts represent the sole assets of those trusts, and payments of the debentures by First United Corporation are the only sources of cash flow for the trusts.  First United Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred.  Should this occur, First United Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.  As of March 31, 2010, First United Corporation has not deferred any payments.

Note I – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	March 31, 2010	December 31, 2009
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 0.66%.	41,748	47,563
	$41,748	$47,563

At March 31, 2010, the repurchase agreements were secured by $42.0 million in available for sale agency securities.

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

FHLB advances, bearing interest at rates ranging from 2.46% to 4.98% at March 31, 2010	$217,160	$227,423
Junior subordinated debt, bearing interest at rates ranging from 2.11% to 9.88% at March 31, 2010	46,730	43,121
	$263,890	$270,544

At March 31, 2010, the long-term FHLB advances are secured by $138.8 million in loans, $46.0 million in cash, and $33.9 million in securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	March 31 December 31
	2010	2009

Due in 2010	$21,000	$31,000
Due in 2011	51,000	51,000
Due in 2012	44,000	44,250
Due in 2013	-	-
Due in 2014	5,000	-
Thereafter	142,890	144,294
Total long-term debt	$263,890	$270,544

Note J - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”):

Pension	For the three months ended March 31
(In thousands)	2010	2009
Service cost	$-	$202
Interest cost	325	304
Expected return on plan assets	(510)	(425)
Amortization of transition asset	(10)	(10)
Recognized net actuarial loss	90	155
Amortization of prior service cost	2	3
Net pension expense included in employee benefits	$(103)	$229

SERP	For the three months ended March 31
(In thousands)	2010	2009
Service cost	$44	$33
Interest cost	67	57
Amortization of recognized loss	15	-
Amortization of prior service cost	32	32
Net pension expense included in employee benefits	$158	$122

In March 2010, the Corporation notified participants of the pension plan that it will not recognize Years of Service credited after April 30, 2010 and will not accept new entrants to the plan effective April 30, 2010.

The Corporation does not intend to contribute to the pension plan in 2010 based upon its fully funded status and an evaluation of the future benefits provided under the pension plan.  The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

Note K - Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors totaling up to 185,000 shares.

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of First United Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  There were no grants of restricted stock outstanding at March 31, 2010.

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

The federal American Recovery and Reinvestment Act (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in the CPP.  The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the CPP assistance is repaid, but certain types of compensation are grandfathered.

Share-based compensation expense for the three months ended March 31, 2010 was $32,500, which represents stock-based awards that will be made to directors of First United Corporation in May 2010.

Note L – Letters of Credit and Off Balance Sheet Liabilities

The Bank does not issue any guarantees that would require liability recognition or disclosure other than its standby letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $2.6 million of outstanding standby letters of credit at March 31, 2010 and $2.9 million at December 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2010 and December 31, 2009 is material.

Note M – Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At March 31, 2010, the fair value of the interest rate swap contracts was ($334) thousand and was reported in Other Liabilities on the Consolidated Statements of Financial Condition.  Cash in the amount of $700,000 is posted as collateral as of March 31, 2010.

For the three months ended March 31, 2010, the Corporation recorded a decrease in the value of the derivatives of $274 thousand and the related deferred tax benefit of $111 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the three months ending March 31, 2010.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next twelve months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2010.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three months ended March 31, 2010.

Derivatives in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts	$(163)	$-	$-

(a)	Reported as interest expense
(b)	Reported as other income

Note N – Variable Interest Entities

 In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”); a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The partnership will be financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership will use the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total projected cost of $10.6 million.  The total assets of the Partnership are approximately $2.8 million at March 31, 2010 and $ 2.0 million at December 31, 2009.

On March 31, 2010 the Bank had made contributions totaling $0.9 million with the remainder to be paid in to the partnership over the balance of 2010.  Once the project is complete, estimated to be in December 2010, and certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period.  The Bank will also receive the benefit of tax operating losses from the partnership to the extent of its capital contribution. The partnership investment assists the Bank in achieving its community reinvestment initiatives.

Because the Partnership is considered to be a variable interest entity (“VIE”), management performed an analysis to determine whether its involvement with the Partnership would lead it to determine that it must consolidate the Partnership.  In performing its analysis, management evaluated the risks creating the variability in the Partnership and identified which activities most significantly impact the VIE’s economic performance.  Finally, it examined each of the variable interest holders to determine which, if any, of the holders was the primary beneficiary based on their power to direct the most significant activities and their obligation to absorb potentially significant losses of the Partnership.

The Bank, as a limited partner, has no voting rights. The Bank is not in any way involved in the daily management of the Partnership and has no other rights that provide it with the power to direct the activities that most significantly impact the Partnership’s economic performance, which are to develop and operate the housing project in such a manner that complies with specific tax credit guidelines.  As a limited partner, there is no recourse to the Bank by the creditors of the Partnership.  The tax credits that result from the Bank’s investment in the Partnership are generally subject to recapture should the partnership fail to comply with the applicable government regulations.  The Bank has not provided any financial or other support to the Partnership beyond its required capital contributions and does not anticipate providing such support in the future. Management currently believes that no material losses are probable as a result of the Bank’s investment in the Partnership.

On the basis of management’s analysis, the general partner is deemed to be the primary beneficiary of the Partnership. Because the Bank is not the primary beneficiary, the Partnership has not been included in the Corporation’s consolidated financial statements.

At March 31, 2010 and December 31, 2009, the Corporation included the unfunded commitment in “Other Liabilities” and its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition.  The following table presents details of the Bank’s involvement with the Partnership for the periods indicated (dollars in thousands):

Investment in LIHTC Partnership	March 31, 2010	December 31, 2009
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,050	$6,050
Unfunded commitment (Other Liabilities)	$5,169	$5,498

Maximum exposure to loss	$6,050	$6,050

Note O – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In January 2010, the FASB amended fair value measurement and disclosure guidance in Accounting Standards Update (“ASU”) No. 2010-6 to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (i) fair value measurement disclosures should be disaggregated for each class of asset and liability and (ii) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The Corporation has implemented this guidance which became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not impact the Corporation’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified in December 2009 as ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, ASU 2009-16 amends the guidance found in ASC Topic 860, Transfers and Servicing, by removing the concept of a qualifying special-purpose entity and by modifying the financial-components approach used in Topic 860. The Corporation adopted the amended guidance which became effective for fiscal years beginning after November 15, 2009.  The adoption of ASU 2009-16 did not have any impact on its financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  This statement amends guidance found in ASC Topic 810, Consolidation, that required an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a VIE.  Under ASU 2009-17, the primary beneficiary of a VIE is the enterprise that has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  ASU 2009-17 also amends Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The amended guidance became effective for fiscal years beginning after November 15, 2009.

Management evaluated whether the accounting for the VIEs that existed at December 31, 2009 would change as a result of the transition to the new standard effective January 1, 2010.  Management’s review concluded that the existing VIEs, which were determined to not require consolidation under the old standard, would continue to not require consolidation under the new standard.  Management determined that the accounting treatment for the subordinated debentures issued by the Trusts described in Note H continues to be appropriate because the Corporation’s equity is not at risk. The treatment of the Corporation’s investment in a limited partnership is considered a VIE and is evaluated in Note N.

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

THE CORPORATION

The Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended.  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”), First United Statutory Trust I and First United Statutory Trust II, both Connecticut statutory business trusts (“Trust I” and “Trust II”, respectively), and First United Statutory Trust III, a Delaware statutory business trust  (“Trust III” and together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purpose of selling trust preferred securities.  The Bank has two wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; and OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); and owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  First United Insurance Agency, Inc., a subsidiary of OakFirst Loan Center, Inc., was merged into the Insurance Group effective June 30, 2009. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 33 automated teller machines.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the “SEC”.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, other-than-temporary impairment of investment securities and pension plan assumptions.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management described its critical accounting policies in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The following discussion updates a critical accounting policy that was contained in the Annual Report on Form 10-K to reflect recent changes in economic conditions.

Other-Than-Temporary Impairment of Investment Securities

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management systematically evaluates securities for impairment on a quarterly basis.  Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation portfolio consisting of pooled trust preferred securities. In previous periods management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management believes the change will provide a more consistent approach going forward and does not believe that there were any material differences in the valuations between December 31, 2009 and March 31, 2010.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2009.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2010 and 2009 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Three Months
	Ended March 31,
	2010	2009
Per Share Data
Basic net (loss)/income per common share	$(0.90)	$.35
Diluted net (loss)/income per common share	$(0.90)	$.35
Dividends Paid	$.10	$.20
Book Value	$11.54	$10.95
Significant Ratios
Return on Average Assets (a)	(1.19%)	.58%
Return on Average Equity (a)	(20.20%)	9.66%
Dividend Payout Ratio (b)	(12.01%)	51.23%
Average Equity to Average Assets	5.87%	6.00%

Note:	(a) Annualized
(b) Cash dividends paid on common stock as a percent of net income (loss)

RESULTS OF OPERATIONS

Overview

Consolidated net loss attributable to common shareholders for the three months ended March 31, 2010 was $5.5 million, compared to net income available to common shareholders of $2.1 million for the same period of 2009.  Basic and diluted loss per common share for the first three months of 2010 were $.90, compared to basic and diluted income per common share of $.35 for the same period of 2009.  The decrease in net income resulted primarily from $7.5 million of credit-related other-than-temporary impairment charges, $2.0 million of net securities losses, related to a restructuring of the investment portfolio, $1.5 million in increased loan loss provision expense and $.6 million of increased Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums.  Net interest income declined $1.8 million in the first three months of 2010 compared to the same period of 2009 resulting in a compressed net interest margin of 3.19% in the first three months of 2010 when compared to 3.83% in the first three months of 2009.  Interest income on our interest earning assets declined $2.9 million due to the increase in non-accrual loans throughout 2009, the lower interest rate environment and an increase in cash position as we elected not to reinvest cash from called investment securities.  The provision for loan losses was $3.6 million for the three months ended March 31, 2010, compared to $2.0 million for the same period of 2009.  The increased provision was necessary to provide specific allocations for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and due to increases in the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.  Interest expense on our interest-bearing liabilities decreased $1.0 million in spite of a $79 million increase in average deposits offset by a $16 million decrease in average debt.  The decline in expense was due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and retail and brokered certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.

Other operating income decreased $8.5 million during the first three months of 2010 when compared to the same period of 2009. This decrease is primarily attributable to the recognition of $7.5 million in credit-related other-than-temporary impairment charges and $2.0 million net losses realized on the restructuring of the investment portfolio.  Management also noted a slight decline of $.2 million in service charge income due to the decline in consumer spending and the resulting decrease in overdraft income.  Operating expenses increased $.2 million in the first three months of 2010 when compared to the same period of 2009.  This increase is due primarily to a $.6 million increase of FDIC premiums offset by declines in salaries and benefits and other expenses.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (FTE) basis to facilitate performance comparisons between taxable and tax-exempt assets.  Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2010 and 2009.

                                                                                    For the three months ended March 31,
	2010			2009

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Loans	$1,110,551	$15,868	5.79%	$1,129,772	$17,578	6.31%
Investment securities	283,100	4,074	5.84	339,319	5,332	6.37
Other interest earning assets	198,952	92	.19	51,527	(16)	(.13)
Total earning assets	$1,592,603	20,034	5.10%	$1,520,618	22,894	6.11%

Interest-bearing liabilities
Interest-bearing deposits	$1,214,657	4,615	1.54%	$1,136,001	5,549	2.01%
Short-term borrowings	40,460	66	.66	45,314	75	.67
Long-term borrowings	266,035	2,847	4.34	277,292	2,923	4.28
Total interest-bearing liabilities	$1,521,152	7,528	2.01%	$1,458,607	8,547	2.38%

Net interest income and spread		$12,506	3.09%		$14,347	3.73%

Net interest margin			3.19%			3.83%
Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis decreased $1.8 million during the first three months of 2010 over the same period in 2009 due to a $1.0 million (11.9%) decrease in interest expense, offset by a $2.9 million (12.5%) decrease in interest income.  The decrease in interest income resulted primarily from an increase in non-accrual assets and our desire to maintain higher cash levels.  A reversal of approximately $28,000 is reflected in the “Other interest earning assets” line item for March 31, 2009 due to the accrual of stock dividends issued by the Federal Home Loan Bank (“FHLB”) of Atlanta for the fourth quarter of 2008,  which was not paid. The decreases in interest rates throughout 2009 and the increase in non-accruing assets during 2009 contributed to the decrease in the average rate on our average earning assets of 101 basis points, from 6.11% for the first three months of 2009 to 5.10% for the first three months of 2010 (on a fully tax equivalent basis).

Interest expense decreased during the first three months of 2010 when compared to the same period of 2009 due to a reduction in interest rates on interest-bearing liabilities.  Average interest-bearing liabilities increased in the first three months of 2010 by $62.5 million when compared to the same time period for 2009, with interest-bearing deposits increasing by approximately $78.7 million.  The effect of the decreasing rate environment throughout 2009, our decision to only increase special rates for full relationship customers and the short duration of our portfolio resulted in a 37 basis point decrease in the average rate paid on our average interest-bearing liabilities from 2.38% for the three months ended March 31, 2009 to 2.01% for the same period of 2010.

The net result of the aforementioned factors was a 64 basis point decrease in the net interest margin during the first three months of 2010 to 3.19% from 3.83% for the same time period of 2009.

Provision for Loan Losses

The provision for loan losses was $3.6 million for the first three months of 2010, compared to $2.0 million for the same period of 2009.  The increase in the provision was in response to the increase in net charge-offs, specific allocations for impaired loans (primarily acquisition and development loans) where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and increases in the qualitative factors discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”.  Additional information regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses is provided below under that same heading.

Other Operating Income

Other operating income decreased $8.5 million during the first three months of 2010 when compared to the same period of 2009. The decrease is primarily attributable to the recognition of $7.5 million in other-than-temporary impairment charges and a net loss of $2.0 million from an investment portfolio restructuring.  The following table shows the major components of other operating income for the three months ended March 31, 2010 and 2009, exclusive of securities losses:

	Income as % of Total Other Operating Income
	Three Months ended
	March 31, 2010	March 31, 2009
Service charges	31%	36%
Trust department	28%	22%
Insurance commissions	17%	20%
Debit card	10%	9%
Bank owned life insurance (BOLI)	7%	4%
Other income	7%	9%
	100%	100%

Other Operating Expenses

Other operating expenses increased slightly $.2 million (2%) for the first three months of 2010 when compared to the first three months of 2009.  The increase was due to an increase of $.6 million in FDIC premiums offset by a decrease in salaries and benefits and other miscellaneous expenses.  The composition of operating expense is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	Three Months ended
	March 31, 2010	March 31, 2009
Salaries and employee benefits	50%	54%
FDIC premiums	8%	2%
Occupancy, equipment and data processing	20%	19%
Other	22%	25%
	100%	100%

Applicable Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in ASC Topic, Income Taxes, in Section 740-270-30.  This guidance provides that at the end of each interim period the company should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined should be used in providing for income taxes on a current year-to-date basis.  The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives.  However, in arriving at this effective tax rate no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.

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

•	The other-than-temporary impairment is reported as a separate line in the Consolidated Statements of Operations.

The effective tax benefit rate for the first three months of 2010 was 61%, compared to an effective tax rate of 33% for the first three months of 2009.  The effective tax benefit rate for the year-ended December 31, 2009 was 43%.  The decrease thus far in 2010 when compared to the same time period in 2009 is primarily attributable to the other-than-temporary impairment charge of $7.5 million recognized in the first quarter.  The year-to-date loss coupled with forecasted favorable, permanent book to tax adjustments results in an income tax benefit for the Corporation resulting in the 61% effective tax benefit rate.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.8 billion at March 31, 2010, an increase of $40.5 million since December 31, 2009.  During this time period, gross loans decreased $21.3 million, cash and interest-bearing deposits in banks increased $59.2 million, deferred tax assets decreased $2.1 million and our investment portfolio increased $2.2 million.  The decrease in loans is due to increased repayment activity in our indirect portfolio as well as increased refinancings in the mortgage portfolio and weak demand from our consumer and commercial customers.  Cash and due from banks increased as management made the decision not to replace called investments and to maintain cash in order to increase our liquidity position.  Total liabilities increased by approximately $40.5 million during the first three months of 2010, reflecting increases in total deposits of $53.0 million offset by a $5.8 million decrease in short-term borrowings as a result of a decrease in our treasury management balances and a $6.7 million decrease in long-term borrowings due to repayment of a maturing FHLB advance.  The increase in deposits is due primarily to a $48 million increase in the accounts of a local municipality.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	March 31, 2010		December 31, 2009
Commercial	$595.7	54%	$604.5	54%
Residential – Mortgage	393.8	36	398.4	35
Installment	102.5	9	110.9	10
Residential – Construction	8.6	1	8.1	1
Total Loans	$1,100.6	100%	$1,121.9	100%

Comparing loans at March 31, 2010 to loans at December 31, 2009, our loan portfolio has decreased by $21.3 million (1.9%).  There was a decline in commercial loans ($8.8 million), residential mortgage and construction portfolio ($4.1 million) and in our installment portfolio ($8.4 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity as repayment activity exceeded new production.   The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans.  We are using secondary market outlets to satisfy these loan requests.  At March 31, 2010 and December 31, 2009, approximately 71% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Non-Accrual Loans	$45,447	$46,584
Accruing Loans Past Due 90 Days or More	447	1,770
Total	$45,894	$48,354
Total as percentage of total loans	4.17%	4.32%
Restructured Loans:
Performing	$14,757	$22,160
Non-accrual (included above)	13,303	13,321
Total Restructured	$28,060	$35,481

Other Real Estate Owned	$10,252	$7,591

Non-Accrual Type	March 31, 2010	December 31, 2009
Commercial	$40,130	$40,370
Residential – Mortgage	4,384	5,200
Installment	141	93
Residential – Construction	792	921

Total	$45,447	$46,584

Non-Accrual Loans as a % of Applicable Portfolio
	March 31, 2010	December 31, 2009
Commercial	6.7%	6.7%
Residential – Mortgage	1.1%	1.3%
Installment	.1%	.1%
Residential – Construction	9.2%	11.3%

Performing loans considered impaired loans, as defined and identified by management, amounted to $79.2 million at March 31, 2010 and $84.6 million at December 31, 2009.  Loans are identified as impaired when based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

As of March 31, 2010, we had $55.2 million in funded real estate acquisition and development loans throughout our market areas, compared to $58.1 million at December 31, 2009.  We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

The level of total restructured loans (“TDRs”) declined $7.4 million during the March 31, 2010 quarter, with five loans totaling $3.2 million added to TDR reporting and $10.6 million removed.  One $1.0 million non-accrual TDR was foreclosed on during the quarter. Loans that had been modified in 2009 at market rates, totaling $9.6 million, were removed from TDR reporting during the quarter because they had made at least six consecutive payments and were current at March 31, 2010. Approximately $40,000 of principal was received during the quarter on performing TDRs.

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

We use the methodology outlined in the FDIC Statement of Policy on Allowance for Loan Losses.  The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans.  The two pools are further segmented by loan type and by loan classification, including uncriticized (pass), other assets especially mentioned and substandard.  The uncriticized (pass) pools for commercial real estate and residential real estate are further segmented based upon the geographic locations of the underlying collateral. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate.  For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; and concentrations of credit in the determination of the general allowance.  The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources.  Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two.  The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues.  Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31 (dollars in thousands):

	2010	2009
Balance, January 1	$20,090	$14,347
Gross charge offs	(2,478)	(3,408)
Recoveries	719	297
Net credit losses	(1,759)	(3,111)
Provision for loan losses	3,555	2,049
Balance at end of period	$21,886	$13,285
Allowance for Loan Losses to loans outstanding (as %)	1.99%	1.18%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.64%	1.10%

The allowance for loan losses increased to $21.9 million at March 31, 2010, compared to $20.1 million at December 31, 2009.  The provision for loan losses was $3.6 million for the first three months of 2010, compared to $2.0 million for the same period of 2009.  The increase in the provision for loan losses in the first three months of 2010 when compared to the same period of 2009 was in response to the increase in net charge-offs and non-performing loans, the results of our quarterly review of the adequacy of the qualitative factors affecting the allowance, and specific allocations for impaired loans.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas in which we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analyses to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

Net charge-offs relating to the installment loan portfolio represent 12% of our total net charge-offs for the first three months of 2010.  Generally, installment loans are charged-off after they are 120 days contractually past due.  Loans past due 30 days or more were $3.0 million or 2.9% of the installment portfolio at March 31, 2010, compared to $4.2 million or 3.7% at December 31, 2009.

Management believes that the allowance for loan losses at March 31, 2010 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At March 31, 2010, the total cost basis of the available-for-sale investment portfolio was $184.1 million, compared to a fair value of $158.9 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	March 31,2010			December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$22,222	$22,360	14%	$68,487	$68,263	25%
Residential mortgage-backed agencies	23,587	25,014	16%	59,640	62,573	23%
Collateralized mortgage obligations	13,764	12,823	8%	40,809	33,197	12%
Obligations of states and political Subdivisions	87,740	89,944	57%	95,190	97,303	35%
Collateralized debt obligations	36,790	8,721	5%	44,478	12,448	5%
Total Investment Securities	$184,103	$158,862	100%	$308,604	$273,784	100%

Total investment securities have decreased $114.9 million since December 31, 2009.  During the quarter ended March 31, 2010, the Corporation embarked on a restructuring of its available-for-sale investment portfolio with goals of reducing sensitivity to future increases in interest rates and reducing future negative credit exposure.  As part of this restructuring, available for sale securities with an aggregate fair value of $117.1 million were transferred to the trading portfolio, comprised of $20.0 million from the collateralized mortgage obligations (“CMO”) portfolio, $89.6 million from the U.S. government agency and residential mortgage-backed agency portfolios, and $7.5 million from the municipal securities portfolio. Previously unrealized losses of $5.1 million and previously unrealized gains of $2.9 million were recognized in earnings at the time of transfer.  The bonds selected for transfer to trading and ultimate sale were chosen to maximize the following benefits: a reduction of extension and price risk in a rising interest rate environment; recognition of gains on callable agency securities and fixed rate mortgage-backed securities that will disappear with rising rates; and improvement in the credit quality of the portfolio through reduction of the CMO portfolio with most exposure to potential credit risk. Management anticipates that any replacement securities will be shorter term in nature, structured to take advantage of higher interest rates through incorporation of staggered cash flows, and collateral eligible, (providing additional liquidity to the portfolio).  As of April 30, 2010, 38% of the securities had been sold.

At March 31, 2010, the securities classified as available-for-sale included a net unrealized loss of $25.2 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.  This represents a $9.6 million improvement in the fair value of the portfolio, after consideration of the securities that were sold during the quarter and the recognition of further OTTI in the collateralized debt obligation (“CDO”) portfolio.

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

Approximately $150 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $2.8 million at March 31, 2010.  The remaining $8.7 million of the securities available-for-sale represents the entire CDO portfolio which was valued using significant unobservable inputs (Level 3 assets).  The $28.1 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the collateralized debt obligation portfolio. Unrealized losses of $19.4 million represent non-credit related other-than-temporary impairment on 13 of the securities, while $8.7 million of unrealized losses relates to five securities which have no credit related other-than-temporary-impairment.  The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of March 31, 2010.

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

The market for these securities at March 31, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (1) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2010, (2) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (3) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of other than temporary impairment as well as the fair value determinations for its collateralized debt obligation portfolio. In previous periods management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review assumptions and results and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and March 31, 2010.

The approach of the third party utilized in the first quarter of 2010 to determine fair value involved several steps; including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently the only active and liquid trading market that exists is for stand-alone trust preferred securities; therefore adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were six securities that had $1.4 million of credit-related other-than temporary impairment for the first time during the quarter, while six other securities had add an additional $6.1 million of credit-related other-than temporary impairment during the quarter and one security with previously recorded other-than temporary impairment had no further impairment.  As a result of this assessment, the Corporation recorded a $7.5 million other-than temporary impairment loss on these securities in earnings for the quarter ended March 31, 2010.

Management does not intend to sell these securities nor is it more likely than not that the Corporation will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of March 31, 2010, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$113.2	8%	$107.0	8%
Interest-bearing demand deposits	444.5	33	450.9	35
Savings deposits	28.8	2	28.8	2
Time deposits less than $100,000	291.9	22	293.5	22
Time deposits $100,000 or more	478.8	35	424.0	33
Total Deposits	$1,357.2	100%	$1,304.2	100%

Deposits increased $53.0 million during the first three months of 2010 when compared to deposits at December 31, 2009.  Interest-bearing demand deposits decreased $6.4 million, non-interest bearing demand deposits increased by $6.2 million.  Time deposits increased $53.2 million due primarily to a $48 million increase in the accounts of a local municipality.  These funds are short-term in nature with $23 million maturing in three months and $25 million maturing in one year.  We are shifting our focus to longer-term liabilities as we anticipate a rising interest rate environment in the future.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	March 31, 2010	December 31, 2009

Short-term borrowings	$-	$-
Securities sold under agreements to repurchase	41.7	47.6
Total short-term borrowings	$41.7	$47.6

FHLB advances	$217.2	$227.4
Junior subordinated debt	46.7	43.1
Total long-term borrowings	$263.9	$270.5

Total short-term borrowings decreased by approximately $5.9 million during the first three months of 2010 due to a reduction in repurchase agreements.  Long-term borrowings decreased during the first three months of 2010 by $6.6 million due to the repayment of one FHLB advance of $10 million and scheduled monthly amortization of long-term advances, offset by an increase of $3.6 million in subordinated debt due to the additional issuance of the trust preferred securities by Trust III and the underlying junior subordinated debentures by First United Corporation in January 2010.

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

In response to current economic conditions, management has performed an extensive review of the Bank’s liquidity position.  We have identified alternative methods to reduce the pledges on securities in our investment portfolio.  Throughout 2009 and into 2010, management made the decision not to reinvest called investments.  The growth in deposits and decreased loan demand has also attributed to our increased liquidity position.  In addition, the FDIC’s Temporary Liquidity Guaranty Program, which has been extended to December 31, 2010, has also allowed us to release investment collateral.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents the Corporation’s capital ratios at March 31, 2010:

		Required	Required
		For Capital	To Be
		Adequacy	Well
	Actual	Purposes	Capitalized

Total Capital (to risk-weighted assets)	11.68%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	9.35	4.00	6.00
Tier 1 Capital (to average assets)	7.81	3.00	5.00

At March 31, 2010, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.  Pursuant to the Treasury’s Capital Purchase Program, First United Corporation sold 30,000 shares of Series A Preferred Stock and a related warrant to purchase 326,323 shares of common stock at $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.

On February 17, 2010, First United Corporation paid a cash dividend on the Series A Preferred Stock in the amount of $375,000.  The first quarter dividend will be paid on May 17, 2010.

First United Corporation paid a cash dividend of $0.10 per common share on February 1, 2010.  On March 8, 2010, the Board of Directors declared another dividend of $0.01, to be paid on April 30, 2010 to shareholders of record as of April 14, 2010.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $89.3 million and $2.6 million, respectively, at March 31, 2010, compared to $87.3 million and $2.9 million, respectively, at December 31, 2009.  We are not a party to any other off-balance sheet arrangements.

See Note I to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk.  This market risk and our procedures are described in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity”.  Management believes that no material changes in our  procedures used to evaluate and mitigate these risks have occurred since December 31, 2009.   We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2010 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in our risk factors have occurred since December 31, 2009.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   (Removed and Reserved)

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

FIRST UNITED CORPORATION

Date: May 10, 2010	By:	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President

Date: May 10, 2010	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)