Form 10-Q
period 2010-06-30
FIRST UNITED CORP/MD/
filed 2010-08-06
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,158,650 shares of common stock, par value $.01 per share, as of July 31, 2010.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$237,363	$139,169
Interest bearing deposits in banks	78,869	50,502
Cash and cash equivalents	316,232	189,671
Investment securities - available-for-sale (at fair value)	231,193	273,784
Restricted investments in bank stock, at cost	13,920	13,861
Loans	1,082,214	1,121,884
Allowance for loan losses	(23,782)	(20,090)
Net loans	1,058,432	1,101,794
Premises and equipment, net	31,628	31,719
Goodwill and other intangible assets, net	15,014	15,241
Bank owned life insurance	29,885	29,386
Deferred tax assets	26,557	29,189
Accrued interest receivable and other assets	53,137	59,151

Total Assets	$1,775,998	$1,743,796

Liabilities and Shareholders' Equity
Liabilities:
Non-interest bearing deposits	$116,036	$106,976
Interest bearing deposits	1,257,686	1,197,190
Total deposits	1,373,722	1,304,166
Short-term borrowings	37,487	47,563
Long-term borrowings	243,627	270,544
Accrued interest payable and other liabilities	21,021	20,342
Dividends payable	63	615
Total Liabilities	1,675,920	1,643,230

Shareholders' Equity:
Preferred stock --no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on June 30, 2010 and December 31, 2009 (discount of $232 and $261, respectively)	29,768	29,739
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,159 shares at June 30, 2010 and 6,144 at December 31, 2009	62	61
Surplus	21,392	21,305
Retained earnings	69,190	76,120
Accumulated other comprehensive loss	(20,334)	(26,659)
Total Shareholders' Equity	100,078	100,566

Total Liabilities and Shareholders' Equity	$1,775,998	$1,743,796

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
Interest income	(Unaudited)
Interest and fees on loans	$31,361	$34,510
Interest on investment securities:
Taxable	4,403	7,275
Exempt from federal income tax	1,806	1,957
Total investment income	6,209	9,232
Other	224	4
Total interest income	37,794	43,746
Interest expense
Interest on deposits	9,222	10,550
Interest on short-term borrowings	139	155
Interest on long-term borrowings	5,603	5,852
Total interest expense	14,964	16,557
Net interest income	22,830	27,189
Provision for loan losses	7,186	3,920
Net interest income after provision for loan losses	15,644	23,269
Other operating income
Changes in fair value on impaired securities	(10,798)	(5,796)
Portion of loss recognized in other comprehensive income (before taxes)	2,733	3,615
Net securities impairment losses recognized in operations	(8,065)	(2,181)
Net losses – other	(2,709)	(404)
Total net losses	(10,774)	(2,585)
Service charges	2,330	2,703
Trust department	2,038	1,687
Insurance commissions	1,325	1,441
Debit card income	797	666
Bank owned life insurance	499	267
Other	453	839
Total other income	7,442	7,603
Total other operating (loss)/income	(3,332)	5,018
Other operating expenses
Salaries and employee benefits	10,937	11,847
FDIC premiums	2,074	1,750
Equipment	1,646	1,707
Occupancy	1,441	1,388
Data processing	1,304	1,163
Other	5,003	5,544
Total other operating expenses	22,405	23,399
(Loss)/Income before income taxes	(10,093)	4,888
Applicable income tax (benefit) expense	(4,066)	1,360
Net (Loss)/Income	(6,027)	3,528
Preferred stock dividends and discount accretion	(779)	(652)
Net (Loss) Attributable to/Income Available to Common Shareholders	$(6,806)	$2,876
Basic net (loss)/income per common share	$(1.11)	$.47
Diluted net (loss)/income per common share	$(1.11)	$.47
Dividends declared per common share	$.02	$.40
Weighted average number of common shares outstanding	6,149	6,108
Weighted average number of diluted shares outstanding	6,149	6,117

See accompanying notes to the consolidated financial statements.

  FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Three Months Ended June 30,
	2010	2009
Interest income	(Unaudited)
Interest and fees on loans	$15,507	$16,937
Interest on investment securities:
Taxable	1,760	3,416
Exempt from federal income tax	874	1,000
Total investment income	2,634	4,416
Other	132	20
Total interest income	18,273	21,373
Interest expense
Interest on deposits	4,607	5,001
Interest on short-term borrowings	73	80
Interest on long-term borrowings	2,756	2,929
Total interest expense	7,436	8,010
Net interest income	10,837	13,363
Provision for loan losses	3,631	1,871
Net interest income after provision for loan losses	7,206	11,492
Other operating income
Changes in fair value on impaired securities	419	(2,454)
Portion of (gains)/losses recognized in other comprehensive income (before taxes)	(970)	1,023
Net securities impairment losses recognized in operations	(551)	(1,431)
Net losses – other	(466)	(1)
Total net losses	(1,017)	(1,432)
Service charges	1,212	1,388
Trust department	1,052	857
Insurance commissions	702	718
Debit card income	434	341
Bank owned life insurance	249	130
Other	210	514
Total other income	3,859	3,948
Total other operating income	2,842	2,516
Other operating expenses
Salaries and employee benefits	5,341	5,948
FDIC premiums	1,198	1,513
Equipment	816	902
Occupancy	705	677
Data processing	555	628
Other	2,800	2,833
Total other operating expenses	11,415	12,501
(Loss)/Income before income taxes	(1,367)	1,507
Applicable income tax (benefit) expense	(451)	358
Net (Loss)/Income	(916)	1,149
Preferred stock dividends and discount accretion	(389)	(393)
Net (Loss) Attributable to/Income Available to Common Shareholders	$(1,305)	$756
Basic net (loss)/income per common share	$(.21)	$.12
Diluted net (loss)/income per common share	$(.21)	$.12
Dividends declared per common share	$.01	$.20
Weighted average number of common shares outstanding	6,154	6,116
Weighted average number of diluted shares outstanding	6,154	6,116

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(Dollars in thousands, except per share data)
	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2009	$-	$61	$20,520	$93,092	$(40,983)	$72,690

Comprehensive income:
Net loss for the year				(11,324)		(11,324)
Unrealized gain on securities available-for- sale, net of reclassifications and income taxes of $8,407					12,422	12,422
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,311					1,938	1,938
Unrealized loss on derivatives, net of income taxes of $24					(36)	(36)
Comprehensive income						3,000
Issuance of 43,680 shares of common stock under dividend reinvestment plan			488			488
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP- 30,000 shares	29,687					29,687
Preferred stock discount accretion	52			(52)		--
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(1,186)		(1,186)
Common stock dividends declared - $.70 per share				(4,410)		(4,410)

Balance at December 31, 2009	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive income:
Net loss for the year-to-date				(6,027)		(6,027)
Unrealized gain on securities available- for-sale, net of reclassifications and income taxes of $4,599					6,797	6,797
Unrealized loss on derivatives,
net of income taxes of $318					(472)	(472)
Comprehensive income						298
Issuance of 2,537 shares of common stock under dividend reinvestment plan		1	17			18
Stock based compensation			70			70
Preferred stock discount accretion	29			(29)		--
Preferred stock dividends				(750)		(750)
Common stock dividends declared - $.02 per share				(124)		(124)

Balance at June 30, 2010	$29,768	$62	$21,392	$69,190	$(20,334)	$100,078

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities	(Unaudited)
Net (loss)/income	$(6,027)	$3,528
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Provision for loan losses	7,186	3,920
Depreciation	1,281	1,353
Stock compensation	70	(16)
Amortization of intangible assets	416	418
Loss on sales of foreclosed real estate	310	127
Loss on sales of loans	156	-
Net amortization of investment securities discounts and premiums	109	88
Other-than-temporary-impairment loss on securities	8,065	2,181
Proceeds from sales of investment securities trading	99,626	-
Proceeds from maturities/calls of investment securities trading	17,167	-
Loss on trading securities	251	373
Loss/(gain) on sales of investment securities- available for sale	1,992	(96)
Decrease in accrued interest receivable and other Assets	9,086	1,374
Deferred tax benefit	(1,648)	(74)
Increase in accrued interest payable and other liabilities	679	1,508
Earnings on bank owned life insurance	(499)	(267)
Net cash provided by operating activities	138,220	14,417

Investing activities
Proceeds from maturities/calls of investment securities available- for-sale	55,177	56,836
Proceeds from sales of investment securities available-for-sale	2,268	29,368
Purchases of investment securities available-for-sale	(130,668)	(64,839)
Proceeds from sales of foreclosed real estate	1,137	783
Net decrease in loans	30,521	2,775
Net (increase)/decrease in FHLB stock	(59)	72
Purchases of premises and equipment	(1,190)	(2,670)
Net cash (used in)/provided by investing activities	(42,814)	22,325

Financing activities
Net increase/(decrease) in deposits	69,556	(21,031)
Net decrease in short-term borrowings	(10,076)	(13,224)
Proceeds from long-term borrowings	3,609	-
Payments on long-term borrowings	(30,526)	(525)
Proceeds from issuance of preferred stock and warrants	-	30,000
Cash dividends paid on common stock	(676)	(2,442)
Proceeds from issuance of common stock	18	245
Preferred stock dividends paid	(750)	(438)
Net cash provided by/(used in) financing activities	31,155	(7,415)
Increase in cash and cash equivalents	126,561	29,327
Cash and cash equivalents at beginning of the year	189,671	19,305
Cash and cash equivalents at end of period	$316,232	$48,632

Supplemental information
Interest paid	$15,483	$17,730
Taxes paid	$70	$600
Non-cash investing activities:
Transfers from loans to foreclosed real estate	$5,499	$843
Transfers from available-for-sale securities to trading	$117,078	-

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED JUNE 30, 2010

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries (the “Corporation”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no impact on net income/(loss) or equity.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

The following table sets forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2010 and 2009 (in thousands, except for per share amounts):

	For the six months ended
	June 30, 2010			June 30, 2009
	Income	Average Shares	Per Share Amount	Income	Average Shares		Per Share Amount
Basic Earnings Per Share:
Net (loss)/income	$(6,027)			$3,528
Accumulated preferred stock dividends	(750)			(629)
Discount accretion on preferred stock	(29)			(23)
Net (loss) attributable to/income available to common shareholders	$(6,806)	6,149	$(1.11)	$2,876	6,108		$.47

Diluted Earnings Per Share:
Net (loss) attributable to/income available to common shareholders	$(6,806)	6,149	$(1.11)	$2,876	6,108		$.47
Non-vested employee stock award					18	1
Diluted net (loss) attributable to/income available to common shareholders	$(6,806)	6,149	$(1.11)	$2,876	6,117		$.47

1 The 18,520 shares were outstanding for the first quarter 2009.

	For the three months ended
	June 30, 2010			June 30, 2009
	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net (loss)/income	$(916)			$1,149
Accumulated preferred stock dividends	(375)			(379)
Discount accretion on preferred stock	(14)			(14)
Net (loss) attributable to/income available to common shareholders	$(1,305)	6,154	$(.21)	$756	6,116	$.12

Diluted Earnings Per Share:
Net (loss) attributable to/income available to common shareholders	$(1,305)	6,154	$(.21)	$756	6,116	$.12
Diluted net (loss) attributable to/income available to common shareholders	$(1,305)	6,154	$(.21)	$756	6,116	$.12

Note C – Net Losses

The following table summarizes the loss activity for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009
Sales of available-for-sale securities:
Other-than-temporary impairment charges	$(8,065)	$(2,181)
Realized gains	262	96
Realized losses	--	--
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	2,852	--
Losses recognized in earnings	(5,106)	--
Net (loss)/gain recognized on available-for sale securities	(1,992)	96

Trading securities:
Gross gains on sales	972	--
Gross losses on sales	(1,223)	--
Net loss recognized on sales	(251)	--
Unrealized loss recognized on trading securities still held	--	(373)
Net loss on trading securities	(251)	(373)
Loss on loan sales/foreclosed properties	(466)	(127)
Net losses	$(10,774)	$(2,585)

The following table summarizes the loss activity for the three months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009

Other-than-temporary impairment charges	$(551)	$(1,431)
Sales of available-for-sale securities:
Realized gains	--	54
Realized losses	--	--
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	--	--
Losses recognized in earnings	--	--
Net gain recognized on available-for sale securities	--	54

Trading securities:
Gross gains on sales	971	--
Gross losses on sales	(1,223)	--
Net loss recognized on sales	(252)	--
Unrealized loss recognized on trading securities still held	--	(6)
Net loss on trading securities	(252)	(6)
Loss on loan sales/foreclosed loans	(214)	(49)
Net losses	$(1,017)	$(1,432)

Note D – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	June 30, 2010	December 31, 2009

Cash and due from banks, weighted average interest rate of .33% (at June 30, 2010)	$237,363	$139,169

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of June 30, 2010 and December 31, 2009, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”) and Community Bankers Bank (“CBB”).

	June 30, 2010	December 31, 2009

FHLB daily investments, interest rate of 0.08% (at June 30, 2010)	$77,813	$49,727
FTN daily investments, interest rate of 0.15% (at June 30, 2010)	850	700
FTN Fed Funds sold, interest rate of 0.25% (at June 30, 2010)	156	75
CBB Fed Funds sold, interest rate of 0.10% (at June 30, 2010)	50	--

Note E – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale at June 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
June 30, 2010
U.S. government agencies	$21,704	$280	$--	$21,984	$--
Residential mortgage-backed agencies	94,453	1,926	162	96,217	--
Collateralized mortgage obligations	12,595	--	885	11,710	--
Obligations of states and political subdivisions	89,479	2,631	146	91,964	--
Collateralized debt obligations	36,386	--	27,068	9,318	16,860

Totals	$254,617	$4,837	$28,261	$231,193	$16,860
December 31, 2009
U.S. government agencies	$68,487	$274	$498	$68,263	$--
Residential mortgage-backed agencies	59,640	2,946	13	62,573	--
Collateralized mortgage obligations	40,809	--	7,612	33,197	1,574
Obligations of states and political subdivisions	95,190	2,501	388	97,303	--
Collateralized debt obligations	44,478	--	32,030	12,448	14,127

Totals	$308,604	$5,721	$40,541	$273,784	$15,701

The following table shows the Corporation’s available-for-sale securities with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Residential mortgage-backed agencies	$40,352	$162	$--	$--
Collateralized mortgage obligations	--	--	11,710	885
Obligations of states and political subdivisions	4,105	56	8,249	90
Collateralized debt obligations	--	--	9,318	27,068
	$44,457	$218	$29,277	$28,043

	December 31, 2009
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$36,090	$371	$14,873	$127
Residential mortgage-backed agencies	589	13	--	--
Collateralized mortgage obligations	--	--	33,197	7,612
Obligations of states and political subdivisions	12,154	123	8,075	265
Collateralized debt obligations	--	--	12,448	32,030
	$48,833	$507	$68,593	$40,034

Management systematically evaluates securities for impairment on a quarterly basis.  Management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating other-than-temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Item 2 of Part I of this report under the heading “Investment Securities”.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the valuations between December 31, 2009 and June 30, 2010.

Residential Mortgage-Backed Agencies - Five residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months at June 30, 2010.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at June 30, 2010.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of three securities at June 30, 2010, has been in an unrealized loss position for 12 months or more.  These securities are private label residential mortgage-backed securities and are reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that each security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  At the time of purchase, these securities were of the highest investment grade and were purchased at a discount relative to their face amounts.  As of June 30, 2010, two remain at investment grade and one has been downgraded to one level below investment grade. All of these securities continue to perform as expected at the time of purchase.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $146,000 at June 30, 2010.  Ten securities have had a fair value less than amortized cost for over 12 months and five securities have been in an unrealized loss position for less than 12 months.  All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Collateralized Debt Obligations - The $27.1 million in unrealized losses greater than 12 months at June 30, 2010 relates to 18 pooled trust preferred securities that comprise the CDO portfolio.  See Note G for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there was one security that had additional credit-related OTTI charges during the second quarter of 2010 and 12 securities with previously recorded OTTI charges that had no further impairment.  As a result of this assessment, the Corporation recorded $8.1 million in credit-related OTTI losses on these securities for the six months ended June 30, 2010.  The unrealized losses on the remaining five securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of OTTI charges related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold for the three and six month periods ended June 30, 2010 and June 30, 2009 (in thousands):

	June 30, 2010	June 30, 2009
Balance of credit-related OTTI at January 1	$10,765	$2,724
Additions for credit-related OTTI not previously recognized	1,402	2,181
Additional increases for credit-related OTTI previously
recognized when there is no intent to sell and no
requirement to sell before recovery of amortized cost basis	6,663	--
Decreases for previously recognized credit-related OTTI
because there is current intent to sell	(4,369)	(2,724)
Balance of credit-related OTTI at June 30	$14,461	$2,181

Balance of credit-related OTTI at April 1	$13,910	$750
Additions for credit-related OTTI not previously recognized	--	1,431
Additional increases for credit-related OTTI previously
recognized when there is no intent to sell and no
requirement to sell before recovery of amortized cost basis	551	--
Decreases for previously recognized credit-related OTTI
because there is current intent to sell	--	--
Balance of credit-related OTTI at June 30	$14,461	$2,181

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2010 and December 31, 2009 are shown in the following table (in thousands).  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$--	$--	$--	$--
Due after one year through five years	12,203	12,268	14,095	14,294
Due after five years through ten years	20,651	21,104	26,687	27,367
Due after ten years	114,715	89,894	167,373	136,353
	147,569	123,266	208,155	178,014
Residential mortgage-backed agencies	94,453	96,217	59,640	62,573
Collateralized mortgage obligations	12,595	11,710	40,809	33,197
	$254,617	$231,193	$308,604	$273,784

Note F - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank and Community Bankers Bank is carried at cost and is considered a long-term investment.

The Company recognizes dividends on a cash basis.  For the six months ended June 30, 2010, dividends of $18,300 were recognized in earnings.  As of June 30, 2009, there were no dividends recognized in earnings.

Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2010.

Note G – Fair Value of Financial Instruments

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of June 30, 2010.

Investments available for sale – The fair value of investments available-for-sale is determined using a market approach.  As of June 30, 2010, the U.S. Government agencies and residential mortgage-backed securities, private label residential mortgage-backed securities and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2010, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.4 million and a fair value of $9.3 million. The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management believes the change will provide a more consistent approach going forward and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and June 30, 2010.

The approach of the third party utilized beginning in the first quarter of 2010 to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently the only active and liquid trading market that exists is for stand-alone trust preferred securities.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at June 30, 2010 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 06/30/10	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$21,984		$21,984
Residential mortgage-backed agencies	$96,217		$96,217
Collateralized mortgage obligations	$11,710		$11,710
Obligations of states and political subdivisions	$91,964		$91,964
Collateralized debt obligations	$9,318			$9,318
Financial Derivative	$(850)			$(850)

Non-recurring:
Impaired loans¹	$19,725			$19,725
Foreclosed real estate	$538			$538
¹ The impaired loans fair value consists of impaired loans net of the $7,363 valuation allowance.

		Fair Value Measurements at December 31, 2009 Using (Dollars in Thousands)
Description	Assets Measured at Fair Value 12/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$68,263		$68,263
Residential mortgage-backed agencies	$62,573		$62,573
Collateralized mortgage obligations	$33,197		$33,197
Obligations of states and political Subdivisions	$97,303		$97,303
Collateralized debt obligations	$12,448			$12,448
Financial Derivative	$(60)			$(60)

Non-recurring:
Impaired loans¹	$21,053			$21,053
Foreclosed real estate	$40			$40
¹ The impaired loans fair value consists of impaired loans net of the $7,624 valuation allowance.

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2010 or June 30, 2009.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the three and six months ended June 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$--	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,065)	1	--
Included in other comprehensive loss	5,137	--	(790)

Purchases, issuances, and settlements	--	--	--
Transfers from Available for Sale to Trading	--	--	--
Transfers in and/or out of Level 3	--	--	--
Sales	(202)	(1)	--
Ending balance June 30, 2010	$9,318	$--	$(850)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,065)	$--	$--

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (Dollars in Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance April 1, 2010	$8,721	$--	$(334)
Total gains/(losses) realized/unrealized:
Included in earnings	(551)	--	--
Included in other comprehensive loss	1,148	--	(516)

Purchases, issuances, and settlements	--	--	--
Transfers from Available for Sale to Trading	--	--	--
Transfers in and/or out of Level 3	--	--	--
Sales	--	--	--
Ending balance June 30, 2010	$9,318	$--	$(850)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(551)	$--	$--

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

Restricted Bank stock:  The carrying value of stock issued by the FHLB of Atlanta, Atlantic Central Bankers Bank and Community Bankers Bank approximates fair value based on the redemption provisions of the stock.

Loans (excluding impaired loans with specific loss allowances):  For variable rate loans that reprice frequently or “in one year or less,” and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	June30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$237,363	$237,363	$139,169	$139,169
Interest bearing deposits in banks	78,869	78,869	50,502	50,502
Investment securities (AFS and trading)	231,193	231,193	273,784	273,784
Restricted Bank stock	13,920	13,920	13,861	13,861
Loans, net	1,058,432	1,037,870	1,101,794	1,093,241
Accrued interest receivable	5,141	5,141	6,103	6,103

Financial Liabilities:
Deposits	1,373,722	1,335,025	1,304,166	1,251,465
Borrowed funds	281,114	288,849	318,107	325,090
Accrued interest payable	2,362	2,362	2,881	2,881
Financial derivative	850	850	60	60
Off balance sheet financial instruments	--	--	--	--

Note H – Comprehensive Income/(Loss)

Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains (losses) on investment securities available-for-sale, pension obligations and cash flow hedges. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $0.3 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively, and ($.1) million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively.

The following table presents the accumulated other comprehensive loss for the 12 months ended December 31, 2009 and the three months ended March 31, 2010 and June 30, 2010:

	Investment securities- with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2008	$--	$(33,190)	$--	$(7,386)	$(407)	$(40,983)
Net gain/(loss) during period	(9,364)	21,786	(36)	2,335	(397)	14,324
Balance-December 31, 2009	(9,364)	(11,404)	(36)	(5,051)	(804)	(26,659)
Net gain/(loss) during period	(2,208)	7,921	(163)	--	--	5,550
Balance-March 31, 2010	(11,572)	(3,483)	(199)	(5,051)	(804)	(21,109)
Net gain/(loss) during period	578	506	(309)	--	--	775
Balance- June 30, 2010	$(10,994)	$(2,977)	$(508)	$(5,051)	$(804)	$(20,334)

The following table presents the components of accumulated other comprehensive loss for the three and six months ended June 30, 2010 and June 30, 2009:

	Six Months Ended		Three Months Ended
Components of OCI	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(10,798)	$(6,546)	$419	$(2,454)
Less: OTTI charges recognized in income	(8,065)	(2,181)	(551)	(1,431)
Unrealized (losses)/gains on investments with OTTI	(2,733)	(4,365)	970	(1,023)
Taxes	1,103	1,762	(392)	413
Net unrealized (losses)/gains on investments with OTTI	(1,630)	(2,603)	578	(610)

Available for sale securities-all other:
Unrealized holding gains/(losses) during the period	1,339	(6,086)	1,266	6,123
Less: reclassification adjustment for losses recognized in income	(1,992)	--	--	--
Less: securities with OTTI charges during the period	(10,798)	(6,546)	419	(2,454)
Unrealized gains on all other AFS securities	14,129	460	847	8,577
Taxes	(5,702)	(186)	(341)	(3,462)
Net unrealized gains on all other AFS securities	8,427	274	506	5,115

Net unrealized gains/(losses) on AFS securities	6,797	(2,329)	1,084	4,505

Unrealized losses on cash flow hedges	(790)	--	(516)	--
Taxes	318	--	207	--
Net unrealized losses on cash flow hedges	(472)	--	(309)	--
Defined benefit plans liability adjustment	--	--	--	--

Total	$6,325	$(2,329)	$775	$4,505

Note I – Junior Subordinated Debentures

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

$20.6 million—floating rate payable quarterly based on floating rate based on three-month LIBOR plus 275 basis points (3.29% at June 30, 2010), maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.29% at June 30, 2010) maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures.  The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.11% at June 30, 2010).  The debentures mature in 2014, but are redeemable five years after issuance at First United Corporation’s option.

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

The debentures issued to the foregoing trusts represent the sole assets of those trusts, and payments of the debentures by First United Corporation are the only sources of cash flow for the trusts.  First United Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred.  Should this occur, First United Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.  As of June 30, 2010, First United Corporation has not deferred any payments.

Note J – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (dollars in thousands):

	June 30, 2010	December 31, 2009
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 0.69% and 0.66%, respectively.	$37,487	$47,563
	$37,487	$47,563

At June 30, 2010, the repurchase agreements were secured by $47.0 million in available for sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year (dollars in thousands):

	June 30, 2010	December 31, 2009
FHLB advances, bearing interest at rates ranging from 2.46% to 4.93% at June 30, 2010	$196,897	$227,423
Junior subordinated debt, bearing interest at rates ranging from 2.39% to 9.88% at June 30, 2010	46,730	43,121
	$243,627	$270,544

At June 30, 2010, the long-term FHLB advances are secured by $136.0 million in loans, $76.0 million in cash, and $8.6 million in securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	June 30 December 31
	2010	2009

Due in 2010	$1,000	$31,000
Due in 2011	51,000	51,000
Due in 2012	44,000	44,250
Due in 2013	---	----
Due in 2014	5,000	----
Thereafter	142,627	144,294
Total long-term debt	$243,627	$270,544

Note K - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”):

Pension	For the six months ended June 30		For the three months ended June 30
(In thousands)	2010	2009	2010	2009
Service cost	$--	$404	$--	$202
Interest cost	654	608	329	304
Expected return on assets	(1,015)	(850)	(505)	(425)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized net actuarial loss	173	310	83	155
Amortization of prior service cost	3	6	1	3
Net pension expense included in employee benefits	$(205)	$458	$(102)	$229

SERP	For the six months ended June 30		For the three months ended June 30
(In thousands)	2010	2009	2010	2009
Service cost	$87	$67	$43	$34
Interest cost	135	114	68	57
Amortization of recognized loss	30	--	15	--
Amortization of prior service cost	63	63	31	31
Net pension expense included in employee benefits	$315	$244	$157	$122

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of First United Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  There were no grants of restricted stock outstanding at June 30, 2010.

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

Stock-based awards were made to non-employee directors in May 2010.  Each award, which is part of the director’s annual compensation package, totaled 12,166 shares having a fair market value of $5.75 per share.  Share-based compensation expense for the six months ended June 30, 2010 was $70,000.

Note M – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $5.6 million of outstanding standby letters of credit at June 30, 2010 and $2.9 million at December 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2010 and December 31, 2009 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At June 30, 2010, the fair value of the interest rate swap contracts was ($850) thousand and was reported in Other Liabilities on the Consolidated Statements of Financial Condition.  Cash in the amount of $850,000 was posted as collateral as of June 30, 2010.

For the six months ended June 30, 2010, the Corporation recorded a decrease in the value of the derivatives of $790 thousand and the related deferred tax benefit of $318 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  For the three months ended June 30, 2010, the Corporation recorded a decrease in the value of the derivatives of $516 thousand and the related deferred tax benefit of $207 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the six months ending June 30, 2010.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2010.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the periods indicated.

Derivatives in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended June 30, 2010	$(472)	$--	$--
Three months ended June 30, 2010	$(309)	$--	$--

(a)	Reported as interest expense
(b)	Reported as other income

Note O – Variable Interest Entities

 In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”); a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The partnership will be financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership will use the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total projected cost of $10.6 million.  The total assets of the Partnership were approximately $4.1 million at June 30, 2010 and $ 2.0 million at December 31, 2009.

Through June 30, 2010, the Bank had made contributions totaling $1.8 million.  The remaining $4.3 million in contributions are scheduled to be made over the balance of 2010 and into the first quarter of 2011.  Once the project is complete, estimated to be in March 2011, and certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period.  The Bank will also receive the benefit of tax operating losses from the partnership to the extent of its capital contribution. The partnership investment assists the Bank in achieving its community reinvestment initiatives.

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

The Bank, as a limited partner, generally has no voting rights. The Bank is not in any way involved in the daily management of the Partnership and has no other rights that provide it with the power to direct the activities that most significantly impact the Partnership’s economic performance, which are to develop and operate the housing project in such a manner that complies with specific tax credit guidelines.  As a limited partner, there is no recourse to the Bank by the creditors of the Partnership.  The tax credits that result from the Bank’s investment in the Partnership are generally subject to recapture should the partnership fail to comply with the applicable government regulations.  The Bank has not provided any financial or other support to the Partnership beyond its required capital contributions and does not anticipate providing such support in the future. Management currently believes that no material losses are probable as a result of the Bank’s investment in the Partnership.

On the basis of management’s analysis, the general partner is deemed to be the primary beneficiary of the Partnership. Because the Bank is not the primary beneficiary, the Partnership has not been included in the Corporation’s consolidated financial statements.

At June 30, 2010 and December 31, 2009, the Corporation included the unfunded commitment in “Other Liabilities” and its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition.  The following table presents details of the Bank’s involvement with the Partnership at the dates  indicated (dollars in thousands):

Investment in LIHTC Partnership	June 30, 2010	December 31, 2009
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,050	$6,050
Unfunded commitment (Other Liabilities)	$4,278	$5,498

Maximum exposure to loss	$6,050	$6,050

Note P – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).  ASU 2010-20 adds a number of disclosures that are intended to provide a greater level of disaggregated information about the credit risk exposures of an entity’s financing receivables, how those risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for changes in the allowance.  For public entities, end of period disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010, and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this guidance will not impact the Corporation’s financial position or results of operations.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is part of a Pool That is Accounted for as a Single Asset (“ASU 2010-18”) as a clarification of ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  ASU 2010-18 provides guidance that modifications of acquired loans are accounted for within a pool (versus accounted for individually) do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  The amendments in ASU 2010-18 are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  As directed, the Corporation will apply this guidance prospectively and the adoption of this guidance will not impact the Corporation’s financial position or results of operations.

In January 2010, the FASB amended fair value measurement and disclosure guidance in ASU No. 2010-6 to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (a) fair value measurement disclosures should be disaggregated for each class of asset and liability and (b) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The Corporation has implemented this guidance which became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not impact the Corporation’s financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which was codified in December 2009 as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  This statement amends guidance found in ASC Topic 810, Consolidation, that required an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a VIE.  Under ASU 2009-17, the primary beneficiary of a VIE is the enterprise that has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  ASU 2009-17 also amends Topic 810 to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.  The amended guidance became effective for fiscal years beginning after November 15, 2009.

Management evaluated whether the accounting for the VIEs that existed at December 31, 2009 would change as a result of the transition to the new standard effective January 1, 2010.  Management’s review concluded that the existing VIEs, which were determined to not require consolidation under the old standard, would continue to not require consolidation under the new standard.  Management determined that the accounting treatment for the subordinated debentures issued by the Trusts described in Note I continues to be appropriate because the Corporation’s equity is not at risk. The treatment of the Corporation’s investment in a limited partnership is considered a VIE and is evaluated in Note O.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, OTTI of investment securities and pension plan assumptions.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management described its critical accounting policies in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The following discussion updates critical accounting policies that were contained in the Annual Report on Form 10-K to reflect recent changes.

Other-Than-Temporary Impairment of Investment Securities

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management systematically evaluates securities for impairment on a quarterly basis.  Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the valuations between December 31, 2009 and June 30, 2010.

Allowance for Loan Losses

Management believes that the determination of the allowance for loan losses is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management reviews the components of the allowance on a quarterly basis.  Historically, management has utilized an internally developed spreadsheet to track and apply the various components of the allowance. In the second quarter of 2010, management began utilizing an externally developed software application to track and apply the allowance components.  Prior to implementation, management had reviewed the results of both the internal and external application to ensure that there were no material differences in the determination of the allowance.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2009.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2010 and 2009 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Six Months
	Ended June 30,
	2010		2009
Per Share Data
Basic net (loss)/income per common share	$	(1.11)	$.47
Diluted net (loss)/income per common share	$	(1.11)	$.47
Dividends Paid		$.11	$.40
Book Value		$11.42	$11.62
Significant Ratios
Return on Average Assets (a)		(.69%)	.43%
Return on Average Equity (a)		(11.96%)	7.07%
Dividend Payout Ratio (b)		(11.22%)	69.18%
Average Equity to Average Assets		5.75%	6.05%
Note: (a) Annualized
(b) Cash dividends paid on common stock as a percent of net income (loss)

RESULTS OF OPERATIONS

Overview

Consolidated net loss attributable to common shareholders for the first six months of 2010 was $6.81 million, compared to net income available to common shareholders of $2.88 million for the same period of 2009.  Basic and diluted net loss per common share for the first six months of 2010 were $1.11, compared to basic and diluted net income per common share of $.47 for the same period of 2009.  The decrease in net income resulted primarily from a decline in net interest income of $4.4 million, an additional $5.9 million of credit-related OTTI charges, $2.3 million of net losses related to a restructuring of the investment portfolio, foreclosed property and sales of loans, and $3.3 million in increased loan loss provision expense, partially offset by a net income tax benefit of $5.4 million.  The decline in net interest income resulted in a compressed net interest margin of 2.99% when compared to 3.76% in the first six months of 2009.  Interest income on our interest earning assets declined $6.0 million due to the increase in non-accrual loans throughout 2009, the decline in loan balances and the lower interest rate environment.  Additionally, during 2009 and throughout the first six months of 2010, we elected to maintain an increased liquidity position.  Our cash position has increased significantly due to electing not to reinvest cash from called investments and growth in our deposit base.   This increase in cash levels has had a negative impact on our net interest income in the first six months of 2010 of approximately $5.4 million, or 63 basis points on our net interest margin.  Although approximately $23 million of the deposit growth is short-term in nature (90 days), we do not anticipate reduced levels of cash for the remainder of 2010.

The provision for loan losses was $7.2 million for the six months ended June 30, 2010, compared to $3.9 million for the same period of 2009.  The increased provision was necessary to provide for the inherent risk in our loan portfolio.  Specific allocations were made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and management increased the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Interest expense on our interest-bearing liabilities decreased $1.6 million in spite of a $107 million increase in average deposits partially offset by an $18 million decrease in average debt outstanding.  The decline in expense was due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and retail and brokered certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.

Other operating income decreased $8.4 million during the first six months of 2010 when compared to the same period of 2009. This decrease is primarily attributable to the recognition of an additional $5.9 million in credit-related OTTI charges and $2.3 million of net losses related to a restructuring of the investment portfolio to limit potential market risk from a rising rate environment, foreclosed property and sales of loans.   Management also noted a slight decline of $.4 million in service charge income due to the decline in consumer spending and the resulting decrease in overdraft income.  Operating expenses decreased $1.0 million in the first six months of 2010 when compared to the same period of 2009.  This decrease is due primarily to a $.9 million decline in salaries and benefits resulting from reduced service costs in the pension plan and elimination of all performance based pay for employees and management in 2010.

Consolidated net loss attributable to common shareholders for the second quarter of 2010 totaled $1.3 million or ($.21) per share, compared to net income available to common shareholders of $.8 million or $.12 per share for the same period of 2009.  The net interest margin for the second quarter of 2010 was 2.81% compared to 3.66% for the same period of 2009.  This decrease is primarily attributable to the increase in interest-earning assets of $92.2 million and a lower rate environment when compared to the second quarter 2009.  The increased liquidity position, discussed above, also negatively impacted second quarter results.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (“FTE”) basis to facilitate performance comparisons between taxable and tax-exempt assets.  Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2010 and 2009.

                                                                                    For the six months ended June 30,
	2010			2009

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$1,110,491	$31,389	5.69%	$1,129,314	$34,530	6.17%
Investment securities	254,575	7,182	5.69	333,027	10,286	6.23
Other interest earning assets	248,270	224	.18	53,423	4	.02
Total earning assets	$1,613,336	38,795	4.85%	$1,515,764	44,820	5.96%

Interest-bearing liabilities
Interest-bearing deposits	$1,238,849	9,222	1.50%	$1,131,651	10,550	1.88%
Short-term borrowings	40,672	139	.69	43,586	155	.72
Long-term borrowings	262,384	5,603	4.31	277,164	5,852	4.26
Total interest-bearing liabilities	$1,541,905	14,964	1.97%	$1,452,401	16,557	2.30%
Net interest income and spread		$23,831	2.88%		$28,263	3.66%

Net interest margin			2.99%			3.76%
Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a fully tax-equivalent (“FTE”) basis decreased $4.4 million during the first six months of 2010 over the same period in 2009 due to a $6.0 million (13.4%) decrease in interest income partially offset by a $1.6 million (9.6%) decrease in interest expense.  The decrease in net interest income resulted primarily from a shift in the mix of earning assets from loans and investment securities into cash and cash equivalents (other interest earning assets) for the periods compared, as the Corporation made the conscious decision to increase its liquidity position during this period of risk and economic uncertainty.  The cost of the liquidity position represented by the foregone interest income from the $194.8 million in incremental average liquidity was approximately $5.4 million, or 63 basis points of the 77 basis point decrease in the net interest margin from 3.76% during the first six months of 2009 to 2.99% for the same time period of 2010.

The overall $97.6 million increase in average interest-earning assets at lower yields also impacted the 111 basis point decline in the average yield on our average earning assets, which dropped from 5.96% for the first six months of 2009 to 4.85% for the first six months of 2010 (on a fully tax equivalent basis).

Interest expense decreased during the first six months of 2010 when compared to the same period of 2009 due to an overall reduction in interest rates on time deposits driven by our decision to only increase special rates for full relationship customers resulting in a shorter duration in the portfolio. This more than offset the impact of an $89.5 million increase in average interest-bearing liabilities in the first six months of 2010 compared to the same time period for 2009, with interest-bearing deposits increasing by approximately $107.2 million. The overall effect of these changes was a 33 basis point decrease in the average rate paid on our average interest-bearing liabilities from 2.30% for the six months ended June 30, 2009 to 1.97% for the same period of 2010.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2010 and 2009.

                                                                                    For the three months ended June 30,
	2010			2009

	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$1,093,159	$15,521	5.69%	$1,128,855	$16,952	6.02%
Investment securities	226,051	3,108	5.51	326,736	4,954	6.08
Other interest earning assets	297,588	132	.18	69,011	20	.12
Total earning assets	$1,616,798	18,761	4.65%	$1,524,602	21,926	5.77%

Interest-bearing liabilities
Interest-bearing deposits	$1,263,040	4,607	1.46%	$1,127,301	5,001	1.78%
Short-term borrowings	40,884	73	.72	41,858	80	.77
Long-term borrowings	258,732	2,756	4.27	277,035	2,929	4.24
Total interest-bearing liabilities	$1,562,656	7,436	1.91%	$1,446,194	8,010	2.22%
Net interest income and spread		$11,325	2.74%		$13,916	3.55%

Net interest margin			2.81%			3.66%
Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis decreased $2.6 million for the second quarter of 2010 in comparison to the second quarter of 2009.  This decrease resulted from a decrease in interest income of $3.2 million partially offset by a $0.6 million decrease in interest expense during the period.    Overall, the net interest margin decreased by 85 basis points from 3.66% to 2.81% when comparing quarter to quarter, due primarily to the change in earning asset mix discussed above.  Average loans decreased by $35.7 million and the average balance in investment securities declined by $100.7 million.  Other interest-earning assets increased $228.6 million due to the increased liquidity position.  Average interest-bearing liabilities increased by $116.5 million (8.1%) during the second quarter of 2010 when compared to the second quarter of 2009.  This increase resulted primarily from increases in interest-bearing deposits partially offset by decreases in long and short-term borrowings.  The effective rate on these liabilities decreased by 31 basis points as the Corporation continued to manage the rates on its certificates of deposit portfolio.

Provision for Loan Losses

The provision for loan losses was $7.2 million for the first six months of 2010, compared to $3.9 million for the same period of 2009.  The increase in the provision was a result of specific allocations for impaired loans (primarily acquisition and development loans) where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and increases in the qualitative factors discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”.  Management continued to increase provision expense to ensure that the Allowance for Loan Losses reflects a level commensurate with the risk inherent in our loan portfolio.  Additional information regarding risk elements in the loan portfolio and management’s assessment of the adequacy of the allowance for loan losses is provided below under that same heading.

Other Operating Income

Other operating income, exclusive of losses, decreased $.2 million during the first six months of 2010 when compared to the same period of 2009.  Service charge income decreased $.4 million due primarily to a reduction in NSF fees and increased charge-off overdraft fees.  Trust department income increased $.4 million during the first six months of 2010 when compared to the first six months of 2009 due to an increase in assets under management and the fees received on those accounts.  Income on Bank Owned Life Insurance  increased $.2 million during the first half of 2010 when compared to the same period of 2009 due to the surrender of the separate account and purchase of general account contracts during the fourth quarter of 2009.

Other operating income, exclusive of losses, for the second quarter of 2010 decreased $.1 million when compared to the second quarter of 2009.  Service charge income decreased $.2 million due primarily to a reduction in NSF fees and increased charge-off overdrafts.  Trust department income increased $.2 million due to an increase in assets under management and the fees received on those accounts.  Bank Owned Life Insurance  income increased $.1 million during the second quarter of 2010 when compared to the second quarter of 2009 due to the surrender of the separate account contracts and purchase of general account contracts during the fourth quarter of 2009.

The following table shows the major components of other operating income for the six and three months ended June 30, 2010 and 2009, exclusive net losses:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	Six Months Ended		Three Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service charges	31%	35%	31%	35%
Trust department	27%	22%	27%	22%
Insurance commissions	18%	19%	18%	18%
Debit card	11%	9%	11%	9%
Bank owned life insurance	7%	4%	7%	3%
Other income	6%	11%	6%	13%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses decreased $1.0 million (4%) for the first half of 2010 when compared to the first half of 2009.  For the second quarter 2010, other operating expenses decreased $1.1 million, or 9%, when compared to the same time period of 2009.  The decrease for the first half of 2010 is primarily due to a decline of $.9 million in salaries and benefits resulting from reduced service costs in the pension plan and elimination of all performance based pay for employees and management.  FDIC premiums increased $.3 million during the first six months of 2010 when compared to the same period of 2009 due to the increased rate structure.  The decrease in other operating expense for the second quarter of 2010 is primarily due to a decline of $.6 million in salaries and benefits due to the aforementioned factors above.  FDIC premiums decreased $.3 million in the second quarter 2010 when compared to the second quarter 2009 due to the $.8 million special assessment paid in June 2009.  There have not been any special assessments as of June 30, 2010.  The composition of operating expense is illustrated in the following table for the six and three months ended June 30, 2010 and 2009.

	Expense as % of Total Other Operating Expenses
	Six Months ended		Three months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Salaries and employee benefits	49%	51%	47%	48%
FDIC premiums	9%	7%	10%	12%
Occupancy, equipment and data processing	20%	18%	18%	18%
Other	22%	24%	25%	22%
	100%	100%	100%	100%

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

 Based on the guidance in ASC Topic 740, management has concluded that the OTTI charge meets the definition of a “significant, unusual or extraordinary item that will be separately reported” based on the following:

•
The impairment charge related to credit loss is significant and is a highly unusual event for investments which were investment grade at the time of purchase and have become impaired as a result of the severe decline in the economy and an illiquid credit market.

•	The OTTI is reported as a separate line in the Consolidated Statements of Operations.

The effective tax benefit rate for the first six months of 2010 was 40%, compared to an effective tax rate of 28% for the first six months of 2009.  The effective tax benefit rate for the year ended December 31, 2009 was 43%.  The decrease thus far in 2010 when compared to the same time period in 2009 is primarily attributable to the OTTI charge of $8.1 million recognized in the first half of the year.  The year-to-date loss coupled with forecasted favorable, permanent book to tax adjustments results in an income tax benefit for the Corporation resulting in the 40% effective tax benefit rate.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.8 billion at June 30, 2010, an increase of $32.2 million since December 31, 2009.  During this time period, cash and interest-bearing deposits in banks increased $126.6 million, gross loans decreased $39.7 million, our investment portfolio decreased $42.6 million, deferred tax assets decreased $2.6 million and accrued interest receivable and other assets decreased $6.0 million.  During 2009 and throughout the first six months of 2010, we elected to maintain an increased liquidity position to comply with recent guidance published by the FDIC in FIL 13-2010 and in recognition of the distressed economic environment.  Our cash position has increased significantly due to electing not to reinvest cash from called investments and growth in our deposit base.  Although approximately $23 million of the deposit growth is short-term in nature (90 days), we do not anticipate reduced levels of cash for the remainder of 2010.  The decrease in loans is due to increased runoff in our indirect portfolio as well as increased refinancing in the mortgage portfolio.  Management has made the decision to utilize the secondary mortgage markets and government agencies as opposed to booking long, fixed rate mortgages.  The decrease in our investment portfolio is due in part to calls that were not reinvested and to approximately $26 million in sales from the portfolio restructuring that have not been reinvested as of June 30, 2010.    Total liabilities increased by approximately $32.7 million during the first six months of 2010, reflecting increases in total deposits of $69.6 million offset by a $10.1 million decrease in short-term borrowings as a result of a decrease in repurchase agreements, our treasury management product and a $26.9 million decrease in long-term borrowings due to repayment of two maturing FHLB advances.  The increase in deposits is due primarily to a $48 million increase in the accounts of a local municipality.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(Dollars in millions)	June 30, 2010		December 31, 2009
Commercial	$588.1	54%	$604.5	54%
Residential – Mortgage	388.9	36	398.4	35
Installment	97.0	9	110.9	10
Residential – Construction	8.2	1	8.1	1
Total Loans	$1,082.2	100%	$1,121.9	100%

Comparing loans at June 30, 2010 to December 31, 2009, our loan portfolio has decreased by $39.7 million (3.5%).  There was a decline in commercial loans ($16.4 million), residential mortgage and construction portfolio ($9.4 million), and our installment portfolio ($13.9 million). The decrease in installment loans is primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity as repayment activity exceeded new production.   The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans.  The Corporation is not retaining these long-term fixed rate loans.  Therefore, we are using secondary market and Fannie Mae outlets to satisfy these loan requests.  At June 30, 2010 and December 31, 2009, approximately 71% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(Dollars in thousands)	June 30, 2010	% of Applicable Portfolio	December 31, 2009	% of Applicable Portfolio
Non-accrual loans:
Commercial	$38,544	6.6%	$40,370	6.7%
Residential- mortgage	5,456	1.4%	5,200	1.3%
Installment	152	.2%	93	.1%
Residential- construction	481	5.8%	921	11.3%
Total non-accrual loans	$44,633		$46,584

Accruing Loans Past Due 90 days or more:
Commercial	$150		$--
Residential- mortgage	765		1,483
Installment	189		287
Residential- construction	--		--
Total loans past due 90 days or more	$1,104		$1,770

Total non-accrual and loans past due 90 days or more	$45,737		$48,354

Restructured Loans:
Performing	$9,394		$22,160
Non-accrual (included above)	10,804		13,321
Total Restructured Loans	$20,198		$35,481

Other Real Estate Owned	$11,643		$7,591

Other Impaired Loans- performing	$37,291		$67,747

Impaired loans without a valuation allowance	$64,205		$107,818
Impaired loans with a valuation allowance	27,088		28,677
Total impaired loans	$91,293		$136,495
Valuation allowance related to impaired loans	$7,363		$7,624

	Six months ended June 30, 2010	Year ended December 31, 2009
Average investment in impaired loans	$115,569	$91,743
Interest income recognized on an accrual basis on impaired loans	$1,356	$5,097
Interest income recognized on a cash basis on impaired loans	$887	$1,042

Performing loans considered to be impaired (including performing total restructured loans, or TDRs), as defined and identified by management, amounted to $46.7 million at June 30, 2010 and $89.9 million at December 31, 2009.  Loans are identified as impaired when based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of acquisition and development loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral and no secondary source of repayment is available.

The level of performing impaired loans (other than performing TDRs) declined $30.5 million during the six months ended June 30, 2010.  In 2009, due to the deteriorating credit environment, management made a concerted effort to reduce the risk in its portfolio by enhancing its efforts to structure plans for some of its larger impaired credits to maximize their collectability by converting interest only lines of credit to amortizing term loans.  During the first half of 2010, as loans have demonstrated sustained payment performance, management has determined that it should be able to collect full contractual principal and interest and, accordingly, has removed them from an impaired status. During 2010, $25.4 million of loans have been removed from impaired status due to satisfactory payment performance, another $1.6 million paid off and $0.3 million in principal reductions were received. During 2010, $2.0 million of previously performing impaired loans were transferred to non-accrual or foreclosure and $3.0 million was transferred to performing TDRs.  Seven loans totaling $1.8 million have been added to performing impaired loans thus far in 2010. Management will continue to monitor loans that have been removed from an impaired status to ensure that satisfactory performance is sustained and will take appropriate action.

The level of TDRs declined $15.3 million during the six months ended June 30, 2010, with three loans totaling $2.5 million added to performing TDRs, two loans totaling $.7 million added to non-performing TDRs and $18.5 million removed from TDR reporting.  Three non-accrual TDRs totaling $3.5 million were foreclosed on during 2010. Loans that had been modified in 2009 at market rates, totaling $14.6 million, were removed from performing TDRs during 2010 because they had made at least six consecutive payments and were current at June 30, 2010. Approximately $400,000 of principal has been received during 2010 on performing TDRs.

As of June 30, 2010, we had $52.5 million in funded real estate acquisition and development loans throughout our market areas, compared to $58.1 million at December 31, 2009.  We rely on various monitoring policies and procedures and the extensive experience of our lending and credit personnel to help mitigate the risks related to this type of lending activity.

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

We use the methodology outlined in the FDIC Statement of Policy on Allowance for Loan Losses.  The starting point for this methodology is to segregate the loan portfolio into two pools, non-homogeneous (i.e., commercial) and homogeneous (i.e., consumer and residential mortgage) loans.  The two pools are further segmented by loan type and by loan classification, including uncriticized (pass), other assets especially mentioned and substandard.  The uncriticized (pass) pools for commercial real estate and residential real estate are further segmented based upon the geographic locations of the underlying collateral. Each loan pool is analyzed with general allowances and specific allocations being made as appropriate.  For general allowances, the previous eight quarters of loss activity are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by the following qualitative factors: levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of management; national and local economic trends and conditions; value of underlying collateral and concentrations of credit in the determination of the general allowance.  The qualitative factors are updated each quarter by information obtained from internal, regulatory, and governmental sources.  Specific allocations of the allowance for loan losses are made for those loans on the “Watchlist” in which the collateral value is less than the outstanding loan balance with the allocation being the dollar difference between the two.  The Watchlist represents loans, identified and closely monitored by management, which possess certain qualities or characteristics that may lead to collection and loss issues.  Allocations are not made for loans that are cash secured, for the Small Business Administration and Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30 (dollars in thousands):

	2010	2009
Balance, January 1	$20,090	$14,347
Charge-offs:
Residential – mortgage	(1,949)	(1,122)
Commercial	(2,424)	(2,013)
Installment	(691)	(983)
Demand Deposits	(253)	(236)
Total charge-offs	(5,317)	(4,354)
Recoveries:
Residential – mortgage	618	28
Commercial	884	166
Installment	290	226
Demand Deposits	31	24
Total recoveries	1,823	444
Net credit losses	(3,494)	(3,910)
Provision for loan losses	7,186	3,920
Balance at end of period	$23,782	$14,357

Allowance for loan losses to loans outstanding (as %)	2.20%	1.27%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.62%	.69%

The allowance for loan losses increased to $23.8 million at June 30, 2010, compared to $20.1 million at December 31, 2009.  The provision for loan losses was $7.2 million for the first six months of 2010, compared to $3.9 million for the same period of 2009, while net charge-offs remained fairly constant.  The increase in the provision for loan losses in the first six months of 2010 when compared to the same period of 2009 was in response to an increase in non-performing and other Watchlist loans, an increase in the qualitative factors affecting the allowance as a result of our quarterly reviews of the adequacy of the factors, and an increase in specific allocations for impaired loans.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas in which we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analyses to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

Net charge-offs relating to the installment loan portfolio represented 11.4% of our total net charge-offs for the first half of 2010.  Generally, installment loans are charged-off after they are 120 days contractually past due.  Loans past due 30 days or more were $3.0 million or 3.1% of the installment portfolio at June 30, 2010, compared to $4.2 million or 3.7% at December 31, 2009.  Mortgage and Home Equity loans net charge-offs represented 38.1% of total charge-offs for the first half of 2010.  Loans past due 30 through 90 days were $4.5 million or 1.1% of the mortgage portfolio at June 30, 2010, compared to $19.2 million or 4.7% at December 31, 2009.   Net charge-offs relating to the commercial loan portfolio represented 44.1% of our total net charge-offs for the first half of 2010.  Loans past due 30 through 90 days were $4.9 million or .8% of the commercial portfolio at June 30, 2010, compared to $4.1 million or .68% at December 31, 2009.  Net charge-offs relating to demand deposits represented 6.4% of our total net charge-offs for the first half of 2010.

Management believes that the allowance for loan losses at June 30, 2010 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At June 30, 2010, the total amortized cost basis of the available-for-sale investment portfolio was $254.6 million, compared to a fair value of $231.2 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	June 30,2010			December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government and agencies	$21,704	$21,984	9%	$68,487	$68,263	25%
Residential mortgage-backed agencies	94,453	96,217	42%	59,640	62,573	23%
Collateralized mortgage obligations	12,595	11,710	5%	40,809	33,197	12%
Obligations of states and political Subdivisions	89,479	91,964	40%	95,190	97,303	35%
Collateralized debt obligations	36,386	9,318	4%	44,478	12,448	5%
Total Investment Securities	$254,617	$231,193	100%	$308,604	$273,784	100%

Total investment securities have decreased $42.6 million since December 31, 2009.  During the first quarter, the Corporation embarked on a restructuring of its available-for-sale investment portfolio with goals of reducing sensitivity to future increases in interest rates and reducing future negative credit exposure.  As part of this restructuring, available for sale securities with an aggregate fair value of $117.1 million were transferred to the trading portfolio, comprised of $20.0 million from the collateralized mortgage obligations (“CMO”) portfolio, $89.6 million from the U.S. government agency and residential mortgage-backed agency portfolios, and $7.5 million from the municipal securities portfolio. Previously unrealized losses of $5.1 million and previously unrealized gains of $2.9 million were recognized in earnings at the time of transfer.  The bonds selected for transfer to trading and ultimate sale were chosen to maximize the following benefits: a reduction of extension and price risk in a rising interest rate environment; recognition of gains on callable agency securities and fixed rate mortgage-backed securities that will disappear with rising rates; and improvement in the credit quality of the portfolio through reduction of the private label CMO portfolio with the most exposure to potential credit risk.

As of June 30, 2010, all of the aforementioned securities had been sold, resulting in an additional $.3 million net loss on the trading transaction.  As of June 30, 2010, the replacement securities had been purchased except for approximately $26 million which is reflected in the increase in cash.  Management anticipates that any future acquired replacement securities will be shorter term in nature, structured to take advantage of higher interest rates through incorporation of staggered cash flows, and collateral eligible, (providing additional liquidity to the portfolio).  We anticipate that the replacements for these securities will be purchased during the third quarter 2010.

At June 30, 2010, the securities classified as available-for-sale included a net unrealized loss of $23.4 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

As discussed in Note G to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level
3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $221.9 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $3.6 million at June 30, 2010.  The remaining $9.3 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $27.1 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $18.4 million represent non-credit related OTTI charges on 13 of the securities, while $8.7 million of unrealized losses relates to five securities which have no credit related OTTI.  The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of June 30, 2010.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 4.0% to 33.3% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of Topic 320 (ASC Section 320-10-35) management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses.  The other losses are recognized in other comprehensive income.  In estimating OTTI charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities at June 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and June 30, 2010.

The approach of the third party utilized beginning in the first quarter of 2010 to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently the only active and liquid trading market that exists is for stand-alone trust preferred securities.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that one security had an additional $.6 million of credit-related OTTI during the quarter and thirteen securities with previously recorded OTTI had no further impairment.  The Corporation recorded $8.1 million OTTI charges on the CDO securities in earnings for the six month period ended June 30, 2010.

Management does not intend to sell these securities nor is it more likely than not that the Corporation will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of June 30, 2010, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

           The following table presents the composition of our deposits as of the dates indicated:

(Dollars in millions)	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$116.0	8%	$107.0	8%
Interest-bearing demand deposits	448.1	33	450.9	35
Savings deposits	27.8	2	28.8	2
Time deposits less than $100,000	282.9	21	293.5	22
Time deposits $100,000 or more	498.9	36	424.0	33
Total Deposits	$1,373.7	100%	$1,304.2	100%

Deposits increased $69.6 million during the first six months of 2010 when compared to deposits at December 31, 2009.  Interest-bearing demand deposits decreased $2.8 million and non-interest bearing demand deposits increased by $9.0 million.  Time deposits increased $64.3 million due primarily to a $48 million increase in the accounts of a local municipality, included in time deposits $100,000 or more.  These funds are short-term in nature with $23 million maturing in three months and $25 million maturing in nine months.  We are shifting our focus to longer-term liabilities as we anticipate a rising interest rate environment in the future.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(Dollars in millions)	June 30, 2010	December 31, 2009

Securities sold under agreements to repurchase	$37.5	$47.6
Total short-term borrowings	$37.5	$47.6

FHLB advances	$196.9	$227.4
Junior subordinated debt	46.7	43.1
Total long-term borrowings	$243.6	$270.5

Total short-term borrowings decreased by approximately $10.1 million during the first six months of 2010 due to a decline in repurchase agreements as a result of business customers utilizing cash for operating needs.  Long-term borrowings decreased during the first six months of 2010 by $26.9 million due to the repayment of two FHLB advances totaling $30 million and scheduled monthly amortization of long-term advances, offset by an increase of $3.6 million in subordinated debt due to the additional issuance of the trust preferred securities by Trust III and the underlying junior subordinated debentures by First United Corporation in January 2010.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, maturities in or sales of the investment portfolio, loan repayments and income from earning assets.  When deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through arrangements with our correspondent banks or through the purchase of brokered certificates of deposit.  The Bank is also a member of the FHLB of Atlanta, Atlantic Central Bankers Bank and Community Bankers Bank which all provide other sources of liquidity. As discussed in Note I to the consolidated financial statements presented elsewhere in this report, we may from time to time access capital markets and/or borrow funds from private investors to meet some of our liquidity needs.  We actively manage our liquidity position through the Asset and Liability Management Committee of the Board of Directors.  Monthly reviews by management and quarterly reviews by the committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

In response to current economic conditions, management has performed an extensive review of the Bank’s liquidity position.  We have identified alternative methods to reduce the pledges on securities in our investment portfolio.  Throughout 2009 and into 2010, management made the decision not to reinvest called investments.  The growth in deposits and decreased loan demand has also attributed to our increased liquidity position.  In addition, the FDIC’s Temporary Liquidity Guaranty Program, which has been extended to December 31, 2010, has also allowed us to release investment collateral.   While management believes, the increased liquidity position is prudent in light of the current economic environment, the increased liquidity has a direct impact on the net interest margin and earnings as compared to prior periods.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

The following table presents the Corporation’s capital ratios:

			Required	Required
			For Capital	To Be
			Adequacy	Well
	June 30, 2010	December 31, 2009	Purposes	Capitalized

Total Capital (to risk-weighted assets)	12.01%	11.20%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)	10.34	9.60%	4.00	6.00
Tier 1 Capital (to average assets)	8.23	8.53%	3.00	5.00

At June 30, 2010, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.  Pursuant to the Treasury’s Capital Purchase Program, First United Corporation sold 30,000 shares of Series A Preferred Stock and a related warrant to purchase 326,323 shares of common stock at $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.

On May 17, 2010, First United Corporation paid a quarterly cash dividend on the Series A Preferred Stock in the amount of $375,000.  The third quarter dividend will be paid on August 16, 2010.

First United Corporation paid a cash dividend of $0.01 per common share on April 30, 2010.  On June 23, 2010, the Board of Directors declared another dividend of $0.01, to be paid on August 2, 2010 to shareholders of record as of July 14, 2010.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $90.2 million and $5.6 million, respectively, at June 30, 2010, compared to $87.3 million and $2.9 million, respectively, at December 31, 2009.  We are not a party to any other off-balance sheet arrangements.

See Note J to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2009.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2010 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in our risk factors have occurred since December 31, 2010 except as follows:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including First United Corporation and the Bank.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations.  Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions will limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as First United Corporation and the Bank, the changes resulting from the legislation will impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the Board of Governors of the Federal Reserve System announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The impact that these new rules will have on us is unknown at this time, but they do have the potential to reduce our non-interest income and this reduction could be material.

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

FIRST UNITED CORPORATION

Date: August 6, 2010	By:	/s/ William G. Grant
William B. Grant, Chairman of the Board, Chief Executive Officer and President

Date August 6, 2010	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)