Form 10-Q
period 2010-09-30
FIRST UNITED CORP/MD/
filed 2010-11-04
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
For quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,161,410 shares of common stock, par value $.01 per share, as of October 31, 2010.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Statements of Financial Condition –September 30, 2010 and December 31, 2009

Consolidated Statements of Operations - for the three and nine months ended September 30, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity - for the nine months ended September 30, 2010 and year ended December 31, 2009

Consolidated Statements of Cash Flows - for the nine months ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Controls and Procedures

Item 4.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Cash and due from banks	$253,433	$139,169
Interest bearing deposits in banks	108,818	50,502
Cash and cash equivalents	362,251	189,671
Investment securities – available-for-sale (at fair value)	239,257	273,784
Restricted investment in bank stock, at cost	12,931	13,861
Loans	1,044,024	1,121,884
Allowance for loan losses	(24,288)	(20,090)
Net loans	1,019,736	1,101,794
Premises and equipment, net	31,987	31,719
Goodwill and other intangible assets, net	14,808	15,241
Bank owned life insurance	30,140	29,386
Deferred tax assets	24,917	29,189
Other real estate owned	15,612	7,591
Accrued interest receivable and other assets	43,589	51,560
Total Assets	$1,795,228	$1,743,796

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$121,433	$106,976
Interest bearing deposits	1,264,996	1,197,190
Total deposits	1,386,429	1,304,166

Short-term borrowings	43,922	47,563
Long-term borrowings	243,364	270,544
Accrued interest payable and other liabilities	19,715	20,342
Dividends payable	64	615
Total Liabilities	1,693,494	1,643,230

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2010 and December 31, 2009 (discount of $217 and $261, respectively)	29,783	29,739
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,161 shares at September 30, 2010 and 6,144 at December 31, 2009	62	61
Surplus	21,403	21,305
Retained earnings	69,060	76,120
Accumulated other comprehensive loss	(18,574)	(26,659)
Total Shareholders’ Equity	101,734	100,566
Total Liabilities and Shareholders’ Equity	$1,795,228	$1,743,796

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Interest income
Interest and fees on loans	$46,595	$51,571
Interest on investment securities
Taxable	5,356	10,316
Exempt from federal income tax	2,689	2,932
Total investment income	8,045	13,248
Other	407	65
Total interest income	55,047	64,884
Interest expense
Interest on deposits	13,904	15,385
Interest on short-term borrowings	207	237
Interest on long-term borrowings	8,205	8,768
Total interest expense	22,316	24,390
Net interest income	32,731	40,494
Provision for loan losses	10,653	10,837
Net interest income after provision for loan losses	22,078	29,657
Other operating income
Changes in fair value on impaired securities	(10,401)	(18,334)
Portion of loss recognized in other comprehensive income (before taxes)	2,126	7,492
Net securities impairment losses recognized in operations	(8,275)	(10,842)
Net losses – other	(3,396)	(272)
Total net losses	(11,671)	(11,114)
Service charges	3,449	4,163
Trust department	2,978	2,631
Insurance commissions	2,003	2,123
Debit card income	1,198	1,029
Bank owned life insurance	754	401
Other	840	1,392
Total other income	11,222	11,739
Total other operating (loss)/income	(449)	625
Other operating expenses
Salaries and employee benefits	16,321	17,398
FDIC premiums	3,054	2,589
Equipment	2,384	2,568
Occupancy	2,208	2,097
Data processing	1,966	1,829
Other	7,634	8,555
Total other operating expenses	33,567	35,036
Loss before income taxes	(11,938)	(4,754)
Applicable income tax benefit	(6,233)	(2,696)
Net Loss	(5,705)	(2,058)
Accumulated preferred stock dividends and discount accretion	$(1,169)	$(1,041)
Net Loss Attributable to Common Shareholders	$(6,874)	$(3,099)
Basic net loss per common share	$(1.12)	$(.51)
Diluted net loss per common share	$(1.12)	$(.51)
Dividends declared per common share	$.03	$.60
Weighted average number of common shares outstanding	6,153	6,116
Weighted average number of diluted shares outstanding	6,153	6,116

See accompanying noted to the consolidated financial statements.

  FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Three Months Ended September 30,
	2010	2009
Interest income	(Unaudited)
Interest and fees on loans	$15,234	$17,061
Interest on investment securities
Taxable	953	3,041
Exempt from federal income tax	883	975
Total investment income	1,836	4,016
Other	183	61
Total interest income	17,253	21,138
Interest expense
Interest on deposits	4,682	4,835
Interest on short-term borrowings	68	82
Interest on long-term borrowings	2,602	2,916
Total interest expense	7,352	7,833
Net interest income	9,901	13,305
Provision for loan losses	3,467	6,917
Net interest income after provision for loan losses	6,434	6,388
Other operating income
Changes in fair value on impaired securities	397	(12,538)
Portion of loss recognized in other comprehensive income (before taxes)	(607)	3,877
Net securities impairment losses recognized in operations	(210)	(8,661)
Net losses – other	(687)	132
Total net losses	(897)	(8,529)
Service charges	1,119	1,460
Trust department	940	944
Insurance commissions	678	682
Debit card income	401	363
Bank owned life insurance	255	133
Other	387	417
Total other income	3,780	3,999
Total other operating income/(loss)	2,883	(4,530)
Other operating expenses
Salaries and employee benefits	5,384	5,551
FDIC premiums	980	838
Equipment	738	862
Occupancy	767	709
Data processing	662	665
Other	2,631	2,875
Total other operating expenses	11,162	11,500
Loss before income taxes	(1,845)	(9,642)
Applicable income tax benefit	(2,167)	(4,056)
Net Income/(Loss)	322	(5,586)
Accumulated preferred stock dividends and discount accretion	$(390)	$(389)
Net Loss Attributable to Common Shareholders	$(68)	$(5,975)
Basic net loss per common share	$(.01)	$(.97)
Diluted net loss per common share	$(.01)	$(.97)
Dividends declared per common share	$.01	$.20
Weighted average number of common shares outstanding	6,160	6,132
Weighted average number of diluted shares outstanding	6,160	6,132

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2009	$-	$61	$20,520	$93,092	$(40,983)	$72,690

Comprehensive income:
Net loss for the year				(11,324)		(11,324)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $8,407					12,422	12,422
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,311					1,938	1,938
Unrealized loss on derivatives, net of income taxes of $24					(36)	(36)
Comprehensive income						3,000
Issuance of 43,680 shares of common stock under dividend reinvestment plan			488			488
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP-30,000 shares	29,687					29,687
Preferred stock discount accretion	52			(52)		--
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(1,186)		(1,186)
Common stock dividends declared - $.70 per share				(4,410)		(4,410)

Balance at December 31, 2009	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive income:
Net loss year-to-date				(5,705)		(5,705)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $5,938					8,775	8,775
Unrealized loss on derivatives, net of income taxes of $467					(690)	(690)
Comprehensive income						2,380
Issuance of 5,297 shares of common stock under dividend reinvestment plan		1	28			29
Stock based compensation			70			70
Preferred stock discount accretion	44			(44)		--
Preferred stock dividends				(1,125)		(1,125)
Common stock dividends declared - $.03 per share				(186)		(186)

Balance at September 30, 2010	$29,783	$62	$21,403	$69,060	$(18,574)	$101,734

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities	(Unaudited)
Net loss	$(5,705)	$(2,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	10,653	10,837
Depreciation	1,899	2,046
Stock compensation	70	(16)
Amortization of intangible assets	622	867
Loss on sales of foreclosed real estate	838	114
Loss on loan sales	156	--
(Gain)/loss on disposal of fixed assets	(11)	63
Net amortization of investment securities discounts and premiums	578	161
Other-than-temporary-impairment loss on securities	8,275	10,842
Proceeds from sales of investment securities trading	99,626	--
Proceeds from maturities/calls of investment securities trading	17,167	--
Loss on trading securities	251	226
Loss/(gain) on sales of investment securities – available-for-sale	2,162	(131)
Decrease/(increase) in accrued interest receivable and other assets	6,604	(1,425)
Deferred tax benefit	(1,178)	(437)
(Decrease)/increase in accrued interest payable and other liabilities	(627)	255
Earnings on bank owned life insurance	(754)	(401)
Net cash provided by operating activities	140,626	20,943

Investing activities
Proceeds from maturities/calls of investment securities available- for-sale	95,795	73,738
Proceeds from sales of investment securities available-for-sale	12,297	37,878
Purchases of investment securities available-for-sale	(186,911)	(70,170)
Proceeds from sales of foreclosed real estate	2,007	1,148
Proceeds from loan sales	1,764	--
Proceeds from disposal of fixed assets	11	--
Net decrease/(increase) in loans	58,619	(14,974)
Net decrease in bank stock	930	72
Purchases of premises and equipment	(2,167)	(3,348)
Net cash (used in)/provided by investing activities	(17,655)	24,344

Financing activities
Net increase in deposits	82,263	14,245
Net decrease in short-term borrowings	(3,641)	(4,266)
Proceeds from long-term borrowings	3,609	--
Payments on long-term borrowings	(30,789)	(788)
Proceeds from issuance of preferred stock and warrants	--	30,000
Cash dividends paid on common stock	(737)	(3,665)
Proceeds from issuance of common stock	29	366
Preferred stock dividends paid	(1,125)	(813)
Net cash provided by financing activities	49,609	35,079
Increase in cash and cash equivalents	172,580	80,366
Cash and cash equivalents at beginning of the year	189,671	19,305
Cash and cash equivalents at end of period	$362,251	$99,671

Supplemental information
Interest paid	$22,731	$25,679
Taxes paid	$70	$1,750
Non-cash investing activities:
Transfers from loans to foreclosed real estate	$10,865	$2,899
Transfers from available-for-sale to trading	$117,078	$409

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2010 presentation.  Such reclassifications had no impact on net income/(loss) or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note B – Earnings/(Loss) Per Common Share

Basic loss per common share is derived by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted loss per share is derived by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There is no dilutive effect on the earnings per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2010 and 2009 (in thousands, except for per share amounts):

	For the nine months ended September 30,
	2010			2009

	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net loss	$(5,705)			$(2,058)
Accumulated preferred stock dividends	(1,125)			(1,004)
Discount accretion on preferred stock	(44)			(37)
Net loss attributable to common shareholders	$(6,874)	6,153	$(1.12)	$(3,099)	6,116	$(.51)

Diluted Earnings Per Share:
Net loss attributable to common shareholders	$(6,874)	6,153	$(1.12)	$(3,099)	6,116	$(.51)
Diluted net loss attributable to common shareholders	$(6,874)	6,153	$(1.12)	$(3,099)	6,116	$(.51)

	For the three months ended September 30,
	2010			2009

	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic Earnings Per Share:
Net income/(loss)	$322			$(5,586)
Accumulated preferred stock dividends	(375)			(375)
Discount accretion on preferred stock	(15)			(14)
Net loss attributable to common shareholders	$(68)	6,160	$(.01)	$(5,975)	6,132	$(.97)

Diluted Earnings Per Share:
Net loss attributable to common shareholders	$(68)	6,160	$(.01)	$(5,975)	6,132	$(.97)
Diluted net loss attributable to common shareholders	$(68)	6,160	$(.01)	$(5,975)	6,132	$(.97)

Note C – Net Losses

The following table summarizes the gain/loss activity for the nine- and three-month periods ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
	2010	2009
Available-for-sale securities:
Other-than-temporary impairment charges	$(8,275)	$(10,842)
Realized gains	262	131
Realized losses	(170)	--
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	2,852	--
Losses recognized in earnings	(5,106)	--
Net (loss)/gain recognized on available-for-sale securities	(2,162)	131

Trading securities:
Gross gains on sales	972	--
Gross losses on sales	(1,223)	--
Net loss recognized on sales	(251)	--
Unrealized loss recognized on trading securities still held	--	(226)
Net loss on trading securities	(251)	(226)
Loss on loan sales	(156)	--
Loss on foreclosed real estate	(838)	(114)
Gain/(loss) on disposal of fixed assets	11	(63)
Net losses	$(11,671)	$(11,114)

	Three months ended September 30,
	2010	2009
Available-for-sale securities:
Other-than-temporary impairment charges	$(210)	$(8,661)
Realized gains	--	35
Realized losses	(170)	--
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	--	--
Losses recognized in earnings	--	--
Net (loss)/gain recognized on available-for-sale securities	(170)	35

Trading securities:
Gross gains on sales	--	--
Gross losses on sales	--	--
Net loss recognized on sales	--	--
Unrealized gain recognized on trading securities still held	--	147
Net gain on trading securities	--	147
Loss on loan sales	--	--
(Loss)/gain on foreclosed real estate	(528)	13
Gain/(loss) on disposal of fixed assets	11	(63)
Net losses	$(897)	$(8,529)

Note D – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	September 30, 2010	December 31, 2009
Cash and due from banks, weighted average interest rate of 0.18% (at September 30, 2010)	$253,433	$139,169

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of September 30, 2010 and December 31, 2009, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”) and Community Bankers Bank (“CBB”).

	September 30, 2010	December 31, 2009
FHLB daily investments, interest rate of 0.10% (at September 30, 2010)	$77,657	$49,727
FTN daily investments, interest rate of 0.15% (at September 30, 2010)	1,150	700
FTN Fed Funds sold, interest rate of 0.25% (at September 30, 2010)	--	75
CBB Fed Funds sold, interest rate of 0.22% (at September 30, 2010)	30,011	--
	$108,818	$50,502

Note E – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.
The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale at September 30, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
September 30, 2010
U.S. government agencies	$31,827	$228	$3	$32,052	$--
Residential mortgage-backed agencies	96,852	1,891	284	98,459	--
Collateralized mortgage obligations	838	--	101	737	--
Obligations of states and political subdivisions	93,465	5,116	171	98,410	--
Collateralized debt obligations	36,382	--	26,783	9,599	17,827
Totals	$259,364	$7,235	$27,342	$239,257	$17,827

December 31, 2009
U.S. government agencies	$68,487	$274	$498	$68,263	$--
Residential mortgage-backed agencies	59,640	2,946	13	62,573	--
Collateralized mortgage obligations	40,809	--	7,612	33,197	1,574
Obligations of states and political subdivisions	95,190	2,501	388	97,303	--
Collateralized debt obligations	44,478	--	32,030	12,448	14,127
Totals	$308,604	$5,721	$40,541	$273,784	$15,701

Proceeds from sales of securities and the realized gains and losses for the nine- and three-month periods ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Proceeds	$12,297	$37,878	$10,029	$8,510
Realized gains	262	131	--	35
Realized losses	170	--	170	--

The following table shows the Corporation’s available-for-sale securities with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and December 31, 2009 (in thousands):

	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
U.S. government agencies	$10,019	$3	$--	$--
Residential mortgage-backed agencies	23,080	284	--	--
Collateralized mortgage obligations	--	--	737	101
Obligations of states and political subdivisions	6,152	171	--	--
Collateralized debt obligations	--	--	9,599	26,783
Totals	$39,251	$458	$10,336	$26,884

December 31, 2009
U.S. government agencies	$36,090	$371	$14,873	$127
Residential mortgage-backed agencies	589	13	--	--
Collateralized mortgage obligations	--	--	33,197	7,612
Obligations of states and political subdivisions	12,154	123	8,075	265
Collateralized debt obligations	--	--	12,448	32,030
Totals	$48,833	$507	$68,593	$40,034

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the valuations between December 31, 2009 and September 30, 2010.

Residential Mortgage-Backed Agencies - Three residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of September 30, 2010.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at September 30, 2010.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of one security at September 30, 2010, has been in an unrealized loss position for 12 months or more.  This security is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount.  As of September 30, 2010, this security remains at investment grade and continues to perform as expected at the time of purchase.  During the third quarter 2010, two private label residential mortgage backed securities were sold in order to enhance the credit quality of the investment portfolio and to minimize the risks associated with further declines in the residential mortgage markets.  The Corporation does not intend to sell the remaining security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity.  Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2010.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $171 thousand at September 30, 2010.  Four securities have been in an unrealized loss position for less than 12 months.  All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Collateralized Debt Obligations - The $26.8 million in unrealized losses greater than 12 months at September 30, 2010 relates to 18 pooled trust preferred securities that comprise the CDO portfolio.  See Note H for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were two securities that had additional credit-related OTTI charges during the third quarter of 2010 and 11 securities with previously recorded OTTI charges that had no further impairment.  As a result of this assessment, the Corporation recorded $8.3 million in credit-related OTTI losses on these securities for the nine months ended September 30, 2010.  The unrealized losses on the remaining five securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of OTTI charges related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold for the nine- and three-month periods ended September 30, 2010 and September 30, 2009 (in thousands):

	September 30, 2010	September 30, 2009
Balance of credit-related OTTI at January 1	$10,765	$2,724
Additions for credit-related OTTI not previously recognized	1,402	7,925
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	6,873	2,917
Decreases for previously recognized credit-related OTTI because there is current intent to sell	(4,369)	(7,845)
Reduction for increases in cash flows expected to be collected	(33)	--
Balance of credit-related OTTI at September 30	$14,638	$5,721

Balance of credit-related OTTI at July 1	$14,461	$2,181
Additions for credit-related OTTI not previously recognized	--	5,744
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	210	2,917
Decreases for previously recognized credit-related OTTI because there is current intent to sell	--	(5,121)
Reduction for increases in cash flows expected to be collected	(33)	--
Balance of credit-related OTTI at September 30	$14,638	$5,721

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2010 and December 31, 2009 are shown in the following table (in thousands).  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Due in one year or less	$--	$--	$--	$--
Due after one year through five years	14,221	14,166	14,095	14,294
Due after five years through ten years	29,174	29,737	26,687	27,367
Due after ten years	118,279	96,158	167,373	136,353
	161,674	140,061	208,155	178,014
Residential mortgage-backed agencies	96,852	98,459	59,640	62,573
Collateralized mortgage obligations	838	737	40,809	33,197
	$259,364	$239,257	$308,604	$273,784

Note F - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank and CBB, is carried at cost and is considered a long-term investment.

The Company recognizes dividends on a cash basis.  For the nine months ended September 30, 2010, dividends of $33,600 were recognized in earnings.  For the comparable period of 2009, dividends of $29,000 were recognized in earnings.

Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2010.

Note G – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2010 and December 31, 2009 (in thousands):

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2010
Total loans	$351,594	$172,330	$71,446	$362,473	$86,181	$1,044,024
Individually evaluated for impairment	18,646	44,196	6,341	12,296	154	81,633
Collectively evaluated for impairment	332,948	128,134	65,105	350,177	86,027	962,391

December 31, 2009
Total loans	$326,826	$231,724	$81,256	$373,223	$108,855	$1,121,884
Individually evaluated for impairment	33,597	72,047	12,254	13,332	--	131,230
Collectively evaluated for impairment	293,229	159,677	69,002	359,891	108,855	990,654

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures.  The acquisition and development (“A&D”) loan segment is further disaggregated into two classes. One to four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures.  These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan.  The commercial and industrial (C&I) loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000, and if the loan either is in nonaccrual status, or is risk rated Substandard and is greater than 60 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Corporation does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods:  (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs.  The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method.  The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis.  The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2010 and December 31, 2009 (in thousands):

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2010
Commercial real estate
Non owner-occupied	$1,137	$197	$6,029	$7,166	$7,166
All other CRE	713	80	10,767	11,480	11,680
Acquisition and development
1-4 family residential construction	2,902	245	442	3,344	3,390
All other A&D	20,197	6,688	20,655	40,852	41,063
Commercial and industrial	29	9	6,312	6,341	7,125
Residential mortgage
Residential mortgage - term	798	41	9,637	10,435	11,212
Residential mortgage – home equity	--	--	1,861	1,861	1,861
Consumer	--	--	154	154	172
Total impaired loans	$25,776	$7,260	$55,857	$81,633	$83,669

December 31, 2009
Commercial real estate
Non owner-occupied	$1,424	$356	$9,218	$10,642	$10,642
All other CRE	1,570	362	21,385	22,955	23,257
Acquisition and development
1-4 family residential construction	583	48	--	583	583
All other A&D	18,760	6,085	52,704	71,464	75,965
Commercial and industrial	821	335	11,433	12,254	13,038
Residential mortgage
Residential mortgage - term	5,519	438	3,836	9,355	9,981
Residential mortgage – home equity	--	--	3,977	3,977	4,011
Consumer	--	--	--	--	--
Total impaired loans	$28,677	$7,624	$102,553	$131,230	$137,477

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Average investment in impaired loans	$105,769	$78,715	$86,463	$81,662
Interest income recognized on an accrual basis on impaired loans	$1,889	$3,443	$533	$1,229
Interest income recognized on a cash basis on impaired loans	$-	$704	$-	$251

           The following table presents impaired loans that are troubled debt restructurings as of September 30, 2010 and December 31, 2009 (in thousands):

	Troubled Debt Restructurings at Period End		New Troubled Debt Restructurings in YTD Period		Troubled Debt Restructurings that Subsequently Defaulted during Prior 12 Months
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
September 30, 2010
Commercial real estate
Non owner-occupied	3	$3,804	1	$2,175	3	$3,502
All other CRE	--	--	--	--	--	--
Acquisition and development
1-4 family residential construction	1	324	1	324	--	--
All other A&D	10	9,310	2	1,010	--	--
Commercial and industrial	3	2,855	--	--	--	--
Residential mortgage
Residential mortgage - term	9	2,270	4	621	1	249
Residential mortgage – home equity	--	--	--	--	--	--
Consumer	--	--	--	--	--	--
Total	24	$18,563	8	$4,130	4	$3,751

December 31, 2009
Commercial real estate
Non owner-occupied	4	$1,927	4	$1,927	--	--
All other CRE	5	5,433	5	5,433	--	--
Acquisition and development
1-4 family residential construction	2	257	1	112	--	--
All other A&D	12	18,608	11	17,605	--	--
Commercial and industrial	4	4,542	4	4,542	--	--
Residential mortgage
Residential mortgage - term	16	4,410	16	4,410	--	--
Residential mortgage – home equity	1	304	1	304	--	--
Consumer	--	--	--	--		--
Total	44	$35,481	42	$34,333	--	$--

Management uses a ten point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.  The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category.  Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in their portfolios at origination and on an ongoing basis.  The Credit Quality Department performs an annual review of all commercial relationships $500,000 or greater.  Confirmation of the appropriate risk grade is included in the review on an ongoing basis.  The Bank has an experienced Loan Review Department that continually reviews and assesses loans within the portfolio.  The Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $750,000 and/or criticized relationships greater than $500,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2010 and December 31, 2009 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2010
Commercial real estate
Non owner-occupied	$147,482	$13,944	$20,341	$197	$181,964
All other CRE	105,155	10,597	53,798	80	169,630
Acquisition and development
1-4 family residential construction	67,980	2,045	7,525	245	77,795
All other A&D	27,777	5,258	54,812	6,688	94,535
Commercial and industrial	45,130	1,835	24,472	9	71,446
Residential mortgage
Residential mortgage - term	262,970	3,046	17,749	41	283,806
Residential mortgage – home equity	75,400	--	3,267	--	78,667
Consumer	85,313	17	851	--	86,181
Total	$817,207	$36,742	$182,815	$7,260	$1,044,024

December 31, 2009
Commercial real estate
Non owner-occupied	$144,238	$1,087	$15,140	$356	$160,821
All other CRE	109,054	11,110	45,479	362	166,005
Acquisition and development
1-4 family residential construction	72,438	--	2,456	48	74,942
All other A&D	64,301	13,190	73,206	6,085	156,782
Commercial and industrial	64,266	354	16,301	335	81,256
Residential mortgage
Residential mortgage - term	273,722	548	17,786	438	292,494
Residential mortgage – home equity	74,195	1,426	5,108	--	80,729
Consumer	107,545	18	1,292	--	108,855
Total	$909,759	$27,733	$176,768	$7,624	$1,121,884

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of September 30, 2010 and December 31, 2009 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due	Non- Accrual	Total Loans
September 30, 2010
Commercial real estate
Non owner-occupied	$176,191	$1,592	$148	$--	$1,740	$4,033	$181,964
All other CRE	160,874	73	7,585	156	7,814	942	169,630
Acquisition and development
1-4 family residential construction	76,863	--	491	--	491	441	77,795
All other A&D	67,317	283	--	--	283	26,935	94,535
Commercial and industrial	68,829	463	1,377	--	1,840	777	71,446
Residential mortgage
Residential mortgage - term	273,112	709	4,321	822	5,852	4,842	283,806
Residential mortgage – home equity	77,042	754	43	--	797	828	78,667
Consumer	83,343	1,924	636	124	2,684	154	86,181
Total	$983,571	$5,798	$14,601	$1,102	$21,501	$38,952	$1,044,024

December 31, 2009
Commercial real estate
Non owner-occupied	$155,337	$1,276	$162	$--	$1,438	$4,046	$160,821
All other CRE	164,555	1,450	--	--	1,450	--	166,005
Acquisition and development
1-4 family residential construction	72,284	761	651	--	1,412	1,246	74,942
All other A&D	120,629	73	82	--	155	35,998	156,782
Commercial and industrial	80,810	288	158	--	446	--	81,256
Residential mortgage
Residential mortgage - term	270,304	12,544	4,190	1,483	18,217	3,973	292,494
Residential mortgage – home equity	78,410	580	485	--	1,065	1,254	80,729
Consumer	104,676	2,656	1,169	287	4,112	67	108,855
Total	$1,047,005	$19,628	$6,897	$1,770	$28,295	$46,584	$1,121,884

An allowance for loan losses (“ALL”) is maintained to absorb losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment (discussed above) and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.   The total of the two components represents the Bank’s ALL.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Management tracks the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer pools currently utilize a rolling 12 quarters, while Commercial pools currently utilize a rolling 8 quarters.

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. The un-criticized (“pass”) pools for commercial and residential real estate real estate are further segmented based upon the geographic location of the underlying collateral.  There are seven geographic regions utilized – six that represent the Bank’s lending footprint and a seventh for all out-of-market credits.  Different economic environments and resultant credit risks exist in each region that are acknowledged in the assignment of qualitative factors.  Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: national and local economic trends and conditions; levels of and trends in delinquency rates and non-accrual loans; trends in volumes and terms of loans; effects of changes in lending policies; experience, ability, and depth of lending staff; value of underlying collateral; and concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2010 and December 31, 2009.  Activity in the allowance is presented for the nine months ended September 30, 2010 (in thousands):

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at December 31, 2009	$5,351	$7,922	$1,945	$3,061	$1,811	$20,090
Charge-offs	(513)	(3,601)	(1,402)	(1,701)	(1,489)	(8,706)
Recoveries	94	1,067	380	330	380	2,251
Provision	1,103	5,169	985	2,449	947	10,653
ALL balance at September 30, 2010	$6,035	$10,557	$1,908	$4,139	$1,649	$24,288
Individually evaluated for impairment	277	6,933	9	41	--	7,260
Collectively evaluated for impairment	5,758	3,624	1,899	4,098	1,649	17,028

ALL balance at December 31, 2009	$5,351	$7,992	$1,945	$3,061	$1,811	$20,090
Individually evaluated for impairment	718	6,133	335	438	--	7,624
Collectively evaluated for impairment	4,633	1,789	1,610	2,623	1,811	12,466

The allowance for loan losses is based on estimates, and actual losses will vary from current estimates.   Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

Note H – Fair Value of Financial Instruments

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

Level 2: Quoted prices that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.  Level 2 inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).  It also includes inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).  Several sources are utilized for valuing these assets, including a contracted valuation service, Standard & Poor’s (“S&P”) evaluations and pricing services, and other valuation matrices.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of September 30, 2010.

Investments available-for-sale – The fair value of investments available-for-sale is determined using a market approach.  As of September 30, 2010, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2010, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.4 million and a fair value of $9.6 million. The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management believes the change will provide a more consistent approach going forward and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and September 30, 2010.

The approach of the third party utilized beginning in the first quarter of 2010 to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

In determining the fair values of the CDOs with no intent to sell at December 31, 2009, Moody’s Analytics utilized an income valuation approach (present value technique) which maximizes the use of observable inputs and minimizes the use of unobservable inputs.  Management believes that this approach is more indicative of fair value than the market approach that has been used historically, and involves several steps.  The credit quality of the collateral was estimated using the average probability of default values for each underlying issuer, adjusted for credit ratings.  The default probabilities also considered the potential for correlation among issuers within the same industry, such as banks with other banks.  The loss given default was assumed to be 95%, allowing for a 5% recovery of collateral.  Management elected to utilize the option assuming that there were no defaults or deferrals for a two-year time period for those banks who have publicly announced participation in the Treasury’s Capital Purchase Program (the “CPP”). The cash flows for the securities were forecast for the underlying collateral and applied to each tranche in the structure to determine the resulting distribution among the securities.  These expected cash flows were then discounted to calculate the present value of the security.  The effective discount rate utilized by Moody’s Analytics for the various securities in the present value calculation was the three-month LIBOR plus 200 basis points (a risk free rate plus a premium for illiquidity).  The resulting prices are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions.   Moody’s Analytics modeled the calculations in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

		Fair Value Measurements at September 30, 2010 Using (In Thousands)
Description	Assets Measured at Fair Value 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obsevable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$32,052		$32,052
Residential mortgage-backed agencies	$98,459		$98,459
Collateralized mortgage obligations	$737		$737
Obligations of states and political subdivisions	$98,410		$98,410
Collateralized debt obligations	$9,599			$9,599
Financial Derivative	$(1,217)			$(1,217)
Non-recurring:
Impaired loans1	$18,516			$18,516
Foreclosed real estate	$1,011			$1,011
1The impaired loans fair value consists of impaired loans net of the $7,260 valuation allowance.

		Fair Value Measurements at December 31, 2009 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obsevable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$68,263		$68,263
Residential mortgage-backed agencies	$62,573		$62,573
Collateralized mortgage obligations	$33,197		$33,197
Obligations of states and political subdivisions	$97,303		$97,303
Collateralized debt obligations	$12,448			$12,448
Financial Derivative	$(60)			$(60)
Non-recurring:
Impaired loans1	$21,053			$21,053
Foreclosed real estate	$40			$40
1The impaired loans fair value consists of impaired loans net of the $7,624 valuation allowance.

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2010 or September 30, 2009.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the nine and three months ended September 30, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$--	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,275)	1	--
Included in other comprehensive loss	5,628	--	(1,157)
Purchases, issuances, and settlements	--	--	--
Transfers from Available-for-Sale to Trading	--	--	--
Transfers in and/or out of Level 3	--	--	--
Sales	(202)	(1)	--
Ending balance September 30, 2010	$9,599	$--	$(1,217)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,275)	$--	$--

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance July 1, 2010	$9,318	$--	$(850)
Total gains/(losses) realized/unrealized:
Included in earnings	(210)	--	--
Included in other comprehensive loss	491	--	(367)
Purchases, issuances, and settlements	--	--	--
Transfers from Available-for-Sale to Trading	--	--	--
Transfers in and/or out of Level 3	--	--	--
Sales	--	--	--
Ending balance September 30, 2010	$9,599	$--	$(1,217)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(210)	$--	$--

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

Restricted Bank stock:  The carrying value of stock issued by the FHLB of Atlanta, Atlantic Central Bankers Bank and CBB approximates fair value based on the redemption provisions of the stock.

Loans (excluding impaired loans with specific loss allowances):  For variable rate loans that reprice frequently or “in one year or less”, and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$253,433	$253,433	$139,169	$139,169
Interest bearing deposits in banks	108,818	108,818	50,502	50,502
Investment securities-AFS	239,257	239,257	273,784	273,784
Restricted Bank stock	12,931	12,931	13,861	13,861
Loans, net	1,019,736	995,703	1,101,794	1,093,241
Accrued interest receivable	5,319	5,319	6,103	6,103

Financial Liabilities:
Deposits	1,386,429	1,356,330	1,304,166	1,251,465
Borrowed funds	287,286	297,412	318,107	325,090
Accrued interest payable	2,466	2,466	2,881	2,881
Financial derivative	1,217	1,217	60	60
Off balance sheet financial instruments	--	--	--	--

Note I – Comprehensive Income/(Loss)

Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains (losses) on investment securities available-for-sale, pension obligations and cash flow hedges. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $2.4 million and $7.3 million for the nine months ended September 30, 2010 and 2009, respectively, and $2.1 million and $6.1 million for the three months ended September 30, 2010 and 2009, respectively.

The following table presents the accumulated other comprehensive loss for the 12 months ended December 31, 2009 and the three months ended March 31, 2010, June 30, 2010 and September 30, 2010 (in thousands):

	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2008	$--	$(33,190)	$--	$(7,386)	$(407)	$(40,983)
Net gain/(loss) during period	(9,364)	21,786	(36)	2,335	(397)	14,324
Balance-December 31, 2009	(9,364)	(11,404)	(36)	(5,051)	(804)	(26,659)
Net gain/(loss) during period	(2,208)	7,921	(163)	--	--	5,550
Balance-March 31, 2010	(11,572)	(3,483)	(199)	(5,051)	(804)	(21,109)
Net gain/(loss) during period	578	506	(309)	--	--	775
Balance-June 30, 2010	(10,994)	(2,977)	(508)	(5,051)	(804)	(20,334)
Net gain/(loss) during period	362	1,616	(218)	--	--	1,760
Balance-September 30, 2010	$(10,632)	$(1,361)	$(726)	(5,051)	(804)	(18,574)

The following table presents the components of other comprehensive income/(loss) for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands):

	Nine Months Ended September 30		Three Months Ended September 30
Components of OCI	2010	2009	2010	2009
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(10,401)	$(18,334)	$397	$(12,538)
Less: OTTI charges recognized in income	(8,275)	(10,842)	(210)	(8,661)
Unrealized (losses)/gains on investments with OTTI	(2,126)	(7,492)	607	(3,877)
Taxes	858	3,023	(245)	1,564
Net unrealized (losses)/gains on investments with OTTI	(1,268)	(4,469)	362	(2,313)

Available for sale securities – all other:
Unrealized holding gains during the period	4,447	5,178	3,108	11,264
Less: reclassification adjustment for losses recognized in income	(1,992)	--	--	--
Less: securities with OTTI charges during the period	(10,401)	(18,334)	397	(12,538)
Unrealized gains on all other AFS securities	16,840	23,512	2,711	23,802
Taxes	(6,797)	(9,489)	(1,095)	(9,606)
Net unrealized gains on all other AFS securities	10,043	14,023	1,616	14,196

Net unrealized gains on AFS securities	8,775	9,554	1,978	11,883

Unrealized losses on cash flow hedges	(1,157)	(284)	(367)	(284)
Taxes	467	115	149	115
Net unrealized losses on cash flow hedges	(690)	(169)	(218)	(169)

Total	$8,085	$9,385	$1,760	$11,714

Note J – Junior Subordinated Debentures

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

$20.6 million—floating rate payable quarterly based on floating rate based on three-month LIBOR plus 275 basis points (3.04% at September 30, 2010), maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.04% at September 30, 2010) maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures.  The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.14% at September 30, 2010).  The debentures mature in 2014, but are redeemable five years after issuance at First United Corporation’s option.

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

The debentures issued to the foregoing trusts represent the sole assets of those trusts, and payments of the debentures by First United Corporation are the only sources of cash flow for the trusts.  First United Corporation has the right to defer interest on all of the foregoing debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred.  Should this occur, First United Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.  As of September 30, 2010, First United Corporation has not deferred any payments.

Note K – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year (in thousands):

	September 30, 2010	December 31, 2009
Securities sold under agreements to repurchase, with weighted average interest rate at end of period of 0.47% and 0.66%, respecitvely	43,922	47,563
	$43,922	$47,563

At September 30, 2010, the repurchase agreements were secured by $45.0 million in available for sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year (in thousands):
	September 30, 2010	December 31, 2009
FHLB advances, bearing interest at rates ranging from 2.46% to 4.93% at September 30, 2010	$196,634	$227,423
Junior subordinated debt, bearing interest at rates ranging from 2.14% to 9.88% at September 30, 2010	46,730	43,121
	$243,364	$270,544

At September 30, 2010, the long-term FHLB advances are secured by $134.0 million in loans, $76.0 million in cash, and $7.6 million in securities.

The contractual maturities of all long-term borrowings are as follows (in thousands):

	September 30, 2010	December 31, 2009
Due in 2010	$250	$31,000
Due in 2011	51,000	51,000
Due in 2012	44,250	44,250
Due in 2013	--	--
Due in 2014	5,000	--
Thereafter	142,864	144,294
Total long-term debt	$243,364	$270,544

Note L - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”):

Pension	For the nine months ended September 30,		For the three months ended September 30,
(In thousands)	2010	2009	2010	2009
Service cost	$--	$606	$--	$202
Interest cost	981	912	327	304
Expected return on assets	(1,523)	(1,275)	(508)	(425)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized net actuarial loss	259	465	86	155
Amortization of prior service cost	5	9	2	3
Net pension expense included in employee benefits	$(308)	$687	$(103)	$229

SERP	For the nine months ended September 30,		For the three months ended September 30,
(In thousands)	2010	2009	2010	2009
Service cost	$130	$100	$43	$33
Interest cost	203	172	68	58
Amortization of recognized loss	45	--	15	--
Amortization of prior service cost	94	95	31	32
Net pension expense included in employee benefits	$472	$367	$157	$123

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

Note M - Equity Compensation Plan Information

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of First United Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  There were no grants of restricted stock outstanding at September 30, 2010.

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

Stock-based awards were made to non-employee directors in May 2010.  Each award, which is part of the director’s annual compensation package, totaled 12,166 shares having a fair market value of $5.75 per share.  Share-based compensation expense for the nine months ended September 30, 2010 was $70,000.

Note N – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $5.2 million of outstanding standby letters of credit at September 30, 2010 and $2.9 million at December 31, 2009.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2010 and December 31, 2009 is material.

Note O – Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. At September 30, 2010, the fair value of the interest rate swap contracts was ($1.2) million and was reported in Other Liabilities on the Consolidated Statements of Financial Condition.  Cash in the amount of $1.2 million was posted as collateral as of September 30, 2010.

For the nine months ended September 30, 2010, the Corporation recorded a decrease in the value of the derivatives of $1.2 million and the related deferred tax benefit of $467 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  For the three months ended September 30, 2010, the Corporation recorded a decrease in the value of the derivatives of $367 thousand and the related deferred tax benefit of $149 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the nine months ending September 30, 2010.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2010.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the periods indicated.

Derivative in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portfion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended September 30, 2010	$(690)	$--	$--
Three months ended September 30, 2010	$(218)	$--	$--

(a)	Reported as interest expense
(b)	Reported as other income

Note P – Variable Interest Entities

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The Partnership will be financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership will use the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total projected cost of $10.6 million.  The total assets of the Partnership were approximately $6.7 million at September 30, 2010 and $ 2.0 million at December 31, 2009.

Through September 30, 2010, the Bank had made contributions totaling $3.2 million.  The remaining $2.8 million in contributions are scheduled to be made over the balance of 2010 and into the first quarter of 2011.  Once the project is complete, estimated to be in March 2011, and certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period.  The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At September 30, 2010 and December 31, 2009, the Corporation included the unfunded commitment in “Other Liabilities” and its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition.  The following table presents details of the Bank’s involvement with the Partnership at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,050	$6,050
Unfunded commitment (Other Liabilities)	2,823	5,498
Maximum exposure to loss	6,050	6,050

Note Q – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

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

In January 2010, the FASB amended fair value measurement and disclosure guidance in ASU No. 2010-6 to require disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and to require separate presentation of information about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. The amended guidance also clarifies existing requirements that (a) fair value measurement disclosures should be disaggregated for each class of asset and liability and (b) disclosures about valuation techniques and inputs for both recurring and nonrecurring Level 2 and Level 3 fair value measurements should be provided. The Corporation has implemented this guidance, which became effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The adoption of this guidance did not impact the Corporation’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified in December 2009 as ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”).  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, ASU 2009-16 amends the guidance found in ASC Topic 860, Transfers and Servicing, by removing the concept of a qualifying special-purpose entity and by modifying the financial-components approach used in Topic 860. The Corporation adopted the amended guidance, which became effective for fiscal years beginning after November 15, 2009.  The adoption of ASU 2009-16 did not have any impact on its financial position and results of operations.

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

Management evaluated whether the accounting for the VIEs that existed at December 31, 2009 would change as a result of the transition to the new standard effective January 1, 2010.  Management’s review concluded that the existing VIEs, which were determined to not require consolidation under the old standard, would continue to not require consolidation under the new standard.  Management determined that the accounting treatment for the subordinated debentures issued by the Trusts described in Note J continues to be appropriate because the Corporation’s equity is not at risk. The treatment of the Corporation’s investment in a limited partnership is considered a VIE and is evaluated in Note P.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009). On an on-going basis, management evaluates its estimates, including those related to loan losses, intangible assets, other-than-temporary impairment (“OTTI”) of investment securities and pension plan assumptions.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management described its critical accounting policies in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.  The following discussion updates critical accounting policies that were contained in the Annual Report on Form 10-K to reflect recent changes.

Other-Than-Temporary Impairment of Investment Securities

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management systematically evaluates securities for impairment on a quarterly basis.  Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the valuations between December 31, 2009 and September 30, 2010.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2010 and 2009 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the nine months ended September 30,
	2010	2009
Per Share Data
Basic net loss per common share	$(1.12)	$(.51)
Diluted net loss per common share	$(1.12)	$(.51)

Dividends Paid on common shares	$.12	$.60
Book Value	$11.67	$12.35

Significant Ratios
Return on Average Assets (a)	(.43%)	(.16%)
Return on Average Equity (a)	(7.50%)	(2.68%)
Dividend Payout Ratio (b)	(12.94%)	(178.16%)
Average Equity to Average Assets	5.72%	6.15%

    Note: (a) Annualized
              (b) Cash dividends paid on common stock as a percent of net loss

RESULTS OF OPERATIONS

Overview

Consolidated net loss attributable to common shareholders for the first nine months of 2010 was $6.87 million, compared to net loss attributable to common shareholders of $3.1 million for the same period of 2009.  Basic and diluted net loss per common share for the first nine months of 2010 were $1.12, compared to basic and diluted net loss per common share of $0.51 for the same period of 2009.  The net loss was a result primarily from a decline in net interest income of $7.8 million and $3.4 million of net losses related to a restructuring of the investment portfolio, and losses on the sale of foreclosed real estate.  These losses were partially offset by a net income tax benefit of $6.2 million and a decrease of $2.6 million in credit-related OTTI charges when comparing the first nine months of 2010 to the first nine months of 2009.  The decline in net interest income resulted in a compressed net interest margin, on a fully tax-equivalent basis, of 2.78% when compared to 3.68% in the first nine months of 2009.  Interest income on our interest earning assets declined $10.0 million, on a fully tax-equivalent basis, due to the increase in non-accrual loans throughout 2009, the decline in loan balances, the decrease in the investment portfolio and the lower interest rate environment.  Additionally, during 2009 and throughout the first nine months of 2010, we elected to maintain an increased liquidity position.  Our cash position has increased significantly due to our election not to reinvest cash from called investments and continued growth in our deposit base.   This increase in cash levels has had a negative impact on our net interest income in the first nine months of 2010 of approximately $8.3 million, or 67 basis points on our net interest margin.

The provision for loan losses was $10.7 million for the nine months ended September 30, 2010, compared to $10.8 million for the same period of 2009.  Specific allocations were made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and management increased the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Interest expense on our interest-bearing liabilities decreased $2.1 million in spite of a $131 million increase in average deposits partially offset by a $20 million decrease in average debt outstanding.  The decline in expense was due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and retail and brokered certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.

Other operating income decreased $1.1 million during the first nine months of 2010 when compared to the same period of 2009. This decrease is primarily attributable to $3.4 million of net losses related to a restructuring of the investment portfolio to limit potential market and interest rate risk from a rising rate environment and credit risk,  losses on sales of foreclosed real estate and sales of loans, partially offset by a decrease of $2.6 million in credit-related OTTI charges.  Management also noted a decline of $.7 million in service charge income due to the decline in consumer spending and the resulting decrease in overdraft income.  Operating expenses decreased $1.5 million in the first nine months of 2010 when compared to the same period of 2009.  This decrease is due primarily to a $1.1 million decline in salaries and benefits resulting from reduced service costs in the pension plan and elimination of all performance based pay for employees and management in 2010.

Consolidated net loss attributable to common shareholders for the third quarter of 2010 totaled $.1 million or $.01 per share, compared to net loss attributable to common shareholders of $6.0 million or $.97 per share for the same period of 2009.  The net interest margin, on a fully tax-equivalent basis, for the third quarter of 2010 was 2.51% compared to 3.53% for the same period of 2009.  This decrease is primarily attributable to a shift in the balance sheet mix from loans and investments to cash at lower investment rates.  The increased liquidity position, at lower rates, was the primary factor that negatively impacted third quarter results.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (“FTE”) basis to facilitate performance comparisons between taxable and tax-exempt assets.  Fully taxable equivalent income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2010 and 2009 (in thousands):

	For the nine months ended September 30,
	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$1,110,710	$46,635	5.61%	$1,132,999	$51,606	6.09%
Investment securities	247,401	9,491	5.15	330,823	14,827	5.99
Other interest earning assets	287,453	407	.19	65,614	65	.14
Total earning assets	$1,645,564	56,533	4.59%	$1,529,436	66,498	5.81%

Interest-bearing liabilities
Interest-bearing deposits	$1,253,588	13,904	1.48%	$1,122,255	15,385	1.83%
Short-term borrowings	45,507	207	.61	44,231	237	.72
Long-term borrowings	256,098	8,205	4.28	277,033	8,768	4.23
Total interest-bearing liabilities	$1,555,193	22,316	1.92%	$1,443,519	24,390	2.26%

Net interest income and spread		$34,217	2.67%		$42,108	3.55%
Net interest margin			2.78%			3.68%

Net interest income on an FTE basis decreased $7.9 million during the first nine months of 2010 over the same period in 2009 due to a $10.0 million (15.0%) decrease in interest income partially offset by a $2.1 million (8.5%) decrease in interest expense.  The decrease in net interest income resulted primarily from a shift in the mix of earning assets from loans and investment securities into cash and cash equivalents (other interest earning assets) for the periods compared, as the Corporation made the conscious decision to increase its liquidity position during this period of risk and economic uncertainty.  The cost of the liquidity position represented by the foregone interest income from the $221.8 million in incremental average liquidity was approximately $8.3 million, or 67 basis points of the 90 basis point decrease in the net interest margin from 3.68% during the first nine months of 2009 to 2.78% for the same time period of 2010.

The overall $116.1 million increase in average interest-earning assets at lower yields also impacted the 122 basis point decline in the average yield on our average earning assets, which dropped from 5.81% for the first nine months of 2009 to 4.59% for the first nine months of 2010 (on an FTE basis).

Interest expense decreased during the first nine months of 2010 when compared to the same period of 2009 due to an overall reduction in interest rates on time deposits driven by our decision to only increase special rates for full relationship customers, and the shorter duration of the portfolio. This more than offset the impact of a $111.7 million increase in average interest-bearing liabilities in the first nine months of 2010 when compared to the same time period for 2009, with interest-bearing deposits increasing by approximately $131.3 million. The overall effect of these changes was a 34 basis point decrease in the average rate paid on our average interest-bearing liabilities from 2.26% for the nine months ended September 30, 2009 to 1.92% for the same period of 2010.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2010 and 2009 (in thousands):

	For the three months ended September 30,
	2010			2009

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$1,063,538	$15,246	5.75%	$1,140,369	$17,076	5.94%
Investment securities	233,055	2,310	3.98	326,413	4,541	5.52
Other interest earning assets	365,817	183	.20	89,996	61	.29
Total earning assets	$1,662,410	17,739	4.28%	$1,556,778	21,678	5.52%

Interest-bearing liabilities
Interest-bearing deposits	$1,283,068	4,682	1.46%	$1,103,462	4,835	1.74%
Short-term borrowings	55,176	68	.49	45,523	82	.71
Long-term borrowings	243,526	2,602	4.29	276,770	2,916	4.18
Total interest-bearing liabilities	$1,581,770	7,352	1.86%	$1,425,755	7,833	2.18%

Net interest income and spread		$10,387	2.42%		$13,845	3.34%
Net interest margin			2.51%			3.53%

Net interest income on an FTE basis decreased $3.5 million for the third quarter of 2010 in comparison to the third quarter of 2009.  This decrease resulted from a decrease in interest income of $3.9 million partially offset by a $0.5 million decrease in interest expense during the period. Overall, the net interest margin decreased by 102 basis points from 3.53% to 2.51% when comparing quarter to quarter, due primarily to the change in earning asset mix discussed above.  Average loans decreased by $76.8 million and the average balance in investment securities declined by $93.4 million.  Other interest-earning assets increased $275.8 million due to the increased liquidity position.  Average interest-bearing liabilities increased by $156.0 million (10.9%) during the third quarter of 2010 when compared to the third quarter of 2009.  This increase resulted primarily from increases in interest-bearing deposits partially offset by decreases in long-term borrowings.  The effective rate on these liabilities decreased by 32 basis points as the Corporation continued to manage the rates on its certificates of deposit portfolio.

Provision for Loan Losses

The provision for loan losses was $10.7 million for the first nine months of 2010, compared to $10.8 million for the same period of 2009.  The provision for loan losses is a result of increases in the rolling historical loss rates and qualitative factors utilized in the determination of the allowance for loans collectively evaluated discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”.  Management strives to ensure that the Allowance for Loan Losses reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of losses, decreased $.5 million during the first nine months of 2010 when compared to the same period of 2009.  Service charge income decreased $.7 million due primarily to a reduction in non-sufficient funds (NSF) fees and increased charge-off overdraft fees.  Trust department income increased $.4 million during the first nine months of 2010 when compared to the first nine months of 2009 due to an increase in assets under management and the fees received on those accounts.  Income on Bank Owned Life Insurance increased $.4 million during the first nine months of 2010 when compared to the same period of 2009 due to the surrender of the separate account and purchase of general account contracts during the fourth quarter of 2009.

Net losses of $11.7 million were reported through other income in the first nine months of 2010 compared to $11.1 million during the same period of 2009.  There were $8.3 million in losses in 2010 that were attributable to other-than-temporary impairment losses on the investment portfolio, down from the $10.8 million in 2009.  Other losses of $3.4 million in the first nine months of 2010 consisted primarily of $2.4 million from sales of investments, $.2 million from a loan sale in the second quarter and $.8 million from sales of foreclosed real estate.

Other operating income, exclusive of losses, for the third quarter of 2010 decreased $.2 million when compared to the third quarter of 2009.  Service charge income decreased $.3 million due primarily to a reduction in NSF fees and increased charge-off overdrafts.  Bank Owned Life Insurance income increased $.1 million during the third quarter of 2010 when compared to the third quarter of 2009 due to the surrender of the separate account contracts and purchase of general account contracts during the fourth quarter of 2009.

Net losses of $0.9 million were reported through other income in the third quarter of 2010 compared to $8.5 million during the same period of 2009.  There were $.2 million in losses in the third quarter of 2010 attributable to other-than-temporary impairment losses on the investment portfolio, down from $8.7 million in 2009.  Other losses of $.7 million in the third quarter of 2010 consisted primarily of $.2 million from sales of investments and $.5 million from sales of foreclosed real estate.

The following table shows the major components of other operating income for the nine and three months ended September 30, 2010 and 2009, exclusive of net losses:

	Income as % of Total Other Operating Income
	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Service charges	31%	36%	30%	37%
Trust department	26%	22%	25%	24%
Insurance commissions	18%	18%	18%	17%
Debit card Income	11%	9%	10%	9%
Bank owned life insurance	7%	3%	7%	3%
Other income	7%	12%	10%	10%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses decreased $1.5 million (4%) for the first nine months of 2010 when compared to the first nine months of 2009.  For the third quarter 2010, other operating expenses decreased $.3 million, or 3%, when compared to the same time period of 2009.  The decrease for the first nine months of 2010 is primarily due to a decline of $1.1 million in salaries and benefits resulting from reduced service costs in the pension plan and elimination of all performance based pay for employees and management.  FDIC premiums increased $.5 million during the first nine months of 2010 when compared to the same period of 2009 due to the increased rate structure.  Other miscellaneous expenses decreased $.9 million for the first nine months of 2010 compared to the same time period of 2009.  This decrease is attributable to reductions in expenses such as marketing, postage, and office supplies.

The decrease in other operating expense for the third quarter of 2010 is primarily due to a decline of $.2 million in salaries and benefits due to the aforementioned factors above.  There have not been any special assessments by the FDIC as of September 30, 2010.  Other miscellaneous expenses decreased $.3 million for the three months ended September 30, 2010 compared the same time period of 2009 due to the aforementioned factors above.

The composition of operating expense for the nine and three months ended September 30, 2010 and 2009 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Salaries and employee benefits	49%	50%	48%	48%
FDIC premiums	9%	7%	9%	7%
Occupancy, equipment and data processing	19%	18%	19%	20%
Other	23%	25%	24%	25%
	100%	100%	100%	100%

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

      Based on the guidance in ASC Topic 740, management has concluded that the OTTI charge meets the definition of a “significant, unusual or extraordinary item that will be separately reported” based on the following:

•
The impairment charge related to credit loss is significant and is a highly unusual event for investments, which were investment grade at the time of purchase and have become impaired as a result of the severe decline in the economy and an illiquid credit market.

•	The OTTI is reported as a separate line in the Consolidated Statements of Operations.

The effective tax benefit rate for the first nine months of 2010 was 52%, compared to an effective tax benefit rate of 57% for the first nine months of 2009.  The decrease thus far in 2010 when compared to the same time period in 2009 is primarily attributable to the OTTI charge of $8.3 million recognized in the first nine months of the year.  The year-to-date loss coupled with forecasted favorable, permanent book to tax adjustments resulted in an income tax benefit for the Corporation and the 52% effective tax benefit rate.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.8 billion at September 30, 2010, an increase of $51.4 million since December 31, 2009.  During this time period, cash and interest-bearing deposits in banks increased $172.6 million, our investment portfolio decreased $34.5 million, gross loans decreased $77.9 million, and deferred tax assets decreased $4.3 million.  During 2009 and throughout the first nine months of 2010, we elected to maintain an increased liquidity position to comply with recent guidance published by the FDIC in FIL 13-2010 and in recognition of the distressed economic environment.  Our cash position has increased significantly due to our election not to reinvest cash from called investments and continued growth in our deposit base.  Although the cash levels should remain high through the fourth quarter, approximately $75 million was used to payback brokered funds.  The decrease in loans is due to runoff in our indirect portfolio as well as refinancings in the mortgage portfolio.  Management has made the decision to utilize the secondary mortgage markets and government agencies as opposed to booking long, fixed rate mortgages.  The decrease in our investment portfolio is due in part to calls that were not reinvested and to approximately $26 million in sales from the portfolio restructuring that have not been reinvested as of September 30, 2010.    Total liabilities increased by approximately $50.3 million during the first nine months of 2010, reflecting increases in total deposits of $82.3 million offset by a $3.6 million decrease in short-term borrowings as a result of a decrease in repurchase agreements, our treasury management product and a $27.2 million decrease in long-term borrowings due to repayment of two maturing FHLB advances.  The increase in deposits is due in part to a $48 million increase in the accounts of a local municipality.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In millions)	September 30, 2010		December 31, 2009
Commercial real estate	$351.6	34%	$326.8	29%
Acquisition and development	172.3	16	231.7	21
Commercial and industrial	71.4	7	81.3	7
Residential mortgage	362.5	35	373.2	33
Consumer	86.2	8	108.9	10
Total Loans	$1,044.0	100%	$1,121.9	100%

Comparing loans at September 30, 2010 to loans at December 31, 2009, our loan portfolio has decreased by $77.9 million (6.9%).  Commercial real estate loans increased $24.8 million as certain acquisition and development loans, which decreased $59.4 million, were completed and transferred to permanent financing.  Commercial and industrial loans declined $9.9 million and residential mortgage declined $10.7 million. The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans.  The Corporation is not retaining these long-term fixed rate loans.  Therefore, we are using secondary market and Fannie Mae outlets to satisfy these loan requests. The consumer portfolio declined $22.7 million as repayment activity in the indirect auto portfolio exceeded new production resulting from the continued slowdown in economic activity and the special financing offered by the automotive manufacturers.  At September 30, 2010 and December 31, 2009, approximately 71% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	September 30, 2010	% of Applicable Portfolio	December 31, 2009	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$4,975	1.4%	$4,046	1.2%
Acquisition and development	27,376	15.9%	37,244	16.1%
Commercial and industrial	777	1.1%	--	--
Residential mortgage	5,670	1.6%	5,227	1.4%
Consumer	154	.2%	67	.1%
Total non-accrual loans	$38,952	3.7%	$46,584	4.2%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$156		$--
Acquisition and development	--		--
Commercial and industrial	--		--
Residential mortgage	822		1,483
Consumer	124		287
Total loans past due 90 days or more	$1,102		$1,770

Total non-accrual and loans past due 90 days or more	$40,054		$48,354

Restructured Loans (TDRs):
Performing	$6,918		$22,160
Non-accrual (included above)	11,645		13,321
Total TDRs	$18,563		$35,481

Other Real Estate Owned	$15,612		$7,591

Other Impaired Loans – performing	$35,790		$67,747

Impaired loans without a valuation allowance	$55,857		$102,553
Impaired loans with a valuation allowance	25,776		28,677
Total impaired loans	$81,633		$131,230
Valuation allowance related to impaired loans	$7,260		$7,624

Performing loans considered to be impaired (including performing restructured loans, or TDRs), as defined and identified by management, amounted to $42.7 million at September 30, 2010 and $89.9 million at December 31, 2009.  Loans are identified as impaired when based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of acquisition and development loans and commercial real estate loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment is available.

The level of performing impaired loans (other than performing TDRs) declined $31.9 million during the nine months ended September 30, 2010.  In 2009, due to the deteriorating credit environment, management made a concerted effort to reduce the risk in its portfolio by enhancing its efforts to structure plans for some of its larger impaired credits to maximize their collectability by converting interest only lines of credit to amortizing term loans.  During the first nine months of 2010, as loans have demonstrated sustained payment performance, management has determined that it should be able to collect full contractual principal and interest and, accordingly, has removed them from an impaired status. During the first nine months of 2010, $25.0 million of loans have been removed from impaired status due to satisfactory payment performance, another $2.0 million of loans were paid off and $1.6 million in principal reductions were received. Thus far in 2010, $2.9 million of previously performing impaired loans have been transferred to non-accrual or foreclosure and $2.2 million have been transferred to performing TDRs.  Three loans totaling $0.8 million and $1.0 million of loans reclassified from performing TDRs were added to performing impaired loans thus far in 2010. Management will continue to monitor loans that have been removed from an impaired status and take appropriate steps in an effort to ensure that satisfactory performance is sustained.

The level of TDRs declined $16.9 million during the nine months ended September 30, 2010, with five loans totaling $3.1 million added to performing TDRs, three loans totaling $1.0 million added to non-performing TDRs and $21.0 million removed from TDR reporting.  Four non-accrual TDRs totaling $3.8 million were foreclosed on and two performing TDRs totaling $2.6 million paid off during 2010. Loans that had been modified in 2009 at market rates, totaling $14.0 million, were removed from performing TDRs during 2010 because the borrowers had made at least six consecutive payments and were current at September 30, 2010. One TDR that had been performing was reclassified to non-performing in 2010 with a partial charge-off recorded on the loan.

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

The following table presents a summary of the activity in the allowance for loan losses for the nine months ended September 30 (in thousands):

	2010	2009
Balance, January 1	$20,090	$14,347
Charge-offs:
Commercial real estate	(513)	(584)
Acquisition and development	(3,601)	(3,348)
Commercial and industrial	(1,402)	(1,997)
Residential mortgage	(1,701)	(1,110)
Consumer	(1,489)	(1,840)
Total charge-offs	(8,706)	(8,879)
Recoveries:
Commercial real estate	94	--
Acquisition and development	1,067	16
Commercial and industrial	380	183
Residential mortgage	330	55
Consumer	380	370
Total recoveries	2,251	624
Net credit losses	(6,455)	(8,255)
Provision for loan losses	10,653	10,837
Balance at end of period	$24,288	$16,929

Allowance for loan losses to loans outstanding (as %)	2.33%	1.49%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.77%	.97%

The allowance for loan losses increased to $24.3 million at September 30, 2010, compared to $20.1 million at December 31, 2009.  The provision for loan losses remained stable for the first nine months at $10.7 million compared to $10.8 million for the same period of 2009.  Net charge-offs also remained fairly constant.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas in which we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analyses to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

Year-to-date charge-offs include $3.0 million for two loans in the acquisition and development portfolio that were transferred to other real estate owned during the period and $0.8 million that represented a partial charge-off of one loan in the commercial and industrial portfolio during the period. These charge-offs were the primary contributors of the annualized net charge-off loss rate of 1.67% in the acquisition and development portfolio and 1.79% in the commercial and industrial portfolio.  The 1.52% annualized charge-off rate in the consumer loan portfolio is the result of our policy of charging off these loans after they are 120 days contractually past due.   Accruing loans past due 30 days or more declined to 2.1% of the loan portfolio at September 30, 2010 from 2.5% of the loan portfolio at December 31, 2009.  Improvements in the consumer portfolio delinquency rates, which improved from 4.9% at December 31, 2009 to 2.1% at September 30, 2010, were partially offset by weakness in the commercial portfolios which have experienced an increase in the total delinquency rate from 0.8% to 2.0% in the same time periods.  The rate of loans entering delinquency has slowed in the commercial portfolios, with loans 30 days past due decreasing from 0.6% of those portfolios at December 31, 2009 to 0.4% at September 30, 2010.

Management believes that the allowance for loan losses at September 30, 2010 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.

Investment Securities

At September 30, 2010, the total amortized cost basis of the available-for-sale investment portfolio was $259.4 million, compared to a fair value of $239.3 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	September 30, 2010			December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV as % of Total	Amortized Cost	Fair Value (FV)	FV as % of Total
Securities Available-for-Sale:
U.S. government agencies	$31,827	$32,052	13%	$68,487	$68,263	25%
Residential mortgage-backed agencies	96,852	98,459	41%	59,640	62,573	23%
Collateralized mortgage obligations	838	737	1%	40,809	33,197	12%
Obligations of states and political subdivisions	93,465	98,410	41%	95,190	97,303	35%
Collateralized debt obligations	36,382	9,599	4%	44,478	12,448	5%
Total Investment Securities	$259,364	$239,257	100%	$308,604	$273,784	100%

Total investment securities have decreased $34.5 million since December 31, 2009.  During the first quarter, the Corporation embarked on a restructuring of its available-for-sale investment portfolio with goals of reducing sensitivity to future increases in interest rates and reducing future negative credit exposure.  As part of this restructuring, available for sale securities with an aggregate fair value of $117.1 million were transferred to the trading portfolio, comprised of $20.0 million from the collateralized mortgage obligations (“CMO”) portfolio, $89.6 million from the U.S. government agency and residential mortgage-backed agency portfolios, and $7.5 million from the municipal securities portfolio. Previously unrealized losses of $5.1 million and previously unrealized gains of $2.9 million were recognized in earnings at the time of transfer.  The bonds selected for transfer to trading and ultimate sale were chosen to maximize the following benefits: a reduction of extension and price risk in a rising interest rate environment; recognition of gains on callable agency securities and fixed rate mortgage-backed securities that will disappear with rising rates; and improvement in the credit quality of the portfolio through reduction of the private label CMO portfolio with the most exposure to potential credit risk.

As of September 30, 2010, all of the aforementioned securities had been sold, resulting in an additional $.3 million net loss on the trading transaction.  As of September 30, 2010, the replacement securities had been purchased except for approximately $26 million, which is reflected in the increase in cash.  Management anticipates that any future acquired replacement securities will be shorter term in nature, structured to take advantage of higher interest rates through incorporation of staggered cash flows, and collateral eligible, (providing additional liquidity to the portfolio).

At September 30, 2010, the securities classified as available-for-sale included a net unrealized loss of $20.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

As discussed in Note H to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level
3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $229.7 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $6.7 million at September 30, 2010.  The remaining $9.6 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $26.8 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.8 million represent non-credit related OTTI charges on 13 of the securities, while $9.0 million of unrealized losses relates to five securities which have no credit related OTTI.  The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of September 30, 2010.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 4.0% to 33.3% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities at September 30, 2010 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing.  Management will continue to review the assumptions and results and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and September 30, 2010.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that two securities had an additional $.2 million of credit-related OTTI during the quarter and twelve securities with previously recorded OTTI had no further impairment.  The Corporation recorded $8.3 million OTTI charges on the CDO securities in earnings for the nine month period ended September 30, 2010.

Management does not intend to sell these securities nor is it more likely than not that the Corporation will be required to sell the securities prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  As of September 30, 2010, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

           The following table presents the composition of our deposits as of the dates indicated:

(In millions)	September 30, 2010		December 31, 2009
Non-interest bearing demand deposits	$121.4	9%	$107.0	8%
Interest-bearing deposits:
Demand	108.3	8	109.8	8
Money Market:
Retail	267.7	19	266.3	20
Brokered	65.1	5	74.8	6
Savings deposits	26.6	2	28.8	2
Time deposits less than $100,000	286.2	20	293.5	23
Time deposits $100,000 or more:
Retail	222.3	16	190.2	15
Brokered/CDARS	288.8	21	233.8	18
Total Deposits	$1,386.4	100%	$1,304.2	100%

Total deposits increased $82.2 million during the first nine months of 2010 when compared to deposits at December 31, 2009.    Non-interest bearing deposits increased $14.4 million.  Retail money market accounts increased $1.4 offset by a $2.2 million decline in traditional savings accounts.  Time deposits less than $100,000 declined $7.3 million and time deposits greater than $100,000 increased $87.1 million. The increase in time deposits greater than $100,000 is primarily due to a $48 million increase in the CDARs product for a local municipality.  These funds are relatively short-term in nature and will mature within six months.

During October 2010, $45 million of brokered certificates of deposit were paid back and $34 million of CDARs one-way buy funds were paid back. Although brokered deposits are at very low rates in the current environment, management made the decision to deploy a portion of the excess liquidity to pay these funds back rather than renew.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In millions)	September 30, 2010	December 31, 2009
Securities sold under agreements to repurchase	$43.9	$47.6
Total short-term borrowings	$43.9	$47.6

FHLB advances	$196.7	$227.4
Junior subordinated debt	46.7	43.1
Total long-term borrowings	$243.4	$270.5

Total short-term borrowings decreased by approximately $3.7 million during the first nine months of 2010 due to a decline in repurchase agreements as a result of business customers utilizing cash for operating needs.  Long-term borrowings decreased during the first nine months of 2010 by $27.1 million due to the repayment of two FHLB advances totaling $30 million and scheduled monthly amortization of long-term advances, offset by an increase of $3.6 million in subordinated debt due to the additional issuance of the trust preferred securities by Trust III and the underlying junior subordinated debentures by First United Corporation in January 2010.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans.  The factors that determine the institutions liquidity are:

•	Reliabilty and stability of core deposits
•	Cash flow structure and pledging status of investments
•	Potential for unexpected loan demand

We actively manage our liquidity position through weekly meetings of the Treasury sub-committee of executive management, which looks forward 12 months at 30-day intervals.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Monthly reviews by management and quarterly reviews by the Asset and Liability committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations.  That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions.  The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs.  The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds.  When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Company may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (FTN Financial, M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank)
2.
Secured advances with the Federal Home Loan Bank of Atlanta, which are collateralized by eligible one to four family residential mortgage portfolio, home equity lines of credit portfolio, commercial real estate loan portfolio, and various securities.  Cash may also be pledged as collateral.

3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.
Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly.  These deposits are strictly rate driven but often provide the most cost effective means of funding growth.

5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

In response to current economic conditions, management has performed an extensive review of the Bank’s liquidity position.  We have identified alternative methods to reduce the pledges on securities in our investment portfolio.  Throughout 2009 and into 2010, management made the decision not to reinvest called investments.  The growth in deposits and decreased loan demand has also attributed to our increased liquidity position.  While management believes that the increased liquidity position is prudent in light of the current economic environment, the increased liquidity did have a direct impact on the net interest margin and earnings as compared to prior periods.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

Market Risk

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

Throughout 2010, we have shifted our focus on a shorter duration balance sheet to move to a more neutral to asset sensitive position as we anticipate a flat to rising rate environment in the future. As of September 30, 2010, we were slightly asset sensitive.

Our interest rate risk management goals are:

•	Ensure that the Company’s Board of Directors and Senior Management will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;
•	Enable dynamic measurement and management of interest rate risk;
•	Select strategies that optimize the ability of the Company to meet its long-range financial goals while maintaining interest rate risk within policy limits established by the Board of Directors;
•	Use both income and market value oriented techniques to select strategies that optimize the relationship between risk and return; and
•	Establish interest rate risk exposure limits for fluctuation in net interest income (NII), net income and economic value of equity.

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

We evaluate the effect of a change in interest rates of +/-100 basis points to +/-400 basis points on both Net Interest Income (“NII”) and Net Portfolio Value (“NPV”) / Economic Value of Equity (“EVE”).  We concentrate on NII rather than net income as long as net interest income remains the significant contributor to net income.

NII modeling allows management to view how changes in interest rates will affect the spread between the yield paid on assets and the cost of deposits and borrowed funds.  Unlike traditional Gap modeling, NII modeling takes into account the different degree to which installments in the same repricing period will adjust to a change in interest rates. It also allows the use of different assumptions in a falling versus a rising rate environment.  The period considered by the NII modeling is the next eight quarters.

NPV / EVE modeling focuses on the change in the market value of equity. NPV / EVE is defined as the market value of assets less the market value of liabilities plus/minus the market value of any off-balance sheet positions.  By effectively looking at the present value of all future cash flows on or off the balance sheet, NPV / EVE modeling takes a longer-term view of interest rate risk.  This complements the shorter-term view of the NII modeling.

Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

Regulatory Capital Requirements

First United Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First United Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table presents First United Corporation’s capital ratios:

	September 30, 2010	December 31, 2009	Required for Capital Adequacy Purposes	Required To Be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	12.29%	11.20%	8.00%	10.00%
First United Bank	11.62%	11.05%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	10.60%	9.60%	4.00%	6.00%
First United Bank	10.35%	9.78%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	8.09%	8.53%	4.00%	5.00%
First United Bank	7.90%	8.73%	4.00%	5.00%

At September 30, 2010, First United Corporation and the Bank were categorized as “well capitalized” under federal banking regulatory capital requirements.  Pursuant to the Treasury’s Capital Purchase Program, in January 2009, First United Corporation sold 30,000 shares of Series A Preferred Stock and a related warrant to purchase 326,323 shares of common stock at $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.

On August 16, 2010, First United Corporation paid a quarterly cash dividend on the Series A Preferred Stock in the amount of $375,000.  The fourth quarter dividend will be paid on November 16, 2010.

First United Corporation paid a cash dividend of $0.01 per common share on August 2, 2010.  On September 22, 2010, the Board of Directors declared another dividend of $0.01, to be paid on November 1, 2010 to shareholders of record as of October 13, 2010.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $92.1 million and $5.2 million, respectively, at September 30, 2010, compared to $87.3 million and $2.9 million, respectively, at December 31, 2009.  We are not a party to any other off-balance sheet arrangements.

See Note K to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2009.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2010 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 and in Item 1A of Part II of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K:

The Corporation’s ability to pay dividends is limited by applicable banking and corporate law.

In the past, the Corporation’s ability to pay dividends to shareholders has been largely dependent upon the receipt of dividends from the Bank.  Since December 2009, the Corporation has used capital raised through private offerings to pay dividends, but there can be no guarantee that the Corporation's capital resources will be sufficient to continue paying dividends to shareholders without receiving dividends from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends.  Federal law generally prohibits the payment of a dividend by a troubled institution.  Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock.  If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Moreover, the payment of dividends to shareholders and the amounts thereof are at the discretion of the Corporation’s Board of Directors.  Accordingly, there can be no guarantee that we will declare dividends in any fiscal quarter or, if declared, that the amount of a dividend will remain unchanged from quarter to quarter.

The following discussion constitutes a new risk factor:

We have entered into informal agreements with our regulators that could prevent us from paying dividends or taking other actions that reduce capital.

The Corporation recently entered into an informal agreement with the Federal Reserve Bank of Richmond (the “FRBR”) pursuant to which the Corporation agreed not to pay dividends on outstanding shares of its common or preferred stock, or to take any other action that reduces regulatory capital, without the prior approval of the FRBR.  The Bank recently entered into a similar agreement with the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”).  These agreements give our regulators the ability to prohibit a proposed dividend payment, or any other distribution with respect to outstanding stock, including the repurchase of stock, at a time or times when applicable banking and corporate law would otherwise permit such a dividend or repurchase.  There is no requirement that our regulators take consistent approaches when exercising their powers under these agreements.  For example, even though the FRBR might approve the payment of a particular dividend, that dividend could be effectively prohibited by the FDIC and/or the Maryland Commissioner if the Corporation intended to fund that dividend through a dividend by the Bank and the FDIC and/or the Maryland Commissioner were to deny the Bank’s dividend request.  Similarly, even though the FDIC and the Maryland Commissioner might approve a dividend by the Bank to the Corporation, the FRBR could prevent the Corporation from using that dividend to make a distribution to the holders of its outstanding common or preferred stock.  It should be noted that the terms of the Corporation’s outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), entitle the holders thereof to elect two directors if the Corporation fails to pay accrued but unpaid dividends for six quarterly periods, whether or not consecutive, and this right could be triggered if the FRBR were to prohibit dividend payments with respect to the Series A Preferred Stock.  These agreements increase the likelihood that the other risks related to our ability to pay dividends and make other distributions will be realized.

Other than as set forth above, management believes that no material changes have occurred in our risk factors since the date these risks were last discussed.

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

FIRST UNITED CORPORATION

Date: November 4, 2010	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President

Date: November 4, 2010	/s/ Carissa L. Rodeheaver
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