Form 10-K
period 2010-12-31
FIRST UNITED CORP/MD/
filed 2011-03-09
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  (check one):    Large accelerated filer ☐Accelerated filer ☐  Non-accelerated filer ☐Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2010:  $21,669,734.

The number of shares of the registrant’s common stock outstanding as of February 28, 2011:  6,166,037

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation
Table of Contents

PART I

PART II

PART III

PART IV

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

PART I

ITEM 1.  BUSINESS

General

The Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”).  The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has three wholly-owned subsidiaries:  OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure.  The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest.  The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At December 31, 2010, the Corporation had total assets of approximately $1.70 billion, net loans of approximately $988 million, and deposits of approximately $1.30 billion.  Shareholders’ equity at December 31, 2010 was approximately $96 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Banking Products and Services

The Bank operates 28 banking offices, one call center and 32 Automated Teller Machines (“ATM’s”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Hardy County, and Monongalia County in West Virginia.  The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas.  Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRA”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer.  The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

[3]

Lending Activities-- Our lending activities are conducted through the Bank.  Previously, we also made certain consumer loans through the OakFirst Loan Centers.  During 2010, management decided to wind down the OakFirst Loan Centers and now their sole activity is servicing existing loans.

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

Deposit Activities—The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the CDARS program to municipalities, businesses, and consumers, providing them access to multi-million-dollar FDIC insurance. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2010 and 2009, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $590 million and $544 million, respectively.  Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

Insurance Activities-- We offer a full range of insurance products and services to customers in our market areas through the Insurance Group.  Information about income from insurance activities for each of the years ended December 31, 2010 and 2009 may be found under “Other Operating Income” in the Consolidated Statements of Income included in Item 8 of Part II of this annual report.

COMPETITION

The banking business, in all of its phases, is highly competitive.  Within our market areas, we compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with insurance companies and their agents for insurance products, and with other financial institutions for various types of products and services.  There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas and on the internet.

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2010, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	5	$300,449	43.38%
Manufacturers & Traders Trust Company	6	164,650	23.77%
First United Bank & Trust	4	132,326	19.11%
PNC Bank NA	3	51,062	7.37%
Standard Bank	2	44,134	6.37%

Source:  FDIC Deposit Market Share Report

[5]

Frederick County, Maryland:
PNC Bank NA	21	1,069,766	29.78%
Branch Banking & Trust Co.	12	650,856	18.12%
Bank Of America NA	6	262,727	7.31%
Frederick County Bank	4	258,655	7.20%
Manufacturers & Traders Trust Company	6	228,692	6.37%
Woodsboro Bank	7	179,542	5.00%
Capital One NA	6	165,747	4.61%
First United Bank & Trust	4	138,796	3.86%
SunTrust Bank	3	127,107	3.54%
Middletown Valley Bank	4	121,024	3.37%
Sandy Spring Bank	4	101,146	2.82%
Wells Fargo Bank NA	1	98,836	2.75%
BlueRidge Bank	1	87,706	2.44%
Columbia Bank	2	35,017	0.97%
Damascus Community Bank	2	31,160	0.87%
Harvest Bank of Maryland	1	19,937	0.56%
Sovereign Bank	2	15,057	0.42%
WoodForest National Bank	1	90	0.00%

Source:  FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	6	722,471	78.32%
Manufacturers & Traders Trust Company	5	86,171	9.34%
Susquehanna Bank	2	81,947	8.88%
Clear Mountain Bank	1	26,551	2.88%
Miners & Merchants Bank	1	5,350	0.58%

Source:  FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	10	497,221	25.87%
Columbia Bank	11	433,430	22.55%
Manufacturers & Traders Trust Company	11	353,729	18.40%
PNC Bank NA	5	143,648	7.47%
Centra Bank, Inc.	3	116,409	6.06%
Sovereign Bank	4	105,618	5.49%
First United Bank & Trust	3	90,763	4.72%
Graystone Tower Bank	3	70,490	3.67%
Citizens National Bank of Berkeley Springs	1	40,456	2.10%
Capital One NA	2	34,808	1.81%
Orrstown Bank	2	24,537	1.28%
Jefferson Security Bank	1	6,928	0.36%
Middletown Valley Bank	1	4,234	0.22%

Source:  FDIC Deposit Market Share Report

[6]

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	314,909	29.65%
Centra Bank, Inc.	4	212,112	19.97%
First United Bank & Trust	5	132,127	12.44%
City National Bank of West Virginia	4	115,938	10.92%
Susquehanna Bank	3	97,444	9.17%
Jefferson Security Bank	2	64,153	6.04%
Bank of Charles Town	2	52,512	4.94%
Citizens National Bank of Berkeley Springs	3	37,861	3.56%
MVB Bank Inc.	1	21,020	1.98%
Summit Community Bank	1	13,491	1.27%
Woodforest National Bank	1	584	0.05%

Source:  FDIC Deposit Market Share Report

Hardy County, West Virginia:
Summit Community Bank, Inc.	3	437,322	71.25%
Capon Valley Bank	3	118,798	19.35%
Pendleton Community Bank, Inc.	1	26,643	4.34%
First United Bank & Trust	1	18,426	3.00%
Grant County Bank	1	12,621	2.06%

Source:  FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	78,796	33.87%
Branch Banking & Trust Company	2	72,426	31.13%
Manufacturers & Traders Trust Company	2	43,897	18.87%
Grant County Bank	1	37,523	16.13%

Source:  FDIC Deposit Market Share Report

Monongalia County, West Virginia:
Centra Bank, Inc.	5	506,360	27.20%
Branch Banking & Trust Company	5	444,848	23.89%
Huntington National Bank	5	390,355	20.97%
United Bank	4	184,294	9.90%
Clear Mountain Bank	5	126,236	6.78%
Wesbanco Bank, Inc.	5	88,369	4.75%
First United Bank & Trust	3	71,549	3.84%
First Exchange Bank	2	27,002	1.45%
Citizens Bank of Morgantown, Inc.	1	20,326	1.09%
PNC Bank NA	1	2,515	0.14%

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

The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland (the “Maryland Commissioner”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year).  The Bank also has offices in West Virginia, and the operations of these offices are subject to West Virginia laws and to supervision and examination by the West Virginia Division of Banking.  As a member of the FDIC, the Bank is also subject to certain provisions of federal law and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC.  In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, impact or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

All non-bank subsidiaries of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland Commissioner. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, OakFirst Loan Center, LLC is subject to licensing and regulation by the Maryland Commissioner, and the Insurance Group is subject to licensing and regulation by various state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the FRB, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision.

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

The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, and principal shareholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as those available to persons who are not related to the Bank and not involve more than the normal risk of repayment.  Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance, initially until December 31, 2009.  The TAG program expired on December 31, 2010.  We elected to participate in both programs and paid additional FDIC premiums in 2010 and 2009 as a result.  See the section below entitled “Deposit Insurance”.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including the Corporation and the Bank.

On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions.  The coverage is automatic for all FDIC-insured institutions and does not include an opt out option.  The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

These new laws, regulations and regulatory actions will cause our regulatory expenses to increase.  Additionally, due in part to numerous bank failures throughout the country since 2008, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009.  Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

[9]

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred securities issuances from counting as Tier 1 capital. These developments may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Certain provisions of the Dodd-Frank Act, including those relating to direct supervision by the Bureau, will not apply to banking organizations with assets of less than $10 billion, such as the Corporation and the Bank. Nevertheless, the other provisions of the Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and make any necessary changes to our product offerings and operations.

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

Further information about our capital resources is provided in the “Capital Resources” section of Item 7 of Part II of this annual report. Information about the capital ratios of the Corporation and of the Bank as of December 31, 2010 may be found in Note 4 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

Deposit Insurance

The deposits of the Bank are insured to a maximum of $250,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). This law (i) required the then-existing $100,000 deposit insurance coverage to be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) increased the deposit insurance coverage for retirement accounts to $250,000 per participant, subject to adjustment for inflation. Effective October 3, 2008, however, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date has since been extended to December 31, 2013. The coverage for retirement accounts did not change and remains at $250,000. On July 21, 2010, as part of the Dodd-Frank Act, the current standard maximum deposit insurance amount was permanently raised to $250,000.

[10]

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the Deposit Insurance Fund to an acceptable level. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011. The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements. The Bank expensed $4 million in FDIC premiums for 2010. In December 2009, the Bank prepaid approximately $11 million in FDIC premiums and the balance at December 31, 2010 was approximately $7 million.

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

Federal Securities Law

The shares of the Corporation’s common stock are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Corporation must comply with certain enhanced corporate governance requirements.

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

EMPLOYEES

At December 31, 2010, we employed 451 individuals, of whom 360 were full-time employees.

[11]

ITEM 1A.      RISK FACTORS

Our financial condition and results of operations are subject to numerous risks and uncertainties and could be materially and adversely affected by any of these risks and uncertainties. The risks and uncertainties that we believe are the most significant are discussed below. You should carefully consider these risks before making an investment decision with respect to any of the Corporation’s securities. This annual report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks Relating to the Corporation and its Affiliates

The Corporation’s future success depends on the successful growth of its subsidiaries.

The Corporation’s primary business activity for the foreseeable future will be to act as the holding company of the Bank, the Insurance Group and its other direct and indirect subsidiaries. Therefore, the Corporation’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Corporation’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

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

Most of our loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. Approximately 15%, or $157 million, of our total loans are real estate acquisition construction and development projects that are secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

In point of fact, the national and local economies have significantly weakened during the past several years because of the banking crisis and resulting economic recession that began around 2008, and these conditions have caused, and continue to cause, a host of challenges for financial institutions, including the Bank. For example, these conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at desirable times and prices. Not only has this impacted the demand for credit to finance the acquisition and development of real estate, but it has also impaired the ability of banks, including the Bank, to sell real estate acquired through foreclosure. In the case of real estate acquisition, construction and development projects that we have financed, these challenging economic conditions have caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Bank, have been unable to recover the full amount due under their loans when forced to foreclose on and sell real estate collateral. As a result, we have realized significant impairments and losses in our loan portfolio, which have materially and adversely impacted our financial condition and results of operations. These conditions and their consequences are likely to continue until the nation fully recovers from the current economic recession. Management cannot predict the extent to which these conditions will cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

[12]

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Based on our concentration of commercial acquisition and development and construction lending as of December 31, 2010, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2010, we had classified all but four of our investment securities as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

Our investments include $12 million of stock issued by the FHLB of Atlanta, the Atlantic Central Bankers Bank (“ACBB”) and the Community Bankers Bank (“CBB”). This stock was acquired in connection with our membership with the FHLB of Atlanta, ACBB and CBB, and the amount of stock that we must hold is based on our borrowing levels with those banks and the quality of the collateral that we pledge to secure those borrowings. The stock is carried at cost and is considered a long-term investment because of the restrictions on our ability to transfer the stock. The Company recognizes dividends on this stock on a cash basis. For 2010, dividends on this stock of $46,500 were recognized in earnings. For the comparable period of 2009, we recognized $29,000 in earnings from dividends on this stock. Management has evaluated this restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2010.

[13]

Management believes that several factors will affect the market value of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

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

In addition, changes to the banking laws over the last several years have facilitated interstate branching, merger and expanded activities by banks and holding companies. For example, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. As a result, the ability of financial institutions to branch across state lines and the ability of these institutions to engage in previously-prohibited activities are now accepted elements of competition in the banking industry. These changes may bring us into competition with more and a wider array of institutions, which may reduce our ability to attract or retain customers. Management cannot predict the extent to which we will face such additional competition or the degree to which such competition will impact our financial conditions or results of operations.

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

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry.  These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance. The TLGP was extended to December 31, 2010 and includes non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance.  The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits.  These actions will cause our regulatory expenses to increase.  Additionally, due in part to the failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009.  Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

[14]

In addition, and as noted above, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including First United Corporation and the Bank.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations.  Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.  The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions will limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.  Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as First United Corporation and the Bank, the changes resulting from the legislation will impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the FRB announced the final rules amending Regulation E (“Reg E”) that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The impact that these new rules will have on us is unknown at this time, but they do have the potential to reduce our non-interest income and this reduction could be material.

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

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry and the market areas we serve. Due to the intense competition for financial professionals, these key personnel would be difficult to replace and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

[15]

We may lose key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program.

On January 30, 2009, we participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling $30 million in shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury. As part of these transactions, we adopted Treasury’s standards for executive compensation and corporate governance for the period during which Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock acquired upon exercise of the Warrant. On February 17, 2009, the Recovery Act was signed into law, which, among other things, imposed additional executive compensation restrictions on institutions that participate in TARP for so long as any TARP assistance remains outstanding. Among these restrictions is a prohibition against making most severance payments to our “senior executive officers” (our Chairman and Chief Executive Officer, our Chief Financial Officer and, generally, the three next most highly compensated executive officers) and to our next five most highly compensated employees. The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to certain employees. These restrictions, coupled with the competition we face from other institutions, including institutions that do not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

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

The federal Sarbanes-Oxley Act of 2002 requires management of every publicly traded company to perform an annual assessment of the company’s internal control over financial reporting and to report on whether the system is effective as of the end of the company’s fiscal year. If our management were to discover and report significant deficiencies or material weaknesses in our internal control over financial reporting, then the market value of our securities and shareholder value could decline.

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

Our customers may sue us for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, our failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate us from liability. Claims and legal actions will result in legal expenses and could subject us to liabilities that may reduce our profitability and hurt our financial condition.

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

[16]

Risks Relating to the Corporation’s Securities

We have entered into informal agreements with our regulators that limit our ability to pay dividends and make other distributions on our outstanding securities, and we have deferred the payment of certain dividends and distributions pursuant to these agreements.

The Corporation is a party to an informal agreement with the Federal Reserve Bank of Richmond (the “FRBR”) pursuant to which the Corporation agreed not to pay dividends on outstanding shares of its common or preferred stock, make interest payments under the junior subordinated debentures underlying the trust preferred securities issued by the Trusts (the “TPS Debentures”), or take any other action that reduces regulatory capital without the prior approval of the FRBR. The Bank is a party to a similar agreement with the FDIC and the Maryland Commissioner. These agreements give our regulators the ability to prohibit a proposed dividend payment, or any other distribution with respect to outstanding securities, including the repurchase of stock, at a time or times when applicable banking and corporate laws would otherwise permit such a dividend or distribution. On November 15, 2010, the Corporation elected, at the request of the FRBR pursuant to its agreement, to cease making cash dividend payments on its common stock and to defer regularly scheduled quarterly cash dividend payments under its Series A Preferred Stock, starting with the dividend payment due November 15, 2010. On December 15, 2010, at the request of the FRBR pursuant to its agreement, the Corporation elected to defer regularly scheduled quarterly interest payments with respect to an aggregate of $41.73 million of the TPS Debentures, starting with the interest payments due in March 2011, and this deferral requires the Trusts to defer regular quarterly dividend payments on their trust preferred securities. Both the deferral of dividends on the Series A Preferred Stock and the deferral of interest on the TPS Debentures are permitted under the terms of those securities and do not constitute events of default. During the deferral periods, dividends on the Series A Preferred Stock and interest under the TPS Debentures, and dividends on the related trust preferred securities, continue to accrue and must be paid at the time the Corporation recommences regular payments. Although the Corporation intends to periodically reevaluate the deferral of, and, in consultation with its regulators, consider reinstating, these payments when appropriate, no assurances can be given as to when, or if, these payments will recommence.

Even if the Corporation were to conclude at a later date that its financial condition and results of operations warrant the recommencement of these payments, there can be no guarantee that our regulators will agree with our conclusion. Moreover, there is no requirement that our regulators take consistent approaches when exercising their powers under these agreements. For example, even though the FRBR might approve the payment of a particular dividend, that dividend could be effectively prohibited by the FDIC and/or the Maryland Commissioner if the Corporation intended to fund that dividend through a dividend by the Bank and the FDIC and/or the Maryland Commissioner were to deny the Bank’s dividend request. Similarly, even though the FDIC and the Maryland Commissioner might approve a dividend by the Bank to the Corporation, the FRBR could prevent the Corporation from using that dividend to make a distribution to the holders of its outstanding common stock, Series A Preferred Stock, or outstanding TPS Debentures.

Accordingly, holders of shares of the Corporation’s common stock, shares of the Series A Preferred Stock and the trust preferred securities should not expect to receive cash dividends for the foreseeable future.

These agreements increase the likelihood that we will realize the other risks discussed below related to our ability to pay dividends and make other distributions.

The terms of the Corporation’s Series A Preferred Stock limit the Corporation’s ability to pay dividends and make other distributions on its securities, and the Corporation’s recent deferral of dividend payments under its Series A Preferred Stock has triggered dividend restrictions.

Under the terms of the transaction documents relating to the Corporation’s issuance of its Series A Preferred Stock and Warrant to Treasury, the Corporation’s ability to declare or pay dividends on shares of its capital stock is limited. Specifically, the Corporation is unable to declare dividends on common stock, other stock ranking junior to the Series A Preferred Stock (“Junior Stock”), or preferred stock ranking on a parity with the Series A Preferred Stock (“Parity Stock”), and it is prohibited from repurchasing shares of common stock, Junior Stock or Parity Stock, if the Corporation is in arrears on the Series A Preferred Stock dividends. Further, the Corporation is not permitted to increase dividends on its common stock above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 without Treasury’s approval until January 30, 2012 unless all of the Series A Preferred Stock has been redeemed or transferred. In addition, until the earlier of January 30, 2012 or the date on which the Treasury no longer holds any Series A Preferred Stock, Treasury’s consent generally is required for any repurchase by the Corporation of its outstanding capital stock or any redemption by the Trusts of their outstanding trust preferred securities.

[17]

As noted above, the Corporation is currently in arrears on the Series A Preferred Stock dividends, so no cash dividends or other distributions on, or repurchases of, the Corporation’s common stock are currently permitted. The Corporation cannot predict when, or if, it will be able to pay accrued and future dividends on its Series A Preferred Stock. Accordingly, the holders of shares of the Corporation’s common stock and Series A Preferred Stock should not expect to receive cash dividends for the foreseeable future.

The Corporation’s ability to pay dividends on its securities is also subject to the terms of its outstanding debentures, and the Corporation’s recent deferral of interest payments under certain of those debentures has triggered dividend restrictions.

In March 2004, the Corporation issued approximately $30.9 million of TPS Debentures to Trust I and Trust II in connection with the sales by those trusts of $30.0 in mandatorily redeemable preferred capital securities to third party investors. In December 2004, the Corporation issued $5.0 million of additional junior subordinated debentures that were not tied to trust preferred securities offerings. Between December 2009 and January 2010, the Corporation issued approximately $10.8 million of TPS Debentures to Trust III and Trust III issued approximately $10.5 million in mandatorily redeemable preferred capital securities to third party investors. The terms of these debentures require the Corporation to make quarterly payments of interest to the holders of the debentures. Under the TPS Debentures, the Corporation has the ability to defer payments of interest for up to 20 consecutive quarterly periods. As noted above, the Corporation elected to defer interest payments under all of its TPS Debentures on December 15, 2010. Accordingly, the Corporation is not currently permitted to pay dividends or make distributions on, or repurchase, redeem or otherwise acquire, any shares of its common stock or Series A Preferred Stock. The Corporation cannot predict when, or if, it will resume making interest payments under its TPS Debentures. Holders of shares of the Corporation’s common stock and Series A Preferred Stock should not expect to receive cash dividends for the foreseeable future.

Applicable banking and Maryland laws impose additional restrictions on the ability of the Corporation and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the Board of Directors.

In the past, the Corporation’s ability to pay dividends to shareholders has been largely dependent upon the receipt of dividends from the Bank. Since December 2009, the Corporation has used cash held at the holding company to pay dividends. In December 2010, however, the Corporation contributed substantially all of its excess cash to the Bank to strengthen the Bank’s capital levels. Accordingly, in the event the Corporation desires to pay cash dividends on its common stock and/or Series A Preferred Stock in the future, and assuming such dividends are then permitted under the terms of its Series A Preferred Stock and its junior subordinated debentures, the Corporation will likely need to rely on dividends from the Bank to pay such dividends, and there can be no guarantee that the Bank will be able to pay such dividends. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law generally prohibits the payment of a dividend by a troubled institution. Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Notwithstanding the foregoing, the Corporation’s shareholders must understand that the declaration and payment of dividends and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Thus, even at times when the Corporation is not prohibited from paying cash dividends on its capital securities, then neither the payment of such dividends nor the amounts thereof can be guaranteed.

The Corporation’s deferral of dividend payments under its Series A Preferred Stock could permit the holders of that stock to elect up to two directors to the Corporation’s Board of Directors.

The terms of the Series A Preferred Stock entitle the holders thereof to elect two directors to the Corporation’s Board of Directors if the Corporation fails to pay accrued but unpaid dividends for six quarterly periods, whether or not consecutive. As noted above, the Corporation began deferring dividend payments under the Series A Preferred Stock and, to date, has deferred two dividend payments. If the Corporation defers four more regularly scheduled dividend payments, whether or not consecutive, then the Treasury (or the then-current holder of the Series A Preferred Stock) could exercise that right and elect up to two directors.

[18]

The Corporation’s shares of common stock, Series A Preferred Stock, and the Warrant are not insured.

The shares of the Corporation’s common stock, including the shares underlying the Warrant, its Series A Preferred Stock, and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

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

[19]

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 21 of its banking offices and leases eight, which includes one specialty office. The Corporation also leases six offices of non-bank subsidiaries. Total rent expense on the leased offices and properties was $.65 million in 2010.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”.  As of February 25, 2011, the Corporation had 2,042 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of the Corporation’s common stock for each quarterly period of 2010 and 2009 are set forth below. On March 7, 2011, the closing sales price of the common stock was $3.39 per share.

	High	Low	Dividends Declared
2010
1st Quarter	$7.36	$4.66	$.010
2nd Quarter	7.12	3.80	.010
3rd Quarter	5.04	3.32	.010
4th Quarter	5.00	3.06	.000

2009
1st Quarter	$14.96	$7.02	$.200
2nd Quarter	12.50	8.06	.200
3rd Quarter	12.00	10.15	.200
4th Quarter	11.80	5.88	.100

As a result of the Corporation’s deferral of cash dividends under its Series A Preferred Stock in November 2010 and its December 2010 decision to defer interest payments under its TPS Debentures, the Corporation is currently prohibited from declaring or paying cash dividends on outstanding shares of its common stock. Subject to the restrictions imposed on the Corporation by banking and corporate laws and the terms of its other securities, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Prior to November 2010, cash dividends were typically declared on a quarterly basis. Historically, dividends to shareholders were generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. The ability of the Bank to declare dividends is limited by federal and state banking laws and state corporate laws. Further information about these limitations may be found in Note 19 of the Notes to Consolidated Financial Statements and in the risk factors contained in Item 1A of Part I under the heading “Risks Relating to the Corporation’s Securities”, which are incorporated herein by reference. There can be no guarantee that dividends will be declared in any future fiscal quarter.

[20]

Issuer Repurchases

On August 14, 2007, the Corporation’s Board of Directors authorized a common stock repurchase plan, which was publicly announced on August 21, 2007. The plan authorized the repurchase of up to 307,500 shares of common stock in open market and/or private transactions at such times and in such amounts per transaction as the Chairman and Chief Executive Officer of the Corporation determines to be appropriate. The repurchase plan was suspended in January 2009 in connection with the Corporation’s participation in the CPP, and no shares were repurchased by or on behalf of the Corporation and its affiliates (as defined by Exchange Act Rule 10b-18) during 2010.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

[21]

ITEM 6.       SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2010	2009	2008	2007	2006
Balance Sheet Data
Total Assets	$1,696,445	$1,743,796	$1,639,104	$1,478,909	$1,349,317
Net Loans	987,615	1,101,794	1,120,199	1,035,962	957,126
Investment Securities	229,687	273,784	354,595	304,908	263,272
Deposits	1,301,646	1,304,166	1,222,889	1,126,552	971,381
Long-term Borrowings	243,100	270,544	277,403	178,451	166,330
Shareholders’ Equity	95,640	100,566	72,690	104,665	96,856

Operating Data
Interest Income	$70,747	$85,342	$95,216	$93,565	$80,269
Interest Expense	29,164	32,104	43,043	49,331	39,335
Net Interest Income	41,583	53,238	52,173	44,234	40,934
Provision for Loan Losses	15,726	15,588	12,925	2,312	1,165
Other Operating Income	14,944	15,390	15,766	16,697	14,037
Net Securities Impairment Losses	(8,364)	(26,693)	(2,724)	--	--
Net (Losses)/Gains – Other	(6,130)	411	727	(1,605)	4
Other Operating Expense	44,521	46,578	40,573	38,475	35,490
(Loss)/Income Before Taxes	(18,214)	(19,820)	12,444	18,539	18,320
Income Tax (benefit)/expense	(8,017)	(8,496)	3,573	5,746	5,743
Net (Loss)/ Income	$(10,197)	$(11,324)	$8,871	$12,793	$12,577
Accumulated preferred stock dividend and discount accretion	(1,559)	(1,430)	--	--	--
Net (loss) attributable to/income available to common shareholders	$(11,756)	$(12,754)	$8,871	$12,793	$12,577

Per Share Data
Basic net (Loss)/Income per common share	$(1.91)	$(2.08)	$1.45	$2.08	$2.05
Diluted net (Loss)/Income per common share	$(1.91)	$(2.08)	$1.45	$2.08	$2.05
Dividends Paid	.13	.80	.80	.78	.76
Book Value	10.68	11.49	11.89	17.05	15.77

Significant Ratios
Return on Average Assets	(.58%)	(.67%)	.55%	.90%	.96%
Return on Average Equity	(10.10%)	(11.02%)	9.31%	12.70%	13.07%
Dividend Payout Ratio	(7.85%)	(43.21%)	55.17%	37.50%	37.07%
Average Equity to Average Assets	5.73%	6.06%	5.95%	7.10%	7.35%
Total Risk-based Capital Ratio	11.57%	11.20%	12.18%	12.51%	12.95%
Tier I Capital to Risk Weighted Assets	9.74%	9.60%	10.59%	11.40%	11.81%
Tier I Capital to Average Assets	7.34%	8.53%	8.10%	8.91%	9.08%

[22]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, which appear in Item 8 of Part II of this annual report.

Recent Developments

On November 15, 2010, the Corporation elected, at the request of the Federal Reserve Board (“FRB”) and to preserve capital resources, to defer regularly scheduled quarterly cash dividend payments on the 30,000 shares of its Series A Preferred Stock, having a liquidation preference of $1,000 per share, that were issued to the Treasury in January 2010. Both the November 15, 2010 and the February 15, 2011 dividends, totaling $750,000, were deferred. The terms of the Series A Preferred Stock call for the payment of dividends on a quarterly basis at an annual rate of 5% of the liquidation preference for the first five years, after which the dividend rate automatically increases to 9%. Dividend payments on the Series A Preferred Stock may be deferred without default, but the dividend is cumulative. During a dividend deferral period, the Corporation is prohibited from paying any cash dividends on or purchasing its common stock. Accordingly, in connection with the deferral, the Corporation also suspended the payment of cash dividends on its common stock (previously, $.01 per share) effective immediately. If the Corporation fails to pay dividends on the Series A Preferred Stock for six quarters, whether or not consecutive, then the Treasury will have the right to appoint up to two directors to the Corporation’s Board of Directors.

On December 15, 2010, the Corporation, at the request of the FRB and to preserve capital resources, elected to defer regularly scheduled quarterly interest payments with respect to an aggregate of $41.73 million of its TPS Debentures, starting with the payments due in March 2011 (an aggregate of $502,629). Pursuant to the indentures under which the TPS Debentures were issued, the Corporation can elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that there is no event of default (as defined in the indentures) existing at the time of deferral. The Corporation is not in default under any of the indentures, and the election to defer interest payments is not a default under any of the indentures. Interest on the TPS Debentures will continue to accrue during the deferral period and interest on the deferred interest will also accrue, both of which must be paid at the end of the deferral period. During a deferral period, the Corporation may not, among other things and subject to certain exceptions, declare or pay dividends or otherwise make distributions with respect to the Corporation’s capital stock, purchase any of its capital stock, pay principal or interest on debt that ranks pari passu with or junior to the debentures, or make any payments under guarantees of the Corporation which rank pari passu with or junior to the debentures.

The Corporation intends to reevaluate the deferral of these payments periodically and, in consultation with its regulators, will consider reinstating these payments when appropriate.

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

Consolidated net loss attributable to common shareholders for the year ended December 31, 2010 was $11.8 million, compared to a net loss attributable to common shareholders of $12.8 million for 2009. Basic and diluted net loss per common share for the year ended December 31, 2010 was $1.91, compared to basic and diluted net loss per common share of $2.08 for 2009. The net loss resulted primarily from an $11.7 million decline in net interest income, $6.5 million of net losses related to a restructuring of the investment portfolio that was intended to limit credit risk and potential market and interest rate risk from a rising rate environment, and $3.4 million of losses and write-downs on other real estate owned. These losses were partially offset by a net tax benefit of $8.0 million and a decrease of $18.3 million in non-cash credit-related other-than-temporary impairment (“OTTI”) charges on the investment portfolio when comparing the year ended December 31, 2010 to the year ended December 31, 2009. The decline in net interest income resulted in a compressed net interest margin, on a fully tax-equivalent basis, of 2.71% when compared to 3.56% for the year ended December 31, 2009. Interest income on our interest earning assets declined $14.7 million, on a fully tax-equivalent basis, due to the increase in non-accrual loans throughout 2009, the decline in loan balances, the decrease in the investment portfolio and the lower interest rate environment. Additionally, during 2009 and 2010, we elected to maintain an increased liquidity position. Our cash position increased significantly due to our election not to reinvest cash from called investments, repayment of loans, and growth in our retail deposit base. The increase in cash levels has had a negative impact on our net interest income for the year ended December 31, 2010 of approximately $6.8 million, or 42 basis points on our net interest margin. As part of our 2011 strategic plan, we intend to reduce cash levels by paying off certain liabilities scheduled to mature in 2011. Our plan also includes strategies to change the composition of our deposit mix, focusing on lower cost, core deposits.

[23]

The provision for loan losses was $15.7 million for the year ended December 31, 2010, compared to $15.6 million for the same period of 2009. Specific allocations were made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance. Additionally, management increased the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment and the historical loss factors increased as a result of increased charge-offs on our loan portfolio.

Interest expense on our interest-bearing liabilities decreased $2.9 million during 2010 when compared to 2009 in spite of a $94.7 million increase in average deposits partially offset by a $21.2 million decrease in average debt outstanding. The decline in expense was due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and retail and brokered certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.

Other operating income increased $11.3 million during 2010 when compared to 2009. This increase was primarily attributable to a decrease of $18.3 million in non-cash credit-related OTTI charges on the investment portfolio offset by an increase of $6.5 million of net losses related to the above-mentioned restructuring of the investment portfolio. Management also noted a $.9 million decline in service charge income which was driven primarily by a decrease in overdraft income resulting from the decline in consumer spending and the new overdraft fee restrictions imposed under the Dodd-Frank Act. It is uncertain how proposed regulations introduced by the Bureau of Consumer Financial Protection will impact service charge income in the future. Operating expenses decreased $2.1 million in 2010 when compared to 2009. This decrease was due primarily to a $1.6 million decline in salaries and benefits resulting from reduced service costs in the pension plan and elimination of all performance based pay for employees and management in 2010. Other miscellaneous expenses decreased $.6 million for 2010 when compared to 2009. This decrease is attributable to reductions in expenses such as marketing, legal and professional, and consulting expenses.

Operations in 2010 were impacted by the following factors and strategic initiatives:

Excess Liquidity/Loan and Deposit Growth-Impact on Net Interest Margin – Throughout 2009 and 2010, we elected to maintain an increased liquidity position due to the increased risk in our loan portfolio as a result of the recession and the changing regulatory environment. Our cash position increased significantly due to our election not to reinvest cash from called investments and continued growth in our retail deposit base. The increase in cash levels had a negative impact on our net interest income of approximately $6.8 million, or 42 basis points on our net interest margin. As part of our 2011 strategic plan, we intend to reduce cash levels by paying off certain liabilities scheduled to mature in 2011. Our plan also includes strategies to change the composition of our deposit mix, focusing on lower cost, core deposits.

Loans decreased $112.1 million in 2010 when compared to loans at December 31, 2009. Commercial real estate loans increased $21.8 million as management focused on growing the small business loan portfolio and as certain acquisition and development loans, which decreased $74.8 million, were completed and transferred to permanent financing. The acquisition and development category also declined due to charged-off balances, foreclosures, and working some troubled credits out of the Bank. Commercial and industrial loans declined $11.3 million and residential mortgage loans declined $16.5 million. The decrease in the residential mortgage portfolio was attributable to the increased amount of loan refinancings that occurred as consumers sought long-term fixed rate loans. We do not retain these long-term fixed rate loans, and we use secondary market and Fannie Mae outlets to satisfy these loan requests. The consumer portfolio declined $31.3 million as repayment activity in the indirect auto portfolio exceeded new production resulting from the continued slowdown in economic activity and management’s decision not to compete with the special financing offered by the automotive manufacturers and large regional banks. Management anticipates that the economy will continue its slow recovery from the recent recession and it is likely that we will continue to experience low loan demand in 2011. Our 2011 strategic plan focuses on growth of existing relationships and building our portfolio of owner occupied business loans, multifamily residential loans and certain commercial and industrial loans that are utilized by community oriented business owners. We will also continue to work with our distressed borrowers in an effort to reduce our current level of non-performing loans.

[24]

Interest income on loans in 2010 decreased by $7.2 million (on a fully taxable equivalent basis) when compared to 2009 due to the decrease in interest rates and the increase in average non-accrual loans. Interest income on investment securities decreased by $8.0 million, (on a fully taxable equivalent basis) due to a $44.1 million decrease in the portfolio. (Additional information on the composition of interest income is available in Table 1 that appears on page 29).

Total deposits decreased $2.5 million during 2010 when compared to deposits at December 31, 2009. Non-interest bearing deposits increased $14.2 million. Traditional savings accounts increased $17.0 million offset by a $10.1 million decline in retail money market accounts. Time deposits less than $100,000 declined $66.2 million and time deposits greater than $100,000 increased $62.2 million. The increase in time deposits greater than $100,000 was primarily due to a $48 million increase in the CDARs product for a local municipality. These funds are short-term and will mature by March 2011.

Interest expense decreased $2.9 million in 2010 when compared to 2009. The decline was due to an overall reduction in interest rates on time deposits driven by our decision to only increase special rates for full relationship customers, the shorter duration of the portfolio and the increase in non-interest bearing deposits. The overall net interest margin decreased during 2010 to 2.71% from 3.56% in 2009 on a fully taxable equivalent basis.

Other Operating Income/Other Operating Expense - Other operating income, exclusive of losses, decreased $.4 million during 2010 when compared to 2009. Service charge income decreased $.9 million due primarily to a reduction in non-sufficient funds (NSF) fees and increased charged-off overdraft fees. The creation of the Bureau of Consumer Financial Protection and its proposed regulation of overdraft fees and interchange fees could have a negative impact on service charge income in the future. Whether this will occur and the extent to which it will reduce service charge income is uncertain at this time. Trust department income increased $.4 million during 2010 when compared to 2009 due to an increase in assets under management and the fees received on those accounts. Income on Bank Owned Life Insurance increased $.5 million during 2010 when compared to 2009 due to the surrender of the separate account contracts and purchase of general account contracts during the fourth quarter of 2009.

Net losses of $14.5 million were reported through other income during the year ended December 31, 2010, compared to net losses $26.3 million for the year ended December 31, 2009. There were $8.4 million in losses in 2010 that were attributable to non-cash OTTI charges on the investment portfolio, down from the $26.7 million in 2009. Other losses of $6.1 million during 2010 consisted primarily of a net loss of $2.2 million from sales of investments, $.2 million from a loan sale in the second quarter and $3.4 million from losses and write-downs on other real estate owned.

Other operating expenses decreased $2.1 million (4%) for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The decrease during 2010 was primarily due to a decline of $1.6 million in salaries and benefits resulting from reduced service costs in the pension plan and elimination of all performance based pay for employees and management. FDIC premiums increased $.1 million during 2010 when compared to the same period of 2009 due to the increased rate structure. Other miscellaneous expenses decreased $.6 million for 2010 when compared to the same time period of 2009. This decrease was attributable to reductions in expenses such as marketing, legal and professional, and consulting expenses.

Dividends – During 2010, the Corporation paid dividends to shareholders in the amount of $0.13 per share. In December 2009, the Corporation reduced its quarterly dividend to $.10 per common share effective for the dividend payable on February 1, 2010. In March 2010, the Corporation reduced its quarterly dividend to $.01 per common share effective for the dividend payable on May 1, 2010. In December 2010, the Corporation terminated quarterly dividend payments beginning in 2011 in connection with its deferral of quarterly dividends on its Series A Preferred Stock.

Looking Forward -- We will continue to face risks and challenges in the future, including: changes in local economic conditions in our core geographic markets; potential yield compression on loan and deposit products from existing competitors and potential new entrants in our markets; fluctuations in interest rates and changes to existing federal and state legislation and regulations over banks and financial holding companies. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this annual report.

[25]

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

The allowance for loan losses is also discussed below in Item 7 under the caption “Allowance for Loan Losses” and in Note 7 to Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. We have $1.8 million related to acquisitions of insurance “books of business” which is subject to amortization. The $12.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008, which is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Corporation’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the estimated current fair value of the reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed, and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

Our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. ASC Topic 350 requires an annual evaluation of goodwill for impairment. The determination of whether or not these assets are impaired involves significant judgments and estimates.

Throughout 2010, the Corporation's common stock  was trading below its book value consistent with its peer group. At December 31, 2010, the Corporation’s stock price was significantly below its tangible book value. Management felt that this decrease could indicate the possibility of impairment. Management consulted a third party valuation specialist to assist in the determination of the fair value of the Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in our stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of the Corporation. The income approach is a discounted cash flow analysis that is determined by adding (a) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that the Corporation could generate over the next five years and (b) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future. The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

[26]

Significant assumptions used in the above methods include:

•	Net income from the Corporation’s forward five year operating budget, incorporating conservative growth and mix assumptions
•
A discount rate of 12.50% based on the most recent [Q4 – 2010] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 311 basis points

•
A price to tangible book multiple of 1.03, the median multiple of the 27 commercial bank mergers and acquisitions during 2010 for selling bank and holding companies headquartered in DC, DE, MD, NC, NJ, NY, PA, VA and WV (Mid Atlantic area) as provided by SNL Financial and Corporation reports

•	A capitalization rate of 9.5% (discount rate of 12.50% adjusted for a conservative growth rate of 3.00%)

The resulting fair value of the income approach resulted in the fair value of the Corporation exceeding the carrying value by 47%. Management stressed the assumptions used in the analysis to provide additional support to the value derived. The discount rate could increase to 24% before the excess would be eliminated in the tangible multiple method or the assumption of the tangible book multiple could reduce to 0.48 and still result in a fair value in excess of book value. Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2010 was not impaired. However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Corporation will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

Accounting for Income Taxes

The Corporation accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws.

A valuation allowance is recognized to reduce any deferred tax assets that based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized. Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets. In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict. Our largest deferred tax assets involve differences related to allowance for loan losses and unrealized losses on investment securities. Given the nature of our deferred tax assets, management determined no valuation allowances were needed at either December 31, 2010 or 2009 except for a state valuation allowance for certain state deferred tax assets associated with our First United Corporation.

Management expects that our adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates because of changes in judgment or measurement including changes in actual and forecasted income before taxes, tax laws and regulations, and tax planning strategies.

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

[27]

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in Topic 320 (ASC Section 320-10-35), management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 21 to the Consolidated Financial Statements contained in Item 8 of Part II of this annual report.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 16 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

Recent Accounting Pronouncements and Developments

Note 1 to the Consolidated Financial Statements included in Item 8, Part II of this annual report discusses new accounting pronouncements that when adopted, may have an effect on our consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (“FTE”) basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.

[28]

The table below summarizes net interest income (on a fully taxable equivalent basis) for the 2009 and 2010.

(Dollars in thousands)	2010	2009
Interest income	$72,730	$87,478
Interest expense	29,164	32,104
Net interest income	$43,566	$55,374

Net interest margin %	2.71%	3.56%

Net interest income on an FTE basis decreased $11.8 million during the year ended December 31, 2010 over the same period in 2009 due to a $14.7 million (16.9%) decrease in interest income partially offset by a $2.9 million (9.2%) decrease in interest expense. The decrease in net interest income resulted primarily from a shift in the mix of earning assets from loans and investment securities to cash and cash equivalents (other interest earning assets) for the periods compared, as we made the decision to increase our liquidity position during this period of risk and economic uncertainty. The cost of the liquidity position represented by the foregone interest income from the $195.4 million in incremental average liquidity was approximately $6.8 million, or 42 basis points of the 85 basis point decrease in the net interest margin from 3.56% during 2009 to 2.71% for 2010. The increase in non-earning assets also negatively impacted net interest income and margin.

The overall $56.2 million increase in average interest-earning assets at lower yields also impacted the 111 basis point decline in the average yield on our average earning assets, which dropped from 5.63% for the year ended December 31, 2009 to 4.52% for the year ended December 31, 2010 (on an FTE basis). This reflected our increased liquidity levels.

Interest expense decreased during 2010 when compared to 2009 due to an overall reduction in interest rates on time deposits driven by our decision to only increase special rates for full relationship customers, and the shorter duration of the portfolio. This more than offset the impact of a $73.5 million increase in average interest-bearing liabilities in 2010 when compared to the same time period for 2009, with interest-bearing deposits increasing by approximately $94.7 million. The overall effect of these changes was a 30 basis point decrease in the average rate paid on our average interest-bearing liabilities from 2.19% for the year ended December 31, 2009 to 1.89% for the same period of 2010.

As shown below, the composition of total interest income between 2010 and 2009 reflects a shift toward interest and fees on loans from investment securities. This shift was the result of accumulating cash from calls on securities in the investment portfolio in order to enhance our liquidity position.

	% of Total Interest Income
	2010	2009
Interest and fees on loans	86%	80%
Interest on investment securities	13%	20%
Other	1%	--

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2010, 2009 and 2008. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2010, 2009 and 2008. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

[29]

Distribution of Assets, Liabilities and Shareholders’ Equity
Interest Rates and Interest Differential – Tax Equivalent Basis
Table 1
	For the Years Ended December 31
	2010			2009			2008
(Dollars in thousands)	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE	AVERAGE BALANCE	INTEREST	AVERAGE YIELD/RATE
Assets
Loans	$1,074,080	$61,115	5.69%	$1,132,569	$68,271	6.03%	$1,081,191	$74,415	6.88%
Investment Securities:
Taxable	148,565	5,524	3.72	224,647	13,106	5.83	285,382	16,848	5.90
Non taxable	94,728	5,518	5.83	98,960	5,962	6.02	82,844	5,229	6.31
Total	243,293	11,042	4.54	323,607	19,068	5.89	368,226	22,077	6.00
Federal funds sold	190,878	422	.22	48,979	96	.20	368	4	1.09
Interest-bearing deposits with other banks	87,860	104	.12	34,389	28	.08	3,691	77	2.09
Other interest earning assets	13,453	47	.35	13,819	15	.11	13,235	489	3.69
Total earning assets	1,609,564	72,730	4.52%	1,553,363	87,478	5.63%	1,466,711	97,062	6.62%
Allowance for loan losses	(22,530)			(14,960)			(9,002)
Non-earning assets	176,265			157,741			142,076
Total Assets	$1,763,299			$1,696,144			$1,599,785

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$115,478	$387	.34%	$107,869	$195	.18%	$104,693	$257	.25%
Interest-bearing money markets	286,639	2,418	.84	283,430	2,802	.99	310,057	6,649	2.14
Savings deposits	83,734	566	.68	76,703	498	.65	80,812	1,035	1.28
Time deposits:
Less than $100	366,922	7,802	2.13	323,409	9,241	2.86	239,211	10,220	4.27
$100 or more	388,945	6,910	1.78	355,589	7,480	2.10	339,110	12,621	3.72
Short-term borrowings	45,055	283	.63	44,473	318	.72	55,243	1,022	1.85
Long-term borrowings	252,889	10,798	4.27	274,718	11,570	4.21	254,680	11,239	4.41
Total interest-bearing liabilities	1,539,662	29,164	1.89%	1,466,191	32,104	2.19%	1,383,806	43,043	3.11%
Non-interest-bearing deposits	109,145			110,883			106,124
Other liabilities	13,507			16,240			14,595
Shareholders’ Equity	100,985			102,830			95,260
Total Liabilities and Shareholders’ Equity	$1,763,299			$1,696,144			$1,599,785
Net interest income and spread		$43,566	2.63%		$55,374	3.44%		$54,019	3.51%
Net interest margin			2.71%			3.56%			3.68%

NOTES:
--The above table reflects the average rates earned or paid stated on a tax equivalent basis assuming a tax rate of 35% for 2010, 2009 and 2008. The fully taxable equivalent adjustments for the years ended December 31, 2010, 2009 and 2008 were $1,983, $1,613 and $1,846, respectively.
--The average balances of non-accrual loans for the years ended December 31, 2010, 2009 and 2008, which were reported in the average loan balances for these years, were $42,506, $39,851 and $23,517, respectively.
--Net interest margin is calculated as net interest income divided by average earning assets.
--The average yields on investments are based on amortized cost.

[30]

Interest Variance Analysis (1)
Table 2
	2010 Compared to 2009			2009 Compared to 2008
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$(3,328)	$(3,828)	$(7,156)	$3,097	$(9,241)	$(6,144)
Taxable Investments	(2,829)	(4,753)	(7,582)	(3,543)	(199)	(3,742)
Non-taxable Investments	(247)	(197)	(444)	971	(238)	733
Federal funds sold	313	13	326	95	(3)	92
Other interest earning assets	247	(139)	108	59	(582)	(523)
Total interest income	(5,844)	(8,904)	(14,748)	679	(10,263)	(9,584)

Interest Expense:
Interest-bearing demand deposits	26	166	192	6	(68)	(62)
Interest-bearing money markets	27	(411)	(384)	(263)	(3,584)	(3,847)
Savings deposits	47	21	68	(27)	(510)	(537)
Time deposits less than $100	925	(2,364)	(1,439)	2,406	(3,385)	(979)
Time deposits $100 or more	593	(1,163)	(570)	347	(5,488)	(5,141)
Short-term borrowings	4	(39)	(35)	(77)	(627)	(704)
Long-term borrowings	(932)	160	(772)	844	(513)	331
Total interest expense	690	(3,630)	(2,940)	3,236	(14,175)	(10,939)

Net interest income	$(6,534)	$(5,274)	$(11,808)	$(2,557)	$3,912	$1,355

Note:
(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $15.7 million for the year ended December 31, 2010, compared to $15.6 million for the same period of 2009. The slight increase in the provision for loan losses resulted from increases in the rolling historical loss rates and qualitative factors utilized in the determination of the allowance for loans collectively evaluated. Management strives to ensure that the Allowance for Loan Losses reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net losses, and the percentage changes during these years:

(Dollars in thousands)	2010	2009	% Change
Service charges on deposit accounts	$3,765	$4,992	-24.6%
Other service charge income	758	466	62.7%
Debit card income	1,580	1,404	12.5%
Trust department income	4,096	3,665	11.8%
Insurance commissions	2,712	2,888	-6.1%
Bank owned life insurance (BOLI)	1,019	559	82.3%
Brokerage commissions	694	593	17.0%
Other income	320	823	-61.1%
Total other operating income	$14,944	$15,390	-2.9%

As the table above illustrates, other operating income decreased by $.4 million in 2010 when compared to 2009, exclusive of net losses. The decline in service charges on deposit accounts was due primarily to a reduction in NSF fees, increased charge-off overdrafts and the new overdraft regulation implemented in August 2010 as a result of the Dodd-Frank Act. The creation of the Bureau of Consumer Financial Protection and its proposed regulation of overdraft fees and interchange fees could have a negative impact on service charge income in the future. Whether this will occur and the extent to which it will reduce service charge income is uncertain at this time. We also experienced decreases in other income such as fee income from our investments in Maryland and West Virginia title companies.

[31]

Trust department income increased during 2010 when compared to 2009 due to an increase in assets under management and the fees received on those account. Assets under management were $590 million and $544 million for years 2010 and 2009, respectively.

Insurance commissions decreased in 2010 when compared to 2009 due to reduced premiums and contingency income. Contingency income is received from the insurance carriers based upon claims histories and varies from year to year.

We experienced an increase in Bank Owned Life Insurance earnings of $.5 million for the year ended December 31, 2010 when compared to the same period in 2009 due to the surrender of the separate account and purchase of general account contracts during the fourth quarter of 2009.

Other Operating Expense

Other operating expense for 2010 decreased $2.1 million (4.4%) when compared to 2009. The following table shows the major components of other operating expense for the past two years and the percentage changes during these years:

(Dollars in thousands)	2010	2009	% Change
Salaries and employee benefits	$21,307	$22,917	-7.0%
Other expenses	10,386	10,953	-5.2%
FDIC premiums	4,017	3,966	1.3%
Equipment	3,197	3,409	-6.2%
Occupancy	2,977	2,822	5.5%
Data processing	2,637	2,511	5.0%
Total other operating expense	$44,521	$46,578	-4.4%

The $1.6 million decrease in salaries and employee benefits during 2010 when compared to 2009 resulted from reduced service costs in the pension plan and elimination of all performance based pay for employees and management. Other expenses decreased by 5.2% due primarily to decreases in marketing, legal and professional, and consulting expenses. The reduction in equipment expense resulted from a decrease in depreciation.

Applicable Income Taxes

Due to the net loss incurred in 2010, we recognized a net tax benefit of $8.0 million, compared to a net tax benefit of $8.5 million in 2009. The net tax benefits generated in 2010 and 2009 resulted primarily from the non-cash OTTI charges on our investment portfolio of $8.4 million and $26.7 million, respectively, and the increased loan loss provision. See Note 15 to the Consolidated Financial Statements, “Income Taxes” for detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the state tax loss carry forwards of $1.2 million included in deferred tax assets which will expire commencing in 2019.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state net deferred tax assets at December 31, 2010, as it is more likely than not that they will be realized based on the following:

•
the expected reversal of all but $1.3 million of the total $6.9 million of deferred tax liabilities at December 31, 2010 in such a manner to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2010;

•
for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and

•	several tax planning strategies that can provide both one-time increases to taxable income of up to approximately $6.5 million and recurring annual decreases in unfavorable permanent items.

[32]

We will need to generate future taxable income of approximately $70 million to fully utilize the net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets decreased to $1.70 billion at December 31, 2010, representing a decrease of $47.4 million (2.7%) from year-end 2009.

The total interest-earning asset mix at December 31, 2010 shows a decline in the percentage of loans and investments as a percentage of total assets from 2009 to 2010 as we increased our cash and cash equivalents for liquidity purposes. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2010	2009
Cash and cash equivalents	18%	11%
Net loans	58%	63%
Investments	14%	16%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2010	2009
Total deposits	81%	79%
Total borrowings	18%	19%

Loan Portfolio

The Bank is actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Hardy County, Mineral County, and Monongalia County in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

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

[33]

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio for the past five years:

(In millions)	2010	2009	2008	2007	2006
Commercial real estate	$348.6	$326.8	$322.4	$232.1	$203.3
Acquisition and development	156.9	231.7	227.0	231.0	188.0
Commercial and industrial	70.0	81.3	77.7	81.5	68.9
Residential mortgage	356.7	373.2	382.0	357.3	339.9
Consumer	77.6	108.9	125.4	141.4	163.6
Total Loans	$1,009.8	$1,121.9	$1,134.5	$1,043.3	$963.7

Comparing loans at December 31, 2010 to loans at December 31, 2009, our loan portfolio decreased by $112.1 million (10%). Commercial real estate loans increased $21.8 million as management focused on growing the small business loan portfolio and as certain acquisition and development loans, which decreased $74.8 million, were completed and transferred to permanent financing. The acquisition and development category also declined due to charged-off balances, foreclosures, and working some troubled credits out of the Bank. Commercial and industrial loans declined $11.3 million and residential mortgage declined $16.5 million. The decrease in the residential mortgage portfolio is attributable to the increased amount of loan refinancings that are occurring as consumers seek long-term fixed rate loans. We do not retain these long-term fixed rate loans, but use secondary market and Fannie Mae outlets to satisfy these loan requests. The consumer portfolio declined $31.3 million as repayment activity in the indirect auto portfolio exceeded new production resulting from the continued slowdown in economic activity and management’s decision not to compete with the special financing offered by the automotive manufacturers. Indirect auto loans comprise the largest percentage of consumer loans, 72% at December 31, 2010 and 75% at December 31, 2009.

At December 31, 2010, adjustable interest rate loans made up 38% of total loans, compared to 62% at December 31, 2009. Fixed–interest rate loans made up 62% of the total loan portfolio at December 31, 2010, compared to 38% of total loans at December 31, 2009.

Comparing loans at December 31, 2009 to loans at December 31, 2008, our loan portfolio decreased by $12.6 million (1%). Growth in commercial real estate loans ($4.4 million), acquisition and development loans ($4.7 million) and commercial and industrial loans ($3.6 million) was offset by a decline in our residential mortgage portfolio ($8.8 million) and a decline in our consumer portfolio ($16.5 million). The decrease in consumer loans was primarily attributable to a decline in the indirect loan portfolio resulting from a slowdown in economic activity and management’s de-emphasis of this form of lending product.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2010:

Maturities of Loan Portfolio at December 31, 2010

Table 4
(In thousands)	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$29,237	$82,555	$236,792	$348,584
Acquisition and Development	63,182	22,868	70,842	156,892
Commercial and Industrial	15,091	31,525	23,376	69,992
Residential Mortgage	18,784	9,667	328,291	356,742
Consumer	7,676	62,544	7,323	77,543
Total Loans	$133,970	$209,159	$666,624	$1,009,753

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$37,185	$178,898	$166,950	$383,033
Adjustable-Interest Rate Loans	96,785	30,261	499,674	626,720
Total Loans	$133,970	$209,159	$666,624	$1,009,753

[34]

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

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5
	At December 31,
(In thousands)	2010	2009	2008	2007	2006
Non-accrual loans:
Commercial real estate	$11,893	$4,046	$2,175	$382	$3,100
Acquisition and development	16,269	37,244	16,520	4,977	--
Commercial and industrial	1,355	--	2,338	--	--
Residential mortgage	5,236	5,227	3,434	60	66
Consumer	152	67	86	24	24
Total non-accrual loans	$34,905	$46,584	$24,553	$5,443	$3,190

Accruing Loans Past Due 90 days or more:
Commercial real estate	$--	$--	$513	$166	$--
Acquisition and development	128	--	430	975	--
Commercial and industrial	44	--	174	563	122
Residential mortgage	2,437	1,483	1,686	1,004	146
Consumer	183	287	673	552	351
Total accruing loans past due 90 days or more	$2,792	$1,770	$3,476	$3,260	$619

Total non-accrual and accruing loans past due 90 days or more	$37,697	$48,354	$28,029	$8,703	$3,809

Restructured Loans (TDRs):
Performing	$5,506	$22,160	$349	$--	$522
Non-accrual (included above)	9,593	13,321	119	--	--
Total TDRs	$15,099	$35,481	$468	$--	$522

Other Real Estate Owned	$18,072	$7,591	$2,424	$825	$23

Impaired loans without a valuation allowance	$42,890	$102,553	$66,816	$6,814	$--
Impaired loans with a valuation allowance	19,713	28,677	16,519	176	$127
Total impaired loans	$62,603	$131,230	$83,335	$6,990	$127
Valuation allowance related to impaired loans	$4,366	$7,624	$4,759	$176	$127

[35]

Non-Accrual Loans as a % of Applicable Portfolio
	2010	2009	2008	2007	2006
Commercial real estate	3.4%	1.2%	.7%	.2%	1.5%
Acquisition and development	10.4%	16.1%	7.3%	2.2%	--
Commercial and industrial	1.9%	--	3.0%	--	--
Residential mortgage	1.5%	1.4%	.9%	.02%	.02%
Consumer	.2%	.1%	.1%	.02%	.01%

Interest income not recognized as a result of placing loans on non-accrual status was $1.7 million and there was no interest income recognized in net income on these loans during 2010.

Performing loans considered to be impaired (including performing restructured loans, or TDRs), as defined and identified by management, amounted to $27.7 million at December 31, 2010 and $84.6 million at December 31, 2009. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of acquisition and development loans and commercial real estate loans. The fair values are generally determined based upon independent third party appraisals of the collateral. Management applies a sensitivity analysis to appraised values based upon an internally prepared grid that considers the age of the third party appraisal and the geographic region where the collateral is located. Generally, if the appraisal is more than 18 months old, a new appraisal is obtained. Valuations are typically based on an “as is” appraised value. At December 31, 2010, the fair value of one loan totaling $3.4 million was determined using discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) declined $45.5 million during the year ended December 31, 2010. In 2009, due to the deteriorating credit environment, management made a concerted effort to reduce the risk in our portfolio by enhancing efforts to structure plans for some of our larger impaired credits to maximize their collectability by converting interest only lines of credit to amortizing term loans. During 2010, as loans demonstrated sustained payment performance, management determined that we should be able to collect full contractual principal and interest and, accordingly, removed them from an impaired status. During 2010, $35.3 million of loans were removed from impaired status due to satisfactory payment performance, another $5.2 million of loans were paid off and $1.1 million in principal reductions were received. In 2010, $3.4 million of previously performing impaired loans were transferred to non-accrual or foreclosure and $2.2 million were transferred to performing TDRs. One loan totaling $0.7 million and four loans totaling $1.0 million of loans reclassified from performing TDRs were added to performing impaired loans in 2010. Management will continue to monitor loans that have been removed from an impaired status and take appropriate steps in an effort to ensure that satisfactory performance is sustained.

The level of TDRs declined $20.4 million during 2010, with five loans totaling $3.1 million added to performing TDRs, three loans totaling $1.0 million added to non-performing TDRs and $24.7 million removed from TDR reporting. Five non-accrual TDRs totaling $4.1 million were foreclosed on and one non-accrual TDR had a partial charge-off of $2.3 million. Another $1.6 million TDR that had been performing was fully charged-off during the year. Two performing TDRs totaling $2.6 million paid off during 2010. Loans that had been modified in 2009 at market rates, totaling $14.1 million, were removed from performing TDR status during 2010 because the borrowers made at least six consecutive payments and were current at December 31, 2010.

[36]

The following table presents the details of TDRs by loan class at and for the year ended December 31, 2010:

	Troubled Debt Restructurings at Period End		New Troubled Debt Restructurings in YTD Period		Troubled Debt Restructurings that Subsequently Defaulted during Prior 12 Months
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
December 31, 2010
Commercial real estate
Non owner-occupied	2	$1,630	--	$--	--	$--
All other CRE	--	--	--	--	--	--
Acquisition and development
1-4 family residential construction	--	--	1	324	2	469
All other A&D	9	9,139	3	3,185	2	3,357
Commercial and industrial	2	2,072	--	--	1	1,561
Residential mortgage
Residential mortgage - term	9	2,258	4	623	1	249
Residential mortgage – home equity	--	--	--	--	--	--
Consumer	--	--	--	--	--	--
Total	22	$15,099	8	$4,132	6	$5,636

At December 31, 2010, additional funds of up to $1.9 million are committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $47,000 and interest income recognized in income was $.4 million in 2010.

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

The allowance for loan losses increased to $22.1 million at December 31, 2010, compared to $20.1 million at December 31, 2009. The provision for loan losses remained stable for the year ended December 31, 2010 at $15.7 million compared to $15.6 million for the same period of 2009. Net charge-offs increased to $13.7 million at December 31, 2010 from $9.8 million at December 31, 2009. As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas in which we operate. Additionally, the current economic environment has caused a decline in real estate sales. Consequently, we have closely reviewed and applied sensitivity analyses to collateral values to more adequately measure potential future losses. Where necessary, we have obtained new appraisals on collateral. Specific allocations of the allowance have been provided in these instances where losses may occur. As of December 31, 2010, the balance of the allowance was equal to 2.19% of total loans.

Historical charge-off rates are utilized in the calculation of the allowance for loan losses based on a rolling eight quarter average for commercial loans and a rolling twelve quarter average for consumer loans. Year-to-date charge-offs include $2.3 million for two loans in the acquisition and development portfolio that were transferred to other real estate owned, a $1.6 million charge-off of one loan in the commercial and industrial portfolio, and $5.2 million of partial charge-offs for three loans in the acquisition and development portfolio. These charge-offs were the primary contributors of the annualized net charge-off loss rate of 4.46% in the acquisition and development portfolio and 2.23% in the commercial and industrial portfolio. The 1.34% annualized charge-off rate in the consumer loan portfolio is the result of our policy of charging off these loans after they are 120 days contractually past due. Accruing loans past due 30 days or more increased to 3.6% of the loan portfolio at December 31, 2010 from 2.5% of the loan portfolio at December 31, 2009. This increase was due to an increase in the consumer portfolio delinquency rates from 4.9% at December 31, 2009 to 5.2% at December 31, 2010 and an increase in the commercial portfolios delinquency rate from 0.8% to 2.0% in the same time period. The rate of loans entering delinquency remained consistent in the commercial portfolios, with loans 30 days past due increasing slightly from 0.6% of those portfolios at December 31, 2009 to 0.7% at December 31, 2010.

[37]

As a result of management’s evaluation of the loan portfolio using the factors and methodology described above, management believes the allowance for loan losses is appropriate as of December 31, 2010.

The balance of the allowance for loan losses increased to $20.1 million at December 31, 2009, from $14.3 million at December 31, 2008. Several factors contributed to the $5.8 million increase in the balance of the allowance in 2009, including: a significant increase in the balance of non-accrual loans, from $24.6 million in 2008 to $46.6 million in 2009; changes to the qualitative factors which are reviewed quarterly and reflect the current economic environment; an increase in impaired loans from $83.3 million in 2008 to $131.2 million in 2009; and an increase in the percentage of net charge-offs to average outstanding loans from .54% in 2008 to .87% in 2009. Non-accrual loans and impaired loans consisted primarily of real estate development loans and commercial real estate that had experienced a slowdown in the level of sales activity during the year. All of these types of credit facilities were thoroughly reviewed by management during 2009 as to the adequacy of the collateral, the valuation of collateral, secondary sources of repayment, and other credit quality attributes. Collateral valuations were also subject to a sensitivity and shock analysis in order to identify loans that may not have had sufficient collateral in the event of a significant decline in the market value of the collateral. As a result of these extensive reviews, specific allocations of the allowance were made for several loans. At December 31, 2009, the balance of the allowance was equal to 1.79% of total loans, which was 2.0 times the amount of net charge-offs for the year.

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6
	For the Years Ended December 31,
(In thousands)	2010	2009	2008	2007	2006
Balance, January 1	$20,090	$14,347	$7,304	$6,530	$6,416
Charge-offs:
Commercial real estate	(543)	(729)	(109)	(10)	(43)
Acquisition and development	(9,770)	(3,902)	(838)	(211)	--
Commercial and industrial	(2,225)	(2,246)	(2,951)	(152)	(316)
Residential mortgage	(2,008)	(1,495)	(672)	(213)	(72)
Consumer	(1,791)	(2,413)	(2,025)	(1,636)	(1,144)
Total charge-offs	(16,337)	(10,785)	(6,595)	(2,222)	(1,575)
Recoveries:
Commercial real estate	94	103	--	--	--
Acquisition and development	1,097	40	23	--	--
Commercial and industrial	538	201	33	45	111
Residential mortgage	391	80	120	14	4
Consumer	539	516	537	625	409
Total recoveries	2,659	940	713	684	524
Net credit losses	(13,678)	(9,845)	(5,882)	(1,538)	(1,051)
Provision for loan losses	15,726	15,588	12,925	2,312	1,165
Balance at end of period	$22,138	$20,090	$14,347	$7,304	$6,530

Allowance for loan losses to loans outstanding (as %)	2.19%	1.79%	1.26%	0.70%	0.68%
Net charge-offs to average loans outstanding during the period, annualized (as %)	1.28%	0.87%	0.54%	0.15%	0.11%

[38]

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

Allocation of the Allowance for Loan Losses
Table 7
	For the Years Ended December 31,
(In thousands)	2010	% of Total Loans	2009	% of Total Loans	2008	% of Total Loans	2007	% of Total Loans	2006	% of Total Loans
Commercial real estate	$8,658	35%	$5,351	29%	$3,289	28%	$1,568	22%	$1,078	21%
Acquisition and development	6,345	16%	7,922	21%	3,396	20%	1,641	22%	879	20%
Commercial and industrial	1,345	7%	1,945	7%	2,318	7%	615	8%	1,027	7%
Residential mortgage	4,211	35%	3,061	33%	3,437	34%	1,830	34%	1,737	35%
Consumer	1,579	7%	1,811	10%	1,907	11%	1,650	14%	1,809	17%
Total	$22,138	100%	$20,090	100%	$14,347	100%	$7,304	100%	$6,530	100%

Investment Securities

Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of applicable income taxes. For additional information, see Notes 1 and 6 of the Notes to Consolidated Financial Statements, which are included in Item 8 of Part II of this annual report.

The following sets forth the composition of our securities portfolio available-for-sale, reported at fair value, by major category as of the indicated dates:

Table 8
	At December 31,
	2010			2009			2008
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$24,813	$24,850	11%	$68,487	$68,263	25%	$111,938	$113,645	32%
Residential mortgage- backed agencies	98,109	99,613	43%	59,640	62,573	23%	80,354	82,561	23%
Collateralized mortgage obligations	763	662	1%	40,809	33,197	12%	51,753	40,638	12%
Obligations of states and political subdivisions	94,250	94,724	41%	95,190	97,303	35%	95,876	93,485	26%
Collateralized debt obligations	36,533	9,838	4%	44,478	12,448	5%	70,324	24,266	7%
Total	$254,468	$229,687	100%	$308,604	$273,784	100%	$410,245	$354,595	100%

Total investment securities decreased $44.1 million during 2010 when compared to the balance at December 31, 2009. During the first quarter of 2010, we embarked on a restructuring of our available-for-sale investment portfolio with goals of reducing sensitivity to future increases in interest rates and reducing future negative credit exposure. As part of this restructuring, available for sale securities with an aggregate fair value of $117.1 million were transferred to the trading portfolio, comprised of $20.0 million from the collateralized mortgage obligations (“CMO”) portfolio, $89.6 million from the U.S. government agency and residential mortgage-backed agency portfolios, and $7.5 million from the municipal securities portfolio. Unrealized losses of $5.1 million and unrealized gains of $2.9 million were recognized in earnings at the time of transfer. The bonds selected for transfer to trading and ultimate sale were chosen to maximize the following benefits: a reduction of extension and price risk in a rising interest rate environment; recognition of gains on callable agency securities and fixed rate mortgage-backed securities that will disappear with rising rates; and improvement in the credit quality of the portfolio through reduction of the private label CMO portfolio with the most exposure to potential credit risk.

[39]

As of December 31, 2010, all of the aforementioned securities had been sold, resulting in an additional $.3 million net loss on the trading transaction. As of December 31, 2010, the replacement securities had been purchased except for approximately $26 million, which is reflected in the increase in cash. Management anticipates that any future acquired replacement securities will be shorter term in nature, structured to take advantage of higher interest rates through incorporation of staggered cash flows, and collateral eligible, (providing additional liquidity to the portfolio).

At December 31, 2010, the securities classified as available-for-sale included a net unrealized loss of $24.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to the collateralized debt obligations.

As discussed in Note 21 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report, we measure fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $219.8 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $1.9 million at December 31, 2010. The remaining $9.8 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $26.7 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $18.2 million represent non-credit related OTTI charges on 13 of the securities, while $8.5 million of unrealized losses relates to five securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2010.

Level 3 Investment Securities Available for Sale

		(Dollars in Thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	769	325	(444)	C	303,112	32.66%	160,500	(51,655)	-32.18%	20/29
Preferred Term Security XI•	B-1	1,382	456	(926)	C	635,775	27.49%	426,995	(122,134)	-28.60%	47/65
Preferred Term Security XVI*	C	173	39	(134)	C	606,040	39.77%	334,545	(164,944)	-49.30%	36/56
Preferred Term Security XVIII	C	2,042	556	(1,486)	C	676,565	24.61%	510,045	(86,113)	-16.88%	54/80
Preferred Term Security XVIII*	C	3,056	834	(2222)	C	676,565	24.61%	510,045	(86,113)	-16.88%	54/80
Preferred Term Security XIX*	C	1,326	240	(1,086)	C	700,535	24.61%	528,135	(100,753)	-19.08%	51/73
Preferred Term Security XIX*	C	2,222	400	(1,822)	C	700,535	24.61%	528,135	(100,753)	-19.08%	51/73
Preferred Term Security XIX*	C	3,060	560	(2,500)	C	700,535	24.61%	528,135	(100,753)	-19.08%	51/73
Preferred Term Security XIX*	C	1,324	240	(1,084)	C	700,535	24.61%	528,135	(100,753)	-19.08%	51/73
Preferred Term Security XXII*	C-1	3,943	607	(3,336)	C	1,386,600	29.75%	974,100	(234,693)	-24.09%	63/97
Preferred Term Security XXII*	C-1	1,577	243	(1,334)	C	1,386,600	29.75%	974,100	(234,693)	-24.09%	63/97
Preferred Term Secunty XXIII*	C-1	2,018	514	(1,504)	C	1,467,000	24.85%	1,023,500	(188,907)	-18.46%	92/124
Preferred Term Security XXBI*	D-1	683	75	(608)	C	1,467,000	24.85%	1,023,500	(296,163)	-28.94%	92/124
Preferred Term Security XXIII*	D-1	2,049	226	(1,823)	C	1,467,000	24.85%	1,023,500	(296,163)	-28.94%	92/124
Preferred Term Security XXIV*	C-1	909	77	(832)	C	1,050,600	37.58%	655,800	(284,796)	-43.43%	58/92
Preferred Term Security I-P-I	B-2	2,000	1,024	(976)	CCC-	351,000	4.99%	176,000	16,035	9.11%	16/17
Preferred Term Security I-P-IV	B-1	3,000	1,283	(1,717)	CCC-	325,000	11.08%	275,250	7,761	2.82%	29/32
Preferred Term Security I-P-IV	B-1	5,000	2,139	(2,861)	CCC-	325,000	11.08%	275,250	7,761	2.82%	29/32

Total Level 3 Securities Available for Sale		36,533	9,838	(26,695)

* Security has been deemed other-than-temporary impaired and loss has been recognized in accordance with ASC Section 320-10-35.

[40]

The terms of the debentures underlying trust preferred securities in our investment portfolio allow the issuers of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 4.99% to 39.77% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, and this fact represents additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Topic 320 (ASC Section 320-10-35), management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury , are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing. Management will continue to review the assumptions and results and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and December 31, 2010.

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

[41]

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that two securities had an additional $.1 million of credit-related OTTI during the fourth quarter of 2010 and 12 securities with previously recorded OTTI had no further impairment. We recorded $8.4 million OTTI charges on the CDO securities in earnings for the year ended December 31, 2010.

Management does not intend to sell these securities nor is it more likely than not that we will be required to sell the securities prior to recovery. The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Future declines in market value and credit related impairment charges on this portfolio are dependent upon the performance of the underlying collateral, the liquidity of the markets in which they trade and the assumptions used in the calculation of the impairment. Because these securities require additional capital be set aside for risk-based capital ratios, further recognition of OTTI charges will primarily impact earnings and Tier 1 capital. As of December 31, 2010, management believes that we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2010 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2010

Table 9
(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$--	$11,743	$8,049	$5,058	$24,850
Residential mortgage-backed agencies	--	91,274	8,339	--	99,613
Collateralized mortgage obligations	--	662	--	--	662
Obligations of states and political subdivisions	2,421	4,830	11,443	76,030	94,724
Collateralized debt obligations	--	--	--	9,838	9,838
Total	$2,421	$108,509	$27,831	$90,926	$229,687

Percentage of total	1.05%	47.24%	12.12%	39.59%	100.00%
Weighted average yield	7.28%	2.70%	3.53%	4.90%	3.85%

At December 31, 2010, we did not hold any securities in the name of one issuer exceeding 10% of shareholders’ equity. The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value.

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2010, 2009 and 2008:

Deposit Balances
Table 10
	2010			2009			2008
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$121,142	$109,145	--	$106,976	$110,883	--	$107,749	$106,124	--
Interest-bearing deposits:
Demand	100,472	115,478	.34%	100,856	107,869	.18%	97,419	104,693	.25%
Money Market:
Retail	217,401	218,571	.67%	227,520	222,512	.90%	312,866	231,035	2.05%
Brokered	55,545	68,068	1.03%	74,800	60,918	.96%	83,458	79,022	.58%
Savings deposits	93,543	83,734	.68%	76,504	76,703	.65%	77,954	80,812	1.28%
Time deposits less than $100K	278,588	366,922	2.13%	344,802	323,409	2.86%	224,186	239,211	4.27%
Time deposits $100K or more:
Retail	221,564	127,590	1.18%	138,877	143,589	2.68%	183,832	112,999	4.37%
Brokered/CDARS	213,391	261,355	2.38%	233,831	212,000	1.01%	243,174	226,111	2.24%
Total Deposits	$1,301,646	$1,350,863		$1,304,166	$1,257,883		$1,222,889	$1,180,007

[42]

Total deposits decreased $2.5 million during 2010 when compared to deposits at December 31, 2009. Non-interest bearing deposits increased $14.2 million. Traditional savings accounts increased $17.0 million offset by a $10.1 decline in retail money market accounts. Time deposits less than $100,000 declined $66.2 million and time deposits greater than $100,000 increased $62.2 million. The increase in time deposits greater than $100,000 was primarily due to a $48 million increase in the CDARs product for a local municipality. These funds are short-term and will mature by March 2011.

During the fourth quarter of 2010, $45 million of brokered certificates of deposit were repaid and $35 million of CDARs one-way buy funds were repaid. Although brokered deposits are at very low rates in the current environment, management made the decision to deploy a portion of the excess liquidity to reduce the volatility of the deposit base and to repay these funds rather than renew the borrowings.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More
Table 11
(In thousands)	December 31, 2010
Maturities
3 Months or Less	$140,311
3-6 Months	54,159
6-12 Months	107,207
Over 1 Year	133,278
Total	$434,955

During 2009 and 2010, the Bank shifted its focus on certificates of deposit of $100,000 or more, particularly brokered deposits, to longer-term maturities as we anticipate a flat to rising interest rate environment in the future. Due to the increased liquidity during 2010, management elected to repay $45 million in brokered certificates of deposit in the fourth quarter. Additionally, $45 million of CDARS balances will mature in the first quarter of 2011. As part of our 2011 strategic plan, we intend to reduce cash levels by paying off certain brokered deposits, FHLB advances and public money scheduled to mature in 2011. Our plan also includes strategies to change the composition of our deposit mix, focusing on lower cost, core deposits.

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2010	2009	2008
Securities sold under agreements to repurchase	$39,139	$47,563	$41,995
Short-term FHLB advances	--	--	8,500
Total short-term borrowings	$39,139	$47,563	$50,495

Long-term FHLB advances	$196,370	$227,423	$241,474
Junior subordinated debentures	46,730	43,121	35,929
Total long-term borrowings	243,100	270,544	277,403

Total borrowings	$282,239	$318,107	$327,898

Average balance (from Table 1)	$297,944	$319,191	$309,923

[43]

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2010	2009	2008
Short-term FHLB advance, Daily borrowings, interest rate of 0.47% (at December 31, 2010)	--	--	$8,500

Securities sold under agreements to repurchase:
Outstanding at end of year	$39,139	$47,563	$41,995
Weighted average interest rate at year end	0.72%	0.66%	1.33%
Maximum amount outstanding as of any month end	$49,940	$50,052	$47,811
Average amount outstanding	41,434	43,887	38,128
Approximate weighted average rate during the year	0.68%	0.71%	1.46%

Total borrowings decreased by $35.9 million or 11% in 2010 when compared to 2009, while the average balance of borrowings decreased by $21.2 million during the same period. This decrease in 2010 was due to the $8.4 million decline in short-term borrowings as our Treasury Management customers used their deposits during 2010 and the repayment of $30 million in long-term FHLB advances during the year. These decreases were offset by an increase of $3.6 million in TPS Debentures that were issued to Trust III in January 2010.

Total borrowings decreased by $9.8 million or 3% in 2009 when compared to 2008, while the average balance of borrowings increased by $9.3 million during the same period. This decrease in 2009 is due to having no overnight borrowings at December 31, 2009 and the repayment of a $13 million long-term FHLB advance during the year. These decreases were offset by an increase of $7.2 million in junior subordinated debentures that were issued to Trust III in December 2009. During 2008, the Bank took advantage of opportunities to borrow long-term FHLB advances and match these borrowings with specific interest earning assets where possible.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the “Interest Rate Sensitivity” section of this Item 7 for further discussion on this topic.

At December 31, 2010, we had additional borrowing capacity with the FHLB totaling $30 million, an additional $26 million of unused lines of credit with various financial institutions, $20 million of an unused secured line of credit with the Federal Reserve Bank and approximately $125 million through wholesale money market funds. See Note 11 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

The Bank and the Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations.

Under the risk-based capital regulations, banking organizations are required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4% (6% for well capitalized banks). The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 4% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities.

[44]

At December 31, 2010, First United Corporation’s total risk-based capital ratio was 11.57%, which was well above the regulatory minimum of 8%, and the Bank’s total risk-based capital was 11.53%, which was well above the regulatory minimum of 8%. The total risk-based capital ratios of First United Corporation and the Bank for year-end 2009 were 11.20% and 11.05%, respectively. As of December 31, 2010, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report, for additional information regarding regulatory capital ratios.

Total shareholders’ equity decreased $5.0 million to $95.6 million at December 31, 2010, from $100.6 million at December 31, 2009, primarily due to declines in retained earnings offset by improvements in accumulated other comprehensive loss. The return on average equity (ROE) for 2010 increased to (10.10%) from (11.02%) for 2009.

As noted above, pursuant to the Treasury’s CPP, in January, 2009, the Corporation sold 30,000 shares of Series A Preferred Stock and a related warrant to purchase 326,323 shares of common stock for an exercise price of $13.79 per share to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 12 of the Notes to Consolidated Financial Statements, included in Item 8 of Part II of this annual report.

Cash dividends in the amount of $1.1 million were paid on the Series A Preferred Stock during 2010. The November 2010 and February 2011 payments of $.4 million each have been deferred. Management cannot predict whether any future regularly quarterly dividend payments on the Series A Preferred Stock will likewise be deferred. The ability of First United Corporation to make these dividend payments depends on our earnings in future quarters.

Cash dividends of $.13 per common share were paid during 2010, compared with $.80 paid during 2009. This represents a dividend payout ratio (cash dividends per common share divided by net income per common share) of (7.85%), and (43.21%), for 2010 and 2009, respectively. In December 2009, the Corporation reduced its quarterly dividend to $.10 per common share effective for the dividend payable on February 1, 2010. In March 2010, First United Corporation reduced its quarterly dividend to $.01 per common share effective for the dividend payable on May 1, 2010. In December 2010, First United Corporation terminated the payment of quarterly cash dividends starting in 2011 in connection with the above-mentioned deferral of dividends on its Series A Preferred Stock.

Interest payments totaling $2.2 million were made under the Corporation’s $46.73 million in outstanding junior subordinated debentures during 2010, compared to $1.6 million in 2009. Of these debentures, $41.73 million represent TPS Debentures and the remainder relates to debentures issued outside of trust preferred securities offerings. The stand-alone debentures rank senior in right of payment to the TPS Debentures. On December 15, 2010, the Corporation elected to defer quarterly interest payments under the TPS Debentures starting with the payments due in March 2011. The total amount due under all TPS Debentures in March 2011 is $.5 million. The ability of First United Corporation to make these interest payments depends on our earnings in future quarters.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans.The factors that determine the institutions liquidity are:

•	Reliability and stability of core deposits
•	Cash flow structure and pledging status of investments
•	Potential for unexpected loan demand

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

[45]

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, we may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (FTN Financial, M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank)
2.
Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, the home equity lines of credit portfolio, qualifying commercial real estate loans, and various securities.  Cash may also be pledged as collateral.

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

In response to current economic conditions, management has performed an extensive review of our liquidity position. We have identified alternative methods to reduce the pledges on securities in our investment portfolio. Throughout 2009 and into 2010, management made the decision not to reinvest called investments. The growth in deposits and decreased loan demand has also attributed to our increased liquidity position. While management believes that the increased liquidity position is prudent in light of the current economic environment and the increased risk in our loan portfolio, the increased liquidity did have a direct impact on the net interest margin and earnings as compared to prior periods.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is unaware of any trends or demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

Market Risk and Interest Sensitivity

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

Throughout 2010, we shifted our focus to a shorter duration balance sheet demonstrating a more neutral to asset sensitive position as we anticipate a flat to rising rate environment in the future. As of December 31, 2010, we were slightly liability sensitive.

Our interest rate risk management goals are:

•
Ensure that the Boards of Directors and senior management of First United Corporation and the Bank will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;

•	Enable dynamic measurement and management of interest rate risk;
•	Select strategies that optimize our ability to meet its long-range financial goals while maintaining interest rate risk within policy limits established by the Boards of Directors;

[46]

•	Use both income and market value oriented techniques to select strategies that optimize the relationship between risk and return; and
•	Establish interest rate risk exposure limits for fluctuation in net interest income (“NII”), net income and economic value of equity.

In order to manage interest sensitivity risk, management formulates guidelines regarding asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These guidelines are based on management’s outlook regarding future interest rate movements, the state of the regional and national economy, and other financial and business risk factors. Management uses computer simulations to measure the effect on net interest income of various interest rate scenarios. Key assumptions used in the computer simulations include cash flows and maturities of interest rate sensitive assets and liabilities, changes in asset volumes and pricing, and management’s capital plans. This modeling reflects interest rate changes and the related impact on net interest income over specified time periods.

We evaluate the effect of a change in interest rates of +/-100 basis points to +/-400 basis points on both NII and Net Portfolio Value (“NPV”) / Economic Value of Equity (“EVE”). We concentrate on NII rather than net income as long as NII remains the significant contributor to net income.

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

As a part of managing interest rate risk, the Bank entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Bank has designated its interest rate swap agreements as cash flow hedges, which have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive income. In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. At December 31, 2010, the fair value of the interest rate swap contracts was ($832) thousand. At December 31, 2009, the fair value of the interest rate swap contracts was ($60) thousand. There was no hedge ineffectiveness recorded for the year ended December 31, 2010. Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Bank believes that the credit risk inherent in these contracts is not significant as of December 31, 2010.

Based on the simulation analysis performed at December 31, 2010 and 2009, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2010	2009
+400 basis point increase	$3,979	--
+300 basis point increase	$3,268	$1,286
+200 basis point increase	$2,284	$847
+100 basis point increase	$1,160	$229
-100 basis point increase	$(662)	$1,449)

[47]

This estimate is based on assumptions that may be affected by unforeseeable changes in the general interest rate environment and any number of unforeseeable factors. Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between lending rates and rates paid on purchased funds are not constant over time. Management can respond to current or anticipated market conditions by lengthening or shortening the Bank’s sensitivity through loan repricings or changing its funding mix. The rate of growth in interest-free sources of funds will influence the level of interest-sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest-sensitive gap is only one factor to be considered in estimating the net interest margin.

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

[48]

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[49]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries (“Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Corporation as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First United Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 8, 2011

[50]

First United Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(In thousands, except per share amounts)

	December 31
	2010	2009
Assets
Cash and due from banks	$184,830	$139,169
Interest bearing deposits in banks	114,483	50,502
Cash and cash equivalents	299,313	189,671
Investment securities – available-for-sale (at fair value)	229,687	273,784
Restricted investment in bank stock, at cost	12,449	13,861
Loans	1,009,753	1,121,884
Allowance for loan losses	(22,138)	(20,090)
Net loans	987,615	1,101,794
Premises and equipment, net	32,945	31,719
Goodwill and other intangible assets, net	14,700	15,241
Bank owned life insurance	30,405	29,386
Deferred tax assets	26,400	29,189
Other real estate owned	18,072	7,591
Accrued interest receivable and other assets	44,859	51,560
Total Assets	$1,696,445	$1,743,796

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$121,142	$106,976
Interest bearing deposits	1,180,504	1,197,190
Total deposits	1,301,646	1,304,166

Short-term borrowings	39,139	47,563
Long-term borrowings	243,100	270,544
Accrued interest payable and other liabilities	16,920	20,957
Total Liabilities	1,600,805	1,643,230

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2010 and 2009 (discount of $202 and $261, respectively)	29,798	29,739
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,166 in 2010 and 6,144 in 2009	62	61
Surplus	21,422	21,305
Retained earnings	64,179	76,120
Accumulated other comprehensive loss	(19,821)	(26,659)
Total Shareholders’ Equity	95,640	100,566
Total Liabilities and Shareholders’ Equity	$1,696,445	$1,743,796

See notes to consolidated financial statements.

[51]

First United Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year ended December 31
	2010	2009
Interest income
Interest and fees on loans	$61,062	$68,221
Interest on investment securities
Taxable	5,524	13,106
Exempt from federal income tax	3,588	3,876
Total investment income	9,112	16,982
Other	573	139
Total interest income	70,747	85,342
Interest expense
Interest on deposits	18,083	20,216
Interest on short-term borrowings	283	318
Interest on long-term borrowings	10,798	11,570
Total interest expense	29,164	32,104
Net interest income	41,583	53,238
Provision for loan losses	15,726	15,588
Net interest income after provision for loan losses	25,857	37,650
Other operating income
Changes in fair value on impaired securities	(10,814)	(42,394)
Portion of loss recognized in other comprehensive income (before taxes)	2,450	15,701
Net securities impairment losses recognized in operations	(8,364)	(26,693)
Net (losses)/gains – other	(6,130)	411
Total net losses	(14,494)	(26,282)
Service charges	4,523	5,458
Trust department	4,096	3,665
Insurance commissions	2,712	2,888
Debit card income	1,580	1,404
Bank owned life insurance	1,019	559
Other	1,014	1,416
Total other income	14,944	15,390
Total other operating income/(loss)	450	(10,892)
Other operating expenses
Salaries and employee benefits	21,307	22,917
FDIC premiums	4,017	3,966
Equipment	3,197	3,409
Occupancy	2,977	2,822
Data processing	2,637	2,511
Other	10,386	10,953
Total other operating expenses	44,521	46,578
Loss before income taxes	(18,214)	(19,820)
Income tax benefit	(8,017)	(8,496)
Net Loss	$(10,197)	$(11,324)
Accumulated preferred stock dividends and discount accretion	(1,559)	(1,430)
Net Loss Attributable to Common Shareholders	$(11,756)	$(12,754)
Basic net loss per common share	$(1.91)	$(2.08)
Diluted net loss per common share	$(1.91)	$(2.08)
Dividends declared per common share	$.03	$.70
Weighted average number of common shares outstanding	6,155,645	6,122,187
Weighted average number of diluted shares outstanding	6,155,645	6,122,187

See notes to consolidated financial statements.

[52]

First United Corporation and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except per share amounts)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2009	$--	$61	$20,520	$93,092	$(40,983)	$72,690

Comprehensive income:
Net loss for the year				(11,324)		(11,324)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $8,407					12,422	12,422
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,311					1,938	1,938
Unrealized loss on derivatives, net of income taxes of $24					(36)	(36)
Comprehensive income						3,000
Issuance of 43,680 shares of common stock under dividend reinvestment plan			488			488
Stock based compensation			(16)			(16)
Preferred stock issued pursuant to TARP - 30,000 shares	29,687					29,687
Preferred stock discount accretion	52			(52)		--
Warrant issued pursuant to TARP			313			313
Preferred stock dividends				(1,186)		(1,186)
Common stock dividends declared - $.70 per share				(4,410)		(4,410)
Balance at December 31, 2009	29,739	61	21,305	76,120	(26,659)	100,566

Comprehensive loss:
Net loss for the year				(10,197)		(10,197)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $4,052					5,987	5,987
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $887					1,311	1,311
Unrealized loss on derivatives, net of income taxes of $312					(460)	(460)
Comprehensive loss						(3,359)
Issuance of 9,924 shares of common stock under dividend reinvestment plan		1	47			48
Stock based compensation			70			70
Preferred stock discount accretion	59			(59)		--
Preferred stock dividends paid				(1,125)		(1,125)
Preferred stock dividends deferred				(375)		(375)
Common stock dividends declared - $.03 per share				(185)		(185)
Balance at December 31, 2010	$29,798	$62	$21,422	$64,179	$(19,821)	$95,640

See notes to consolidated financial statements.

[53]

First United Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31
	2010	2009
Operating activities
Net Loss	$(10,197)	$(11,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	15,726	15,588
Depreciation	2,517	2,719
Stock compensation	70	(16)
Amortization of intangible assets	730	1,081
Loss/(gain) on sales of other real estate owned	475	(10)
Write-downs of other real estate owned	2,940	135
Loss on loan sales	194	--
Loss/(gain) on disposal of fixed assets	108	(848)
Net amortization of investment securities discounts and premiums	1,226	157
Other-than-temporary-impairment loss on securities	8,364	26,693
Proceeds from sales of investment securities trading	99,626	--
Proceeds from maturities/calls of investment securities trading	17,167	--
Loss on trading securities	251	443
Loss/(gain) on sales of investment securities – available-for-sale	2,162	(131)
Decrease/(increase) in accrued interest receivable and other assets	7,939	(26,755)
Deferred tax benefit	(1,839)	(9,040)
(Decrease)/increase in accrued interest payable and other liabilities	(3,797)	5,813
Earnings on bank owned life insurance	(1,019)	(559)
Net cash provided by operating activities	142,643	3,946

Investing activities
Proceeds from maturities/calls of investment securities available- for-sale	114,445	112,298
Proceeds from sales of investment securities available-for-sale	12,304	44,050
Proceeds from surrender of bank owned life insurance	--	10,916
Purchases of bank owned life insurance	--	(10,000)
Purchases of investment securities available-for-sale	(201,409)	(81,870)
Proceeds from sales of other real estate owned	3,146	1,307
Proceeds from loan sales	1,764	--
Proceeds from disposal of fixed assets	11	980
Net decrease/(increase) in loans	79,453	(3,782)
Net decrease in bank stock	1,412	72
Purchases of premises and equipment	(3,862)	(3,446)
Net cash provided by investing activities	7,264	70,525

Financing activities
Net (decrease)/increase in deposits	(2,520)	81,277
Net decrease in short-term borrowings	(8,424)	(2,932)
Proceeds from long-term borrowings	3,609	7,192
Payments on long-term borrowings	(31,053)	(14,051)
Proceeds from issuance of preferred stock and warrants	--	30,000
Cash dividends paid on common stock	(800)	(4,893)
Proceeds from issuance of common stock	48	488
Preferred stock dividends paid	(1,125)	(1,186)
Net cash (used in)/provided by financing activities	(40,265)	95,895
Increase in cash and cash equivalents	109,642	170,366
Cash and cash equivalents at beginning of the year	189,671	19,305
Cash and cash equivalents at end of period	$299,313	$189,671

Supplemental information
Interest paid	$29,754	$33,538
Taxes paid	300	1,880
Non-cash investing activities:
Transfers from loans to other real estate owned	17,042	6,599
Transfers from available-for-sale to trading	117,078	443
See notes to consolidated financial statements

[54]

First United Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Business

First United Corporation is a registered financial holding company that was incorporated under the laws of the state of Maryland. It is the parent company of First United Bank & Trust, a Maryland trust company (“Bank”), First United Insurance Group, LLC, a full-service insurance agency (“Insurance Group”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III (“Trust III” and together with Trust I and Trust II, the “Trusts”), a Delaware statutory business trust. The Trusts were formed for the purpose of selling trust preferred securities. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (the “Partnership”). The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 32 automated teller machines. This customer base includes individuals, businesses and various governmental units. The Insurance Group is a full-service insurance agency. First United Corporation and its subsidiaries operate principally in four Western Maryland counties and four West Virginia counties.

As used in these Notes, unless the context requires otherwise, the terms “the Corporation”, “we”, “us”, “our” and words of similar import refer collectively to First United Corporation and its direct and indirect subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment of other-than-temporary impairment (“OTTI”) pertaining to investment securities, potential impairment of goodwill, and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2010 presentation. Such reclassifications had no impact on net income.

The Corporation has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2010 for items that should potentially be recognized or disclosed in these financial statements as prescribed by Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events. The evaluation was conducted through the date these financial statements were issued.

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

[55]

The Corporation accounts for its investment in a Low Income Housing Tax Credit Partnership utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2010, approximately 15%, or $157 million, of total loans were loans secured by real estate acquisition, construction and development projects. Of the total, $126 million were performing according to their contractual terms, $3 million were performing according to their modified terms, $12 million have been identified as impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms, and $16 million were non-performing at December 31, 2010. No industry or borrower comprises greater than 10% of total loans as of December 31, 2010. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities. The Corporation does not have any significant concentrations in any one industry or customer.

Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2010, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

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

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of new accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), which the Corporation early adopted effective March 31, 2009 according to the effective date provisions of ASC Paragraph 320-10-65-1, management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Note 6.

The collateralized debt obligation (“CDO”) segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2010, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.5 million and a fair value of $9.8 million. The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued

[56]

since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing. Management believes the change will provide a more consistent approach going forward and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and December 31, 2010.

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

Previously, the Corporation obtained fair values for these securities from Moody’s Analytics and from Standard & Poor’s (“S&P”). Information such as performance of the underlying collateral, deferral/default rates, cash flow projections, related relevant trades, models, inquiries of trading firms who are prominent in the trust preferred securities market, actual market activity, clearing levels where bonds are likely to trade, current market sentiment and other analytical tools were utilized by the third-parties in determining individual security valuations in accordance with proper accounting guidance.

In determining the fair values of the CDOs with no intent to sell at December 31, 2009, Moody’s Analytics utilized an income valuation approach (present value technique) which maximizes the use of observable inputs and minimizes the use of unobservable inputs. Management believes that this approach is more indicative of fair value than the market approach that has been used historically, and involves several steps. The credit quality of the collateral was estimated using the average probability of default values for each underlying issuer, adjusted for credit ratings. The default probabilities also considered the potential for correlation among issuers within the same industry, such as banks with other banks. The loss given default was assumed to be 95%, allowing for a 5% recovery of collateral. Management elected to utilize the option assuming that there were no defaults or deferrals for a two-year time period for those banks who have publicly announced participation in the Treasury’s Capital Purchase Program (the “CPP”). The cash flows for the securities were forecasted for the underlying collateral and applied to each tranche in the structure to determine the resulting distribution among the securities. These expected cash flows were then discounted to calculate the present value of the security. The effective discount rate utilized by Moody’s Analytics for the various securities in the present value calculation was the three-month LIBOR plus 200 basis points (a risk free rate plus a premium for illiquidity). The resulting prices are highly dependent upon the credit quality of the collateral, the relative position of the tranche in the capital structure of the security and the prepayment assumptions. Moody’s Analytics modeled the calculations in several thousand scenarios using a Monte Carlo engine and the average price was used for valuation purposes.

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

[57]

Fair Value

The Corporation determines fair value of its investment securities and certain other assets in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820. Note 21 to the consolidated financial statements includes the Corporation’s fair value disclosures.

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (the “FHLB”) of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The Company recognizes dividends on the restricted stock on a cash basis. For the twelve months ended December 31, 2010, stock dividends of $46,500 were recognized in earnings. For the comparable period of 2009, stock dividends of $29,000 were recognized in earnings.

Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2010.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their outstanding unpaid principal balance, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.

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

Interest and Fees on Loans

Interest on loans (other than those on non-accrual status) is recognized based upon the principal amount outstanding. Loan fees in excess of the costs incurred to originate the loan are recognized as income over the life of the loan utilizing either the interest method or the straight-line method, depending on the type of loan. Generally, fees on loans with a specified maturity date, such as residential mortgages, are recognized using the interest method. Loan fees for lines of credit are recognized on the straight-line method.

[58]

A loan is considered to be past due when a payment has not been received for 30 days after its contractual due date. It is our general policy to discontinue the accrual of interest on loans (including impaired loans), except for consumer loans, when circumstances indicate that collection of principal or interest is doubtful. After a loan is placed on non-accrual status, interest is not recognized and cash payments received are applied to the principal balances. A non-accruing loan is restored to accrual status when principal and interest payments have been brought current, it becomes well secured or is in the process of collection and the prospects of future contractual payments are no longer in doubt.

Generally, consumer installment loans are not placed on non-accrual status, but are charged off after they are 120 days contractually past due. Loans other than consumer loans are charged-off based on an evaluation of the facts and circumstances of each individual loan.

Allowance for Loan Losses

An allowance for loan losses (“ALL”) is maintained at a level believed by management to be sufficient to absorb estimated losses inherent in the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35 for loans individually evaluated for impairment and ASC Subtopic 450-20 for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL.

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000, and if the loan either is in nonaccrual status or is risk rated Substandard and is greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We do not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired, or are classified as a troubled debt restructuring agreement.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by loan basis, with management primarily utilizing the fair value of collateral method. The evaluation of the need and amount of a specific allocation of the allowance and whether a loan can be removed from impairment status is made on a quarterly basis. Our policy for recognizing interest income on impaired loans does not differ from our overall policy for interest recognition.

Management has made, and will continue to make every effort to work with our borrowers by formally restructuring loan terms in a way that maximizes our ability to collect principal and interest. Restructured terms can include temporary relief of contractual principal payments, temporary or permanent reductions of the interest rate, and maturity extensions. For loans that were originally interest only credit lines, the restructured loan is placed on a principal amortization schedule if the maturity date is extended. Restructured loans are considered performing if they have made at least six consecutive payments of their original and modified terms. Restructured loans are evaluated for impairment as required by applicable accounting guidance.

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends (based on charged-off loans) are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

The starting point for the ALL analysis is the segregation of the loan portfolio into classes, which are based on the Federal call code assigned to each loan. Management tracks the historical net charge-off activity at the call code level. A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer pools currently utilize a rolling 12 quarters, while Commercial pools currently utilize a rolling 8 quarters.

[59]

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. The uncriticized (“pass”) pools for commercial and residential real estate real estate are further segmented based upon the geographic location of the underlying collateral. There are seven geographic regions utilized – six that represent the Bank’s lending footprint and a seventh for all out-of-market credits. Different economic environments and resultant credit risks exist in each region that are acknowledged in the assignment of qualitative factors. Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors. Allocations are not made for loans that are cash secured, for the Small Business Administration or Farm Service Agency guaranteed portion of loans, or for loans that are sufficiently collateralized.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Recoveries of amounts previously charged off and provision for losses are credited to the ALL.

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the allowance for loan losses, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $48,000 at December 31, 2010.

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

Other intangible assets with finite lives include core deposit intangible assets, which represent the present value of future net income to be earned from acquired deposits. Core deposit intangibles were amortized using the straight-line method over their estimated life of 7.2 years. The core deposit intangible was fully amortized in September 2010. Insurance agency book of business intangibles are being amortized using the straight-line method over their estimated lives.

Bank-Owned Life Insurance (BOLI)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, with any losses charged to the allowance for loan losses, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations are included in net expenses from other real estate owned. Changes in the valuation allowance are included in losses on other real estate owned. Other real estate owned totaled $18,072,000 and $7,591,000 at December 31, 2010 and 2009, respectively.

[60]

Income Taxes

First United Corporation and its subsidiaries file a consolidated federal income tax return. We account for income taxes using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the net liability or asset for deferred taxes adjusted for changes in any deferred tax asset valuation allowance.

ASC Topic 740, Taxes, provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have not identified any income tax uncertainties.

We also file state corporate income tax returns annually. Our federal and state returns may be selected for examination by the Internal Revenue Service and the states where we file, subject to statutes of limitations. At any given point in time, we may have several years of filed tax returns that may be selected for examination or review by taxing authorities. With few exceptions, we are no longer subject to U.S. Federal, State, and local income tax examinations by tax authorities for years prior to 2007.

We recognize interest and penalties on income taxes as a component of income tax expense.

Defined Benefit Plans

We account for our defined benefit pension plan and supplemental executive retirement plan in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the funded status of our defined benefit pension plan is recognized as an asset, and our supplemental executive retirement plan is recognized as a liability on the Consolidated Statements of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of accumulated other comprehensive loss, net of tax. Refer to Note 16 for a further discussion of our pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest bearing deposits in banks in the Consolidated Statements of Cash Flows.

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not our assets and, accordingly, are not included in the accompanying consolidated statements of financial condition. Income from the Bank’s trust department represents fees charged to customers and is recorded on an accrual basis.

Business Segments

We have one operating segment, commercial banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by the Board of Directors and Executive Management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

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

[61]

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of First United Corporation’s Omnibus Equity Compensation Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if we meet or exceed certain performance thresholds.

We comply with the provisions of ASC Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock compensation cost. The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period). The performance-related shares granted in connection with the LTIP are expensed ratably from the date that the likelihood of meeting the performance measures is probable through the end of a three year vesting period.

During the second quarter 2009, management determined that the likelihood of meeting the performance measures prescribed for the 2008 LTIP stock grants would not be probable. Therefore, under the guidance of ASC Paragraph 718-10-25-20, the share grants were reversed and the share-based compensation expense of approximately $80,000 recognized in 2008 was also reversed effective June 30, 2009.

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in Treasury’s Capital Purchase Program. The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the Capital Purchase Program assistance is repaid.

Stock-based awards were made to directors in 2010 and 2009. These awards totaled 12,166 and 5,655 fully-vested shares, respectively, at a fair market value of $5.75 and $11.48, per share, respectively, and are part of their annual compensation package. Director stock compensation expense was $70,000 and $65,000 for years ended December 31, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-2 (ASU 2011-01), but did not defer the effective date of the other disclosure requirements in ASU 2010-20. This guidance will not affect the Corporation’s financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, ASU 2010-28 adds a requirement to Step 1 of the goodwill impairment test that any adverse qualitative factors should be considered in determining whether it is more likely than not that goodwill impairment exists. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed. For public entities, the amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The adoption of this guidance is not anticipated to effect the Corporation’s financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 adds a number of disclosures that are intended to provide a greater level of disaggregated information about the credit risk exposures of an entity’s financing receivables, how those risks are analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for changes in the allowance. For public entities, end of period disclosures were effective for interim and annual reporting periods ending on or after December 15, 2010, and disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance did not impact the Corporation’s financial position or results of operations.

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

[62]

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which was codified in December 2009 as ASU No. 2009-16, Accounting for Transfers of Financial Assets (“ASU 2009-16”). This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, ASU 2009-16 amends the guidance found in ASC Topic 860, Transfers and Servicing, by removing the concept of a qualifying special-purpose entity and by modifying the financial-components approach used in Topic 860. The Corporation adopted the amended guidance, which became effective for fiscal years beginning after November 15, 2009. The adoption of ASU 2009-16 did not have any impact on the Corporation’s financial position and results of operations.

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

Management evaluated whether the accounting for the VIEs that existed at December 31, 2009 would change as a result of the transition to the new standard effective January 1, 2010. Management’s review concluded that the existing VIEs, which were determined to not require consolidation under the old standard, would continue to not require consolidation under the new standard. Management determined that the accounting treatment for the TPS Debentures issued by the Trusts described in Note 11 continues to be appropriate because the Corporation’s equity is not at risk. The treatment of the Corporation’s investment in a limited partnership is considered a VIE and is evaluated in Note 13.

[63]

2. Earnings Per Share

Basic loss per common share is derived by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted loss per share is derived by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on the loss per share during loss periods.

The following table sets forth the calculation of basic and diluted loss per common share for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010			2009
(In thousands, except for per share amount)	Loss	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Basic and Diluted Loss Per Share:
Net loss	$(10,197)			$(11,324)
Preferred stock dividends paid	(1,125)			(1,378)
Preferred stock dividends deferred	(375)			--
Discount accretion on preferred stock	(59)			(52)
Net loss attributable to common shareholders	$(11,756)	6,156	$(1.91)	$(12,754)	6,122	$(2.08)

3. Net Losses

The following table summarizes the gain/loss activity for the year ended December 31, 2010 and 2009:

	For the year ended December 31,
(In thousands)	2010	2009
Available-for-sale securities:
Other-than-temporary impairment charges	$(8,364)	$(26,693)
Realized gains	262	131
Realized losses	(170)	--
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	2,852	--
Losses recognized in earnings	(5,106)	--
Net (loss)/gain recognized on available-for-sale securities	(2,162)	131

Trading securities:
Gross gains on sales	972	--
Gross losses on sales	(1,223)	--
Net loss recognized on sales	(251)	--
Unrealized loss recognized on trading securities still held	--	(443)
Net loss on trading securities	(251)	(443)
Loss on loan sales	(194)	--
(Loss)/gain on sales of other real estate owned	(475)	10
Writedowns of other real estate owned	(2,940)	(135)
(Loss)/gain on disposal of fixed assets	(108)	848
Net (losses)/gains – other	(6,130)	411
Net losses	$(14,494)	$(26,282)

[64]

4. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require First United Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2010, that First United Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from regulatory agencies categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For a financial institution to be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentages shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$151,147	11.57%	$104,534	8.00%	$130,667	10.00%
First United Bank & Trust	150,349	11.53%	104,281	8.00%	130,351	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	127,317	9.74%	52,267	4.00%	78,407	6.00%
First United Bank & Trust	133,802	10.26%	52,140	4.00%	78,210	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	127,317	7.34%	69,349	4.00%	86,687	5.00%
First United Bank & Trust	133,802	7.73%	69,203	4.00%	86,504	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to Risk Weighted Assets)
Consolidated	$167,762	11.20%	$119,843	8.00%	$149,804	10.00%
First United Bank & Trust	165,256	11.05%	119,679	8.00%	149,599	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	143,843	9.60%	59,922	4.00%	89,883	6.00%
First United Bank & Trust	146,377	9.78%	59,839	4.00%	89,759	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	143,843	8.53%	67,423	4.00%	84,279	5.00%
First United Bank & Trust	146,377	8.73%	67,086	4.00%	83,858	5.00%

[65]

5. Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	December 31,
(In thousands)	2010	2009
Cash and due from banks, weighted average interest rate of 0.14% (at December 31, 2010)	$184,830	$139,169

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2010 and 2009, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), M&T Bank (“M&T”), and CBB.

	December 31,
(In thousands)	2010	2009
FHLB daily investments, interest rate of 0.12% (at December 31, 2010)	$77,102	$49,727
FTN daily investments, interest rate of 0.13% (at December 31, 2010)	1,350	700
FTN Fed Funds sold, interest rate of 0.25% (at December 31, 2010)	--	75
M&T Fed Funds sold, interest rate of 0.35% (at December 31, 2010)	6,004	--
CBB Fed Funds sold, interest rate of 0.22% (at December 31, 2010)	30,027	--
	$114,483	$50,502

6. Investment Securities – Available for Sale

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
December 31, 2010
U.S. government agencies	$24,813	$101	$64	$24,850	$--
Residential mortgage-backed agencies	98,109	1,703	199	99,613	--
Collateralized mortgage obligations	763	--	101	662	--
Obligations of states and political subdivisions	94,250	1,011	537	94,724	--
Collateralized debt obligations	36,533	--	26,695	9,838	18,151
Totals	$254,468	$2,815	$27,596	$229,687	$18,151

December 31, 2009
U.S. government agencies	$68,487	$274	$498	$68,263	$--
Residential mortgage-backed agencies	59,640	2,946	13	62,573	--
Collateralized mortgage obligations	40,809	--	7,612	33,197	1,574
Obligations of states and political subdivisions	95,190	2,501	388	97,303	--
Collateralized debt obligations	44,478	--	32,030	12,448	14,127
Totals	$308,604	$5,721	$40,541	$273,784	$15,701

Proceeds from sales of securities and the realized gains and losses are as follows:

(In thousands)	2010	2009
Proceeds	$12,304	$44,050
Realized gains	262	131
Realized losses	170	--

[66]

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2010 and 2009:

	Less than 12 months		12 months or more
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
U.S. government agencies	$13,044	$64	$--	$--
Residential mortgage-backed agencies	19,453	199	--	--
Collateralized mortgage obligations	--	--	662	101
Obligations of states and political subdivisions	26,887	537	--	--
Collateralized debt obligations	--	--	9,838	26,695
Totals	$59,384	$800	$10,500	$26,796

December 31, 2009
U.S. government agencies	$36,090	$371	$14,873	$127
Residential mortgage-backed agencies	589	13	--	--
Collateralized mortgage obligations	--	--	33,197	7,612
Obligations of states and political subdivisions	12,154	123	8,075	265
Collateralized debt obligations	--	--	12,448	32,030
Totals	$48,833	$507	$68,593	$40,034

Management systematically evaluates securities for impairment on a quarterly basis. Management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the impairment valuations and fair value determinations for its CDO portfolio consisting of pooled trust preferred securities. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing. Management will continue to review the assumptions and results and does not believe that there were any material differences in the valuations between December 31, 2010 and December 31, 2009.

U.S. Government Agencies - Two U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of December 31, 2010. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at December 31, 2010.

Residential Mortgage-Backed Agencies - Three residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of December 31, 2010. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at December 31, 2010.

[67]

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of one security at December 31, 2010, has been in an unrealized loss position for 12 months or more. This security is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings. Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment. At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount. As of December 31, 2010, this security remains at investment grade and continues to perform as expected at the time of purchase. During the third quarter 2010, two private label residential mortgage backed securities were sold in order to enhance the credit quality of the investment portfolio and to minimize the risks associated with further declines in the residential mortgage markets. The Corporation does not intend to sell the remaining security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2010.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $537 thousand at December 31, 2010. Thirty securities have been in an unrealized loss position for less than 12 months. All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Collateralized Debt Obligations - The $26.7 million in unrealized losses greater than 12 months at December 31, 2010 relates to 18 pooled trust preferred securities that comprise the CDO portfolio. See Note 1 and Note 22 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were two securities that had additional credit-related OTTI charges and 11 securities with previously recorded OTTI charges that had no further impairment. As a result of this assessment, the Corporation recorded a $.1 million in credit-related OTTI impairment loss on these securities as of December 31, 2010. For the year, $8.4 million in non-cash credit-related OTTI losses have been recognized in earnings on eight trust preferred securities. The unrealized losses on the remaining five securities in the portfolio are attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following table presents a cumulative roll-forward of the amount of OTTI related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold:

	For the year ended
(In thousands)	December 31, 2010	December 31, 2009
Balance of credit-related OTTI at beginning of period	$10,765	$2,724
Additions for credit-related OTTI not previously recognized	1,402	16,345
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	6,961	--
Decreases for previously recognized credit-related OTTI because there was an intent to sell	(4,369)	(8,304)
Reduction for increases in cash flows expected to be collected	(106)	--
Balance of credit-related OTTI at end of period	$14,653	$10,765

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2010 and 2009 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

[68]

	December 31, 2010		December 31, 2009
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Due in one year or less	$2,500	$2,421	$--	$--
Due after one year through five years	16,470	16,573	14,095	14,294
Due after five years through ten years	19,293	19,492	26,687	27,367
Due after ten years	117,333	90,926	167,373	136,353
	155,596	129,412	208,155	178,014
Residential mortgage-backed agencies	98,109	99,613	59,640	62,573
Collateralized mortgage obligations	763	662	40,809	33,197
	$254,468	$229,687	$308,604	$273,784

At December 31, 2010 and 2009, investment securities with a fair value of $121 million and $153 million, respectively, were pledged as permitted or required to secure public and trust deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7. Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 and December 31, 2009:

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2010
Total loans	$348,584	$156,892	$69,992	$356,742	$77,543	$1,009,753
Individually evaluated for impairment	$16,270	$31,196	$5,131	$9,854	$152	$62,603
Collectively evaluated for impairment	$332,314	$125,696	$64,861	$346,888	$77,391	$947,150

December 31, 2009
Total loans	$326,826	$231,724	$81,256	$373,223	$108,855	$1,121,884
Individually evaluated for impairment	$33,597	$72,047	$12,254	$13,332	$--	$131,230
Collectively evaluated for impairment	$293,229	$159,677	$69,002	$359,891	$108,855	$990,654

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Pursuant to the Bank’s lending policies, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the year ended December 31:

(In thousands)	2010
Balance at January 1	$13,270
Loans or advances	2,186
Repayments	(2,908)
Balance at December 31	$12,548

[69]

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010 and December 31, 2009:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(In thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2010
Commercial real estate
Non owner-occupied	$8,183	$2,768	$4,635	$12,818	$12,818
All other CRE	713	80	2,740	3,453	3,478
Acquisition and development
1-4 family residential construction	2,823	334	622	3,445	3,491
All other A&D	7,269	1,141	20,482	27,751	31,284
Commercial and industrial	--	--	5,131	5,131	6,540
Residential mortgage
Residential mortgage - term	725	43	8,606	9,331	10,086
Residential mortgage – home equity	--	--	522	522	522
Consumer	--	--	152	152	153
Total impaired loans	$19,713	$4,366	$42,890	$62,603	$68,372

December 31, 2009
Commercial real estate
Non owner-occupied	$1,424	$356	$9,218	$10,642	$10,642
All other CRE	1,570	362	21,385	22,955	23,257
Acquisition and development
1-4 family residential construction	583	48	--	583	583
All other A&D	18,760	6,085	52,704	71,464	75,965
Commercial and industrial	821	335	11,433	12,254	13,038
Residential mortgage
Residential mortgage - term	5,519	438	3,836	9,355	9,981
Residential mortgage – home equity	--	--	3,977	3,977	4,011
Consumer	--	--	--	--	--
Total impaired loans	$28,677	$7,624	$102,553	$131,230	$137,477

[70]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

(In thousands)	2010	2009
Average investment in impaired loans	$97,136	$91,743
Interest income recognized on an accrual basis on impaired loans	$2,252	$5,097
Interest income recognized on a cash basis on impaired loans	$--	$1,042

At December 31, 2010 and 2009, additional funds of up to $1.9 million and $2.1million, respectively, were committed to be advanced in connection with TDRs. In 2010, a troubled debt restructure in the amount of $1.6 million was completely charged-off.

Management uses a 10 point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of any loan that represents a specific allocation of the allowance for loan losses is placed in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category. It is possible for a loan to be classified as Substandard in the internal risk rating system, but not considered impaired under GAAP, due to the broader reach of “well-defined weaknesses” in the application of the Substandard definition.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2010 and 2009:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
Commercial real estate
Non owner-occupied	$121,144	$9,541	$33,914	$2,768	$167,367
All other CRE	123,115	8,995	49,027	80	181,217
Acquisition and development
1-4 family residential construction	7,038	--	6,876	334	14,248
All other A&D	86,352	4,664	50,487	1,141	142,644
Commercial and industrial	46,760	2,933	20,299	--	69,992
Residential mortgage
Residential mortgage - term	255,916	2,634	18,576	43	277,169
Residential mortgage – home equity	76,828	--	2,745	--	79,573
Consumer	76,736	23	784	--	77,543
Total	$793,889	$28,790	$182,708	$4,366	$1,009,753

December 31, 2009
Commercial real estate
Non owner-occupied	$144,238	$1,087	$15,140	$356	$160,821
All other CRE	109,054	11,110	45,479	362	166,005
Acquisition and development
1-4 family residential construction	72,438	--	2,456	48	74,942
All other A&D	64,301	13,190	73,206	6,085	156,782
Commercial and industrial	64,266	354	16,301	335	81,256
Residential mortgage
Residential mortgage - term	273,722	548	17,786	438	292,494
Residential mortgage – home equity	74,195	1,426	5,108	--	80,729
Consumer	107,545	18	1,292	--	108,855
Total	$909,759	$27,733	$176,768	$7,624	$1,121,884

[71]

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and nonaccrual loans as of December 31, 2010 and December 31, 2009:

(In thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2010
Commercial real estate
Non owner-occupied	$146,470	$892	$8,801	$--	$9,693	$11,204	$167,367
All other CRE	179,661	581	286	--	867	689	181,217
Acquisition and development
1-4 family residential construction	13,626	--	--	--	--	622	14,248
All other A&D	124,731	1,950	188	128	2,266	15,647	142,644
Commercial and industrial	67,688	883	22	44	949	1,355	69,992
Residential mortgage
Residential mortgage - term	253,225	12,168	4,455	2,359	18,982	4,962	277,169
Residential mortgage – home equity	78,533	559	129	78	766	274	79,573
Consumer	74,392	2,116	700	183	2,999	152	77,543
Total	$938,326	$19,149	$14,581	$2,792	$36,522	$34,905	$1,009,753

December 31, 2009
Commercial real estate
Non owner-occupied	$155,337	$1,276	$162	$--	$1,438	$4,046	$160,821
All other CRE	164,555	1,450	--	--	1,450	--	166,005
Acquisition and development
1-4 family residential construction	72,284	761	651	--	1,412	1,246	74,942
All other A&D	120,629	73	82	--	155	35,998	156,782
Commercial and industrial	80,810	288	158	--	446	--	81,256
Residential mortgage
Residential mortgage - term	270,304	12,544	4,190	1,483	18,217	3,973	292,494
Residential mortgage – home equity	78,410	580	485	--	1,065	1,254	80,729
Consumer	104,676	2,656	1,169	287	4,112	67	108,855
Total	$1,047,005	$19,628	$6,897	$1,770	$28,295	$46,584	$1,121,884

[72]

The following tables summarize the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010 and December 31, 2009. Activity in the allowance is presented by class for the year ended December 31, 2010 and in total for the year ended December 31, 2009:

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2010
Total ALL	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Individually evaluated for impairment	$2,848	$1,475	$--	$43	$--	$4,366
Collectively evaluated for impairment	$5,810	$4,870	$1,345	$4,168	$1,579	$17,772

December 31, 2009
Total ALL	$5,351	$7,922	$1,945	$3,061	$1,811	$20,090
Individually evaluated for impairment	$718	$6,133	$335	$438	$--	$7,624
Collectively evaluated for impairment	$4,633	$1,789	$1,610	$2,623	$1,811	$12,466

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2009						$14,347
Charge-offs						(10,785)
Recoveries						940
Provision						15,588
ALL balance at December 31, 2009	$5,351	$7,922	$1,945	$3,061	$1,811	20,090
Charge-offs	(543)	(9,770)	(2,225)	(2,008)	(1,791)	(16,337)
Recoveries	94	1,097	538	391	539	2,659
Provision	3,756	7,096	1,087	2,767	1,020	15,726
ALL balance at December 31, 2010	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138

8. Premises and Equipment

The composition of premises and equipment at December 31 is as follows:

(In thousands)	2010	2009
Land	$9,297	$8,794
Land Improvements	1,112	815
Premises	25,254	23,950
Furniture and Equipment	16,612	21,828
Capital Lease	535	535
	52,810	55,922
Less accumulated depreciation	(19,865)	(24,203)
Total	$32,945	$31,719

The Corporation recorded depreciation expense of $2.5 million and $2.7 million in 2010 and 2009, respectively.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2010, future minimum rent commitments under these leases for future years are as follows: $3.5 million for 2011; $3.4 million for 2012; $3.4 million for 2013; $3.3 million for 2014; $2.4 million for 2015; and $11.2 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total rent expense for offices amounted to $1.0 million in 2010 and $0.9 million in 2009.

[73]

9. Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. We have $1.8 million related to acquisitions of insurance “books of business” which is subject to amortization. The $12.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008, which is not subject to periodic amortization. During the first quarter of 2010, goodwill was increased by $1.0 million to reflect the final valuation of the insurance books of business. This amount had originally been booked as an amortizable intangible asset.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Corporation’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the estimated current fair value of the reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed, and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

Our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market. This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods. ASC Topic 350 requires an annual evaluation of goodwill for impairment. The determination of whether or not these assets are impaired involves significant judgments and estimates.

Throughout 2010, the Corporation's common stock was trading below its book value consistent with its peer group. At December 31, 2010, the Corporation’s stock price was significantly below its tangible book value. Management felt that this decrease could indicate the possibility of impairment. Management consulted a third party valuation specialist to assist in the determination of the fair value of the Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in our stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of the Corporation. The income approach is a discounted cash flow analysis that is determined by adding (a) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that the Corporation could generate over the next five years and (b) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future. The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

Significant assumptions used in the above methods include:

•	Net income from the Corporation’s forward five year operating budget, incorporating conservative growth and mix assumptions
•
A discount rate of 12.50% based on the most recent [Q4 – 2010] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 311 basis points

•
A price to tangible book multiple of 1.03, the median multiple of the 27 commercial bank mergers and acquisitions during 2010 for selling bank and holding companies headquartered in DC, DE, MD, NC, NJ, NY, PA, VA and WV (Mid Atlantic area) as provided by SNL Financial and Corporation reports

•	A capitalization rate of 9.5% (discount rate of 12.50% adjusted for a conservative growth rate of 3.00%)

The resulting fair value of the income approach resulted in the fair value of the Corporation exceeding the carrying value by 47%. Management stressed the assumptions used in the analysis to provide additional support to the value derived. The discount rate could increase to 24% before the excess would be eliminated in the tangible multiple method or the assumption of the tangible book multiple could reduce to 0.48 and still result in a fair value in excess of book value. Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2010 was not impaired. However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. The Corporation will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

[74]

The significant components of goodwill and acquired intangible assets at December 31 are as follows:

	2010				2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life
Goodwill	$12,856	$--	$12,856		$11,900	$--	$11,900
Core deposit intangible assets	4,040	(4,040)	--		4,040	(3,581)	459	.8
Insurance agency book of businesses	2,884	(1,040)	1,844	7.1	3,651	(769)	2,882	8.1
Total	$19,780	$(5,080)	$14,700		$19,591	$(4,350)	$15,241

Amortization expense relating to amortizable intangible assets was $0.7 million in 2010 and $1.1 million in 2009. Future estimated annual amortization expense is presented below (in thousands):

Year	Annual Amortization
2011	$268
2012	268
2013	262
2014	254
2015	254

10. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $435.0 million and $372.7 million at December 31, 2010 and 2009, respectively. At December 31, 2010, $1.3 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2010 (in thousands):

2011	$481,611
2012	141,037
2013	41,385
2014	11,125
2015	38,385
Thereafter	0

[75]

11. Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2010	2009
Securities sold under agreements to repurchase:
Outstanding at end of year	$39,139	$47,563
Weighted average interest rate at year end	0.72%	0.66%
Maximum amount outstanding as of any month end	$49,940	$50,052
Average amount outstanding	41,434	43,887
Approximate weighted average rate during the year	0.68%	0.71%

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year:

(In thousands)	2010	2009
FHLB advances, bearing interest at rates ranging from 2.46% to 4.93% at December 31, 2010	$196,370	$227,423
Junior subordinated debt, bearing interest at rates ranging from 2.15% to 9.88% at December 31, 2010	46,730	43,121
	$243,100	$270,544

The contractual maturities of long-term borrowings are as follows:

	December 31,
	2010
	Fixed Rate	Floating Rate	Total	2009 Total
Due in 2010	$--	$--	$--	$31,000
Due in 2011	51,000	--	51,000	51,000
Due in 2012	44,250	--	44,250	44,250
Due in 2013	--	--	--	--
Due in 2014	--	--	--	--
Due in 2015	30,000	5,000	35,000	30,000
Thereafter	81,921	30,929	112,850	114,294
Total long-term debt	$207,171	$35,929	$243,100	$270,544
We have a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2010, the available line of credit equaled $518 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans, investment securities and cash as follows (in thousands):

1-4 family mortgage loans	$110,857
Commercial loans	12,682
Multi-family loans	1,640
Home equity loans	18,902
Cash	76,000
Investment securities	6,564
$226,645

At December 31, 2010, $30.2 million was available for additional borrowings.

We also have various unsecured lines of credit totaling $26.0 million with various financial institutions and a $20 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2010, we had no borrowings under these credit facilities. In addition, we had approximately $125 million of available funding through brokered money market funds.

[76]

Repurchase Agreements—We have retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities that we own and are held in safekeeping at independent correspondent banks.

FHLB Advances--The FHLB advances consist of various borrowings with maturities generally ranging from five to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but we may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, our early repayment of any advance could be subject to a prepayment penalty.

Subordinated Debt-- In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation. These Trusts used the proceeds of these offerings to purchase an equal amount of junior subordinated debentures of First United Corporation (“TPS Debentures”), as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.05% at December 31, 2010), maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.05% at December 31, 2010) maturing in 2034, redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.15% at December 31, 2010). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

In December 2009, Trust III issued 9.875% fixed-rate preferred securities with an aggregate liquidation amount of approximately $7.0 million to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of approximately $.2 million. Trust III used the proceeds of the offering to purchase approximately $7.2 million of 9.875% fixed-rate TPS Debentures. Interest on these TPS Debentures is payable quarterly, and the TPS Debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

In January 2010, Trust III issued an additional $3.5 million of 9.875% fixed-rate preferred securities to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of $.1 million. Trust III used the proceeds of the offering to purchase $3.6 million of 9.875% fixed-rate TPS Debentures. Interest on these TPS Debentures is payable quarterly, and the TPS Debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

The TPS Debentures issued to each of the Trusts represent the sole assets of that Trust, and payments of the TPS Debentures by First United Corporation are the only sources of cash flow for the Trust. First United Corporation has the right to defer interest on all of the TPS Debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. As of December 31, 2010, First United Corporation has elected to defer interest payments on all of its TPS Debentures. Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings have not been deferred.

12. Preferred Stock

On January 30, 2009, pursuant to the Troubled Asset Relief Program Capital Purchase Program adopted by the Treasury, First United Corporation issued the following securities to the Treasury for an aggregate consideration of $30.0 million: (i) 30,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par per share (the “Series A Preferred Stock”); and (ii) a warrant to purchase 326,323 shares of common stock, par value $.01 per share, at an exercise price of $13.79 per share (the “Warrant”). The proceeds from this transaction qualify as Tier 1 capital and the warrant qualifies as tangible common equity. The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

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

[77]

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

As of December 31, 2010, First United Corporation has deferred dividend payments on the Series A Preferred Stock. The aggregate amount of deferred dividend payments was $375,000, or .125 per preferred share at December 31, 2010.

13. Variable Interest Entities

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2010, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in the Partnership. The Partnership will be financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership will use the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total projected cost of $10.6 million. The total assets of the Partnership were approximately $7.9 million at December 31, 2010 and $1.1 million at December 31, 2009.

Through December 31, 2010, the Bank had made contributions to the Partnership totaling $5.1 million. The remaining $1.0 million in contributions are scheduled to be made through April 2011. Once the project is complete, estimated to be in April 2011, and certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period. The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

Because the Partnership is considered to be a VIE, management performed an analysis to determine whether its involvement with the Partnership would lead it to determine that it must consolidate the Partnership. In performing its analysis, management evaluated the risks creating the variability in the Partnership and identified which activities most significantly impact the VIE’s economic performance. Finally, it examined each of the variable interest holders to determine which, if any, of the holders was the primary beneficiary based on their power to direct the most significant activities and their obligation to absorb potentially significant losses of the Partnership.

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

[78]

At December 31, 2010 and 2009, the Corporation included the unfunded commitment in “Other Liabilities” and its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

(In thousands)	December 31, 2010	December 31, 2009
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,050	$6,050
Unfunded commitment (Other Liabilities)	966	5,498
Maximum exposure to loss	6,050	6,050

14. Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains (losses) on investment securities available-for-sale, cash flow hedges and benefit obligations. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was ($3.4) million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.

The following tables present the accumulated other comprehensive loss for the years ended December 31, 2010 and 2009 and the components included therein:

(In thousands)	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-January 1, 2009	$--	$(33,190)	$--	$(7,386)	$(407)	$(40,983)
Net gain/(loss) during period	(9,364)	21,786	(36)	2,335	(397)	14,324
Balance-December 31, 2009	(9,364)	(11,404)	(36)	(5,051)	(804)	(26,659)
Net gain/(loss) during period	(1,461)	7,448	(460)	848	463	6,838
Balance-December 31, 2010	$(10,825)	$(3,956)	$(496)	$(4,203)	$(341)	$(19,821)

[79]

	Years Ended December 31
Components of OCI	2010	2009
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(10,814)	$(42,394)
Less: OTTI charges recognized in income	(8,364)	(26,693)
Unrealized losses on investments with OTTI	(2,450)	(15,701)
Taxes	989	6,337
Net unrealized losses on investments with OTTI	(1,461)	(9,364)

Available for sale securities – all other:
Unrealized holding gains/(losses) during the period	(487)	(5,733)
Less: reclassification adjustment for (losses)/gains recognized in income	(2,162)	131
Less: securities with OTTI charges during the period	(10,814)	(42,394)
Unrealized gains on all other AFS securities	12,489	36,530
Taxes	(5,041)	(14,744)
Net unrealized gains on all other AFS securities	7,448	21,786

Net unrealized gains on AFS securities	5,987	12,422

Unrealized losses on cash flow hedges	(772)	(60)
Taxes	312	24
Net unrealized losses on cash flow hedges	(460)	(36)

Defined benefit plans liability adjustment	2,198	3,249
Taxes	(887)	(1,311)
Net defined benefit plans liability adjustment	1,311	1,938
Total	$6,838	$14,324

15. Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(In thousands)	2010	2009
Current Tax (benefit)/expense:
Federal	$(4,654)	$187
State	(1,524)	357
	$(6,178)	$544
Deferred tax (benefit)/expense:
Federal	$(1,917)	$(7,830)
State	78	(1,210)
	$(1,839)	$(9,040)
Income tax benefit for the year	$(8,017)	$(8,496)

[80]

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2010	2009
Federal statutory rate	(35.0%)	(35.0%)
Tax-exempt income on securities and loans	(6.6)	(6.6)
Tax-exempt BOLI income	(2.0)	2.5
State income tax, net of federal tax benefit	(5.0)	(4.9)
QZAB credit	3.68	--
Other	.92	1.1
	(44.0%)	(42.9%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows:

(In thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$8,935	$8,108
Deferred loan fees	164	211
Deferred compensation	585	562
Tax loss carry forwards	4,378	1,079
Unrealized loss on investment securities available-for-sale	10,002	14,053
Other than temporary impairment on investment securities	5,948	7,004
Other real estate owned	1,149	1,446
Other	1,166	706
Total deferred tax assets	32,327	33,169
Valuation allowance	(1,212)	(1,079)
Total deferred tax assets less valuation allowance	31,115	32,090
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(1,146)	(988)
Pension/SERP	(867)	(53)
Depreciation	(1,926)	(1,707)
Other	(776)	(153)
Total deferred tax liabilities	(4,715)	(2,901)
Net deferred tax assets	$26,400	$29,189

State income tax (benefit) amounted to ($1.4) million during 2010 and ($0.9) million during 2009. A valuation allowance has been provided for the state tax loss carry forwards of $1.2 million included in deferred tax assets which will expire commencing in 2019.

16. Employee Benefit Plans

First United Corporation sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering substantially all full-time employees who qualify as to age and length of service. The benefits are based on years of service and the employees’ compensation during the last five years of employment. First United Corporation’s funding policy is to make annual contributions in amounts sufficient to meet the current year’s minimum funding requirements.

During 2001, the Bank established an unfunded supplemental executive retirement plan (the “SERP”) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Bank acquired bank owned life insurance (“BOLI”) policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs.

[81]

The benefit obligation activity for both the Pension Plan and SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service, after that date.

The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP plans:

	Pension		SERP
(In thousands)	2010	2009	2010	2009
Change in Benefit Obligation
Obligation at the beginning of the year	$21,862	$20,543	$4,590	$3,446
Service cost	--	808	175	134
Interest cost	1,308	1,217	274	229
Change in assumptions	--	--	--	102
Actuarial (gains)/losses	314	16	(597)	705
Benefits paid	(884)	(722)	(38)	(26)
Obligation at the end of the year	22,600	21,862	4,404	4,590
Change in Plan Assets
Fair value at the beginning of the year	26,583	22,245	--	--
Actual return on plan assets	3,453	5,060	--	--
Employer contribution	--	--	38	26
Benefits paid	(884)	(722)	(38)	(26)
Fair value at the end of the year	29,152	26,583	--	--
Funded Status	$6,552	$4,721	$(4,404)	$(4,590)

	Pension		SERP
	2010	2009	2010	2009
Components of Net Pension Cost
Service cost	$--	$808	$175	$134
Interest cost	1,308	1,217	274	229
Expected return on assets	(2,031)	(1,703)	--	--
Amortization of transition asset	(39)	(39)	--	--
Amortization of recognized loss	345	625	60	--
Amortization of prior service cost	7	10	126	126
Net pension (income)/expense in employee benefits	$(410)	$918	$635	$489

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	6.00%	6.00%	6.00%	6.00%
Discount rate for net pension cost	6.00%	6.00%	--	--
Expected long-term return on assets	7.75%	7.75%	--	--
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

The accumulated benefit obligation for the Pension Plan was $22.2 million and $18.8 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for the SERP was $4.4 million and $4.6 million at December 31, 2010 and 2009, respectively.

[82]

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

[83]

As of December 31, 2010 and 2009, the value of Pension Plan investments was as follows:

			Fair Value Hierarchy
December 31, 2010 (Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$973	3.3%	$973	$--
Fixed income securities:
U.S. Government and Agencies	416	1.4%	--	416
Taxable municipal bonds and notes	1,275	4.4%	--	1,275
Corporate bonds and notes	6,262	21.5%	--	6,262
Preferred stock	862	3.0%	--	862
Fixed income mutual funds	2,389	8.2%	2,389	--
Total fixed income	11,204	38.5%	2,389	8,815
Equities:
Large Cap	11,119	38.1%	11,119	--
Mid Cap	2,329	8.0%	2,329	--
Small Cap	1,628	5.6%	1,628	--
International	1,899	6.5%	1,899	--
Total equities	16,975	58.2%	16,975	--
Total market value	$29,152	100.0%	$20,337	$8,815

			Fair Value Hierarchy
December 31, 2009 (Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$869	3.3%	$869	$--
Fixed income securities:
U.S. Government and Agencies	1,693	6.4%	--	1,693
Taxable municipal bonds and notes	168	0.6%	--	168
Corporate bonds and notes	5,932	22.3%	--	5,932
Preferred stock	757	2.9%	--	757
Fixed income mutual funds	1,889	7.1%	1,889	--
Total fixed income	10,439	39.3%	1,889	8,550
Equities:
Large Cap	10,075	37.9%	10,075	--
Mid Cap	2,057	7.7%	2,057	--
Small Cap	906	3.4%	906	--
International	2,237	8.4%	2,237	--
Total equities	15,275	57.4%	15,275	--
Total market value	$26,583	100.0%	$18,033	$8,550

The expected rate of return on pension assets is based on a combination of the following:
a)	Historical returns of the pension portfolio.
b)	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets.
c)	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2010, the 20-year average return on pension portfolio assets was 7.97%. Monte Carlo simulations modeled against the normalized asset class targets for the pension portfolio suggest an expected long-term return average of 7.28% with a 95% confidence level. Actual and simulated returns have been impacted materially by two significant bear markets that covered four of the last 10 years. Some long-term data suggests that U.S. equities may be near an inflection point to improving multi-year performance. For example, Ibbotson data from 1826 through 2009 indicates that rolling 10-year returns exhibit some cyclicality. These returns recently touched historical lows and may be turning upward. In addition, the December 2007 recession ended in mid-2009, suggesting further progress toward economic recovery and positive investment performance. The expected long-term return used for 2010 was 7.75%. Based on the above considerations, it is considered appropriate to maintain the forward expected long-term rates of return at 7.75%.

[84]

The following summarizes the number of shares of the Corporation’s common stock and the fair value of such shares that are included in Pension Plan assets at December 31, 2010 and 2009, as well as dividends paid to the Pension Plan for such years:

(Dollars in thousands)	2010	2009
Number of shares held	--	3,000
Number of shares purchased	--	--
Number of shares sold	3,000	--
Fair value	$--	$18
Dividends paid	$--	$2
Percentage of total plan assets	0.00%	0.07%

Estimated cash flows related to future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2011	$892	$39
2012	928	76
2013	971	118
2014	1,034	179
2015	1,099	171
2016-2020	6,821	1,400
	$11,745	$1,983

First United Corporation does not intend to contribute to the pension plan in 2011 based upon its fully funded status and an evaluation of the future benefits provided under the pension plan. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2010 and 2009, net of tax, are as follows:

	2010		2009
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$4,252	$136	$5,119	$524
Unrecognized prior service costs	56	205	60	280
Net transition asset	(105)	--	(128)	--
	$4,203	$341	$5,051	$804

[85]

Other changes in plan assets and benefit obligations recognized in other comprehensive loss during the year ended December 31, 2010 were as follows:

Defined Benefit Pension Plan
Net actuarial gain during the period	$1,145
Amortization of prior service costs	7
Amortization of transition asset	(39)
Amortization of unrecognized loss	345
1,458
Supplemental Executive Retirement Plan
Net actuarial gain during the period	614
New prior service cost	--
Amortization of prior service costs	126
740
Change in Plan Assets and Benefit Costs	2,198
Tax effect	(887)
Amount included in other comprehensive loss, net of tax	$1,311

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$7	$126
Net transition asset	(39)	--
Net actuarial loss	352	60
	$320	$186

17. 401(k) Profit Sharing Plan

The First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of the Corporation and its affiliates. Eligible employees can elect to contribute to the plan through payroll deductions. The first 1% of contributions of an employee’s base salary are matched at 100% and the next 5% are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $0.4 million and $0.5 million in 2010 and 2009, respectively.

18. Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Federal Reserve Bank of Richmond based principally on the type and amount of its deposits. During 2010, the daily average amount of these required reserves was approximately $0.9 million.

19. Restrictions on Dividend Payments

The Corporation is subject to an informal agreement with the Federal Reserve Bank of Richmond (the "FRBR") which requires the Corporation to seek the prior approval of the FRBR before making any dividend payment or other distribution on its capital securities or other securities that qualify as Tier 1 capital. On November 15, 2010, the Corporation, at the request of the FRBR, deferred regularly quarterly cash dividend payments on its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"). Pursuant to the terms of the Series A Preferred Stock, the deferral prohibits the Corporation from paying dividends or other distributions on its common stock. On December 15, 2010, the Corporation, as the request of the FRBR, elected to defer regular quarterly interest payments on its junior subordinated debentures underlying trust preferred securities issued by the Trusts, beginning with the payments that are due in March 2011. This deferral likewise prohibits the Corporation from paying any dividends or distributions on its capital securities.

20. Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to First United Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to First United Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2010, the Bank could have paid additional dividends of $15.0 million to First United Corporation within these limits. Notwithstanding the foregoing, the Bank is subject to an informal agreement with the FDIC and the Maryland Commissioner of Financial Regulation which requires the Bank to seek the prior approval of these regulators before making any dividend payment to First United Corporation.

[86]

21. Commitments and Contingent Liabilities

We are at times, and in the ordinary course of business, subject to legal actions. However, to the knowledge of management, we are not currently subject to any such legal actions.

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. Letters of credit are issued to customers to support contractual obligations and to insure job performance. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality. Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. Loan commitments and letters of credit have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Collateral is obtained based on management’s credit assessment of the customer. The Corporation considers letters of credit to be guarantees and the amount of liability related to such guarantees was not significant at December 31, 2010 and 2009. The following table is a summary of commitments as of December 31, 2010 and 2009:

(In thousands)	2010	2009
Loans	$88,076	$87,256
Commercial letters of credit	4,855	2,941
Total	$92,931	$90,197

22. Fair Value of Financial Instruments

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

Level 2: Quoted prices that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability. Level 2 inputs include inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates). It also includes inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs). Several sources are utilized for valuing these assets, including a contracted valuation service, S&P evaluations and pricing services, and other valuation matrices.

[87]

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

The Corporation believes that its valuation techniques are appropriate and consistent with other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2010.

Investments available for sale – The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2010, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2010, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.5 million and a fair value of $9.8 million. The market for these securities at December 31, 2010 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2010, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Beginning in the first quarter of 2010, management utilized an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. In previous periods, management performed internal impairment valuations and utilized a third party service for the portfolio pricing. Management believes the change will provide a more consistent approach going forward and does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2009 and December 31, 2010.

[88]

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

Impaired loans – Loans included in the table below are those that are considered impaired, with a valuation allowance, under the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Management applies a sensitivity analysis to appraised values based upon their age and the geographic location of the collateral. Generally, if an appraisal for a loan considered to be impaired is more than 18 months old, a new third party appraisal will be ordered. Valuations are typically based on an “as is” appraised value. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned – Fair value of other real estate owned was based on independent third-party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements. Fair value on other real estate owned included in the table below are those that have had a valuation allowance established subsequent to foreclosure.

[89]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2010 and 2009 are as follows:

		Fair Value Measurements at December 31, 2010 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,850		$24,850
Residential mortgage-backed agencies	$99,613		$99,613
Collateralized mortgage obligations	$662		$662
Obligations of states and political subdivisions	$94,724		$94,724
Collateralized debt obligations	$9,838			$9,838
Financial Derivative	$(832)			$(832)
Non-recurring:
Impaired loans	$15,347			$15,347
Other real estate owned	$2,788			$2,788

		Fair Value Measurements at December 31, 2009 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$68,263		$68,263
Residential mortgage-backed agencies	$62,573		$62,573
Collateralized mortgage obligations	$33,197		$33,197
Obligations of states and political subdivisions	$97,303		$97,303
Collateralized debt obligations	$12,448			$12,448
Financial Derivative	$(60)			$(60)
Non-recurring:
Impaired loans	$21,053			$21,053
Other real estate owned	$40			$40

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the year ended December 31, 2010 and 2009:

[90]

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$--	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,364)	1	--
Included in other comprehensive loss	5,956	--	(772)
Purchases, issuances, and settlements	--	--	--
Transfers from Available-for-Sale to Trading	--	--	--
Transfers in and/or out of Level 3	--	--	--
Sales	(202)	(1)	--
Ending balance December 31, 2010	$9,838	$--	$(832)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,364)	$--	$--

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2009	$24,266	$--	$--
Total gains/(losses) realized/unrealized:
Included in earnings	(26,522)	(443)	--
Included in other comprehensive loss	15,147	--	--
Purchases, issuances, and settlements	--	--	(60)
Transfers from Available-for-Sale to Trading	(443)	443	--
Transfers in and/or out of Level 3	--	--	--
Sales	--	--	--
Ending balance December 31, 2009	$12,448	$--	$(60)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(26,522)	$(443)	$--

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

[91]

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts for cash and due from banks and federal funds sold approximate their fair values.

Interest bearing deposits in banks: The carrying amount of interest bearing deposits approximates their fair values.

Restricted Bank Stock: The carrying value of stock issued by the FHLB of Atlanta, ACBB and CBB approximates fair value based on the redemption provisions of that stock.

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

Borrowed funds: The fair value of the Bank’s FHLB borrowings and First United Corporation’s junior subordinated debt is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings with similar remaining maturities. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$184,830	$184,830	$139,169	$139,169
Interest bearing deposits in banks	114,483	114,483	50,502	50,502
Investment securities-AFS	229,687	229,687	273,784	273,784
Restricted Bank stock	12,449	12,449	13,861	13,861
Loans, net	987,615	969,178	1,101,794	1,093,241
Accrued interest receivable	4,632	4,632	6,103	6,103

Financial Liabilities:
Deposits	1,301,646	1,252,661	1,304,166	1,251,465
Borrowed funds	282,239	288,052	318,107	325,090
Accrued interest payable	2,291	2,291	2,881	2,881
Financial derivative	832	832	60	60
Off balance sheet financial instruments	--	--	--	--

[92]

23. Derivative Financial Instruments

As a part of managing interest rate risk, the Bank entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Bank has designated its interest rate swap agreements as cash flow hedges under the guidance of ASC Subtopic 815-30, Derivatives and Hedging – Cash Flow Hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive income.

In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. At December 31, 2010, the fair value of the interest rate swap contracts was ($832) thousand and was reported in accrued interest payable and other liabilities in the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million is posted as collateral as of December 31, 2010.

For the year ended December 31, 2010, the Corporation recorded a net of tax decrease in the value of the derivatives of $460 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2010. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next twelve months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of December 31, 2010.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the year ended December 31, 2010.

Derivative in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
December 31, 2010	$(496)	$--	$--
December 31, 2009	$(36)	$--	$--

(a)	Reported as interest expense
(b)	Reported as other income

[93]

24. Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(In thousands)	2010	2009
Assets
Cash	$1,556	$8,474
Investment securities	--	--
Investment in bank subsidiary	137,143	131,018
Investment in non-bank subsidiaries	4,285	4,137
Other assets	2,265	2,110
Total Assets	$145,249	$145,739

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$2,504	$1,437
Dividends payable	375	615
Junior subordinated debt	46,730	43,121
Shareholder’s equity	95,640	100,566
Total Liabilities and Shareholder’s Equity	$145,249	$145,739

Condensed Statements of Operations
	Year Ended December 31,
(In thousands)	2010	2009
Income:
Dividend income from bank subsidiary	$--	$7,247
Other income	421	481
Total Income	421	7,728

Expenses:
Interest expense	2,645	1,823
Other expenses	354	279
Total Expenses	2,999	2,102

(Loss)/Income before income taxes and equity in undistributed net (loss)/income of subsidiaries	(2,578)	5,626
Applicable income taxes	--	(590)
Net (loss)/Income before equity in undistributed net (loss)/income of subsidiaries	(2,578)	6,216

Equity in undistributed net (loss)/income of subsidiaries:
Bank	(7,780)	(17,776)
Non-bank	161	236
Net Loss	$(10,197)	$(11,324)

[94]

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009
Operating Activities
Net Loss	$(10,197)	$(11,324)
Adjustments to reconcile net loss to net cash provided by/(used in)operating activities:
Equity in undistributed net income of subsidiaries	7,619	17,540
(Increase)/Decrease in other assets	(493)	4,330
Increase in accrued interest payable and other liabilities	1,067	257
Stock Compensation	70	(16)
Net cash (used in)/provided by operating activities	(1,934)	10,787

Investing Activities
Proceeds from investment maturities	--	1,236
Net investment in subsidiaries	(6,716)	(35,632)
Net cash used in investing activities	(6,716)	(34,396)

Financing Activities
Dividends – common stock	(800)	(4,893)
Dividends – preferred stock paid	(1,125)	(1,186)
Proceeds from issuance of common stock	48	488
Proceeds from long-term borrowings	3,609	7,192
Proceeds from stock and warrants	--	30,000
Net cash provided by financing activities	1,732	31,601
(Decrease)/Increase in cash and cash equivalents	(6,918)	7,992
Cash and cash equivalents at beginning of year	8,474	482
Cash and cash equivalents at end of year	$1,556	$8,474

25. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

2010 (In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$19,521	$18,273	$17,253	$15,700
Interest expense	7,528	7,436	7,352	6,848
Net interest income	11,993	10,837	9,901	8,852
Provision for loan losses	3,555	3,631	3,467	5,073
Other income	3,583	3,859	3,780	3,722
Impairment Losses on securities	(7,514)	(551)	(210)	(89)
Losses - other	(1,991)	(466)	(687)	(2,986)
Other expenses	11,242	11,415	11,162	10,702
Loss before income taxes	(8,726)	(1,367)	(1,845)	(6,276)
Applicable income tax benefit	(3,615)	(451)	(2,167)	(1,784)
Net (loss)/income	$(5,111)	$(916)	$322	$(4,492)
Accumulated preferred stock dividends and discount accretion	(390)	(389)	(390)	(390)
Net Loss Attributable to Common Shareholders	$(5,501)	$(1,305)	$(68)	$(4,882)
Basic and diluted net loss per common share	$(.90)	$(.21)	$(.01)	$(.79)
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$22,373	$21,373	$21,138	$20,458
Interest expense	8,547	8,010	7,833	7,714
Net interest income	13,826	13,363	13,305	12,744
Provision for loan losses	2,049	1,871	6,917	4,751
Other income	3,665	3,948	3,949	4,766
Gains (losses) on securities	(1,075)	(1,383)	(8,479)	(16,068)
Other expenses	10,986	12,550	11,500	11,757
Income (loss) before income taxes	3,381	1,507	(9,642)	(15,066)
Applicable income tax expense (benefit)	1,002	358	(4,056)	(5,800)
Net income/(loss)	$2,379	$1,149	$(5,586)	$(9,266)
Accumulated preferred stock dividends and discount accretion	259	393	389	389
Net Income Available to/(Loss) Attributable to Common Shareholders	$2,120	$756	$(5,975)	$(9,655)
Basic and diluted net income/(loss) per common share	$.35	$.12	$(.97)	$(1.58)

[95]

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2010 was carried out under the supervision and with the participation of the Corporation’s management, including the CEO and the CFO. Based on that evaluation, the Corporation’s management, including the CEO and the CFO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2010, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2010. Management’s report on the Corporation’s internal control over financial reporting is included on the following page. The Corporation is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report. The Audit Committee of the Board of Directors nevertheless requested an attestation report from the Corporation’s independent registered public accounting firm, which follows management’s report.

[96]

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective.

ParenteBeard LLC, an independent registered public accounting firm, has audited the Consolidated Financial Statements of the Corporation for the year ended December 31, 2010, appearing elsewhere in this annual report, and has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

Dated: March 8, 2011

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

[97]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
First United Corporation
Oakland, Maryland

We have audited First United Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First United Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First United Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows of First United Corporation, and our report dated March 8, 2011, expressed an unqualified opinion.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 8, 2011

[98]

 ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of the Corporation’s Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Chief Risk and Operations Officer, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009 or on the Corporation’s website at www.mybank4.com.

All other information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2010:

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

All other information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A

[99]

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c)  Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009

(a)(3) and (b)  Exhibits.

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which is incorporated herein by reference.

[100]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Dated: March 8, 2011	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
(William B. Grant) Director, Chief Executive Officer March 8, 2011	(David J. Beachy) Director--March 8, 2011

/s/ M. Kathryn Burkey	/s/ Faye E. Cannon
(M. Kathryn Burkey) Director--March 8, 2011	(Faye E. Cannon) Director--March 8, 2011

/s/ Paul Cox, Jr.	/s/ Raymond F. Hinkle
(Paul Cox, Jr.) Director--March 8, 2011	(Raymond F. Hinkle) Director--March 8, 2011

/s/ Robert W. Kurtz	/s/ John W. McCullough
(Robert W. Kurtz) Director--March 8, 2011	(John W. McCullough) Director--March 8, 2011

/s/ Elaine L. McDonald	/s/ Donald E. Moran
(Elaine L. McDonald) Director--March 8, 2011	(Donald E. Moran) Director--March 8, 2011

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
(Carissa L. Rodeheaver) EVP & Chief Financial Officer	(Gary R. Ruddell) Director--March 8, 2011
March 8, 2011

/s/ I. Robert Rudy	/s/ Richard G. Stanton
(I. Robert Rudy) Director--March 8, 2011	(Richard G. Stanton) Director--March 8, 2011

/s/ Robert G. Stuck	/s/ H. Andrew Walls III
(Robert G. Stuck) Director--March 8, 2011	(H. Andrew Walls III) Director--March 8, 2011

[101]

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(i) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(iii) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between the Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 of the Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 of the Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 of the Corporation's Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 of the Corporation's Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 of the Corporation's Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C of Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B of Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A of Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Amended and Restated SERP Agreement with William B. Grant (incorporated by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.3	Form of Amended and Restated SERP Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.6 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7	Form of Change in Control Severance Plan Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 of the Corporation’s Current Report on Form 8-K filed on February 21, 2007)

[102]

10.8	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to the Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.10	Restricted Stock Agreement for William B. Grant (incorporated by reference to Exhibit 10.2 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.11	Form of Restricted Stock Agreement for Executive Officers other than the Chief Executive Officer (incorporated by reference to Exhibit 10.3 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.12	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.13	Consulting Agreement, dated as of December 7, 2009, among First United Corporation, First United Bank & Trust and Robert W. Kurtz (incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on December 7, 2009)

21	Subsidiaries of the Corporation, incorporated by reference to the list of subsidiaries in the discussion entitled “General” in Item 1 of Part I of this Annual Report on Form 10-K.

23.1	Consent of ParenteBeard LLC (filed herewith)

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

99.2	Certifications of Principal Accounting Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

[103]