Form 10-Q
period 2011-03-31
FIRST UNITED CORP/MD/
filed 2011-05-10
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,166,037 shares of common stock, par value $.01 per share, as of April 30, 2011.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$88,414	$184,830
Interest bearing deposits in banks	64,949	114,483
Cash and cash equivalents	153,363	299,313
Investment securities – available-for-sale (at fair value)	225,729	229,687
Restricted investment in bank stock, at cost	12,449	12,449
Loans Held for Sale	44,502	—
Loans	936,040	1,009,753
Allowance for loan losses	(21,409)	(22,138)
Net loans	914,631	987,615
Premises and equipment, net	32,367	32,945
Goodwill and other intangible assets, net	14,633	14,700
Bank owned life insurance	30,659	30,405
Deferred tax assets	27,229	26,400
Other real estate owned	18,032	18,072
Accrued interest receivable and other assets	42,957	44,859
Total Assets	$1,516,551	$1,696,445

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$128,998	$121,142
Interest bearing deposits	998,582	1,180,504
Total deposits	1,127,580	1,301,646

Short-term borrowings	42,998	39,139
Long-term borrowings	232,836	243,100
Accrued interest payable and other liabilities	16,173	16,920
Total Liabilities	1,419,587	1,600,805

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on March 31, 2011 and December 31, 2010 (discount of $187 and $202, respectively)	29,813	29,798
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,166 shares at March 31, 2011 and 6,166 shares at December 31, 2010	62	62
Surplus	21,454	21,422
Retained earnings	64,742	64,179
Accumulated other comprehensive loss	(19,107)	(19,821)
Total Shareholders’ Equity	96,964	95,640
Total Liabilities and Shareholders’ Equity	$1,516,551	$1,696,445

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$13,855	$15,854
Interest on investment securities
Taxable	705	2,643
Exempt from federal income tax	862	932
Total investment income	1,567	3,575
Other	147	92
Total interest income	15,569	19,521
Interest expense
Interest on deposits	3,671	4,615
Interest on short-term borrowings	61	66
Interest on long-term borrowings	2,426	2,847
Total interest expense	6,158	7,528
Net interest income	9,411	11,993
Provision for loan losses	1,344	3,555
Net interest income after provision for loan losses	8,067	8,438
Other operating income
Changes in fair value on impaired securities	691	(11,217)
Portion of (gain)/loss recognized in other comprehensive income (before taxes)	(710)	3,703
Net securities impairment losses recognized in operations	(19)	(7,514)
Net gains/(losses) – other	101	(2,088)
Total net gains/(losses)	82	(9,602)
Service charges	925	1,118
Trust department	1,064	986
Insurance commissions	623	623
Debit card income	608	363
Bank owned life insurance	254	250
Other	347	243
Total other income	3,821	3,583
Total other operating income/(loss)	3,903	(6,019)
Other operating expenses
Salaries and employee benefits	5,132	5,596
FDIC premiums	895	876
Equipment	815	830
Occupancy	738	736
Data processing	702	749
Other	2,631	2,358
Total other operating expenses	10,913	11,145
Income/(Loss) before income tax expense/(benefit)	1,057	(8,726)
Applicable income tax expense/(benefit)	100	(3,615)
Net Income/(Loss)	957	(5,111)
Accumulated preferred stock dividends and discount accretion	$(394)	$(390)
Net Income Available to/(Loss Attributable to) Common Shareholders	$563	$(5,501)
Basic net income/(loss) per common share	$.09	$(.90)
Diluted net income/(loss) per common share	$.09	$(.90)
Dividends declared per common share	$—	$.01
Weighted average number of common and diluted shares outstanding	6,166	6,144

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2010	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive loss:
Net loss for the year				(10,197)		(10,197)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $4,052					5,987	5,987
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $887					1,311	1,311
Unrealized loss on derivatives, net of income taxes of $312					(460)	(460)
Comprehensive loss						(3,359)
Issuance of 9,924 shares of common stock under dividend reinvestment plan		1	47			48
Stock based compensation			70			70
Preferred stock discount accretion	59			(59)		—
Preferred stock dividends paid				(1,125)		(1,125)
Preferred stock dividends declared				(375)		(375)
Common stock dividends declared - $.03 per share				(185)		(185)

Balance at December 31, 2010	29,798	62	21,422	64,179	(19,821)	95,640

Comprehensive income:
Net income for the period				957		957
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $416					613	613
Unrealized gain on derivatives, net of income taxes of $68					101	101
Comprehensive income						1,671
Stock based compensation			32			32
Preferred stock discount accretion	15			(15)		—
Preferred stock dividends declared				(379)		(379)

Balance at March 31, 2011	$29,813	$62	$21,454	$64,742	$(19,107)	$96,964

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net income/(loss)	$957	$(5,111)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	1,344	3,555
Depreciation	640	649
Stock compensation	32	33
Amortization of intangible assets	67	209
Loss on sales of other real estate owned	7	63
Write-downs of other real estate owned	63	34
Loss on disposal of fixed assets	3	—
Net amortization of investment securities discounts and premiums	610	40
Other-than-temporary-impairment loss on securities	19	7,514
Proceeds from sales of investment securities trading	—	1
Gain on trading securities	—	(1)
Gain on sales of investment securities – available-for-sale	(155)	(262)
Loss on transfers of available-for-sale securities to trading	—	2,254
Decrease/(increase) in accrued interest receivable and other assets	2,071	(2,426)
Deferred tax benefit	(1,313)	(1,670)
(Decrease)/increase in accrued interest payable and other liabilities	(1,126)	518
Earnings on bank owned life insurance	(254)	(250)
Net cash (used in)/provided by operating activities	2,965	5,150

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	20,230	29,356
Proceeds from sales of investment securities available-for-sale	22,048	2,268
Purchases of investment securities available-for-sale	(37,765)	(33,748)
Proceeds from sales of other real estate owned	532	362
Net decrease in loans	26,576	16,435
Purchases of premises and equipment	(65)	(160)
Net cash provided by investing activities	31,556	14,513

Financing activities
Net (decrease)/ increase in deposits	(174,066)	52,998
Net increase/(decrease) in short-term borrowings	3,859	(5,815)
Proceeds from long-term borrowings	—	3,609
Payments on long-term borrowings	(10,264)	(10,263)
Cash dividends paid on common stock	—	(614)
Preferred stock dividends paid	—	(375)
Net cash (used in)/provided by financing activities	(180,471)	39,540
(Decrease)/increase in cash and cash equivalents	(145,950)	59,203
Cash and cash equivalents at beginning of the year	299,313	189,671
Cash and cash equivalents at end of period	$153,363	$248,874

Supplemental information
Interest paid	$5,283	$7,896
Non-cash investing activities:
Transfers from loans to other real estate owned	$562	$3,119
Transfers from loans to loans held-for-sale	$44,502	$—
Transfers from available-for-sale to trading	$—	$117,078

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2011

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2011 presentation.  Such reclassifications had no impact on net income/(loss) or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2011 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note B – Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/(loss attributable to) common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings/(loss) per share is derived by dividing net income available to/(loss attributable to) common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There were no common stock equivalents at March 31, 2011.  There is no dilutive effect on the earnings per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the three-month periods ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011			2010
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Basic and Diluted Earnings Per Share:
Net income/(loss)	$957			$(5,111)
Preferred stock dividends paid	—			(375)
Preferred stock dividends deferred	(379)			—
Discount accretion on preferred stock	(15)			(15)
Net income available to/(loss attributable to) common shareholders	$563	6,166	$.09	$(5,501)	6,144	$(.90)

Note C – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands)	2011	2010
Other-than-temporary impairment charges:
Available-for-sale securities	$(19)	$(7,514)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	237	262
Realized losses	(82)	—
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	—	2,852
Losses recognized in earnings	—	(5,106)
Trading securities:
Gross gains on sales	—	1
Loss on sales of other real estate owned	(7)	(63)
Write-down of other real estate owned	(63)	(34)
Gain on sale of mortgage loans	19	—
Loss on disposal of fixed assets	(3)	—
Net gains/(losses) – other	101	(2,088)
Net gains/(losses)	$82	$(9,602)

Note D – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.
	March 31, 2011	December 31, 2010
Cash and due from banks, weighted average interest rate of 0.25% (at March 31, 2011)	$88,414	$184,830

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of March 31, 2011 and December 31, 2010, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	March 31, 2011	December 31, 2010
FHLB daily investments, interest rate of 0.01% (at March 31, 2011)	$27,546	$77,102
FTN daily investments, interest rate of 0.10% (at March 31, 2011)	1,350	1,350
M&T Fed Funds sold, interest rate of 0.30% (at March 31, 2011)	6,010	6,004
CBB Fed Funds sold, interest rate of 0.22% (at March 31, 2011)	30,043	30,027
	$64,949	$114,483

Note E – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale at March 31, 2011 and December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
March 31, 2011
U.S. government agencies	$24,420	$45	$280	$24,185	$—
Residential mortgage-backed agencies	108,532	1,700	229	110,003	—
Collateralized mortgage obligations	729	—	82	647	—
Obligations of states and political subdivisions	79,653	1,168	589	80,232	—
Collateralized debt obligations	36,147	—	25,485	10,662	17,441
Totals	$249,481	$2,913	$26,665	$225,729	$17,441

December 31, 2010
U.S. government agencies	$24,813	$101	$64	$24,850	$—
Residential mortgage-backed agencies	98,109	1,703	199	99,613	—
Collateralized mortgage obligations	763	—	101	662	—
Obligations of states and political subdivisions	94,250	1,011	537	94,724	—
Collateralized debt obligations	36,533	—	26,695	9,838	18,151
Totals	$254,468	$2,815	$27,596	$229,687	$18,151

Proceeds from sales of securities and the realized gains and losses are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Proceeds	$22,048	$2,268
Realized gains	237	262
Realized losses	82	—

The following table shows the Corporation’s available-for-sale securities with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
U.S. government agencies	$12,440	$280	$—	$—
Residential mortgage-backed agencies	38,331	229	—	—
Collateralized mortgage obligations	—	—	647	82
Obligations of states and political subdivisions	25,313	589	—	—
Collateralized debt obligations	—	—	10,662	25,485
Totals	$76,084	$1,098	$11,309	$25,567

December 31, 2010
U.S. government agencies	$13,044	$64	$—	$—
Residential mortgage-backed agencies	19,453	199	—	—
Collateralized mortgage obligations	—	—	662	101
Obligations of states and political subdivisions	26,887	537	—	—
Collateralized debt obligations	—	—	9,838	26,695
Totals	$59,384	$800	$10,500	$26,796

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities.  Management reviews the assumptions and results and does not believe that there were any material differences in the valuations between March 31, 2011 and December 31, 2010.

U.S. Government Agencies - Two U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of March 31, 2011.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at March 31, 2011.

Residential Mortgage-Backed Agencies - Six residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of March 31, 2011.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at March 31, 2011.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of one security at March 31, 2011, has been in an unrealized loss position for 12 months or more.  This security is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount.  As of March 31, 2011, this security remains at investment grade and continues to perform as expected at the time of purchase.  The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity.  Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2011.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $589,000 at March 31, 2011.  Sixteen securities have been in an unrealized loss position for less than 12 months.  All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Collateralized Debt Obligations - The $25.5 million in unrealized losses greater than 12 months at March 31, 2011 relates to 18 pooled trust preferred securities that comprise the CDO portfolio.  See Note H for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there was one security that had credit-related non-cash OTTI charges during the first quarter of 2011.  As a result of this assessment, the Corporation recorded $19,000 in credit-related non-cash OTTI charges for the three-months ended March 31, 2011.  The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold for the three-month periods ended March 31, 2011 and 2010:

(in thousands)	March 31, 2011	March 31, 2010
Balance of credit-related OTTI at January 1	$14,653	$10,765
Additions for credit-related OTTI not previously recognized	—	1,402
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	19	6,112
Decreases for previously recognized credit-related OTTI because there was an intent to sell	—	(4,369)
Reduction for increases in cash flows expected to be collected	(55)	—
Balance of credit-related OTTI at March 31	$14,617	$13,910

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2011 and December 31, 2010 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Due in one year or less	$—	$—	$2,500	$2,421
Due after one year through five years	11,700	11,745	16,470	16,573
Due after five years through ten years	33,911	33,499	19,293	19,492
Due after ten years	94,609	69,835	117,333	90,926
	140,220	115,079	155,596	129,412
Residential mortgage-backed agencies	108,532	110,003	98,109	99,613
Collateralized mortgage obligations	729	647	763	662
	$249,481	$225,729	$254,468	$229,687

Note F - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

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

The Corporation recognizes dividends on a cash basis.  For the three months ended March 31, 2011, dividends of $25,040 were recognized in earnings.  For the comparable period of 2010, dividends of $9,400 were recognized in earnings.

Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2011.

Note G – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 and December 31, 2010:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2011
Total loans	$327,380	$155,476	$72,362	$353,617	$27,205	$936,040
Individually evaluated for impairment	24,204	31,072	13,771	7,991	39	77,077
Collectively evaluated for impairment	303,176	124,404	58,591	345,626	27,166	858,963

December 31, 2010
Total loans	$348,584	$156,892	$69,992	$356,742	$77,543	$1,009,753
Individually evaluated for impairment	16,270	31,196	5,131	9,854	152	62,603
Collectively evaluated for impairment	332,314	125,696	64,861	346,888	77,391	947,150

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures.  The acquisition and development (“A&D”) loan segment is further disaggregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures.  These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan.  The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and December 31, 2010:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2011
Commercial real estate
Non owner-occupied	$13,568	$2,636	$3,950	$17,518	$17,518
All other CRE	—	—	6,686	6,686	6,711
Acquisition and development
1-4 family residential construction	2,915	889	139	3,054	3,054
All other A&D	7,492	1,283	20,526	28,018	30,679
Commercial and industrial	9,400	940	4,371	13,771	15,180
Residential mortgage
Residential mortgage - term	576	18	6,634	7,210	7,387
Residential mortgage – home equity	—	—	781	781	781
Consumer	—	—	39	39	39
Total impaired loans	$33,951	$5,766	$43,126	$77,077	$81,349

December 31, 2010
Commercial real estate
Non owner-occupied	$8,183	$2,768	$4,635	$12,818	$12,818
All other CRE	713	80	2,740	3,453	3,478
Acquisition and development
1-4 family residential construction	2,823	334	622	3,445	3,491
All other A&D	7,269	1,141	20,482	27,751	31,284
Commercial and industrial	—	—	5,131	5,131	6,540
Residential mortgage
Residential mortgage - term	725	43	8,606	9,331	10,086
Residential mortgage – home equity	—	—	522	522	522
Consumer	—	—	152	152	153
Total impaired loans	$19,713	$4,366	$42,890	$62,603	$68,372

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended March 31, 2011			Three months ended March 31, 2010
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$15,168	$19	$—	$10,912	$117	$—
All other CRE	5,070	69	—	20,518	277	—
Acquisition and development
1-4 family residential construction	3,250	27	—	364	—	—
All other A&D	27,885	145	—	68,721	398	—
Commercial and industrial	9,451	38	—	11,775	143	—
Residential mortgage
Residential mortgage - term	8,271	43	—	8,892	119	—
Residential mortgage – home equity	652	4	—	3,892	34	—
Consumer	99	—	—	—	—	—
Total	$69,846	$345	$—	$125,074	$1,088	$—

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2011 and December 31, 2010:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2011
Commercial real estate
Non owner-occupied	$118,892	$9,266	$28,080	$2,636	$158,874
All other CRE	110,506	8,168	49,832	—	168,506
Acquisition and development
1-4 family residential construction	8,080	—	5,977	889	14,946
All other A&D	85,612	3,765	49,870	1,283	140,530
Commercial and industrial	51,603	2,125	17,694	940	72,362
Residential mortgage
Residential mortgage - term	253,670	2,532	17,957	18	274,177
Residential mortgage – home equity	75,398	—	4,042	—	79,440
Consumer	26,563	36	606	—	27,205
Total	$730,324	$25,892	$174,058	$5,766	$936,040

December 31, 2010
Commercial real estate
Non owner-occupied	$121,144	$9,541	$33,914	$2,768	$167,367
All other CRE	123,115	8,995	49,027	80	181,217
Acquisition and development
1-4 family residential construction	7,038	—	6,876	334	14,248
All other A&D	86,352	4,664	50,487	1,141	142,644
Commercial and industrial	46,760	2,933	20,299	—	69,992
Residential mortgage
Residential mortgage - term	255,916	2,634	18,576	43	277,169
Residential mortgage – home equity	76,828	—	2,745	—	79,573
Consumer	76,736	23	784	—	77,543
Total	$793,889	$28,790	$182,708	$4,366	$1,009,753

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of March 31, 2011 and December 31, 2010:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
March 31, 2011
Commercial real estate
Non owner-occupied	$140,853	$1,032	$450	$—	$1,482	$16,539	$158,874
All other CRE	166,875	941	—	—	941	690	168,506
Acquisition and development
1-4 family residential construction	14,724	83	—	—	83	139	14,946
All other A&D	115,703	8,609	—	—	8,609	16,218	140,530
Commercial and industrial	71,335	195	263	—	458	569	72,362
Residential mortgage
Residential mortgage - term	257,998	10,566	1,407	324	12,297	3,882	274,177
Residential mortgage – home equity	78,483	66	359	—	425	532	79,440
Consumer	25,313	1,300	528	26	1,854	38	27,205
Total	$871,284	$22,792	$3,007	$350	$26,149	$38,607	$936,040

December 31, 2010
Commercial real estate
Non owner-occupied	$146,470	$892	$8,801	$—	$9,693	$11,204	$167,367
All other CRE	179,661	581	286	—	867	689	181,217
Acquisition and development
1-4 family residential construction	13,626	—	—	—	—	622	14,248
All other A&D	124,731	1,950	188	128	2,266	15,647	142,644
Commercial and industrial	67,688	883	22	44	949	1,355	69,992
Residential mortgage
Residential mortgage - term	253,225	12,168	4,455	2,359	18,982	4,962	277,169
Residential mortgage – home equity	78,533	559	129	78	766	274	79,573
Consumer	74,392	2,116	700	183	2,999	152	77,543
Total	$938,326	$19,149	$14,581	$2,792	$36,522	$34,905	$1,009,753

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

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Management tracks the historical net charge-off activity at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer pools currently utilize a rolling 12 quarters, while Commercial pools currently utilize a rolling eight quarters.

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

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience.  The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: (a) national and local economic trends and conditions; (b) levels of and trends in delinquency rates and non-accrual loans; (c) trends in volumes and terms of loans; (d) effects of changes in lending policies; (e) experience, ability, and depth of lending staff; (f) value of underlying collateral; and (g) concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011 and December 31, 2010.  Activity in the ALL is presented for the three months ended March 31, 2011 and March 31, 2010:

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2011
Total ALL	$7,948	$7,131	$2,071	$3,851	$408	$21,409
Individually evaluated for impairment	$2,636	$2,172	$940	$18	$—	$5,766
Collectively evaluated for impairment	$5,312	$4,959	$1,131	$3,833	$408	$15,643

December 31, 2010
Total ALL	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Individually evaluated for impairment	$2,848	$1,475	$—	$43	$—	$4,366
Collectively evaluated for impairment	$5,810	$4,870	$1,345	$4,168	$1,579	$17,772

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(1,554)	(395)	(135)	(472)	(232)	(2,788)
Recoveries	77	199	2	283	154	715
Provision	767	982	859	(171)	(1,093)	1,344
ALL balance at March 31, 2011	$7,948	$7,131	$2,071	$3,851	$408	$21,409

ALL balance at January 1, 2010	$5,351	$7,922	$1,945	$3,061	$1,811	$20,090
Charge-offs	(279)	(682)	(58)	(985)	(474)	(2,478)
Recoveries	1	408	31	147	132	719
Provision	654	517	156	1,816	412	3,555
ALL balance at March 31, 2010	$5,727	$8,165	$2,074	$4,039	$1,881	$21,886

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

Loans Held-for-Sale – As of March 31, 2011, the Bank was a party to a non-binding letter of intent with a third party covering the Bank’s proposed sale of approximately $44.5 million of its portfolio of motor vehicle retail installment contracts.  As a consequence, the Bank released approximately $.8 million of its allowance for loan losses as of March 31, 2011.   On May 6, 2011, the Bank and this third party entered into a definitive sale and purchase agreement and consummated the sale.  The final transaction resulted in the sale of $32.5 million in contracts, which generated a gain of approximately $1.4 million.  There were $3.4 million in principal pay downs on these contracts that were received prior to the close of the transaction.  Approximately $8.6 million in performing contracts that were not sold because they did not meet the sale criteria will be moved back into the Bank’s loan portfolio from the held-for sale category and interest will continue to accrue according to policy.  Loan loss reserves of $.2 million relating to these unsold contracts is expected to be restored during the second quarter of 2011.  The sale of the contracts should have a positive impact on earnings and capital and will reduce risk in our loan portfolio.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of March 31, 2011.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach.  As of March 31, 2011, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

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

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Note E.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At March 31, 2011, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.1 million and a fair value of $10.7 million. The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2011, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between March 31, 2011 and December 31, 2010.

The approach of the third party to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

Impaired loans – Loans included in the table below are those that are considered impaired with a specific allocation based upon the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned – Fair value of other real estate owned was based on independent third-party appraisals of the properties.  These values were determined based on the sales prices of similar properties in the approximate geographic area.  These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measurements at March 31, 2011 Using (In Thousands)
Description	Assets Measured at Fair Value 3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,185		$24,185
Residential mortgage-backed agencies	$110,003		$110,003
Collateralized mortgage obligations	$647		$647
Obligations of states and political subdivisions	$80,232		$80,232
Collateralized debt obligations	$10,662			$10,662
Financial Derivative	$(663)			$(663)
Non-recurring:
Impaired loans	$28,185			$28,185
Other real estate owned	$2,622			$2,622

		Fair Value Measurements at December 31, 2010 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obsevable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,850		$24,850
Residential mortgage-backed agencies	$99,613		$99,613
Collateralized mortgage obligations	$662		$662
Obligations of states and political subdivisions	$94,724		$94,724
Collateralized debt obligations	$9,838			$9,838
Financial Derivative	$(832)			$(832)
Non-recurring:
Impaired loans	$15,347			$15,347
Other real estate owned	$2,788			$2,788

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2011 or March 31, 2010.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	—
Included in other comprehensive income	843	169
Purchases, issuances, and settlements	—	—
Transfers from Available-for-Sale to Trading	—	—
Transfers in and/or out of Level 3	—	—
Sales	—	—
Ending balance March 31, 2011	$10,662	$(663)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$—	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,364)	1	—
Included in other comprehensive loss	5,956	—	(772)
Purchases, issuances, and settlements	—	—	—
Transfers from Available-for-Sale to Trading	—	—	—
Transfers in and/or out of Level 3	—	—	—
Sales	(202)	(1)	—
Ending balance December 31, 2010	$9,838	$—	$(832)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,364)	$—	$—

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

Restricted Investment in Bank stock:  The carrying value of stock issued by the FHLB of Atlanta, ACBB and CBB approximates fair value based on the redemption provisions of the stock.

Loans Held-for-Sale: Loans held-for-sale are carried at the lower of cost or market.  For variable rate loans that reprice frequently or “in one year or less”, and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed rate loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.  At March 31, 2011, the loans held-for-sale were $44.5 million of motor vehicle retail installment contracts (from our indirect auto loan portfolio).

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$88,414	$88,414	$184,830	$184,830
Interest bearing deposits in banks	64,949	64,949	114,483	114,483
Investment securities-AFS	225,729	225,729	229,687	229,687
Restricted Bank stock	12,449	12,449	12,449	12,449
Loans held-for-sale	44,502	46,393	—	—
Loans, net	914,631	919,223	987,615	969,178
Accrued interest receivable	4,697	4,697	4,632	4,632

Financial Liabilities:
Deposits	1,127,580	1,074,799	1,301,646	1,252,661
Borrowed funds	275,834	279,248	282,239	288,052
Accrued interest payable	3,166	3,166	2,291	2,291
Financial derivative	663	663	832	832
Off balance sheet financial instruments	—	—	—	—

Note I – Comprehensive Income

Other comprehensive income (“OCI”) consists of the changes in unrealized gains/(losses) on investment securities available-for-sale, pension obligations and cash flow hedges. Total comprehensive income, which consists of net income/(loss) plus the changes in other comprehensive income, was $1.7 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

The following table presents the activity in accumulated other comprehensive loss for the 12 months ended December 31, 2010 and the three months ended March 31, 2011:

(in thousands)	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2009	(9,364)	(11,404)	(36)	(5,051)	(804)	(26,659)
Net gain/(loss) during period	(1,461)	7,448	(460)	848	463	6,838
Balance-December 31, 2010	(10,825)	(3,956)	(496)	(4,203)	(341)	(19,821)
Net gain during period	422	191	101	—	—	714
Balance- March 31, 2011	(10,403)	(3,765)	(395)	(4,203)	(341)	(19,107)

The following table presents the components of OCI for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
Components of OCI (in thousands)	2011	2010
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$691	$(11,217)
Less: OTTI charges recognized in income	(19)	(7,514)
Unrealized gains/ (losses) on investments with OTTI	710	(3,703)
Taxes	(288)	1,495
Net unrealized gains/(losses) on investments with OTTI	422	(2,208)

Available for sale securities – all other:
Unrealized holding gains during the period	1,010	73
Less: reclassification adjustment for losses recognized in income	—	(1,992)
Less: securities with OTTI charges during the period	691	(11,217)
Unrealized gains on all other AFS securities	319	13,282
Taxes	(128)	(5,361)
Net unrealized gains on all other AFS securities	191	7,921

Net unrealized gains on AFS securities	613	5,713

Unrealized gains/(losses) on cash flow hedges	169	(274)
Taxes	(68)	111
Net unrealized gains/(losses) on cash flow hedges	101	(163)

Total	$714	$5,550

Note J – Junior Subordinated Debentures

First United Corporation is the parent company to three statutory trust subsidiaries:  First United Statutory Trust I and First United Statutory Trust II, both of which are Connecticut statutory trusts (“Trust I” and “Trust II”, respectively), and First United Statutory Trust III, a Delaware statutory trust (“Trust III” and, together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purposes of selling preferred securities to investors and using the proceeds to purchase junior subordinated debentures from First United Corporation (“TPS Debentures”) that would qualify as regulatory capital.

 In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation.  Trust I and Trust II used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.06% at March 31, 2011), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.06% at March 31, 2011) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities.  The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.16% at March 31, 2011).  The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

As of March 31, 2011, First United Corporation has elected to defer interest payments on all of its TPS Debentures.  Cumulative deferred interest on all TPS Debentures was approximately $.6 million.  Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings have not been deferred.

Note K – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Quarter Ended March 31, 2011	Year Ended December 31, 2010
Securities sold under agreements to repurchase:
Outstanding at end of period	$42,998	$39,139
Weighted average interest rate at end of period	0.61%	0.72%
Maximum amount outstanding as of any month end	$42,998	$49,940
Average amount outstanding	40,619	41,434
Approximate weighted average rate during the period	0.61%	0.68%

At March 31, 2011, the repurchase agreements were secured by $48.7 million in available for sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

(In thousands)	March 31, 2011	December 31, 2010
FHLB advances, bearing interest at rates ranging from 2.46% to 4.74% at March 31, 2011	$186,106	$196,370
Junior subordinated debt, bearing interest at rates ranging from 2.16% to 9.88% at March 31, 2011	46,730	46,730
Total long-term debt	$232,836	$243,100

At March 31, 2011, the long-term FHLB advances are secured by $136.7 million in loans, $25.0 million in cash, and $30.3 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2011			December 31, 2010
	Fixed Rate	Floating Rate	Total	Total
Due in 2011	$40,750	$—	$40,750	$51,000
Due in 2012	44,250	—	44,250	44,250
Due in 2013	—	—	—	—
Due in 2014	—	—	—	—
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	—	—	—	—
Thereafter	81,907	30,929	112,836	112,850
Total long-term debt	$196,907	$35,929	$232,836	$243,100

Note L - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”):

Pension	For the three months ended March 31,
(In thousands)	2011	2010
Service cost	$—	$—
Interest cost	330	325
Expected return on assets	(560)	(510)
Amortization of transition asset	(10)	(10)
Recognized net actuarial loss	100	90
Amortization of prior service cost	2	2
Net pension credit included in employee benefits	$(138)	$(103)

SERP	For the three months ended March 31,
(In thousands)	2011	2010
Service cost	$40	$44
Interest cost	57	67
Amortization of recognized loss	—	15
Amortization of prior service cost	32	32
Net pension expense included in employee benefits	$129	$158

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service, after that date.

The Corporation does not intend to contribute to the pension plan in 2011 based upon its fully funded status and an evaluation of the future benefits provided under the pension plan.  The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of First United Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  There were no grants of restricted stock outstanding at March 31, 2011.

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

Director stock compensation expense was $32,500 for the three months ended March 31, 2011 and 2010.

Note N – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $5.0 million of outstanding standby letters of credit at March 31, 2011 and $4.9 million at December 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2011 and December 31, 2010 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At March 31, 2011, the fair value of the interest rate swap contracts was ($663) thousand and was reported in Other Liabilities on the Consolidated Statements of Financial Condition.  Cash in the amount of $1.4 million was posted as collateral as of March 31, 2011.

For the three months ended March 31, 2011, the Corporation recorded an increase in the value of the derivatives of $169 thousand and the related deferred tax benefit of $68 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the three months ending March 31, 2011.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2011.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three months ended March 31, 2011 and year ended December 31, 2010.

Derivative in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
March 31, 2011	$(395)	$—	$—
December 31, 2010	$(496)	$—	$—

(a) Reported as interest expense
(b) Reported as other income

Note P – Variable Interest Entities

As noted in Note J, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation.  The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts.  At March 31, 2011, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”); a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The Partnership will be financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership will use the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total projected cost of $10.6 million.  The total assets of the Partnership were approximately $9.1 million at March 31, 2011 and $7.9 million at December 31, 2010.

Through March 31, 2011, the Bank had made contributions to the Partnership totaling $6.0 million.  The remaining $.1 million in contributions are scheduled to be made by April 2011.  Once the project is complete, estimated to be in April 2011, and certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period.  The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At March 31, 2011 and December 31, 2010, the Corporation included the unfunded commitment in “Other Liabilities” and its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition.  The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,149	$6,050
Unfunded commitment (Other Liabilities)	76	966
Maximum exposure to loss	6,149	6,050

Note Q – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  The amended guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. It is not anticipated that this guidance will affect the Corporation’s financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-2 (“ASU 2011-01”), which indefinitely deferred disclosures about troubled debt restructures.  ASU 2011-02 changed the effective date of the disclosures from “indefinite” to interim and annual periods beginning on or after June 15, 2011.  This guidance will not affect the Corporation’s financial position or results of operations.

In December 2010, the FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). For reporting units with zero or negative carrying amounts, ASU 2010-28 adds a requirement to Step 1 of the goodwill impairment test that any adverse qualitative factors should be considered in determining whether it is more likely than not that goodwill impairment exists. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed.  For public entities, the amended guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted.  The adoption of this guidance did not affect the Corporation’s financial position or results of operations.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”).  First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has three wholly-owned subsidiaries:  OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure.  The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest.  The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 31 automated teller machines.

At March 31, 2011, the Corporation had total assets of approximately $1.52 billion, net loans of approximately $915 million, and deposits of approximately $1.13 billion.  Shareholders’ equity at March 31, 2011 was approximately $97 million.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than–temporary impairment (“OTTI”) of investment securities and pension plan assumptions.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $1.8 million related to acquisitions of insurance “books of business” which is subject to amortization. The $12.8 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008, which is not subject to periodic amortization.

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

A valuation allowance is recognized to reduce any deferred tax assets that based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to allowance for loan losses and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined no valuation allowances were needed at March 31, 2011 except for a state valuation allowance for certain state deferred tax assets associated with our Parent Company.

Management expects that the Corporation’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates because of changes in judgment or measurement including changes in actual and forecasted income before taxes, tax laws and regulations, and tax planning strategies.

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

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820.  The determination of fair value of investments and other assets is discussed further in Note H.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits.  Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets.  We evaluate each of these critical assumptions annually.  Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases.  These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries.  Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note L.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2010.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2011 and 2010 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the three months ended March 31,
	2011	2010
Per Share Data
Basic net income/(loss) per common share	$.09	$(.90)
Diluted net income/(loss) per common share	$.09	$(.90)

Dividends Paid on common shares	$—	$.10
Book Value	$10.89	$11.54

Significant Ratios
Return on Average Assets (a)	.25%	(1.19)%
Return on Average Equity (a)	4.03%	(20.20)%
Dividend Payout Ratio (b)	—	(12.01)%
Average Equity to Average Assets	6.12%	5.87%

Note:  (a) Annualized
(b) Cash dividends paid on common stock as a percent of net loss

RECENT DEVELOPMENTS

As of March 31, 2011, the Bank was a party to a non-binding letter of intent with a third party covering the Bank’s proposed sale of approximately $44.5 million of its portfolio of motor vehicle retail installment contracts.  On May 6, 2011, the Bank and this third party entered into a definitive sale and purchase agreement and consummated the sale.  The final transaction resulted in the sale of $32.5 million in contracts, which generated a gain of approximately $1.4 million.  In contemplation of the sale, the Bank moved the contracts into the loans held-for-sale category and released approximately $.8 million of its allowance for loan losses as of March 31, 2011.   Approximately $8.6 million in performing contracts that were not sold because they did not meet the sale criteria will be moved back into the Bank’s loan portfolio, and $.2 million in related loan loss reserves is expected to be restored during the second quarter of 2011.  We anticipate that the sale should have a positive impact on earnings and capital and will reduce risk in our loan portfolio.

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $.6 million for the first quarter of 2011, compared to net loss attributable to common shareholders of $5.5 million for the same period of 2010.  Basic and diluted net income per common share for the first quarter of 2011 was $.09, compared to basic and diluted net loss per common share of $0.90 for the same period of 2010. The change in earnings, from a net loss for the first quarter of 2010 to net income for the first quarter of 2011, resulted primarily from a $2.2 million reduction in provision expense and a $2.2 million reduction in losses from sales of securities and other real estate owned.  In addition, non-cash other than temporary impairment charges were $7.5 million lower than for the same time period in 2010.  The decreases were offset by a $3.7 million increase in income tax and a decline in net interest income of $2.6 million.  The decrease in net interest income was driven by a $4.0 million reduction in interest income on a fully tax-equivalent basis attributable to lower levels of loans and investment securities and the historically high levels of cash.  The net interest margin for the first three months of 2011, on a fully tax-equivalent basis, decreased to 2.73% from 3.19% for the first quarter of 2010 and showed a slight increase as compared to 2.71% for the year ended December 31, 2010.  We anticipate that the margin will improve as management intends to begin deploying excess cash into the investment portfolio and repay, rather than renew, brokered deposits and wholesale borrowings at their stated maturities.

The provision for loan losses was $1.3 million for the three months ended March 31, 2011, compared to $3.6 million for the same period of 2010.  Specific allocations were made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and management increased the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Interest expense on our interest-bearing liabilities decreased $1.4 million due in part to a decrease of $104.7 million in average interest-bearing deposits and a $30.6 million decrease in average debt outstanding.  The decline in expense was also due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and retail and brokered certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.

Other operating income increased $9.9 million during the first three months of 2011 when compared to the same period of 2010.  This increase was primarily attributable to a $7.5 million decrease in credit-related OTTI charges, and a decrease of $2.2 million in net losses related to sales of securities and sales and write downs of other real estate owned.  Operating expenses decreased $.2 million in the first three months of 2011 when compared to the same period of 2010.  This decrease was due primarily to a $.5 million decline in salaries and benefits resulting primarily from expenses related to a reduction in full-time equivalents through attrition within the Company.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (“FTE”) basis to facilitate performance comparisons between taxable and tax-exempt assets.  FTE income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011			2010
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$1,002,241	$13,867	5.61%	$1,110,551	$15,868	5.79%
Investment securities	237,731	2,031	3.47	283,100	4,074	5.84
Other interest earning assets	227,106	147	.26	198,952	92	.19
Total earning assets	$1,467,078	16,045	4.44%	$1,592,603	20,034	5.10%

Interest-bearing liabilities
Interest-bearing deposits	$1,109,983	3,671	1.34%	$1,214,657	4,615	1.54%
Short-term borrowings	40,675	61	.61	40,460	66	.66
Long-term borrowings	235,223	2,426	4.18	266,035	2,847	4.34
Total interest-bearing liabilities	$1,385,881	6,158	1.80%	$1,521,152	7,528	2.01%

Net interest income and spread		$9,887	2.64%		$12,506	3.09%
Net interest margin			2.73%			3.19%

Net interest income on an FTE basis decreased $2.6 million during the first three months of 2011 over the same period in 2010 due to a $4.0 million (19.9%) decrease in interest income partially offset by a $1.4 million (18.2%) decrease in interest expense.  The decrease in net interest income was due in part to a shift in the mix of earning assets from loans and investment securities to cash and cash equivalents (other interest earning assets) for the periods compared, as the Corporation made the conscious decision to increase its liquidity position during this period of risk and economic uncertainty.  The reduction in the average balances of earning assets and the lower yield on both loans and investment securities as funds were reinvested also contributed to the decline in the average rate comparing the two periods. Management has made the decision to invest in shorter duration investment securities during this time of historically low interest rates.  The increased liquidity position throughout 2010 and the lower reinvestment rates negatively impacted the net interest margin resulting in a decline of 46 basis points to 2.73% at March 31, 2011 from 3.19% for the same period of 2010.  The net interest margin was 2.71% at December 31, 2010.

The overall $125.5 million decrease in average interest-earning assets impacted the 66 basis point decline in the average yield on our average earning assets, which dropped from 5.10% for the first three months of 2010 to 4.44% for the first three months of 2011 (on an FTE basis).

Interest expense decreased during the first three months of 2011 when compared to the same period of 2010 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy, our decision to only increase special rates on time deposits for full relationship customers, the reduction in the average balance of total interest-bearing liabilities and the shorter duration of the portfolio. The average balance of interest-bearing liabilities decreased by $135.3 million as management continued its strategy to right-size the balance sheet by using cash to pay back brokered deposits and wholesale long-term borrowings. The overall effect was a 21 basis point decrease in the average rate paid on our average interest-bearing liabilities from 2.01% for the three months ended March 31, 2010 to 1.80% for the same period of 2011.

Provision for Loan Losses

The provision for loan losses was $1.3 million for the first three months of 2011, compared to $3.6 million for the same period of 2010.  The lower provision for loan losses resulted primarily from increases in the rolling historical loss rates for the first quarter of 2011, qualitative factors utilized in the determination of the allowance for loan losses and stabilization in the level of classified assets, (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”) and the release of approximately $.8 million related to the movement of $44.5 million of our indirect auto portfolio to loans held-for-sale.  Management strives to ensure that the allowance for loan losses reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of losses, increased $.2 million during the first three months of 2011 when compared to the same period of 2010.  Service charge income decreased $.2 million due primarily to a reduction in non-sufficient funds (NSF) fees.  Debit card income increased $.2 million during the first quarter of 2011 compared to the same period of 2010 due to increased consumer spending and higher customer awareness of our rewards program.  Trust department income increased $.1 million during the first three months of 2011 when compared to the first three months of 2010 due to an increase in assets under management and the fees received on those accounts.  Assets under management were approximately $603 million at March 31, 2011, a 9.4% increase over March 31, 2010.

Net gains of $.1 million were reported through other income in the first three months of 2011, compared to net losses of $9.6 million during the same period of 2010.  There were $19,000 in losses during the first quarter of 2011 that were attributable to OTTI losses on the investment portfolio, down from the $7.5 million during the same period of 2010.  Other gains of $.1 million in the first three months of 2011 consisted primarily of $.2 million from sales of investments offset by $.1 million in write-downs of other real estate owned.

The following table shows the major components of other operating income for the three months ended March 31, 2011 and 2010, exclusive of net losses:
	Income as % of Total Other Operating Income
	For the three months ended March 31,
	2011	2010
Service charges	24%	31%
Trust department	28%	28%
Insurance commissions	16%	17%
Debit card Income	16%	10%
Bank owned life insurance	7%	7%
Other income	9%	7%
	100%	100%

Other Operating Expenses

Other operating expenses decreased $.2 million (2%) for the first three months of 2011 when compared to the first three months of 2010.  The decrease for the first three months of 2011 was primarily due to a decline of $.5 million in salaries and benefits resulting primarily from expenses related to a reduction of full-time equivalent employees through attrition within the Corporation.  Other miscellaneous expenses increased $.3 million for the first three months of 2011 when compared to the same time period of 2010.  This increase is attributable to increases in expenses such as marketing, legal and consulting fees, other real estate owned expenses, and line rentals.

The composition of operating expense for the three months ended March 31, 2011 and 2010 is illustrated in the following table.
	Expense as % of Total Other Operating Expenses
	For the three months ended March 31,
	2011	2010
Salaries and employee benefits	47%	50%
FDIC premiums	8%	8%
Occupancy, equipment and data processing	21%	21%
Other	24%	21%
	100%	100%

Applicable Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in ASC Topic, Income Taxes, in Section 740-270-30.  This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year.  The rate so determined should be used in providing for income taxes on a current year-to-date basis.  The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives.  However, in arriving at this effective tax rate no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.

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

The effective tax rate for the first three months of 2011 was 9.5%, compared to an effective tax benefit rate of 41% for the first three months of 2010.  The increase thus far in 2011 when compared to the same time period in 2010 is primarily attributable to an increase in earnings in the first quarter of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.5 billion at March 31, 2011, a decrease of $179.9 million since December 31, 2010.  During this time period, cash and interest-bearing deposits in banks decreased $146.0 million, our investment portfolio decreased $4.0 million, gross loans decreased $29.2 million, net of the movement of $44.5 million of the indirect auto portfolio to loans held for sale.  Total liabilities decreased by approximately $181.2 million during the first three months of 2011, reflecting decreases in total deposits of $174.1 million and in long-term borrowings of $10.3 million due to repayment of one maturing FHLB advance offset by a $3.9 million increase in short-term borrowings as a result of an increase in repurchase agreements, our treasury management product.  Total deposits decreased as a result of paying back $165.5 million in brokered deposits and CDARs deposits offset by $6 million in core retail deposit growth.  Shareholders’ equity increased by $1.3 million from December 31, 2010 to March 31, 2011.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	March 31, 2011		December 31, 2010
Commercial real estate	$327,380	35%	$348,584	34%
Acquisition and development	155,476	16	156,892	16
Commercial and industrial	72,362	8	69,992	7
Residential mortgage	353,617	38	356,742	35
Consumer	27,205	3	77,543	8
Total Loans	$936,040	100%	$1,009,753	100%

Comparing loans at March 31, 2011 to loans at December 31, 2010, outstanding loans decreased by $29.2 million (2.9%), net of the movement of $44.5 million of the indirect auto portfolio to loans held for sale.  See Note G to the financial statements included in Item 1 of part I of this report.  Commercial real estate loans decreased $21.2 million as a result of the payoff of several large loans, charge-off of loan balances and ongoing scheduled principal payments.  Commercial and industrial loans increased $2.4 million and residential mortgages declined $3.1 million.  The decrease in the residential mortgage portfolio is attributable to regularly scheduled principal payments on existing loans and a management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed rate residential loan originations.  The consumer portfolio declined $50.3 million due to movement of $44.5 million of motor vehicle retail installment contracts in our indirect auto loan portfolio to held-for sale and $5.8 million as repayment activity in the indirect auto portfolio exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks.  At March 31, 2011, approximately 69% of the commercial loan portfolio was collateralized by real estate compared to approximately 71% of the commercial loan portfolio being collateralized by real estate at December 31, 2010.

As of March 31, 2011, the Bank was a party to a non-binding letter of intent with a third party covering the Bank’s proposed sale of approximately $44.5 million of its portfolio of motor vehicle retail installment contracts.  As a consequence, the Bank released approximately $.8 million of its allowance for loan losses as of March 31, 2011.   On May 6, 2011, the Bank and this third party entered into a definitive sale and purchase agreement and consummated the sale.  The final transaction resulted in the sale of $32.5 million in contracts, which generated a gain of approximately $1.4 million.  There were $3.4 million in principal pay downs on these contracts that were received prior to the close of the transaction.  Approximately $8.6 million in performing contracts that were not sold because they did not meet the sale criteria will be moved back into the Bank’s loan portfolio from the held-for sale category and interest will continue to accrue according to policy.  Loan loss reserves of $.2 million, relating to these unsold contracts is expected to be restored during the second quarter of 2011.  The sale of the contracts should have a positive impact on earnings and capital and will reduce risk in our loan portfolio.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	March 31, 2011	% of Applicable Portfolio	December 31, 2010	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$17,229	5.3%	$11,893	3.4%
Acquisition and development	16,357	10.5%	16,269	10.4%
Commercial and industrial	569	.8%	1,355	1.9%
Residential mortgage	4,414	1.2%	5,236	1.5%
Consumer	38	.1%	152	.2%
Total non-accrual loans	$38,607	4.0%	$34,905	3.5%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$—		$—
Acquisition and development	—		128
Commercial and industrial	—		44
Residential mortgage	324		2,437
Consumer	26		183
Total loans past due 90 days or more	$350		$2,792

Total non-accrual and loans past due 90 days or more	$38,957		$37,697

Restructured Loans (TDRs):
Performing	$7,452		$5,506
Non-accrual (included above)	8,768		9,593
Total TDRs	$16,220		$15,099

Other Real Estate Owned	$18,032		$18,072

Impaired loans without a valuation allowance	$43,126		$42,890
Impaired loans with a valuation allowance	33,951		19,713
Total impaired loans	$77,077		$62,603
Valuation allowance related to impaired loans	$5,766		$4,366

Performing loans considered to be impaired (including performing restructured loans, or TDRs), as defined and identified by management, amounted to $38.5 million at March 31, 2011 and $27.7 million at December 31, 2010.  Loans are identified as impaired when based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of acquisition and development loans and commercial real estate loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment is available.

The level of performing impaired loans (other than performing TDRs) increased $8.8 million during the three months ended March 31, 2011. One shared national credit in the commercial and industrial segment was added to performing impaired and one commercial real estate loan was removed from impaired status due to satisfactory payment performance.  Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The level of TDRs increased $1.1 million during the three months ended March 31, 2011, reflecting the addition of one $3.2 million commercial real estate loan to performing TDRs and the repayment of one performing $0.3 million TDR. Loans totaling $1.0 million that had been modified prior to 2011 at market rates were removed from performing TDRs during the first quarter because the borrowers had made at least six consecutive payments and were current at March 31, 2011. Principal payments of $0.8 million were received on loans classified as TDRs during the quarter ended March 31, 2011.

The following table presents the details of impaired loans that are troubled debt restructurings by class as of March 31, 2011:
	Troubled Debt Restructurings at Period End		New Troubled Debt Restructurings in YTD Period		Troubled Debt Restructurings that Subsequently Defaulted during Prior 12 Months
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
March 31, 2011
Commercial real estate
Non owner-occupied	2	$1,629	—	$—	—	$—
All other CRE	1	3,233	1	3,233	—	—
Acquisition and development
1-4 family residential construction	—	—	—	—	2	469
All other A&D	8	8,862	—	—	1	2,354
Commercial and industrial	2	1,274	—	—	—	—
Residential mortgage
Residential mortgage - term	4	1,222	—	—	1	249
Residential mortgage – home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	17	$16,220	1	$3,233	4	$3,072

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

The following table presents a summary of the activity in the allowance for loan losses for the three months ended March 31:

(in thousands)	2011	2010
Balance, January 1	$22,138	$20,090
Charge-offs:
Commercial real estate	(1,554)	(279)
Acquisition and development	(395)	(682)
Commercial and industrial	(135)	(58)
Residential mortgage	(472)	(985)
Consumer	(232)	(474)
Total charge-offs	(2,788)	(2,478)
Recoveries:
Commercial real estate	77	1
Acquisition and development	199	408
Commercial and industrial	2	31
Residential mortgage	283	147
Consumer	154	132
Total recoveries	715	719
Net credit losses	(2,073)	(1,759)
Provision for loan losses	1,344	3,555
Balance at end of period	$21,409	$21,886

Allowance for loan losses to loans outstanding (as %)	2.29%	1.99%
Net charge-offs to average loans outstanding during the period, annualized (as %)	.83%	.64%

The allowance for loan losses decreased to $21.4 million at March 31, 2011, compared to $22.1 million at December 31, 2010 and $21.9 million at March 31, 2010.  The provision for loan losses through March 31, 2011 decreased to $1.3 million from $3.6 million for the same period in 2010.   Net charge-offs rose modestly to $2.1 million from $1.8 million.  Included in the net charge-offs for March 31, 2011 was a partial charge off of $1.4 million for a single large commercial real estate loan. The decrease in the provision for loan losses from March 31, 2010 to March 31, 2011 resulted from management’s analysis of the adequacy of the loan loss reserve, declining loan balances and improving economic conditions as noted by the Federal Reserve. Approximately $.8 million of the allowance for loan losses was released as a result of moving approximately $44.5 million of motor vehicle retail installment contracts held in the indirect auto loan portfolio to held-for-sale at March 31, 2011.  These contracts were sold on May 6, 2011. The allowance for loan losses to loans outstanding as of March 31, 2011 of 2.29% is higher than 1.99% from the same period last year due to a focused effort by management to recognize potential problem loans and record specific allocations and adjust qualitative factors to reflect the current quality of the loan portfolio.

Net charge-offs to average loans for the three months ended March 31, 2011 totaled an annualized 0.83% compared to an annualized 0.64% for the same period in 2010 and 1.28% for the year ended December 31, 2010. Relative to December 31, 2010, all segments of loans, with the exception of commercial real estate loans, showed improvement.  The increase in the net charge-off ratio in commercial real estate loans is a result of the $1.4 million partial charge-off described above.  The annualized net charge-off ratio for acquisition and development loans as of March 31, 2011 was 0.50% compared to 4.46% as of December 31, 2010.  The ratios for commercial and industrial loans were 0.74% and 2.23% for March 31, 2011 and December 31, 2010, respectively.  The residential mortgage ratios were 0.21% and 0.44% and the consumer loan ratios were 0.42% and 1.34%.  Accruing loans past due 30 days or more declined to 2.67% of the loan portfolio at March 31, 2011 compared to 3.62% at December 31, 2010.  We recognized improvements in the delinquency ratios in all loan segments with the exception of acquisition and development loans which had a delinquency ratio of 5.59% at March 31, 2011 compared to 1.42% at December 31, 2010.  The increase in the acquisition and development delinquency ratio is due to three specific loans that were 30 days past due on March 31, 2011.  The delinquency ratio on commercial real estate loans improved to 0.70% from 3.03%, commercial and industrial loans improved to 0.60% from 1.36%, residential mortgages improved to 3.60% from 5.54% and consumer loans improved to 2.65% from 3.87%.  The improvements are attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Management believes that the allowance for loan losses at March 31, 2011 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2011, the total amortized cost basis of the available-for-sale investment portfolio was $249.5 million, compared to a fair value of $225.7 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	March 31, 2011			December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV as % of Total	Amortized Cost	Fair Value (FV)	FV as % of Total
Securities Available-for-Sale:
U.S. government agencies	$24,420	$24,185	10%	$24,813	$24,850	11%
Residential mortgage-backed agencies	108,532	110,003	49%	98,109	99,613	43%
Collateralized mortgage obligations	729	647	1%	763	662	1%
Obligations of states and political subdivisions	79,653	80,232	35%	94,250	94,724	41%
Collateralized debt obligations	36,147	10,662	5%	36,533	9,838	4%
Total Investment Securities	$249,481	$225,729	100%	$254,468	$229,687	100%

Total investment securities have decreased $4.0 million since December 31, 2010.  At March 31, 2011, the securities classified as available-for-sale included a net unrealized loss of $23.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $215.1 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $1.7 million at March 31, 2011.  The remaining $10.7 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $25.5 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.4 million represent non-credit related OTTI charges on 13 of the securities, while $7.6 million of unrealized losses relates to five securities which have no credit related OTTI.  The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of March 31, 2011.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
							Deferrals/			Collateral
							Defaults			Support as	Number of
			Fair		Lowest		as % of			% of	Performing
		Amortized	Market	Unrealized	Credit	Original	Original	Performing	Collateral	Performing	Issuers/Total
Deal	Class	Cost	Value	Gain/(Loss)	Rating	Collateral	Collateral	Collateral	Support	Collateral	Issuers
Preferred Term Security I	Mezz	769	436	(333)	C	303,112	32.66%	132,500	(56,584)	-42.70%	16/25
Preferred Term Security XI*	B-1	1,363	461	(902)	C	635,775	28.43%	407,965	(126,565)	-31.02%	44/64
Preferred Term Security XVI*	C	160	56	(104)	C	606,040	44.58%	305,365	(193,537)	-63.38%	34/56
Preferred Term Security XVIII	C	3,018	1,017	(2,001)	C	676,565	23.08%	520,425	(86,547)	-16.63%	56/80
Preferred Term Security XVIII*	C	2,051	678	(1,373)	C	676,565	23.08%	520,425	(86,547)	-16.63%	56/80
Preferred Term Security XIX*	C	3,022	491	(2,531)	C	700,535	27.18%	509,581	(96,198)	-18.88%	51/73
Preferred Term Security XIX*	C	1,308	210	(1,098)	C	700,535	27.18%	509,581	(96,198)	-18.88%	51/73
Preferred Term Security XIX*	C	2,195	351	(1,844)	C	700,535	27.18%	509,581	(96,198)	-18.88%	51/73
Preferred Term Security XIX*	C	1,310	210	(1,100)	C	700,535	27.18%	509,581	(96,198)	-18.88%	51/73
Preferred Term Security XXII*	C-1	1,556	277	(1,279)	C	1,386,600	31.70%	974,100	(260,803)	-26.77%	61/97
Preferred Term Security XXII*	C-1	3,890	691	(3,199)	C	1,386,600	31.70%	974,100	(260,803)	-26.77%	61/97
Preferred Term Security XXIII*	C-1	2,025	602	(1,423)	C	1,467,000	26.21%	1,003,500	(193,939)	-19.33%	91/124
Preferred Term Security XXIII*	D-1	651	87	(564)	C	1,467,000	25.19%	1,018,500	(301,799)	-29.63%	92/124
Preferred Term Security XXIII*	D-1	1,953	260	(1,693)	C	1,467,000	25.19%	1,018,500	(301,799)	-29.63%	92/124
Preferred Term Security XXIV*	C-1	876	83	(793)	C	1,050,600	38.24%	648,800	(281,103)	-43.33%	58/92
Preferred Term Security I-P-I	B-2	2,000	1,084	(916)	CCC-	351,000	9.26%	161,000	16,809	10.44%	15/17
Preferred Term Security I-P-IV	B-1	3,000	1,376	(1,624)	CCC-	325,000	14.15%	264,750	9,230	3.49%	28/32
Preferred Term Security I-P-IV	B-1	5,000	2,292	(2,708)	CCC-	325,000	14.15%	264,750	9,230	3.49%	28/32

Total Level 3 Securities Available for Sale		36,147	10,662	(25,485)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.3% to 44.6% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities at March 31, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2011, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio.   Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2010 and March 31, 2011.

The approach of the third party to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently the only active and liquid trading market that exists is for stand-alone trust preferred securities.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there was one security that had credit-related non-cash OTTI charges during the first quarter of 2011.  As a result of the assessment, the Corporation recorded $19,000 in credit-related non-cash OTTI charges on the CDO security in earnings for the three-month period ended March 31, 2011.

Management does not intend to sell this security nor is it more likely than not that the Corporation will be required to sell the security prior to recovery.  The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  Management believes that, as of March 31, 2011, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	March 31, 2011		December 31, 2010
Non-interest bearing demand deposits	$128,998	11%	$121,142	9%
Interest-bearing deposits:
Demand	101,307	9	100,472	8
Money Market:
Retail	200,431	18	217,401	17
Brokered	—	—	55,545	4
Savings deposits	102,505	9	93,543	7
Time deposits less than $100,000	270,037	24	278,588	22
Time deposits $100,000 or more:
Retail	216,048	19	221,564	17
Brokered/CDARS	108,254	10	213,391	16
Total Deposits	$1,127,580	100%	$1,301,646	100%

Total deposits decreased $174.1 million during the first three months of 2011 when compared to deposits at December 31, 2010.  Non-interest bearing deposits increased $7.9 million.  Traditional savings accounts increased $9.0 million while total money market accounts decreased $72.5 million due primarily to the repayment of $55.5 million in brokered accounts.  Time deposits less than $100,000 declined $8.6 million and time deposits greater than $100,000 decreased $110.7 million.  The decrease in time deposits greater than $100,000 was primarily due to the repayment of $65.0 million in brokered certificates of deposits and a $45.0 million maturity in a CDARs product for a local municipality.  Although brokered deposits are at very low rates in the current environment, management made the decision to right-size the balance sheet by using cash to repay brokered deposits and to allow certificates of deposit for non-relationship customers to run off. Our internal treasury team has developed a strategy to increase our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In thousands)	March 31, 2011	December 31, 2010
Securities sold under agreements to repurchase	$42,998	$39,139
Total short-term borrowings	$42,998	$39,139

FHLB advances	$186,106	$196,370
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$232,836	$243,100

Total short-term borrowings increased by approximately $3.9 million during the first three months of 2011 due to an increase in repurchase agreements for our treasury management customers.  Long-term borrowings decreased during the first three months of 2011 by $10.3 million due to the repayment of one FHLB advances totaling $10 million and scheduled monthly amortization of long-term advances.  Dependent upon sufficient liquidity levels, management intends to repay FHLB advances throughout 2011 as these borrowings mature.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans.  The factors that determine the institutions liquidity are:

•	Reliabilty and stability of core deposits
•	Cash flow structure and pledging status of investments
•	Potential for unexpected loan demand

We actively manage our liquidity position through weekly meetings of a sub-committee of executive management, known as the Treasury Sub-Committee, which looks forward 12 months at 30-day intervals.  The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth.  Monthly reviews by management and quarterly reviews by the Asset and Liability Committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

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

During 2010, management made the decision to accumulate high levels of cash in order to protect the Bank against the risks associated with the criticized assets on our balance sheet.  Given the economic environment, management believed that the increased liquidity position was prudent even though it would negatively impact the net interest margin.  As a result of stabilization in our asset quality and management’s decision to reduce assets given our current capital levels, our strategic plan calls for management to use cash to repay brokered deposits, non-relationship certificates of deposit and wholesale FHLB advances throughout 2011.  Reduction in these liabilities, deemed to be volatile funding by regulatory definition, does not have an impact on our levels of liquidity.

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

Throughout 2010, we shifted our focus on a shorter duration balance sheet to move to a more neutral to slightly asset sensitive position as we anticipate a rising rate environment in the future.  As of March 31, 2011, we were slightly liability sensitive.

Our interest rate risk management goals are:

•	Ensure that the Board of Directors and senior management will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;
•	Enable dynamic measurement and management of interest rate risk;
•	Select strategies that optimize our ability to meet our long-range financial goals while maintaining interest rate risk within policy limits established by the Board of Directors;
•	Use both income and market value oriented techniques to select strategies that optimize the relationship between risk and return; and
•	Establish interest rate risk exposure limits for fluctuation in net interest income (“NII”), net income and economic value of equity.

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

Capital Resources

The Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions.  The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations.

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

The following table presents our capital ratios:
	March 31, 2011	December 31, 2010	Required for Capital Adequacy Purposes	Required To Be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	11.94%	11.57%	8.00%	10.00%
First United Bank	11.91%	11.53%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	10.12%	9.74%	4.00%	6.00%
First United Bank	10.64%	10.26%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	8.35%	7.34%	4.00%	5.00%
First United Bank	8.78%	7.73%	4.00%	5.00%

As of March 31, 2011, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Pursuant to the Treasury’s CPP, in January, 2009, First United Corporation sold 30,000 shares of its Series A Preferred Stock and a related warrant to purchase 326,323 shares of its common stock for an exercise price of $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.

Since December 31, 2010, First United Corporation has not paid cash dividends on its Series A Preferred Stock.  The February 2011 payment of $.4 million was deferred.  Management cannot predict whether any future regularly quarterly dividend payments on the Series A Preferred Stock will likewise be deferred.  The ability of First United Corporation to make these dividend payments depends on our earnings in future quarters.

In December 2010, the Board of Directors of First United Corporation voted to stop paying quarterly cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

On December 15, 2010, the Corporation elected to defer quarterly interest payments under the TPS Debentures starting with the payments due in March 2011.  The total amount due under all TPS Debentures in March 2011 was $.5 million.  The ability of First United Corporation to make these interest payments depends on our earnings in future quarters.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $91.1 million and $5.0 million, respectively, at March 31, 2011, compared to $88.1 million and $4.9 million, respectively, at December 31, 2010.  We are not a party to any other off-balance sheet arrangements.

See Note K to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk.  This market risk and our procedures are described in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Interest Rate Sensitivity”.  Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2010.   We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

Item 4.  Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2011 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management does not believe that any material changes in our risk factors have occurred since December 31, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information.

None.

Item 6.   Exhibits.

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that follows the signatures, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 10, 2011	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President

Date: May 10, 2011	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)