Form 10-Q
period 2011-06-30
FIRST UNITED CORP/MD/
filed 2011-08-11
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,182,757 shares of common stock, par value $.01 per share, as of July 31, 2011.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$93,336	$184,830
Interest bearing deposits in banks	40,113	114,483
Cash and cash equivalents	133,449	299,313
Investment securities – available-for-sale (at fair value)	239,348	229,687
Restricted investment in bank stock, at cost	11,712	12,449
Loans	936,398	1,009,753
Allowance for loan losses	(21,001)	(22,138)
Net loans	915,397	987,615
Premises and equipment, net	31,840	32,945
Goodwill and other intangible assets, net	14,566	14,700
Bank owned life insurance	30,914	30,405
Deferred tax assets	27,023	26,400
Other real estate owned	19,143	18,072
Accrued interest receivable and other assets	40,130	44,859
Total Assets	$1,463,522	$1,696,445

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$128,741	$121,142
Interest bearing deposits	975,825	1,180,504
Total deposits	1,104,566	1,301,646

Short-term borrowings	35,875	39,139
Long-term borrowings	207,572	243,100
Accrued interest payable and other liabilities	17,413	16,920
Total Liabilities	1,365,426	1,600,805

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on June 30, 2011 and December 31, 2010 (discount of $172 and $202, respectively)	29,828	29,798
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,183 shares at June 30, 2011 and 6,166 shares at December 31, 2010	62	62
Surplus	21,474	21,422
Retained earnings	65,475	64,179
Accumulated other comprehensive loss	(18,743)	(19,821)
Total Shareholders’ Equity	98,096	95,640
Total Liabilities and Shareholders’ Equity	$1,463,522	$1,696,445

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$27,163	$31,361
Interest on investment securities
Taxable	1,795	4,403
Exempt from federal income tax	1,552	1,806
Total investment income	3,347	6,209
Other	239	224
Total interest income	30,749	37,794
Interest expense
Interest on deposits	6,903	9,222
Interest on short-term borrowings	127	139
Interest on long-term borrowings	4,701	5,603
Total interest expense	11,731	14,964
Net interest income	19,018	22,830
Provision for loan losses	4,605	7,186
Net interest income after provision for loan losses	14,413	15,644
Other operating income
Changes in fair value on impaired securities	793	(10,798)
Portion of (gain)/loss recognized in other comprehensive income (before taxes)	(812)	2,733
Net securities impairment losses recognized in operations	(19)	(8,065)
Net gains/(losses) – other	668	(2,698)
Total net gains/(losses)	649	(10,763)
Service charges	1,803	2,330
Trust department	2,143	2,038
Insurance commissions	1,288	1,325
Debit card income	1,112	797
Bank owned life insurance	509	499
Other	725	442
Total other income	7,580	7,431
Total other operating income/(loss)	8,229	(3,332)
Other operating expenses
Salaries and employee benefits	10,158	10,937
FDIC premiums	1,387	2,074
Equipment	1,575	1,646
Occupancy	1,425	1,441
Data processing	1,387	1,304
Other	5,071	5,003
Total other operating expenses	21,003	22,405
Income/(Loss) before income tax benefit	1,639	(10,093)
Applicable income tax benefit	(451)	(4,066)
Net Income/(Loss)	2,090	(6,027)
Accumulated preferred stock dividends and discount accretion	$(794)	$(779)
Net Income Available to/(Loss Attributable to) Common Shareholders	$1,296	$(6,806)
Basic net income/(loss) per common share	$.21	$(1.11)
Diluted net income/(loss) per common share	$.21	$(1.11)
Dividends declared per common share	$.00	$.02
Weighted average number of common and diluted shares outstanding	6,172	6,149

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Three Months Ended June 30,
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$13,249	$15,507
Interest on investment securities
Taxable	1,090	1,760
Exempt from federal income tax	690	874
Total investment income	1,780	2,634
Other	92	132
Total interest income	15,121	18,273
Interest expense
Interest on deposits	3,232	4,607
Interest on short-term borrowings	66	73
Interest on long-term borrowings	2,275	2,756
Total interest expense	5,573	7,436
Net interest income	9,548	10,837
Provision for loan losses	3,261	3,631
Net interest income after provision for loan losses	6,287	7,206
Other operating income
Changes in fair value on impaired securities	102	419
Portion of gain recognized in other comprehensive income (before taxes)	(102)	(970)
Net securities impairment losses recognized in operations	0	(551)
Net gains/(losses) – other	567	(610)
Total net gains/(losses)	567	(1,161)
Service charges	937	1,212
Trust department	1,079	1,052
Insurance commissions	665	702
Debit card income	504	434
Bank owned life insurance	255	249
Other	378	199
Total other income	3,818	3,848
Total other operating income	4,385	2,687
Other operating expenses
Salaries and employee benefits	5,026	5,341
FDIC premiums	492	1,198
Equipment	760	816
Occupancy	687	705
Data processing	685	555
Other	2,440	2,645
Total other operating expenses	10,090	11,260
Income/(Loss) before income tax benefit	582	(1,367)
Applicable income tax benefit	(551)	(451)
Net Income/(Loss)	1,133	(916)
Accumulated preferred stock dividends and discount accretion	$(400)	$(389)
Net Income Available to/(Loss Attributable to) Common Shareholders	$733	$(1,305)
Basic net income/(loss) per common share	$.12	$(.21)
Diluted net income/(loss) per common share	$.12	$(.21)
Dividends declared per common share	$.00	$.01
Weighted average number of common and diluted shares outstanding	6,177	6,154

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2010	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive loss:
Net loss for the year				(10,197)		(10,197)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $4,052					5,987	5,987
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $887					1,311	1,311
Unrealized loss on derivatives, net of income taxes of $312					(460)	(460)
Comprehensive loss						(3,359)
Issuance of 9,924 shares of common stock under dividend reinvestment plan		1	47			48
Stock based compensation			70			70
Preferred stock discount accretion	59			(59)		0
Preferred stock dividends paid				(1,125)		(1,125)
Preferred stock dividends declared				(375)		(375)
Common stock dividends declared - $.03 per share				(185)		(185)

Balance at December 31, 2010	29,798	62	21,422	64,179	(19,821)	95,640

Comprehensive income:
Net income for the period				2,090		2,090
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $764					1,128	1,128
Unrealized loss on derivatives, net of income taxes of $34					(50)	(50)
Comprehensive income						3,168
Stock based compensation			52			52
Preferred stock discount accretion	30			(30)		0
Preferred stock dividends declared				(764)		(764)

Balance at June 30, 2011	$29,828	$62	$21,474	$65,475	$(18,743)	$98,096

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities
Net income/(loss)	$2,090	$(6,027)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	4,605	7,186
Depreciation	1,236	1,281
Stock compensation	52	70
Amortization of intangible assets	134	416
Loss on sales of other real estate owned	44	221
Write-downs of other real estate owned	952	89
Proceeds from sale of loans held for sale	33,902	0
Gain on sale of loans held for sale	(1,366)	0
(Gain)/loss on loan sales	(41)	156
Loss/(gain) on disposal of fixed assets	9	(11)
Net amortization of investment securities discounts and premiums	1,015	109
Other-than-temporary-impairment loss on securities	19	8,065
Proceeds from sales of investment securities trading	0	99,626
Proceeds from maturities/calls of investment securities trading	0	17,167
Loss on trading securities	0	251
Gain on sales of investment securities – available-for-sale	(266)	(262)
Loss on transfers of available-for-sale securities to trading	0	2,254
Decrease in accrued interest receivable and other assets	4,645	9,086
Deferred tax benefit	(1,353)	(1,648)
(Decrease)/increase in accrued interest payable and other liabilities	(271)	679
Earnings on bank owned life insurance	(509)	(499)
Net cash provided by operating activities	44,897	138,209

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	28,904	55,177
Proceeds from sales of investment securities available-for-sale	29,115	2,268
Purchases of investment securities available-for-sale	(66,556)	(130,668)
Proceeds from sales of other real estate owned	2,189	1,137
Proceeds from loan sales	5,048	3,416
Net decrease in loans	25,814	27,105
Net decrease/(increase) in FHLB stock	737	(59)
Purchases of premises and equipment	(140)	(1,179)
Net cash provided by/(used in) investing activities	25,111	(42,803)

Financing activities
Net (decrease)/ increase in deposits	(197,080)	69,556
Net decrease in short-term borrowings	(3,264)	(10,076)
Proceeds from long-term borrowings	0	3,609
Payments on long-term borrowings	(35,528)	(30,526)
Cash dividends paid on common stock	0	(676)
Proceeds from issuance of common stock	0	18
Preferred stock dividends paid	0	(750)
Net cash (used in)/provided by financing activities	(235,872)	31,155
(Decrease)/increase in cash and cash equivalents	(165,864)	126,561
Cash and cash equivalents at beginning of the year	299,313	189,671
Cash and cash equivalents at end of period	$133,449	$316,232

Supplemental information
Interest paid	$10,192	$15,483
Taxes paid	$0	$70
Non-cash investing activities:
Transfers from loans to other real estate owned	$4,256	$5,499
Transfers from loans to loans held-for-sale	$32,536	$1,954
Transfers from available-for-sale to trading	$0	$117,078
See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED MARCH 31, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2011 presentation.  Such reclassifications had no impact on net income/(loss) or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2011 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/(loss attributable to) common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings/(loss) per share is derived by dividing net income available to/(loss attributable to) common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There were no common stock equivalents at June 30, 2011.  There is no dilutive effect on the earnings per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the six- and three-month periods ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011			2010
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss)	$2,090			$(6,027)
Preferred stock dividends paid	0			(750)
Preferred stock dividends deferred	(764)			0
Discount accretion on preferred stock	(30)			(29)
Net income available to/(loss attributable to) common shareholders	$1,296	6,172	$.21	$(6,806)	6,149	$(1.11)

	For the three months ended June 30,
	2011			2010
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss)	$1,133			$(916)
Preferred stock dividends paid	0			(375)
Preferred stock dividends deferred	(385)			0
Discount accretion on preferred stock	(15)			(14)
Net income available to/(loss attributable to) common shareholders	$733	6,177	$.12	$(1,305)	6,154	$(.21)

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
(in thousands)	2011	2010
Other-than-temporary impairment charges:
Available-for-sale securities	$(19)	$(8,065)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	367	262
Realized losses	(101)	0
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	0	2,852
Losses recognized in earnings	0	(5,106)
Trading securities:
Gross gains on sales	0	972
Gross losses on sales	0	(1,223)
Loss on sales of other real estate owned	(44)	(221)
Write-down of other real estate owned	(952)	(89)
Gain/(loss) on sale of loans	41	(156)
Gain on sale of indirect auto loans	1,366	0
(Loss)/gain on disposal of fixed assets	(9)	11
Net gains/(losses) – other	668	(2,698)
Net gains/(losses)	$649	$(10,763)

	Three months ended June 30,
(in thousands)	2011	2010
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$(551)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	130	0
Realized losses	(19)	0
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	0	0
Losses recognized in earnings	0	0
Trading securities:
Gross gains on sales	0	971
Gross losses on sales	0	(1,223)
Loss on sales of other real estate owned	(37)	(158)
Write-down of other real estate owned	(889)	(55)
Gain/(loss) on sale of loans	22	(156)
Gain on sale of indirect auto loans	1,366	0
(Loss)/gain on disposal of fixed assets	(6)	11
Net gains/(losses) – other	567	(610)
Net gains/(losses)	$567	$(1,161)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.
	June 30, 2011	December 31, 2010
Cash and due from banks, weighted average interest rate of 0.22% (at June 30, 2011)	$93,336	$184,830

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of June 30, 2011 and December 31, 2010, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	June 30, 2011	December 31, 2010
FHLB daily investments, interest rate of 0.01% (at June 30, 2011)	$2,690	$77,102
FTN daily investments, interest rate of 0.07% (at June 30, 2011)	1,350	1,350
M&T Fed Funds sold, interest rate of 0.30% (at June 30, 2011)	6,014	6,004
CBB Fed Funds sold, interest rate of 0.22% (at June 30, 2011)	30,059	30,027
	$40,113	$114,483

Note 5 – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale at June 30, 2011 and December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
June 30, 2011
U.S. government agencies	$34,422	$141	$87	$34,476	$0
Residential mortgage-backed agencies	118,183	1,903	256	119,830	0
Collateralized mortgage obligations	686	0	98	588	0
Obligations of states and political subdivisions	72,736	1,324	332	73,728	0
Collateralized debt obligations	36,210	0	25,484	10,726	17,339
Totals	$262,237	$3,368	$26,257	$239,348	$17,339

December 31, 2010
U.S. government agencies	$24,813	$101	$64	$24,850	$0
Residential mortgage-backed agencies	98,109	1,703	199	99,613	0
Collateralized mortgage obligations	763	0	101	662	0
Obligations of states and political subdivisions	94,250	1,011	537	94,724	0
Collateralized debt obligations	36,533	0	26,695	9,838	18,151
Totals	$254,468	$2,815	$27,596	$229,687	$18,151

Proceeds from sales of securities and the realized gains and losses are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Proceeds	$29,115	$2,268	$7,067	$0
Realized gains	367	262	130	0
Realized losses	101	0	19	0

The following table shows the Corporation’s available-for-sale securities with gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. government agencies	$12,618	$87	$0	$0
Residential mortgage-backed agencies	40,528	256	0	0
Collateralized mortgage obligations	0	0	588	98
Obligations of states and political subdivisions	21,974	332	0	0
Collateralized debt obligations	0	0	10,726	25,484
Totals	$75,120	$675	$11,314	$25,582

December 31, 2010
U.S. government agencies	$13,044	$64	$0	$0
Residential mortgage-backed agencies	19,453	199	0	0
Collateralized mortgage obligations	0	0	662	101
Obligations of states and political subdivisions	26,887	537	0	0
Collateralized debt obligations	0	0	9,838	26,695
Totals	$59,384	$800	$10,500	$26,796

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities.  Management reviews the assumptions and results and does not believe that there were any material differences in the valuations between June 30, 2011 and December 31, 2010.

U.S. Government Agencies - Two U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of June 30, 2011.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at June 30, 2011.

Residential Mortgage-Backed Agencies - Eight residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of June 30, 2011.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at June 30, 2011.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of one security at June 30, 2011, has been in an unrealized loss position for 12 months or more.  This security is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount.  As of June 30, 2011, this security remains at investment grade and continues to perform as expected at the time of purchase.  The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity.  Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2011.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $332,000 at June 30, 2011.  Fifteen securities have been in an unrealized loss position for less than 12 months.  All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Collateralized Debt Obligations - The $25.5 million in unrealized losses greater than 12 months at June 30, 2011 relates to 18 pooled trust preferred securities that comprise the CDO portfolio.  See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the second quarter of 2011.  The Corporation has recorded $19,000 in credit-related non-cash OTTI charges for the six-months ended June 30, 2011.  The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for debt securities held and not intended to be sold for the six- and three-month periods ended June 30, 2011 and 2010:

	Six months ended
(in thousands)	June 30, 2011	June 30, 2010
Balance of credit-related OTTI at January 1	$14,653	$10,765
Additions for credit-related OTTI not previously recognized	0	1,402
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	19	6,663
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	(4,369)
Reduction for increases in cash flows expected to be collected	(101)	0
Balance of credit-related OTTI at June 30	$14,571	$14,461

	Three months ended
(in thousands)	June 30, 2011	June 30, 2010
Balance of credit-related OTTI at April 1	$14,617	$13,910
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	551
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(46)	0
Balance of credit-related OTTI at June 30	$14,571	$14,461

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2011 and December 31, 2010 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Due in one year or less	$1,700	$1,731	$2,500	$2,421
Due after one year through five years	20,017	20,127	16,470	16,573
Due after five years through ten years	35,494	35,619	19,293	19,492
Due after ten years	86,157	61,453	117,333	90,926
	143,368	118,930	155,596	129,412
Residential mortgage-backed agencies	118,183	119,830	98,109	99,613
Collateralized mortgage obligations	686	588	763	662
	$262,237	$239,348	$254,468	$229,687

Note 6 - Restricted Investment in Bank Stock

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

The Corporation recognizes dividends on a cash basis.  For the six months ended June 30, 2011, dividends of $49,700 were recognized in earnings.  For the comparable period of 2010, dividends of $18,300 were recognized in earnings.

Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2011.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2011 and December 31, 2010:
(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2011
Total loans	$320,322	$152,007	$71,699	$351,078	$41,292	$936,398
Individually evaluated for impairment	20,768	27,690	14,083	5,921	20	68,482
Collectively evaluated for impairment	299,554	124,317	57,616	345,157	41,272	867,916

December 31, 2010
Total loans	$348,584	$156,892	$69,992	$356,742	$77,543	$1,009,753
Individually evaluated for impairment	16,270	31,196	5,131	9,854	152	62,603
Collectively evaluated for impairment	332,314	125,696	64,861	346,888	77,391	947,150

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  The commercial real estate (“CRE”) loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures.  The acquisition and development (“A&D”) loan segment is further disaggregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures.  These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan.  The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment is further disaggregated into two classes:  (a) amortizing term loans, which are primarily first liens; and (b) home equity lines of credit, which are generally second liens.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and December 31, 2010:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2011
Commercial real estate
Non owner-occupied	$1,219	$227	$11,544	$12,763	$17,072
All other CRE	832	165	7,173	8,005	8,030
Acquisition and development
1-4 family residential construction	2,693	1,063	0	2,693	2,693
All other A&D	10,359	2,609	14,638	24,997	27,740
Commercial and industrial	9,400	1,185	4,683	14,083	15,531
Residential mortgage
Residential mortgage - term	574	79	4,645	5,219	5,904
Residential mortgage – home equity	0	0	702	702	702
Consumer	0	0	20	20	21
Total impaired loans	$25,077	$5,328	$43,405	$68,482	$77,693

December 31, 2010
Commercial real estate
Non owner-occupied	$8,183	$2,768	$4,635	$12,818	$12,818
All other CRE	713	80	2,740	3,453	3,478
Acquisition and development
1-4 family residential construction	2,823	334	622	3,445	3,491
All other A&D	7,269	1,141	20,482	27,751	31,284
Commercial and industrial	0	0	5,131	5,131	6,540
Residential mortgage
Residential mortgage - term	725	43	8,606	9,331	10,086
Residential mortgage – home equity	0	0	522	522	522
Consumer	0	0	152	152	153
Total impaired loans	$19,713	$4,366	$42,890	$62,603	$68,372

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended June 30, 2011			Six months ended June 30, 2010
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$14,366	$35	$61	$11,058	$150	$78
All other CRE	6,048	130	50	17,951	346	26
Acquisition and development
1-4 family residential construction	3,064	53	0	356	0	10
All other A&D	26,922	290	81	65,063	505	158
Commercial and industrial	10,995	77	0	10,463	168	0
Residential mortgage
Residential mortgage - term	7,254	84	6	6,932	143	90
Residential mortgage – home equity	668	7	3	3,746	44	0
Consumer	73	0	0	0	0	3
Total	$69,390	$676	$201	$115,569	$1,356	$365

	Three months ended June 30, 2011			Three months ended June 30, 2010
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$15,140	$16	$61	$11,020	$33	$78
All other CRE	7,345	61	50	15,050	69	26
Acquisition and development
1-4 family residential construction	2,874	26	0	235	0	10
All other A&D	26,508	145	81	60,417	107	158
Commercial and industrial	13,927	39	0	9,335	25	0
Residential mortgage
Residential mortgage - term	6,215	41	6	5,567	24	90
Residential mortgage – home equity	741	3	3	3,547	10	0
Consumer	33	0	0	0	0	3
Total	$72,783	$331	$201	$105,171	$268	$365

Management uses a 10 point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification.  Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected.  All loans greater than 90 days past due are considered Substandard.   At December 2010, the portion of any loan that represented a specific allocation of the allowance for loan losses was placed in the Doubtful category.  Based upon consultation with the regulators, beginning with June 30, 2011, only the portion of a specific allocation of the allowance for loan losses that management believes is associated with a pending event that could trigger loss in the short term will be classified in the Doubtful category.  Any portion of a loan that has been charged off is placed in the Loss category.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2011 and December 31, 2010:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial real estate
Non owner-occupied	$106,055	$9,196	$39,179	$0	$154,430
All other CRE	110,927	15,014	39,951	0	165,892
Acquisition and development
1-4 family residential construction	9,474	0	6,467	0	15,941
All other A&D	85,491	2,000	48,575	0	136,066
Commercial and industrial	51,634	1,507	17,806	752	71,699
Residential mortgage
Residential mortgage - term	253,033	3,358	15,059	0	271,450
Residential mortgage – home equity	76,370	0	3,258	0	79,628
Consumer	40,807	17	468	0	41,292
Total	$733,791	$31,092	$170,763	$752	$936,398

December 31, 2010
Commercial real estate
Non owner-occupied	$121,144	$9,541	$33,914	$2,768	$167,367
All other CRE	123,115	8,995	49,027	80	181,217
Acquisition and development
1-4 family residential construction	7,038	0	6,876	334	14,248
All other A&D	86,352	4,664	50,487	1,141	142,644
Commercial and industrial	46,760	2,933	20,299	0	69,992
Residential mortgage
Residential mortgage - term	255,916	2,634	18,576	43	277,169
Residential mortgage – home equity	76,828	0	2,745	0	79,573
Consumer	76,736	23	784	0	77,543
Total	$793,889	$28,790	$182,708	$4,366	$1,009,753

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of June 30, 2011 and December 31, 2010:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
June 30, 2011
Commercial real estate
Non owner-occupied	$141,734	$0	$225	$0	$225	$12,471	$154,430
All other CRE	163,249	1,406	1,014	0	2,420	223	165,892
Acquisition and development
1-4 family residential construction	15,941	0	0	0	0	0	15,941
All other A&D	119,913	0	29	2,587	2,616	13,537	136,066
Commercial and industrial	61,225	52	93	0	145	10,329	71,699
Residential mortgage
Residential mortgage - term	264,195	659	3,015	535	4,209	3,046	271,450
Residential mortgage – home equity	78,674	235	252	14	501	453	79,628
Consumer	39,407	1,398	405	62	1,865	20	41,292
Total	$884,338	$3,750	$5,033	$3,198	$11,981	$40,079	$936,398
December 31, 2010
Commercial real estate
Non owner-occupied	$146,470	$892	$8,801	$0	$9,693	$11,204	$167,367
All other CRE	179,661	581	286	0	867	689	181,217
Acquisition and development
1-4 family residential construction	13,626	0	0	0	0	622	14,248
All other A&D	124,731	1,950	188	128	2,266	15,647	142,644
Commercial and industrial	67,688	883	22	44	949	1,355	69,992
Residential mortgage
Residential mortgage - term	253,225	12,168	4,455	2,359	18,982	4,962	277,169
Residential mortgage – home equity	78,533	559	129	78	766	274	79,573
Consumer	74,392	2,116	700	183	2,999	152	77,543
Total	$938,326	$19,149	$14,581	$2,792	$36,522	$34,905	$1,009,753

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

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. The un-criticized (“pass”) pools for commercial and residential real estate are further segmented based upon the geographic location of the underlying collateral.  There are seven geographic regions utilized – six that represent the Bank’s lending footprint and a seventh for all out-of-market credits.  Different economic environments and resultant credit risks exist in each region that are acknowledged in the assignment of qualitative factors.  Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011 and December 31, 2010.  Activity in the ALL is presented for the six- and three-months ended June 30, 2011 and June 30, 2010:

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2011
Total ALL	$6,112	$8,440	$2,235	$3,714	$500	$21,001
Individually evaluated for impairment	$392	$3,672	$1,185	$79	$0	$5,328
Collectively evaluated for impairment	$5,720	$4,768	$1,050	$3,635	$500	$15,673

December 31, 2010
Total ALL	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Individually evaluated for impairment	$2,848	$1,475	$0	$43	$0	$4,366
Collectively evaluated for impairment	$5,810	$4,870	$1,345	$4,168	$1,579	$17,772

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(4,530)	(721)	(248)	(802)	(476)	(6,777)
Recoveries	78	271	10	391	285	1,035
Provision	1,906	2,545	1,128	(86)	(888)	4,605
ALL balance at June 30, 2011	$6,112	$8,440	$2,235	$3,714	$500	$21,001

ALL balance at January 1, 2010	$5,351	$7,922	$1,945	$3,061	$1,811	$20,090
Charge-offs	(464)	(1,848)	(343)	(1,466)	(1,196)	(5,317)
Recoveries	85	1,045	233	171	289	1,823
Provision	623	3,022	182	2,533	826	7,186
ALL balance at June 30, 2010	$5,595	$10,141	$2,017	$4,299	$1,730	$23,782

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at April 1, 2011	$7,948	$7,131	$2,071	$3,851	$408	$21,409
Charge-offs	(2,976)	(326)	(113)	(330)	(244)	(3,989)
Recoveries	1	72	8	108	131	320
Provision	1,139	1,563	269	85	205	3,261
ALL balance at June 30, 2011	$6,112	$8,440	$2,235	$3,714	$500	$21,001

ALL balance at April 1, 2010	$5,727	$8,165	$2,074	$4,039	$1,881	$21,886
Charge-offs	(185)	(1,166)	(285)	(481)	(722)	(2,839)
Recoveries	84	637	202	24	157	1,104
Provision	(31)	2,505	26	717	414	3,631
ALL balance at June 30, 2010	$5,595	$10,141	$2,017	$4,299	$1,730	$23,782

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

Non-accrual loans totaled $40.1 million as of June 30, 2011 compared to $34.9 million as of December 31, 2010.  Non-accrual loans, which have been subject to a partial charge-off, totaled $12.8 million as of June 30, 2011 compared to $3.4 million as of June 30, 2010 and $2.9 million as of December 31, 2010.  The increase in the Commercial and Industrial non-accrual loans at June 30, 2011 was primarily attributable to a first lien on a single large participation loan.

During the first quarter of 2011, the Bank moved $44.5 million of its indirect auto loan portfolio to the loans held-for-sale category.  Of this amount, $32.5 million of the portfolio was sold on May 6, 2011.  The remaining $12.0 million in performing contracts were moved back into the Bank’s loan portfolio.

Note 8 – Fair Value of Financial Instruments

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of June 30, 2011.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach.  As of June 30, 2011, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Note 5.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At June 30, 2011, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.2 million and a fair value of $10.7 million. The market for these securities at June 30, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2011, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between June 30, 2011 and December 31, 2010.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurements at June 30, 2011 Using (In Thousands)
Description	Assets Measured at Fair Value 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$34,476		$34,476
Residential mortgage-backed agencies	$119,830		$119,830
Collateralized mortgage obligations	$588		$588
Obligations of states and political subdivisions	$73,728		$73,728
Collateralized debt obligations	$10,726			$10,726
Financial Derivative	$(916)			$(916)
Non-recurring:
Impaired loans	$19,749			$19,749
Other real estate owned	$4,252			$4,252

		Fair Value Measurements at December 31, 2010 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,850		$24,850
Residential mortgage-backed agencies	$99,613		$99,613
Collateralized mortgage obligations	$662		$662
Obligations of states and political subdivisions	$94,724		$94,724
Collateralized debt obligations	$9,838			$9,838
Financial Derivative	$(832)			$(832)
Non-recurring:
Impaired loans	$15,347			$15,347
Other real estate owned	$2,788			$2,788

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2011 or June 30, 2010.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the three and six months ended June 30, 2011 and the year ended December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0
Included in other comprehensive income	907	(84)
Purchases, issuances, and settlements	0	0
Transfers from Available-for-Sale to Trading	0	0
Transfers in and/or out of Level 3	0	0
Sales	0	0
Ending balance June 30, 2011	$10,726	$(916)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2011	$10,662	$(663)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive income	64	(253)
Purchases, issuances, and settlements	0	0
Transfers from Available-for-Sale to Trading	0	0
Transfers in and/or out of Level 3	0	0
Sales	0	0
Ending balance June 30, 2011	$10,726	$(916)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$0	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,364)	1	0
Included in other comprehensive loss	5,956	0	(772)
Purchases, issuances, and settlements	0	0	0
Transfers from Available-for-Sale to Trading	0	0	0
Transfers in and/or out of Level 3	0	0	0
Sales	(202)	(1)	0
Ending balance December 31, 2010	$9,838	$0	$(832)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,364)	$0	$0

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$93,336	$93,336	$184,830	$184,830
Interest bearing deposits in banks	40,113	40,113	114,483	114,483
Investment securities-AFS	239,348	239,348	229,687	229,687
Restricted Bank stock	11,712	11,712	12,449	12,449
Loans, net	915,397	918,855	987,615	969,178
Accrued interest receivable	4,689	4,689	4,632	4,632

Financial Liabilities:
Deposits	1,104,566	1,052,362	1,301,646	1,252,661
Borrowed funds	243,447	248,865	282,239	288,052
Accrued interest payable	3,830	3,830	2,291	2,291
Financial derivative	916	916	832	832
Off balance sheet financial instruments	0	0	0	0

Note 9 – Comprehensive Income/(Loss)

Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains/(losses) on investment securities available-for-sale, pension obligations and cash flow hedges. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $3.2 million and $0.3 million for the six  months ended June 30, 2011 and 2010, respectively, and $1.5 million and ($.1) million for the three months ended June 30, 2011 and 2010, respectively.

The following table presents the activity in accumulated other comprehensive loss for the 12 months ended December 31, 2010 and the three months ended March 31, 2011and June 30, 2011:

(in thousands)	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2009	$(9,364)	$(11,404)	$(36)	$(5,051)	$(804)	$(26,659)
Net gain/(loss) during period	(1,461)	7,448	(460)	848	463	6,838
Balance-December 31, 2010	(10,825)	(3,956)	(496)	(4,203)	(341)	(19,821)
Net gain during period	422	191	101	0	0	714
Balance- March 31, 2011	(10,403)	(3,765)	(395)	(4,203)	(341)	(19,107)
Net gain/(loss) during period	61	454	(151)	0	0	364
Balance- June 30, 2011	$(10,342)	$(3,311)	$(546)	$(4,203)	$(341)	$(18,743)

The following table presents the components of OCI for the six and three months ended June 30, 2011 and 2010:

	Six Months Ended June 30		Three Months Ended June 30
Components of OCI (in thousands)	2011	2010	2011	2010
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$793	$(10,798)	$102	$419
Less: OTTI charges recognized in income	(19)	(8,065)	0	(551)
Unrealized gains/ (losses) on investments with OTTI	812	(2,733)	102	970
Taxes	(329)	1,103	(41)	(392)
Net unrealized gains/(losses) on investments with OTTI	483	(1,630)	61	578

Available for sale securities – all other:
Unrealized holding gains during the period	1,873	1,339	863	1,266
Less: reclassification adjustment for losses recognized in income	0	(1,992)	0	0
Less: securities with OTTI charges during the period	793	(10,798)	102	419
Unrealized gains on all other AFS securities	1,080	14,129	761	847
Taxes	(435)	(5,702)	(307)	(341)
Net unrealized gains on all other AFS securities	645	8,427	454	506

Net unrealized gains on AFS securities	1,128	6,797	515	1,084

Unrealized losses on cash flow hedges	(84)	(790)	(253)	(516)
Taxes	34	318	102	207
Net unrealized losses on cash flow hedges	(50)	(472)	(151)	(309)

Total	$1,078	$6,325	$364	$775

Note 10 – Junior Subordinated Debentures and Restrictions on Dividends

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.00% at June 30, 2011), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.00% at June 30, 2011) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities.  The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.10% at June 30, 2011).  The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

In December 2009, Trust III issued 9.875% fixed-rate preferred securities with an aggregate liquidation amount of approximately $7.0 million to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of approximately $.2 million.  Trust III used the proceeds of the offering to purchase approximately $7.2 million of 9.875% fixed-rate TPS Debentures.  Interest on these TPS Debentures are payable quarterly, and the TPS Debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

In January 2010, Trust III issued an additional $3.5 million of 9.875% fixed-rate preferred securities to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of $.1 million.  Trust III used the proceeds of the offering to purchase $3.6 million of 9.875% fixed-rate TPS Debentures.  Interest on these TPS Debentures are payable quarterly, and the TPS Debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

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

As of June 30, 2011, First United Corporation has elected to defer interest payments on all of its TPS Debentures.  Cumulative deferred interest on all TPS Debentures was approximately $1.0 million.  Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings have not been deferred.  The ability of First United Corporation to make these interest payments depends on our earnings in future quarters.

Since December 31, 2010, First United Corporation has not paid cash dividends on its Series A Preferred Stock.  The February and May 2011 payments of $.4 million each have been deferred.  Management cannot predict whether any future regular quarterly dividend payments on the Series A Preferred Stock will likewise be deferred.  The ability of First United Corporation to make these dividend payments depends on our earnings in future quarters.

In December 2010, the Board of Directors of First United Corporation voted to stop paying quarterly cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	6 months Ended June 30, 2011	Year Ended December 31, 2010
Securities sold under agreements to repurchase:
Outstanding at end of period	$35,875	$39,139
Weighted average interest rate at end of period	0.62%	0.72%
Maximum amount outstanding as of any month end	$42,998	$49,940
Average amount outstanding	40,214	41,434
Approximate weighted average rate during the period	0.62%	0.68%

At June 30, 2011, the repurchase agreements were secured by $51.0 million in available for sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

(In thousands)	June 30, 2011	December 31, 2010
FHLB advances, bearing interest at rates ranging from 2.46% to 4.73% at June 30, 2011	$160,842	$196,370
Junior subordinated debt, bearing interest at rates ranging from 2.10% to 9.88% at June 30, 2011	46,730	46,730
Total long-term debt	$207,572	$243,100

At June 30, 2011, the long-term FHLB advances were secured by $123.4 million in loans, and $40.4 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2011			December 31, 2010
	Fixed Rate	Floating Rate	Total	Total
Due in 2011	$15,500	$0	$15,500	$51,000
Due in 2012	44,250	0	44,250	44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Thereafter	81,893	30,929	112,822	112,850
Total long-term debt	$171,643	$35,929	$207,572	$243,100

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”):

Pension	For the six months ended June 30,		For the three months ended June 30,
(In thousands)	2011	2010	2011	2010
Service cost	$0	$0	$0	$0
Interest cost	660	654	330	329
Expected return on assets	(1,120)	(1,015)	(560)	(505)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized net actuarial loss	200	173	100	83
Amortization of prior service cost	4	3	2	1
Net pension credit included in employee benefits	$(276)	$(205)	$(138)	$(102)

SERP	For the six months ended June 30,		For the three months ended June 30,
(In thousands)	2011	2010	2011	2010
Service cost	$80	$87	$40	$43
Interest cost	114	135	57	68
Amortization of recognized loss	0	30	0	15
Amortization of prior service cost	63	63	31	31
Net pension expense included in employee benefits	$257	$315	$128	$157

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

Note 13 - Equity Compensation Plan Information

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of First United Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  There were no grants of restricted stock outstanding at June 30, 2011.

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

Stock-based awards were made to non-employee directors in May 2011.  Five thousand dollars of their annual retainer is paid in stock.  Beginning in 2011, the non-employee directors were given the option to elect to take up to 100% of their annual cash retainer also in stock.  The 2011 grants totaled 16,720 shares having a fair market value of $5.68 per share.  Director stock compensation expense was $52,300 for the six months ended June 30, 2011 and $70,000 for the six months ended June 30, 2010.  Approximately $6,000 represented the amount of the retainer paid for the optional election during the first six months of 2011.  Stock compensation in the amount of $26,000 will be expensed over the remaining portion of 2011.  The expense is somewhat lower based upon the retirement of two directors offset by the increased optional election.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.9 million of outstanding standby letters of credit at June 30, 2011 and $4.9 million at December 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2011 and December 31, 2010 is material.

Note 15 – Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At June 30, 2011, the fair value of the interest rate swap contracts was ($916) thousand and was reported in Other Liabilities on the Consolidated Statements of Financial Condition.  Cash in the amount of $1.4 million was posted as collateral as of June 30, 2011.

For the six months ended June 30, 2011, the Corporation recorded an decrease in the value of the derivatives of $84 thousand and the related deferred tax benefit of $34 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  For the three months ended June 30, 2011, the Corporation recorded a decrease in the value of the derivatives of $253 thousand and the related deferred tax benefit of $102 thousand in net accumulated other comprehensive loss to reflect the effective portion of the cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the six months ending June 30, 2011.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2011.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six and three months ended June 30, 2011 and year ended December 31, 2010.

Derivative in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
June 30, 2011	$(546)	$0	$0
December 31, 2010	$(496)	$0	$0

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation.  The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts.  At June 30, 2011, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”); a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The Partnership will be financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership will use the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total projected cost of $10.6 million.  The total assets of the Partnership were approximately $9.4 million at June 30, 2011 and $7.9 million at December 31, 2010.

Through June 30, 2011, the Bank had made contributions to the Partnership totaling $6.1 million.  The project was completed in June 2011, and once certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period.  The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At June 30, 2011 and December 31, 2010, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition.  As of June 30, 2011, the Corporation’s commitment in the Partnership is fully funded.  The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

(In thousands)	June 30, 2011	December 31, 2010
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,149	$6,050
Unfunded commitment (Other Liabilities)	0	966
Maximum exposure to loss	6,149	6,050

Note 17 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 amends ASC Topic 220, Comprehensive Income,  to provide  the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. This guidance will not affect the Corporation’s financial position or results of operations, but will impact the presentation of the Corporation’s financial statements.

In June 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 amends ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards.  ASU 2011-04 clarifies existing guidance for items such as the application of the highest and best use concept to non-financial assets and liabilities, and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets.  ASU 2011-04 also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy.   Lastly, ASU 2011-04 contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes.  For public entities, the amended guidance is effective for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted.  It is not anticipated that this guidance will affect the Corporation’s financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, with an emphasis on evaluating all aspects of the modification rather than a focus of specific criteria to determine a concession.  ASU 2011-02 also provides guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amended guidance is effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Entities should also disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  It is not anticipated that this guidance will affect the Corporation’s financial position or results of operations.

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

At June 30, 2011, the Corporation had total assets of approximately $1.46 billion, net loans of approximately $915 million, and deposits of approximately $1.1 billion.  Shareholders’ equity at June 30, 2011 was approximately $98 million.

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

Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $1.7 million related to acquisitions of insurance “books of business” which is subject to amortization. The $12.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008, which is not subject to periodic amortization.

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

A valuation allowance is recognized to reduce any deferred tax assets that based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to allowance for loan losses and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined no valuation allowances were needed at June 30, 2011 except for a state valuation allowance for certain state deferred tax assets associated with our Parent Company.

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

Fair Value of Investments

           We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820.  The determination of fair value of investments and other assets is discussed further in Note 8.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits.  Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets.  We evaluate each of these critical assumptions annually.  Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases.  These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries.  Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 12.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2010.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2011 and 2010 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the six months ended June 30,
	2011	2010
Per Share Data
Basic net income/(loss) per common share	$.21	$(1.11)
Diluted net income/(loss) per common share	$.21	$(1.11)

Dividends Paid on common shares	$0	$.11
Book Value	$11.04	$11.42

Significant Ratios
Return on Average Assets (a)	.28%	(.69)%
Return on Average Equity (a)	4.34%	(11.96)%
Dividend Payout Ratio (b)	0	(11.22)%
Average Equity to Average Assets	6.37%	5.75%

Note: (a) Annualized
    (b) Cash dividends paid on common stock as a percent of net loss

RESULTS OF OPERATIONS

Overview

           Consolidated net income available to common shareholders was $1.3 million for the first six months of 2011, compared to a net loss attributable to common shareholders of $6.8 million for the same period of 2010.  Basic and diluted net income per common share for the first six months of 2011 was $.21, compared to basic and diluted net loss per common share of $1.11 for the same period of 2010. The change in earnings, from a net loss for the first six months of 2010 to net income for the first six months of 2011, resulted primarily from a $2.6 million reduction in provision expense and a $3.4 million reduction in losses from sales of securities and other real estate owned.  In addition, we have realized $19,000 in non-cash OTTI charges for the first six months of 2011 compared to $8.1 million for the same period of 2010.  During the first half of 2011, we also recognized a gain of $1.4 million from the sale of a portion of the indirect auto loan portfolio.  The decreases in expenses and losses and the gain were offset by a $3.6 million increase in income tax and a decline in net interest income of $3.8 million.  The decrease in net interest income was driven by a $7.2 million reduction in interest income on a fully tax-equivalent (“FTE”) basis attributable to lower levels of loans and investment securities, the historically high levels of cash and the lower interest rate environment.  The net interest margin for the first six months of 2011, on a fully tax-equivalent basis, decreased to 2.85% from 2.99% for the first six months of 2010 and showed a slight increase as compared to 2.73% for March 31, 2011 and 2.71% for the year ended December 31, 2010.  We anticipate that the margin will continue to improve as management intends to continue deploying excess cash into the investment portfolio and repay, rather than renew, brokered deposits and wholesale borrowings at their stated maturities.

The provision for loan losses declined to $4.6 million for the six months ended June 30, 2011, compared to $7.2 million for the same period of 2010.  The lower provision expense was primarily due to a leveling in the credit quality of our loan portfolio.  Specific allocations were made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and management increased the qualitative factors affecting the allowance for loan losses as a result of the current recession and distressed economic environment.

Interest expense on our interest-bearing liabilities decreased $3.2 million due in part to a decrease of $186.6 million in average interest-bearing deposits and a $35.7 million decrease in average debt outstanding.  The decline in expense was also due to the low interest rate environment, our decision to only increase special pricing for full relationship customers and retail brokered certificates of deposit renewing at lower interest rates due to the short duration of our portfolio.

Other operating income increased $11.6 million during the first six months of 2011 when compared to the same period of 2010.  This increase was primarily attributable to an $8.0 million decrease in non-cash credit-related OTTI charges, and a decrease of $3.4 million in net losses related to sales of securities, sales and write downs of other real estate owned and a gain recognized on the sale of a portion of the indirect auto loan portfolio.  Operating expenses decreased $1.4 million in the first six months of 2011 when compared to the same period of 2010.  This decrease was due primarily to a $.8 million decline in salaries and benefits resulting primarily from expenses related to a reduction in full-time equivalents through attrition within the Corporation and a decline of $.7 million in FDIC premiums attributable to the repayment of brokered deposits.

Consolidated net income available to common shareholders for the second quarter of 2011 totaled $.7 million or $.12 per common share, compared to a net loss attributable to common shareholders of $1.3 million or $.21 per common share for the same period of 2010.  The net interest margin for the second quarter of 2011 was 2.95% compared to 2.81% for the same period of 2010.  This increase is primarily attributable to the decrease in interest-bearing liabilities of $308.7 million and a lower rate environment when compared to the second quarter 2010.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets.  FTE income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011			2010
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$978,836	$27,188	5.60%	$1,110,491	$31,389	5.69%
Investment securities	240,132	4,182	3.51	254,575	7,182	5.69
Other interest earning assets	189,674	238	.25	248,270	224	.18
Total earning assets	$1,408,642	31,608	4.52%	$1,613,336	38,795	4.85%

Interest-bearing liabilities
Interest-bearing deposits	$1,052,249	6,903	1.32%	$1,238,849	9,222	1.50%
Short-term borrowings	40,259	127	.64	40,672	139	.69
Long-term borrowings	227,060	4,701	4.18	262,384	5,603	4.31
Total interest-bearing liabilities	$1,319,568	11,731	1.79%	$1,541,905	14,964	1.97%

Net interest income and spread		$19,877	2.73%		$23,831	2.88%
Net interest margin			2.85%			2.99%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis decreased $4.0 million during the first six months of 2011 over the same period in 2010 due to a $7.2 million (18.5%) decrease in interest income partially offset by a $3.2 million (21.6%) decrease in interest expense.  The decrease in net interest income was primarily due to the reduction in the average balances of earning assets.  The lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income comparing the two periods. Management has made the decision to invest in shorter duration investment securities during this time of historically low interest rates.  The increased non-accrual assets, shorter duration of the portfolio and the lower reinvestment rates negatively impacted the net interest margin resulting in a decline of 14 basis points to 2.85% at June 30, 2011 from 2.99% for the same period of 2010.  The net interest margin was 2.73% at March 31, 2011 and 2.71% at December 31, 2010.

The overall $204.7 million decrease in average interest-earning assets, driven by the reduction in loans, impacted the 33 basis point decline in the average yield on our average earning assets, which dropped from 4.85% for the first six months of 2010 to 4.52% for the first six months of 2011 (on an FTE basis).

Interest expense decreased during the first six months of 2011 when compared to the same period of 2010 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy, our decision to only increase special rates on time deposits for full relationship customers, the reduction in the average balance of total interest-bearing liabilities and the shorter duration of the portfolio. The average balance of interest-bearing liabilities decreased by $222.3 million as management continued its strategy to right-size the balance sheet by using cash to repay brokered deposits and wholesale long-term borrowings. The overall effect was an 18 basis point decrease in the average rate paid on our average interest-bearing liabilities from 1.97% for the six months ended June 30, 2010 to 1.79% for the same period of 2011.

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-earning liabilities for the three months ended June 30, 2011 and 2010.

	For the three months ended June 30,
	2011			2010
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$955,103	$13,262	5.57%	$1,093,159	$15,521	5.69%
Investment securities	242,533	2,151	3.56	226,051	3,108	5.51
Other interest earning assets	151,318	91	.24	297,588	132	.18
Total earning assets	$1,348,954	15,504	4.61%	$1,616,798	18,761	4.65%

Interest-bearing liabilities
Interest-bearing deposits	$995,149	3,232	1.30%	$1,263,040	4,607	1.46%
Short-term borrowings	39,848	66	.66	40,884	73	.72
Long-term borrowings	218,988	2,275	4.17	258,732	2,756	4.27
Total interest-bearing liabilities	$1,253,985	5,573	1.78%	$1,562,656	7,436	1.91%

Net interest income and spread		$9,931	2.83%		$11,325	2.74%
Net interest margin			2.95%			2.81%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis decreased $1.4 million during the second quarter of 2011 over the same period in 2010 due to a $3.3 million (17.4%) decrease in interest income partially offset by a $1.9 million (25.1%) decrease in interest expense.  The decrease in net interest income was primarily due to the reduction in the average balances of earning assets.  The lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income comparing the two periods.

Provision for Loan Losses

The provision for loan losses was $4.6 million for the first six months of 2011, compared to $7.2 million for the same period of 2010.  The lower provision for loan losses resulted primarily from stabilization in our total rolling historical loss rates and qualitative factors utilized in the determination of the allowance for loan losses and stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”).  Approximately $.6 million of the lower provision was related to the sale of $32.5 million of our retail, indirect auto portfolio in the second quarter 2011.  Management strives to ensure that the allowance for loan losses reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of losses, increased $.1 million during the first six months of 2011 when compared to the same period of 2010.  Service charge income decreased $.5 million due primarily to a reduction in non-sufficient funds (NSF) fees resulting from new enacted regulation of overdraft fees.  Debit card income increased $.3 million during the first half of 2011 when compared to the same period of 2010 due to increased consumer spending and higher customer awareness of our rewards program.  Trust department income increased $.1 million during the first six months of 2011 when compared to the first six months of 2010 due to an increase in assets under management and the fees received on those accounts.  Assets under management were approximately $612 million at June 30, 2011, a 14% increase over June 30, 2010.

Net gains of $.6 million were reported through other income in the first six months of 2011, compared to net losses of $10.8 million during the same period of 2010.  There were $19,000 in losses during the first six months of 2011 that were attributable to non-cash OTTI charges on the investment portfolio, down from the $8.1 million during the same period of 2010.  The reduced OTTI charges are a result of improvement in the financial industry which makes up the primary collateral of the collateralized debt obligation portfolio.  Other gains of $.7 million in the first six months of 2011 consisted primarily of a $1.4 million gain from the sale of $32.5 million of our indirect auto loan portfolio and $.3 million from sales of investments offset by $1.0 million in write-downs of other real estate owned.

Other operating income, exclusive of losses, remained fairly stable during the second quarter of 2011 when compared to the same period of 2010.  Service charge income decreased $.3 million due primarily to a reduction in non-sufficient funds (NSF) fees.  Debit card income increased $.1 million during the second quarter of 2011 when compared to the same period of 2010 due to increased consumer spending and higher customer awareness of our rewards program.

Net gains of $.6 million were reported through other income in the second quarter of 2011, compared to net losses of $1.2 million during the same period of 2010.  There were no losses during the second quarter of 2011 that were attributable to non-cash OTTI charges on the investment portfolio, down from the $.6 million during the same period of 2010.  Other gains of $.6 million in the second quarter of 2011 consisted primarily of a $1.4 million gain from the sale of $32.5 million of our indirect auto loan portfolio and $.1 million from sales of investments, offset by $.9 million in write-downs of other real estate owned.

The following table shows the major components of other operating income for the six and three months ended June 30, 2011 and 2010, exclusive of net gains/(losses):

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Service charges	24%	31%	25%	31%
Trust department	28%	27%	28%	27%
Insurance commissions	17%	18%	17%	18%
Debit card Income	15%	11%	13%	11%
Bank owned life insurance	7%	7%	7%	7%
Other income	9%	6%	10%	6%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses decreased $1.4 million (6%) for the first half of 2011 when compared to the first half of 2010.  The decrease was primarily due to a decline of $.8 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation and a decline of $.7 million in FDIC premiums attributable to the repayment of brokered deposits.

The decrease of $1.2 million (10%) in other operating expenses for the second quarter of 2011 was primarily due to a decline of $.3 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation and a decline of $.7 million in FDIC premiums attributable to the repayment of brokered deposits.  Other expenses decreased $.2 million for the second quarter of 2011 when compared to the same period of 2010.  This decrease is attributable to decreases in postage, contract labor and the completion of amortization of the Huntington branch goodwill in late 2010.  The decreases were offset by an increase of $.1 million in data processing expenses.

The composition of other operating expenses for the six and three months ended June 30, 2011 and 2010 is illustrated in the following table.
	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
Salaries and employee benefits	48%	49%	50%	47%
FDIC premiums	7%	9%	5%	11%
Occupancy, equipment and data processing	21%	20%	21%	18%
Other	24%	22%	24%	24%
	100%	100%	100%	100%

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

Based on the guidance in ASC Topic 740, management has concluded that the OTTI charge meets the definition of a “significant, unusual or extraordinary item that will be separately reported” based on the following:

•
The impairment charge related to credit loss is significant and is a highly unusual event for investments, which were investment grade at the time of purchase and have become impaired as a result of the severe decline in the economy and an illiquid credit market; and

•	The OTTI is reported as a separate line in the Consolidated Statements of Operations.

The effective tax benefit rate for the first six months of 2011 was 27.5%, compared to an effective tax benefit rate of 40.3% for the first six months of 2010.  The decrease thus far in 2011 when compared to the same time period in 2010 was primarily attributable to an increase in earnings in the first half of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.5 billion at June 30, 2011, a decrease of $232.9 million since December 31, 2010.  During this time period, cash and interest-bearing deposits in banks decreased $165.9 million, our investment portfolio increased $9.7 million, and gross loans decreased $40.9 million, net of the sale of $32.5 million of the indirect auto portfolio.  Total liabilities decreased by approximately $235.4 million during the first six months of 2011, reflecting decreases in total deposits of $197.1 million, long-term borrowings of $35.5 million due to repayment of three maturing FHLB advances and short-term borrowings of $3.3 million.  Total deposits decreased primarily as a result of repayment of $141.0 million in brokered deposits and the maturity of $48.5 million in CDARs deposits.  Shareholders’ equity increased $2.5 million from December 31, 2010 to June 30, 2011 as a result of net income earned during the period.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	June 30, 2011		December 31, 2010
Commercial real estate	$320,322	34%	$348,584	34%
Acquisition and development	152,007	16	156,892	16
Commercial and industrial	71,699	8	69,992	7
Residential mortgage	351,078	38	356,742	35
Consumer	41,292	4	77,543	8
Total Loans	$936,398	100%	$1,009,753	100%

Comparing loans at June 30, 2011 to loans at December 31, 2010, outstanding loans decreased by $40.9 million (4.0%), net of the sale of $32.5 million of the indirect auto portfolio.  Commercial real estate loans decreased $28.3 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments.  Commercial and industrial loans increased $1.7 million and residential mortgages declined $5.7 million.  The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed rate residential loan originations.  The consumer portfolio declined $36.3 million due primarily to the sale of $32.5 million of retail installment contracts in our indirect auto loan portfolio and $3.8 million as repayment activity in the indirect auto portfolio exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks.  At June 30, 2011, approximately 69% of the commercial loan portfolio was collateralized by real estate compared to approximately 71% and 69% at December 31, 2010 and March 31, 2011, respectively.

During the first quarter of 2011, the Bank moved $44.5 million of its indirect auto loan portfolio to the loans held-for-sale category.  Of this amount, $32.5 million of the portfolio was sold on May 6, 2011.  The remaining $12.0 million in performing contracts were moved back into the Bank’s loan portfolio.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	June 30, 2011	% of Applicable Portfolio	December 31, 2010	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$12,694	4.0%	$11,893	3.4%
Acquisition and development	13,537	8.9%	16,269	10.4%
Commercial and industrial	10,329	14.4%	1,355	1.9%
Residential mortgage	3,499	1.0%	5,236	1.5%
Consumer	20	.0%	152	.2%
Total non-accrual loans	$40,079	4.3%	$34,905	3.5%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	2,587		128
Commercial and industrial	0		44
Residential mortgage	549		2,437
Consumer	62		183
Total loans past due 90 days or more	$3,198		$2,792

Total non-accrual and loans past due 90 days or more	$43,277		$37,697

Restructured Loans (TDRs):
Performing	$7,501		$5,506
Non-accrual (included above)	7,946		9,593
Total TDRs	$15,447		$15,099

Other Real Estate Owned	$19,143		$18,072

Impaired loans without a valuation allowance	$43,405		$42,890
Impaired loans with a valuation allowance	25,077		19,713
Total impaired loans	$68,482		$62,603
Valuation allowance related to impaired loans	$5,328		$4,366

Performing loans considered to be impaired (including performing restructured loans, or TDRs), as defined and identified by management, amounted to $28.4 million at June 30, 2011 and $27.7 million at December 31, 2010.  Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of acquisition and development loans and commercial real estate loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $1.3 million during the six months ended June 30, 2011. One $0.8 million commercial real estate loan was added to performing impaired and two commercial real estate loans totaling $1.3 million were removed from impaired status due to satisfactory payment performance. Net principal repayments totaling $0.8 million were received on other performing impaired loans in the year-to-date period.  Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The level of TDRs increased $0.3 million during the six months ended June 30, 2011, reflecting the addition of three loans totaling $3.5 million to performing TDRs and the repayment of one performing $0.3 million TDR and two non-accrual TDRs totaling $.7 million.  Loans totaling $1.0 million that had been modified prior to 2011 at market rates were removed from performing TDRs during the first quarter because the borrowers had made at least six consecutive payments and were current at March 31, 2011.  Principal payments of $1.2 million were received on loans classified as TDRs during the six months ended June 30, 2011.

The following table presents the details of impaired loans that are troubled debt restructurings by class as of June 30, 2011:

	Troubled Debt Restructurings at Period End		New Troubled Debt Restructurings in YTD Period		Troubled Debt Restructurings that Subsequently Defaulted during Prior 12 Months
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
June 30, 2011
Commercial real estate
Non owner-occupied	2	$1,623	0	$0	0	$0
All other CRE	1	3,210	1	3,233	0	0
Acquisition and development 1-4 family residential construction	0	0	0	0	1	324
All other A&D	7	8,066	0	0	2	3,338
Commercial and industrial	2	1,226	0	0	0	0
Residential mortgage
Residential mortgage – term	5	1,322	2	234	1	249
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	17	$15,447	3	$3,467	4	$3,911

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

The following table presents a summary of the activity in the allowance for loan losses for the six months ended June 30:

(in thousands)	2011	2010
Balance, January 1	$22,138	$20,090
Charge-offs:
Commercial real estate	(4,530)	(464)
Acquisition and development	(721)	(1,848)
Commercial and industrial	(248)	(343)
Residential mortgage	(802)	(1,466)
Consumer	(476)	(1,196)
Total charge-offs	(6,777)	(5,317)
Recoveries:
Commercial real estate	78	85
Acquisition and development	271	1,045
Commercial and industrial	10	233
Residential mortgage	391	171
Consumer	285	289
Total recoveries	1,035	1,823
Net credit losses	(5,742)	(3,494)
Provision for loan losses	4,605	7,186
Balance at end of period	$21,001	$23,782

Allowance for loan losses to loans outstanding (as %)	2.24%	2.20%
Net charge-offs to average loans outstanding during the period, annualized (as %)	1.17%	.62%

The allowance for loan losses decreased to $21.0 million at June 30, 2011, compared to $22.1 million at December 31, 2010 and $23.8 million at June 30, 2010.  The provision for loan losses for the first six months of 2011 decreased to $4.6 million from $7.2 million for the same period in 2010.   Net charge-offs rose to $5.7 million from $3.5 million.  Included in the net charge-offs for June 30, 2011 were partial charge-offs of $4.3 million for two large commercial real estate loans. The decrease in the provision for loan losses from June 30, 2010 to June 30, 2011 resulted from management’s analysis of the adequacy of the loan loss reserve, declining loan balances and improving economic conditions as noted by the Federal Reserve.  The sale of $32.5 million of the indirect auto portfolio, releasing $.6 million in provision expense, was a contributing factor to the lower provision expense through June 30, 2011. The allowance for loan losses to loans outstanding as of June 30, 2011 of 2.24% is higher than the 2.20% from the same period last year due to a focused effort by management to recognize potential problem loans and record specific allocations and adjust qualitative factors to reflect the current quality of the loan portfolio.

Net charge-offs to average loans for the six months ended June 30, 2011 totaled an annualized 1.17% compared to an annualized 0.62% for the same period in 2010 and 1.28% for the year ended December 31, 2010. Relative to December 31, 2010, all segments of loans, with the exception of commercial real estate loans, showed improvement.  The annualized net charge-off ratio for commercial real estate loans as of June 30, 2011 was 2.66% compared to .13% as of December 31, 2010, as a result of the $4.3 million partial charge-offs described above.  The annualized net charge-off ratio for acquisition and development loans as of June 30, 2011 was 0.58% compared to 4.46% as of December 31, 2010.  The ratios for commercial and industrial loans were 0.67% and 2.23% for June 30, 2011 and December 31, 2010, respectively.  The residential mortgage ratios were 0.23% and 0.44% and the consumer loan ratios were 0.64% and 1.34%.  Accruing loans past due 30 days or more declined to 1.28% of the loan portfolio at June 30, 2011 compared to 3.62% at December 31, 2010.  We recognized improvements in the delinquency ratios in all loan segments with the exception of consumer loans which had a delinquency ratio of 4.52% at June 30, 2011 compared to 3.87% at December 31, 2011.  Although the 30 days or more past due loans declined by $1.1 million, the sale of $32.5 million of our indirect auto portfolio negatively impacted the past due ratio.  The improvements were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $40.1 million as of June 30, 2011 compared to $44.6 million as of June 30, 2010 and $34.9 million as of December 31, 2010.  Non-accrual loans, which have been subject to a partial charge-off, totaled $12.8 million as of June 30, 2011 compared to $3.4 million as of June 30, 2010 and $2.9 million as of December 31, 2010.  Comparing the periods ending June 30, 2011 and June 30, 2010, total non-accrual loan balances have declined. Additionally, potential losses have been recognized in significantly more non-accrual loans as June 30, 2011 than for the same time period of 2010.

Management believes that the allowance for loan losses at June 30, 2011 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2011, the total amortized cost basis of the available-for-sale investment portfolio was $262.2 million, compared to a fair value of $239.3 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	June 30, 2011			December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV as % of Total	Amortized Cost	Fair Value (FV)	FV as % of Total
Securities Available-for-Sale:
U.S. government agencies	$34,422	$34,476	14%	$24,813	$24,850	11%
Residential mortgage-backed agencies	118,183	119,830	50%	98,109	99,613	43%
Collateralized mortgage obligations	686	588	1%	763	662	1%
Obligations of states and political subdivisions	72,736	73,728	31%	94,250	94,724	41%
Collateralized debt obligations	36,210	10,726	4%	36,533	9,838	4%
Total Investment Securities	$262,237	$239,348	100%	$254,468	$229,687	100%

Total investment securities have increased $9.7 million since December 31, 2010.  At June 30, 2011, the securities classified as available-for-sale included a net unrealized loss of $22.9 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

As discussed in Note 8 to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity).  These Level
3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $228.6 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $2.6 million at June 30, 2011.  The remaining $10.7 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $25.5 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.3 million represent non-credit related OTTI charges on 13 of the securities, while $8.2 million of unrealized losses relates to five securities which have had no credit related OTTI.  The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2011.

Level 3 Investment Securities Available for Sale (Dollars in Thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	769	434	(335)	C	303,112	32.66%	132,500	(58,257)	-43.97%	16/25
Preferred Term Security XI*	B-1	1,364	458	(906)	C	635,775	28.83%	405,465	(126,986)	-31.32%	44/64
Preferred Term Security XVI*	C	166	61	(105)	C	606,040	45.74%	298,365	(199,948)	-67.01%	33/56
Preferred Term Security XVIII	C	3,019	1,015	(2,004)	C	676,565	26.06%	500,225	(92,529)	-18.50%	55/80
Preferred Term Security XVIII*	C	2,059	677	(1,382)	C	676,565	26.06%	500,225	(92,529)	-18.50%	55/80
Preferred Term Security XIX*	C	3,022	505	(2,517)	C	700,535	27.46%	507,506	(116,769)	-23.01%	50/73
Preferred Term Security XIX*	C	1,308	216	(1,092)	C	700,535	27.46%	507,506	(116,769)	-23.01%	50/73
Preferred Term Security XIX*	C	2,196	361	(1,835)	C	700,535	27.46%	507,506	(116,769)	-23.01%	50/73
Preferred Term Security XIX*	C	1,310	216	(1,093)	C	700,535	27.46%	507,506	(116,769)	-23.01%	50/73
Preferred Term Security XXII*	C-1	1,558	270	(1,288)	C	1,386,600	30.90%	958,100	(246,946)	-25.77%	62/97
Preferred Term Security XXII*	C-l	3,895	675	(3,220)	C	1,386,600	30.90%	958,100	(246,946)	-25.77%	62/97
Preferred Term Security XXIII*	C-l	2,033	635	(1,398)	C	1,467,000	26.07%	1,005,500	(201,112)	-20.00%	92/124
Preferred Term Security XXIII*	D-1	658	111	(547)	C	1,467,000	26.07%	1,005,500	(309,595)	-30.79%	92/124
Preferred Term Security XXIII*	D-1	1,975	333	(1,642)	C	1,467,000	26.07%	1,005,500	(309,595)	-30.79%	92/124
Preferred Term Security XXIV*	C-l	879	123	(756)	C	1,050,600	37.29%	658,800	(269,544)	-40.91%	59/92
Preferred Term Security I-P-I	B-2	2,000	1,065	(935)	CCC-	351,000	9.26%	161,000	2,667	1.66%	15/17
Preferred Term Security I-P-IV	B-1	3,000	1,339	(1,661)	CCC -	325,000	14.15%	264,350	10,779	4.08%	28/32
Preferred Term Security I-P-IV	B-1	5,000	2,232	(2,768)	CCC -	325,000	14.15%	264,350	10,779	4.08%	28/32

Total Level 3 Securities Available for Sale		36,210	10,726	(25,464)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 45.74% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of June 30, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2011, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio.  Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2010 and June 30, 2011.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the second quarter of 2011 and one security with previously recorded OTTI had no further impairment.  As a result of the assessment, the Corporation recorded $19,000 in credit-related non-cash OTTI charges on the CDO security in earnings for the six-month period ended June 30, 2011.  Management does not intend to sell this security nor is it more likely than not that the Corporation will be required to sell the security prior to recovery.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  Management believes that, as of June 30, 2011, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	June 30, 2011		December 31, 2010
Non-interest bearing demand deposits	$128,741	12%	$121,142	9%
Interest-bearing deposits:
Demand	97,142	9	100,472	8
Money Market:
Retail	219,954	20	217,401	17
Brokered	0	0	55,545	4
Savings deposits	103,258	9	93,543	7
Time deposits less than $100,000	260,651	24	278,588	22
Time deposits $100,000 or more:
Retail	213,765	19	221,564	17
Brokered/CDARS	81,055	7	213,391	16
Total Deposits	$1,104,566	100%	$1,301,646	100%

Total deposits decreased $197.1 million during the first six months of 2011 when compared to deposits at December 31, 2010.  Non-interest bearing deposits increased $7.6 million.  Traditional savings accounts increased $9.7 million due to continued growth in our Prime Saver product.  Total money market accounts decreased $53.0 million due primarily to the repayment of $55.5 million in brokered accounts.  Time deposits less than $100,000 declined $17.9 million and time deposits greater than $100,000 decreased $140.1 million.  The decrease in time deposits greater than $100,000 was primarily due to the repayment of $85.5 million in brokered certificates of deposits and $46.8 million of maturities in our CDARS product.  Although brokered deposits are at very low rates in the current environment, management made the decision to right-size the balance sheet by using cash to repay brokered deposits and to allow certificates of deposit for non-relationship customers to run off. Our internal treasury team has developed a strategy to increase our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In thousands)	June 30, 2011	December 31, 2010
Securities sold under agreements to repurchase	$35,875	$39,139
Total short-term borrowings	$35,875	$39,139

FHLB advances	$160,842	$196,370
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$207,572	$243,100

Total short-term borrowings decreased by approximately $3.3 million during the first six months of 2011 due to treasury management customers utilizing their cash.  Long-term borrowings decreased during the first six months of 2011 by $35.5 million due to the repayment of one FHLB advance totaling $35.0 million and scheduled monthly amortization of long-term advances.  Provided that we can maintain sufficient liquidity levels, management intends to repay the $15.0 million FHLB advance at its December 2011 maturity.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans.  The factors that determine the institutions liquidity are:

•	Reliability and stability of core deposits;
•	Cash flow structure and pledging status of investments; and
•	Potential for unexpected loan demand.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations.  That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions.  The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs.  The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds.  When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Company may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (FTN Financial, M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank);
2.
Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage portfolio, home equity lines of credit portfolio, commercial real estate loan portfolio, and various securities.  Cash may also be pledged as collateral;

3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral;
4.
Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly.  These deposits are strictly rate driven but often provide the most cost effective means of funding growth; and

5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

During 2010, management made the decision to accumulate high levels of cash in order to protect the Bank against the risks associated with the criticized assets on our balance sheet.  Given the economic environment, management believed that the increased liquidity position was prudent even though it would negatively impact the net interest margin.  As a result of stabilization in our asset quality and management’s decision to reduce assets given our current capital levels, our strategic plan calls for management to use cash to repay brokered deposits, non-relationship certificates of deposit and wholesale FHLB advances throughout 2011.  Reduction in these liabilities, deemed to be volatile funding by regulatory definition, should not have an impact on our levels of liquidity.

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

Throughout 2010, we shifted our focus on a shorter duration balance sheet to move to a more neutral to slightly asset sensitive position as we anticipate a rising rate environment in the future.  As of June 30, 2011, we were slightly asset sensitive.

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

Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.  These measures are typically based upon a relatively brief period, usually one year.  They do not necessarily indicate the long-term prospects or economic value of the institution.

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

The following table presents our capital ratios:

	June 30, 2011	December 31, 2010	Required for Capital Adequacy Purposes	Required To Be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	12.60%	11.57%	8.00%	10.00%
First United Bank & Trust	12.73%	11.53%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	10.84%	9.74%	4.00%	6.00%
First United Bank & Trust	11.46%	10.26%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	8.68%	7.34%	4.00%	5.00%
First United Bank & Trust	9.17%	7.73%	4.00%	5.00%

As of June 30, 2011, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

In January 2009, pursuant to the Treasury’s Troubled Asset Purchase Program Capital Purchase Program, First United Corporation sold 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and a related warrant to purchase 326,323 shares of its common stock for an exercise price of $13.79 per share to the Treasury for an aggregate purchase price of $30 million.  The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.

Since December 31, 2010, First United Corporation has not paid cash dividends on its Series A Preferred Stock.  The February and May 2011 payments of $.4 million each have been deferred.  Management cannot predict whether any future regularly quarterly dividend payments on the Series A Preferred Stock will likewise be deferred.  The ability of First United Corporation to make these dividend payments depends on our earnings in future quarters.

In December 2010, the Board of Directors of First United Corporation voted to stop paying quarterly cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

On December 15, 2010, the Corporation elected to defer quarterly interest payments under the TPS Debentures starting with the payments due in March 2011.  The total amount due under all TPS Debentures as of June 30, 2011 was $1.0 million.  The ability of First United Corporation to make these interest payments depends on our earnings in future quarters.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $95.3 million and $1.9 million, respectively, at June 30, 2011, compared to $88.1 million and $4.9 million, respectively, at December 31, 2010.  We are not a party to any other off-balance sheet arrangements.

See Note 11 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds.  There have been no other significant changes to contractual obligations as presented at December 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk.  This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Market Risk and Interest Sensitivity”.  Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2010.   We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2011 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first half of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: August 11, 2011	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President

Date August 11, 2011	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the CEO and the CFO pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)