Form 10-Q
period 2011-09-30
FIRST UNITED CORP/MD/
filed 2011-11-10
CIK 763907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,182,757 shares of common stock, par value $.01 per share, as of October 31, 2011.

INDEX TO QUARTERLY REPORT
FIRST UNITED CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FIRST UNITED CORPORATION
Consolidated Statements of Financial Condition
(In thousands, except per share and percentage data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$44,022	$184,830
Interest bearing deposits in banks	40,874	114,483
Cash and cash equivalents	84,896	299,313
Investment securities – available-for-sale (at fair value)	277,819	229,687
Restricted investment in bank stock, at cost	11,240	12,449
Loans	919,023	1,009,753
Allowance for loan losses	(20,135)	(22,138)
Net loans	898,888	987,615
Premises and equipment, net	31,298	32,945
Goodwill and other intangible assets, net	14,499	14,700
Bank owned life insurance	31,174	30,405
Deferred tax assets	27,116	26,400
Other real estate owned	17,508	18,072
Accrued interest receivable and other assets	39,666	44,859
Total Assets	$1,434,104	$1,696,445

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$150,756	$121,142
Interest bearing deposits	915,464	1,180,504
Total deposits	1,066,220	1,301,646

Short-term borrowings	44,462	39,139
Long-term borrowings	207,308	243,100
Accrued interest payable and other liabilities	17,786	16,920
Total Liabilities	1,335,776	1,600,805

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2011 and December 31, 2010 (discount of $156 and $202, respectively)	29,844	29,798
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,183 shares at September 30, 2011 and 6,166 shares at December 31, 2010	62	62
Surplus	21,487	21,422
Retained earnings	65,757	64,179
Accumulated other comprehensive loss	(18,822)	(19,821)
Total Shareholders’ Equity	98,328	95,640
Total Liabilities and Shareholders’ Equity	$1,434,104	$1,696,445

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$39,801	$46,595
Interest on investment securities
Taxable	2,922	5,356
Exempt from federal income tax	2,182	2,689
Total investment income	5,104	8,045
Other	327	407
Total interest income	45,232	55,047
Interest expense
Interest on deposits	9,724	13,904
Interest on short-term borrowings	177	207
Interest on long-term borrowings	6,888	8,205
Total interest expense	16,789	22,316
Net interest income	28,443	32,731
Provision for loan losses	5,939	10,653
Net interest income after provision for loan losses	22,504	22,078
Other operating income
Changes in fair value on impaired securities	204	(10,401)
Portion of (gain)/loss recognized in other comprehensive income (before taxes)	(223)	2,126
Net securities impairment losses recognized in operations	(19)	(8,275)
Net losses – other	(125)	(3,396)
Total net losses	(144)	(11,671)
Service charges	2,728	3,449
Trust department	3,237	2,978
Insurance commissions	1,936	2,003
Debit card income	1,598	1,198
Bank owned life insurance	769	754
Other	930	1,070
Total other income	11,198	11,452
Total other operating income/(loss)	11,054	(219)
Other operating expenses
Salaries and employee benefits	15,185	16,321
FDIC premiums	1,818	3,054
Equipment	2,310	2,384
Occupancy	2,138	2,208
Data processing	2,042	1,966
Other	7,661	7,864
Total other operating expenses	31,154	33,797
Income/(Loss) before income tax benefit	2,404	(11,938)
Applicable income tax benefit	(372)	(6,233)
Net Income/(Loss)	2,776	(5,705)
Accumulated preferred stock dividends and discount accretion	$(1,198)	$(1,169)
Net Income Available to/(Loss Attributable to) Common Shareholders	$1,578	$(6,874)
Basic net income/(loss) per common share	$.26	$(1.12)
Diluted net income/(loss) per common share	$.26	$(1.12)
Dividends declared per common share	$.00	$.03
Weighted average number of basic and diluted shares outstanding	6,175	6,153

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
	Three Months Ended September 30,
	2011	2010
	(Unaudited)
Interest income
Interest and fees on loans	$12,638	$15,234
Interest on investment securities
Taxable	1,127	953
Exempt from federal income tax	630	883
Total investment income	1,757	1,836
Other	88	183
Total interest income	14,483	17,253
Interest expense
Interest on deposits	2,821	4,682
Interest on short-term borrowings	50	68
Interest on long-term borrowings	2,187	2,602
Total interest expense	5,058	7,352
Net interest income	9,425	9,901
Provision for loan losses	1,334	3,467
Net interest income after provision for loan losses	8,091	6,434
Other operating income
Changes in fair value on impaired securities	(589)	397
Portion of (gain)/loss recognized in other comprehensive income (before taxes)	589	(607)
Net securities impairment losses recognized in operations	0	(210)
Net losses – other	(793)	(687)
Total net losses	(793)	(897)
Service charges	925	1,119
Trust department	1,094	940
Insurance commissions	648	678
Debit card income	486	401
Bank owned life insurance	260	255
Other	205	457
Total other income	3,618	3,850
Total other operating income	2,825	2,953
Other operating expenses
Salaries and employee benefits	5,027	5,384
FDIC premiums	431	980
Equipment	735	738
Occupancy	713	767
Data processing	655	662
Other	2,590	2,701
Total other operating expenses	10,151	11,232
Income/(Loss) before income tax expense/(benefit)	765	(1,845)
Applicable income tax expense/(benefit)	79	(2,167)
Net Income	686	322
Accumulated preferred stock dividends and discount accretion	$(404)	$(390)
Net Income Available to/(Loss Attributable to) Common Shareholders	$282	$(68)
Basic net income/(loss) per common share	$.05	$(.01)
Diluted net income/(loss) per common share	$.05	$(.01)
Dividends declared per common share	$.00	$.01
Weighted average number of basic and diluted shares outstanding	6,183	6,160

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2010	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive loss:
Net loss for the year				(10,197)		(10,197)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $4,052					5,987	5,987
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $887					1,311	1,311
Unrealized loss on derivatives, net of income taxes of $312					(460)	(460)
Comprehensive loss						(3,359)
Issuance of 9,924 shares of common stock under dividend reinvestment plan		1	47			48
Stock based compensation			70			70
Preferred stock discount accretion	59			(59)		0
Preferred stock dividends paid				(1,125)		(1,125)
Preferred stock dividends deferred				(375)		(375)
Common stock dividends declared - $.03 per share				(185)		(185)

Balance at December 31, 2010	29,798	62	21,422	64,179	(19,821)	95,640

Comprehensive income:
Net income for the period				2,776		2,776
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $801					1,184	1,184
Unrealized loss on derivatives, net of income taxes of $125					(185)	(185)
Comprehensive income						3,775
Stock based compensation			65			65
Preferred stock discount accretion	46			(46)		0
Preferred stock dividends deferred				(1,152)		(1,152)

Balance at September 30, 2011	$29,844	$62	$21,487	$65,757	$(18,822)	$98,328

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating activities
Net income/(loss)	$2,776	$(5,705)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	5,939	10,653
Depreciation	1,801	1,899
Stock compensation	65	70
Amortization of intangible assets	201	622
Loss on sales of other real estate owned	244	275
Write-downs of other real estate owned	1,875	563
Proceeds from sale of loans held for sale	33,902	0
Gain on sale of loans held for sale	(1,366)	0
(Gain)/loss on loan sales	(60)	156
Loss/(gain) on disposal of fixed assets	8	(11)
Net amortization of investment securities discounts and premiums	1,310	578
Other-than-temporary-impairment loss on securities	19	8,275
Proceeds from sales of investment securities trading	0	99,626
Proceeds from maturities/calls of investment securities trading	0	17,167
Loss on trading securities	0	251
Gain on sales of investment securities – available-for-sale	(576)	(92)
Loss on transfers of available-for-sale securities to trading	0	2,254
Decrease in accrued interest receivable and other assets	4,883	6,604
Deferred tax benefit	(1,392)	(1,178)
Decrease in accrued interest payable and other liabilities	(286)	(627)
Earnings on bank owned life insurance	(769)	(754)
Net cash provided by operating activities	48,574	140,626

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	61,236	95,795
Proceeds from sales of investment securities available-for-sale	62,833	12,297
Purchases of investment securities available-for-sale	(170,969)	(186,911)
Proceeds from sales of other real estate owned	3,561	2,007
Proceeds from loan sales	7,390	1,764
Net decrease in loans	37,806	58,619
Net decrease in FHLB stock	1,209	930
Purchases of premises and equipment	(162)	(2,156)
Net cash provided by/(used in) investing activities	2,904	(17,655)

Financing activities
Net (decrease)/ increase in deposits	(235,426)	82,263
Net increase/(decrease) in short-term borrowings	5,323	(3,641)
Proceeds from long-term borrowings	0	3,609
Payments on long-term borrowings	(35,792)	(30,789)
Cash dividends paid on common stock	0	(737)
Proceeds from issuance of common stock	0	29
Preferred stock dividends paid	0	(1,125)
Net cash (used in)/provided by financing activities	(265,895)	49,609
(Decrease)/increase in cash and cash equivalents	(214,417)	172,580
Cash and cash equivalents at beginning of the year	299,313	189,671
Cash and cash equivalents at end of period	$84,896	$362,251

Supplemental information
Interest paid	$14,448	$22,731
Taxes paid	$0	$70
Non-cash investing activities:
Transfers from loans to other real estate owned	$5,116	$10,865
Transfers from loans to loans held-for-sale	$32,536	$1,954
Transfers from available-for-sale to trading	$0	$117,078
See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required for annual financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included.  Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year or for any future interim period.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2011 presentation.  Such reclassifications had no impact on net income/(loss) or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2011 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/(loss attributable to) common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings/(loss) per share is derived by dividing net income available to/(loss attributable to) common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents.  There were no common stock equivalents at September 30, 2011.  There is no dilutive effect on the earnings/(loss) per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the nine- and three-month periods ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011			2010
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss)	$2,776			$(5,705)
Preferred stock dividends paid	0			(1,125)
Preferred stock dividends deferred	(1,152)			0
Discount accretion on preferred stock	(46)			(44)
Net income available to/(loss attributable to) common shareholders	$1,578	6,175	$.26	$(6,874)	6,153	$(1.12)

	For the three months ended September 30,
	2011			2010
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Loss	Average Shares	Per Share Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income	$686			$322
Preferred stock dividends paid	0			(375)
Preferred stock dividends deferred	(389)			0
Discount accretion on preferred stock	(15)			(15)
Net income available to/(loss attributable to) common shareholders	$282	6,183	$.05	$(68)	6,160	$(.01)

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
(in thousands)	2011	2010
Other-than-temporary impairment charges:
Available-for-sale securities	$(19)	$(8,275)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	773	262
Realized losses	(197)	(170)
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	0	2,852
Losses recognized in earnings	0	(5,106)
Trading securities:
Gross gains on sales	0	972
Gross losses on sales	0	(1,223)
Loss on sales of other real estate owned	(244)	(275)
Write-down of other real estate owned	(1,875)	(563)
Gain/(loss) on sale of consumer loans	60	(156)
Gain on sale of indirect auto loans	1,366	0
(Loss)/gain on disposal of fixed assets	(8)	11
Net losses – other	(125)	(3,396)
Net losses	$(144)	$(11,671)

	Three months ended September 30,
(in thousands)	2011	2010
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$(210)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	406	0
Realized losses	(96)	(170)
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	0	0
Losses recognized in earnings	0	0
Trading securities:
Gross gains on sales	0	0
Gross losses on sales	0	0
Loss on sales of other real estate owned	(200)	(54)
Write-down of other real estate owned	(923)	(474)
Gain on sale of consumer loans	19	0
Gain on sale of indirect auto loans	0	0
Gain on disposal of fixed assets	1	11
Net losses – other	(793)	(687)
Net losses	$(793)	$(897)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.
	September 30, 2011	December 31, 2010
Cash and due from banks, weighted average interest rate of 0.25% (at September 30, 2011)	$44,022	$184,830

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of September 30, 2011 and December 31, 2010, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	September 30, 2011	December 31, 2010
FHLB daily investments, interest rate of 0.005% (at September 30, 2011)	$3,431	$77,102
FTN daily investments, interest rate of 0.06% (at September 30, 2011)	1,350	1,350
M&T Fed Funds sold, interest rate of 0.25% (at September 30, 2011)	6,018	6,004
CBB Fed Funds sold, interest rate of 0.21% (at September 30, 2011)	30,075	30,027
	$40,874	$114,483

Note 5 – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale at September 30, 2011 and December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
September 30, 2011
U.S. treasuries	$8,000	$0	$0	$8,000	$0
U.S. government agencies	35,057	307	216	35,148	0
Residential mortgage-backed agencies	152,553	1,898	300	154,151	0
Collateralized mortgage obligations	683	0	117	566	0
Obligations of states and political subdivisions	68,042	2,557	17	70,582	0
Collateralized debt obligations	36,280	0	26,908	9,372	17,928
Totals	$300,615	$4,762	$27,558	$277,819	$17,928

December 31, 2010
U.S. government agencies	$24,813	$101	$64	$24,850	$0
Residential mortgage-backed agencies	98,109	1,703	199	99,613	0
Collateralized mortgage obligations	763	0	101	662	0
Obligations of states and political subdivisions	94,250	1,011	537	94,724	0
Collateralized debt obligations	36,533	0	26,695	9,838	18,151
Totals	$254,468	$2,815	$27,596	$229,687	$18,151

Proceeds from sales of securities and the realized gains and losses are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Proceeds	$62,833	$12,297	$33,719	$10,029
Realized gains	773	262	406	0
Realized losses	197	170	96	170

The following table shows the Corporation’s available-for-sale securities with gross unrealized losses and fair values at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
September 30, 2011
U.S. treasuries	$8,000	$0	*	$0	$0
U.S. government agencies	18,584	216		0	0
Residential mortgage-backed agencies	54,465	280		5,062	20
Collateralized mortgage obligations	0	0		566	117
Obligations of states and political subdivisions	2,466	14		2,812	3
Collateralized debt obligations	0	0		9,372	26,908
Totals	$83,515	$510		$17,812	$27,048

*Not meaningful

December 31, 2010
U.S. government agencies	$13,044	$64	$0	$0
Residential mortgage-backed agencies	19,453	199	0	0
Collateralized mortgage obligations	0	0	662	101
Obligations of states and political subdivisions	26,887	537	0	0
Collateralized debt obligations	0	0	9,838	26,695
Totals	$59,384	$800	$10,500	$26,796

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements.  Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities.  Management reviews the assumptions and results and does not believe that there were any material differences in the valuations between September 30, 2011 and December 31, 2010.

U.S. Treasuries - One U.S. treasury  bond was in a slight unrealized loss position for less than 12 months as of September 30, 2011.  This bond is of the highest investment grade.  The bond is very short-term in nature and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Therefore, no OTTI exists at September 30, 2011.

U.S. Government Agencies - Two U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of September 30, 2011.  The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at September 30, 2011.

Residential Mortgage-Backed Agencies - Eight residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of September 30, 2011.  One residential mortgage-backed agency has been in slight unrealized loss position for 12 months or more.  The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at September 30, 2011.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio, consisting of one security at September 30, 2011, has been in an unrealized loss position for 12 months or more.  This security is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings.  Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment.  At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount.  As of September 30, 2011, this security remains at investment grade and continues to perform as expected at the time of purchase.  The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity.  Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2011.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $18,000 at September 30, 2011.  Two securities have been in an unrealized loss position for less than 12 months.  Two additional securities have been in a slight unrealized loss position for 12 months or more.  All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers.  Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms.  The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.  Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Collateralized Debt Obligations - The $26.9 million in unrealized losses greater than 12 months at September 30, 2011 relates to 18 pooled trust preferred securities that comprise the CDO portfolio.  See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities.  Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the third quarter of 2011.  The Corporation has recorded $19,000 in credit-related non-cash OTTI charges for the nine-months ended September 30, 2011.  The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2011 and 2010:

	Nine months ended
(in thousands)	September 30, 2011	September 30, 2010
Balance of credit-related OTTI at January 1	$14,653	$10,765
Additions for credit-related OTTI not previously recognized	0	1,402
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	19	6,873
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	(4,369)
Reduction for increases in cash flows expected to be collected	(159)	(33)
Balance of credit-related OTTI at September 30	$14,513	$14,638

	Three months ended
(in thousands)	September 30, 2011	September 30, 2010
Balance of credit-related OTTI at July 1	$14,571	$14,461
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	210
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(58)	(33)
Balance of credit-related OTTI at September 30	$14,513	$14,638

The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2011 and December 31, 2010 are shown in the following table.  Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Due in one year or less	$9,700	$9,723	$2,500	$2,421
Due after one year through five years	5,000	5,219	16,470	16,573
Due after five years through ten years	49,048	49,492	19,293	19,492
Due after ten years	83,631	58,668	117,333	90,926
	147,379	123,102	155,596	129,412
Residential mortgage-backed agencies	152,553	154,151	98,109	99,613
Collateralized mortgage obligations	683	566	763	662
	$300,615	$277,819	$254,468	$229,687

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35).  Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2011.

The Corporation recognizes dividends on a cash basis.  For the nine months ended September 30, 2011, dividends of $73,500 were recognized in earnings.  For the comparable period of 2010, dividends of $33,600 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2011 and December 31, 2010:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2011
Total loans	$321,352	$147,580	$70,541	$345,525	$34,025	$919,023
Individually evaluated for impairment	18,938	27,810	13,767	5,815	26	66,356
Collectively evaluated for impairment	302,414	119,770	56,774	339,710	33,999	852,667

December 31, 2010
Total loans	$348,584	$156,892	$69,992	$356,742	$77,543	$1,009,753
Individually evaluated for impairment	16,270	31,196	5,131	9,854	152	62,603
Collectively evaluated for impairment	332,314	125,696	64,861	346,888	77,391	947,150

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance.  The commercial real estate (“CRE”) loan segment is then segregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied, nonfarm, nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures.  The acquisition and development (“A&D”) loan segment is segregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built.  All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures.  These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan.  The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers.  The residential mortgage loan segment is segregated into two classes:  (a) amortizing term loans, which are primarily first liens; and (b) home equity lines of credit, which are generally second liens.  The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

During the second quarter of 2011, the Bank sold $32.5 million of the indirect auto portfolio that is included in the consumer loan class.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight.  Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event.  The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis.  The Credit Quality Department performs an annual review of all commercial relationships $500,000 or greater.  Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis.  The Bank has an experienced Credit Quality and Loan Review Department that continually reviews and assesses loans within the portfolio.  In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $750,000 and/or criticized relationships greater than $500,000.  Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis.  Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2011 and December 31, 2010:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial real estate
Non owner-occupied	$104,551	$9,035	$33,624	$0	$147,210
All other CRE	119,402	14,631	40,109	0	174,142
Acquisition and development
1-4 family residential construction	11,160	0	6,151	0	17,311
All other A&D	82,092	1,642	46,535	0	130,269
Commercial and industrial	51,580	768	18,193	0	70,541
Residential mortgage
Residential mortgage - term	249,826	3,097	13,915	0	266,838
Residential mortgage – home equity	75,724	34	2,929	0	78,687
Consumer	33,578	63	384	0	34,025
Total	$727,913	$29,270	$161,840	$0	$919,023

December 31, 2010
Commercial real estate
Non owner-occupied	$121,144	$9,541	$33,914	$2,768	$167,367
All other CRE	123,115	8,995	49,027	80	181,217
Acquisition and development
1-4 family residential construction	7,038	0	6,876	334	14,248
All other A&D	86,352	4,664	50,487	1,141	142,644
Commercial and industrial	46,760	2,933	20,299	0	69,992
Residential mortgage
Residential mortgage - term	255,916	2,634	18,576	43	277,169
Residential mortgage – home equity	76,828	0	2,745	0	79,573
Consumer	76,736	23	784	0	77,543
Total	$793,889	$28,790	$182,708	$4,366	$1,009,753

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due.  A loan is considered to be past due when a payment has not been received for 30 days past its contractual due date.  For all loan segments, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection.  All non-accrual loans are considered to be impaired.  Interest payments received on non-accrual loans are applied as a reduction of the loan principal balance.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of September 30, 2011 and December 31, 2010:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
September 30, 2011
Commercial real estate
Non owner-occupied	$131,425	$682	$4,854	$0	$5,536	$10,249	$147,210
All other CRE	166,717	472	5,232	0	5,704	1,721	174,142
Acquisition and development
1-4 family residential construction	17,311	0	0	0	0	0	17,311
All other A&D	112,349	930	4,807	173	5,910	12,010	130,269
Commercial and industrial	60,241	246	3	1	250	10,050	70,541
Residential mortgage
Residential mortgage - term	257,653	1,745	3,742	580	6,067	3,118	266,838
Residential mortgage – home equity	77,285	1,016	101	0	1,117	285	78,687
Consumer	32,391	1,160	375	73	1,608	26	34,025
Total	$855,372	$6,251	$19,114	$827	$26,192	$37,459	$919,023
December 31, 2010
Commercial real estate
Non owner-occupied	$146,470	$892	$8,801	$0	$9,693	$11,204	$167,367
All other CRE	179,661	581	286	0	867	689	181,217
Acquisition and development
1-4 family residential construction	13,626	0	0	0	0	622	14,248
All other A&D	124,731	1,950	188	128	2,266	15,647	142,644
Commercial and industrial	67,688	883	22	44	949	1,355	69,992
Residential mortgage
Residential mortgage - term	253,225	12,168	4,455	2,359	18,982	4,962	277,169
Residential mortgage – home equity	78,533	559	129	78	766	274	79,573
Consumer	74,392	2,116	700	183	2,999	152	77,543
Total	$938,326	$19,149	$14,581	$2,792	$36,522	$34,905	$1,009,753

Non-accrual loans which have been subject to a partial charge-off totaled $8.9 million as of September 30, 2011, compared to $2.9 million as of December 31, 2010.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement, for loans individually evaluated for impairment and ASC Subtopic 450-20, Contingencies-Loss Contingencies, for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance.   The total of the two components represents the Bank’s ALL.

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011 and December 31, 2010.

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2011
Total ALL	$7,234	$6,524	$2,197	$3,694	$486	$20,135
Individually evaluated for impairment	$1,342	$2,132	$1,184	$78	$0	$4,736
Collectively evaluated for impairment	$5,892	$4,392	$1,013	$3,616	$486	$15,399

December 31, 2010
Total ALL	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Individually evaluated for impairment	$2,848	$1,475	$0	$43	$0	$4,366
Collectively evaluated for impairment	$5,810	$4,870	$1,345	$4,168	$1,579	$17,772

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan  is greater than $500,000 or is part of a relationship that is greater than $750,000, and (a) is either in nonaccrual status, or (b) is risk-rated Substandard and is greater than 60 days past due.  Loans are considered to be impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Corporation does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods:  (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs.  The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method.  If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old.  If an appraisal is less than 12 months old (the age at which the internal appraisal grid begins) and if management believes that general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained.  If the most recent appraisal is greater than 12 months old or if an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid.  This grid considers the age of a third party appraisal and the geographic region where the collateral is located in order to discount an appraisal that is greater than 12 months old.  The discount rates in the appraisal discount grid are updated quarterly to reflect the most current knowledge that management has available, including the results of current appraisals.  If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Corporation continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value.  A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 and December 31, 2010:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2011
Commercial real estate
Non owner-occupied	$1,257	$1,073	$9,282	$10,539	$15,666
All other CRE	832	269	7,567	8,399	8,424
Acquisition and development
1-4 family residential construction	2,491	861	0	2,491	2,491
All other A&D	7,884	1,271	17,435	25,319	28,381
Commercial and industrial	9,400	1,184	4,367	13,767	14,063
Residential mortgage
Residential mortgage - term	573	78	4,708	5,281	5,920
Residential mortgage – home equity	0	0	534	534	580
Consumer	0	0	26	26	27
Total impaired loans	$22,437	$4,736	$43,919	$66,356	$75,552

December 31, 2010
Commercial real estate
Non owner-occupied	$8,183	$2,768	$4,635	$12,818	$12,818
All other CRE	713	80	2,740	3,453	3,478
Acquisition and development
1-4 family residential construction	2,823	334	622	3,445	3,491
All other A&D	7,269	1,141	20,482	27,751	31,284
Commercial and industrial	0	0	5,131	5,131	6,540
Residential mortgage
Residential mortgage - term	725	43	8,606	9,331	10,086
Residential mortgage – home equity	0	0	522	522	522
Consumer	0	0	152	152	153
Total impaired loans	$19,713	$4,366	$42,890	$62,603	$68,372

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate.  For general allowances, historical loss trends are used in the estimation of losses in the current portfolio.  These historical loss amounts are modified by other qualitative factors.

The classes described above, which are based on the Federal call code assigned to each loan, provide the starting point for the ALL analysis.  Management tracks the historical net charge-off activity (full and partial charge-offs, net of full and partial recoveries) at the call code level.  A historical charge-off factor is calculated utilizing a defined number of consecutive historical quarters. Consumer pools currently utilize a rolling 12 quarters, while Commercial pools currently utilize a rolling eight quarters.

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL.  When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL.  Residential mortgage and consumer loans are charged off after they are 120 days contractually past due.  All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral.  The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy.   There may be circumstances where due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized.  This specific allocation may be either charged-off or removed depending upon the outcome of the pending event.  Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL.

Activity in the ALL is presented for the nine- and three-months ended September 30, 2011 and September 30, 2010:

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(5,508)	(1,048)	(515)	(1,403)	(673)	(9,147)
Recoveries	91	278	15	415	406	1,205
Provision	3,993	949	1,352	471	(826)	5,939
ALL balance at September 30, 2011	$7,234	$6,524	$2,197	$3,694	$486	$20,135

ALL balance at January 1, 2010	$5,351	$7,922	$1,945	$3,061	$1,811	$20,090
Charge-offs	(513)	(3,601)	(1,402)	(1,701)	(1,489)	(8,706)
Recoveries	94	1,067	380	330	380	2,251
Provision	1,103	5,169	985	2,449	947	10,653
ALL balance at September 30, 2010	$6,035	$10,557	$1,908	$4,139	$1,649	$24,288

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at July 1, 2011	$6,112	$8,440	$2,235	$3,714	$500	$21,001
Charge-offs	(978)	(327)	(267)	(601)	(197)	(2,370)
Recoveries	13	7	5	24	121	170
Provision	2,087	(1,596)	224	557	62	1,334
ALL balance at September 30, 2011	$7,234	$6,524	$2,197	$3,694	$486	$20,135

ALL balance at July 1, 2010	$5,595	$10,141	$2,017	$4,299	$1,730	$23,782
Charge-offs	(49)	(1,753)	(1,059)	(235)	(293)	(3,389)
Recoveries	9	22	147	159	91	428
Provision	480	2,147	803	(84)	121	3,467
ALL balance at September 30, 2010	$6,035	$10,557	$1,908	$4,139	$1,649	$24,288

The ALL is based on estimates, and actual losses will vary from current estimates.   Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$13,409	$41	$91	$9,960	$214	$0
All other CRE	6,636	204	50	16,132	483	0
Acquisition and development
1-4 family residential construction	2,921	69	0	1,099	14	0
All other A&D	26,520	444	81	58,253	704	0
Commercial and industrial	11,688	117	0	9,314	226	0
Residential mortgage
Residential mortgage - term	6,761	117	14	7,729	183	0
Residential mortgage – home equity	635	10	4	3,231	65	0
Consumer	61	0	0	51	0	0
Total	$68,631	$1,002	$240	$105,769	$1,889	$0

	Three months ended September 30, 2011			Three months ended September 30, 2010
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$11,650	$6	$30	$9,012	$64	$0
All other CRE	8,202	74	0	11,750	137	0
Acquisition and development
1-4 family residential construction	2,592	16	0	1,834	14	0
All other A&D	25,158	154	0	47,789	199	0
Commercial and industrial	13,925	40	0	6,857	58	0
Residential mortgage
Residential mortgage - term	5,251	33	8	6,570	40	0
Residential mortgage – home equity	618	3	1	2,574	21	0
Consumer	23	0	0	77	0	0
Total	$67,419	$326	$39	$86,463	$533	$0

In the normal course of business, the Bank modifies loan terms for various reasons.  These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows.  A modified loan is considered to be a troubled debt restructure (“TDR”) when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

When the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period, maturity date) are modified in such a way to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy.  If a borrower’s hardship is thought to be temporary, then modified terms are only offered for that time period. Where possible, the Bank obtains additional collateral and/or secondary payment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. To date, the Bank has not forgiven any principal as a restructuring concession. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status.  The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.  Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection.  If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months.  Loans may be removed from TDR status in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months.

The volume and type of TDR activity is considered in the assessment of the local economic trends qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2011
Commercial real estate
Non owner-occupied	0	$0	3	$809	0	$0
All other CRE	1	3,233	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,491
All other A&D	0	0	7	8,334	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	2	234	2	513	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	3	$3,467	12	$9,656	1	$2,491

Three months ended September 30, 2011
Commercial real estate
Non owner-occupied	0	$0	2	$290	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,491
All other A&D	0	0	3	2,678	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	295	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	6	$3,263	1	$2,491

There were no new TDRs with temporary rate modifications during the three months ended September 30, 2011 and three new TDRs with temporary rate modifications totaling $3.4 million during the nine months ended September 30, 2011, for which there was no impact to the recorded investment or to the ALL. There were six new TDRs with maturity extension modifications totaling $3.3 million during the three months ended September 30, 2011, for which there was no impact to the recorded investment. There was a $.1 million reduction in the ALL relating to one $2.0 million A&D loan with a maturity extension resulting from the movement of the loan being evaluated collectively for impairment to being evaluated individually for impairment. There were six loans totaling $6.4 million with maturity extension modifications granted in the six months ended June 30, 2011, all of which were classified as TDRs at the time of the additional modifications, for which there was no impact on the recorded investment of the loans or the ALL. There was one new $2.5 million TDR with modified payment terms during the three- and nine-months ended September 30, 2011, for which there was no impact to the recorded investment or the ALL.  There were no loans that were modified as TDRs within the 12 months ended September 30, 2011 for which there was a payment default during the nine- and three-month periods ended September 30, 2011.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants.  However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date.  The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of September 30, 2011.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach.  As of September 30, 2011, the U.S. Government agencies and treasuries, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy.  Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

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

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy.  At September 30, 2011, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.3 million and a fair value of $9.4 million. The market for these securities at September 30, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as few CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2011, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between September 30, 2011 and December 31, 2010.

The approach of the third party to determine fair value involves several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling.  The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurements at September 30, 2011 Using (In Thousands)
Description	Assets Measured at Fair Value 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$8,000		$8,000
U.S. government agencies	$35,148		$35,148
Residential mortgage-backed agencies	$154,151		$154,151
Collateralized mortgage obligations	$566		$566
Obligations of states and political subdivisions	$70,582		$70,582
Collateralized debt obligations	$9,372			$9,372
Financial Derivative	$(1,142)			$(1,142)
Non-recurring:
Impaired loans	$17,701			$17,701
Other real estate owned	$5,243			$5,243

		Fair Value Measurements at December 31, 2010 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,850		$24,850
Residential mortgage-backed agencies	$99,613		$99,613
Collateralized mortgage obligations	$662		$662
Obligations of states and political subdivisions	$94,724		$94,724
Collateralized debt obligations	$9,838			$9,838
Financial Derivative	$(832)			$(832)
Non-recurring:
Impaired loans	$15,347			$15,347
Other real estate owned	$2,788			$2,788

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2011 or September 30, 2010.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the nine- and three-months ended September 30, 2011 and the year ended December 31, 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0
Included in other comprehensive income	(447)	(310)
Purchases, issuances, and settlements	0	0
Transfers from Available-for-Sale to Trading	0	0
Transfers in and/or out of Level 3	0	0
Sales	0	0
Ending balance September 30, 2011	$9,372	$(1,142)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2011	$10,726	$(916)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive income	(1,354)	(226)
Purchases, issuances, and settlements	0	0
Transfers from Available-for-Sale to Trading	0	0
Transfers in and/or out of Level 3	0	0
Sales	0	0
Ending balance September 30, 2011	$9,372	$(1,142)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities – Trading	Cash Flow Hedge
Beginning balance January 1, 2010	$12,448	$0	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,364)	1	0
Included in other comprehensive loss	5,956	0	(772)
Purchases, issuances, and settlements	0	0	0
Transfers from Available-for-Sale to Trading	0	0	0
Transfers in and/or out of Level 3	0	0	0
Sales	(202)	(1)	0
Ending balance December 31, 2010	$9,838	$0	$(832)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,364)	$0	$0

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

Loans (excluding impaired loans with specific loss allowances):  For variable-rate loans that reprice frequently or “in one year or less”, and with no significant change in credit risk, fair values are based on carrying values.  Fair values for fixed-rate loans that do not reprice frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

Deposits:  The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts, etc.) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on the various certificates of deposit to the cash flow stream.

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$44,022	$44,022	$184,830	$184,830
Interest bearing deposits in banks	40,874	40,874	114,483	114,483
Investment securities-AFS	277,819	277,819	229,687	229,687
Restricted Bank stock	11,240	11,240	12,449	12,449
Loans, net	898,888	901,483	987,615	969,178
Accrued interest receivable	4,487	4,487	4,632	4,632

Financial Liabilities:
Deposits	1,066,220	1,032,353	1,301,646	1,252,661
Borrowed funds	251,770	259,732	282,239	288,052
Accrued interest payable	4,592	4,592	2,291	2,291
Financial derivative	1,142	1,142	832	832
Off balance sheet financial instruments	0	0	0	0

Note 9 – Comprehensive Income/(Loss)

Other comprehensive income/(loss) (“OCI”) consists of the changes in unrealized gains/(losses) on investment securities available-for-sale, pension obligations and cash flow hedges. Total comprehensive income/(loss), which consists of net income/(loss) plus the changes in other comprehensive income/(loss), was $3.8 million and $2.4 million for the nine months ended September 30, 2011 and 2010, respectively, and $.6 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively.

The following table presents the activity in accumulated other comprehensive loss for the 12 months ended December 31, 2010 and the three months ended March 31, 2011, June 30, 2011 and September 30, 2011:

(in thousands)	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2009	$(9,364)	$(11,404)	$(36)	$(5,051)	$(804)	$(26,659)
Net gain/(loss) during period	(1,461)	7,448	(460)	848	463	6,838
Balance-December 31, 2010	(10,825)	(3,956)	(496)	(4,203)	(341)	(19,821)
Net gain during period	422	191	101	0	0	714
Balance- March 31, 2011	(10,403)	(3,765)	(395)	(4,203)	(341)	(19,107)
Net gain/(loss) during period	61	454	(151)	0	0	364
Balance- June 30, 2011	$(10,342)	$(3,311)	$(546)	$(4,203)	$(341)	$(18,743)
Net gain/(loss) during period	(350)	406	(135)	0	0	(79)
Balance- September 30, 2011	$(10,692)	$(2,905)	$(681)	$(4,203)	$(341)	$(18,822)

The following table presents the components of OCI for the nine and three months ended September 30, 2011 and 2010:

	Nine Months Ended September 30		Three Months Ended September 30
Components of OCI (in thousands)	2011	2010	2011	2010
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$204	$(10,401)	$(589)	$397
Less: OTTI charges recognized in income	(19)	(8,275)	0	(210)
Unrealized gains/ (losses) on investments with OTTI	223	(2,126)	(589)	607
Taxes	(90)	858	239	(245)
Net unrealized gains/(losses) on investments with OTTI	133	(1,268)	(350)	362

Available for sale securities – all other:
Unrealized holding gains during the period	1,966	4,447	93	3,108
Less: reclassification adjustment for losses recognized in income	0	(1,992)	0	0
Less: securities with OTTI charges during the period	204	(10,401)	(589)	397
Unrealized gains on all other AFS securities	1,762	16,840	682	2,711
Taxes	(711)	(6,797)	(276)	(1,095)
Net unrealized gains on all other AFS securities	1,051	10,043	406	1,616

Net unrealized gains on AFS securities	1,184	8,775	56	1,978

Unrealized losses on cash flow hedges	(310)	(1,157)	(226)	(367)
Taxes	125	467	91	149
Net unrealized losses on cash flow hedges	(185)	(690)	(135)	(218)

Total	$999	$8,085	$(79)	$1,760

Note 10 – Junior Subordinated Debentures and Restrictions on Dividends

First United Corporation is the parent company to three statutory trust subsidiaries - First United Statutory Trust I and First United Statutory Trust II, both of which are Connecticut statutory trusts (“Trust I” and “Trust II”, respectively), and First United Statutory Trust III, a Delaware statutory trust (“Trust III” and, together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purposes of selling preferred securities to investors and using the proceeds to purchase junior subordinated debentures from First United Corporation (“TPS Debentures”) that would qualify as regulatory capital.

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation.  Trust I and Trust II used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.10% at September 30, 2011), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.10% at September 30, 2011) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities.  The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.20% at September 30, 2011).  The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

The TPS Debentures issued to each of the Trusts represent the sole assets of that Trust, and payments of the TPS Debentures by First United Corporation are the only sources of cash flow for the Trust.  First United Corporation has the right, without triggering a default, to defer interest on all of the TPS Debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred.  Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.

At the request of the Federal Reserve Bank of Richmond (the “FRBR”), the board of directors of First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011.  As of September 30, 2011, this deferral election remained in effect.  Cumulative deferred interest on all TPS Debentures was approximately $1.5 million, which must be paid in full when the board of directors elects to terminate the deferral of interest payments.  Management cannot predict when the board of directors will terminate the deferral.  First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot, and have not, been deferred.

The terms of the Series A Preferred Stock call for the payment, if declared by the board of directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year.  On November 15, 2010, at the request of the FRBR, the board of directors of First United Corporation voted to not declare quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date.  Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the board of directors declares the next quarterly cash dividend.  Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock.  First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, the Board of Directors of First United Corporation voted to stop paying quarterly cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Securities sold under agreements to repurchase:
Outstanding at end of period	$44,462	$39,139
Weighted average interest rate at end of period	0.35%	0.72%
Maximum amount outstanding as of any month end	$44,621	$49,940
Average amount outstanding	$41,130	$41,434
Approximate weighted average rate during the period	0.58%	0.68%

At September 30, 2011, the repurchase agreements were secured by $55.0 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

(In thousands)	September 30, 2011	December 31, 2010
FHLB advances, bearing interest at rates ranging from 2.46% to 4.73% at September 30, 2011	$160,578	$196,370
Junior subordinated debt, bearing interest at rates ranging from 2.20% to 9.88% at September 30, 2011	46,730	46,730
Total long-term debt	$207,308	$243,100

At September 30, 2011, the long-term FHLB advances were secured by $146.1 million in loans, and $28.8 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2011			December 31, 2010
	Fixed Rate	Floating Rate	Total	Total
Due in 2011	$15,250	$0	$15,250	$51,000
Due in 2012	44,250	0	44,250	44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Thereafter	81,879	30,929	112,808	112,850
Total long-term debt	$171,379	$35,929	$207,308	$243,100

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

	For the nine months ended		For the three months ended
Pension	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Service cost	$0	$0	$0	$0
Interest cost	1,072	981	412	327
Expected return on assets	(1,669)	(1,523)	(549)	(508)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized net actuarial loss	209	259	9	86
Amortization of prior service cost	9	5	5	2
Net pension credit included in employee benefits	$(409)	$(308)	$(133)	$(103)

SERP	For the nine months ended September 30,		For the three months ended September 30,
(In thousands)	2011	2010	2011	2010
Service cost	$119	$130	$39	$43
Interest cost	171	203	57	68
Amortization of recognized loss	0	45	0	15
Amortization of prior service cost	95	94	32	31
Net pension expense included in employee benefits	$385	$472	$128	$157

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”.  The effects of the amendment were that to prohibit new entrants into the plan and to cease crediting additional years of service after that date.

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”).  This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives.  Under the LTIP, participants are granted shares of restricted common stock of First United Corporation.  The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant.  These shares will vest if the Corporation meets or exceeds certain performance thresholds.  There were no grants of restricted stock outstanding at September 30, 2011.

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

Stock-based awards were made to non-employee directors in May 2011.  Five thousand dollars of their annual retainer is paid in stock.  Beginning in 2011, the non-employee directors were given the option to elect to take up to 100% of their annual cash retainer also in stock.  The 2011 grants totaled 16,720 fully-vested shares having a fair market value of $5.68 per share.  Director stock compensation expense was $65,100 for the nine months ended September 30, 2011 and $70,000 for the nine months ended September 30, 2010.  Approximately $14,600 represented the amount of the retainer paid for the optional election during the first nine months of 2011.  Stock compensation in the amount of $12,800 will be expensed over the remaining portion of 2011.  The expense is somewhat lower based upon the retirement of two directors offset by the increased optional election.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.8 million of outstanding standby letters of credit at September 30, 2011 and $4.9 million at December 31, 2010.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2011 and December 31, 2010 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt.  At September 30, 2011, the fair value of the interest rate swap contracts was ($1.1) million and was reported in Other Liabilities on the Consolidated Statements of Financial Condition.  Cash in the amount of $1.4 million was posted as collateral as of September 30, 2011.

For the nine months ended September 30, 2011, the Corporation recorded a decrease in the value of the derivatives of $310 thousand and the related deferred tax benefit of $125 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges.  For the three months ended September 30, 2011, the Corporation recorded a decrease in the value of the derivatives of $226 thousand and the related deferred tax benefit of $91 thousand in net accumulated other comprehensive loss to reflect the effective portion of the cash flow hedges.  ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated.  There was no hedge ineffectiveness recorded for the nine months ending September 30, 2011.  The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2011.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-months ended September 30, 2011 and year ended December 31, 2010.

Derivative in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2011	$(310)	$0	$0
September 30, 2010	$(1,157)	$0	$0
Three months ended:
September 30, 2011	$(226)	$0	$0
September 30, 2010	$(367)	$0	$0

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities (VIE)

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation.  The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts.  At September 30, 2011, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million.  The total assets of the Partnership were approximately $11.1 million at September 30, 2011 and $7.9 million at December 31, 2010.

Through September 30, 2011, the Bank had made contributions to the Partnership totaling $6.1 million.  The project was completed in June 2011, and once certain qualifying hurdles are met and maintained, the Bank will be entitled to $8.4 million in federal investment tax credits over a 10-year period.  The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At September 30, 2011 and December 31, 2010, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition.  As of September 30, 2011, the Corporation’s commitment in the Partnership is fully funded.  The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

(In thousands)	September 30, 2011	December 31, 2010
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$6,149	$6,050
Unfunded commitment (Other Liabilities)	0	966
Maximum exposure to loss	6,149	6,050

Note 17 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 amends ASC Topic 350, Intangibles – Goodwill and Other, to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 25, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Corporation is evaluating this guidance and it is not anticipated that this guidance will affect the Corporation’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 amends ASC Topic 220, Comprehensive Income,  to provide  the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. This guidance will not affect the Corporation’s financial position or results of operations, but will impact the presentation of the Corporation’s financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, with an emphasis on evaluating all aspects of the modification rather than a focus of specific criteria to determine a concession.  ASU 2011-02 also provides guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.  For public entities, the amended guidance was effective for the first interim or annual periods beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption.  Entities were also required to disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  The adoption of this guidance did not affect the Corporation’s financial position or results of operations.  The Corporation had no loans that were newly considered impaired under ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement for which impairment was previously measured under ASC Subtopic 450-20, Contingencies-Loss Contingencies.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”).  First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Insurance Group, LLC, a full service insurance provider organized under Maryland law (the “Insurance Group”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”).  The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.  The Bank has three wholly-owned subsidiaries:  OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectivly, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure.  The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest.  The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.  The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 31 automated teller machines.

At September 30, 2011, the Corporation had total assets of approximately $1.43 billion, net loans of approximately $899 million, and deposits of approximately $1.1 billion.  Shareholders’ equity at September 30, 2011 was approximately $98.3 million.

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

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio.  A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses (the “ALL”), the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia.  Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $1.6 million related to acquisitions of insurance “books of business” which is subject to amortization. The $12.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008, which is not subject to periodic amortization.

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

A valuation allowance is recognized to reduce any deferred tax assets that based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to ALL and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined no valuation allowances were needed at September 30, 2011 except for a state valuation allowance for certain state deferred tax assets associated with our Parent Company.

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

Management systematically evaluates securities for impairment on a quarterly basis.  Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (Section 320-10-35), management assesses whether (a) it has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery.  If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components.  The first is the loss attributable to declining credit quality.  Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made.  The second component consists of all other losses, which are recognized in other comprehensive loss.  In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future.  Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).  This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2011 and 2010 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the nine months ended September 30,
	2011	2010
Per Share Data
Basic net income/(loss) per common share	$.26	$(1.12)
Diluted net income/(loss) per common share	$.26	$(1.12)

Dividends paid on common shares	$0	$.12
Book Value	$11.08	$11.67

Significant Ratios
Return on Average Assets (a)	.25%	(.43)%
Return on Average Equity (a)	3.80%	(7.50)%
Dividend Payout Ratio (b)	0	(12.94)%
Average Equity to Average Assets	6.52%	5.72%

    Note: (a) Annualized
              (b) Cash dividends paid on common stock as a percent of net loss

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $1.6 million for the first nine months of 2011, compared to a net loss attributable to common shareholders of $6.9 million for the same period of 2010.  Basic and diluted net income per common share for the first nine months of 2011 was $.26, compared to basic and diluted net loss per common share of $1.12 for the same period of 2010. The change in earnings, from a net loss for the first nine months of 2010 to net income for the first nine months of 2011, resulted primarily from a $4.7 million reduction in provision for loan losses and a $1.7 million reduction in net losses from sales of securities and other real estate owned.  In addition, we have realized $19,000 in non-cash OTTI charges for the first nine months of 2011, compared to $8.3 million for the same period of 2010.  During the first nine months of 2011, we also recognized a gain of $1.4 million from the sale of a portion of the indirect auto loan portfolio.  The decreases in expenses and losses and the gain were partially offset by a $5.9 million increase in income tax and a decline in net interest income of $4.3 million.  The decrease in net interest income was driven by a $10.1 million reduction in interest income on a fully tax-equivalent (“FTE”) basis attributable to lower levels of loans and the lower interest rate environment.  The net interest margin for the first nine months of 2011, on an FTE basis, increased to 2.89% from 2.78% for the first nine months of 2010 and increased slightly as compared to 2.85% at June 30, 2011 and 2.71% for the year ended December 31, 2010.  We anticipate that the margin will continue to improve.

The provision for loan losses declined to $5.9 million for the nine months ended September 30, 2011, compared to $10.7 million for the same period of 2010.  The lower provision expense was primarily due to a leveling in the credit quality of our loan portfolio.  Specific allocations were made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance and management increased the qualitative factors affecting the ALL as a result of the post-recession effects and the distressed economic environment.

Interest expense on our interest-bearing liabilities decreased $5.5 million due primarily to a planned decrease of $234.3 million in average interest-bearing deposits and a $40.0 million decrease in average debt outstanding.  The decline in expense was also due to the low interest rate environment, and our decision to only increase special pricing for full relationship customers.

Other operating income increased $11.3 million during the first nine months of 2011 when compared to the same period of 2010.  This increase was primarily attributable to an $8.3 million decrease in non-cash credit-related OTTI charges, and a decrease of $3.3 million in net losses related to sales of securities, sales and write downs of other real estate owned and a gain recognized on the sale of a portion of the indirect auto loan portfolio.  Operating expenses decreased $2.6 million in the first nine months of 2011 when compared to the same period of 2010.  This decrease was due primarily to a $1.1 million decline in salaries and benefits related to a reduction in full-time equivalents through attrition within the Corporation and reduced pension expense and a decline of $1.2 million in FDIC premiums attributable to the repayment of brokered deposits.

Consolidated net income available to common shareholders for the third quarter of 2011 totaled $.3 million or $.05 per common share, compared to a net loss attributable to common shareholders of $.1 million or $.01 per common share for the same period of 2010.  The net interest margin for the third quarter of 2011 was 2.97%, compared to 2.51% for the same period of 2010.  This increase was primarily attributable to the decrease in higher yielding interest-bearing liabilities of $376.9 million and a lower rate environment when compared to the third quarter 2010.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities.  For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets.  FTE income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.  The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011			2010
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$961,986	$39,838	5.54%	$1,110,710	$46,635	5.61%
Investment securities	247,829	6,277	3.39	247,401	9,491	5.15
Other interest earning assets	164,102	327	.27	287,453	407	.19
Total earning assets	$1,373,917	46,442	4.52%	$1,645,564	56,533	4.59%

Interest-bearing liabilities
Interest-bearing deposits	$1,019,294	9,724	1.28%	$1,253,588	13,904	1.48%
Short-term borrowings	41,170	177	.57	45,507	207	.61
Long-term borrowings	220,453	6,888	4.18	256,098	8,205	4.28
Total interest-bearing liabilities	$1,280,917	16,789	1.75%	$1,555,193	22,316	1.92%

Net interest income and spread		$29,653	2.77%		$34,217	2.67%
Net interest margin			2.89%			2.78%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis decreased $4.6 million during the first nine months of 2011 over the same period in 2010 due to a $10.1 million (17.8%) decrease in interest income, which was partially offset by a $5.5 million (24.8%) decrease in interest expense.  The decrease in net interest income was primarily due to the reduction in the average balances of earning assets.  The lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income comparing the two periods. Management has made the decision to invest in shorter duration investment securities during this time of historically low interest rates.  The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 11 basis points as it increased to 2.89% for the nine months ended September 30, 2011 from 2.78% for the same period of 2010.  The net interest margin was 2.85% at June 30, 2011 and 2.71% for the year ended December 31, 2010.

The overall $271.6 million decrease in average interest-earning assets, driven by the reduction in loans, impacted the 7 basis point decline in the average yield on our average earning assets, which dropped from 4.59% for the first nine months of 2010 to 4.52% for the first nine months of 2011 (on an FTE basis).

Interest expense decreased during the first nine months of 2011 when compared to the same period of 2010 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy, our decision to only increase special rates on time deposits for full relationship customers, the reduction in the average balance of total interest-bearing liabilities and the shorter duration of the portfolio. The average balance of interest-bearing liabilities decreased by $274.3 million as management continued its strategy to right-size the balance sheet by using cash to repay brokered deposits and wholesale long-term borrowings. The overall effect was a 17 basis point decrease in the average rate paid on our average interest-bearing liabilities from 1.92% for the nine months ended September 30, 2010 to 1.75% for the same period of 2011.

The following table sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-earning liabilities for the three months ended September 30, 2011 and 2010.

	For the three months ended September 30,
	2011			2010
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$928,852	$12,650	5.40%	$1,063,538	$15,246	5.75%
Investment securities	263,225	2,095	3.16	233,055	2,310	3.98
Other interest earning assets	113,796	88	.31	365,817	183	.20
Total earning assets	$1,305,873	14,833	4.51%	$1,662,410	17,739	4.28%

Interest-bearing liabilities
Interest-bearing deposits	$954,458	2,821	1.17%	$1,283,068	4,682	1.46%
Short-term borrowings	42,962	50	.46	55,176	68	.49
Long-term borrowings	207,453	2,187	4.18	243,526	2,602	4.29
Total interest-bearing liabilities	$1,204,873	5,058	1.67%	$1,581,770	7,352	1.86%

Net interest income and spread		$9,775	2.84%		$10,387	2.42%
Net interest margin			2.97%			2.51%

Note:  Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis decreased $.6 million during the third quarter of 2011 over the same period in 2010 due to a $2.9 million (16.4%) decrease in interest income, which was partially offset by a $2.3 million (31.2%) decrease in interest expense.  The decrease in net interest income was primarily due to the reduction in the average balances of earning assets.  The lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income comparing the two periods.  The average rate on interest-earning assets increased primarily due to the reduction in cash levels.  The average rate on interest-bearing liabilities decreased due to lower deposit rates across all product lines.

Provision for Loan Losses

The provision for loan losses was $5.9 million for the first nine months of 2011, compared to $10.7 million for the same period of 2010, and $1.3 million for the three months ended September 30, 2011, compared to $3.5 million for the same period of 2010.  The lower provision for loan losses resulted primarily from stabilization in our total rolling historical loss rates and qualitative factors utilized in the determination of the ALL and stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”).  Approximately $.6 million of the lower provision for the first nine months of 2011 was related to the sale of $32.5 million of our indirect auto portfolio in the second quarter 2011.  Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of losses, decreased $.3 million during the first nine months of 2011 when compared to the same period of 2010.  Service charge income decreased $.7 million due primarily to a reduction in non-sufficient funds (NSF) fees resulting from newly enacted regulation of overdraft fees.  Debit card income increased $.4 million during the first nine months of 2011 when compared to the same period of 2010 due to increased consumer spending and higher customer awareness of our rewards program.  Trust department income increased $.3 million during the first nine months of 2011 when compared to the first nine months of 2010 due to an increase in assets under management and the fees received on those accounts.  Assets under management were approximately $582 million at September 30, 2011, a 2% increase over September 30, 2010.

Net losses of $.1 million were reported through other income in the first nine months of 2011, compared to net losses of $11.7 million during the same period of 2010.  There were $19,000 in losses during the first nine months of 2011 that were attributable to non-cash OTTI charges on the investment portfolio, down from the $8.3 million during the same period of 2010.  The reduced OTTI charges are a result of improvement in the financial industry which makes up the primary collateral of the collateralized debt obligation portfolio.  Net gains of $.6 million from sales of investments and the $1.4 million gain from the sale of the $32.5 million of our indirect auto loan portfolio were offset by $1.9 million in write-downs of other real estate owned and $.2 million of losses on sales of other real estate owned.

Other operating income, exclusive of losses, remained fairly stable during the third quarter of 2011 when compared to the same period of 2010.  Service charge income decreased $.2 million due primarily to a reduction in non-sufficient funds (NSF) fees.  Debit card income increased $.1 million during the third quarter of 2011 when compared to the same period of 2010 due to increased consumer spending and higher customer awareness of our rewards program.

Net losses of $.8 million were reported through other income in the third quarter of 2011, compared to net losses of $.9 million during the same period of 2010.  There were no losses during the third quarter of 2011 that were attributable to non-cash OTTI charges on the investment portfolio, down from the $.2 million during the same period of 2010.  Net gains of $.3 million from sales of investments were offset by $.9 million in write-downs of other real estate owned and $.2 million in losses from sales of other real estate owned.

The following table shows the major components of other operating income for the nine and three months ended September 30, 2011 and 2010, exclusive of net gains/(losses):

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
Service charges	25%	30%	26%	29%
Trust department	29%	26%	30%	24%
Insurance commissions	17%	18%	18%	18%
Debit card Income	14%	10%	13%	10%
Bank owned life insurance	7%	7%	7%	7%
Other income	8%	9%	6%	12%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses decreased $2.6 million (8%) for the first nine months of 2011 when compared to the first nine months of 2010.  The decrease was primarily due to a decline of $1.1 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation, reduced pension expense and a decline of $1.2 million in FDIC premiums attributable to the repayment of brokered deposits.

The decrease of $1.1 million (10%) in other operating expenses for the third quarter of 2011 was primarily due to a decline of $.4 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation and a decline of $.5 million in FDIC premiums attributable to the repayment of brokered deposits.  Other expenses decreased $.1 million for the third quarter of 2011 when compared to the same period of 2010.  This decrease is attributable to decreases in postage, contract labor and the completion of amortization of the Huntington branch goodwill in late 2010.

The composition of other operating expenses for the nine and three months ended September 30, 2011 and 2010 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
Salaries and employee benefits	49%	49%	50%	48%
FDIC premiums	6%	9%	4%	9%
Occupancy, equipment and data processing	21%	19%	21%	19%
Other	24%	23%	25%	24%
	100%	100%	100%	100%

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

The effective tax benefit rate for the first nine months of 2011 was 15.5%, compared to an effective tax benefit rate of 52% for the first nine months of 2010.  The decrease thus far in 2011 when compared to the same time period in 2010 was primarily attributable to an increase in earnings in the first nine months of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.4 billion at September 30, 2011, a decrease of $262.3 million since December 31, 2010.  During this time period, cash and interest-bearing deposits in banks decreased $214.4 million, our investment portfolio increased $48.1 million, and gross loans decreased $58.2 million, net of the sale of $32.5 million of the indirect auto portfolio during the second quarter of 2011.  Total liabilities decreased by approximately $265.0 million during the first nine months of 2011, reflecting decreases in total deposits of $235.4 million and long-term borrowings of $35.8 million due to repayment of three maturing FHLB advances, offset by an increase of $5.3 million in short-term borrowings.  Total deposits decreased primarily as a result of repayment of $161.0 million in brokered deposits and the maturity of $51.7 million in CDARs deposits.  Shareholders’ equity increased $2.7 million from December 31, 2010 to September 30, 2011 as a result of net income earned during the period.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	September 30, 2011		December 31, 2010
Commercial real estate	$321,352	35%	$348,584	34%
Acquisition and development	147,580	16	156,892	16
Commercial and industrial	70,541	8	69,992	7
Residential mortgage	345,525	37	356,742	35
Consumer	34,025	4	77,543	8
Total Loans	$919,023	100%	$1,009,753	100%

Comparing loans at September 30, 2011 to loans at December 31, 2010, outstanding loans decreased by $58.2 million (5.8%), net of the sale of $32.5 million of the indirect auto portfolio.  Commercial real estate (“CRE”) loans decreased $27.2 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments.  Commercial and industrial (“C&I”) loans increased $.5 million and residential mortgages declined $11.2 million.  The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations.  The consumer portfolio declined $43.5 million due primarily to the sale of $32.5 million of retail installment contracts in our indirect auto loan portfolio and $11.0 million as repayment activity in the indirect auto portfolio exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks.  At September 30, 2011, approximately 67% of the commercial loan portfolio was collateralized by real estate, compared to approximately 71% and 69% at December 31, 2010 and June 30, 2011, respectively.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated.  Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	September 30, 2011	% of Applicable Portfolio	December 31, 2010	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$11,970	3.7%	$11,893	3.4%
Acquisition and development	12,010	8.1%	16,269	10.4%
Commercial and industrial	10,050	14.2%	1,355	1.9%
Residential mortgage	3,403	.98%	5,236	1.5%
Consumer	26	.08%	152	.2%
Total non-accrual loans	$37,459	4.1%	$34,905	3.5%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	173		128
Commercial and industrial	1		44
Residential mortgage	580		2,437
Consumer	73		183
Total loans past due 90 days or more	$827		$2,792

Total non-accrual and loans past due 90 days or more	$38,286		$37,697

Restructured Loans (TDRs):
Performing	$13,251		$5,506
Non-accrual (included above)	6,432		9,593
Total TDRs	$19,683		$15,099

Other Real Estate Owned	$17,508		$18,072

Impaired loans without a valuation allowance	$43,919		$42,890
Impaired loans with a valuation allowance	22,437		19,713
Total impaired loans	$66,356		$62,603
Valuation allowance related to impaired loans	$4,736		$4,366

Performing loans considered to be impaired (including performing troubled debt restructures, or TDRs), as defined and identified by management, amounted to $28.9 million at September 30, 2011 and $27.7 million at December 31, 2010.  Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms.  These loans consist primarily of acquisition and development (A&D”) loans and CRE loans.  The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds.  Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $6.5 million during the nine months ended September 30, 2011. Two CRE loans totaling $1.3 million were removed from impaired status due to satisfactory payment performance. Three A&D loans, two CRE loans and one residential mortgage loan, totaling $3.7 million, that were previously performing impaired were modified and classified as performing TDRs in the year-to-date period.  Net principal repayments totaling $1.5 million were received on other performing impaired loans in the year-to-date period.  Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are troubled debt restructurings by class as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$290	0	$0
All other CRE	1	3,187	0	0
Acquisition and development
1-4 family residential construction	1	2,491	0	0
All other A&D	6	5,168	4	2,778
Commercial and industrial	1	724	1	717
Residential mortgage
Residential mortgage – term	5	1,391	7	2,011
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	16	$13,251	12	$5,506

Non-accrual
Commercial real estate
Non owner-occupied	2	$1,552	2	$1,629
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	4,339	5	6,361
Commercial and industrial	1	323	1	1,355
Residential mortgage
Residential mortgage – term	1	218	2	248
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	8	6,432	10	9,593
Total TDRs	24	$19,683	22	$15,099

The level of TDRs increased $4.6 million during the nine months ended September 30, 2011, reflecting the addition of 10 loans totaling $9.2 million to performing TDRs and the repayment of one performing TDR totaling $.3 million and two non-accrual TDRs totaling $.7 million.  Loans totaling $1.0 million that had been modified prior to 2011 at market rates were removed from performing TDRs during the first quarter because the borrowers had made at least six consecutive payments and were current at the time of reclassification.  Principal payments of $.2 million were received on performing TDRs and $2.2 million on non-accrual TDRs during the nine months ended September 30, 2011. There was a partial charge-off of $.2 million on one non-accrual C&I TDR in the year-to-date period.

Allowance and Provision for Loan Losses

The ALL is maintained to absorb losses from the loan portfolio.  The ALL is based on management’s continuing evaluation of the quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

The ALL is also based on estimates, and actual losses will vary from current estimates.  These estimates are reviewed quarterly, and as adjustments, either positive or negative, become necessary, a corresponding increase or decrease is made in the ALL.  The methodology used to determine the adequacy of the ALL is consistent with prior years.  An estimate for probable losses related to unfunded lending commitments, such as letters of credit and binding but unfunded loan commitments is also prepared.  This estimate is computed in a manner similar to the methodology described above, adjusted for the probability of actually funding the commitment.

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(in thousands)	2011	2010
Balance, January 1	$22,138	$20,090
Charge-offs:
Commercial real estate	(5,508)	(513)
Acquisition and development	(1,048)	(3,601)
Commercial and industrial	(515)	(1,402)
Residential mortgage	(1,403)	(1,701)
Consumer	(673)	(1,489)
Total charge-offs	(9,147)	(8,706)
Recoveries:
Commercial real estate	91	94
Acquisition and development	278	1,067
Commercial and industrial	15	380
Residential mortgage	415	330
Consumer	406	380
Total recoveries	1,205	2,251
Net credit losses	(7,942)	(6,455)
Provision for loan losses	5,939	10,653
Balance at end of period	$20,135	$24,288

Allowance for loan losses to loans outstanding (as %)	2.19%	2.33%
Net charge-offs to average loans outstanding during the period, annualized (as %)	1.10%	.77%

The ALL decreased to $20.1 million at September 30, 2011, compared to $22.1 million at December 31, 2010 and $24.3 million at September 30, 2010.  The provision for loan losses for the first nine months of 2011 decreased to $5.9 million from $10.7 million for the same period in 2010.   Net charge-offs rose to $7.9 million at September 30, 2011compared to $6.5 million at September 30, 2010.  Included in the net charge-offs for the nine months ended September 30, 2011 were partial charge-offs of $5.1 million for two large CRE loans. The decrease in the provision for loan losses from September 30, 2010 to September 30, 2011 resulted from management’s analysis of the adequacy of the loan loss reserve, declining loan balances and improving economic conditions as noted by the Federal Reserve.  The sale of $32.5 million of the indirect auto portfolio, releasing $.6 million in provision expense, was a contributing factor to the lower provision expense. The ALL to loans outstanding as of September 30, 2011 of 2.19% is lower than the 2.33% from the same period last year due to a focused effort by management to recognize potential problem loans and record specific allocations and adjust qualitative factors to reflect the current quality of the loan portfolio.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2011 totaled an annualized 1.10%, compared to an annualized .77% for the same period in 2010 and 1.28% for the year ended December 31, 2010. Relative to December 31, 2010, all segments of loans, with the exception of CRE loans, showed improvement.  The annualized net charge-off ratio for CRE loans as of September 30, 2011 was 2.16%, compared to .13% as of December 31, 2010, as a result of the $5.1 million partial charge-offs described above.  The annualized net charge-off ratio for A&D loans as of September 30, 2011 was .67%, compared to 4.46% as of December 31, 2010.  The ratios for C&I loans were .95% and 2.23% for September 30, 2011 and December 31, 2010, respectively.  The residential mortgage ratios were .38% and .44% and the consumer loan ratios were .64% and 1.34%.

Accruing loans past due 30 days or more declined to 2.85% of the loan portfolio at September 30, 2011, compared to 3.62% at December 31, 2010, but increased from 1.28% of the loan portfolio at June 30, 2011.  The increase in the quarter is due to one relationship totaling $9.9 million ($5.2 million of Other CRE loans and $4.8 million of Other Acquisition and Development loans) and one non owner-occupied CRE loan of $4.9 million, all of which were 60-89 days past due at September 30, 2011.  Subsequent to September 30, 2011, the borrower in the aforementioned relationship declared bankruptcy; however, the Bank believes that the loans are well secured.  The non owner-occupied CRE loan is part of a participation in which the third party servicer has refused to accept payments from the borrower due to non-payment technical defaults.  As a result, the borrower is in the process of re-financing, and the Bank expects the payment delinquencies to be remedied prior to year end.  The delinquency ratio in the consumer segment at September 30, 2011 of 4.73%, compared to 3.87% at December 31, 2010 was negatively impacted by the sale of $32.5 million of our indirect auto portfolio, although the 30 days or more past due loans declined by $1.1 million.  Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $37.5 million as of September 30, 2011, compared to $39.0 million as of September 30, 2010 and $34.9 million as of December 31, 2010.  Non-accrual loans which have been subject to a partial charge-off totaled $8.9 million as of September 30, 2011, compared to $2.9 million as of December 31, 2010.  Comparing the nine-month periods ending September 30, 2011 and September 30, 2010, total non-accrual loan balances have declined. Additionally, potential losses have been recognized in significantly more non-accrual loans as of September 30, 2011 than for the same time period of 2010.

Management believes that the ALL at September 30, 2011 is adequate to provide for probable losses inherent in our loan portfolio.  Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors.  Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2011, the total amortized cost basis of the available-for-sale investment portfolio was $300.6 million, compared to a fair value of $277.8 million.  Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	September 30, 2011			December 31, 2010
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV as % of Total	Amortized Cost	Fair Value (FV)	FV as % of Total
Securities Available-for-Sale:
U.S. treasuries	$8,000	$8,000	3%	$0	$0	0%
U.S. government agencies	35,057	35,148	13%	24,813	24,850	11%
Residential mortgage-backed agencies	152,553	154,151	55%	98,109	99,613	43%
Collateralized mortgage obligations	683	566	1%	763	662	1%
Obligations of states and political subdivisions	68,042	70,582	25%	94,250	94,724	41%
Collateralized debt obligations	36,280	9,372	3%	36,533	9,838	4%
Total Investment Securities	$300,615	$277,819	100%	$254,468	$229,687	100%

Total investment securities have increased $48.1 million since December 31, 2010.  At September 30, 2011, the securities classified as available-for-sale included a net unrealized loss of $22.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $268.4 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $4.1 million at September 30, 2011.  The remaining $9.4 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets).  The $26.9 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.9 million represent non-credit related OTTI charges on 13 of the securities, while $9.0 million of unrealized losses relates to five securities which have had no credit related OTTI.  The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2011.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)
Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	767	459	(308)	C	303,1 12	28.70%	141,500	(45,963)	-32.48%	17 / 24
Preferred Term Security XI*	B-1	1,364	400	(964)	C	635,775	27.10%	416,465	(114,063)	-27.39%	44 / 64
Preferred Term Security XVI*	C	171	55	(116)	C	606,040	46.23%	295,365	(202,348)	-68.51%	32 / 56
Preferred Term Security XVIII	C	3,022	815	(2,207)	C	676,565	24.26%	502,798	(91,081)	-18.11%	54 / 79
Preferred Term Security XVIII*	C	2,068	543	(1,525)	C	676,565	24.26%	502,798	(91,081)	-18.11%	55 / 79
Preferred Term Security XIX*	C	3,023	425	(2,598)	C	700,535	27.46%	507,281	(114,535)	-22.58%	50 / 73
Preferred Term Security XIX*	C	1,309	182	(1,127)	C	700,535	27.46%	507,281	(114,535)	-22.58%	50 / 73
Preferred Term Security XIX*	C	2,196	304	(1,892)	C	700,535	27.46%	507,281	(114,535)	-22.58%	50 / 73
Preferred Term Security XIX*	C	1,310	182	(1,128)	C	700,535	27.46%	507,281	(114,535)	-22.58%	50 / 73
Preferred Term Security XXII*	C-1	1,559	272	(1,287)	C	1,386,600	29.53%	892,100	(228,357)	-25.60%	60 / 93
Preferred Term Security XXII*	C-1	3,898	680	(3,218)	C	1,386,600	29.53%	892,100	(228,357)	-25.60%	60 / 93
Preferred Term Security XXIII*	C-1	2,040	522	(1,518)	C	1,467,000	24.30%	979,500	(172,599)	-17.62%	91/ 121
Preferred Term Security XXIII*	D-1	2,002	302	(1,700)	C	1,467,000	24.30%	979,500	(281,692)	-28.76%	91 / 121
Preferred Term Security XXIII*	D-1	667	101	(566)	C	1,467,000	24.30%	979,500	(281,692)	-28.76%	91 / 121
Preferred Term Security XXIV*	C-1	884	67	(817)	C	1,050,600	36.96%	660,300	(266,302)	-40.33%	57 / 90
Preferred Term Security I-P-I	B-2	2,000	945	(1,055)	CCC-	351,000	9.26%	161,000	3,486	2.17%	15 / 17
Preferred Term Security I-P-IV	B-1	3,000	1,169	(1,831)	CCC-	325,000	14.15%	249,150	12,207	4.90%	26 / 30
Preferred Term Security I-P-IV	B-1	5,000	1,949	(3,051)	CCC-	325,000	14.15%	249,150	12,207	4.90%	26 / 30

Total Level 3 Securities Available for Sale		$36,280	$9,372	$(26,908)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters.  Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 46.23% of the total collateral balances underlying the securities.  The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches.  These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments.  There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche.  However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2011 is not active and markets for similar securities are also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels.  The new issue market is also inactive, as no new CDOs have been issued since 2007.  There are currently very few market participants who are willing to transact for these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels.  Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2011, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio.  Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2010 and September 30, 2011.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the third quarter of 2011 and one security with previously recorded OTTI had no further impairment.  As a result of the assessment, the Corporation recorded $19,000 in credit-related non-cash OTTI charges on the CDO security in earnings for the nine-month period ended September 30, 2011.  Management does not intend to sell this security nor is it more likely than not that the Corporation will be required to sell the security prior to recovery.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade.  Securities rated one level below investment grade require a 200% risk weighting.  Additional methods are applicable to securities rated more than one level below investment grade.  Management believes that, as of September 30, 2011, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses.  Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	September 30, 2011		December 31, 2010
Non-interest bearing demand deposits	$150,756	14%	$121,142	9%
Interest-bearing deposits:
Demand	96,464	9	100,472	8
Money Market:
Retail	220,698	21	217,401	17
Brokered	0	0	55,545	4
Savings deposits	99,795	9	93,543	7
Time deposits less than $100,000	237,318	22	278,588	22
Time deposits $100,000 or more:
Retail	202,955	19	221,564	17
Brokered/CDARS	58,234	6	213,391	16
Total Deposits	$1,066,220	100%	$1,301,646	100%

Total deposits decreased $235.4 million during the first nine months of 2011 when compared to deposits at December 31, 2010.  Non-interest bearing deposits increased $29.6 million.  Traditional savings accounts increased $6.3 million due to continued growth in our Prime Saver product.  Total money market accounts decreased $52.2 million due to the repayment of $55.5 million in brokered accounts.  Time deposits less than $100,000 declined $41.3 million and time deposits greater than $100,000 decreased $173.8 million.  The decrease in time deposits greater than $100,000 was primarily due to the repayment of $105.5 million in brokered certificates of deposit and $49.7 million of maturities in our CDARs product.  Although brokered deposits are at very low rates in the current environment, management made the decision to right-size the balance sheet by using cash to repay brokered deposits and to allow certificates of deposit for non-relationship customers to run off. Our internal treasury team has developed a strategy to increase our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In thousands)	September 30, 2011	December 31, 2010
Securities sold under agreements to repurchase	$44,462	$39,139
Total short-term borrowings	$44,462	$39,139

FHLB advances	$160,578	$196,370
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$207,308	$243,100

Total short-term borrowings increased by approximately $5.3 million during the first nine months of 2011 due to increases in treasury management customer deposits.  Long-term borrowings decreased during the first nine months of 2011 by $35.8 million due to the repayment of three FHLB advances totaling $35.0 million and scheduled monthly amortization of long-term advances.  Provided that we can maintain sufficient liquidity levels, management intends to repay the $15.0 million FHLB advance at its December 2011 maturity.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans.  The factors that determine the institution’s liquidity are:

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations.  That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions.  The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs.  The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds.  When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Company may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (FTN Financial, M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank).
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

Throughout 2010 and 2011, we shifted our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipated a rising rate environment in the future.  As of September 30, 2011, we were slightly asset sensitive.

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

Capital Resources

The Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators.  These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit.  The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions.  The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the ALL, subject to certain limitations.

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

The following table presents our capital ratios:

	September 30, 2011	December 31, 2010	Required for Capital Adequacy Purposes	Required To Be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	13.01%	11.57%	8.00%	10.00%
First United Bank & Trust	13.24%	11.53%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.25%	9.74%	4.00%	6.00%
First United Bank & Trust	11.97%	10.26%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	8.93%	7.34%	4.00%	5.00%
First United Bank & Trust	9.49%	7.73%	4.00%	5.00%

As of September 30, 2011, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the board of directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year.  At the request of the Federal Reserve Bank of Richmond (the “FRBR”), First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010.  Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the board of directors declares the next quarterly cash dividend.  Management cannot predict whether or when the board of directors will resume the declaration of quarterly dividends on the Series A Preferred Stock.  First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the FRBR, the board of directors of First United Corporation elected to defer quarterly interest payments under the junior subordinated debentures issued to the Trusts (the “TPS Debentures”) beginning with the payment that was due in March 2011.  As of September 30, 2011, this deferral election remained in effect and cumulative deferred interest was approximately $1.5 million, which must be paid in full when the board of directors elects to terminate the deferral.  First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.  Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

In connection with, and as a result of, the aforementioned deferrals, the board of directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock until further notice.  The payment of cash dividends on the common stock is at the discretion of the board of directors and is dependent on our earnings in future periods.  In addition, cash dividends on the common stock may be paid only if all accrued and unpaid interest due under the TPS Debentures and all accrued and unpaid dividends due under the Series A Preferred Stock have been paid in full.  There can be no assurance as to if or when First United Corporation will resume the payment of cash dividends on the common stock.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers.  Letters of credit commit us to make payments on behalf of customers when certain specified future events occur.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies.  Loan commitments and letters of credit totaled $86.0 million and $1.8 million, respectively, at September 30, 2011, compared to $88.1 million and $4.9 million, respectively, at December 31, 2010.  We are not a party to any other off-balance sheet arrangements.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including its principal executive officer (“CEO”) and its principal accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2011 was carried out under the supervision and with the participation of Management, including the CEO and the CFO.  Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first nine months of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management does not believe that any material changes in our risk factors have occurred since December 31, 2010 except as follows with respect to the risks relating to the securities issued by First United Corporation:

If First United Corporation fails to make a six or more quarterly dividend payments on its Series A Preferred Stock, the holders thereof will have the right to elect up to two additional directors to the Board of Directors.

Subject to the declaration thereof by the board of directors of First United Corporation, the terms of the Series A Preferred Stock provide for the payment of quarterly cash dividends on February 15th, May 15th, August 15th and November 15th of each year.  Dividends will accrue regardless of whether the board declares a dividend on any such date.  The terms further provide that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting First United Corporation’s board of directors will automatically be increased by two, from 14 directors to 16 directors (based on the current board structure).  Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock (“Voting Parity Stock”), voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (“Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.  First United Corporation currently has no outstanding Voting Parity Stock.  As discussed above, First United Corporation has not paid cash dividends on the Series A Preferred Stock for four quarterly dividend periods, since August 15, 2010.  As of the date of this report, the board of directors does not intend to declare a quarterly cash dividend to be paid on November 15, 2011, which would be the fifth consecutive quarterly dividend period.  Holders of the common stock would not be entitled to vote on the election of any Preferred Stock Directors.

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

FIRST UNITED CORPORATION

Date: November 10, 2011	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date November 10, 2011	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, between First United Bank & Trust and William B. Grant (filed herewith).

10.2	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, between First United Bank & Trust and Carissa L. Rodeheaver and Steve Lantz (filed herewith).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)