Form 10-K
period 2011-12-31
FIRST UNITED CORP/MD/
filed 2012-03-14
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ (Not Applicable)

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2011: $27,627,127.

The number of shares of the registrant’s common stock outstanding as of February 29, 2012: 6,182,757

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Forward-Looking Statements

This Annual Report on Form 10-K of First United Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the risk that the weak national and local economies and depressed real estate and credit markets caused by the recent global recession will continue to decrease the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”). First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First

[3]

United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Group”) that, through the close of business on December 31, 2011, operated as a full service insurance provider under Maryland law. Effective on January 1, 2012, the Insurance Group sold substantially all of its assets, net of cash, and is no longer an active subsidiary. The operations of, and results for, the Insurance Group are discussed in this Annual Report.

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

At December 31, 2011, we had total assets of approximately $1.39 billion, net loans of approximately $919 million, and deposits of approximately $1.03 billion. Shareholders’ equity at December 31, 2011 was approximately $96.7 million.

First United Corporation maintains an Internet website at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 28 banking offices, one call center and 31 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Hardy County, and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with PrimeVest Financial Services, Inc., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and a complete line of insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Lending Activities— Our lending activities are conducted through the Bank. Previously, we also made certain consumer loans through the OakFirst Loan Centers. During 2010, management decided to wind down the OakFirst Loan Centers and now their sole activity is servicing existing loans.

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

Commercial real estate (“CRE”) loans are primarily those secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and motels, retail buildings and general purpose business space. The Bank attempts to mitigate the risks associated with these loans through low loan to value ratio standards, thorough financial analyses, and management’s knowledge of the local economy in which the Bank lends.

[4]

The risk of loss associated with CRE construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

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

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with three or five year adjustable rate mortgages.

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

Deposit Activities— The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit that are FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2011 and 2010, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $595 million and $590 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

Insurance Activities—Through December 31, 2011, we offered a full range of insurance products and services to customers in our market areas through the Insurance Group. Information about income from insurance activities for each of the years ended December 31, 2011 and 2010 may be found under “Other Operating Income” in the Consolidated Statements of Income included in Item 8 of Part II of this annual report. The Insurance Group sold substantially all of its assets, net of cash, effective on January 1, 2012. More information about the sale can be found in Item 7 – Recent Developments.

[5]

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2011, the most recent date for which comparative information is available.

	Offices (in Market)	Deposits (in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	5	$296,570	43.98%
Manufacturers & Traders Trust Company	6	158,563	23.52%
First United Bank & Trust	4	124,309	18.44%
PNC Bank NA	3	50,338	7.47%
Standard Bank	2	44,515	6.60%

Source: FDIC Deposit Market Share Report

[6]

Frederick County, Maryland:
PNC Bank NA	21	1,029,381	27.90%
Branch Banking & Trust Co.	12	687,889	18.64%
Bank Of America NA	6	299,746	8.12%
Frederick County Bank	4	263,879	7.15%
Manufacturers & Traders Trust Company	6	238,789	6.47%
Woodsboro Bank	7	184,112	4.99%
Capital One NA	6	183,748	4.98%
First United Bank & Trust	4	142,891	3.87%
SunTrust Bank	3	128,130	3.47%
Middletown Valley Bank	4	120,307	3.26%
BlueRidge Bank	1	119,336	3.23%
Wells Fargo Bank NA	1	100,331	2.72%
Sandy Spring Bank	4	88,558	2.40%
Damascus Community Bank	2	31,286	0.85%
Columbia Bank	2	26,867	0.73%
Sovereign Bank	1	24,510	0.66%
Harvest Bank of Maryland	1	19,795	0.54%
WoodForest National Bank	1	197	0.01%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	6	442,589	67.32%
Susquehanna Bank	2	97,470	14.82%
Manufacturers & Traders Trust Company	5	83,395	12.68%
Clear Mountain Bank	1	26,677	4.06%
Miners & Merchants Bank	1	7,353	1.12%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	10	526,986	26.35%
Columbia Bank	11	424,506	21.23%
Manufacturers & Traders Trust Company	11	357,603	17.88%
Centra Bank, Inc.	2	152,861	7.64%
PNC Bank NA	5	148,780	7.44%
Sovereign Bank	4	111,103	5.56%
First United Bank & Trust	3	86,581	4.33%
Graystone Tower Bank	3	77,695	3.89%
Citizens National Bank of Berkeley Springs	1	38,840	1.94%
Capital One NA	2	35,024	1.75%
Orrstown Bank	1	26,026	1.30%
Jefferson Security Bank	1	7,932	0.40%
Middletown Valley Bank	1	5,726	0.29%

Source: FDIC Deposit Market Share Report

[7]

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	337,309	30.10%
Centra Bank, Inc.	4	193,694	17.28%
First United Bank & Trust	5	133,671	11.93%
City National Bank of West Virginia	4	122,168	10.90%
Susquehanna Bank	3	96,589	8.62%
Jefferson Security Bank	2	67,322	6.01%
MVB Bank Inc.	1	61,112	5.45%
Bank of Charles Town	2	50,217	4.48%
Citizens National Bank of Berkeley Springs	3	37,863	3.38%
Summit Community Bank	1	14,010	1.25%
Woodforest National Bank	1	714	0.06%

Source: FDIC Deposit Market Share Report

Hardy County, West Virginia:
Summit Community Bank, Inc.	4	489,852	73.84%
Capon Valley Bank	3	117,307	17.68%
Pendleton Community Bank, Inc.	1	25,686	3.87%
First United Bank & Trust	1	18,965	2.86%
Grant County Bank	1	11,622	1.75%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	75,638	34.42%
Branch Banking & Trust Company	2	70,921	32.27%
Manufacturers & Traders Trust Company	2	39,864	18.14%
Grant County Bank	1	33,358	15.18%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
Centra Bank, Inc.	5	434,159	24.28%
Branch Banking & Trust Company	5	418,575	23.41%
Huntington National Bank	7	381,424	21.33%
United Bank	4	170,675	9.54%
Clear Mountain Bank	5	151,061	8.45%
Wesbanco Bank, Inc.	5	92,490	5.17%
First United Bank & Trust	3	83,467	4.67%
First Exchange Bank	2	29,617	1.66%
Citizens Bank of Morgantown, Inc.	1	21,376	1.20%
PNC Bank NA	1	5,380	0.30%

Source: FDIC Deposit Market Share Report

For further information about competition in our market areas, see the Risk Factor entitled “We operate in a competitive environment, and our inability to effectively compete could adversely and materially impact our financial condition and results of operations” in Item 1A of Part I of this annual report.

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to First United Corporation and its subsidiaries and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on our business.

[8]

General

First United Corporation is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

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

All non-bank subsidiaries of First United Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland Commissioner. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, OakFirst Loan Center, LLC is subject to licensing and regulation by the Maryland Commissioner, and the Insurance Group was subject to licensing and regulation by various state insurance authorities. Retail sales of insurance products by these insurance affiliates are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994 by the FDIC, the FRB, the Office of the Comptroller of the Currency, and the Office of Thrift Supervision.

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. The GLB Act permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, the GLB Act has the effect of broadening the permitted activities of First United Corporation and the Bank.

First United Corporation and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, First United Corporation and its non-bank affiliates by the Bank. Section 23B requires that transactions between the Bank and First United Corporation and its non-bank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

Under FRB policy, First United Corporation is expected to act as a source of strength to the Bank, and the FRB may charge First United Corporation with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of First United Corporation causes a loss to the FDIC, other insured subsidiaries of the Corporation could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.

[9]

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including First United Corporation and the Bank.

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

These new laws, regulations and regulatory actions will cause our regulatory expenses to increase. Additionally, due in part to numerous bank failures throughout the country since 2008, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise

[10]

its rate structure.

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Consumer Protection Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred securities issuances from counting as Tier 1 capital. These developments may limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

Further information about our capital resources is provided in Item 7 of Part II of this annual report under the heading “Capital Resources”. Information about the capital ratios of First United Corporation and of the Bank as of December 31, 2011 is set forth in Note 4 to our audited consolidated financial statements, which are included in Item 8 of Part II of this annual report (the “Consolidated Financial Statements”).

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

[11]

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

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the Deposit Insurance Fund to an acceptable level. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. It was also announced that the assessment rate would increase by 3 basis points effective January 1, 2011. The prepayment is accounted for as a prepaid expense and is amortized quarterly. The prepaid assessment qualifies for a zero risk weight under the risk-based capital requirements. The Bank expensed $2.4 million and $4.0 million in FDIC premiums for 2011 and 2010, respectively. In December 2009, the Bank prepaid approximately $11 million in FDIC premiums and the balance at December 31, 2011 was approximately $5 million.

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

Federal Securities Law

The shares of common stock of First United Corporation are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. First United Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and First United Corporation must comply with certain enhanced corporate governance requirements.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on our businesses and earnings.

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposit, loan, and insurance demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

[12]

EMPLOYEES

At December 31, 2011, we employed 429 individuals, of whom 341 were full-time employees.

ITEM 1A. RISK FACTORS

The significant risks and uncertainties related to us, our business and our securities of which we are aware are discussed below. You should carefully consider these risks and uncertainties before making investment decisions in respect of our securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our securities. If any of these risks materialize, you could lose all or part of your investment in First United Corporation. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also consider the other information contained in this annual report, including our financial statements and the related notes, before making investment decisions in respect of our securities.

Risks Relating to First United Corporation and its Affiliates

First United Corporation’s future success depends on the successful growth of its subsidiaries.

First United Corporation’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and its other direct and indirect subsidiaries. Therefore, First United Corporation’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of our growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

Interest rates and other economic conditions will impact our results of operations.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank of Atlanta (the “FHLB”). Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities. If more assets reprice or mature than liabilities during a falling interest rate environment, then our earnings could be negatively impacted. Conversely, if more liabilities reprice or mature than assets during a rising interest rate environment, then our earnings could be negatively impacted. Fluctuations in interest rates are not predictable or controllable. There can be no assurance that our attempts to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates will be successful in the event of such changes.

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. Approximately 15%, or $143 million, of total loans are real estate acquisition construction and development projects that are secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

In point of fact, the national and local economies were significantly and adversely impacted by the banking crisis and resulting economic recession that began around 2008, and these conditions have caused, and continue to cause, a host of challenges for financial institutions, including the Bank. For example, these conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at desirable times and prices. Not only has

[13]

this impacted the demand for credit to finance the acquisition and development of real estate, but it has also impaired the ability of banks, including the Bank, to sell real estate acquired through foreclosure. In the case of real estate acquisition, construction and development projects that we have financed, these challenging economic conditions have caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Bank, have been unable to recover the full amount due under their loans when forced to foreclose on and sell real estate collateral. As a result, we have realized significant impairments and losses in our loan portfolio, which have materially and adversely impacted our financial condition and results of operations. These conditions and their consequences are likely to continue until the nation fully recovers from the recent economic recession. Management cannot predict the extent to which these conditions will cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The FRB, the FDIC, and the other federal banking regulators issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. Based on the Bank’s concentration of commercial acquisition and development and construction loans as of December 31, 2011, the Bank may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2011, we had classified all but six of our investment securities as available-for-sale pursuant to FASB Accounting Standards Codification Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

Management believes that several factors will affect the market value of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets,

[14]

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

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. First United Corporation is subject to supervision by the FRB. The Bank is subject to supervision and periodic examination by the Maryland Commissioner of Financial Regulation, the West Virginia Division of Banking, and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. First United Corporation and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our regulatory expenses will likely increase due to federal laws, rules and programs that have been enacted or adopted in response to the recent banking crisis and the current national recession.

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry. These steps included the enactment of the EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through December 31, 2012 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with certain interest rates, regardless of account balance. The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits. These regulatory actions will cause our regulatory expenses to increase. Additionally, due in part to the

[15]

failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

In addition, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including First United Corporation and the Bank. The Dodd-Frank Act is likely to increase our regulatory compliance burden. It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations. Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking. The Dodd-Frank Act’s significant regulatory changes include the creation of the Consumer Protection Bureau a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau of Consumer Financial Protection. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau of Consumer Financial Protection, will not apply to banking organizations with less than $10 billion of assets, such as First United Corporation and the Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the FRB announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. These new rules negatively impacted certain non-interest income by approximately 25%, the effect of which is included in service charge income on the statement of operations, in 2011 when compared to 2010.

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

The Bank’s funding sources may prove insufficient to replace deposits and support our future growth.

The Bank relies on customer deposits, advances from the FHLB, lines of credit at other financial institutions and brokered funds to fund our operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our profitability would be adversely affected.

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

[16]

areas we serve. Due to the intense competition for financial professionals, these key personnel would be difficult to replace and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

We may lose key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program.

On January 30, 2009, First United Corporation participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling 30,000 shares of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury, for a total consideration of $30 million. As part of these transactions, First United Corporation adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock acquired upon exercise of the warrant. On February 17, 2009, the American Reinvestment and Recovery Act of 2009 (the “Recovery Act”) was signed into law, which, among other things, imposed additional executive compensation restrictions on institutions that participate in the TARP CPP for so long as any TARP CPP assistance remains outstanding. Among these restrictions is a prohibition against making most severance payments to our “senior executive officers” (our Chairman, Chief Executive Officer and President and the two next most highly compensated executive officers) and to our next five most highly compensated employees. The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to certain employees. These restrictions, coupled with the competition we face from other institutions, including institutions that do not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

The Bank’s lending activities subject the Bank to the risk of environmental liabilities.

A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by other recent legislation.

As discussed above, the GLB Act repealed restrictions on banks affiliating with securities firms and it also permitted certain bank holding companies to become financial holding companies. Financial holding companies are permitted to engage in a host of financial activities, and activities that are incidental to financial activities, that are not permitted for bank holding companies who have not elected to become financial holding companies, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. Although we are a financial holding company, this law may increase the competition we face from larger banks and other companies, especially considering the fact that we have agreed with the FRB to not engage in additional financial holding company activities until the Bank is considered both “well capitalized” and “well managed”. It is not possible to predict the full effect that the GLB Act will have on us.

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

The Patriot Act requires certain financial institutions, such as the Bank, to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for

[17]

verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

The Bank has been sued in a class-action lawsuit, and this suit will likely subject the Bank to significant legal costs and could subject the Bank to significant money damages in the event that the Bank does not prevail.

 During the fourth quarter 2011, the Bank was named as a defendant in a class-action lawsuit brought in the Circuit Court for Montgomery County, Maryland (the “Class-Action Suit”) by two related residential customers who refinanced their residential mortgage loan through the Bank.  The Bank originated and closed the loan using a common “table funding” process in which the Bank was named as the lender in the loan documents, but a third-party funded the loan and became the owner of the loan by taking immediate assignment of the loan documents from the Bank when the proceeds were disbursed.  The plaintiffs’ primary claim is that the Bank’s use of a table funding process caused it to be both a mortgage broker and a mortgage lender and that, as a consequence, certain fees collected by the Bank constituted impermissible finder’s fees under Maryland’s Loans-Finder’s Fee statute.  This statute prohibits a mortgage broker from charging a finder’s fee in any transaction in which the broker is also the mortgage lender.  The Bank intends to vigorously defend the Class-Action Suit, as it believes that the plaintiffs’ claims have no merit because, among other reasons, the Bank was not acting as a mortgage broker and, in any event, the Bank is exempt from the statute.  The Bank will incur legal fees in defending this suit, and those fees could be significant.  There can be no assurance that the Bank will prevail in the Class-Action Suit, and a disposition of the plaintiffs’ claims that is adverse to the Bank could subject the Bank to money damages equal to, for each loan, three times the amount of the impermissible finder’s fee or $500, whichever is greater.  The legal fees that the Bank will pay to defend this suit and the total amount of money damages that the Bank might pay in the event it loses the Class-Action Suit cannot be predicted with any degree of certainty.

We may be subject to claims and the costs of defensive actions, and such claims and costs could materially and adversely impact our financial condition and results of operations.

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

Safeguarding our business and customer information increases our cost of operations. To the extent that we, or our third party vendors, are unable to prevent the theft of or unauthorized access to this information, our operations may become disrupted, we may be subject to claims, and our net income may be adversely affected.

Our business depends heavily on the use of computer systems, the Internet and other means of electronic communication and recordkeeping. Accordingly, we must protect our computer systems and network from break-ins, security breaches, and other risks that could disrupt our operations or jeopardize the security of our business and customer information. Moreover, we use third party vendors to provide products and services necessary to conduct our day-to-day operations, which exposes us to risk that these vendors will not perform in accordance with the service arrangements, including by failing to protect the confidential information we entrust to them. Any security measures that we or our vendors implement, including encryption and authentication technology that we use to effect secure transmissions of confidential information, may not be effective to prevent the loss or theft of our information or to prevent risks associated with the Internet, such as cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could permit unauthorized persons to gain access to our confidential information in spite of the use of security measures that we believe are adequate. Any compromise of our security measures

[18]

or of the security measures employed by our vendors of our third party could disrupt our business and/or could subject us to claims from our customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to First United Corporation’s Securities

First United Corporation and the Bank have entered into informal agreements with their regulators that limit their abilities to pay dividends and make other distributions on outstanding securities, and First United Corporation has deferred the payment of certain dividends and distributions pursuant to these agreements.

First United Corporation is a party to an informal agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”) pursuant to which First United Corporation agreed not to pay dividends on outstanding shares of its common stock or the Series A Preferred Stock, make interest payments under the junior subordinated debentures underlying the trust preferred securities issued by the Trusts (the “TPS Debentures”), or take any other action that reduces regulatory capital without the prior approval of the Reserve Bank. The Bank is a party to a similar agreement with the FDIC and the Maryland Commissioner of Financial Regulation. These agreements give our regulators the ability to prohibit a proposed dividend payment, or any other distribution with respect to outstanding securities, including the repurchase of stock, at a time or times when applicable banking and corporate laws would otherwise permit such a dividend or distribution. On November 15, 2010, First United Corporation elected, at the request of the Reserve Bank pursuant to its agreement, to defer cash dividend payments on its common stock and to defer regularly scheduled quarterly cash dividend payments under the Series A Preferred Stock, starting with the dividend payment due November 15, 2010. On December 15, 2010, at the request of the Reserve Bank pursuant to its agreement, the Corporation elected to defer regularly scheduled quarterly interest payments with respect to an aggregate of $41.73 million of the TPS Debentures, starting with the interest payments due in March 2011, and this deferral requires the Trusts to defer regular quarterly dividend payments on their trust preferred securities. Both the deferral of dividends on the Series A Preferred Stock and the deferral of interest on the TPS Debentures are permitted under the terms of those securities and do not constitute events of default. During the deferral periods, dividends on the Series A Preferred Stock and interest under the TPS Debentures, and dividends on the related trust preferred securities, continue to accrue and must be paid at the time First United Corporation recommences regular payments. Although First United Corporation intends to periodically reevaluate the deferral of, and, in consultation with its regulators, consider reinstating, these payments when appropriate, no assurances can be given as to when, or if, these payments will recommence.

Even if First United Corporation were to conclude at a later date that its financial condition and results of operations warrant the recommencement of these payments, there can be no guarantee that our regulators will agree with our conclusion. Moreover, there is no requirement that our regulators take consistent approaches when exercising their powers under these agreements. For example, even though the Reserve Bank might approve the payment of a particular dividend, that dividend could be effectively prohibited by the FDIC and/or the Maryland Commissioner if First United Corporation intended to fund that dividend through a dividend by the Bank and the FDIC and/or the Maryland Commissioner were to deny the Bank’s dividend request. Similarly, even though the FDIC and the Maryland Commissioner might approve a dividend by the Bank to First United Corporation, the Reserve Bank could prevent the Corporation from using that dividend to make a distribution to the holders of its outstanding common stock, Series A Preferred Stock, or outstanding TPS Debentures.

Accordingly, holders of shares of First United Corporation’s common stock and shares of the Series A Preferred Stock should not expect to receive cash dividends for the foreseeable future.

These agreements increase the likelihood that we will realize the other risks discussed below related to our ability to pay dividends and make other distributions.

The terms of the Series A Preferred Stock limit First United Corporation’s ability to pay dividends and make other distributions on its capital securities, and First United Corporation’s deferral of dividend payments under the Series A Preferred Stock has triggered additional dividend restrictions.

Under the terms of the transaction documents relating to First United Corporation’s issuance of Series A Preferred Stock and the warrant to the Treasury, First United Corporation’s ability to declare or pay dividends on shares of its capital securities is limited.  Specifically, First United Corporation is unable to declare dividends on common stock, other stock ranking junior to the Series A Preferred Stock, or preferred stock ranking on a parity with the Series A Preferred Stock, and First United Corporation is also prohibited from repurchasing shares of such common stock, junior stock or parity stock,

[19]

if First United Corporation is in arrears on the Series A Preferred Stock dividends.    As noted above, First United Corporation has elected to defer cash dividends on the Series A Preferred Stock, so no cash dividends or other distributions on, or repurchases of, the common stock are currently permitted.  First United Corporation cannot predict when, or if, it will be able to pay accrued and future dividends on the Series A Preferred Stock.  Accordingly, the holders of First United Corporation’s common stock and the Series A Preferred Stock should not expect to receive cash dividends for the foreseeable future.

Because First United Corporation has failed to make six quarterly dividend payments on the Series A Preferred Stock, the holders thereof have the right to elect up to two additional directors to First United Corporation’s board of directors.

Subject to the declaration thereof by First United Corporation’s board of directors, the terms of the Series A Preferred Stock provide for the payment of quarterly cash dividends on February 15th, May 15th, August 15th and November 15th of each year. Dividends will accrue regardless of whether the board declares a dividend on any such date. The terms further provide that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting First United Corporation’s board of directors will automatically be increased by two, from 13 directors to 15 directors (based on the current board structure). Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock, voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (the “Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. First United Corporation currently does not have any outstanding stock with voting rights on par with the Series A Preferred Stock. As discussed above, the Corporation has deferred the payment of cash dividends on the Series A Preferred Stock for six quarterly dividend periods, since November 15, 2010. The Treasury has not informed us that it intends to elect Preferred Stock Directors. If it were to do so, however, the holders of the common stock would not be entitled to vote on the election of those Preferred Stock Directors.

First United Corporation’s ability to pay dividends on its capital securities is also subject to the terms of its outstanding debentures, and First United Corporation’s deferral of interest payments under the TPS Debentures has also triggered dividend restrictions.

In March 2004, First United Corporation issued approximately $30.9 million of TPS Debentures to Trust I and Trust II in connection with the sales by those Trusts of $30.0 in mandatorily redeemable preferred capital securities to third party investors. In December 2004, First United Corporation issued $5.0 million of additional junior subordinated debentures that were not tied to trust preferred securities offerings. Between December 2009 and January 2010, First United Corporation issued approximately $10.8 million of TPS Debentures to Trust III in connection with the sale by Trust III of approximately $10.5 million in mandatorily redeemable preferred capital securities to third party investors. The terms of these debentures require us to make quarterly payments of interest to the holders of the debentures. Under the TPS Debentures, First United Corporation has the ability to defer payments of interest for up to 20 consecutive quarterly periods. As noted above, First United Corporation elected to defer interest payments under all of its TPS Debentures on December 15, 2010. Accordingly, First United Corporation is not currently permitted to pay dividends or make distributions on, or repurchase, redeem or otherwise acquire, any shares of the common stock or the Series A Preferred Stock. First United Corporation cannot predict when, or if, it will resume making interest payments under the TPS Debentures. Holders of shares of the common stock and the Series A Preferred Stock should not expect to receive cash dividends for the foreseeable future.

Applicable banking and Maryland laws impose additional restrictions on the ability of First United Corporation and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of First United Corporation and the Bank.

In the past, First United Corporation’s ability to pay dividends to shareholders has been largely dependent upon the receipt of dividends from the Bank. Since December 2009, First United Corporation has used its cash to pay dividends. In December 2010, however, First United Corporation contributed substantially all of its excess cash to the Bank to strengthen the Bank’s capital levels. Accordingly, in the event that First United Corporation desires to pay cash dividends on the common stock and/or the Series A Preferred Stock in the future, and assuming such dividends are then permitted under the terms of the Series A Preferred Stock and the TPS Debentures, First United Corporation will likely need to rely

[20]

on dividends from the Bank to pay such dividends, and there can be no guarantee that the Bank will be able to pay such dividends. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Banks that are considered “troubled institution” are prohibited by federal law from paying dividends altogether. Notwithstanding the foregoing, shareholders must understand that the declaration and payment of dividends and the amounts thereof are at the discretion of First United Corporation’s board of directors. Thus, even at times when First United Corporation is not prohibited from paying cash dividends on its capital securities, neither the payment of such dividends nor the amounts thereof can be guaranteed.

The shares of common stock, Series A Preferred Stock, and the Warrant are not insured.

The shares of First United Corporation’s common stock, including the shares underlying the Warrant, the shares of the Series A Preferred Stock, and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

There is no market for the Series A Preferred Stock or the Warrant, and the common stock is not heavily traded.

There is no established trading market for the shares of the Series A Preferred Stock or the Warrant. First United Corporation does not intend to apply for listing of the Series A Preferred Stock on any securities exchange or for inclusion of the Series A Preferred Stock in any automated quotation system unless requested by the Treasury. The common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock. Management cannot predict the extent to which an active public market for any of First United Corporation’s securities will develop or be sustained in the future. Accordingly, holders of First United Corporation’s securities may not be able to sell such securities at the volumes, prices, or times that they desire.

First United Corporation’s Articles of Incorporation and Bylaws and Maryland law may discourage a corporate takeover.

First United Corporation’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws, as amended (the “Bylaws”) contain certain provisions designed to enhance the ability of First United Corporation’s board of directors to deal with attempts to acquire control of First United Corporation. First, the board of directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire board of directors or a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

Maryland law also contains anti-takeover provisions that apply to First United Corporation. The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder. An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period

[21]

immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock. The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power: one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power. Control shares have limited voting rights.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the board of directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market prices of First United Corporation’s securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

First United Corporation is a “smaller reporting company” and, thus, this Item 1B is not applicable.

ITEM 2.	PROPERTIES

The headquarters of First United Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by First United Corporation. The Bank owns 21 of its banking offices and leases seven, which includes one specialty office. As of December 31, 2011, First United Corporation also leased six offices of non-bank subsidiaries. Total rent expense on the leased offices and properties was $.6 million in 2011.

ITEM 3.	LEGAL PROCEEDINGS

We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

[22]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of First United Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 27, 2012, First United Corporation had 1,889 shareholders of record. The high and low sales prices for, and the cash dividends declared on, the shares of First United Corporation’s common stock for each quarterly period of 2011 and 2010 are set forth below. On March 12, 2012, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $4.76 per share.

	High	Low	Dividends Declared
2011
1st Quarter	$4.93	$2.76	$.000
2nd Quarter	6.00	2.92	.000
3rd Quarter	5.50	3.38	.000
4th Quarter	4.81	2.93	.000

2010
1st Quarter	$7.36	$4.66	$.010
2nd Quarter	7.12	3.80	.010
3rd Quarter	5.04	3.32	.010
4th Quarter	5.00	3.06	.000

As a result of First United Corporation’s deferral of cash dividends under its Series A Preferred Stock in November 2010 and its December 2010 decision to defer interest payments under its TPS Debentures, First United Corporation is currently prohibited from declaring or paying cash dividends on outstanding shares of common stock. Subject to the restrictions imposed on First United Corporation by banking and corporate laws and the terms of its other securities, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of First United Corporation’s Board of Directors. Prior to November 2010, cash dividends were typically declared on a quarterly basis. Historically, dividends to shareholders were generally dependent on the ability of First United Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. The ability of the Bank to declare dividends is limited by federal and state banking laws and state corporate laws. A complete discussion of these dividend restrictions is contained in Item 1A of Part I of this annual report under the heading, “Risks Relating to First United Corporation’s Securities” and in Note 20 to the Consolidated Financial Statements, both of which are incorporated herein by reference. There can be no guarantee that dividends will be declared in any future fiscal quarter.

Issuer Repurchases

Neither First United Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of First United Corporation’s common stock during the fourth quarter of 2011.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding First United Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

[23]

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2011	2010	2009	2008	2007
Balance Sheet Data
Total Assets	$1,390,865	$1,696,445	$1,743,796	$1,639,104	$1,478,909
Net Loans	919,214	987,615	1,101,794	1,120,199	1,035,962
Investment Securities	245,023	229,687	273,784	354,595	304,908
Deposits	1,027,784	1,301,646	1,304,166	1,222,889	1,126,552
Long-term Borrowings	207,044	243,100	270,544	277,403	178,451
Shareholders’ Equity	96,656	95,640	100,566	72,690	104,665

Operating Data
Interest Income	$59,496	$70,747	$85,342	$95,216	$93,565
Interest Expense	21,206	29,164	32,104	43,043	49,331
Net Interest Income	38,290	41,583	53,238	52,173	44,234
Provision for Loan Losses	9,157	15,726	15,588	12,925	2,312
Other Operating Income	15,115	15,356	15,390	15,766	16,697
Net Securities Impairment Losses	(19)	(8,364)	(26,693)	(2,724)	0
Net Gains/(Losses) – Other	620	(6,014)	411	727	(1,605)
Other Operating Expense	41,858	45,049	46,578	40,573	38,475
Income/(Loss) Before Taxes	2,991	(18,214)	(19,820)	12,444	18,539
Income Tax (benefit)/expense	(635)	(8,017)	(8,496)	3,573	5,746
Net Income/(Loss)	$3,626	$(10,197)	$(11,324)	$8,871	$12,793
Accumulated preferred stock dividend and discount accretion	(1,609)	(1,559)	(1,430)	0	0
Net income available to/(loss) attributable to common shareholders	$2,017	$(11,756)	$(12,754)	$8,871	$12,793

Per Share Data
Basic net Income/(Loss) per common share	$.33	$(1.91)	$(2.08)	$1.45	$2.08
Diluted net Income/(Loss) per common share	$.33	$(1.91)	$(2.08)	$1.45	$2.08
Dividends Paid	.00	.13	.80	.80	.78
Book Value	10.80	10.68	11.49	11.89	17.05

Significant Ratios
Return on Average Assets	.24%	(.58)%	(.67)%	.55%	.90%
Return on Average Equity	3.71%	(10.10)%	(11.02)%	9.31%	12.70%
Dividend Payout Ratio	0%	(7.85)%	(43.21)%	55.17%	37.50%
Average Equity to Average Assets	6.55%	5.73%	6.06%	5.95%	7.10%
Total Risk-based Capital Ratio	13.05%	11.57%	11.20%	12.18%	12.51%
Tier I Capital to Risk Weighted Assets	11.30%	9.74%	9.60%	10.59%	11.40%
Tier I Capital to Average Assets	9.10%	7.34%	8.53%	8.10%	8.91%

[24]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2011, which are included in Item 8 of Part II of this annual report.

Recent Developments

Effective on January 1, 2012, the Insurance Group sold substantially all of its assets, net of cash, to an unrelated third party (the “Acquirer”) for $3.6 million. Prior to that date, the Insurance Group operated as a full service insurance agency with offices in Maryland and West Virginia. As part of this sale, we agreed that we would not compete with the Acquirer for insurance business other than with respect to insurance related to our banking, trust, lending, consumer finance company, and/or securities sales businesses. We also agreed to not solicit the Acquirer’s customers or any person who was a customer of the Insurance Group at any time within three years prior to the sale. These restrictions will terminate on January 1, 2017. As a result of these agreements, we anticipate that our insurance activities for the foreseeable future will be limited to the sale of credit-related insurance products and the sale, through our networking arrangements, of annuities. Also as part of the sale, we agreed, until January 1, 2013, to refer insurance business to the Acquirer. To the extent permitted by law, we will be entitled to a referral fee, equal to 10% of the commission payable to the Acquirer, when our referrals result in the sale of an insurance policy of a type not previously sold to the customer by the Acquirer. Total revenues for 2011 were $2.4 million and pre-tax operating expenses, net of amortization expense and expenses related to the sale were $2.2 million. Management does not expect the sale of the Insurance Group’s assets or the referral arrangement to have a material impact on our future financial condition or results of operations.

Overview

First United Corporation is a financial holding company which, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 28 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income available to common shareholders was $2.0 million for the year ended December 31, 2011, compared to a net loss attributable to common shareholders of $11.8 million for the same period of 2010. Basic and diluted net income per common share for the year ended December 31, 2011 were $.33, compared to basic and diluted net loss per common share of $1.91 for the same period of 2010. The change in earnings, from a net loss for the year ended December 31, 2010 to net income for the year ended December 31, 2011, resulted primarily from a $6.6 million reduction in provision for loan losses and a $3.8 million reduction in net losses from sales of securities and other real estate owned. In addition, $19,000 in non-cash other-than-temporary impairment (“OTTI”) charges were realized for the year ended December 31, 2011, compared to $8.4 million for the same period of 2010. During 2011, we also recognized a gain of $1.4 million from the sale of a portion of the indirect auto loan portfolio. The decreases in expenses and the gain on the sale of indirect auto loans were offset by a decrease of $7.4 million in income tax benefit and a decline in net interest income of $3.3 million. The decrease in net interest income was driven by an $11.7 million reduction in interest income on a fully tax-equivalent (“FTE”) basis attributable to lower levels of loans, the sale of a portion of the indirect auto portfolio and the lower interest rate environment. The net interest margin for the year ended December 31, 2011, on an FTE basis, increased to 2.96% from 2.71% for the year ended December 31, 2010. The increase in the net interest margin was driven primarily by the strategic plan to reduce cash levels by paying off certain liabilities that matured during 2011 and to change the composition of our deposit mix, focusing on lower cost core deposits.

The provision for loan losses was $9.2 million for the year ended December 31, 2011, compared to $15.7 million for fiscal year 2010. The lower provision expense was primarily due to a leveling in the credit quality of our loan portfolio. Management continued to make specific allocations for impaired loans where it was determined that the collateral supporting the loans is not adequate to cover the loan balance, and management adjusted the qualitative factors affecting the allowance for loan losses (the “ALL”) to reflect changes in the economic environment.

[25]

Interest expense on our interest-bearing liabilities decreased $8.0 million during 2011 when compared to 2010 due primarily to a planned decrease of $260.1 million in average interest-bearing deposits and a $39.1 million decrease in average debt outstanding. Management used cash to repay wholesale deposits and FHLB advances. The decline in expense was also due to the low interest rate environment and our strategy to provide special pricing only to full relationship customers.

Other operating income increased $14.7 million during 2011 when compared to 2010. This increase was primarily attributable to an $8.4 million decrease in non-cash credit-related OTTI charges, and a decrease of $6.1 million in net losses related to sales of securities, sales and write downs of other real estate owned and a gain recognized on the sale of a portion of the indirect auto loan portfolio. Operating expenses decreased $3.2 million during 2011 when compared to the same period of 2010. This decrease was due primarily to a $1.1 million decline in salaries and benefits related to a reduction in full-time equivalents through attrition and reduced pension expense and a decline of $1.7 million in FDIC premiums attributable to the repayment of brokered deposits.

Comparing December 31, 2011 to December 31, 2010, outstanding loans decreased by $38.6 million (3.8%), net of the sale of $32.5 million of the indirect auto portfolio. CRE loans decreased $12.4 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. Commercial and industrial (“C&I”) loans increased $8.7 million and residential mortgages declined $9.5 million. Acquisition and development loans decreased $14.0 million due to principal repayments and charge offs. The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio declined $43.9 million due primarily to the sale of $32.5 million of retail installment contracts in our indirect auto loan portfolio and $11.4 million of repayment activity in the indirect auto portfolio which exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks. At December 31, 2011, approximately 64% of the commercial loan portfolio was collateralized by real estate, compared to approximately 71% at December 31, 2010.

Interest income on loans in 2011 decreased by $8.8 million (on an FTE basis) when compared to 2010 due to the decrease in interest rates and the decline the in loan balances during 2011. Interest income on the investment securities decreased by $2.7 million (on an FTE basis) due to reinvesting called securities at lower rates. (Additional information on the composition of interest income is available in Table 1 that appears on page 32).

Total deposits decreased $273.9 million during 2011 when compared to deposits at December 31, 2010. The decline in deposits was due to a strategic decision to use cash to repay wholesale deposits and FHLB advances. The repayment of approximately $161 million in wholesale deposits was offset by increases of $28.7 million in non-interest bearing deposits, $9.0 million in traditional savings accounts and $2.1 million in retail money market accounts. Time deposits less than $100,000 declined $62.3 million while time deposits greater than $100,000 decreased $196.9 million. The decrease was due to a $160.4 million decline in brokered certificates of deposit and CDARS® participation, and a decrease of $36.5 million in retail certificates of deposit.

Interest expense decreased $8.0 million in 2011 when compared to 2010. The decline was due to an overall reduction in interest rates on time deposits driven by our decision to increase special rates only for full relationship customers, the shorter duration of the portfolio, lower balances and the increase in non-interest bearing deposits. The overall net interest margin increased during 2011 to 2.96% from 2.71% in 2010 on a fully taxable equivalent basis.

Other Operating Income/Other Operating Expense – Other operating income, exclusive of losses, decreased $.2 million during the year ended December 31, 2011 when compared to fiscal year 2010. Service charge income decreased $.7 million due primarily to a reduction in non-sufficient funds (“NSF”) fees resulting from newly enacted regulation of overdraft fees. Debit card income increased $.5 million during 2011 when compared to 2010 due to increased consumer spending and higher customer awareness of our rewards program. Trust department income increased $.3 million during 2011 when compared to 2010 due to a slight increase in assets under management and the fees received on those accounts and increased fees collected on estate administration. Assets under management were approximately $595 million at December 31, 2011, a 1% increase over December 31, 2010.

Net gains of $.6 million were reported through other income during 2011, compared to net losses of $14.4 million during 2010. There were $19,000 in losses during 2011 that were attributable to non-cash OTTI charges on the investment portfolio, down from the $8.4 million during fiscal year 2010. The reduced OTTI charges resulted from the improvement in the financial industry, the debt securities of which make up the primary collateral for the securities in our collateralized

[26]

debt obligation (“CDO”) portfolio. Net gains of $.9 million from sales of investments, the $1.4 million gain from the sale of our indirect auto loan portfolio and $.3 million of gains on sales of other real estate owned were offset by $2.0 million in write-downs of other real estate owned.

Other operating expenses decreased $3.2 million (7%) for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The decrease was primarily due to a $1.1 million decline in salaries and benefits, resulting primarily from a reduction of full-time equivalent employees through attrition and reduced pension expense, and a $1.7 million decline in FDIC premiums attributable to the repayment of brokered deposits.

Dividends – During 2011, First United Corporation did not declare or pay any dividends on the shares of its common stock on account of the board of directors’ decision in November 2010 to defer quarterly cash dividends on the Series A Preferred Stock. There were no dividends paid on the Series A Preferred Stock in 2011. In 2010, First United Corporation paid a total of $.8 million in cash dividends on the shares of common stock and a total of $1.1 million in cash dividends on the Series A Preferred Stock.

Looking Forward – We will continue to face risks and challenges in the future, including, without limitation, changes in local economic conditions in our core geographic markets, potential yield compression on loan and deposit products from existing competitors and potential new entrants in our markets, fluctuations in interest rates, and changes to existing federal and state laws and regulations that apply to banks and financial holding companies. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this annual report.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 to the Consolidated Financial Statements.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Allowance for Loan Losses, or ALL

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the ALL, the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 7 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $1.6 million related to acquisitions of insurance “books of business” which are subject to amortization. The $12.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008 that are not subject to periodic amortization.

[27]

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of First United Corporation’s reporting units be compared to the carrying amount of its net assets, including goodwill.  If the estimated current fair value of the reporting unit exceeds its carrying value, no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed, and to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

Our goodwill relates to the value inherent in the banking business, and that value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment.  The determination of whether or not these assets are impaired involves significant judgments and estimates.

Throughout 2011, consistent with First United Corporation’s peer group, the shares of First United Corporation common stock traded below its book value.  At December 31, 2011, First United Corporation’s stock price was significantly below its tangible book value.  Management believed that these circumstances could indicate the possibility of impairment. Accordingly, management consulted a third party valuation specialist to assist it with the determination of the fair value of First United Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in the common stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of First United Corporation. The income approach is a discounted cash flow analysis that is determined by adding (i) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that First United Corporation could generate over the next five years and (ii) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future.  The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

Significant assumptions used in the above methods include:

•	Net income from First United Corporation’s forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 11.0% based on the most recent [third quarter of 2011] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 302 basis points;
•	A price to tangible book multiple of 1.12, which was the median multiple of commercial bank mergers and acquisitions during 2011 for selling banks and holding companies with non-performing assets to average assets between 4.0% and 6.0%, as provided by Sheshunoff & Co.; and
•	A capitalization rate of 8.0% (discount rate of 11.0% adjusted for a conservative growth rate of 3.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 66%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.41 and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2011 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

Accounting for Income Taxes

First United Corporation accounts for income taxes by recording deferred income taxes that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management exercises significant judgment in the evaluation of the amount and

[28]

timing of the recognition of the resulting tax assets and liabilities. The judgments and estimates required for the evaluation are updated based upon changes in business factors and the tax laws.

A valuation allowance is recognized to reduce any deferred tax assets that based upon available information, it is more-likely-than-not all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to ALL and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined no valuation allowances were needed at December 31, 2011 or December 31, 2010 except for a state valuation allowance for certain state deferred tax assets associated with our Parent Company.

Management expects that First United Corporation’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates because of changes in judgment or measurement including changes in actual and forecasted income before taxes, tax laws and regulations, and tax planning strategies.

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

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (Section 320-10-35), management assesses whether (i) it has the intent to sell a security being evaluated and (ii) it is more likely than not that First United Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the section of the Consolidated Balance Sheet Review entitled “Investment Securities”.

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. We measure the fair market values of our investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 23 to the Consolidated Financial Statements.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these

[29]

critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 17 to the Consolidated Financial Statements.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2010.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting pronouncements that, when adopted, could affect our future consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.

The table below summarizes net interest income (on a fully taxable equivalent basis) for the 2011 and 2010.

(Dollars in thousands)	2011	2010
Interest income	$61,029	$72,730
Interest expense	21,206	29,164
Net interest income	$39,823	$43,566

Net interest margin %	2.96%	2.71%

Net interest income on an FTE basis decreased $3.7 million during the year ended December 31, 2011 over the same period in 2010 due to an $11.7 million (16.1%) decrease in interest income, which was partially offset by an $8.0 million (27.3%) decrease in interest expense. The decrease in net interest income resulted primarily from a lower level of loans and the lower interest rate environment in 2011 when compared to 2010.

Average interest-earning assets decreased by $264.7 million during 2011. The average yield on our average earning assets increased slightly to 4.54% at December 31, 2011 from 4.52% at December 31, 2010. This increase was due primarily to our strategy to deploy excess liquidity, invested at lower rates, to repay brokered and wholesale funding at their stated maturities rather than renew.

Interest expense decreased during 2011 when compared to 2010 due to an overall reduction in interest rates paid on time deposits, driven by our decision to provide special rates only to full relationship customers, as well as lower balances and the shorter duration of the portfolio. The overall decrease of $299.2 million in average interest-bearing liabilities in 2011 when compared to 2010 decreased the average rate paid from 1.89% at December 31, 2010 to 1.71% at December 31, 2011.

As shown below, the composition of total interest income between 2011 and 2010 reflects a slight shift toward interest and fees on loans from investment securities.

[30]

	% of Total Interest Income
	2011	2010
Interest and fees on loans	88%	86%
Interest on investment securities	11%	13%
Other	1%	1%

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2011, 2010 and 2009. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2011, 2010 and 2009. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

[31]

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$953,774	$52,343	5.49%	$1,074,080	$61,115	5.69%	$1,132,569	$68,271	6.03%
Investment Securities:
Taxable	173,811	4,081	2.35	148,565	5,524	3.72	224,647	13,106	5.83
Non taxable	76,237	4,228	5.55	94,728	5,518	5.83	98,960	5,962	6.02
Total	250,048	8,309	3.32	243,293	11,042	4.54	323,607	19,068	5.89
Federal funds sold	109,287	265	.24	190,878	422	.22	48,979	96	.20
Interest-bearing deposits with other banks	19,922	15	.08	87,860	104	.12	34,389	28	.08
Other interest earning assets	11,797	97	.82	13,453	47	.35	13,819	15	.11
Total earning assets	1,344,828	61,029	4.54%	1,609,564	72,730	4.52%	1,553,363	87,478	5.63%
Allowance for loan losses	(21,495)			(22,530)			(14,960)
Non-earning assets	167,896			176,265			157,741
Total Assets	$1,491,229			$1,763,299			$1,696,144

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$98,395	$134	.14%	$115,478	$387	.34%	$107,869	$195	.18%
Interest-bearing money markets	224,303	748	.33	286,639	2,418	.84	283,430	2,802	.99
Savings deposits	100,598	277	.28	83,734	566	.68	76,703	498	.65
Time deposits:
Less than $100k	290,651	5,650	1.94	366,922	7,802	2.13	323,409	9,241	2.86
$100k or more	267,648	5,090	1.90	388,945	6,910	1.78	355,589	7,480	2.10
Short-term borrowings	41,780	236	.56	45,055	283	.63	44,473	318	.72
Long-term borrowings	217,112	9,071	4.18	252,889	10,798	4.27	274,718	11,570	4.21
Total interest-bearing liabilities	1,240,487	21,206	1.71%	1,539,662	29,164	1.89%	1,466,191	32,104	2.19%
Non-interest-bearing deposits	135,365			109,145			110,883
Other liabilities	17,662			13,507			16,240
Shareholders’ Equity	97,715			100,985			102,830
Total Liabilities and Shareholders’ Equity	$1,491,229			$1,763,299			$1,696,144
Net interest income and spread		$39,823	2.83%		$43,566	2.63%		$55,374	3.44%
Net interest margin			2.96%			2.71%			3.56%

Notes:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a tax rate of 35% for 2011, 2010 and 2009. The FTE adjustments for the years ended December 31, 2011, 2010 and 2009 were $1,533, $1,983 and $1,613, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2011, 2010 and 2009, which were reported in the average loan balances for these years, were $39,806, $42,506 and $39,851, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[32]

Interest Variance Analysis (1)

Table 2

	2011 Compared to 2010			2010 Compared to 2009
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$(6,605)	$(2,167)	$(8,772)	$(3,328)	$(3,828)	$(7,156)
Taxable Investments	593	(2,036)	(1,443)	(2,829)	(4,753)	(7,582)
Non-taxable Investments	(1,026)	(264)	(1,290)	(247)	(197)	(444)
Federal funds sold	(196)	39	(157)	313	13	326
Other interest earning assets	(624)	586	(38)	247	(139)	108
Total interest income	(7,858)	(3,842)	(11,700)	(5,844)	(8,904)	(14,748)

Interest Expense:
Interest-bearing demand deposits	(23)	(230)	(253)	26	166	192
Interest-bearing money markets	(206)	(1,465)	(1,671)	27	(411)	(384)
Savings deposits	47	(336)	(289)	47	21	68
Time deposits less than $100	(1,480)	(672)	(2,152)	925	(2,364)	(1,439)
Time deposits $100 or more	(2,305)	485	(1,820)	593	(1,163)	(570)
Short-term borrowings	(18)	(29)	(47)	4	(39)	(35)
Long-term borrowings	(1,495)	(232)	(1,727)	(932)	160	(772)
Total interest expense	(5,480)	(2,479)	(7,959)	690	(3,630)	(2,940)

Net interest income	$(2,378)	$(1,363)	$(3,741)	$(6,534)	$(5,274)	$(11,808)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $9.2 million for the year ended December 31, 2011, compared to $15.7 million for fiscal year 2010.  The lower provision for loan losses resulted primarily from stabilization in our total rolling historical loss rates and qualitative factors utilized in the determination of the ALL and stabilization in the level of classified assets. Approximately $.6 million of the lower provision for 2011 was related to the sale of $32.5 million of our indirect auto portfolio in the second quarter 2011. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains/(losses), and the percentage changes during these years:

(Dollars in thousands)	2011	2010	% Change
Service charges on deposit accounts	$3,019	$3,765	-19.8%
Other service charge income	652	641	1.7%
Debit card income	2,125	1,580	34.5%
Trust department income	4,413	4,096	7.7%
Insurance commissions	2,424	2,712	-10.6%
Bank owned life insurance (BOLI)	1,030	1,019	1.1%
Brokerage commissions	767	694	10.5%
Other income	685	849	-19.3%
Total other operating income	$15,115	$15,356	-1.6%

As the table above illustrates, other operating income decreased by $.2 million in 2011 when compared to 2010, exclusive of net losses. The decline in service charges on deposit accounts was due primarily to a reduction in NSF fees, increased charge-off overdrafts and the new overdraft regulation implemented in August 2010 as a result of the Dodd-Frank Act. The creation of the Consumer Protection Bureau and its proposed regulation of overdraft fees and interchange fees

[33]

could have a material and adverse impact on our future service charge income. At this time, management cannot predict whether and when this regulation will be finalized and, if so, the extent to which it will reduce service charge income. We also experienced decreases in other income such as fee income from our investments in Maryland and West Virginia title companies.

Debit card income increased due to increased consumer spending and higher customer awareness of our rewards program. Insurance commissions decreased in 2011 when compared to 2010 due primarily to reduced premiums.

Trust department income increased during 2011 when compared to 2010 due to a slight increase in assets under management and the fees received on those account, and increased fees on estate administration. Assets under management were $595 million and $590 million for 2011 and 2010, respectively. Brokerage commissions also increased during 2011 by 10.5% when compared to 2010.

Other Operating Expense

Other operating expense for 2011 decreased by $3.2 million (7.1%) when compared to 2010. The following table shows the major components of other operating expense for the past two years and the percentage changes during these years:

(Dollars in thousands)	2011	2010	% Change
Salaries and employee benefits	$20,225	$21,307	-5.1%
Other expenses	7,426	8,409	-11.7%
FDIC premiums	2,362	4,017	-41.2%
Equipment	3,015	3,197	-5.7%
Occupancy	2,804	2,977	-5.8%
Data processing	2,744	2,637	4.1%
Professional services	1,575	1,388	13.5%
Other real estate owned expense	858	589	45.7%
Miscellaneous loan fees	849	528	60.8%
Total other operating expense	$41,858	$45,049	-7.1%

The $1.1 million decrease in salaries and employee benefits during 2011 when compared to 2010 resulted primarily from a reduction of full-time equivalent employees through attrition and reduced service costs in the pension plan. Professional services expenses increased by 13.5% due primarily to increases in legal and consulting expenses. Other expenses decreased by 11.7% due primarily to decreases in marketing, postage and contract labor expenses. FDIC premiums decreased 41.2% as a result of reduced balances in deposits and a change in the deposit mix. The reduction in equipment expense resulted from a decrease in depreciation. Other real estate owned expenses increased 45.7% due primarily to an increase in other real estate owned properties in 2011. Miscellaneous loan fees increased 60.8% from 2010 to 2011 due primarily to an increase in problem loans.

Applicable Income Taxes

Due to improved operating results in 2011, we recognized a smaller net tax benefit of $.6 million in 2011, compared to a net tax benefit of $8.0 million in 2010. The decrease resulted primarily from the change in earnings, from a net loss in 2010 to net income for 2011. The net tax benefit in 2010 resulted primarily from the $8.4 million non-cash OTTI charges on our investment portfolio and the increased loan loss provision. See Note 16 to the Consolidated Financial Statements under the heading “Income Taxes” for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.4 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

We have concluded that no valuation allowance is necessary for our remaining federal and state net deferred tax assets at December 31, 2011, as it is more likely than not that they will be realized based on the following:

•	the expected reversal of all but $1.0 million of the total $4.6 million of deferred tax liabilities at December 31, 2011 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2011;

[34]

•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $6.0 million and recurring annual decreases in unfavorable permanent items.

We will need to generate future taxable income of approximately $75 million to fully utilize the net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets were $1.39 billion at December 31, 2011, representing a decrease of $305.6 million (18.0%) from assets at December 31, 2010. The decrease resulted from a strategic decision to right-size our balance sheet to better reflect our current capital levels.

The total interest-earning asset mix at December 31, 2011 shows a slight increase in the percentage of loans and investments and a decline in cash and cash equivalents as a percentage of total assets from 2010 to 2011. These changes resulted from the implementation of our strategy to use our excess liquidity to repay, rather than renew, brokered and wholesale funding obligations at their stated maturities during the year. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2011	2010
Cash and cash equivalents	5%	18%
Net loans	66%	58%
Investments	18%	14%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2011	2010
Total deposits	79%	81%
Total borrowings	19%	18%

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

Commercial loans are collateralized primarily by real estate and, to a lesser extent, equipment and vehicles. Unsecured commercial loans represent an insignificant portion of total commercial loans. Residential mortgage loans are collateralized by the related property. Generally, a residential mortgage loan exceeding a specified internal loan-to-value ratio requires private mortgage insurance. Installment loans are typically collateralized, with loan-to-value ratios which are established based on the financial condition of the borrower. We will also make unsecured consumer loans to qualified borrowers meeting our underwriting standards. Additional information about our loans and underwriting policies can be

[35]

found in Item 1 of Part I of this annual report under the heading “Banking Products and Services”.

Table 3 sets forth the composition of our loan portfolio. Historically, our policy has been to make the majority of our loan commitments in our market areas. We had no foreign loans in our portfolio as of December 31 for any of the years presented.

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio for the past five years:

(In millions)	2011	2010	2009	2008	2007
Commercial real estate	$336.2	$348.6	$326.8	$322.4	$232.1
Acquisition and development	142.9	156.9	231.7	227.0	231.0
Commercial and industrial	78.7	70.0	81.3	77.7	81.5
Residential mortgage	347.2	356.7	373.2	382.0	357.3
Consumer	33.7	77.6	108.9	125.4	141.4
Total Loans	$938.7	$1,009.8	$1,121.9	$1,134.5	$1,043.3

Comparing December 31, 2011 to December 31, 2010, outstanding loans decreased by $38.6 million (3.8%), net of the sale of $32.5 million of the indirect auto portfolio. CRE loans decreased $12.4 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. Commercial and industrial (“C&I”) loans increased $8.7 million and residential mortgages declined $9.5 million. Acquisition and development loans decreased $14.0 million due primarily to principal repayments and charge offs. The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio declined $43.9 million due primarily to the sale of $32.5 million of retail installment contracts in our indirect auto loan portfolio and $11.4 million of repayment activity in the indirect auto portfolio exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks. At December 31, 2011, approximately 64% of the commercial loan portfolio was collateralized by real estate, compared to approximately 71% at December 31, 2010.

At December 31, 2011, adjustable interest rate loans made up 63% of total loans, compared to 62% at December 31, 2010. Fixed–interest rate loans made up 37% of the total loan portfolio at December 31, 2011, compared to 38% of total loans at December 31, 2010.

Comparing loans at December 31, 2010 to loans at December 31, 2009, our loan portfolio decreased $112.1 million (10%). CRE loans increased $21.8 million, as management focused on growing the small business loan portfolio and as certain acquisition and development (“A&D”) loans, which decreased $74.8 million, were completed and transferred to permanent financing. The A&D category also declined due to charged-off balances, foreclosures, and working some troubled credits out of the Bank. Commercial and industrial loans declined $11.3 million and residential mortgage declined $16.5 million. The decrease in the residential mortgage portfolio was attributable to the increased amount of loan refinancing that were occurring as consumers sought long-term fixed rate loans. We do not retain these long-term fixed rate loans, but use secondary market and Fannie Mae outlets to satisfy these loan requests. The consumer portfolio declined $31.3 million as repayment activity in the indirect auto portfolio exceeded new production resulting from the continued slowdown in economic activity and management’s decision not to compete with the special financing offered by the automotive manufacturers.

[36]

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2011:

Maturities of Loan Portfolio at December 31, 2011

Table 4

(In thousands)	Maturing Within One Year	After One But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$48,244	$48,806	$239,184	$336,234
Acquisition and Development	53,750	25,437	63,684	142,871
Commercial and Industrial	23,460	23,422	31,815	78,697
Residential Mortgage	17,433	6,672	323,115	347,220
Consumer	6,787	22,974	3,911	33,672
Total Loans	$149,674	$127,311	$661,709	$938,694

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	$69,059	$105,789	$176,439	$351,287
Adjustable-Interest Rate Loans	80,615	21,522	485,270	587,407
Total Loans	$149,674	$127,311	$661,709	$938,694

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. A loan is considered to be past due when a payment has not been received for 30 days past its contractual due date. For all loan segments, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. All non-accrual loans are considered to be impaired. Interest payments received on non-accrual loans are applied as a reduction of the loan principal balance. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Our policy for recognizing interest income on impaired loans does not differ from our overall policy for interest recognition.

[37]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2011	2010	2009	2008	2007
Non-accrual loans:
Commercial real estate	$10,069	$11,893	$4,046	$2,175	$382
Acquisition and development	14,938	16,269	37,244	16,520	4,977
Commercial and industrial	9,364	1,355	0	2,338	0
Residential mortgage	3,796	5,236	5,227	3,434	60
Consumer	21	152	67	86	24
Total non-accrual loans	$38,188	$34,905	$46,584	$24,553	$5,443

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0	$0	$0	$513	$166
Acquisition and development	128	128	0	430	975
Commercial and industrial	0	44	0	174	563
Residential mortgage	1,509	2,437	1,483	1,686	1,004
Consumer	142	183	287	673	552
Total accruing loans past due 90 days or more	$1,779	$2,792	$1,770	$3,476	$3,260

Total non-accrual and accruing loans past due 90 days or more	$39,967	$37,697	$48,354	$28,029	$8,703

Restructured Loans (TDRs):
Performing	$10,657	$5,506	$22,160	$349	$0
Non-accrual (included above)	7,385	9,593	13,321	119	0
Total TDRs	$18,042	$15,099	$35,481	$468	$0

Other Real Estate Owned	$16,676	$18,072	$7,591	$2,424	$825

Impaired loans without a valuation allowance	$41,778	$42,890	$102,553	$66,816	$6,814
Impaired loans with a valuation allowance	20,048	19,713	28,677	16,519	176
Total impaired loans	$61,826	$62,603	$131,230	$83,335	$6,990
Valuation allowance related to impaired loans	$3,951	$4,366	$7,624	$4,759	$176

Non-Accrual Loans as a % of Applicable Portfolio

	2011	2010	2009	2008	2007
Commercial real estate	3.0%	3.4%	1.2%	.7%	.2%
Acquisition and development	10.5%	10.4%	16.1%	7.3%	2.2%
Commercial and industrial	11.9%	1.9%	0	3.0%	0
Residential mortgage	1.1%	1.5%	1.4%	.9%	.02%
Consumer	.1%	.2%	.1%	.1%	.02%

Interest income not recognized as a result of placing loans on non-accrual status was $1.9 million, and there was no interest income recognized on these loans during 2011.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $23.6 million at December 31, 2011 and $27.7 million at December 31, 2010. Loans are identified as impaired when, based on current information and events, management determines that we

[38]

will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $9.2 million during the year ended December 31, 2011. Two CRE loans totaling $1.3 million were removed from impaired status due to satisfactory payment performance. Three A&D loans, two CRE loans and one residential mortgage loan, totaling $3.8 million, that were previously deemed to be performing impaired loans were modified and classified as performing TDRs. One $2.3 million A&D loan that was previously deemed to be a performing impaired loan was transferred to non-performing, and net principal repayments totaling $1.8 million were received on other loans deemed to be performing impaired loans during the year. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of TDRs by loan class at December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$287	0	$0
All other CRE	1	3,162	0	0
Acquisition and development
1-4 family residential construction	1	2,489	0	0
All other A&D	4	2,645	4	2,778
Commercial and industrial	1	693	1	717
Residential mortgage
Residential mortgage – term	5	1,381	7	2,011
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	14	$10,657	12	$5,506

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	2	$1,630
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	7	6,719	5	6,361
Commercial and industrial	0	0	1	1,355
Residential mortgage
Residential mortgage – term	1	218	2	247
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	9	7,385	10	9,593
Total TDRs	23	$18,042	22	$15,099

The level of TDRs increased $2.9 million during 2011, reflecting the addition of 10 loans totaling $9.2 million to performing TDRs and the addition of one loan totaling $.2 million to non-accrual TDRs. One performing TDR totaling $.3 million and two non-accrual TDRs totaling $.7 million were repaid during the year. Loans totaling $1.0 million that had been modified at market rates prior to 2011 were removed from performing TDRs in 2011 because the borrowers had made at least six consecutive payments and were current at the time of reclassification. During 2011, principal payments of

[39]

$.3 million and $2.4 million were received on performing TDRs and non-accrual TDRs, respectively. During 2011, there were partial charge-offs of $.2 million on two performing TDRs and full charge-offs of one $.5 million non-accrual C&I TDR and one $1.1 million non-accrual non-owner occupied CRE TDR. Two performing A&D TDRs totaling $2.3 million were transferred to non-accrual during 2011.

At December 31, 2011, additional funds of up to $1.6 million were committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million, and interest income recognized on all TDRs was $.4 million in 2011.

Allowance for Loan Losses

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

The ALL decreased to $19.5 million at December 31, 2011 from $22.1 million at December 31, 2010. The provision for loan losses for the year ended December 31, 2011 decreased to $9.2 million from $15.7 million for the year ended December 31, 2010. Net charge-offs declined to $11.8 million at December 31, 2011 from $13.7 million at December 31, 2010. Included in the net charge-offs for the year ended December 31, 2011 were partial charge-offs of $5.1 million for two large CRE loans and $1.5 million for one other A&D loan. The decrease in the provision for loan losses from 2010 to 2011 resulted from management’s analysis of the adequacy of the loan loss reserve, declining loan balances, charge-offs and improving economic conditions as noted by the Federal Reserve. The sale of $32.5 million of the indirect auto portfolio, which released $.6 million in provision expense, was a contributing factor to the lower provision expense. The ratio of the ALL to loans outstanding as of December 31, 2011 was 2.08%, compared to 2.19% as of December 31, 2010. The decrease was due to a focused effort by management to recognize potential problem loans, charge-off potentially uncollectible balances, and record specific allocations and adjust qualitative factors to reflect the current quality of the loan portfolio.

The ratio of net charge-offs to average loans for the year ended December 31, 2011 totaled 1.24%, compared to 1.28% for the year ended December 31, 2010. Relative to December 31, 2010, all segments of loans, with the exception of CRE loans, showed improvement. The net charge-off ratio for CRE loans as of December 31, 2011 was 2.02%, compared to .13% as of December 31, 2010 as a result of the $5.1 million partial charge-offs described above. The net charge-off ratio for A&D loans as of December 31, 2011 was 1.91%, compared to 4.46% as of December 31, 2010. The ratios for C&I loans were .99% and 2.23% for December 31, 2011 and December 31, 2010, respectively. The ratios for residential mortgage loans were .32% and .44% for December 31, 2011 and 2010, respectively. The ratios for consumer loans were 1.17% and 1.34% for December 31, 2011 and 2010, respectively.

Accruing loans past due 30 days or more declined to 2.86% of the loan portfolio at December 31, 2011, compared to 3.62% at December 31, 2010. The delinquency ratio in the consumer segment at December 31, 2011 was 6.45%, compared to 3.87% at December 31, 2010, and was negatively impacted by the sale of $32.5 million of our indirect auto portfolio, although the 30 days or more past due loans declined by $.8 million. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $38.2 million as of December 31, 2011, compared to $34.9 million as of December 31, 2010. Non-accrual loans which have been subject to a partial charge-off totaled $13.4 million as of December 31, 2011, compared to $2.9 million as of December 31, 2010.

Management believes that the ALL at December 31, 2011 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies

[40]

interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The ALL increased to $22.1 million at December 31, 2010 from $20.1 million at December 31, 2009. The provision for loan losses remained stable for the year ended December 31, 2010 at $15.7 million, compared to $15.6 million for fiscal year 2009. Net charge-offs increased to $13.7 million at December 31, 2010 from $9.8 million at December 31, 2009. As part of our loan review process, management noted an increase in foreclosures and bankruptcies in the geographic areas in which we operate. Additionally, the current economic environment caused a decline in real estate sales. Consequently, we closely reviewed and applied sensitivity analyses to collateral values to more adequately measure potential future losses. Where necessary, we obtained new appraisals on collateral. Specific allocations of the ALL were provided in those instances where we believed that losses might occur. As of December 31, 2010, the balance of the ALL was equal to 2.19% of total loans.

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2011	2010	2009	2008	2007
Balance, January 1	$22,138	$20,090	$14,347	$7,304	$6,530
Charge-offs:
Commercial real estate	(6,886)	(543)	(729)	(109)	(10)
Acquisition and development	(3,055)	(9,770)	(3,902)	(838)	(211)
Commercial and industrial	(840)	(2,225)	(2,246)	(2,951)	(152)
Residential mortgage	(1,664)	(2,008)	(1,495)	(672)	(213)
Consumer	(893)	(1,791)	(2,413)	(2,025)	(1,636)
Total charge-offs	(13,338)	(16,337)	(10,785)	(6,595)	(2,222)
Recoveries:
Commercial real estate	95	94	103	0	0
Acquisition and development	322	1,097	40	23	0
Commercial and industrial	57	538	201	33	45
Residential mortgage	550	391	80	120	14
Consumer	499	539	516	537	625
Total recoveries	1,523	2,659	940	713	684
Net credit losses	(11,815)	(13,678)	(9,845)	(5,882)	(1,538)
Provision for loan losses	9,157	15,726	15,588	12,925	2,312
Balance at end of period	$19,480	$22,138	$20,090	$14,347	$7,304

Allowance for loan losses to loans outstanding (as %)	2.08%	2.19%	1.79%	1.26%	0.70%
Net charge-offs to average loans outstanding during the period, annualized (as %)	1.24%	1.28%	0.87%	0.54%	0.15%

Table 7 presents management’s allocation of the ALL by major loan category in comparison to that loan category’s percentage of total loans. Changes in the allocation over time reflect changes in the composition of the loan portfolio risk profile and refinements to the methodology of determining the ALL. Specific allocations in any particular category may be reallocated in the future as needed to reflect current conditions. Accordingly, the entire ALL is considered available to absorb losses in any category.

[41]

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,
(In thousands)	2011	% of Total Loans	2010	% of Total Loans	2009	% of Total Loans	2008	% of Total Loans	2007	% of Total Loans
Commercial real estate	$6,218	36%	$8,658	35%	$5,351	29%	$3,289	28%	$1,568	22%
Acquisition and development	7,190	15%	6,345	16%	7,922	21%	3,396	20%	1,641	22%
Commercial and industrial	2,190	8%	1,345	7%	1,945	7%	2,318	7%	615	8%
Residential mortgage	3,430	37%	4,211	35%	3,061	33%	3,437	34%	1,830	34%
Consumer	452	4%	1,579	7%	1,811	10%	1,907	11%	1,650	14%
Total	$19,480	100%	$22,138	100%	$20,090	100%	$14,347	100%	$7,304	100%

Investment Securities

Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of applicable income taxes. For additional information, see Notes 1 and 6 to the Consolidated Financial Statements.

The following table sets forth the composition of our available-for-sale securities portfolio, reported at fair value, by major category as of the indicated dates:

Table 8

	At December 31,
	2011			2010			2009
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total
Securities Available-for-Sale:
U.S. government agencies	$25,490	$25,580	11%	$24,813	$24,850	11%	$68,487	$68,263	25%
Residential mortgage- backed agencies	129,019	130,402	53%	98,109	99,613	43%	59,640	62,573	23%
Collateralized mortgage obligations	10,843	10,778	4%	763	662	1%	40,809	33,197	12%
Obligations of states and political subdivisions	65,424	68,816	28%	94,250	94,724	41%	95,190	97,303	35%
Collateralized debt obligations	36,385	9,447	4%	36,533	9,838	4%	44,478	12,448	5%
Total	$267,161	$245,023	100%	$254,468	$229,687	100%	$308,604	$273,784	100%

Total investment securities increased $15.3 million during 2011 when compared to the balance at December 31, 2010. At December 31, 2011, the securities classified as available-for-sale included a net unrealized loss of $22.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to the CDOs.

As discussed in Note 23 to the Consolidated Financial Statements, we measure fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $235.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $4.8 million at December 31, 2011. The remaining $9.4 million of the securities available-for-sale

[42]

represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $26.9 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.7 million represent non-credit related OTTI charges on 13 of the securities, while $9.2 million of unrealized losses relates to five securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2011.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 7.08% to 40.41% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Topic 320 (ASC Section 320-10-35), management must assess whether (i) it has the intent to sell the security and (ii) it is more likely than not that First United Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the security, (d) changes in the rating of a security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

[43]

The market for these securities as of December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2011, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for our CDO portfolio. Management believes that there were no material differences in the impairment evaluations and pricing between December 31, 2010 and December 31, 2011.

The approach of the third party to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued. Currently, there is an active and liquid trading market only for stand-alone trust preferred securities. Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that one security had credit-related OTTI during 2011. As a result, we recorded $19,000 in credit-related non-cash OTTI charges on the CDO security in earnings for the year ended December 31, 2011. Management does not intend to sell this security nor is it more likely than not that we will be required to sell the security prior to recovery.

The risk-based capital regulations require banks to set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of December 31, 2011, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2011 and the weighted average yields on a tax-equivalent basis.

[44]

Investment Security Maturities, Yields, and Fair Values at December 31, 2011

Table 9

		1 Year	5 Years	Over	Total
	Within	To 5	To 10	10	Fair
(In thousands)	1 Year	Years	Years	Years	Value
Securities Available-for-Sale:
U.S. government agencies	$1,716	$0	$23,864	$0	$25,580
Residential mortgage-backed agencies	0	80,036	18,935	31,431	130,402
Collateralized mortgage obligations	0	557	10,221	0	10,778
Obligations of states and political subdivisions	0	0	18,956	49,860	68,816
Collateralized debt obligations	0	0	0	9,447	9,447
Total	$1,716	$80,593	$71,976	$90,738	$245,023

Percentage of total	.70%	32.89%	29.26%	37.15%	100.00%
Weighted average yield	2.25%	2.62%	3.05%	3.90%	3.29%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. At December 31, 2011, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2011, 2010 and 2009:

Deposit Balances

Table 10

		2011			2010			2009
	Actual	Average	Average	Actual	Average	Average	Actual	Average	Average
(In thousands)	Balance	Balance	Yield	Balance	Balance	Yield	Balance	Balance	Yield
Non-interest-bearing demand deposits	$149,888	$135,365	0	$121,142	$109,145	0	$106,976	$110,883	0
Interest-bearing deposits:
Demand	101,492	98,395	.14%	100,472	115,478	.34%	100,856	107,869	.18%
Money Market:
Retail	219,488	216,390	.32%	217,401	218,571	.67%	227,520	222,512	.90%
Brokered	0	7,913	.87%	55,545	68,068	1.03%	74,800	60,918	.96%
Savings deposits	102,561	100,598	.28%	93,543	83,734	.68%	76,504	76,703	.65%
Time deposits less than $100K	216,324	290,651	1.94%	278,588	366,922	2.13%	344,802	323,409	2.86%
Time deposits $100K or more:
Retail	185,045	171,557	2.32%	221,564	127,590	1.18%	138,877	143,589	2.68%
Brokered/CDARS	52,986	96,091	1.01%	213,391	261,355	2.38%	233,831	212,000	1.01%
Total Deposits	$1,027,784	$1,116,960		$1,301,646	$1,350,863		$1,304,166	$1,257,883

Total deposits decreased $273.9 million for the year ended December 31, 2011 when compared to deposits at December 31, 2010. Non-interest bearing deposits increased $28.7 million. Traditional savings accounts increased $9.0 million due to continued growth in our Prime Saver product. Total money market accounts decreased $53.4 million due to the repayment of $55.5 million in brokered accounts. Time deposits less than $100,000 declined $62.3 million and time deposits greater than $100,000 decreased $196.9 million. The decrease in time deposits greater than $100,000 was primarily due to the repayment of $105.5 million in brokered certificates of deposit and $54.9 million of maturities in our CDARS® product. Although brokered deposits are at very low rates in the current environment, management made the decision to right-size the balance sheet by using cash to repay brokered deposits and to allow certificates of deposit for non-relationship customers to run off.

The decline in deposits during 2011 was due to the strategic plan to reduce cash levels by paying off certain brokered deposits, FHLB advances and public money at their maturities. Also during 2011, our internal treasury team developed a strategy to increase our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

[45]

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

December
(In thousands)	31, 2011
Maturities
3 Months or Less	$39,238
3-6 Months	51,153
6-12 Months	40,015
Over 1 Year	107,625
Total	$238,031

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2011	2010	2009
Securities sold under agreements to repurchase	$36,868	$39,139	$47,563
Total short-term borrowings	$36,868	$39,139	$47,563

Long-term FHLB advances	160,314	196,370	227,423
Junior subordinated debentures	46,730	46,730	43,121
Total long-term borrowings	207,044	243,100	270,544

Total borrowings	$243,912	$282,239	$318,107

Average balance (from Table 1)	$258,892	$297,944	$319,191

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2011	2010	2009

Securities sold under agreements to repurchase:
Outstanding at end of year	$36,868	$39,139	$47,563
Weighted average interest rate at year end	0.64%	0.72%	0.66%
Maximum amount outstanding as of any month end	$51,403	$49,940	$50,052
Average amount outstanding	41,728	41,434	43,887
Approximate weighted average rate during the year	0.56%	0.68%	0.71%

Total borrowings decreased by $38.3 million, or 14%, in 2011 when compared to 2010, while the average balance of borrowings decreased by $39.1 million during the same period. This decrease in 2011 was due to the $2.3 million decline in short-term borrowings as our Treasury Management customers used their deposits during 2011 and our repayment of $36.1 million in long-term FHLB advances during the year.

Total borrowings decreased by $35.9 million or 11% in 2010 when compared to 2009, while the average balance of borrowings decreased by $21.2 million during the same period. This decrease in 2010 was due to the $8.4 million decline in short-term borrowings as our Treasury Management customers used their deposits during 2010 and our repayment of $30.0 million in long-term FHLB advances during the year. These decreases were offset by an increase of $3.6 million in TPS Debentures that were issued to Trust III in January 2010.

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

[46]

As of December 31, 2011, we had additional borrowing capacity with the FHLB totaling $10 million, an additional $26 million of unused lines of credit with various financial institutions, $9 million of an unused secured line of credit with the Federal Reserve Bank and approximately $154 million through wholesale money market funds. See Note 11 to the Consolidated Financial Statements for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

The Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulations require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, the qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of subordinated debt, mandatory convertible debt, the remaining portion of trust issued preferred securities, grandfathered senior debt and the ALL, subject to certain limitations.

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

At December 31, 2011, First United Corporation’s total risk-based capital ratio was 13.05% and the Bank’s total risk-based capital ratio was 13.38%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of First United Corporation and the Bank for year-end 2010 were 11.57% and 11.53%, respectively.

As of December 31, 2011, the most recent notification from the regulators categorizes First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 of the Notes to Consolidated Financial Statements for additional information regarding regulatory capital ratios.

Total shareholders’ equity increased $1.1 million to $96.7 million at December 31, 2011, from $95.6 million at December 31, 2010, primarily due to an increase in retained earnings. The return on average equity (ROE) for 2011 increased to 3.71% from (10.10%) for 2010.

In January 2009, pursuant to the Treasury’s TARP CPP and in return for $30 million, First United Corporation sold to the Treasury the shares of its Series A Preferred Stock and the Warrant to purchase 326,323 shares of its common stock for an exercise price of $13.79 per share. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 13 to the Consolidated Financial Statements.

The terms of the Series A Preferred Stock call for the payment, if declared by the board of directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of December 31, 2011, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. First United Corporation will be required to pay all accrued and unpaid dividends if and when the board of directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the board of directors will resume quarterly cash dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

[47]

On December 15, 2010, also at the request of the Reserve Bank, the board of directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payment that was due in March 2011. As of December 31, 2011, this deferral election remained in effect and cumulative deferred interest was approximately $2.2 million, which has been fully accrued and must be paid in full when the board of directors elects to terminate the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

In connection with, and as a result of, the aforementioned deferrals, the board of directors of First United Corporation voted to suspend the declaration of quarterly cash dividends on the common stock until further notice. The payment of cash dividends on the common stock is at the discretion of the board of directors and is dependent on our earnings in future periods. In addition, cash dividends on the common stock may be paid only if all accrued and unpaid interest due under the TPS Debentures and all accrued and unpaid dividends due under the Series A Preferred Stock have been paid in full. There can be no assurance as to if or when First United Corporation will resume the payment of cash dividends on the common stock.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals and pay its other obligations while funding all credit-worthy loans. The factors that determine the institution’s liquidity are:

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Bank may supplement retail funding with external funding sources such as:

•	Unsecured Fed Funds lines of credit with upstream correspondent banks (FTN Financial, M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank);
•	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage portfolio, home equity lines of credit portfolio, CRE loan portfolio, and various securities. Cash may also be pledged as collateral;
•	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral;
•	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth; and
•	One Way Buy CDARS® funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

During 2011, management implemented a strategic plan to utilize excess liquidity to repay brokered deposits, non-relationship certificates of deposit and wholesale FHLB advances at their stated maturities. Reduction in these liabilities, deemed to be volatile funding by regulatory definition, should not have an impact on our levels of liquidity.

[48]

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

Throughout 2010 and 2011, we shifted our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position, as we anticipated a rising interest rate environment in the future. As of December 31, 2011, we were slightly asset sensitive.

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

[49]

Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. These measures are typically based upon a relatively brief period, usually one year. They do not necessarily indicate the long-term prospects or economic value of the institution.

Based on the simulation analysis performed at December 31, 2011 and 2010, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2011	2010
+400 basis point increase	$2,548	$3,979
+300 basis point increase	$2,300	$3,268
+200 basis point increase	$1,937	$2,284
+100 basis point increase	$1,182	$1,160
-100 basis point increase	$(984)	$(662)

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

Impact of Inflation – Our assets and liabilities are primarily monetary in nature, and as such, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During inflationary periods, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power is not an adequate indicator of the impact of inflation on financial institutions because it does not incorporate changes in interest rates, which are an important determination of First United Corporation’s earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the heading “Interest Rate Sensitivity”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[50]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

We have audited the accompanying consolidated statements of financial condition of First United Corporation and subsidiaries (“Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 14, 2012

[51]

First United Corporation and Subsidiaries

Consolidated Statements of Financial Condition

(In thousands, except per share amounts)

	December 31
	2011	2010
Assets
Cash and due from banks	$52,049	$184,830
Interest bearing deposits in banks	13,058	114,483
Cash and cash equivalents	65,107	299,313
Investment securities – available-for-sale (at fair value)	245,023	229,687
Restricted investment in bank stock, at cost	10,726	12,449
Loans	938,694	1,009,753
Allowance for loan losses	(19,480)	(22,138)
Net loans	919,214	987,615
Premises and equipment, net	30,826	32,945
Goodwill and other intangible assets, net	14,432	14,700
Bank owned life insurance	31,435	30,405
Deferred tax assets	28,711	26,400
Other real estate owned	16,676	18,072
Accrued interest receivable and other assets	28,715	44,859
Total Assets	$1,390,865	$1,696,445

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$149,888	$121,142
Interest bearing deposits	877,896	1,180,504
Total deposits	1,027,784	1,301,646

Short-term borrowings	36,868	39,139
Long-term borrowings	207,044	243,100
Accrued interest payable and other liabilities	22,513	16,920
Total Liabilities	1,294,209	1,600,805

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2011 and 2010 (discount of $140 and $202, respectively)	29,860	29,798
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,183 in 2011 and 6,166 in 2010	62	62
Surplus	21,500	21,422
Retained earnings	66,196	64,179
Accumulated other comprehensive loss	(20,962)	(19,821)
Total Shareholders’ Equity	96,656	95,640
Total Liabilities and Shareholders’ Equity	$1,390,865	$1,696,445

See notes to consolidated financial statements.

[52]

First United Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year ended
	December 31
	2011	2010
Interest income
Interest and fees on loans	$52,289	$61,062
Interest on investment securities
Taxable	4,081	5,524
Exempt from federal income tax	2,749	3,588
Total investment income	6,830	9,112
Other	377	573
Total interest income	59,496	70,747
Interest expense
Interest on deposits	11,899	18,083
Interest on short-term borrowings	236	283
Interest on long-term borrowings	9,071	10,798
Total interest expense	21,206	29,164
Net interest income	38,290	41,583
Provision for loan losses	9,157	15,726
Net interest income after provision for loan losses	29,133	25,857
Other operating income
Changes in fair value on impaired securities	406	(10,814)
Portion of loss recognized in other comprehensive income (before taxes)	(425)	2,450
Net securities impairment losses recognized in operations	(19)	(8,364)
Net gains/(losses) – other	620	(6,014)
Total net gains/(losses)	601	(14,378)
Service charges	3,671	4,406
Trust department	4,413	4,096
Insurance commissions	2,424	2,712
Debit card income	2,125	1,580
Bank owned life insurance	1,030	1,019
Brokerage commissions	767	694
Other	685	849
Total other income	15,115	15,356
Total other operating income	15,716	978
Other operating expenses
Salaries and employee benefits	20,225	21,307
FDIC premiums	2,362	4,017
Equipment	3,015	3,197
Occupancy	2,804	2,977
Data processing	2,744	2,637
Professional services	1,575	1,388
Other real estate expenses	858	589
Miscellaneous loan fees	849	528
Other	7,426	8,409
Total other operating expenses	41,858	45,049
Income/(Loss) before income taxes	2,991	(18,214)
Income tax benefit	(635)	(8,017)
Net Income/(Loss)	$3,626	$(10,197)
Accumulated preferred stock dividends and discount accretion	(1,609)	(1,559)
Net Income Available to/(Loss) Attributable to Common Shareholders	$2,017	$(11,756)
Basic net income/(loss) per common share	$.33	$(1.91)
Diluted net income/(loss) per common share	$.33	$(1.91)
Dividends declared per common share	$.00	$.03
Weighted average number of common shares outstanding	6,177,184	6,155,645
Weighted average number of diluted shares outstanding	6,177,184	6,155,645

See notes to consolidated financial statements.

[53]

First United Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2010	$29,739	$61	$21,305	$76,120	$(26,659)	$100,566

Comprehensive income:
Net loss for the year				(10,197)		(10,197)
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $4,052					5,987	5,987
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $887					1,311	1,311
Unrealized loss on derivatives, net of income taxes of $312					(460)	(460)
Comprehensive loss						(3,359)
Issuance of 9,924 shares of common stock under dividend reinvestment plan		1	47			48
Stock based compensation			70			70
Preferred stock discount accretion	59			(59)		0
Preferred stock dividends paid				(1,125)		(1,125)
Preferred stock dividends deferred				(375)		(375)
Common stock dividends declared - $.03 per share				(185)		(185)
Balance at December 31, 2010	29,798	62	21,422	64,179	(19,821)	95,640

Comprehensive income:
Net income for the year				3,626		3,626
Unrealized gain on securities available-for-sale, net of reclassifications and income taxes of $1,067					1,576	1,576
Change in accumulated unrealized losses for pension and SERP obligations, net of income taxes of $1,757					(2,597)	(2,597)
Unrealized loss on derivatives, net of income taxes of $82					(120)	(120)
Comprehensive income						2,485
Stock based compensation			78			78
Preferred stock discount accretion	62			(62)		0
Preferred stock dividends deferred				(1,547)		(1,547)
Balance at December 31, 2011	$29,860	$62	$21,500	$66,196	$(20,962)	$96,656

See notes to consolidated financial statements.

[54]

First United Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31
	2011	2010
Operating activities
Net Income/(Loss)	$3,626	$(10,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	9,157	15,726
Depreciation	2,349	2,517
Stock compensation	78	70
Amortization of intangible assets	268	730
(Gain)/Loss on sales of other real estate owned	(285)	475
Write-downs of other real estate owned	1,986	2,940
Proceeds from sale of loans held-for-sale	33,902	0
Gain on loans held for sale	(1,366)	0
(Gain)/Loss on loan sales	(86)	78
Deferred loan fees	(593)	(588)
Loss on disposal of fixed assets	6	108
Net amortization of investment securities discounts and premiums	1,785	1,226
Other-than-temporary-impairment loss on securities	19	8,364
Proceeds from sales of investment securities trading	0	99,626
Proceeds from maturities/calls of investment securities trading	0	17,167
Loss on trading securities	0	251
(Gain)/Loss on sales of investment securities – available-for-sale	(875)	2,162
Decrease in accrued interest receivable and other assets	11,587	7,939
Deferred tax benefit	(1,538)	(1,839)
Increase/(Decrease) in accrued interest payable and other liabilities	4,046	(3,797)
Earnings on bank owned life insurance	(1,030)	(1,019)
Net cash provided by operating activities	63,036	141,939

Investing activities
Proceeds from maturities/calls of investment securities available- for-sale	80,315	114,445
Proceeds from sales of investment securities available-for-sale	84,396	12,304
Purchases of investment securities available-for-sale	(178,333)	(201,409)
Proceeds from sales of other real estate owned	6,017	3,146
Proceeds from loan sales	10,606	1,764
Proceeds from disposal of fixed assets	0	11
Net decrease in loans	10,459	80,157
Net decrease in bank stock	1,723	1,412
Purchases of premises and equipment	(236)	(3,862)
Net cash provided by investing activities	14,947	7,968

Financing activities
Net decrease in deposits	(273,862)	(2,520)
Net decrease in short-term borrowings	(2,271)	(8,424)
Proceeds from long-term borrowings	0	3,609
Payments on long-term borrowings	(36,056)	(31,053)
Proceeds from issuance of preferred stock and warrants	0	0
Cash dividends paid on common stock	0	(800)
Proceeds from issuance of common stock	0	48
Preferred stock dividends paid	0	(1,125)
Net cash used in financing activities	(312,189)	(40,265)
(Decrease)/Increase in cash and cash equivalents	(234,206)	109,642
Cash and cash equivalents at beginning of the year	299,313	189,671
Cash and cash equivalents at end of period	$65,107	$299,313

Supplemental information
Interest paid	$19,985	$29,754
Taxes paid	0	300
Non-cash investing activities:
Transfers from loans to other real estate owned	6,322	17,042
Transfers from loans to loans held-for-sale	32,536	0
Transfers from available-for-sale to trading	0	117,078

See notes to consolidated financial statements

[55]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a registered financial holding company that was incorporated under the laws of the state of Maryland. It is the parent company of First United Bank & Trust, a Maryland trust company (“Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III (“Trust III” and together with Trust I and Trust II, the “Trusts”), a Delaware statutory business trust. The Trusts were formed for the purpose of selling trust preferred securities. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Group”) that, through the close of business on December 31, 2011, operated as a full service insurance agency. Effective on January 1, 2012, the Insurance Group sold substantially all of its assets and is no longer an active subsidiary.

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

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland counties and four counties in West Virginia.

As used in these Notes, unless the context requires otherwise, the terms “the Corporation”, “we”, “us”, “our” and words of similar import refer collectively to First United Corporation and its direct and indirect subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements of the Corporation have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) that require management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the assessment of other-than-temporary impairment (“OTTI”) pertaining to investment securities, potential impairment of goodwill, and the valuation of deferred tax assets. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2011 presentation. Such reclassifications had no impact on net income/(loss) or equity.

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2011 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

Effective on January 1, 2012, the Insurance Group sold substantially all of its assets, net of cash, to an unrelated third party (the “Acquirer”) for $3.6 million. Prior to that date, the Insurance Group operated as a full service insurance agency with offices in Maryland and West Virginia. As part of this sale, we agreed that we would not compete with the Acquirer for insurance business other than with respect to insurance related to our banking, trust, lending, consumer finance company, and/or securities sales businesses. We also agreed to not solicit the Acquirer’s customers or any person who was a customer of the Insurance Group at any time within three years prior to the sale. These restrictions will terminate on January 1, 2017. As a result of these agreements, we anticipate that our insurance activities for the foreseeable future will be limited to the sale of credit-related insurance products and the sale, through our networking arrangements, of annuities. Also as part of the sale, we agreed, until January 1, 2013, to refer insurance business to the Acquirer. To the extent permitted by law, we will be entitled to a referral fee, equal to 10% of the commission payable to the Acquirer, when our referrals result in the sale of an insurance policy of a type not previously sold to the customer by the Acquirer. Total revenues for 2011 were $2.4 million and pre-tax operating expenses, net of amortization expense and expenses related

[56]

to the sale were $2.2 million. Management does not expect the sale of the Insurance Group’s assets or the referral arrangement to have a material impact on our future financial condition or results of operations.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of the Bank, the Insurance Group, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, First OREO Trust and Cumberland Liquidation Trust. All significant inter-company accounts and transactions have been eliminated.

First United Corporation determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”) in accordance with GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make financial and operating decisions. The Corporation consolidates voting interest entities in which it has 100%, or at least a majority, of the voting interest. As defined in applicable accounting standards, a VIE is an entity that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A controlling financial interest in an entity exists when an enterprise has a variable interest, or a combination of variable interests that will absorb a majority of an entity’s expected losses, receive a majority of an entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

The Corporation accounts for its investment in a Low Income Housing Tax Credit Partnership, such as Liberty Mews Limited Partnership, utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2011, approximately 15%, or $143 million, of total loans were secured by real estate acquisition, construction and development projects, with $117 million performing according to their contractual terms and $26 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $26 million impaired loans, $5 million were TDRs performing according to their modified terms, $6 million were performing impaired, and $15 million were non-performing at December 31, 2011. No single industry or borrower comprises greater than 10% of total loans as of December 31, 2011, and the Corporation does not have any significant concentrations in any one industry or customer. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities. Securities bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value with unrealized gains and losses included in net gains/losses in other operating income. Securities purchased with the intent and ability to hold the securities to maturity are classified as held-to-maturity securities and are recorded at amortized cost. All other investment securities are classified as available-for-sale. These securities are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in shareholders’ equity, net of applicable income taxes.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2011, the U.S. Government agencies and treasuries, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The amortized cost of debt securities classified as available-for-sale is adjusted for the amortization of premiums to the first call date, if applicable, or to maturity, and for the accretion of discounts to maturity, or, in the case of mortgage-backed securities, over

[57]

the estimated life of the security. Such amortization and accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Gains and losses on the sale of securities are recorded using the specific identification method.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (i) it has the intent to sell a security being evaluated and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Note 6.

The collateralized debt obligation (“CDO”) segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2011, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.4 million and a fair value of $9.4 million. The market for these securities at December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities, other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2011, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2011 and December 31, 2010.

The approach of the third party to determine fair value involves several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued. Currently, there is an active and liquid trading market only for stand-alone trust preferred securities. Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Fair Value

The Corporation determines fair value of its investment securities and certain other assets in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820. Note 23 to the consolidated financial statements include the Corporation’s fair value disclosures.

[58]

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2011.

The Corporation recognizes dividends on a cash basis. For the year ended December 31, 2011, dividends of $96,500 were recognized in earnings. For the comparable period of 2010, dividends of $46,500 were recognized in earnings.

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

Interest and Fees on Loans

Interest on loans (other than those on non-accrual status) is recognized based upon the principal amount outstanding. Loan fees in excess of the costs incurred to originate the loan are recognized as income over the life of the loan utilizing either the interest method or the straight-line method, depending on the type of loan. Generally, fees on loans with a specified maturity date, such as residential mortgages, are recognized using the interest method. Loan fees for lines of credit are recognized using the straight-line method.

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

[59]

Allowance for Loan Losses

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the allowance for loan losses, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $44,000 and $48,000 at December 31, 2011 and 2010, respectively.

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

Other intangible assets with finite lives include core deposit intangible assets, which represent the present value of future net income to be earned from acquired deposits. Core deposit intangibles were amortized using the straight-line method over their estimated life of 7.2 years. The core deposit intangible was fully amortized in September 2010. Insurance agency book of business intangibles were amortized using the straight-line method over their estimated lives. Effective January 1, 2012, the Corporation will no longer carry the intangibles due to the sale of the Insurance Agency and the related books of business.

Bank-Owned Life Insurance (“BOLI”)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less the cost to sell at the date of foreclosure, with any losses charged to the ALL, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance are included in losses on other real estate owned. Revenue and expenses from operations are included in net expenses from other real estate owned.

Income Taxes

First United Corporation and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the liability method. Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the net liability or asset for deferred taxes adjusted for changes in any deferred tax asset valuation allowance.

[60]

ASC Topic 740, Taxes, provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have not identified any income tax uncertainties.

State corporate income tax returns are filed annually. Federal and state returns may be selected for examination by the Internal Revenue Service and the states where we file, subject to statutes of limitations. At any given point in time, the Corporation may have several years of filed tax returns that may be selected for examination or review by taxing authorities. With few exceptions, we are no longer subject to U.S. Federal, State, and local income tax examinations by tax authorities for years prior to 2008.

Interest and penalties on income taxes are recognized as a component of income tax expense.

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the funded status of the defined benefit pension plan is recognized as an asset, and the supplemental executive retirement plan is recognized as a liability in the Consolidated Statements of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of accumulated other comprehensive loss, net of tax. Refer to Note 17 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest bearing deposits in banks in the Consolidated Statements of Cash Flows.

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statements of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and is recorded on an accrual basis.

Business Segments

The Corporation operates in one segment, commercial banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by the Board of Directors and executive management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at December 31, 2011.

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

The American Recovery and Reinvestment Act (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in the Treasury’s

[61]

Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the TARP CPP assistance is repaid.

Stock-based awards were made to non-employee directors in May 2011. Five thousand dollars of their annual retainer is paid in stock. Beginning in 2011, the non-employee directors were given the option to elect to take up to 100% of their annual cash retainer also in stock. The 2011 grants totaled 16,720 fully-vested shares having a fair market value of $5.68 per share. Director stock compensation expense was $78,000 for the year ended December 31, 2011 and $70,000 for the year ended December 31, 2010.

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

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in ASU No. 2011-05 (“ASU 2011-12”). In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends ASC Topic 220, Comprehensive Income, to provide the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amended guidance in ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively. ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income. The guidance in ASU 2011-12 is also effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management anticipates that the guidance contained in both ASUs will not have a significant impact on the Corporation’s future financial statements, but it will impact the presentation of the Corporation’s future financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends ASC Topic 350, Intangibles – Goodwill and Other, to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Management is evaluating this guidance, but anticipates that it will not have a significant impact on the Corporation’s future financial statements.

In June 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies existing guidance for items such as the application of the highest and best use concept to non-financial assets and liabilities, and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of Level 3 assets. ASU 2011-04 also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in Level 2 or 3 of the fair value hierarchy. Lastly, ASU 2011-04 contains new disclosure requirements regarding fair value amounts categorized as Level 3 in the fair value hierarchy such as: (i) disclosure of the valuation process used; (ii) effects of and relationships between unobservable inputs; (iii) usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and (iv) categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. For entities who file periodic and other reports with the Securities and Exchange Commission, the amended guidance is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. Early adoption is not permitted. Management anticipates that this guidance will not have a significant impact on the Corporation’s future financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 provides additional guidance to assist creditors in determining whether a

[62]

restructuring of a receivable meets the criteria to be considered a troubled debt restructuring within the scope of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, with an emphasis on evaluating all aspects of the modification rather than a focus of specific criteria to determine a concession. ASU 2011-02 also provides guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amended guidance was effective for the first interim or annual periods beginning on or after June 15, 2011, with retrospective application to the beginning of the annual period of adoption. Entities were also required to disclose information required by ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which had previously been deferred by ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU No. 2010-20, for interim and annual periods beginning on or after June 15, 2011. The adoption of this guidance did not have a significant impact on the Corporation’s financial statements. The Corporation had no loans that were newly considered impaired under ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement for which impairment was previously measured under ASC Subtopic 450-20, Contingencies-Loss Contingencies.

2.	Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings/(loss) per share is derived by dividing net income available to/(loss) attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2011. There is no dilutive effect on the loss per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the years ended December 31, 2011 and 2010:

	For the years ended
	December 31,
	2011			2010
		Average	Per Share		Average	Per Share
(In thousands, except for per share amount)	Income	Shares	Amount	Loss	Shares	Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss)	$3,626			$(10,197)
Preferred stock dividends paid	0			(1,125)
Preferred stock dividends deferred	(1,547)			(375)
Discount accretion on preferred stock	(62)			(59)
Net income available to/(loss attributable to) common shareholders	$2,017	6,177	$.33	$(11,756)	6,156	$(1.91)

[63]

3.	Net Gains (Losses)

The following table summarizes the gain/(loss) activity for the years ended December 31, 2011 and 2010:

	For the year ended
	December 31,
(In thousands)	2011	2010
Available-for-sale securities:
Other-than-temporary impairment charges	$(19)	$(8,364)
Realized gains	1,083	262
Realized losses	(208)	(170)
Transfers of available-for-sale securities to trading:
Gains recognized in earnings	0	2,852
Losses recognized in earnings	0	(5,106)
Net gain/(loss) recognized on available-for-sale securities	875	(2,162)

Trading securities:
Gross gains on sales	0	972
Gross losses on sales	0	(1,223)
Net loss recognized on sales	0	(251)
Gain/(loss) on consumer loan sales	86	(78)
Gain on sale of indirect auto loans	1,366	0
Net gain/(loss) on sales of other real estate owned	285	(475)
Write-downs of other real estate owned	(1,986)	(2,940)
Net loss on disposal of fixed assets	(6)	(108)
Net gains/(losses) – other	620	(6,014)
Net gains/(losses)	$601	$(14,378)

4.	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require First United Corporation and the Bank to maintain certain minimum amounts of capital and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage). Management believes, as of December 31, 2011, that First United Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from regulatory agencies categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. For a financial institution to be categorized as well capitalized, total risk-based, Tier I risk-based, and Tier I leverage ratios must not fall below the percentages shown in the following table. Management is not aware of any condition or event which has caused the well capitalized position to change.

[64]

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to Risk Weighted Assets)
Consolidated	$152,280	13.05%	$93,342	8.00%	$116,677	10.00%
First United Bank & Trust	155,651	13.38%	93,035	8.00%	116,294	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	131,884	11.30%	46,671	4.00%	70,006	6.00%
First United Bank & Trust	140,818	12.11%	46,517	4.00%	69,776	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	131,884	9.10%	57,953	4.00%	72,441	5.00%
First United Bank & Trust	140,818	9.75%	57,782	4.00%	72,228	5.00%

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total Capital (to Risk Weighted Assets)
Consolidated	$151,147	11.57%	$104,534	8.00%	$130,667	10.00%
First United Bank & Trust	150,349	11.53%	104,281	8.00%	130,351	10.00%
Tier 1 Capital (to Risk Weighted Assets)
Consolidated	127,317	9.74%	52,267	4.00%	78,407	6.00%
First United Bank & Trust	133,802	10.26%	52,140	4.00%	78,210	6.00%
Tier 1 Capital (to Average Assets)
Consolidated	127,317	7.34%	69,349	4.00%	86,687	5.00%
First United Bank & Trust	133,802	7.73%	69,203	4.00%	86,504	5.00%

5.	Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	December 31,
(In thousands)	2011	2010
Cash and due from banks, weighted average interest rate of 0.14% (at December 31, 2011)	$52,049	$184,830

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2011 and 2010, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), M&T Bank (“M&T”), and CBB.

	December 31,
(In thousands)	2011	2010
FHLB daily investments, interest rate of 0.01% (at December 31, 2011)	$4,244	$77,102
FTN daily investments, interest rate of 0.04% (at December 31, 2011)	1,350	1,350
M&T Fed Funds sold, interest rate of 0.25% (at December 31, 2011)	6,379	6,004
CBB Fed Funds sold, interest rate of 0.21% (at December 31, 2011)	1,085	30,027
	$13,058	$114,483

[65]

6.	Investment Securities – Available for Sale

The following table shows a comparison of amortized cost and fair values of investment securities available-for-sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(In thousands)	Cost	Gains	Losses	Value	AOCI
December 31, 2011
U.S. government agencies	$25,490	$107	$17	$25,580	$0
Residential mortgage-backed agencies	129,019	1,653	270	130,402	0
Collateralized mortgage obligations	10,843	58	123	10,778	0
Obligations of states and political subdivisions	65,424	3,400	8	68,816	0
Collateralized debt obligations	36,385	0	26,938	9,447	17,726
Totals	$267,161	$5,218	$27,356	$245,023	$17,726

December 31, 2010
U.S. government agencies	$24,813	$101	$64	$24,850	$0
Residential mortgage-backed agencies	98,109	1,703	199	99,613	0
Collateralized mortgage obligations	763	0	101	662	0
Obligations of states and political subdivisions	94,250	1,011	537	94,724	0
Collateralized debt obligations	36,533	0	26,695	9,838	18,151
Totals	$254,468	$2,815	$27,596	$229,687	$18,151

Proceeds from sales of securities and the realized gains and losses are as follows:

(In thousands)	2011	2010
Proceeds	$84,396	$12,304
Realized gains	1,083	262
Realized losses	208	170

The following table shows the Corporation’s securities available-for-sale with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2011 and 2010:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses
December 31, 2011
U.S. government agencies	$9,983	$17	$0	$0
Residential mortgage-backed agencies	47,200	269	4,779	1
Collateralized mortgage obligations	0	0	557	123
Obligations of states and political subdivisions	0	0	2,805	8
Collateralized debt obligations	0	0	9,447	26,938
Totals	$57,183	$286	$17,588	$27,070

December 31, 2010
U.S. government agencies	$13,044	$64	$0	$0
Residential mortgage-backed agencies	19,453	199	0	0
Collateralized mortgage obligations	0	0	662	101
Obligations of states and political subdivisions	26,887	537	0	0
Collateralized debt obligations	0	0	9,838	26,695
Totals	$59,384	$800	$10,500	$26,796

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (i) it has the intent to sell a security being evaluated and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its

[66]

anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its CDO portfolio consisting of pooled trust preferred securities. Based on management’s review of the third party evaluations, management believes that there were no material differences in the valuations between December 31, 2011 and December 31, 2010.

U.S. Government Agencies - One U.S. government agency has been in a slight unrealized loss position for less than 12 months as of December 31, 2011. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Therefore, no OTTI exists at December 31, 2011. There were no agency securities for which the cost has been less than market value for a period longer than 12 months.

Residential Mortgage-Backed Agencies - Eight residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of December 31, 2011. One residential mortgage-backed agency has been in slight unrealized loss position for 12 months or more. All of these securities are of the highest investment grade and the Corporation does not intend to sell them, nor is it more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at December 31, 2011.

Collateralized Mortgage Obligations – One collateralized mortgage obligation security at December 31, 2011 has been in an unrealized loss position for 12 months or more. This security is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings. Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment. At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount. As of December 31, 2011, this security remains at investment grade and continues to perform as expected at the time of purchase. The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2011.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $8,000 at December 31, 2011. Two securities have been in a slight unrealized loss position for 12 months or more. All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Collateralized Debt Obligations - The $26.9 million in unrealized losses greater than 12 months at December 31, 2011 relates to 18 pooled trust preferred securities that comprise the CDO portfolio. See Note 23 for a discussion of the methodology used by management to determine the fair values of these securities. The Corporation recorded $19,000 in credit-related non-cash OTTI charges for the year ended December 31, 2011. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold:

[67]

	For the year ended
	December	December
(In thousands)	31, 2011	31, 2010
Balance of credit-related OTTI at beginning of period	$14,653	$10,765
Additions for credit-related OTTI not previously recognized	0	1,402
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	19	6,961
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	(4,369)
Reduction for increases in cash flows expected to be collected	(248)	(106)
Balance of credit-related OTTI at end of period	$14,424	$14,653

The amortized cost and estimated fair value of securities available-for-sale by contractual maturity at December 31, 2011 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized	Fair
(In thousands)	Cost	Value
Contractual Maturity
Due in one year or less	$1,700	$1,716
Due after one year through five years	0	0
Due after five years through ten years	42,119	42,820
Due after ten years	83,480	59,307
	127,299	103,843
Residential mortgage-backed agencies	129,019	130,402
Collateralized mortgage obligations	10,843	10,778
	$267,161	$245,023

At December 31, 2011 and 2010, investment securities with a fair value of $147 million and $121 million, respectively, were pledged as permitted or required to secure public and trust deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and December 31, 2010:

		Acquisition	Commercial
	Commercial	and	and	Residential
(In thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
December 31, 2011
Total loans	$336,234	$142,871	$78,697	$347,220	$33,672	$938,694
Individually evaluated for impairment	$16,942	$25,699	$13,048	$6,116	$21	$61,826
Collectively evaluated for impairment	$319,292	$117,172	$65,649	$341,104	$33,651	$876,868

December 31, 2010
Total loans	$348,584	$156,892	$69,992	$356,742	$77,543	$1,009,753
Individually evaluated for impairment	$16,270	$31,196	$5,131	$9,854	$152	$62,603
Collectively evaluated for impairment	$332,314	$125,696	$64,861	$346,888	$77,391	$947,150

[68]

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The CRE loan segment is then segregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied, nonfarm, non-residential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The A&D loan segment is segregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is segregated into two classes: (i) amortizing term loans, which are primarily first liens; and (ii) home equity lines of credit, which are generally second liens. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

During the second quarter of 2011, the Bank sold $32.5 million of the indirect auto portfolio that is included in the consumer loan class.

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were loan customers of the Bank. Pursuant to the Bank’s lending policies, such loans were made on the same terms, including collateral, as those prevailing at the time for comparable transactions with persons who are not related to the Corporation and do not involve more than the normal risk of collectability. Changes in the dollar amount of loans outstanding to officers, directors and their associates were as follows for the year ended December 31:

(In thousands)	2011
Balance at January 1	$12,548
Loans or advances	1,164
Repayments	(1,971)
Balance at December 31	$11,741

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. At December 2010, the portion of any loan that represented a specific allocation of the allowance for loan losses was placed in the Doubtful category. Based upon consultation with the regulators, beginning with June 30, 2011, only the portion of a specific allocation of the allowance for loan losses that management believes is associated with a pending event that could trigger loss in the short term will be classified in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category. It is possible for a loan to be classified as Substandard in the internal risk rating system, but not considered impaired under GAAP, due to the broader reach of “well-defined weaknesses” in the application of the Substandard definition.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2011 and 2010:

[69]

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate
Non owner-occupied	$119,574	$4,222	$32,212	$0	$156,008
All other CRE	123,713	18,307	38,206	0	180,226
Acquisition and development
1-4 family residential construction	11,512	0	5,572	0	17,084
All other A&D	81,268	935	43,584	0	125,787
Commercial and industrial	62,152	697	15,848	0	78,697
Residential mortgage
Residential mortgage - term	250,701	1,817	15,408	0	267,926
Residential mortgage – home equity	75,517	34	3,743	0	79,294
Consumer	33,147	34	491	0	33,672
Total	$757,584	$26,046	$155,064	$0	$938,694

December 31, 2010
Commercial real estate
Non owner-occupied	$121,144	$9,541	$33,914	$2,768	$167,367
All other CRE	123,115	8,995	49,027	80	181,217
Acquisition and development
1-4 family residential construction	7,038	0	6,876	334	14,248
All other A&D	86,352	4,664	50,487	1,141	142,644
Commercial and industrial	46,760	2,933	20,299	0	69,992
Residential mortgage
Residential mortgage - term	255,916	2,634	18,576	43	277,169
Residential mortgage – home equity	76,828	0	2,745	0	79,573
Consumer	76,736	23	784	0	77,543
Total	$793,889	$28,790	$182,708	$4,366	$1,009,753

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

[70]

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of December 31, 2011 and December 31, 2010:

					Total Past
					Due and
		30-59 Days	60-89 Days	90 Days+	still	Non-
(In thousands)	Current	Past Due	Past Due	Past Due	accruing	Accrual	Total Loans
December 31, 2011
Commercial real estate
Non owner-occupied	$146,150	$359	$209	$0	$568	$9,290	$156,008
All other CRE	173,342	558	5,547	0	6,105	779	180,226
Acquisition and development
1-4 family residential construction	17,009	0	75	0	75	0	17,084
All other A&D	109,351	840	530	128	1,498	14,938	125,787
Commercial and industrial	69,119	182	32	0	214	9,364	78,697
Residential mortgage
Residential mortgage - term	249,719	10,106	3,753	1,386	15,245	2,962	267,926
Residential mortgage – home equity	77,486	476	375	123	974	834	79,294
Consumer	31,478	1,560	471	142	2,173	21	33,672
Total	$873,654	$14,081	$10,992	$1,779	$26,852	$38,188	$938,694

December 31, 2010
Commercial real estate
Non owner-occupied	$146,470	$892	$8,801	$0	$9,693	$11,204	$167,367
All other CRE	179,661	581	286	0	867	689	181,217
Acquisition and development
1-4 family residential construction	13,626	0	0	0	0	622	14,248
All other A&D	124,731	1,950	188	128	2,266	15,647	142,644
Commercial and industrial	67,688	883	22	44	949	1,355	69,992
Residential mortgage
Residential mortgage – term	253,225	12,168	4,455	2,359	18,982	4,962	277,169
Residential mortgage – home equity	78,533	559	129	78	766	274	79,573
Consumer	74,392	2,116	700	183	2,999	152	77,543
Total	$938,326	$19,149	$14,581	$2,792	$36,522	$34,905	$1,009,753

Non-accrual loans which have been subject to a partial charge-off totaled $13.4 million as of December 31, 2011, compared to $2.9 million as of December 31, 2010.

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

[71]

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December31, 2011 and December 31, 2010.

		Acquisition	Commercial
	Commercial	and	and	Residential
(In thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
December 31, 2011
Total ALL	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Attributable to loans: Individually evaluated for impairment	$92	$2,718	$1,139	$2	$0	$3,951
Collectively evaluated for impairment	$6,126	$4,472	$1,051	$3,428	$452	$15,529

December 31, 2010
Total ALL	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Attributable to loans: Individually evaluated for impairment	$2,848	$1,475	$0	$43	$0	$4,366
Collectively evaluated for impairment	$5,810	$4,870	$1,345	$4,168	$1,579	$17,772

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000, and (i) is either in nonaccrual status, or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral method for 95% of the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If an appraisal is less than 12 months old (the age at which the internal appraisal grid begins) and if management believes that general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. If the most recent appraisal is greater than 12 months old or if an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located in order to discount an appraisal that is greater than 12 months old. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

[72]

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 and December 31, 2010:

			Impaired
			Loans with
	Impaired Loans with		No Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
(in thousands)	Investment	Allowance	Investment	Investment	Balance
December 31, 2011
Commercial real estate
Non owner-occupied	$448	$92	$9,129	$9,577	$14,765
All other CRE	0	0	7,365	7,365	7,390
Acquisition and development
1-4 family residential construction	2,489	859	0	2,489	2,577
All other A&D	7,850	1,859	15,360	23,210	27,712
Commercial and industrial	9,043	1,139	4,005	13,048	13,137
Residential mortgage
Residential mortgage - term	218	2	4,816	5,034	5,488
Residential mortgage – home equity	0	0	1,082	1,082	1,177
Consumer	0	0	21	21	33
Total impaired loans	$20,048	$3,951	$41,778	$61,826	$72,279

December 31, 2010
Commercial real estate
Non owner-occupied	$8,183	$2,768	$4,635	$12,818	$12,818
All other CRE	713	80	2,740	3,453	3,478
Acquisition and development
1-4 family residential construction	2,823	334	622	3,445	3,491
All other A&D	7,269	1,141	20,482	27,751	31,284
Commercial and industrial	0	0	5,131	5,131	6,540
Residential mortgage
Residential mortgage - term	725	43	8,606	9,331	10,086
Residential mortgage – home equity	0	0	522	522	522
Consumer	0	0	152	152	153
Total impaired loans	$19,713	$4,366	$42,890	$62,603	$68,372

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

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: (i) national and local economic trends and conditions; (ii) levels of and trends in delinquency rates and

[73]

non-accrual loans; (iii) trends in volumes and terms of loans; (iv) effects of changes in lending policies; (v) experience, ability, and depth of lending staff; (vi) value of underlying collateral; and (vii) concentrations of credit from a loan type, industry and/or geographic standpoint.

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

Activity in the ALL is presented for the years ended December 31, 2011 and December 31, 2010:

	Commercial	Acquisition	Commercial
	Real Estate	and Development	and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(6,886)	(3,055)	(840)	(1,664)	(893)	(13,338)
Recoveries	95	322	57	550	499	1,523
Provision	4,351	3,578	1,628	333	(733)	9,157
ALL balance at December 31, 2011	6,218	7,190	2,190	3,430	452	19,480

ALL balance at January 1, 2010	$5,351	$7,922	$1,945	$3,061	$1,811	$20,090
Charge-offs	(543)	(9,770)	(2,225)	(2,008)	(1,791)	(16,337)
Recoveries	94	1,097	538	391	539	2,659
Provision	3,756	7,096	1,087	2,767	1,020	15,726
ALL balance at December 31, 2010	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[74]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	December 31, 2011			December 31, 2010
		Interest			Interest
		income	Interest		income	Interest
		recognized	income		recognized	income
		on an	recognized		on an	recognized
	Average	accrual	on a	Average	accrual	on a
(in thousands)	investment	basis	cash basis	investment	basis	cash basis
Commercial real estate
Non owner-occupied	$12,643	$44	$91	$10,531	$251	$0
All other CRE	6,781	269	52	13,596	574	0
Acquisition and development
1-4 family residential construction	2,834	94	0	1,566	34	0
All other A&D	25,860	547	81	52,152	826	0
Commercial and industrial	11,960	155	0	8,477	262	0
Residential mortgage
Residential mortgage - term	6,415	144	16	8,049	234	0
Residential mortgage – home equity	724	14	4	2,689	71	0
Consumer	53	0	0	76	0	0
Total	$67,270	1,267	244	$97,136	$2,252	$0

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (“TDR”) when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

When the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment, amortization period and/or maturity date) are modified in such a way to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms are only offered for that time period. Where possible, the Bank obtains additional collateral and/or secondary payment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. To date, the Bank has not forgiven any principal as a restructuring concession. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status. Loans may be removed from TDR status in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months.

There were 23 loans totaling $18.0 million and 22 loans totaling $15.1 million that were classified as TDRs at December 31, 2011 and December 31, 2010, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

[75]

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
		Recorded		Recorded		Recorded
	Number of	Investment	Number of	Investment	Number of	Investment
(in thousands)	Contracts	(1)	Contracts	(1)	Contracts	(1)
For the year ended December 31, 2011
Commercial real estate
Non owner-occupied	0	$0	3	$809	0	$0
All other CRE	1	3,233	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,491
All other A&D	0	0	8	8,508	2	328
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	2	234	2	513	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total (2)	3	$3,467	13	$9,830	3	$2,819
For the year ended December 31, 2010
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	324
All other A&D	0	0	0	0	3	3,185
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	3	594	0	0	1	29
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	3	$594	0	$0	5	$3,538

Notes:

(1)	The post-modification recorded investment balances were the same as the pre-modification recorded investment balances, as there were no charge-offs as a result of any of the restructurings.
(2)	Includes $6.7 million of 8 existing TDRs that were restructured during the period with new terms providing a concession.

If a loan was considered to be impaired prior to modification as a TDR, then there is no impact on the ALL as a result of the modification, because the loan was already being evaluated individually for impairment. If a loan was not impaired prior to modification as a TDR, then there could be an impact on the ALL as a result of the modification because of the movement of the loan from the pools of loans being evaluated collectively for impairment to being evaluated individually for impairment. There was a $220,000 reduction to the ALL relating to four loans totaling $5.5 million modified as TDRs in 2011, resulting from the movement of these loans being evaluated collectively for impairment to being evaluated individually for impairment. The volume and type of TDR activity are considered in the assessment of the local economic trends qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

Two other A&D TDRs, totaling $2.3 million, that were modified in 2011 were transferred to non-accrual status subsequent to their modification and were considered to be in payment default.

At December 31, 2011 and 2010, additional funds of up to $1.6 million and $1.9 million, respectively, were committed to be advanced in connection with TDRs.

[76]

8.	Premises and Equipment

The composition of premises and equipment at December 31 is as follows:

(In thousands)	2011	2010
Land	$9,297	$9,297
Land Improvements	1,112	1,112
Premises	25,299	25,254
Furniture and Equipment	16,671	16,612
Capital Lease	535	535
	52,914	52,810
Less accumulated depreciation	(22,088)	(19,865)
Total	$30,826	$32,945

The Corporation recorded depreciation expense of $2.3 million and $2.5 million in 2011 and 2010, respectively.

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2011, future minimum rent commitments under these leases for future years are as follows: (i) $3.5 million for 2012; (ii) $3.4 million for 2013; (iii) $3.3 million for 2014; (iv) $2.5 million for 2015; (v) $2.4 million for 2016; and (vi) $9.2 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total rent expense for offices amounted to $.6 million in 2011 and $1.0 million in 2010.

9.	Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $1.6 million related to acquisitions of insurance “books of business” which is subject to amortization. The $12.9 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and the acquisition of insurance books of business in 2008 that are not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of the Corporation’s reporting units be compared to the carrying amount of its net assets, including goodwill.  If the estimated current fair value of the reporting unit exceeds its carrying value, then no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and, to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

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

Throughout 2011, consistent with First United Corporation’s peer group, the shares of First United Corporation common stock traded below its book value.  At December 31, 2011, First United Corporation’s stock price was significantly below its tangible book value.  Management believed that these circumstances could indicate the possibility of impairment. Accordingly, management consulted a third party valuation specialist to assist it with the determination of the fair value of First United Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in the common stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of First United Corporation. The income approach is a discounted cash flow analysis that is determined by adding (i) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that First United Corporation could generate over the next five years and (ii) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future.  The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

[77]

Significant assumptions used in the above methods include:

•	Net income from First United Corporation’s forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 11.0% based on the most recent [third quarter of 2011] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 302 basis points;
•	A price to tangible book multiple of 1.12, which was the median multiple of commercial bank mergers and acquisitions during 2011 for selling banks and holding companies with non-performing assets to average assets between 4.0% and 6.0%, as provided by Sheshunoff & Co.; and
•	A capitalization rate of 8.0% (discount rate of 11.0% adjusted for a conservative growth rate of 3.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 66%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.41 and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2011 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

The significant components of goodwill and acquired intangible assets at December 31 are as follows:

	2011				2010
				Weighted				Weighted
	Gross		Net	Average	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining	Carrying	Accumulated	Carrying	Remaining
(In thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Goodwill	$12,856	$0	$12,856		$12,856	$0	$12,856
Core deposit intangible assets	0	0	0		4,040	(4,040)	0
Insurance agency book of businesses	1,844	(268)	1,576	0	2,884	(1,040)	1,844	7.1
Total	$14,700	$(268)	$14,432		$19,780	$(5,080)	$14,700

Amortization expense relating to amortizable intangible assets was $0.3 million in 2011 and $.7 million in 2010.

10.	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $238.0 million and $435.0 million at December 31, 2011 and 2010, respectively. At December 31, 2011, $2.0 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2011 (in thousands):

2012	$238,853
2013	77,557
2014	39,818
2015	39,022
2016	59,105
Thereafter	0

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2011, executive officers and directors had approximately $13.8 million in deposits with the Corporation.

[78]

11.	Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2011	2010
Securities sold under agreements to repurchase:
Outstanding at end of year	$36,868	$39,139
Weighted average interest rate at year end	0.64%	0.72%
Maximum amount outstanding as of any month end	$51,403	$49,940
Average amount outstanding	41,728	41,434
Approximate weighted average rate during the year	0.56%	0.68%

At December 31, 2011, the repurchase agreements were secured by $46.4 million in available-for-sale investment securities.

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year:

(In thousands)	2011	2010
FHLB advances, bearing fixed interest at rates ranging from 1.34% to 4.73% at December 31, 2011	$160,314	$196,370
Junior subordinated debt, bearing variable interest rates ranging from 2.40 % to 3.31 % at December 31, 2011	35,929	35,929
Junior subordinated debt, bearing fixed interest at rate of 9.88% at December 31, 2011	10,801	10,801
	$207,044	$243,100

At December 31, 2011, the long-term FHLB advances were secured by $147.1 million in loans and $22.8 million in investment securities.

The contractual maturities of long-term borrowings are as follows:

	December 31,
	2011
	Fixed	Floating		2010
	Rate	Rate	Total	Total
Due in 2011	$0	$0	$0	$51,000
Due in 2012	44,250	0	44,250	44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Thereafter	96,865	30,929	127,794	112,850
Total long-term debt	$171,115	$35,929	$207,044	$243,100

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2011, the available line of credit equaled $401 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans, investment securities and cash as follows (in thousands):

1-4 family mortgage loans	$122,722
Commercial loans	3,580
Multi-family loans	1,271
Home equity loans	19,582
Cash	0
Investment securities	22,827
$169,982

[79]

At December 31, 2011, $9.7 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $26.0 million with various financial institutions and a $9 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2011, there were no borrowings under these credit facilities. In addition, there was approximately $154 million of available funding through brokered money market funds at December 31, 2011.

Repurchase Agreements—The Bank has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities that we own and are held in safekeeping at independent correspondent banks.

FHLB Advances—The FHLB advances consist of various borrowings with maturities generally ranging from five to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period, the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but the Bank may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, the Bank’s early repayment of any advance could be subject to a prepayment penalty.

12.	Junior Subordinated Debentures and Restrictions on Dividends

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation. Trust I and Trust II used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.31% at December 31, 2011), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.31% at December 31, 2011) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.40% at December 31, 2011). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”), the board of directors of First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011. As of December 31, 2011, this deferral election remained in effect and accumulated deferred interest in the amount of $2.2 million has been accrued and are reflected in the consolidated financial statements. All accumulated deferred interest must be paid in full when the board of directors elects to terminate the deferral of interest payments. Management cannot predict whether or when the board of directors will terminate the deferral prior to the 20-quarter maximum permitted by the terms of the TPS Debentures. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

[80]

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot, and have not, been deferred.

The terms of the Series A Preferred Stock call for the payment, if declared by the board of directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the board of directors of First United Corporation voted to defer the payment of quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date. As of December 31, 2011, this deferral election remained in effect and accumulated deferred dividends in the amount of $1.9 million has been accrued and are reflected on the consolidated financial statements. During the deferral period, dividends continue to accrue at the rate of $.4 million per dividend period. All accumulated deferred dividends must be paid in full if and when the board of directors declares the next quarterly cash dividend. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, the Board of Directors of First United Corporation voted to suspend the payment of cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

13.	Preferred Stock

On January 30, 2009, pursuant to the TARP CPP, First United Corporation issued to the Treasury 30,000 shares of its Series A Preferred Stock, having no par value, and a Warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share, for an aggregate consideration of $30 million. The proceeds from this transaction qualify as Tier 1 capital and the Warrant qualifies as tangible common equity. The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, First United Corporation may, at its option, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. The terms of the Series A Preferred Stock further provide that, prior to February 15, 2012, First United Corporation may redeem shares of Series A Preferred Stock only if it has received aggregate gross proceeds of not less than $7.5 million from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Corporation from such offerings. Notwithstanding the foregoing restriction on redemption, but subject to prior consultation with the Reserve Bank and subject further to the terms of the TPS Debentures, the Recovery Act permits First United Corporation to redeem shares of its Series A Preferred Stock held by Treasury at any time (subject to Treasury’s requirement that a minimum of 25% of the Series A Preferred Stock be redeemed). If First United Corporation were to redeem shares of its Series A Preferred Stock pursuant to the Recovery Act, then it may also repurchase a pro rata portion of the Warrant; otherwise, Treasury must liquidate any portion of the Warrant that is not repurchased, at the current market price.

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

See Note 12 for information about First United Corporation’s election to defer quarterly cash dividend payments on the Series A Preferred Stock.

14.	Variable Interest Entities

As noted in Note 12, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2011, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

[81]

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $10.9 million at December 31, 2011 and $7.9 million at December 31, 2010.

Through December 31, 2011, the Bank had made contributions to the Partnership totaling $6.1 million. The project was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At December 31, 2011 and December 31, 2010, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2011, the Corporation’s commitment in the Partnership is fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	December 31,	December 31,
(In thousands)	2011	2010
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,980	$6,050
Unfunded commitment (Other Liabilities)	0	966
Maximum exposure to loss	5,980	6,050

15.	Comprehensive Income/(Loss)

Other comprehensive income (“OCI”) / (loss) consists of the changes in unrealized gains (losses) on investment securities available-for-sale, cash flow hedges and pension obligations. Total comprehensive income/(loss), which consists of net income / (loss) plus the changes in other comprehensive income / (loss), was $2.5 million and ($3.4) million for the years ended December 31, 2011 and 2010, respectively.

[82]

The following table presents the activity in accumulated OCI / (loss) for the years ended December 31, 2011 and 2010:

	Investment	Investment
	securities–	securities-	Cash Flow	Pension
(In thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCI / (loss), net:
Balance-January 1, 2010	$(9,364)	$(11,404)	$(36)	$(5,051)	$(804)	$(26,659)
Net gain/(loss) during period	(1,461)	7,448	(460)	848	463	6,838
Balance-December 31, 2010	$(10,825)	$(3,956)	$(496)	$(4,203)	$(341)	$(19,821)
Net gain/(loss) during period	253	1,323	(120)	(2,742)	145	(1,141)
Balance-December 31, 2011	$(10,572)	$(2,633)	$(616)	$(6,945)	$(196)	$(20,962)

The following table presents the components of OCI for the years ended December 31, 2011 and 2010:

	Years Ended December 31
Components of OCI (in thousands)	2011	2010
Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$406	$(10,814)
Less: OTTI charges recognized in income	(19)	(8,364)
Unrealized losses on investments with OTTI	425	(2,450)
Taxes	(172)	989
Net unrealized losses on investments with OTTI	253	(1,461)

Available for sale securities – all other:
Unrealized holding gains/(losses) during the period	3,499	(487)
Less: reclassification adjustment for (losses)/gains recognized in income	875	(2,162)
Less: securities with OTTI charges during the period	406	(10,814)
Unrealized gains on all other AFS securities	2,218	12,489
Taxes	(895)	(5,041)
Net unrealized gains on all other AFS securities	1,323	7,448

Net unrealized gains on AFS securities	1,576	5,987

Unrealized losses on cash flow hedges	(202)	(772)
Taxes	82	312
Net unrealized losses on cash flow hedges	(120)	(460)

Defined benefit plans liability adjustment	(4,354)	2,198
Taxes	1,757	(887)
Net defined benefit plans liability adjustment	(2,597)	1,311
Total	$(1,141)	$6,838

[83]

16.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(In thousands)	2011	2010
Current Tax expense/(benefit):
Federal	$233	$(4,654)
State	670	(1,524)
	$903	$(6,178)
Deferred tax (benefit)/expense:
Federal	$(1,291)	$(1,917)
State	(247)	78
	$(1,538)	$(1,839)
Income tax benefit for the year	$(635)	$(8,017)

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2011	2010
Federal statutory rate	35.0%	(35.0)%
Tax-exempt income on securities and loans	(30.7)	(6.6)
Tax-exempt BOLI income	(12.1)	(2.0)
State income tax, net of federal tax benefit	6.3	(5.0)
Tax credits	(22.5)	3.68
Other	2.7	.92
	(21.3)%	(44.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows:

(In thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$7,862	$8,935
Deferred loan fees	134	164
Deferred compensation	624	585
Federal and State Tax loss carry forwards	4,291	4,378
AMT and Other carry forwards	985	0
Unrealized loss on investment securities available-for-sale	8,935	10,002
Pension/SERP	935	0
Other than temporary impairment on investment securities	5,965	5,948
Other real estate owned	1,836	1,149
Other	1,716	1,166
Total deferred tax assets	33,283	32,327
Valuation allowance	(1,364)	(1,212)
Total deferred tax assets less valuation allowance	31,919	31,115
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(1,507)	(1,146)
Pension/SERP	0	(867)
Depreciation	(1,601)	(1,926)
Other	(100)	(776)
Total deferred tax liabilities	(3,208)	(4,715)
Net deferred tax assets	$28,711	$26,400

[84]

State income tax expense/(benefit) amounted to $.4 million during 2011 and ($1.4) million during 2010.

The Company has Federal net operating losses (“NOL”) of approximately $7.6 million and a West Virginia NOLs of approximately $5.1 million for which deferred tax assets of $2.7 million and $0.2 million, respectively have been recorded at December 31, 2011.   The Federal and West Virginia NOLs were created in 2011 and 2010 and therefore will begin expiring in 2030.

The Company has Maryland net operating loss carry-forwards of $25.4 million for the NOL of the Parent Company for which a deferred tax asset of $1.4 million has been recorded at December 31, 2011.  There has been and continues to be a full valuation allowance on the Parent Company’s NOL based on the fact that the Parent company files a separate tax return and has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire beginning in 2019.

17.	Employee Benefit Plans

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

The following table summarizes benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP plans:

	Pension		SERP
(In thousands)	2011	2010	2011	2010
Change in Benefit Obligation
Obligation at the beginning of the year	$22,600	$21,862	$4,404	$4,590
Service cost	0	0	322	175
Interest cost	1,430	1,308	233	274
Change in discount rate assumption	3,442	0	(54)	0
Actuarial (gains)/losses	0	314	(47)	(597)
Benefits paid	(932)	(884)	(44)	(38)
Obligation at the end of the year	26,540	22,600	4,814	4,404
Change in Plan Assets
Fair value at the beginning of the year	29,152	26,583	0	0
Actual return on plan assets	817	3,453	0	0
Employer contribution	0	0	44	38
Benefits paid	(932)	(884)	(44)	(38)
Fair value at the end of the year	29,037	29,152	0	0
Funded Status	$2,497	$6,552	$(4,814)	$(4,404)

[85]

	Pension		SERP
	2011	2010	2011	2010
Components of Net Pension Cost
Service cost	$0	$0	$322	$175
Interest cost	1,430	1,308	233	274
Expected return on assets	(2,225)	(2,031)	0	0
Amortization of transition asset	(39)	(39)	0	0
Amortization of recognized loss	279	345	20	60
Amortization of prior service cost	12	7	123	126
Net pension (income)/expense in employee benefits	$(543)	$(410)	$698	$635

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	5.00%	6.00%	5.25%	6.00%
Discount rate for net pension cost	6.00%	6.00%	0	0
Expected long-term return on assets	7.75%	7.75%	0	0
Rate of compensation increase	4.00%	4.00%	3.00%	4.00%

The accumulated benefit obligation for the Pension Plan was $25.4 million and $22.2 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for the SERP was $4.3 million and $4.4 million at December 31, 2011 and 2010, respectively.

The investment assets of a defined benefit plan are managed with the goal of providing for retiree distributions while also supporting long-term plan obligations with a moderate level of portfolio risk. In order to address the variability over time of both risk and return, the plan investment strategy entails a dynamic approach to asset allocation, providing for normalized targets for major asset classes, with the ability to tactically adjust within the following specified ranges around those targets.

Asset Class	Normalized Target	Range
Cash	5%	0% - 20%
Fixed Income	40%	30% - 50%
Equities	55%	45% - 65%

Decisions regarding tactical adjustments within the above noted ranges for asset classes are based on a top down review of factors expected to have material impact on the risk and reward dynamics of the portfolio as a whole. Such factors include, but are not limited to, the following:

•	Anticipated domestic and international economic growth as a whole;
•	The position of the economy within its longer term economic cycle; and
•	The expected impact of economic vitality, cycle positioning, financial market risks, industry/demographic trends and political forces on the various market sectors and investment styles.

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

Portfolio risk is managed in large part by a focus on diversification across multiple levels as well as an emphasis on financial strength. For example, current investment policies restrict initial investments in debt securities to be rated investment grade at the time of purchase. Also, with the exception of the highest rated securities (e.g. U.S. Treasury or government-backed agency securities), no

[86]

more than 10% of the portfolio may be invested in a single entity’s securities. As a result of the previously noted approaches to controlling portfolio risk, any concentrations of risk would be associated with general systemic risks faced by industry sectors or the portfolio as a whole.

Assets in the Pension Plan are valued by the Corporation’s accounting system provider who utilizes a third party pricing service. Valuation data is based on actual market data for stocks and mutual funds (Level 1) and matrix pricing for bonds (Level 2). Cash and cash equivalents are also considered Level 1 within the fair value hierarchy.

As of December 31, 2011 and 2010, the value of Pension Plan investments was as follows:

December 31, 2011	Assets at	% of	Fair Value Hierarchy
(Dollars in thousands)	Fair Value	Portfolio	Level 1	Level 2
Cash and cash equivalents	$367	1.3%	$367	$0
Fixed income securities:
U.S. Government and Agencies	473	1.6%	0	473
Taxable municipal bonds and notes	1,483	5.1%	0	1,483
Corporate bonds and notes	7,031	24.2%	0	7,031
Preferred stock	710	2.4%	0	710
Fixed income mutual funds	2,206	7.6%	2,206	0
Total fixed income	11,903	40.9%	2,206	9,697
Equities:
Large Cap	12,446	42.9%	12,446	0
Mid Cap	2,183	7.5%	2,183	0
Small Cap	1,230	4.2%	1,230	0
International	908	3.1%	908	0
Total equities	16,767	57.7%	16,767	0
Total market value	$29,037	100.0%	$19,340	$9,697

December 31, 2010	Assets at	% of	Fair Value Hierarchy
(Dollars in thousands)	Fair Value	Portfolio	Level 1	Level 2
Cash and cash equivalents	$973	3.3%	$973	$0
Fixed income securities:
U.S. Government and Agencies	416	1.4%	0	416
Taxable municipal bonds and notes	1,275	4.4%	0	1,275
Corporate bonds and notes	6,262	21.5%	0	6,262
Preferred stock	862	3.0%	0	862
Fixed income mutual funds	2,389	8.2%	2,389	0
Total fixed income	11,204	38.5%	2,389	8,815
Equities:
Large Cap	11,119	38.1%	11,119	0
Mid Cap	2,329	8.0%	2,329	0
Small Cap	1,628	5.6%	1,628	0
International	1,899	6.5%	1,899	0
Total equities	16,975	58.2%	16,975	0
Total market value	$29,152	100.0%	$20,337	$8,815

[87]

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2011, the 24-year average return on pension portfolio assets was 8.00%. Monte Carlo simulations modeled against the normalized asset class targets for the pension portfolio suggest an expected long-term return average of 7.28% with a 95% confidence level. Actual and simulated returns have been impacted materially by two significant bear markets that covered four since the turn of the millennium. Some long-term data suggests that U.S. equities may be near an inflection point to improving multi-year performance. For example, Ibbotson data from 1826 through 2009 indicates that rolling 10-year returns exhibit some cyclicality. These returns recently touched historical lows and may be turning upward. In addition, the December 2007 recession ended in mid-2009, suggesting further progress toward economic recovery and positive investment performance. The expected long-term return used for 2011 was 7.75%. Based on the above considerations, it is considered appropriate to maintain the forward expected long-term rates of return at 7.75%.

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2011 or 2010.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2012	$934	$83
2013	977	128
2014	1,018	195
2015	1,086	189
2016	1,175	180
2017-2021	7,396	1,815

First United Corporation does not intend to contribute to the Pension Plan in 2012 based upon its fully funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2011 and 2010, net of tax, are as follows:

	2011		2010
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$6,977	$83	$4,252	$136
Unrecognized prior service costs	49	113	56	205
Net transition asset	(81)	0	(105)	0
	$6,945	$196	$4,203	$341

[88]

Other changes in plan assets and benefit obligations recognized in other comprehensive loss during the year ended December 31, 2011 were as follows:

Defined Benefit Pension Plan
Net actuarial loss during the period	$(4,748)
Amortization of prior service costs	12
Amortization of transition asset	(39)
Amortization of unrecognized loss	279
(4,496)
Supplemental Executive Retirement Plan
Net actuarial gain during the period	19
New prior service cost	0
Amortization of prior service costs	123
142
Change in Plan Assets and Benefit Costs	(4,354)
Tax effect	1,757
Amount included in other comprehensive loss, net of tax	$(2,597)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$123
Net transition asset	(39)	0
Net actuarial loss	628	15
	$601	$138

18.	401(k) Profit Sharing Plan

The First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of First United Corporation and its subsidiaries. Eligible employees can elect to contribute to the plan through payroll deductions. The first 1% of contributions of an employee’s base salary are matched at 100% and the next 5% are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $0.4 million in 2011 and 2010.

19.	Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Reserve Bank based principally on the type and amount of its deposits. During 2011, the daily average amount of these required reserves was approximately $0.6 million.

20.	Restrictions on Dividend Payments

First United Corporation is subject to an informal agreement with the Reserve Bank which requires it to seek the prior approval of the Reserve Bank before making any dividend payment or other distribution on its capital securities or other securities that qualify as Tier 1 capital.  On November 15, 2010, First United Corporation, at the request of the Reserve Bank, deferred regular quarterly cash dividend payments on its Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the deferral prohibits First United Corporation from paying dividends or other distributions on its common stock.  On December 15, 2010, First United Corporation, at the request of the Reserve Bank, elected to defer regular quarterly interest payments on its TPS Debentures, beginning with the payments that are due in March 2011.  This deferral likewise prohibits First United Corporation from paying any dividends or distributions on its capital securities. As of December 31, 2011, First United Corporation remained in deferral.

21.	Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to First United Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to First United Corporation would be prohibited if the effect thereof would cause the

[89]

Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2011, the Bank could have paid additional dividends of $9.4 million to First United Corporation within these limits. Notwithstanding the foregoing, the Bank is subject to an informal agreement with the FDIC and the Maryland Commissioner of Financial Regulation which requires the Bank to seek the prior approval of these regulators before making any dividend payment to First United Corporation.

22.	Commitments and Contingent Liabilities

We are at times, and in the ordinary course of business, subject to legal actions. Management believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.

Loan commitments are made to accommodate the financial needs of our customers. Loan commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to normal credit policies. Commitments to extend credit generally have fixed expiration dates, may require payment of a fee, and contain cancellation clauses in the event of an adverse change in the customer’s credit quality.

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2011 and December 31, 2010 is material.

The following table is a summary of commitments as of December 31, 2011 and 2010:

(In thousands)	2011	2010
Loan commitments	$86,047	$88,076
Commercial letters of credit	1,537	4,855
Total	$87,584	$92,931

23.	Fair Value of Financial Instruments

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

[90]

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

The level established within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers in and out of Level 1, 2 or 3 are recorded at fair value at the beginning of the reporting period.

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2011.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2011, the U.S. Government agencies and treasuries, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2011, the Bank owned 18 pooled trust preferred securities with an amortized cost of $36.4 million and a fair value of $9.4 million. The market for these securities at December 31, 2011 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities, other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2011, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2011 and December 31, 2010.

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

Derivative financial instruments – The Corporation’s open derivative positions are interest rate swaps that are classified as Level 3 within the valuation hierarchy. Open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management. The Corporation has considered counterparty

[91]

credit risk in the valuation of its interest rate swap assets. Management does not believe that there is a significant concentration with the counterparty.

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

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2011 and 2010 are as follows:

		Fair Value Measurements at
		December 31, 2011 Using
		(In Thousands)
		Quoted
		Prices in
		Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,580		$25,580
Residential mortgage-backed agencies	$130,402		$130,402
Collateralized mortgage obligations	$10,778		$10,778
Obligations of states and political subdivisions	$68,816		$68,816
Collateralized debt obligations	$9,447			$9,447
Financial Derivative	$(1,034)			$(1,034)
Non-recurring:
Impaired loans	$30,320			$30,320
Other real estate owned	$3,449			$3,449

[92]

		Fair Value Measurements at
		December 31, 2010 Using
		(In Thousands)
		Quoted
		Prices in
		Active
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
Description	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,850		$24,850
Residential mortgage-backed agencies	$99,613		$99,613
Collateralized mortgage obligations	$662		$662
Obligations of states and political subdivisions	$94,724		$94,724
Collateralized debt obligations	$9,838			$9,838
Financial Derivative	$(832)			$(832)
Non-recurring:
Impaired loans	$18,027			$18,027
Other real estate owned	$2,788			$2,788

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the years ended December 31, 2011 or December 31, 2010.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment
	Securities	Investment	Cash Flow
	Available for Sale	Securities – Trading	Hedge
Beginning balance January 1, 2011	$9,838	$0	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0	0
Included in other comprehensive loss	(372)	0	(202)
Ending balance December 31, 2011	$9,447	$0	$(1,034)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0	$0

[93]

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment
	Securities	Investment	Cash Flow
	Available for Sale	Securities – Trading	Hedge
Beginning balance January 1, 2010	$12,448	$0	$(60)
Total gains/(losses) realized/unrealized:
Included in earnings	(8,364)	1	0
Included in other comprehensive loss	5,956	0	(772)
Sales	(202)	(1)	0
Ending balance December 31, 2010	$9,838	$0	$(832)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(8,364)	$0	$0

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

We use the following methods and assumptions in estimating fair value disclosures for financial instruments:

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

Borrowed funds: The fair value of the Bank’s FHLB borrowings and First United Corporation’s TPS Debentures is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings with similar remaining maturities. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

Accrued interest: The carrying amount of accrued interest receivable and payable approximates their fair values.

Off-balance-sheet financial instruments: In the normal course of business, the Bank makes commitments to extend credit and issues standby letters of credit. The Bank expects most of these commitments to expire without being drawn upon; therefore, the

[94]

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

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$52,049	$52,049	$184,830	$184,830
Interest bearing deposits in banks	13,058	13,058	114,483	114,483
Investment securities-AFS	245,023	245,023	229,687	229,687
Restricted Bank stock	10,726	10,726	12,449	12,449
Loans, net	919,214	918,156	987,615	969,178
Accrued interest receivable	5,058	5,058	4,632	4,632

Financial Liabilities:
Deposits	1,027,784	994,165	1,301,646	1,252,661
Borrowed funds	243,912	251,850	282,239	288,052
Accrued interest payable	3,512	3,512	2,291	2,291
Financial derivative	1,034	1,034	832	832
Off balance sheet financial instruments	0	0	0	0

24.	Derivative Financial Instruments

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

In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. The fair value of the interest rate swap contracts was ($1.0) million and ($.8) million at December 31, 2011and December 31, 2010, respectively, and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of December 31, 2011 and December 31, 2010.

For the year ended December 31, 2011, the Bank recorded a decrease in the value of the derivatives of $202 thousand and the related deferred tax benefit of $82 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2011. The Bank does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and we believe that the credit risk inherent in these contracts is not significant as of December 31, 2011.

[95]

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2011 and year ended December 31, 2010.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2011	$(202)	$0	$0
December 31, 2010	$(496)	0	0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

25.	Parent Company Only Financial Information

Condensed Statements of Financial Condition

	December 31,
(In thousands)	2011	2010
Assets
Cash	$1,943	$1,556
Investment in bank subsidiary	141,651	137,143
Investment in non-bank subsidiaries	4,129	4,285
Other assets	2,392	2,265
Total Assets	$150,115	$145,249

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$4,807	$2,504
Dividends payable	1,922	375
Junior subordinated debt	46,730	46,730
Shareholder’s equity	96,656	95,640
Total Liabilities and Shareholder’s Equity	$150,115	$145,249

[96]

Condensed Statements of Operations

	Year Ended December 31,
(In thousands)	2011	2010
Income:
Dividend income from bank subsidiary	$0	$0
Other income	101	421
Total Income	101	421

Expenses:
Interest expense	2,680	2,645
Other expenses	164	354
Total Expenses	2,844	2,999

Loss before income taxes and equity in undistributed net loss of subsidiaries	(2,743)	(2,578)
Applicable income taxes	0	0
Net loss before equity in undistributed net loss of subsidiaries	(2,743)	(2,578)

Equity in undistributed net income/(loss)of subsidiaries:
Bank	6,462	(7,780)
Non-bank	(93)	161
Net Income/(Loss)	$3,626	$(10,197)

Condensed Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2011	2010
Operating Activities
Net Income/(Loss)	$3,626	$(10,197)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in)operating activities:
Equity in undistributed net income of subsidiaries	(6,369)	7,619
Increase in other assets	(127)	(493)
Increase in accrued interest payable and other liabilities	2,184	1,067
Stock Compensation	78	70
Net cash used in operating activities	(608)	(1,934)

Investing Activities
Net investment in subsidiaries	995	(6,716)
Net cash provided by/(used in) investing activities	995	(6,716)

Financing Activities
Dividends – common stock	0	(800)
Dividends – preferred stock paid	0	(1,125)
Proceeds from issuance of common stock	0	48
Proceeds from long-term borrowings	0	3,609
Net cash provided by financing activities	0	1,732
Increase/(Decrease)in cash and cash equivalents	387	(6,918)
Cash and cash equivalents at beginning of year	1,556	8,474
Cash and cash equivalents at end of year	$1,943	$1,556

[97]

26.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

2011 (In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$15,569	$15,121	$14,483	$14,323
Interest expense	6,158	5,573	5,058	4,417
Net interest income	9,411	9,548	9,425	9,906
Provision for loan losses	1,344	3,261	1,334	3,218
Other income	3,821	3,818	3,618	3,858
Impairment Losses on securities	(19)	0	0	0
Gains/(Losses) – other	101	567	(793)	745
Other expenses	10,913	10,090	10,151	10,704
Income before income taxes	1,057	582	765	587
Applicable income tax expense/(benefit)	100	(551)	79	(263)
Net income	$957	$1,133	$686	$850
Accumulated preferred stock dividends and discount accretion	(394)	(400)	(404)	(411)
Net Income Available to Common Shareholders	$563	$733	$282	$439
Basic and diluted net income per common share	$.09	$.12	$.05	$.07

2010 (In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$19,521	$18,273	$17,253	$15,700
Interest expense	7,528	7,436	7,352	6,848
Net interest income	11,993	10,837	9,901	8,852
Provision for loan losses	3,555	3,631	3,467	5,073
Other income	3,851	3,863	3,893	3,749
Impairment Losses on securities	(7,514)	(551)	(210)	(89)
Losses - other	(2,088)	(573)	(659)	(2,693)
Other expenses	11,413	11,312	11,303	11,021
Loss before income taxes	(8,726)	(1,367)	(1,845)	(6,276)
Applicable income tax benefit	(3,615)	(451)	(2,167)	(1,784)
Net (loss)/income	$(5,111)	$(916)	$322	$(4,492)
Accumulated preferred stock dividends and discount accretion	(390)	(389)	(390)	(390)
Net Loss Attributable to Common Shareholders	$(5,501)	$(1,305)	$(68)	$(4,882)
Basic and diluted net loss per common share	$(.90)	$(.21)	$(.01)	$(.79)

[98]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

First United Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in First United Corporation’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to First United Corporation’s management, including the principal executive Officer (“PEO”) and the principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2011 was carried out under the supervision and with the participation of First United Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that First United Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2011, there was no change in First United Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, First United Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of First United Corporation’s internal control over financial reporting as of December 31, 2011. Management’s report on First United Corporation’s internal control over financial reporting is included on the following page. First United Corporation is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report. The Audit Committee of the Board of Directors nevertheless requested an attestation report from First United Corporation’s independent registered public accounting firm, which follows management’s report.

[99]

Management’s Report on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

First United Corporation

First United Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system was designed to provide reasonable assurance to management and the Board of Directors as to the reliability of First United Corporation’s financial reporting and the preparation and presentation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, as well as to safeguard assets from unauthorized use or disposition.

An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in the financial statements or the unauthorized use or disposition of First United Corporation’s assets. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2011, First United Corporation’s internal control over financial reporting is effective.

Dated: March 14, 2012

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

[100]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

First United Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of First United Corporation’s Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Chief Risk and Operations Officer, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009. Copies are also available on First United Corporation’s website at www.mybank4.com in the “My Community” tab under “Investors – Corporate Governance”.

All other information required by this item is incorporated herein by reference to the following sections of First United Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A:

•	Election of Directors (Proposal 1);
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of First United Corporation’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Director Compensation” and “Remuneration of Executive Officers”.

[101]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	146,721 (1)

Equity compensation plans not approved by security holders	0	N/A	N/A
Total	0	N/A	146,721

Note:

(1)	In addition to stock options and stock appreciation rights, the Omnibus Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

All other information required by this item is incorporated herein by reference to the section of First United Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of First United Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of First United Corporation’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Audit Fees and Services”.

[102]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010

(a)(3) and (b) Exhibits.

The exhibits filed or furnished with this annual report are listed on the Exhibit Index that follows the signatures to this annual report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST UNITED CORPORATION

Dated: March 14, 2012	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board, Chief Executive Officer
and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
William B. Grant - Director, Chief Executive Officer,	David J. Beachy - Director
and President (Principal Executive Officer	March 14, 2012
March 14, 2012

/s/ M. Kathryn Burkey	/s/ Paul Cox, Jr.
M. Kathryn Burkey - Director	Paul Cox, Jr. - Director
March 14, 2012	March 14, 2012

/s/ Robert W. Kurtz	/s/ John W. McCullough
Robert W. Kurtz – Director	John W. McCullough – Director
March 14, 2012	March 14, 2012

/s/ Elaine L. McDonald	/s/ Donald E. Moran
Elaine L. McDonald - Director	Donald E. Moran – Director
March 14, 2012	March 14, 2012

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
(Carissa L. Rodeheaver) EVP & Chief Financial Officer-	Gary R. Ruddell - Director
(Principal Accounting Officer)	March 14, 2012
March 14, 2012

[103]

/s/ I. Robert Rudy	/s/ Richard G. Stanton
I. Robert Rudy - Director	Richard G. Stanton – Director
March 14, 2012	March 14, 2012

/s/ Robert G. Stuck	/s/ H. Andrew Walls III
Robert G. Stuck - Director	H. Andrew Walls III – Director
March 14, 2012	March 14, 2012

[104]

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 of First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 of First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 of First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C of Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B of Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A of Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 of First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and William B. Grant (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and executive officers other than William B. Grant (incorporated by reference to Exhibit 10.2 of First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 of First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7	Form of Change in Control Severance Plan Agreement with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 of First United Corporation’s Current Report on Form 8-K filed on

[105]

February 21, 2007)

10.8	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to First United Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.9	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.10	Restricted Stock Agreement for William B. Grant (incorporated by reference to Exhibit 10.2 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.11	Form of Restricted Stock Agreement for Executive Officers other than the Chief Executive Officer (incorporated by reference to Exhibit 10.3 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.12	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.13	Consulting Agreement, dated as of December 7, 2009, among First United Corporation, First United Bank & Trust and Robert W. Kurtz (incorporated by reference to Exhibit 10.1 of First United Corporation’s Current Report on Form 8-K filed on December 7, 2009)

21	Subsidiaries of First United Corporation (incorporated by reference to the identification of subsidiaries contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “General”)

23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

99.2	Certifications of Principal Accounting Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

[106]