Form 10-Q
period 2012-03-31
FIRST UNITED CORP/MD/
filed 2012-05-14
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,182,757 shares of common stock, par value $.01 per share, as of April 30, 2012.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statements of Financial Condition

(In thousands, except per share and percentage data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$85,597	$52,049
Interest bearing deposits in banks	12,528	13,058
Cash and cash equivalents	98,125	65,107
Investment securities – available-for-sale (at fair value)	226,147	245,023
Investment securities – held to maturity (at cost)	4,040	0
Restricted investment in bank stock, at cost	10,726	10,726
Loans	914,348	938,694
Allowance for loan losses	(17,213)	(19,480)
Net loans	897,135	919,214
Premises and equipment, net	30,512	30,826
Goodwill and other intangible assets, net	11,004	14,432
Bank owned life insurance	30,641	31,435
Deferred tax assets	30,113	28,711
Other real estate owned	19,118	16,676
Accrued interest receivable and other assets	27,980	28,715
Total Assets	$1,385,541	$1,390,865

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$155,580	$149,888
Interest bearing deposits	874,325	877,896
Total deposits	1,029,905	1,027,784

Short-term borrowings	35,227	36,868
Long-term borrowings	206,779	207,044
Accrued interest payable and other liabilities	19,924	22,513
Total Liabilities	1,291,835	1,294,209

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on March 31, 2012 and December 31, 2011 (discount of $124 and $140, respectively)	29,876	29,860
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,183 shares at March 31, 2012 and December 31, 2011	62	62
Surplus	21,513	21,500
Retained earnings	63,116	66,196
Accumulated other comprehensive loss	(20,861)	(20,962)
Total Shareholders’ Equity	93,706	96,656
Total Liabilities and Shareholders’ Equity	$1,385,541	$1,390,865

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest income	(Unaudited)
Interest and fees on loans	$12,049	$13,914
Interest on investment securities
Taxable	1,105	705
Exempt from federal income tax	555	862
Total investment income	1,660	1,567
Other	59	147
Total interest income	13,768	15,628
Interest expense
Interest on deposits	1,893	3,671
Interest on short-term borrowings	46	61
Interest on long-term borrowings	1,946	2,426
Total interest expense	3,885	6,158
Net interest income	9,883	9,470
Provision for loan losses	8,124	1,344
Net interest income after provision for loan losses	1,759	8,126
Other operating income
Changes in fair value on impaired securities	328	691
Portion of gain recognized in other comprehensive income (before taxes)	(328)	(710)
Net securities impairment losses recognized in operations	0	(19)
Net gains – other	1,326	101
Total net gains	1,326	82
Service charges	862	866
Trust department	1,115	1,064
Insurance commissions	6	623
Debit card income	492	608
Bank owned life insurance	971	254
Other	606	347
Total other income	4,052	3,762
Total other operating income	5,378	3,844
Other operating expenses
Salaries and employee benefits	4,889	5,132
FDIC premiums	465	895
Equipment	682	815
Occupancy	710	738
Data processing	680	702
Other	2,337	2,631
Total other operating expenses	9,763	10,913
(Loss)/Income before income tax expense	(2,626)	1,057
Applicable income tax expense	39	100
Net (Loss)/Income	(2,665)	957
Accumulated preferred stock dividends and discount accretion	(415)	(394)
Net (Loss) Attributable to/Net Income Available to Common Shareholders	$(3,080)	$563
Basic net (loss)/income per common share	$(.50)	$.09
Diluted net (loss)/income per common share	$(.50)	$.09
Weighted average number of basic and diluted shares outstanding	6,183	6,166

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Three Months Ended March 31
Components of Comprehensive Income/(Loss) (in thousands)	2012	2011
Net (Loss)/Income	$(2,665)	$957

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$328	$691
Less: OTTI charges recognized in income	0	(19)
Unrealized gains on investments with OTTI	328	710
Taxes	(132)	(288)
Net unrealized gains on investments with OTTI	196	422

Available for sale securities – all other:
Unrealized holding gains during the period	122	1,010
Less: securities with OTTI charges during the period	328	691
Unrealized (losses)/gains on all other AFS securities	(206)	319
Taxes	84	(128)
Net unrealized (losses)/gains on all other AFS securities	(122)	191

Net unrealized gains on AFS securities	74	613

Unrealized gains on cash flow hedges	46	169
Taxes	(19)	(68)
Net unrealized gains on cash flow hedges	27	101

Other comprehensive income, net of tax	$101	$714

Comprehensive (loss)/income	$(2,564)	$1,671

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2011	$29,798	62	21,422	64,179	(19,821)	95,640

Net income				3,626		3,626
Other comprehensive loss					(1,141)	(1,141)
Stock based compensation			78			78
Preferred stock discount accretion	62			(62)		0
Preferred stock dividends deferred				(1,547)		(1,547)

Balance at December 31, 2011	29,860	62	21,500	66,196	(20,962)	96,656

Net loss				(2,665)		(2,665)
Other comprehensive income					101	101
Stock based compensation			13			13
Preferred stock discount accretion	16			(16)		0
Preferred stock dividends deferred				(399)		(399)

Balance at March 31, 2012	$29,876	$62	$21,513	$63,116	$(20,861)	$93,706

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities	(Unaudited)
Net (loss)/income	$(2,665)	$957
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	8,124	1,344
Depreciation	515	640
Stock compensation	13	32
Amortization of intangible assets	0	67
Gain on sales of Insurance assets	(88)	0
(Gain)/loss on sales of other real estate owned	(623)	7
Write-downs of other real estate owned	0	63
Gain on loan sales	(20)	(19)
Loss on disposal of fixed assets	4	3
Net amortization of investment securities discounts and premiums	375	610
Other-than-temporary-impairment loss on securities	0	19
Gain on sales of investment securities – available-for-sale	(599)	(155)
Amortization of deferred Loan Fees	(127)	(139)
Decrease in accrued interest receivable and other assets	781	2,090
Deferred tax benefit	(1,469)	(1,313)
Decrease in accrued interest payable and other liabilities	(3,076)	(1,126)
Earnings on bank owned life insurance	(971)	(254)
Net cash provided by operating activities	174	2,826

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	8,414	20,230
Proceeds from sales of investment securities available-for-sale	10,454	22,048
Purchases of investment securities available-for-sale	(3,686)	(37,765)
Proceeds from sales of other real estate owned	2,708	532
Proceeds from loan sales	1,462	0
Proceeds from disposal of fixed assets	19	0
Proceeds from sale of insurance assets	3,604	0
Proceeds from BOLI death benefit	1,765	0
Net decrease in loans	8,113	26,715
Purchases of premises and equipment	(224)	(65)
Net cash provided by investing activities	32,629	31,695

Financing activities
Net increase/(decrease) in deposits	2,121	(174,066)
Net (decrease)/increase in short-term borrowings	(1,641)	3,859
Proceeds from long-term borrowings	20,000	0
Payments on long-term borrowings	(20,265)	(10,264)
Net cash provided by/(used in) financing activities	215	(180,471)
Increase/(decrease) in cash and cash equivalents	33,018	(145,950)
Cash and cash equivalents at beginning of the year	65,107	299,313
Cash and cash equivalents at end of period	$98,125	$153,363

Supplemental information
Interest paid	$3,553	$5,283
Non-cash investing activities:
Transfers from loans to other real estate owned	$4,527	$562
Transfers from loans to loans held for sale	$0	$44,502
Transfers from securities available for sale to held-to-maturity	$4,040	$0

See accompanying notes to the consolidated financial statements.

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended March 31, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income/(loss) or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2012 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings/(loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings/(loss) per share is derived by dividing net income available to/(loss) attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents during the quarters ended March 31, 2012 and March 31, 2011. There is no dilutive effect on the earnings per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the three month periods ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012			2011
(in thousands, except for per share amount)	Loss	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic and Diluted (Loss)/Earnings Per Share:
Net (loss)/income	$(2,665)			$957
Preferred stock dividends deferred	(399)			(379)
Discount accretion on preferred stock	(16)			(15)
Net (loss) attributable to/income available to common shareholders	$(3,080)	6,183	$(.50)	$563	6,166	$.09

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$(19)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	663	237
Realized losses	(64)	(82)
Gain/(loss) on sales of other real estate owned	623	(7)
Write-down of other real estate owned	0	(63)
Gain on sale of consumer loans	20	19
Gain on sale of insurance assets	88	0
Loss on disposal of fixed assets	(4)	(3)
Net gains – other	1,326	101
Net gains	$1,326	$82

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	March 31, 2012	December 31, 2011
Cash and due from banks, weighted average interest rate of 0.15% (at March 31, 2012)	$85,597	$52,049

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of March 31, 2012 and December 31, 2011, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	March 31, 2012	December 31, 2011
FHLB daily investments, interest rate of 0.005% (at March 31, 2012)	$4,067	$4,244
FTN daily investments, interest rate of 0.09% (at March 31, 2012)	1,350	1,350
M&T Fed Funds sold, interest rate of 0.25% (at March 31, 2012)	6,026	6,379
CBB Fed Funds sold, interest rate of 0.22% (at March 31, 2012)	1,085	1,085
	$12,528	$13,058

Note 5 – Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
March 31, 2012
Available for Sale:
U.S. government agencies	25,492	70	68	25,494	0
Residential mortgage-backed agencies	121,177	1,870	145	122,902	0
Collateralized mortgage obligations	10,815	0	54	10,761	0
Obligations of states and political subdivisions	54,229	2,998	191	57,036	0
Collateralized debt obligations	36,450	0	26,496	9,954	17,399
Total available for sale	$248,163	$4,938	$26,954	$226,147	$17,399
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$0	$0	$4,040	$0

December 31, 2011
U.S. government agencies	$25,490	$107	$17	$25,580	$0
Residential mortgage-backed agencies	129,019	1,653	270	130,402	0
Collateralized mortgage obligations	10,843	58	123	10,778	0
Obligations of states and political subdivisions	65,424	3,400	8	68,816	0
Collateralized debt obligations	36,385	0	26,938	9,447	17,726
Totals	$267,161	$5,218	$27,356	$245,023	$17,726

Proceeds from sales and calls of securities and the realized gains and losses are as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Proceeds	$10,454	$22,048
Realized gains	663	237
Realized losses	64	82

 The following table shows the Corporation’s securities with gross unrealized losses and fair values at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. government agencies	18,732	68	0	0
Residential mortgage-backed agencies	23,222	145	0	0
Collateralized mortgage obligations	10,152	6	610	48
Obligations of states and political subdivisions	3,523	191	0	0
Collateralized debt obligations	0	0	9,954	26,496
Totals	$55,629	$410	$10,564	$26,544

December 31, 2011
U.S. government agencies	$9,983	$17	$0	$0
Residential mortgage-backed agencies	47,200	269	4,779	1
Collateralized mortgage obligations	0	0	557	123
Obligations of states and political subdivisions	0	0	2,805	8
Collateralized debt obligations	0	0	9,447	26,938
Totals	$57,183	$286	$17,588	$27,070

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between March 31, 2012 and December 31, 2011.

U.S. Government Agencies - Two U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of March 31, 2012. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at March 31, 2012.

Residential Mortgage-Backed Agencies - Five residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of March 31, 2012. There were no residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at March 31, 2012.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio consisted of one security at March 31, 2012 that has been in an unrealized loss position for less than 12 months and one security that has been in an unrealized loss position for 12 months or more. The security with an unrealized loss of greater than 12 months is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings. Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment. At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount. As of March 31, 2012, this security remains at investment grade and continues to perform as expected at the time of purchase. The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2012.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $191,000 at March 31, 2012. One security has been in an unrealized loss position for less than 12 months. There are no securities that have been in an unrealized loss position for 12 months or more. All of these investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Collateralized Debt Obligations - The $26.5 million in unrealized losses greater than 12 months at March 31, 2012 relates to 18 pooled trust preferred securities that comprise the CDO portfolio. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first quarter of 2012. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2012 and 2011:

	Three months ended
(in thousands)	March 31, 2012	March 31, 2011
Balance of credit-related OTTI at January 1	$14,424	$14,653
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	19
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(112)	(55)
Balance of credit-related OTTI at March 31	$14,312	$14,617

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2012 and December 31, 2011 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$1,700	$1,707	$1,700	$1,716
Due after one year through five years	23,792	23,787	0	0
Due after five years through ten years	20,160	21,249	42,119	42,820
Due after ten years	70,519	45,741	83,480	59,307
	116,171	92,484	127,299	103,843
Residential mortgage-backed agencies	121,177	122,902	129,019	130,402
Collateralized mortgage obligations	10,815	10,761	10,843	10,778
	$248,163	$226,147	$267,161	$245,023
Held to Maturity:
Due after ten years	$4,040	$4,040	$0	$0

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2012.

The Corporation recognizes dividends on a cash basis. For the three months ended March 31, 2012, dividends of $34,008 were recognized in earnings. For the comparable period of 2011, dividends of $25,040 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2012 and December 31, 2011:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2012
Total loans	$331,188	$141,876	$67,601	$343,399	$30,284	$914,348
Individually evaluated for impairment	$17,128	$25,473	$3,979	$5,983	$77	$52,640
Collectively evaluated for impairment	$314,060	$116,403	$63,622	$337,416	$30,207	$861,708

December 31, 2011
Total loans	$336,234	$142,871	$78,697	$347,220	$33,672	$938,694
Individually evaluated for impairment	$16,942	$25,699	$13,048	$6,116	$21	$61,826
Collectively evaluated for impairment	$319,292	$117,172	$65,649	$341,104	$33,651	$876,868

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

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized, and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. The portion of a specific allocation of the allowance for loan losses that management believes is associated with a pending event that could trigger loss in the short-term will be classified in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis. The Bank’s experienced Credit Quality and Loan Review Department performs an annual review of all commercial relationships $500,000 or greater. Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis. The Credit Quality and Loan Review Department continually reviews and assesses loans within the portfolio. In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $750,000 and/or criticized relationships greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2012 and December 31, 2011:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial real estate
Non owner-occupied	$123,246	$5,212	$26,476	$0	$154,934
All other CRE	118,687	17,424	40,143	0	176,254
Acquisition and development
1-4 family residential construction	11,444	1,560	5,404	0	18,408
All other A&D	79,627	932	42,909	0	123,468
Commercial and industrial	60,257	648	6,696	0	67,601
Residential mortgage
Residential mortgage - term	248,420	2,462	13,701	0	264,583
Residential mortgage – home equity	75,991	794	2,031	0	78,816
Consumer	29,844	29	411	0	30,284
Total	$747,516	$29,061	$137,771	$0	$914,348

December 31, 2011
Commercial real estate
Non owner-occupied	$119,574	$4,222	$32,212	$0	$156,008
All other CRE	123,713	18,307	38,206	0	180,226
Acquisition and development
1-4 family residential construction	11,512	0	5,572	0	17,084
All other A&D	81,268	935	43,584	0	125,787
Commercial and industrial	62,152	697	15,848	0	78,697
Residential mortgage
Residential mortgage - term	250,701	1,817	15,408	0	267,926
Residential mortgage – home equity	75,517	34	3,743	0	79,294
Consumer	33,147	34	491	0	33,672
Total	$757,584	$26,046	$155,064	$0	$938,694

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of March 31, 2012 and December 31, 2011:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
March 31, 2012
Commercial real estate
Non owner-occupied	$145,136	$1,796	$64	$0	$1,860	$7,938	$154,934
All other CRE	173,841	0	533	0	533	1,880	176,254
Acquisition and development
1-4 family residential construction	18,338	70	0	0	70	0	18,408
All other A&D	106,528	1,262	363	204	1,829	15,111	123,468
Commercial and industrial	67,109	168	4	0	172	320	67,601
Residential mortgage
Residential mortgage - term	252,332	9,107	345	303	9,755	2,496	264,583
Residential mortgage – home equity	77,379	507	148	0	655	782	78,816
Consumer	28,900	1,089	177	41	1,307	77	30,284
Total	$869,563	$13,999	$1,634	$548	$16,181	$28,604	$914,348
December 31, 2011
Commercial real estate
Non owner-occupied	$146,150	$359	$209	$0	$568	$9,290	$156,008
All other CRE	173,342	558	5,547	0	6,105	779	180,226
Acquisition and development
1-4 family residential construction	17,009	0	75	0	75	0	17,084
All other A&D	109,351	840	530	128	1,498	14,938	125,787
Commercial and industrial	69,119	182	32	0	214	9,364	78,697
Residential mortgage
Residential mortgage - term	249,719	10,106	3,753	1,386	15,245	2,962	267,926
Residential mortgage – home equity	77,486	476	375	123	974	834	79,294
Consumer	31,478	1,560	471	142	2,173	21	33,672
Total	$873,654	$14,081	$10,992	$1,779	$26,852	$38,188	$938,694

Non-accrual loans which have been subject to a partial charge-off totaled $9.7 million as of March 31, 2012, compared to $13.4 million as of December 31, 2011.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement, for loans individually evaluated for impairment and ASC Subtopic 450-20, Contingencies-Loss Contingencies, for loans collectively evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL.

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 and December 31, 2011.

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2012
Total ALL	$6,635	$5,879	$929	$3,377	$393	$17,213
Individually evaluated for impairment	$901	$1,156	$0	$20	$0	$2,077
Collectively evaluated for impairment	$5,734	$4,723	$929	$3,357	$393	$15,136

December 31, 2011
Total ALL	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Individually evaluated for impairment	$92	$2,718	$1,139	$2	$0	$3,951
Collectively evaluated for impairment	$6,126	$4,472	$1,051	$3,428	$452	$15,529

Management evaluates individual loans in all of the commercial segments for possible impairment, if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and is either (a) in nonaccrual status or (b) risk-rated Substandard and greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If an appraisal is less than 12 months old (the age at which the internal appraisal grid begins) and if management believes that general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. If the most recent appraisal is greater than 12 months old or if an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located in order to discount an appraisal that is greater than 12 months old. The discount rates in the appraisal discount grid are updated quarterly to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, then the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012 and December 31, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2012
Commercial real estate
Non owner-occupied	$3,371	$901	$4,850	$8,221	$10,951
All other CRE	0	0	8,907	8,907	8,932
Acquisition and development
1-4 family residential construction	2,436	807	0	2,436	2,524
All other A&D	5,623	349	17,414	23,037	27,555
Commercial and industrial	0	0	3,979	3,979	4,068
Residential mortgage
Residential mortgage - term	292	20	4,661	4,953	5,460
Residential mortgage – home equity	0	0	1,030	1,030	1,178
Consumer	0	0	77	77	98
Total impaired loans	$11,722	$2,077	$40,918	$52,640	$60,766

December 31, 2011
Commercial real estate
Non owner-occupied	$448	$92	$9,129	$9,577	$14,765
All other CRE	0	0	7,365	7,365	7,390
Acquisition and development
1-4 family residential construction	2,489	859	0	2,489	2,577
All other A&D	7,850	1,859	15,360	23,210	27,712
Commercial and industrial	9,043	1,139	4,005	13,048	13,137
Residential mortgage
Residential mortgage - term	218	2	4,816	5,034	5,488
Residential mortgage – home equity	0	0	1,082	1,082	1,177
Consumer	0	0	21	21	33
Total impaired loans	$20,048	$3,951	$41,778	$61,826	$72,279

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

Management supplements the historical charge-off factor with a number of additional qualitative factors that are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors, which are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources, are: (a) national and local economic trends and conditions; (b) levels of and trends in delinquency rates and non-accrual loans; (c) trends in volumes and terms of loans; (d) effects of changes in lending policies; (e) experience, ability, and depth of lending staff; (f) value of underlying collateral; and (g) concentrations of credit from a loan type, industry and/or geographic standpoint.

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where, due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL.

Activity in the ALL is presented for the three-months ended March 31, 2012 and March 31, 2011:

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(1,161)	(246)	(9,091)	(283)	(173)	(10,954)
Recoveries	0	12	330	99	122	563
Provision	1,578	(1,077)	7,500	131	(8)	8,124
ALL balance at March 31, 2012	$6,635	$5,879	$929	$3,377	$393	$17,213

ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(1,554)	(395)	(135)	(472)	(232)	(2,788)
Recoveries	77	199	2	283	154	715
Provision	767	982	859	(171)	(1,093)	1,344
ALL balance at March 31, 2011	$7,948	$7,131	$2,071	$3,851	$408	$21,409

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended March 31, 2012			Three months ended March 31, 2011
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$8,899	$6	$0	$15,168	$19	$0
All other CRE	8,136	80	0	5,070	69	0
Acquisition and development
1-4 family residential construction	2,463	24	0	3,250	27	0
All other A&D	23,124	105	0	27,885	145	0
Commercial and industrial	8,514	34	0	9,451	38	0
Residential mortgage
Residential mortgage - term	4,994	35	15	8,271	43	0
Residential mortgage – home equity	1,056	4	3	652	4	0
Consumer	49	0	0	99	0	0
Total	$57,235	$288	$18	$69,846	$345	$0

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

When the Bank restructures a loan to a troubled borrower, the loan terms (i.e. interest rate, payment amount, amortization period, and/or maturity date) are modified in such a way as to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms are only offered for that time period. Where possible, the Bank obtains additional collateral and/or secondary payment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. To date, the Bank has not forgiven any principal as a restructuring concession. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

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

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	513	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$513	0	$0	0	$0

There was one new TDR with a temporary rate modification during the three months ended March 31, 2012 for which there was no impact to the recorded investment and a $4,300 reduction of the ALL resulting from the movement of the loan being evaluated collectively for impairment to being evaluated individually for impairment. During the quarters ended March 31, 2012 and March 31, 2011, there were no receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the periods indicated.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2012 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach. As of March 31, 2012, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

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

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2012, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.5 million and a fair value of $10.0 million. The market for these securities at March 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2012, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between March 31, 2012 and December 31, 2011.

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

Securities held to maturity: Investments in debt securities classified as held to maturity are measured subsequently at amortized cost in the statement of financial position. Their carrying value approximates their fair value. Two tax increment fund bonds were moved to held to maturity and transferred from Level 2 to Level 3 during the current quarter reflecting management’s intent to hold the securities until the earlier of their full repayment or maturity.

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

Impaired loans – Loans included in the table below are those that are considered impaired with a specific allocation or with a partial charge-off, based upon the guidance of the loan impairment subsection of the Receivables Topic, ASC Section 310-10-35, under which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value consists of the loan balance less its valuation allowance and is generally determined based on independent third-party appraisals of the collateral or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

Other real estate owned – Other real estate owned included in the table below are considered impaired with specific write-downs. Fair value of other real estate owned is based on independent third-party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at March 31, 2012 Using (In Thousands)
Description	Assets Measured at Fair Value 03/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,494		$25,494
Residential mortgage-backed agencies	$122,902		$122,902
Collateralized mortgage obligations	$10,761		$10,761
Obligations of states and political subdivisions	$57,036		$57,036
Collateralized debt obligations	$9,954			$9,954
Investment securities held-to-maturity:
Obligations of states and political subdivisions	$4,040			$4,040
Financial Derivative	$(988)			$(988)
Non-recurring:
Impaired loans	$19,303			$19,303
Other real estate owned	$0			$0

		Fair Value Measurements at December 31, 2011 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,580		$25,580
Residential mortgage-backed agencies	$130,402		$130,402
Collateralized mortgage obligations	$10,778		$10,778
Obligations of states and political subdivisions	$68,816		$68,816
Collateralized debt obligations	$9,447			$9,447
Financial Derivative	$(1,034)			$(1,034)
Non-recurring:
Impaired loans	$30,320			$30,320
Other real estate owned	$3,449			$3,449

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the three months ended March 31, 2012 or March 31, 2011.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-months ended March 31, 2012 and the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Investment Securities Held to Maturity	Cash Flow Hedge
Beginning balance January 1, 2012	$9,447	$0	$(1,034)
Total gains unrealized:
Included in other comprehensive income	507		46
Purchases, issuances, and settlements
Transfers from Available-for-Sale to Held to Maturity	0	4,040	0
Ending balance March 31, 2012	$9,954	$4,040	$(988)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0
Included in other comprehensive income	843	169
Ending balance March 31, 2011	$10,662	$(663)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$9,954	Discounted Cash Flow	Discount Rate	Swap+18%; Range of Libor+ 9% to 20%
Cash Flow Hedge	$(988)	Discounted Cash Flow	Reuters Third Party Market Quote	99.90%

Non-recurring:
Impaired Loans	$19,303	Market Comparable Properties	Marketability Discount	10% to 30% (1)

(1)	Range would include discounts taken since appraisal and estimated values

The following methods and assumptions were used by the Corporation to estimate its fair value disclosures for financial instruments:

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

Loans (excluding impaired loans with specific loss allowances): For variable-rate loans that re-price frequently or “in one year or less”, and with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans that do not re-price frequently are estimated using a discounted cash flow calculation that applies current market interest rates being offered on the various loan products.

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

Borrowed funds: The fair value of the Bank’s FHLB borrowings and junior subordinated debt is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings with similar remaining maturities. The carrying amounts of federal funds purchased and securities sold under agreements to repurchase approximate their fair values.

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

The following tables present fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	March 31, 2012		Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$85,597	$85,597	$85,597
Interest bearing deposits in banks	12,528	12,528	12,528
Investment securities - AFS	226,147	226,147		$216,193	$9,954
Investment securities - HTM	4,040	4,040			4,040
Restricted Bank stock	10,726	10,726	10,726
Loans, net	897,135	895,922			895,922
Accrued interest receivable	4,159	4,159	4,159

Financial Liabilities:
Deposits – non-maturity	591,241	591,241	591,241
Deposits – time deposits	438,664	442,459		442,459
Short-term borrowed funds	35,227	32,527	32,527
Long-term borrowed funds	206,779	216,750		216,750
Accrued interest payable	3,844	3,844	3,844
Financial derivative	988	988	988
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Company's loans included in the table above are calculated based on our internal new volume rate.

	December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$52,049	$52,049
Interest bearing deposits in banks	13,058	13,058
Investment securities-AFS	245,023	245,023
Restricted Bank stock	10,726	10,726
Loans, net	919,214	918,156
Accrued interest receivable	5,058	5,058

Financial Liabilities:
Deposits	1,027,784	994,165
Borrowed funds	243,912	251,850
Accrued interest payable	3,512	3,512
Financial derivative	1,034	1,034
Off balance sheet financial instruments	0	0

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2011 and the three months ended March 31, 2012:

(in thousands)	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2010	(10,825)	(3,956)	(496)	(4,203)	(341)	(19,821)
Net gain/(loss) during period	253	1,323	(120)	(2,742)	145	(1,141)
Balance – December 31, 2011	(10,572)	(2,633)	(616)	(6,945)	(196)	(20,962)
Net gain/(loss) during period	196	(122)	27	0	0	101
Balance – March 31, 2012	$(10,376)	$(2,755)	$(589)	$(6,945)	$(196)	$(20,861)

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.22% at March 31, 2012), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.22% at March 31, 2012) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.32% at March 31, 2012). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “FRBR”), First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011. As of March 31, 2012, this deferral election remained in effect. Cumulative deferred interest on all TPS Debentures was approximately $2.7 million, which must be paid in full when First United Corporation terminates the deferral of interest payments. Management cannot predict when the deferral will be terminated. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot, and have not, been deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the FRBR, the board of directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the board of directors declares the next quarterly cash dividend. Cumulative deferred dividends on the Series A Preferred Stock was approximately $2.3 million as of March 31, 2012. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the board of directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Securities sold under agreements to repurchase:
Outstanding at end of period	$35,227	$36,868
Weighted average interest rate at end of period	0.53%	0.64%
Maximum amount outstanding as of any month end	$35,366	$51,403
Average amount outstanding	$34,970	$41,728
Approximate weighted average rate during the period	0.53%	0.56%

At March 31, 2012, the repurchase agreements were secured by $33.7 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

(In thousands)	March 31, 2012	December 31, 2011
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 4.55% at March 31, 2012	$160,049	$160,314
Junior subordinated debt, bearing variable interest rates ranging from 2.32% to 3.22% at March 31, 2012	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at March 31, 2012	10,801	10,801
Total long-term debt	$206,779	$207,044

At March 31, 2012, the long-term FHLB advances were secured by $144.6 million in loans and $21.6 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2012			December 31, 2011
	Fixed Rate	Floating Rate	Total	Total
Due in 2012	$24,000	$0	$24,000	$44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Thereafter	116,850	30,929	147,779	127,794
Total long-term debt	$170,850	$35,929	$206,779	$207,044

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the three months ended March 31,
(In thousands)	2012	2011
Service cost	$0	$0
Interest cost	351	330
Expected return on assets	(553)	(560)
Amortization of transition asset	(10)	(10)
Recognized net actuarial loss	100	100
Amortization of prior service cost	3	2
Net pension credit included in employee benefits	$(109)	$(138)

SERP	For the three months ended March 31,
(In thousands)	2012	2011
Service cost	$30	$40
Interest cost	63	57
Amortization of recognized loss	3	0
Amortization of prior service cost	31	32
Net pension expense included in employee benefits	$127	$129

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”. The effects of the amendment were that to prohibit new entrants into the plan and to cease crediting additional years of service after that date.

The Corporation does not intend to contribute to the Pension Plan in 2012 based upon its fully funded status and an evaluation of the future benefits provided under the Pension Plan. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

Note 13 - Equity Compensation Plan Information

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the issuance of up to 185,000 shares of common stock pursuant to the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors.

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at March 31, 2012.

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

Stock-based awards were made to non-employee directors in May 2011 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 16,720 fully-vested shares of common stock were issued to directors in 2011, which had a fair market value of $5.68 per share. Director stock compensation expense was $12,795 for the three months ended March 31, 2012 and $32,500 for the three months ended March 31, 2011.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.7 million of outstanding standby letters of credit at March 31, 2012 and $1.5 million at December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2012 and December 31, 2011 is material.

Note 15 – Derivative Financial Instruments

As a part of managing interest rate risk, the Bank entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities. The Corporation has designated these interest rate swap agreements as cash flow hedges under the guidance of ASC Subtopic 815-30, Derivatives and Hedging – Cash Flow Hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive income.

In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. At March 31, 2012, the fair value of the interest rate swap contracts was ($1.0) million and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of March 31, 2012.

For the three months ended March 31, 2012, the Corporation recorded an increase in the value of the derivatives of $46 thousand and the related deferred tax benefit of $19 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2012. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2012.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-months ended March 31, 2012 and year ended December 31, 2011.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2012	$27	$0	$0
December 31, 2011	$(202)	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities (VIE)

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2012, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $10.9 million at March 31, 2012 and December 31, 2011.

As of December 31, 2011, the Bank had made contributions to the Partnership totaling $6.1 million. The project was completed in June 2011, and the Bank is entitled to $8.6 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At March 31, 2012 and December 31, 2011, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. As of March 31, 2012, the Corporation’s commitment in the Partnership is fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,980	$5,980
Unfunded commitment (Other Liabilities)	0	0
Maximum exposure to loss	5,980	5,980

Note 17 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the period that were not previously disclosed.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance provider. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 31 automated teller machines.

At March 31, 2012, the Corporation had total assets of approximately $1.39 billion, net loans of approximately $897 million, and deposits of approximately $1.0 billion. Shareholders’ equity at March 31, 2012 was approximately $93.7 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than–temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million in recorded goodwill is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 and is not subject to periodic amortization.

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

A valuation allowance is recognized to reduce any deferred tax assets when, based upon available information, management concludes that it is more-likely-than-not that all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to ALL and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined no valuation allowances were needed at March 31, 2012 except for a state valuation allowance for certain state deferred tax assets associated with our Parent Company.

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2011.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2012 and 2011 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the three months ended March 31,
	2012	2011
Per Share Data
Basic net (loss)/income per common share	$(.50)	$.09
Diluted net (loss)/income per common share	$(.50)	$.09
Book Value	$10.32	$10.89

Significant Ratios
Return on Average Assets (a)	(.77)%	.25%
Return on Average Equity (a)	(11.05)%	4.03%
Average Equity to Average Assets	7.01%	6.12%
Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net loss attributable to common shareholders was $3.1 million for the first three months of 2012, compared to net income available to common shareholders of $.6 million for the same period of 2011. Basic and diluted net loss per common share for the first three months of 2012 was $.50, compared to net income per common share of $.09 for the same period of 2011. The change in earnings, from net income for the first three months of 2011 to a net loss for the first three months of 2012, resulted primarily from increased provision for loan losses of $6.8. The increase in provision expense was offset by an increase in other operating income due to a one-time, tax free death benefit of approximately $.7 million that is payable under a policy of bank owned life insurance and net gains of $1.3 million in the first three months of 2012, compared to $.1 million of net gains for the same time period of 2011. Net gains for the first quarter of 2012 were driven by net gains realized on sales of investment securities of $.6 million and $.6 million in gains on the sale of other real estate owned (“OREO”). Net interest income increased slightly during the first quarter of 2012 when compared to the same time period of 2011. The net interest margin for the first three months of 2012, on a fully tax equivalent (“FTE”) basis, increased to 3.30% from 2.73% for the first three months of 2011. The net interest margin for the year ended December 31, 2011, on an FTE basis, was 2.96%. Although we anticipate a continued flat rate environment during 2012, we also anticipate that the margin will continue to improve.

The provision for loan losses increased to $8.1 million for the three months ended March 31, 2012, compared to $1.3 million for the same period of 2011. The higher provision expense was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania. In addition to this charge-off, we charged off $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania. Other than these specific charge-offs, there has been a leveling in the credit quality of our loan portfolio. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $2.3 million due primarily to a planned decrease of $230.5 million in average interest-bearing deposits and a $33.7 million decrease in average debt outstanding. The decline in expense was also due to the continued low interest rate environment. The Bank’s treasury team continues to monitor rates on our deposits and increases special pricing only for full relationship customers.

Other operating income increased $1.53 million during the first three months of 2012 when compared to the same period of 2011. This increase was primarily attributable to net gains realized on sales of investment securities of $.6 million, net gains on sales of OREO of $.6 million, and the aforementioned $.7 million one-time, tax free death benefit that accrued in March 2012. The gains were offset by a slight decline in other income due to the sale of the insurance agency effective January 1, 2012.

Operating expenses decreased $1.15 million in the first three months of 2012 when compared to the same period of 2011. This decrease was due primarily to a $.4 million decline in FDIC premiums attributable to the repayment of brokered deposits throughout 2011. Other miscellaneous expenses declined by $.3 million primarily due reductions in expenses such as marketing, legal and professional, consulting and postage during the first quarter of 2012 compared to the first quarter of 2011.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a fully taxable equivalent (“FTE”) basis to facilitate performance comparisons between taxable and tax-exempt assets. FTE income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012			2011
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$934,940	$12,064	5.19%	$1,002,241	$13,867	5.61%
Investment securities	237,895	1,959	3.31	237,731	2,031	3.47
Other interest earning assets	69,787	59	.34	227,106	147	.26
Total earning assets	$1,242,622	14,082	4.56%	$1,467,078	16,045	4.44%

Interest-bearing liabilities
Interest-bearing deposits	$879,448	1,893	.87%	$1,109,983	3,671	1.34%
Short-term borrowings	35,297	46	.52	40,675	61	.61
Long-term borrowings	206,923	1,946	3.78	235,223	2,426	4.18
Total interest-bearing liabilities	$1,121,668	3,885	1.39%	$1,385,881	6,158	1.80%

Net interest income and spread		$10,197	3.17%		$9,887	2.64%
Net interest margin			3.30%			2.73%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis increased $.3 million during the first three months of 2012 over the same period in 2011 due to a $2.3 million (36.9%) decrease in interest expense, which was partially offset by a $2.0 million (12.2%) decrease in interest income. The increase in net interest income was primarily due to the reduction in the average balances of interest-bearing deposits and average debt outstanding as well as the reduction in the average rate paid on interest-bearing liabilities. The slightly lower yield on both loans and investment securities, as funds were reinvested, contributed to the decline in interest income when comparing the two periods. The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 57 basis points, as it increased to 3.30% for the three months ended March 31, 2012 from 2.73% for the same period of 2011. The net interest margin was 2.96% for the year ended December 31, 2011.

The overall $224.5 million decrease in average interest-earning assets, driven by the $67.3 million reduction in loans and the $157.3 million reduction in other interest earning assets, primarily cash, positively impacted the average yield on our average earning assets. The 12 basis point increase in yield was driven by the reinvestment of cash into higher loan and investment rates versus the investment into fed funds.

Interest expense decreased during the first three months of 2012 when compared to the same period of 2011 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy implemented during 2011, our decision to only increase special rates on time deposits for full relationship customers, the reduction in the average balance of total interest-bearing liabilities and the shorter duration of the portfolio. The average balance of interest-bearing liabilities decreased by $264.2 million as management implemented a strategy to right-size the balance sheet by using cash to repay brokered deposits and wholesale long-term borrowings during 2011. The overall effect was a 41 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.80% for the three months ended March 31, 2011 to 1.39% for the same period of 2012.

Provision for Loan Losses

The provision for loan losses was $8.1 million for the first three months of 2012, compared to $1.3 million for the same period of 2011.  The higher provision expense was primarily due to the aforementioned $9.0 million charge-off of the shared national credit for an ethanol plant (included in Commercial and industrial (“C&I”) loans). Absent this charge-off, we experienced a continued stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.3 million during the first three months of 2012 when compared to the same period of 2011. Service charge income remained stable when comparing the first quarter of 2012 and 2011. Debit card income decreased $.1 million during the first three months of 2012 when compared to the same period of 2011. Bank owned life insurance income also increased due to the aforementioned $.7 million one-time, tax free death benefit that accrued in March 2012. Insurance commissions decreased $.6 million due to the sale of the Insurance Agency on January 1, 2012. The sale did not have a material impact on our financial condition or results of operations. We also realized increases of approximately $.3 million in other income such as title income and rental income on OREO. Trust department income also remained stable when comparing the first quarter of 2012 to the first quarter of 2011. Trust assets under management were $621 million at March 31, 2012 compared to $603 million at March 31, 2011.

Net gains of $1.3 million were reported through other income in the first three months of 2012, compared to net gains of $.1 million during the same period of 2011. The increase in the net gains in the first quarter of 2012 was a result of $.6 million in net gains realized on the sale of investment securities and $.6 million in net gains realized on the sales of OREO. There were no non-cash OTTI charges on the investment portfolio for the first quarter of 2012, compared to $19,000 in OTTI charges during the first quarter of 2011. The reduction in OTTI charges throughout 2011 and the first quarter of 2012 resulted from improvements in the financial industry, as the collateralized debt obligation portfolio is made up primarily of securities issued by financial institutions.

The following table shows the major components of other operating income for the three months ended March 31, 2012 and 2011, exclusive of net gains/(losses):

	Income as % of Total Other Operating Income
	For the three months ended March 31,
	2012	2011
Service charges	21%	23%
Trust department	28%	28%
Insurance commissions	0%	17%
Debit card Income	12%	16%
Bank owned life insurance	24%	7%
Other income	15%	9%
	100%	100%

Other Operating Expenses

Other operating expenses decreased $1.2 million (11%) for the first three months of 2012 when compared to the first three months of 2011. The decrease was due to a decline of $.2 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation throughout 2011 and the sale of the insurance company. A decline of $.4 million in FDIC premiums attributable to the repayment of brokered deposits also impacted the reduced expenses. Other miscellaneous expenses such as legal and professional, marketing, consulting and postage were also reduced when comparing the first quarter of 2012 to the first quarter of 2011.

The composition of other operating expenses for the three months ended March 31, 2012 and 2011 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the three months ended March 31,
	2012	2011
Salaries and employee benefits	50%	47%
FDIC premiums	5%	8%
Occupancy, equipment and data processing	21%	21%
Other	24%	24%
	100%	100%

Applicable Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in ASC Topic, Income Taxes, in Section 740-270-30. This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined should be used in providing for income taxes on a current year-to-date basis. The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives. In arriving at this effective tax rate, however, no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.

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

The effective tax benefit rate for the first three months of 2012 was 1.49%, compared to an effective tax rate of 9.5% for the first three months of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.4 billion at March 31, 2012, a decrease of $5.3 million since December 31, 2011. During this time period, cash and interest-bearing deposits in other banks increased $33.0 million, the investment portfolio decreased $14.8 million, and gross loans decreased $24.3 million. Total liabilities decreased by approximately $2.4 million during the first three months of 2012, reflecting an increase in total deposits of $2.1 million offset by a $1.6 million decrease in short-term borrowings, due to increased usage of funds in the cash management product, and a $.3 million decrease in long-term borrowings, due to principal amortization on our FHLB advances. Accrued interest payable and other liabilities decreased $2.6 million. The increase in total deposits was due primarily to a focused effort by our retail sales team to grow core deposits. Shareholders’ equity decreased $3.0 million from December 31, 2011 to March 31, 2012 as a result of the net loss recognized during the first quarter.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	March 31, 2012		December 31, 2011
Commercial real estate	$331,188	36%	$336,234	36%
Acquisition and development	141,876	16	142,871	15
Commercial and industrial	67,601	7	78,697	8
Residential mortgage	343,399	38	347,220	37
Consumer	30,284	3	33,672	4
Total Loans	$914,348	100%	$938,694	100%

Comparing loans at March 31, 2012 to loans at December 31, 2011, outstanding loans decreased by $24.3 million (2.6%). Commercial real estate (“CRE”) loans decreased $5.0 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $1.0 million. C&I loans decreased $11.1 million primarily as a result of the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant. Residential mortgages declined $3.8 million. The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s continued use of the secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio declined $3.4 million due primarily to repayment activity in the indirect auto portfolio exceeding new production. At March 31, 2012 and December 31, 2011, approximately 64% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	March 31, 2012	% of Applicable Portfolio	December 31, 2011	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$9,818	3.0%	$10,069	3.0%
Acquisition and development	15,111	10.7%	14,938	10.5%
Commercial and industrial	320	.47%	9,364	11.9%
Residential mortgage	3,278	.95%	3,796	1.1%
Consumer	77	.25%	21	.06%
Total non-accrual loans	$28,604	3.1%	$38,188	4.1%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	204		128
Commercial and industrial	0		0
Residential mortgage	303		1,509
Consumer	41		142
Total loans past due 90 days or more	$548		$1,779

Total non-accrual and loans past due 90 days or more	$29,152		$39,967

Restructured Loans (TDRs):
Performing	$10,478		$10,657
Non-accrual (included above)	7,381		7,385
Total TDRs	$17,859		$18,042

Other Real Estate Owned	$19,118		$16,676

Impaired loans without a valuation allowance	$40,918		$41,778
Impaired loans with a valuation allowance	11,722		20,048
Total impaired loans	$52,640		61,826
Valuation allowance related to impaired loans	$2,077		3,951

Other Real Estate Owned

The following table presents the components of OREO for the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012	December 31, 2011
Commercial real estate	$5,795	$2,913
Acquisition and development	11,289	12,602
Residential mortgage	2,034	1,161
Total OREO	$19,118	$16,676

The following table presents the components of OREO expenses, net for the three months ended March 31, 2012 and 2011:

(in thousands)	March 31, 2012	March 31, 2011
(Gains)/losses on sale of real estate, net	$(623)	$7
Fair Value write-down	0	63
Expenses, net	142	201
Rental income	(69)	(5)
Total OREO (income)/expenses, net	$(550)	$266

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $24.0 million at March 31, 2012 and $23.6 million at December 31, 2011. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $.6 million during the three months ended March 31, 2012. One $.2 million mortgage loan and one $.5 million CRE loan were added to performing impaired status in the year-to-date period. Net principal repayments totaling $.1 million were received on other performing impaired loans in the year-to-date period. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$283	2	$287
All other CRE	1	3,144	1	3,162
Acquisition and development
1-4 family residential construction	1	2,436	1	2,489
All other A&D	4	2,372	4	2,645
Commercial and industrial	1	672	1	693
Residential mortgage
Residential mortgage – term	3	1,571	5	1,381
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	12	$10,478	14	$10,657

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	7	6,715	7	6,719
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	1	218	1	218
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	9	7,381	9	7,385
Total TDRs	21	$17,859	23	$18,042

The level of TDRs decreased $.2 million during the three months ended March 31, 2012, reflecting the addition of one loan totaling $.5 million to performing TDRs and principal payments of $.4 million on performing TDRs. Three loans totaling $.3 million that had been modified prior to 2011 at market rates were removed from performing TDRs during the first quarter because the borrowers had made at least six consecutive payments and were current at the time of reclassification.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(in thousands)	2012	2011
Balance, January 1	$19,480	$22,138
Charge-offs:
Commercial real estate	(1,161)	(1,554)
Acquisition and development	(246)	(395)
Commercial and industrial	(9,091)	(135)
Residential mortgage	(283)	(472)
Consumer	(173)	(232)
Total charge-offs	(10,954)	(2,788)
Recoveries:
Commercial real estate	0	77
Acquisition and development	12	199
Commercial and industrial	330	2
Residential mortgage	99	283
Consumer	122	154
Total recoveries	563	715
Net credit losses	(10,391)	(2,073)
Provision for loan losses	8,124	1,344
Balance at end of period	$17,213	$21,409

Allowance for loan losses to loans outstanding (as %)	1.88%	2.29%
Net charge-offs to average loans outstanding during the period, annualized (as %)	4.47%	.83%

The ALL decreased to $17.2 million at March 31, 2012, compared to $19.5 million at December 31, 2011 and $21.4 million at March 31, 2011. The provision for loan losses for the first three months of 2012 increased to $8.1 million from $1.3 million for the same period in 2011. Net charge-offs rose to $10.4 million at March 31, 2012, compared to $2.1 million at March 31, 2011. Included in the net charge-offs for the three months ended March 31, 2012 was the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant and $1.1 million charge-off for a participation loan. The increased provision expense was primarily due to these two large charge-offs. The ratio of the ALL to loans outstanding as of March 31, 2012 was 1.88%, which was lower than the 2.29% for the same period last year due to charging off specific allocations as necessitated by changing circumstances and due to lower loan balances.

The ratio of net charge-offs to average loans for the three months ended March 31, 2012 was an annualized 4.47%, compared to an annualized .83% for the same period in 2011 and 1.24% for the year ended December 31, 2011. Relative to December 31, 2011, all segments of loans, with the exception of C&I loans, showed improvement. The annualized net charge-off ratio for CRE loans as of March 31, 2012 was 1.39%, compared to 2.02% as of December 31, 2011. The annualized net charge-off ratio for A&D loans as March 31, 2012 was .66%, compared to 1.91% as of December 31, 2011. The ratios for C&I loans were 47.91% and .99% for March 31, 2012 and December 31, 2011, respectively, as a result of annualizing the $9.0 million full charge-off described above. The residential mortgage ratios were .21% and .32% for March 31, 2012 and December 31, 2011, respectively, and the consumer loan ratios were .64% and 1.17%, for March 31, 2012 and December 31, 2011, respectively.

Accruing loans past due 30 days or more declined to 1.77% of the loan portfolio at March 31, 2012, compared to 2.86% at December 31, 2011. The decrease in the quarter is primarily due to one relationship of Other CRE loans totaling $5.2 million which moved from 60-89 days past due at December 31, 2011 to current at March 31, 2012. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the three-month periods ending March 31, 2012 and March 31, 2011, total non-accrual loan balances have declined. Non-accrual loans totaled $28.6 million as of March 31, 2012, compared to $38.2 million as of December 31, 2011 and $38.6 million as of March 31, 2011. Non-accrual loans which have been subject to a partial charge-off totaled $9.7 million as of March 31, 2012, compared to $13.4 million as of December 31, 2011.

Management believes that the ALL at March 31, 2012 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2012, the total amortized cost basis of the available-for-sale investment portfolio was $248.2 million, compared to a fair value of $226.1 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	March 31, 2012			December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV as % of Total	Amortized Cost	Fair Value (FV)	FV as % of Total
Securities Available-for-Sale:
U.S. government agencies	$25,492	$25,494	11%	$25,490	$25,580	11%
Residential mortgage-backed agencies	121,177	122,902	54%	129,019	130,402	53%
Collateralized mortgage obligations	10,815	10,761	5%	10,843	10,778	4%
Obligations of states and political subdivisions	54,229	57,036	25%	65,424	68,816	28%
Collateralized debt obligations	36,450	9,954	5%	36,385	9,447	4%
Total Investment Securities	$248,163	$226,147	100%	$267,161	$245,023	100%
Securities Held to Maturity:
Obligations of state and political subdivisions	$4,040	$4,040	100%	$0	$0	0%

Total investment securities decreased $14.8 million since December 31, 2011. At March 31, 2012, the securities classified as available-for-sale included a net unrealized loss of $22.0 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. Two tax increment fund bonds were moved to held to maturity during the current quarter reflecting management’s intent to hold the securities until the earlier of their full repayment or maturity.

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

Approximately $216.2 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $4.5 million at March 31, 2012. The remaining $10.0 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $26.5 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.2 million represent non-credit related OTTI charges on 13 of the securities, while $9.3 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2012.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 45.13% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of March 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2012, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2011 and March 31, 2012.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first quarter of 2012.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of March 31, 2012, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	March 31, 2012		December 31, 2011
Non-interest bearing demand deposits	$155,580	15%	$149,888	15%
Interest-bearing deposits:
Demand	128,452	13	101,492	10
Money Market:
Retail	199,830	19	219,488	21
Brokered	0	0	0	0
Savings deposits	107,429	11	102,561	10
Time deposits less than $100,000	208,787	20	216,324	21
Time deposits $100,000 or more:
Retail	177,499	17	185,045	18
Brokered/CDARS	52,328	5	52,986	5
Total Deposits	$1,029,905	100%	$1,027,784	100%

Total deposits increased $2.1 million during the first three months of 2012 when compared to deposits at December 31, 2011. Non-interest bearing deposits increased $5.7 million. Traditional savings accounts increased $4.9 million due to continued growth in our Prime Saver product. Total demand deposits increased $27.0 million and total money market accounts decreased $19.7 million due primarily to a shift of our investment sweep accounts to an in-house demand product. Time deposits less than $100,000 declined $7.5 million and time deposits greater than $100,000 decreased $8.2 million. The decrease in time deposits greater than $100,000 was a result of our strategy to reduce higher cost funding to municipalities and single service certificate of deposit customers. Our internal treasury team continues to promote the strategy implemented in 2011 of increasing our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In thousands)	March 31, 2012	December 31, 2011
Securities sold under agreements to repurchase	$35,227	$36,868
Total short-term borrowings	$35,227	$36,868

FHLB advances	$160,049	$160,314
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$206,779	$207,044

Total short-term borrowings decreased by approximately $1.6 million during the first three months of 2012 due to declines in treasury management customer deposits. Long-term borrowings decreased by $.3 million during the first three months of 2012 due to the scheduled monthly amortization of long-term advances.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

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

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our ability to maintain liquidity at satisfactory levels.

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

Throughout 2011, we continued to shift our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipate a rising rate environment in the future. As of March 31, 2012, we were slightly asset sensitive.

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

Under the risk-based capital regulations, banking organizations are required to maintain a minimum total risk-based capital ratio (total qualifying capital divided by risk-weighted assets) of 8% (10% for well capitalized banks), including a Tier 1 ratio of at least 4% (6% for well capitalized banks). The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 4% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings, and between 4% and 5% for other institutions depending on their particular condition and growth plans. Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities.

The following table presents our capital ratios:

	March 31, 2012	December 31, 2011	Required for Capital Adequacy Purposes	Required To Be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	13.37%	13.05%	8.00%	10.00%
First United Bank & Trust	13.46%	13.38%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.53%	11.30%	4.00%	6.00%
First United Bank & Trust	12.18%	12.11%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	9.70%	9.10%	4.00%	5.00%
First United Bank & Trust	10.25%	9.75%	4.00%	5.00%

As of March 31, 2012, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at March 31, 2012 compared to December 31, 2011 despite the net loss recognized for the quarter. The increase was due to the reduction in the goodwill associated with the sale of the assets for First United Insurance Group and a change in composition of risk based assets.

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

On December 15, 2010, also at the request of the FRBR, First United Corporation elected to defer quarterly interest payments under the junior subordinated debentures issued to the Trusts (the “TPS Debentures”) beginning with the payment that was due in March 2011. As of March 31, 2012, this deferral election remained in effect and cumulative deferred interest was approximately $2.7 million, which must be paid in full when First United Corporation terminates the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $85.8 million and $1.7 million, respectively, at March 31, 2012, compared to $86.0 million and $1.5 million, respectively, at December 31, 2011. We are not a party to any other off-balance sheet arrangements.

See Note 11 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Market Risk and Interest Sensitivity”. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2011. We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2012 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first three months of 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. Management does not believe that any material changes in our risk factors have occurred since December 31, 2011

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed or furnished with this quarterly report are listed in the Exhibit Index that follows the signatures, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST UNITED CORPORATION

Date: May 15, 2012	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date May 15, 2012	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)
52

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Accounting Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

