Form 10-Q
period 2012-06-30
FIRST UNITED CORP/MD/
filed 2012-08-13
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,199,283 shares of common stock, par value $.01 per share, as of July 31, 2012.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statements of Financial Condition

(In thousands, except per share and percentage data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$53,305	$52,049
Interest bearing deposits in banks	13,634	13,058
Cash and cash equivalents	66,939	65,107
Investment securities – available-for-sale (at fair value)	227,244	245,023
Investment securities – held to maturity (at cost)	4,040	0
Restricted investment in bank stock, at cost	9,679	10,726
Loans	907,909	938,694
Allowance for loan losses	(16,770)	(19,480)
Net loans	891,139	919,214
Premises and equipment, net	30,378	30,826
Goodwill and other intangible assets, net	11,004	14,432
Bank owned life insurance	30,893	31,435
Deferred tax assets	30,054	28,711
Other real estate owned	19,828	16,676
Accrued interest receivable and other assets	27,241	28,715
Total Assets	$1,348,439	$1,390,865

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$157,324	$149,888
Interest bearing deposits	839,016	877,896
Total deposits	996,340	1,027,784

Short-term borrowings	28,902	36,868
Long-term borrowings	206,515	207,044
Accrued interest payable and other liabilities	21,579	22,513
Total Liabilities	1,253,336	1,294,209

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9%cumulative on February 15, 2014, were issued and outstanding on June 30, 2012 and December 31, 2011 (discount of $108 and $140, respectively)	29,892	29,860
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,199 shares at June 30, 2012 and 6,183 shares at December 31, 2011	62	62
Surplus	21,531	21,500
Retained earnings	64,334	66,196
Accumulated other comprehensive loss	(20,716)	(20,962)
Total Shareholders’ Equity	95,103	96,656
Total Liabilities and Shareholders’ Equity	$1,348,439	$1,390,865

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Interest income
Interest and fees on loans	$23,954	$27,163
Interest on investment securities
Taxable	2,145	1,795
Exempt from federal income tax	1,036	1,552
Total investment income	3,181	3,347
Other	134	239
Total interest income	27,269	30,749
Interest expense
Interest on deposits	3,558	6,903
Interest on short-term borrowings	97	127
Interest on long-term borrowings	3,833	4,701
Total interest expense	7,488	11,731
Net interest income	19,781	19,018
Provision for loan losses	9,236	4,605
Net interest income after provision for loan losses	10,545	14,413
Other operating income
Changes in fair value on impaired securities	(43)	793
Portion of loss/(gain) recognized in other comprehensive income (before taxes)	43	(812)
Net securities impairment losses recognized in operations	0	(19)
Net gains – other	1,362	668
Total net gains	1,362	649
Service charges	1,725	1,803
Trust department	2,269	2,143
Insurance commissions	8	1,288
Debit card income	1,021	1,112
Bank owned life insurance	1,264	509
Other	911	725
Total other income	7,198	7,580
Total other operating income	8,560	8,229
Other operating expenses
Salaries and employee benefits	9,936	10,158
FDIC premiums	977	1,387
Equipment	1,341	1,575
Occupancy	1,401	1,425
Data processing	1,445	1,387
Other	4,849	5,071
Total other operating expenses	19,949	21,003
(Loss)/Income before income tax expense	(844)	1,639
Applicable income tax expense/(benefit)	172	(451)
Net (Loss)/Income	(1,016)	2,090
Accumulated preferred stock dividends and discount accretion	(846)	(794)
Net (Loss) Attributable to/Net Income Available to Common Shareholders	$(1,862)	$1,296
Basic net (loss)/income per common share	$(.30)	$.21
Diluted net (loss)/income per common share	$(.30)	$.21
Weighted average number of basic and diluted shares outstanding	6,188	6,172

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,
	2012	2011
	(Unaudited)
Interest income
Interest and fees on loans	$11,905	$13,249
Interest on investment securities
Taxable	1,040	1,090
Exempt from federal income tax	481	690
Total investment income	1,521	1,780
Other	75	92
Total interest income	13,501	15,121
Interest expense
Interest on deposits	1,665	3,232
Interest on short-term borrowings	51	66
Interest on long-term borrowings	1,887	2,275
Total interest expense	3,603	5,573
Net interest income	9,898	9,548
Provision for loan losses	1,112	3,261
Net interest income after provision for loan losses	8,786	6,287
Other operating income
Changes in fair value on impaired securities	(371)	102
Portion of loss/(gain) recognized in other comprehensive income (before taxes)	371	(102)
Net securities impairment losses recognized in operations	0	0
Net gains – other	36	567
Total net gains	36	567
Service charges	863	937
Trust department	1,154	1,079
Insurance commissions	2	665
Debit card income	529	504
Bank owned life insurance	293	255
Other	305	378
Total other income	3,146	3,818
Total other operating income	3,182	4,385
Other operating expenses
Salaries and employee benefits	5,047	5,026
FDIC premiums	512	492
Equipment	659	760
Occupancy	691	687
Data processing	765	685
Other	2,512	2,440
Total other operating expenses	10,186	10,090
Income before income tax expense	1,782	582
Applicable income tax expense/(benefit)	133	(551)
Net Income	1,649	1,133
Accumulated preferred stock dividends and discount accretion	(431)	(400)
Net Income Available to Common Shareholders	$1,218	$733
Basic net income per common share	$.20	$.12
Diluted net income per common share	$.20	$.12
Weighted average number of basic and diluted shares outstanding	6,194	6,177

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Six Months Ended June 30
Components of Comprehensive Income/(Loss) (in thousands)	2012	2011
Net Income/(Loss)	$(1,016)	$2,090

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(43)	$793
Less: OTTI charges recognized in income	0	(19)
Unrealized (losses)/gains on investments with OTTI	(43)	812
Taxes	17	(329)
Net unrealized (losses)/gains on investments with OTTI	(26)	483

Available for sale securities – all other:
Unrealized holding gains during the period	333	1,873
Less: securities with OTTI charges during the period	(43)	793
Unrealized gains on all other AFS securities	376	1,080
Taxes	(151)	(435)
Net unrealized gains on all other AFS securities	225	645

Net unrealized gains on AFS securities	199	1,128

Unrealized gains/(losses) on cash flow hedges	79	(84)
Taxes	(32)	34
Net unrealized gains/(losses) on cash flow hedges	47	(50)

Other comprehensive income, net of tax	$246	$1,078

Comprehensive income/(loss)	$(770)	$3,168

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Three Months Ended June 30
Components of Comprehensive Income/(Loss) (in thousands)	2012	2011
Net Income	$1,649	$1,133

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	$(371)	$102
Less: OTTI charges recognized in income	0	0
Unrealized (losses)/gains on investments with OTTI	(371)	102
Taxes	150	(41)
Net unrealized (losses)/gains on investments with OTTI	(221)	61

Available for sale securities – all other:
Unrealized holding gains during the period	211	863
Less: securities with OTTI charges during the period	(371)	102
Unrealized gains on all other AFS securities	582	761
Taxes	(236)	(307)
Net unrealized gains on all other AFS securities	346	454

Net unrealized gains on AFS securities	125	515

Unrealized gains/(losses) on cash flow hedges	33	(253)
Taxes	(13)	102
Net unrealized gains/(losses) on cash flow hedges	20	(151)

Other comprehensive income, net of tax	$145	$364

Comprehensive income	$1,794	$1,497

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2011	$29,798	$62	$21,422	$64,179	$(19,821)	$95,640

Net income				3,626		3,626
Other comprehensive loss					(1,141)	(1,141)
Stock based compensation			78			78
Preferred stock discount accretion	62			(62)		0
Preferred stock dividends deferred				(1,547)		(1,547)

Balance at December 31, 2011	29,860	62	21,500	66,196	(20,962)	96,656

Net loss				(1,016)		(1,016)
Other comprehensive income					246	246
Stock based compensation			31			31
Preferred stock discount accretion	32			(32)		0
Preferred stock dividends deferred				(814)		(814)

Balance at June 30, 2012	$29,892	$62	$21,531	$64,334	$(20,716)	$95,103

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating activities
Net (loss)/income	$(1,016)	$2,090
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Provision for loan losses	9,236	4,605
Depreciation	1,005	1,236
Stock compensation	31	52
Amortization of intangible assets	0	134
Gain on sales of Insurance assets	(88)	0
(Gain)/loss on sales of other real estate owned	(682)	44
Write-downs of other real estate owned	0	952
Gain on sale of loans held for sale	0	(1,366)
Gain on loan sales	(59)	(41)
Proceeds from sale of loans held for sale	0	33,902
Loss on disposal of fixed assets	66	9
Net amortization of investment securities discounts and premiums	791	1,015
Other-than-temporary-impairment loss on securities	0	19
Gain on sales of investment securities – available-for-sale	(599)	(266)
Amortization of deferred Loan Fees	(276)	(293)
Decrease in accrued interest receivable and other assets	1,553	4,645
Deferred tax benefit	(1,509)	(1,353)
Decrease in accrued interest payable and other liabilities	(1,836)	(271)
Earnings on bank owned life insurance	(1,264)	(509)
Net cash provided by operating activities	5,353	44,604

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	39,511	28,904
Proceeds from sales of investment securities available-for-sale	10,454	29,115
Purchases of investment securities available-for-sale	(36,086)	(66,556)
Proceeds from sales of other real estate owned	2,977	2,189
Proceeds from loan sales	7,619	5,048
Proceeds from disposal of fixed assets	19	0
Proceeds from sale of insurance assets	3,604	0
Proceeds from BOLI death benefit	1,806	0
Net decrease in FHLB stock	1,047	737
Net decrease in loans	6,108	26,107
Purchases of premises and equipment	(641)	(140)
Net cash provided by investing activities	36,418	25,404

Financing activities
Net decrease in deposits	(31,444)	(197,080)
Net decrease in short-term borrowings	(7,966)	(3,264)
Proceeds from long-term borrowings	20,000	0
Payments on long-term borrowings	(20,529)	(35,528)
Net cash used in financing activities	(39,939)	(235,872)
Increase/(decrease) in cash and cash equivalents	1,832	(165,864)
Cash and cash equivalents at beginning of the year	65,107	299,313
Cash and cash equivalents at end of period	$66,939	$133,449

Supplemental information
Interest paid	$6,621	$10,192
Non-cash investing activities:
Transfers from loans to other real estate owned	$5,447	$4,256
Transfers from loans to loans held for sale	$0	$32,536
Transfers from securities available for sale to held-to-maturity	$4,040	$0

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended JuNE 30, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and six- month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income/(loss) or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2012 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – (Loss)/Earnings Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/(loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings/(loss) per share is derived by dividing net income available to/(loss) attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents during the three- and six-months ended June 30, 2012 and June 30, 2011. There is no dilutive effect on the earnings per share during loss periods.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the six- and three-month periods ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012			2011
(in thousands, except for per share amount)	Loss	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic and Diluted (Loss)/Earnings Per Share:
Net (loss)/income	$(1,016)			$2,090
Preferred stock dividends deferred	(814)			(764)
Discount accretion on preferred stock	(32)			(30)
Net (loss) attributable to/income available to common shareholders	$(1,862)	6,188	$(.30)	$1,296	6,172	$.21

	For the three months ended June 30,
	2012			2011
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic and Diluted Earnings Per Share:
Net income	$1,649			$1,133
Preferred stock dividends deferred	(415)			(385)
Discount accretion on preferred stock	(16)			(15)
Net income available to common shareholders	$1,218	6,194	$.20	$733	6,177	$.12

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2012 and 2011:

	Six months ended June 30,
(in thousands)	2012	2011
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$(19)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	663	367

Realized losses	(64)	(101)
Gain/(loss) on sales of other real estate owned	682	(44)
Write-down of other real estate owned	0	(952)
Gain on sale of consumer loans	59	41
Gain on sale of insurance assets	88	0
Gain on sale of indirect auto loans	0	1,366
Loss on disposal of fixed assets	(66)	(9)
Net gains – other	1,362	668
Net gains	$1,362	$649

	Three months ended June 30,
(in thousands)	2012	2011
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$0

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	0	130
Realized losses	0	(19)
Gain/(loss) on sales of other real estate owned	59	(37)
Write-down of other real estate owned	0	(889)
Gain on sale of consumer loans	39	22
Gain on sale of insurance assets	0	0
Gain on sale of indirect auto loans	0	1,366
Loss on disposal of fixed assets	(62)	(6)
Net gains – other	36	567
Net gains	$36	$567

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	June 30, 2012	December 31, 2011
Cash and due from banks, weighted average interest rate of 0.18% (at June 30, 2012)	$53,305	$52,049

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of June 30, 2012 and December 31, 2011, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	June 30, 2012	December 31, 2011
FHLB daily investments, interest rate of 0.05% (at June 30, 2012)	$5,169	$4,244
FTN daily investments, interest rate of 0.09% (at June 30, 2012)	1,350	1,350
M&T daily investments, interest rate of 0.25% (at June 30, 2012)	6,030	6,379
CBB Fed Funds sold, interest rate of 0.21% (at June 30, 2012)	1,085	1,085
	$13,634	$13,058

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

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2012 and December 31, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
June 30, 2012
Available for Sale:
U.S. government agencies	$25,515	$69	$87	$25,497	$0
Residential mortgage-backed agencies	84,715	1,523	154	86,084	0
Commercial mortgage-backed agencies	48,343	1,011	51	49,303	0
Collateralized mortgage obligations	643	0	42	601	0
Obligations of states and political subdivisions	53,253	3,177	10	56,420	0
Collateralized debt obligations	36,581	0	27,242	9,339	17,769
Total available for sale	$249,050	$5,780	$27,586	$227,244	$17,769
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$0	$0	$4,040	$0

December 31, 2011
U.S. government agencies	$25,490	$107	$17	$25,580	$0
Residential mortgage-backed agencies	94,332	1,494	135	95,691	0
Commercial mortgage-backed agencies	44,850	217	135	44,932	0
Collateralized mortgage obligations	680	0	123	557	0
Obligations of states and political subdivisions	65,424	3,400	8	68,816	0
Collateralized debt obligations	36,385	0	26,938	9,447	17,726
Totals	$267,161	$5,218	$27,356	$245,023	$17,726

Proceeds from sales of securities and the realized gains and losses are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$10,454	$29,115	$0	$7,067
Realized gains	663	367	0	130
Realized losses	64	101	0	19

The following table shows the Corporation’s securities with gross unrealized losses and fair values at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
U.S. government agencies	$16,934	$87	$0	$0
Residential mortgage-backed agencies	16,900	154	0	0
Commercial mortgage-backed agencies	0	0	6,008	51
Collateralized mortgage obligations	0	0	601	42
Obligations of states and political subdivisions	3,693	10	0	0
Collateralized debt obligations	0	0	9,339	27,242
Totals	$37,527	$251	$15,948	$27,335
December 31, 2011
U.S. government agencies	$9,983	$17	$0	$0
Residential mortgage-backed agencies	30,225	134	4,779	1
Commercial mortgage-backed agencies	16,975	135	0	0
Collateralized mortgage obligations	0	0	557	123
Obligations of states and political subdivisions	0	0	2,805	8
Collateralized debt obligations	0	0	9,447	26,938
Totals	$57,183	$286	$17,588	$27,070

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between June 30, 2012 and December 31, 2011.

U.S. Government Agencies - Three U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of June 30, 2012. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at June 30, 2012.

Residential Mortgage-Backed Agencies - Five residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of June 30, 2012. There were no residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at June 30, 2012.

Commercial Mortgage-Backed Agencies - No commercial mortgage-backed agencies were in an unrealized loss position for less than 12 months as of June 30, 2012. There was one commercial mortgage-backed agency security in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell the security, and it is not more likely than not that the Corporation will be required to sell the security before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at June 30, 2012.

Collateralized Mortgage Obligations – The collateralized mortgage obligation portfolio consisted of one security at June 30, 2012 that has been in an unrealized loss position for 12 months or more. The security with an unrealized loss of greater than 12 months is a private label residential mortgage-backed security and is reviewed for factors such as loan to value ratio, credit support levels, borrower FICO scores, geographic concentration, prepayment speeds, delinquencies, coverage ratios and credit ratings. Management believes that this security continues to demonstrate collateral coverage ratios that are adequate to support the Corporation’s investment. At the time of purchase, this security was of the highest investment grade and was purchased at a discount relative to its face amount. As of June 30, 2012, this security remains at investment grade and continues to perform as expected at the time of purchase. The Corporation does not intend to sell this security and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $9,759 at June 30, 2012. One security has been in an unrealized loss position for less than 12 months. There are no securities that have been in an unrealized loss position for 12 months or more. This investment is of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell this investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2012.

Collateralized Debt Obligations - The $27.2 million in unrealized losses greater than 12 months at June 30, 2012 relates to 18 pooled trust preferred securities that comprise the CDO portfolio. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first half of 2012. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three- and six- month periods ended June 30, 2012 and 2011:

	Six months ended
(in thousands)	June 30, 2012	June 30, 2011
Balance of credit-related OTTI at January 1	$14,424	$14,653
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no Intent to sell and no requirement to sell before recovery of amortized cost basis	0	19
Decreases for previously recognized credit-related OTTI because there was an Intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(224)	(101)
Balance of credit-related OTTI at June 30	$14,200	$14,571

	Three months ended
(in thousands)	June 30, 2012	June 30, 2011
Balance of credit-related OTTI at April 1	$14,312	$14,617
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(112)	(46)
Balance of credit-related OTTI at June 30	$14,200	$14,571

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2012 is shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	45,911	47,098
Due after ten years	69,438	44,158
	115,349	91,256
Residential mortgage-backed agencies	84,715	86,084
Commercial mortgage-backed agencies	48,343	49,303
Collateralized mortgage obligations	643	601
	$249,050	$227,244
Held to Maturity:
Due after ten years	$4,040	$4,040

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2012.

The Corporation recognizes dividends on a cash basis. For the six months ended June 30, 2012, dividends of $73,867 were recognized in earnings. For the comparable period of 2011, dividends of $49,700 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2012 and December 31, 2011:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2012
Total loans	$318,073	$138,825	$66,626	$350,983	$33,402	$907,909
Individually evaluated for impairment	$14,772	$24,607	$4,038	$6,276	$42	$49,735
Collectively evaluated for impairment	$303,301	$114,218	$62,588	$344,707	$33,360	$858,174

December 31, 2011
Total loans	$336,234	$142,871	$78,697	$347,220	$33,672	$938,694
Individually evaluated for impairment	$16,942	$25,699	$13,048	$6,116	$21	$61,826
Collectively evaluated for impairment	$319,292	$117,172	$65,649	$341,104	$33,651	$876,868

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is then segregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied, nonfarm, and nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The acquisition and development (“A&D”) loan segment is segregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan. The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is segregated into two classes: (a) amortizing term loans, which are primarily first liens; and (b) home equity lines of credit, which are generally second liens. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2012 and December 31, 2011:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial real estate
Non owner-occupied	$117,251	$7,467	$24,261	$0	$148,979
All other CRE	120,870	10,611	37,613	0	169,094
Acquisition and development
1-4 family residential construction	10,226	1,550	5,075	0	16,851
All other A&D	79,160	924	41,890	0	121,974
Commercial and industrial	57,580	2,372	6,674	0	66,626
Residential mortgage
Residential mortgage - term	257,047	2,453	11,803	0	271,303
Residential mortgage – home equity	77,102	793	1,785	0	79,680
Consumer	33,070	29	303	0	33,402
Total	$752,306	$26,199	$129,404	$0	$907,909

December 31, 2011
Commercial real estate
Non owner-occupied	$119,574	$4,222	$32,212	$0	$156,008
All other CRE	123,713	18,307	38,206	0	180,226
Acquisition and development
1-4 family residential construction	11,512	0	5,572	0	17,084
All other A&D	81,268	935	43,584	0	125,787
Commercial and industrial	62,152	697	15,848	0	78,697
Residential mortgage
Residential mortgage - term	250,701	1,817	15,408	0	267,926
Residential mortgage – home equity	75,517	34	3,743	0	79,294
Consumer	33,147	34	491	0	33,672
Total	$757,584	$26,046	$155,064	$0	$938,694

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of June 30, 2012 and December 31, 2011:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non- Accrual	Total Loans
June 30, 2012
Commercial real estate
Non owner-occupied	$140,271	$2,069	$205	$0	$2,274	$6,434	$148,979
All other CRE	162,084	162	5,185	0	5,347	1,663	169,094
Acquisition and development
1-4 family residential construction	16,851	0	0	0	0	0	16,851
All other A&D	103,578	3,387	143	97	3,627	14,769	121,974
Commercial and industrial	66,065	160	91	0	251	310	66,626
Residential mortgage
Residential mortgage - term	261,793	878	3,958	1,553	6,389	3,121	271,303
Residential mortgage – home equity	78,378	524	100	0	624	678	79,680
Consumer	32,124	878	260	98	1,236	42	33,402
Total	$861,144	$8,058	$9,942	$1,748	$19,748	$27,017	$907,909
December 31, 2011
Commercial real estate
Non owner-occupied	$146,150	$359	$209	$0	$568	$9,290	$156,008
All other CRE	173,342	558	5,547	0	6,105	779	180,226
Acquisition and development
1-4 family residential construction	17,009	0	75	0	75	0	17,084
All other A&D	109,351	840	530	128	1,498	14,938	125,787
Commercial and industrial	69,119	182	32	0	214	9,364	78,697
Residential mortgage
Residential mortgage - term	249,719	10,106	3,753	1,386	15,245	2,962	267,926
Residential mortgage – home equity	77,486	476	375	123	974	834	79,294
Consumer	31,478	1,560	471	142	2,173	21	33,672
Total	$873,654	$14,081	$10,992	$1,779	$26,852	$38,188	$938,694

Non-accrual loans which have been subject to a partial charge-off totaled $11.5 million as of June 30, 2012, compared to $13.4 million as of December 31, 2011.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012 and December 31, 2011.

(In thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2012
Total ALL	$5,856	$6,209	$860	$3,457	$388	$16,770
Individually evaluated for impairment	$15	$1,582	$0	$19	$0	$1,616
Collectively evaluated for impairment	$5,841	$4,627	$860	$3,438	$388	$15,154

December 31, 2011
Total ALL	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Individually evaluated for impairment	$92	$2,718	$1,139	$2	$0	$3,951
Collectively evaluated for impairment	$6,126	$4,472	$1,051	$3,428	$452	$15,529

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012 and December 31, 2011:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2012
Commercial real estate
Non owner-occupied	$145	$15	$6,568	$6,713	$10,226
All other CRE	0	0	8,059	8,059	8,268
Acquisition and development
1-4 family residential construction	2,128	905	0	2,128	2,128
All other A&D	5,600	677	16,879	22,479	26,931
Commercial and industrial	0	0	4,038	4,038	4,127
Residential mortgage
Residential mortgage - term	291	19	5,058	5,349	5,545
Residential mortgage – home equity	0	0	927	927	977
Consumer	0	0	42	42	51
Total impaired loans	$8,164	$1,616	$41,571	$49,735	$58,253

December 31, 2011
Commercial real estate
Non owner-occupied	$448	$92	$9,129	$9,577	$14,765
All other CRE	0	0	7,365	7,365	7,390
Acquisition and development
1-4 family residential construction	2,489	859	0	2,489	2,577
All other A&D	7,850	1,859	15,360	23,210	27,712
Commercial and industrial	9,043	1,139	4,005	13,048	13,137
Residential mortgage
Residential mortgage - term	218	2	4,816	5,034	5,488
Residential mortgage – home equity	0	0	1,082	1,082	1,177
Consumer	0	0	21	21	33
Total impaired loans	$20,048	$3,951	$41,778	$61,826	$72,279

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

Activity in the ALL is presented for the six- and three-months ended June 30, 2012 and June 30, 2011:

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(2,280)	(670)	(9,141)	(665)	(347)	(13,103)
Recoveries	58	403	332	123	241	1,157
Provision	1,860	(714)	7,479	569	42	9,236
ALL balance at June 30, 2012	$5,856	$6,209	$860	$3,457	$388	$16,770

ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(4,530)	(721)	(248)	(802)	(476)	(6,777)
Recoveries	78	271	10	391	285	1,035
Provision	1,906	2,545	1,128	(86)	(888)	4,605
ALL balance at June 30, 2011	$6,112	$8,440	$2,235	$3,714	$500	$21,001

	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at April 1, 2012	$6,635	$5,879	$929	$3,377	$393	$17,213
Charge-offs	(1,119)	(424)	(50)	(382)	(174)	(2,149)
Recoveries	58	391	2	24	119	594
Provision	282	363	(21)	438	50	1,112
ALL balance at June 30, 2012	$5,856	$6,209	$860	$3,457	$388	$16,770

ALL balance at April 1, 2011	$7,948	$7,131	$2,071	$3,851	$408	$21,409
Charge-offs	(2,976)	(326)	(113)	(330)	(244)	(3,989)
Recoveries	1	72	8	108	131	320
Provision	1,139	1,563	269	85	205	3,261
ALL balance at June 30, 2011	$6,112	$8,440	$2,235	$3,714	$500	$21,001

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended June 30, 2012			Six months ended June 30, 2011
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$8,170	$12	$0	$14,366	$35	$61
All other CRE	8,110	134	0	6,048	130	50
Acquisition and development
1-4 family residential construction	2,351	46	0	3,064	53	0
All other A&D	22,909	207	0	26,922	290	81
Commercial and industrial	7,022	72	0	10,995	77	0
Residential mortgage
Residential mortgage - term	5,112	67	36	7,254	84	6
Residential mortgage – home equity	1,013	7	3	668	7	3
Consumer	47	0	0	73	0	0
Total	$54,734	$545	$39	$69,390	$676	$201

	Three months ended June 30, 2012			Three months ended June 30, 2011
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$7,467	$6	$0	$15,140	$16	$61
All other CRE	8,483	54	0	7,345	61	50
Acquisition and development
1-4 family residential construction	2,282	22	0	2,874	26	0
All other A&D	22,759	102	0	26,508	145	81
Commercial and industrial	4,009	38	0	13,927	39	0
Residential mortgage
Residential mortgage - term	5,151	32	21	6,215	41	6
Residential mortgage – home equity	979	3	0	741	3	3
Consumer	60	0	0	33	0	0
Total	$51,190	$257	$21	$72,783	$331	$201

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

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six months ended June 30, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	1	3,110	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	513	1	477	1	284
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	2	$3,623	1	$477	1	$284

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	1	3,110	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	1	477	1	284
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$3,110	1	$477	1	$284

During the six months ended June 30, 2012, there were four new TDRs, of which two were new residential mortgage for which there was no impact to the recorded investment. A $6,796 reduction of the ALL resulted from the movement of the loans being evaluated collectively for impairment to being evaluated individually for impairment. The remaining two new TDRs during the six months ended June 30, 2012 were impaired at the time of modification, resulting in no impact to the recorded investment or to the ALL as a result of the modifications. During the six- and three-month periods ended June 30, 2012, there were no receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the periods indicated.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2012 are discussed in the paragraphs that follow.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach. As of June 30, 2012, the U.S. Government agencies, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2012, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.6 million and a fair value of $9.3 million. The market for these securities at June 30, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2012, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between June 30, 2012 and December 31, 2011.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$9,339	Discounted Cash Flow	Discount Rate	Swap+19%; Range of Libor+ 9% to 20%
Cash Flow Hedge	$(955)	Discounted Cash Flow	Reuters Third Party Market Quote	99.90%
Non-recurring:
Impaired Loans	$18,023	Market Comparable Properties	Marketability Discount	10% to 30%	(1)

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at June 30, 2012 Using (In Thousands)
Description	Assets Measured at Fair Value 06/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,497		$25,497
Residential mortgage-backed agencies	$86,084		$86,084
Commercial mortgage-backed agencies	$49,303		$49,303
Collateralized mortgage obligations	$601		$601
Obligations of states and political subdivisions	$56,420		$56,420
Collateralized debt obligations	$9,339			$9,339
Financial Derivative	$(955)			$(955)
Non-recurring:
Impaired loans	$18,023			$18,023
Other real estate owned	$0			$0

		Fair Value Measurements at December 31, 2011 Using (In Thousands)
Description	Assets Measured at Fair Value 12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,580		$25,580
Residential mortgage-backed agencies	$95,691		$95,691
Commercial mortgage-backed agencies	$44,932		$44,932
Collateralized mortgage obligations	$557		$557
Obligations of states and political subdivisions	$68,816		$68,816
Collateralized debt obligations	$9,447			$9,447
Financial Derivative	$(1,034)			$(1,034)
Non-recurring:
Impaired loans	$30,320			$30,320
Other real estate owned	$3,449			$3,449

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the six months ended June 30, 2012 or June 30, 2011.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six-months ended June 30, 2012 and the year ended December 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2012	$9,447	$(1,034)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(108)	79
Ending balance June 30, 2012	$9,339	$(955)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2012	$9,954	$(988)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(615)	33
Ending balance June 30, 2012	$9,339	$(955)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0
Included in other comprehensive income	907	(84)
Ending balance June 30, 2011	$10,726	$(916)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2011	$10,662	$(663)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive income	64	(253)
Ending balance June 30, 2011	$10,726	$(916)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following tables present fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	June 30, 2012		Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$53,305	$53,305	$53,305
Interest bearing deposits in banks	13,634	13,634	13,634
Investment securities - AFS	227,244	227,244		$217,905	$9,339
Investment securities - HTM	4,040	4,040			4,040
Restricted Bank stock	9,679	9,679	9,679
Loans, net	891,139	888,695			888,695
Accrued interest receivable	4,502	4,502	4,502

Financial Liabilities:
Deposits – non-maturity	594,009	594,009	594,009
Deposits – time deposits	402,331	406,278		406,278
Short-term borrowed funds	28,902	28,902	28,902
Long-term borrowed funds	206,515	217,819		217,819
Accrued interest payable	4,379	4,379	4,379
Financial derivative	955	955	955
Off-balance-sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the table above are calculated based on the Corporation’s internal new volume rate.

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

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2011 and the three months ended March 31, 2012 and June 30, 2012:

(in thousands)	Investment securities– with OTTI	Investment securities- all other	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2010	$(10,825)	$(3,956)	$(496)	$(4,203)	$(341)	$(19,821)
Net gain/(loss) during period	253	1,323	(120)	(2,742)	145	(1,141)
Balance - December 31, 2011	(10,572)	(2,633)	(616)	(6,945)	(196)	(20,962)
Net gain/(loss) during period	196	(122)	27	0	0	101
Balance - March 31, 2012	(10,376)	(2,755)	(589)	(6,945)	(196)	(20,861)
Net gain/(loss) during period	(221)	346	20	0	0	145
Balance – June 30, 2012	$(10,597)	$(2,409)	$(569)	$(6,945)	$(196)	$(20,716)

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.22% at June 30, 2012), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.22% at June 30, 2012) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.32% at June 30, 2012). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “FRBR”), First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011. As of June 30, 2012, this deferral election remained in effect. Cumulative deferred interest on all TPS Debentures was approximately $3.3 million, which must be paid in full when First United Corporation terminates the deferral of interest payments. Management cannot predict when the deferral will be terminated. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the FRBR, the board of directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the board of directors declares the next quarterly cash dividend. Cumulative deferred dividends on the Series A Preferred Stock was approximately $2.7 million as of June 30, 2012. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the board of directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Securities sold under agreements to repurchase:
Outstanding at end of period	$28,902	$36,868
Weighted average interest rate at end of period	0.68%	0.64%
Maximum amount outstanding as of any month end	$36,627	$51,403
Average amount outstanding	$35,347	$41,728
Approximate weighted average rate during the period	0.55%	0.56%

At June 30, 2012, the repurchase agreements were secured by $39.4 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

(In thousands)	June 30, 2012	December 31, 2011
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 4.55% at June 30, 2012	$159,785	$160,314
Junior subordinated debt, bearing variable interest rates ranging from 2.32% to 3.22% at June 30, 2012	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at June 30, 2012	10,801	10,801
Total long-term debt	$206,515	$207,044

At June 30, 2012, the long-term FHLB advances were secured by $148.7 million in loans and $20.3 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2012			December 31, 2011
	Fixed Rate	Floating Rate	Total	Total
Due in 2012	$23,750	$0	$23,750	$44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Thereafter	116,836	30,929	147,765	127,794
Total long-term debt	$170,586	$35,929	$206,515	$207,044

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the six months ended June 30,		For the three months ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$0	$0	$0	$0
Interest cost	691	660	340	330
Expected return on assets	(1,107)	(1,120)	(554)	(560)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized net actuarial loss	190	200	90	100
Amortization of prior service cost	6	4	3	2
Net pension credit included in employee benefits	$(240)	$(276)	$(131)	$(138)

SERP	For the six months ended June 30,		For the three months ended June 30,
(In thousands)	2012	2011	2012	2011
Service cost	$60	$80	$30	$40
Interest cost	126	114	63	57
Amortization of recognized loss	6	0	3	0
Amortization of prior service cost	62	63	31	31
Net pension expense included in employee benefits	$254	$257	$127	$128

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”. The effects of the amendment were to prohibit new entrants into the plan and to cease crediting additional years of service after that date.

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at June 30, 2012.

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

Stock-based awards were made to non-employee directors in May 2012 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 16,526 fully-vested shares of common stock were issued to directors in 2012, which had a fair market value of $5.14 per share. Director stock compensation expense was $31,217 for the six months ended June 30, 2012 and $52,300 for the six months ended June 30, 2011.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.7 million of outstanding standby letters of credit at June 30, 2012 and $1.5 million at December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2012 and December 31, 2011 is material.

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

In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2012 swap contracts totaling $15.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012. The fair value of the interest rate swap contracts was ($955) thousand at June 30, 2012 and ($1.0) million at December 31, 2011 and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of June 30, 2012.

For the six months ended June 30, 2012, the Corporation recorded an increase in the value of the derivatives of $79 thousand and the related deferred tax benefit of $32 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ending June 30, 2012. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2012.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three-months ended June 30, 2012 and 2011.

Derivative in Cash Flow Hedging Relationships (In thousands)	Amount of gain or (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2012	$79	$0	$0
June 30, 2011	$(84)	0	0
Three months ended:
June 30, 2012	$33	0	0
June 30, 2011	$(253)	$0	$0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities (VIE)

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At June 30, 2012, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”); a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $10.2 million at June 30, 2012 and $10.9 million at December 31, 2011.

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

At June 30, 2012 and December 31, 2011, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. As of June 30, 2012, the Corporation’s commitment in the Partnership is fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,736	$5,980
Maximum exposure to loss	5,736	5,980

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance provider. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 28 offices and 29 automated teller machines.

At June 30, 2012, the Corporation had total assets of approximately $1.35 billion, net loans of $891.1 million, and deposits of approximately $996.3 million. Shareholders’ equity at June 30, 2012 was approximately $95.1 million.

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

A valuation allowance is recognized to reduce any deferred tax assets when, based upon available information, management concludes that it is more-likely-than-not that all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to ALL and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined no valuation allowances were needed at June 30, 2012 except for a state valuation allowance for certain state deferred tax assets associated with our Parent Company.

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

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 8 to the consolidated financial statements presented elsewhere in this report.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 12 to the consolidated financial statements presented elsewhere in this report.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2011.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2012 and 2011 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the six months ended June 30,
	2012	2011
Per Share Data
Basic net (loss)/income per common share	$(.30)	$.21
Diluted net (loss)/income per common share	$(.30)	$.21
Book Value	$10.54	$11.04

Significant Ratios
Return on Average Assets (a)	(.15)%	.28%
Return on Average Equity (a)	(2.12)%	4.34%
Average Equity to Average Assets	7.01%	6.37%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net loss attributable to common shareholders was $1.9 million for the first six months of 2012, compared to net income available to common shareholders of $1.3 million for the same period of 2011. Basic and diluted net loss per common share for the first six months of 2012 was $.30, compared to net income per common share of $.21 for the same period of 2011. The change in earnings, from net income for the first six months of 2011 to a net loss for the first six months of 2012, resulted primarily from increased provision for loan losses of $4.6 million. The increase in provision expense was partially offset by an increase in other operating income due to a one-time, tax free death benefit of approximately $.7 million received under a policy of bank owned life insurance and net gains of $1.4 million in the first six months of 2012, compared to $.6 million of net gains for the same time period of 2011. Net gains for the first six months of 2012 were driven by net gains realized on sales of investment securities of $.6 million and $.7 million in gains on the sale of other real estate owned (“OREO”). Net interest income increased slightly during the first half of 2012 when compared to the same time period of 2011. The net interest margin for the first six months of 2012, on a fully tax equivalent (“FTE”) basis, increased to 3.33% from 2.85% for the first six months of 2011. The net interest margin for the year ended December 31, 2011, on an FTE basis, was 2.96%. Although we anticipate a continued flat rate environment during 2012, we also anticipate that the margin will continue to improve.

The provision for loan losses increased to $9.2 million for the six months ended June 30, 2012, compared to $4.6 million for the same period of 2011. The higher provision expense was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania. In addition to this charge-off, we charged off $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania and $.9 million on a motel located in Salisbury, Maryland. Other than these specific charge-offs, there has been a leveling in the credit quality of our loan portfolio. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $4.2 million due primarily to a planned decrease of $171.5 million in average interest-bearing deposits and a $25.1 million decrease in average debt outstanding. The decline in expense was also due to the continued low interest rate environment. The Bank’s treasury team continues to monitor rates on our deposits and increases special pricing only for full relationship customers.

Other operating income increased $.3 million during the first six months of 2012 when compared to the same period of 2011. This increase was primarily attributable to net gains realized on sales of investment securities of $.6 million, net gains on sales of OREO of $.7 million, and the $.7 million one-time, tax free death benefit that accrued in March 2012. The gains were offset by the decline in insurance commissions, as a result of the sale of the Corporation’s insurance agency subsidiary, First United Insurance Group, LLC, effective January 1, 2012.

Operating expenses decreased $1.1 million in the first six months of 2012 when compared to the same period of 2011. This decrease was due primarily to a $.4 million decline in FDIC premiums attributable to the repayment of brokered deposits. Other miscellaneous expenses declined by $.2 million primarily due reductions in expenses such as marketing, legal and professional, consulting and postage during the first half of 2012 compared to the first half of 2011.

Consolidated net income available to common shareholders was $1.2 million or $.20 per common share, for the second quarter of 2012, compared to net income available to common shareholders of $.7 million or $.12 per common share, for the same period of 2011. The net interest margin for the second quarter of 2012, on a fully tax equivalent (“FTE”) basis, was 3.34% compared to 2.95% for the same period of 2011.

Other operating income decreased $1.2 million during the second quarter of 2012 when compared to the same period of 2011. This decrease was primarily attributable to the decline in insurance commission due to the sale of the insurance agency effective January 1, 2012 and a decline of $.5 million in net gains.

Operating expenses increased $.1 million in the second quarter of 2012 when compared to the same period of 2011. This increase was due to increases in other expenses such as marketing, accounting and postage during the second quarter of 2012 compared to the second quarter of 2011.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets. FTE income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012			2011
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$922,665	$23,983	5.23%	$978,836	$27,188	5.60%
Investment securities	235,917	3,738	3.19	240,132	4,182	3.51
Other interest earning assets	73,664	134	.37	189,674	239	.25
Total earning assets	$1,232,246	27,855	4.55%	$1,408,642	31,609	4.52%

Interest-bearing liabilities
Interest-bearing deposits	$880,727	3,558	.81%	$1,052,249	6,903	1.32%
Short-term borrowings	35,408	97	.55	40,259	127	.64
Long-term borrowings	206,790	3,833	3.73	227,060	4,701	4.18
Total interest-bearing liabilities	$1,122,925	7,488	1.34%	$1,319,568	11,731	1.79%

Net interest income and spread		$20,368	3.21%		$19,877	2.73%
Net interest margin			3.33%			2.85%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis increased $.5 million during the first six months of 2012 over the same period in 2011 due to a $4.2 million (36.2%) decrease in interest expense, which was partially offset by a $3.8 million (11.9%) decrease in interest income. The increase in net interest income was primarily due to the reduction in the average balances of interest-bearing deposits and average debt outstanding as well as the reduction in the average rate paid on interest-bearing liabilities. The slightly lower yield on both loans and investment securities, as funds were reinvested, contributed to the decline in interest income when comparing the two periods. The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 48 basis points, as it increased to 3.33% for the six months ended June 30, 2012 from 2.85% for the same period of 2011. The net interest margin was 2.96% for the year ended December 31, 2011.

The overall $176.4 million decrease in average interest-earning assets, driven by the $56.2 million reduction in loans and the $116.0 million reduction in other interest earning assets, primarily cash, positively impacted the average yield on our average earning assets. The 3 basis point increase in yield was driven by the reinvestment of cash into higher loan and investment rates versus the investment into fed funds.

Interest expense decreased during the first six months of 2012 when compared to the same period of 2011 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy implemented during 2011 and continuing into 2012, our decision to only increase special rates on time deposits for full relationship customers, the reduction in the average balance of total interest-bearing liabilities and the shorter duration of the portfolio. The average balance of interest-bearing liabilities decreased by $196.6 million as management implemented a strategy to right-size the balance sheet by using cash to repay brokered deposits and wholesale long-term borrowings during 2011. The overall effect was a 45 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.79% for the six months ended June 30, 2011 to 1.34% for the same period of 2012.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012			2011
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$910,389	$11,919	5.27%	$955,103	$13,262	5.57%
Investment securities	233,939	1,779	3.06	242,533	2,151	3.56
Other interest earning assets	77,540	76	.39	151,318	91	.24
Total earning assets	$1,221,868	13,774	4.53%	$1,348,954	15,504	4.61%

Interest-bearing liabilities
Interest-bearing deposits	$866,885	1,665	.77%	$995,149	3,232	1.30%
Short-term borrowings	35,519	51	.58	39,848	66	.66
Long-term borrowings	206,657	1,887	3.67	218,988	2,275	4.17
Total interest-bearing liabilities	$1,109,061	3,603	1.31%	$1,253,985	5,573	1.78%

Net interest income and spread		$10,171	3.22%		$9,931	2.83%
Net interest margin			3.34%			2.95%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on an FTE basis increased $.2 million during the second quarter of 2012 over the same period in 2011 due to a $2.0 million (35.3%) decrease in interest expense, which was partially offset by a $1.8 million (11.2%) decrease in interest income. The increase in net interest income was primarily due to the reduction in the average balances of interest-bearing deposits and average debt outstanding as well as the reduction in the average rate paid on interest-bearing liabilities. The slightly lower yield on both loans and investment securities, as funds were reinvested, contributed to the decline in interest income when comparing the two periods. The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 39 basis points, as it increased to 3.34% for the three months ended June 30, 2012 from 2.95% for the same period of 2011.

Provision for Loan Losses

The provision for loan losses was $9.2 million for the first six months of 2012, compared to $4.6 million for the same period of 2011.  The higher provision expense was primarily due to the aforementioned $9.0 million charge-off of the shared national credit for an ethanol plant (included in Commercial and industrial (“C&I”) loans) during the first quarter of 2012. Absent this charge-off, we experienced a continued stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.4 million during the first six months of 2012 when compared to the same period of 2011. Service charge income and debit card income both remained stable when comparing the first half of 2012 and 2011. Bank owned life insurance income increased due to the $.7 million one-time, tax free death benefit that accrued in March 2012. Insurance commissions decreased $1.3 million due to the sale of First United Insurance Group, LLC effective January 1, 2012. The sale did not have a material impact on our financial condition or results of operations. We also realized increases of approximately $.2 million in other income primarily due to increased rental income on other real estate owned. Trust department income also increased $.1 million when comparing the first six months of 2012 to the first quarter of 2011. Trust assets under management were $612 million at June 30, 2012 and June 30, 2011.

Net gains of $1.4 million were reported through other income in the first six months of 2012, compared to net gains of $.6 million during the same period of 2011. The increase in the net gains in the first six months of 2012 was a result of $.6 million in net gains realized on the sale of investment securities and $.7 million in net gains realized on the sales of other real estate owned. There were no non-cash OTTI charges on the investment portfolio for the first six months of 2012, compared to $19,000 in OTTI charges during the first half of 2011. The reduction in OTTI charges throughout 2011 and the first half of 2012 resulted from improvements in the financial industry, as the collateralized debt obligation portfolio is made up primarily of securities issued by financial institutions.

Other operating income, exclusive of gains, decreased $.7 million during the second quarter of 2012 when compared to the same period of 2011. Service charge income and debit card income both remained stable when comparing the second quarter of 2012 and 2011. Insurance commissions decreased $.7 million due to the sale of the Insurance Agency on January 1, 2012.

Net gains of $36,000 were reported through other income in the second quarter of 2012, compared to net gains of $.6 million during the same period of 2011. The decrease in the net gains in the second quarter of 2012 was a result of no gains on the sale of investment securities, gains of $59,000 on the sale of other real estate owned and $39,000 on the sale of consumer loans, offset by a $62,000 net realized loss on the disposal of fixed assets compared to a $.1 million in net gains realized on the sale of investment securities and $1.4 million in net gains realized from the sale of the indirect loan portfolio, offset by $.9 million in net losses realized on the sales and write-downs of other real estate owned in the second quarter of 2011. There were no non-cash OTTI charges on the investment portfolio for the second quarter of 2012 or 2011.

The following table shows the major components of other operating income for the three- and six- months ended June 30, 2012 and 2011, exclusive of net gains/(losses):

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
Service charges	24%	24%	27%	25%
Trust department	31%	28%	37%	28%
Insurance commissions	0%	17%	0%	17%
Debit card Income	14%	15%	17%	13%
Bank owned life insurance	18%	7%	9%	7%
Other income	13%	9%	10%	10%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses decreased $1.1 million (5%) for the first six months of 2012 when compared to the first six months of 2011. The decrease was due to a decline of $.2 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation throughout 2011 and the sale of the insurance company. A decline of $.4 million in FDIC premiums attributable to the repayment of brokered deposits also impacted the reduced expenses. Other miscellaneous expenses such as legal and professional, marketing, consulting and postage were also reduced when comparing the first six months of 2012 to the same time period of 2011.

Other operating expenses increased $.1 million for the second quarter of 2012 when compared to the same period of 2011. The increase was due to an additional $.1 million in data processing expense combined with increases in other expenses such as marketing, accounting and postage.

The composition of other operating expenses for the six- and three-months ended June 30, 2012 and 2011 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
Salaries and employee benefits	50%	48%	49%	50%
FDIC premiums	5%	7%	5%	5%
Occupancy, equipment and data processing	21%	21%	21%	21%
Other	24%	24%	25%	24%
	100%	100%	100%	100%

Applicable Income Taxes

In reporting interim financial information, income tax provisions should be determined under the procedures set forth in ASC Topic 740, Income Taxes (Section 740-270-30). This guidance provides that at the end of each interim period, an entity should make its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined should be used in providing for income taxes on a current year-to-date basis. The effective tax rate should reflect anticipated investment tax credits, capital gains rates, and other available tax planning alternatives. In arriving at this effective tax rate, however, no effect should be included for the tax related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect in reports for the interim period or for the fiscal year.

Based on the guidance in ASC Topic 740, an OTTI charge meets the definition of a “significant, unusual or extraordinary item that will be separately reported” based on the following:

•	The impairment charge related to credit loss is significant and is a highly unusual event for investments, which were investment grade at the time of purchase and have become impaired as a result of the severe decline in the economy and an illiquid credit market; and
•	The OTTI is reported as a separate line in the Consolidated Statements of Operations.

The effective tax rate for the first six months of 2012 was 20.4%, compared to an effective tax benefit rate of 27.5% for the first six months of 2011.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.35 billion at June 30, 2012, a decrease of $42.4 million since December 31, 2011. During this time period, cash and interest-bearing deposits in other banks increased $1.8 million, the investment portfolio decreased $13.7 million, and gross loans decreased $30.8 million. Total liabilities decreased by approximately $40.9 million during the first six months of 2012, reflecting a decrease in total deposits of $31.4 million, a $8.0 million decrease in short-term borrowings, due to increased usage of funds in the cash management product, and a $.5 million decrease in long-term borrowings, due to principal amortization on our FHLB advances. Accrued interest payable and other liabilities decreased $.9 million. Shareholders’ equity decreased $1.6 million from December 31, 2011 to June 30, 2012 as a result of the net loss recognized during the first six months of 2012.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	June 30, 2012		December 31, 2011
Commercial real estate	$318,073	35%	$336,234	36%
Acquisition and development	138,825	15	142,871	15
Commercial and industrial	66,626	7	78,697	8
Residential mortgage	350,983	39	347,220	37
Consumer	33,402	4	33,672	4
Total Loans	$907,909	100%	$938,694	100%

Comparing loans at June 30, 2012 to loans at December 31, 2011, outstanding loans decreased by $30.8 million (3.3%). Commercial real estate (“CRE”) loans decreased $18.2 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $4.0 million. Commercial and Industrial (“C&I”) loans decreased $12.1 million primarily as a result of the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant. Residential mortgages increased by $3.8 million. The increase in the residential mortgage portfolio was attributable to a purchase of a pool of loans of approximately $6 million that were being serviced by the Bank during the second quarter offset by regularly scheduled principal payments on existing loans and management’s continued use of the secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio remained constant with a slight decrease of $.3 million due primarily to repayment activity in the indirect auto portfolio slightly offsetting new production. At June 30, 2012, approximately 62% of the commercial loan portfolio was collateralized by real estate, compared to approximately 64% at December 31. 2011.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	June 30, 2012	% of Applicable Portfolio	December 31, 2011	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$8,097	2.5%	$10,069	3.0%
Acquisition and development	14,769	10.6%	14,938	10.5%
Commercial and industrial	310	.47%	9,364	11.9%
Residential mortgage	3,799	1.1%	3,796	1.1%
Consumer	42	.13%	21	.06%
Total non-accrual loans	$27,017	2.98%	$38,188	4.1%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	97		128
Commercial and industrial	0		0
Residential mortgage	1,553		1,509
Consumer	98		142
Total loans past due 90 days or more	$1,748		$1,779

Total non-accrual and loans past due 90 days or more	$28,765		$39,967

Restructured Loans (TDRs):
Performing	$10,661		$10,657
Non-accrual (included above)	7,496		7,385
Total TDRs	$18,157		$18,042

Other Real Estate Owned	$19,828		$16,676

Impaired loans without a valuation allowance	$41,571		$41,778
Impaired loans with a valuation allowance	8,164		20,048
Total impaired loans	$49,735		61,826
Valuation allowance related to impaired loans	$1,616		3,951

Other Real Estate Owned

The following table presents the components of OREO as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Commercial real estate	$5,902	$2,913
Acquisition and development	11,302	12,602
Residential mortgage	2,624	1,161
Total OREO	$19,828	$16,676

The following table presents the components of OREO expenses, net for the three- and six- months ended June 30, 2012 and 2011:

	For the six months ended June 30,		For the three months ended June 30,
(in thousands)	2012	2011	2012	2011
(Gains)/losses on real estate, net	$(682)	$44	$(59)	$37
Fair value write-down	0	952	0	889
Expenses, net	415	269	273	68
Rental income	(126)	(10)	(57)	(5)
Total OREO (income)/expenses, net	$(393)	$1,255	$157	$989

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $22.7 million at June 30, 2012 and $23.6 million at December 31, 2011. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $.9 million during the six months ended June 30, 2012, due to net principal repayments received in the year-to-date period. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$279	2	$287
All other CRE	1	3,110	1	3,162
Acquisition and development
1-4 family residential construction	1	2,128	1	2,489
All other A&D	4	2,362	4	2,645
Commercial and industrial	1	744	1	693
Residential mortgage
Residential mortgage – term	4	2,038	5	1,381
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	13	$10,661	14	$10,657

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	6	6,546	7	6,719
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	502	1	218
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	9	7,496	9	7,385
Total TDRs	22	$18,157	23	$18,042

The level of TDRs increased $.1 million during the six months ended June 30, 2012, reflecting the addition of two loans totaling $1.0 million to performing TDRs and one loan totaling $.3 million to non-accrual TDRs, as well as the re-modification of a loan already in performing TDRs. Principal payments of $.7 million were received on performing TDRs and a $.2 million non-performing TDR paid off during the year-to-date period. Three loans totaling $.3 million that had been modified prior to 2011 at market rates were removed from performing TDRs during 2012 because the borrowers had made at least six consecutive payments and were current at the time of reclassification.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(in thousands)	2012	2011
Balance, January 1	$19,480	$22,138
Charge-offs:
Commercial real estate	(2,280)	(4,530)
Acquisition and development	(670)	(721)
Commercial and industrial	(9,141)	(248)
Residential mortgage	(665)	(802)
Consumer	(347)	(476)
Total charge-offs	(13,103)	(6,777)
Recoveries:
Commercial real estate	58	78
Acquisition and development	403	271
Commercial and industrial	332	10
Residential mortgage	123	391
Consumer	241	285
Total recoveries	1,157	1,035
Net credit losses	(11,946)	(5,742)
Provision for loan losses	9,236	4,605
Balance at end of period	$16,770	$21,001

Allowance for loan losses to loans outstanding (as %)	1.85%	2.24%
Net charge-offs to average loans outstanding during the period, annualized (as %)	2.59%	1.17%

The ALL decreased to $16.8 million at June 30, 2012, compared to $19.5 million at December 31, 2011 and $21.0 million at June 30, 2011. The provision for loan losses for the first six months of 2012 increased to $9.2 million from $4.6 million for the same period in 2011. Net charge-offs rose to $11.9 million for the six months ended June 30, 2012, compared to $5.7 million for the six months ended June 30, 2011. Included in the net charge-offs for the six months ended June 30, 2012 was the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant, a $1.1 million charge-off for a participation loan and $.9 million for a non owner-occupied commercial real estate loan. The increased provision expense was primarily due to these three large charge-offs. The ratio of the ALL to loans outstanding as of June 30, 2012 was 1.85%, which was lower than the 2.24% for the same period last year due to charging off specific allocations as necessitated by changing circumstances and due to lower loan balances.

The ratio of net charge-offs to average loans for the six months ended June 30, 2012 was an annualized 2.59%, compared to an annualized 1.17% for the same period in 2011 and 1.24% for the year ended December 31, 2011. Relative to December 31, 2011, all segments of loans, with the exception of C&I loans, showed improvement. The annualized net charge-off ratio for CRE loans as of June 30, 2012 was 1.36%, compared to 2.02% as of December 31, 2011. The annualized net charge-off ratio for A&D loans as of June 30, 2012 was .38%, compared to 1.91% as of December 31, 2011. The ratios for C&I loans were 24.25% and .99% for June 30, 2012 and December 31, 2011, respectively, as a result of annualizing the $9.0 million full charge-off described above. The residential mortgage ratios were .31% and .32% for June 30, 2012 and December 31, 2011, respectively, and the consumer loan ratios were .63% and 1.17%, for June 30, 2012 and December 31, 2011, respectively.

Accruing loans past due 30 days or more declined to 2.18% of the loan portfolio at June 30, 2012, compared to 2.86% at December 31, 2011. The decrease in the first six months is primarily due to a decrease of $9.2 million in the residential mortgage – term loans offset by increases in non owner-occupied and other A&D. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the six-month periods ending June 30, 2012 and June 30, 2011, total non-accrual loan balances have declined. Non-accrual loans totaled $27.0 million as of June 30, 2012, compared to $38.2 million as of December 31, 2011 and $40.1 million as of June 30, 2011. Non-accrual loans which have been subject to a partial charge-off totaled $11.5 million as of June 30, 2012, compared to $13.4 million as of December 31, 2011.

Management believes that the ALL at June 30, 2012 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2012, the total amortized cost basis of the available-for-sale investment portfolio was $249.1 million, compared to a fair value of $227.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio available-for-sale at amortized cost and fair values at the dates indicated:

	June 30, 2012			December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value (FV)	FV as % of Total	Amortized Cost	Fair Value (FV)	FV as % of Total
Securities Available-for-Sale:
U.S. government agencies	$25,515	$25,497	11%	$25,490	$25,580	11%
Residential mortgage-backed agencies	84,715	86,084	38%	94,332	95,691	39%
Commercial mortgage-backed agencies	48,343	49,303	22%	44,850	44,932	18%
Collateralized mortgage obligations	643	601	0%	680	557	0%
Obligations of states and political subdivisions	53,253	56,420	25%	65,424	68,816	28%
Collateralized debt obligations	36,581	9,339	4%	36,385	9,447	4%
Total Investment Securities	$249,050	$227,244	100%	$267,161	$245,023	100%
Securities Held to Maturity:
Obligations of state and political subdivisions	$4,040	$4,040	100%	$0	$0	0%

Total investment securities available-for-sale decreased $17.8 million since December 31, 2011. At June 30, 2012, the securities classified as available-for-sale included a net unrealized loss of $21.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. Two tax increment fund bonds were moved to held to maturity during the first quarter reflecting management’s intent to hold the securities until the earlier of their full repayment or maturity.

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

Approximately $217.9 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $5.4 million at June 30, 2012. The remaining $9.3 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $27.2 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.8 million represent non-credit related OTTI charges on 13 of the securities, while $9.5 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2012.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealised Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	705	472	(233)	C	303,112	26.06%	121,000	(36,603)	-30.25%	14 / 20
Preferred Term Security XI*	B-1	1,367	366	(1,001)	C	635,775	29.14%	388,465	(122,835)	-31.62%	42 / 63
Preferred Term Security XVI*	C	208	112	(96)	C	606,040	45.13%	300,385	(192,442)	-64.07%	33 / 56
Preferred Term Security XVIII	C	3,028	693	(2,335)	C	676,585	28.69%	465,502	(108,830)	-23.38%	49 / 75
Preferred Term Security XVIII*	C	2,097	462	(1,635)	C	676,585	28.69%	465,502	(108,830)	-23.38%	49 / 75
Preferred Term Security XIX*	C	3.035	371	(2,664)	C	700,535	25.57%	470,831	(146,440)	-31.10%	47 / 68
Preferred Term Security XIX*	C	1,314	159	(1,155)	C	700,535	25.57%	470,831	(146,440)	-31.10%	47 / 68
Preferred Term Security XIX*	C	1,315	159	(1,156)	C	700,535	25.57%	470,831	(146,440)	-31.10%	47 / 68
Preferred Term Security XIX*	C	2,205	265	(1,940)	C	700,535	25.57%	470,831	(146,440)	-31.10%	47 / 68
Preferred Term Security XXII*	C-1	1,574	350	(1,224)	C	1,386,600	27.98%	893,600	(190,023)	-21.26%	60 / 92
Preferred Term Security XXII*	C-1	3,935	876	(3,059)	C	1,386,600	27.98%	893,600	(190,023)	-21.26%	60 / 92
Preferred Term Security XXIII*	C-1	2,065	569	(1,496)	C	1,467,000	22.05%	953,500	(108,720)	-11.40%	89 / 115
Preferred Term Security XXIII*	D-1	2,120	525	(1,595)	C	1,467,000	22.05%	953,500	(219,825)	-23.05%	89 / 115
Preferred Term Security XXIII*	D-1	707	175	(532)	C	1,467,000	22.05%	953,500	(219,825)	-23.05%	89 / 115
Preferred Term Security XXIV*	C-1	906	126	(780)	C	1,050,600	32.96%	661,936	(217,331)	-32.83%	57 / 87
Preferred Term Security I-P-I	B-2	2,000	867	(1,133)	CCC-	351,000	9.26%	156,000	5,826	3.73%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,047	(1,953)	CCC-	325,000	11.08%	234,325	15,508	6.62%	25 / 28
Preferred Term Security I-P-IV	B-1	5,000	1,745	(3,255)	CCC-	325,000	11.08%	234,325	15,508	6.62%	25 / 28

Total Level 3 Securities Available for Sale		36,581	9,339	(27,242)

  * Security has bean deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

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

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of ASC Topic 320 (Section 320-10-35), management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of June 30, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2012, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2011 and June 30, 2012.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first half of 2012.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of June 30, 2012, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	June 30, 2012		December 31, 2011
Non-interest bearing demand deposits	$157,324	16%	$149,888	15%
Interest-bearing deposits:
Demand	129,980	13	101,492	10
Money Market:
Retail	197,645	20	219,488	21
Brokered	0	0	0	0
Savings deposits	109,060	11	102,561	10
Time deposits less than $100,000	200,643	20	216,324	21
Time deposits $100,000 or more:
Retail	170,101	17	185,045	18
Brokered/CDARS	31,587	3	52,986	5
Total Deposits	$996,340	100%	$1,027,784	100%

Total deposits decreased $31.4 million during the first six months of 2012 when compared to deposits at December 31, 2011. Non-interest bearing deposits increased $7.4 million. Traditional savings accounts increased $6.5 million due to continued growth in our Prime Saver product. Total demand deposits increased $28.5 million and total money market accounts decreased $21.8 million due primarily to a shift of our investment sweep accounts to an in-house demand product. Time deposits less than $100,000 declined $15.7 million and time deposits greater than $100,000 decreased $36.3 million. The decrease in time deposits greater than $100,000 was a result of our strategy to reduce higher cost funding to municipalities and single service certificate of deposit customers. Our internal treasury team continues to promote the strategy of increasing our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

(In thousands)	June 30, 2012	December 31, 2011
Securities sold under agreements to repurchase	$28,902	$36,868
Total short-term borrowings	$28,902	$36,868

FHLB advances	$159,785	$160,314
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$206,515	$207,044

Total short-term borrowings decreased by approximately $8.0 million during the first six months of 2012 due to declines in treasury management customer deposits. Long-term borrowings decreased by $.5 million during the first six months of 2012 due to the scheduled monthly amortization of long-term advances.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (FTN Financial, M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.

3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

During 2011 and throughout the first six months of 2012, management implemented a strategic plan to utilize excess liquidity to repay brokered deposits, non-relationship certificates of deposit and wholesale FHLB advances at their stated maturities. Reduction in these liabilities, deemed to be volatile funding by regulatory definition, has not had an impact on our levels of liquidity.

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

Throughout 2011, we continued to shift our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipate a rising rate environment in the future. As of June 30, 2012, we were asset sensitive.

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

The following table presents our capital ratios:

	June 30, 2012	December 31, 2011	Required for Capital Adequacy Purposes	Required To Be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	13.40%	13.05%	8.00%	10.00%
First United Bank & Trust	13.67%	13.38%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.68%	11.30%	4.00%	6.00%
First United Bank & Trust	12.40%	12.11%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	9.84%	9.10%	4.00%	5.00%
First United Bank & Trust	10.44%	9.75%	4.00%	5.00%

As of June 30, 2012, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at June 30, 2012 compared to December 31, 2011 despite the net loss recognized for the six months. The increase was due to the reduction in the goodwill associated with the sale of the assets for First United Insurance Group and a change in composition of risk based assets.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Federal Reserve Bank of Richmond (the “FRBR”), First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Dividends of $.4 million per dividend period continue to accrue, aggregating $2.7 million at June 30, 2012. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume the declaration of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the FRBR, First United Corporation elected to defer quarterly interest payments under the junior subordinated debentures issued to the Trusts (the “TPS Debentures”) beginning with the payment that was due in March 2011. As of June 30, 2012, this deferral election remained in effect and cumulative deferred interest was approximately $3.3 million, which must be paid in full when First United Corporation terminates the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $81.6 million and $1.7 million, respectively, at June 30, 2012, compared to $86.0 million and $1.5 million, respectively, at December 31, 2011. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2012 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first six months of 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: August 13, 2012	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date August 13, 2012	/s/ Carissa L. Rodeheaver
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

