Form 10-Q
period 2012-09-30
FIRST UNITED CORP/MD/
filed 2012-11-13
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,199,283 shares of common stock, par value $.01 per share, as of October 31, 2012.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statements of Financial Condition

(In thousands, except per share and percentage data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$78,559	$52,049
Interest bearing deposits in banks	9,929	13,058
Cash and cash equivalents	88,488	65,107
Investment securities – available-for-sale (at fair value)	235,331	245,023
Investment securities – held to maturity (at cost)	4,040	0
Restricted investment in bank stock, at cost	9,055	10,726
Loans	889,990	938,694
Allowance for loan losses	(16,349)	(19,480)
Net loans	873,641	919,214
Premises and equipment, net	29,672	30,826
Goodwill and other intangible assets, net	11,004	14,432
Bank owned life insurance	31,149	31,435
Deferred tax assets	29,338	28,711
Other real estate owned	20,631	16,676
Accrued interest receivable and other assets	27,048	28,715
Total Assets	$1,359,397	$1,390,865

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$169,371	$149,888
Interest bearing deposits	834,022	877,896
Total deposits	1,003,393	1,027,784

Short-term borrowings	52,367	36,868
Long-term borrowings	182,750	207,044
Accrued interest payable and other liabilities	22,408	22,513
Total Liabilities	1,260,918	1,294,209

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2012 and December 31, 2011 (discount of $91 and $140, respectively)	29,909	29,860
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,199 shares at September 30, 2012 and 6,183 shares at December 31, 2011	62	62
Surplus	21,552	21,500
Retained earnings	66,794	66,196
Accumulated other comprehensive loss	(19,838)	(20,962)
Total Shareholders’ Equity	98,479	96,656
Total Liabilities and Shareholders’ Equity	$1,359,397	$1,390,865

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Interest income
Interest and fees on loans	$35,504	$39,801
Interest on investment securities
Taxable	3,150	2,922
Exempt from federal income tax	1,527	2,182
Total investment income	4,677	5,104
Other	207	327
Total interest income	40,388	45,232
Interest expense
Interest on deposits	5,085	9,724
Interest on short-term borrowings	115	177
Interest on long-term borrowings	5,628	6,888
Total interest expense	10,828	16,789
Net interest income	29,560	28,443
Provision for loan losses	9,276	5,939
Net interest income after provision for loan losses	20,284	22,504
Other operating income
Changes in fair value on impaired securities	346	204
Portion of gain recognized in other comprehensive income (before taxes)	(346)	(223)
Net securities impairment losses recognized in operations	0	(19)
Net gains/(losses) – other	1,062	(125)
Total net gains/(losses)	1,062	(144)
Service charges	2,646	2,728
Trust department	3,408	3,237
Insurance commissions	9	1,936
Debit card income	1,511	1,598
Bank owned life insurance	1,520	769
Other	1,432	930
Total other income	10,526	11,198
Total other operating income	11,588	11,054
Other operating expenses
Salaries and employee benefits	14,784	15,185
FDIC premiums	1,482	1,818
Equipment	1,986	2,310
Occupancy	2,055	2,138
Data processing	2,156	2,042
Other	7,422	7,661
Total other operating expenses	29,885	31,154
Income before income tax expense	1,987	2,404
Applicable income tax expense/(benefit)	128	(372)
Net Income	1,859	2,776
Accumulated preferred stock dividends and discount accretion	(1,261)	(1,198)
Net Income Available to Common Shareholders	$598	$1,578
Basic net income per common share	$0.10	$0.26
Diluted net income per common share	$0.10	$0.26
Weighted average number of basic and diluted shares outstanding	6,192	6,175

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
Interest income
Interest and fees on loans	$11,550	$12,638
Interest on investment securities
Taxable	1,005	1,127
Exempt from federal income tax	491	630
Total investment income	1,496	1,757
Other	73	88
Total interest income	13,119	14,483
Interest expense
Interest on deposits	1,527	2,821
Interest on short-term borrowings	18	50
Interest on long-term borrowings	1,795	2,187
Total interest expense	3,340	5,058
Net interest income	9,779	9,425
Provision for loan losses	40	1,334
Net interest income after provision for loan losses	9,739	8,091
Other operating income
Changes in fair value on impaired securities	389	(589)
Portion of loss/(gain) recognized in other comprehensive income (before taxes)	(389)	589
Net securities impairment losses recognized in operations	0	0
Net losses – other	(300)	(793)
Total net losses	(300)	(793)
Service charges	921	925
Trust department	1,139	1,094
Insurance commissions	1	648
Debit card income	490	486
Bank owned life insurance	256	260
Other	521	205
Total other income	3,328	3,618
Total other operating income	3,028	2,825
Other operating expenses
Salaries and employee benefits	4,848	5,027
FDIC premiums	505	431
Equipment	645	735
Occupancy	654	713
Data processing	711	655
Other	2,573	2,590
Total other operating expenses	9,936	10,151
Income before income tax expense	2,831	765
Applicable income tax (benefit)/expense	(44)	79
Net Income	2,875	686
Accumulated preferred stock dividends and discount accretion	(415)	(404)
Net Income Available to Common Shareholders	$2,460	$282
Basic net income per common share	$0.40	$0.05
Diluted net income per common share	$0.40	$0.05
Weighted average number of basic and diluted shares outstanding	6,199	6,183

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Nine Months Ended
	September 30,
Components of Comprehensive Income (in thousands)	2012	2011
Net Income	$1,859	$2,776

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	346	204
Less: OTTI charges recognized in income	0	(19)
Unrealized gains on investments with OTTI	346	223
Taxes	(173)	(90)
Net unrealized gains on investments with OTTI	173	133

Available for sale securities – all other:
Unrealized holding gains during the period	1,861	1,966
Less: securities with OTTI charges during the period	346	204
Unrealized gains on all other AFS securities	1,515	1,762
Taxes	(616)	(711)
Net unrealized gains on all other AFS securities	899	1,051

Net unrealized gains on AFS securities	1,072	1,184

Unrealized gains/(losses) on cash flow hedges	88	(310)
Taxes	(36)	125
Net unrealized gains/(losses) on cash flow hedges	52	(185)

Other comprehensive income, net of tax	1,124	999

Comprehensive income	$2,983	$3,775

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Three Months Ended
	September 30,
Components of Comprehensive Income (in thousands)	2012	2011
Net Income	$2,875	$686

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	389	(589)
Less: OTTI charges recognized in income	0	0
Unrealized gains on investments with OTTI	389	(589)
Taxes	(190)	239
Net unrealized gains on investments with OTTI	199	(350)

Available for sale securities – all other:
Unrealized holding gains during the period	1,528	93
Less: securities with OTTI charges during the period	389	(589)
Unrealized gains on all other AFS securities	1,139	682
Taxes	(465)	(276)
Net unrealized gains on all other AFS securities	674	406

Net unrealized gains on AFS securities	873	56

Unrealized gains/(losses) on cash flow hedges	9	(226)
Taxes	(4)	91
Net unrealized gains/(losses) on cash flow hedges	5	(135)

Other comprehensive income, net of tax	878	(79)

Comprehensive income	$3,753	$607

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2011	$29,798	$62	$21,422	$64,179	$(19,821)	$95,640

Net income				3,626		3,626
Other comprehensive loss					(1,141)	(1,141)
Stock based compensation			78			78
Preferred stock discount accretion	62			(62)		0
Preferred stock dividends deferred				(1,547)		(1,547)

Balance at December 31, 2011	29,860	62	21,500	66,196	(20,962)	96,656

Net income				1,859		1,859
Other comprehensive income					1,124	1,124
Stock based compensation			52			52
Preferred stock discount accretion	49			(49)		0
Preferred stock dividends deferred				(1,212)		(1,212)

Balance at September 30, 2012	$29,909	$62	$21,552	$66,794	$(19,838)	$98,479

 See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Operating activities
Net income	$1,859	$2,776
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,276	5,939
Depreciation	1,496	1,801
Stock compensation	52	65
Amortization of intangible assets	0	201
Gain on sales of Insurance assets	(88)	0
(Gain)/loss on sales of other real estate owned	(668)	244
Write-downs of other real estate owned	278	1,875
Gain on sale of loans held for sale	0	(1,366)
Gain on loan sales	(114)	(60)
Proceeds from sale of loans held for sale	0	33,902
Loss on disposal of fixed assets	92	8
Net amortization of investment securities discounts and premiums	1,182	1,310
Other-than-temporary-impairment loss on securities	0	19
Gain on sales of investment securities – available-for-sale	(562)	(576)
Amortization of deferred Loan Fees	(454)	(414)
Decrease in accrued interest receivable and other assets	1,757	4,883
Deferred tax benefit	(1,454)	(1,392)
Decrease in accrued interest payable and other liabilities	(1,405)	(286)
Earnings on bank owned life insurance	(1,520)	(769)
Net cash provided by operating activities	9,727	48,160

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	54,007	61,236
Proceeds from sales of investment securities available-for-sale	26,063	62,833
Purchases of investment securities available-for-sale	(73,177)	(170,969)
Proceeds from sales of other real estate owned	3,739	3,561
Proceeds from loan sales	16,949	7,390
Proceeds from disposal of fixed assets	567	0
Proceeds from sale of insurance assets	3,604	0
Proceeds from BOLI death benefit	1,806	0
Net decrease in FHLB stock	1,671	1,209
Net decrease in loans	12,612	38,220
Purchases of premises and equipment	(1,001)	(162)
Net cash provided by investing activities	46,840	3,318

Financing activities
Net decrease in deposits	(24,391)	(235,426)
Net increase in short-term borrowings	15,499	5,323
Proceeds from long-term borrowings	20,000	0
Payments on long-term borrowings	(44,294)	(35,792)
Net cash used in financing activities	(33,186)	(265,895)
Increase/(decrease) in cash and cash equivalents	23,381	(214,417)
Cash and cash equivalents at beginning of the year	65,107	299,313
Cash and cash equivalents at end of period	$88,488	$84,896

Supplemental information
Interest paid	$9,550	$14,448
Non-cash investing activities:
Transfers from loans to other real estate owned	$7,304	$5,116
Transfers from loans to loans held for sale	0	32,536
Transfers from securities available for sale to held-to-maturity	$4,040	$0

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended SEPTEMBER 30, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2012 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2012 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents during the three- and nine-months ended September 30, 2012 and September 30, 2011.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012			2011
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,859			$2,776
Preferred stock dividends deferred	(1,212)			(1,152)
Discount accretion on preferred stock	(49)			(46)
Net income available to common shareholders	$598	6,192	$0.10	$1,578	6,175	$0.26

	For the three months ended September 30,
	2012			2011
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,875			$686
Preferred stock dividends deferred	(398)			(389)
Discount accretion on preferred stock	(17)			(15)
Net income available to common shareholders	$2,460	6,199	$0.40	$282	6,183	$0.05

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2012 and 2011:

	Nine months ended
	September 30,
(in thousands)	2012	2011
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$(19)

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	754	773
Realized losses	(192)	(197)
Gain/(loss) on sales of other real estate owned	668	(244)
Write-down of other real estate owned	(278)	(1,875)
Gain on sale of consumer loans	114	60
Gain on sale of insurance assets	88	0
Gain on sale of indirect auto loans	0	1,366
Loss on disposal of fixed assets	(92)	(8)
Net gains/(losses) – other	1,062	(125)
Net gains/(losses)	$1,062	$(144)

	Three months ended
	September 30,
(in thousands)	2012	2011
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$0

Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	91	406
Realized losses	(128)	(96)
Loss on sales of other real estate owned	(14)	(200)
Write-down of other real estate owned	(278)	(923)
Gain on sale of consumer loans	55	19
Gain on sale of insurance assets	0	0
Gain on sale of indirect auto loans	0	0
(Loss)/gain on disposal of fixed assets	(26)	1
Net losses – other	(300)	(793)
Net losses	$(300)	$(793)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	September 30,	December 31,
	2012	2011
Cash and due from banks, weighted average interest rate of 0.18% (at September 30, 2012)	$78,559	$52,049

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of September 30, 2012 and December 31, 2011, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	September 30,	December 31,
	2012	2011
FHLB daily investments, interest rate of 0.05% (at September 30, 2012)	$1,460	$4,244
FTN daily investments, interest rate of 0.09% (at September 30, 2012)	1,350	1,350
M&T daily investments, interest rate of 0.25% (at September 30, 2012)	6,034	6,379
CBB Fed Funds sold, interest rate of 0.21% (at September 30, 2012)	1,085	1,085
	$9,929	$13,058

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2012 and December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCI
September 30, 2012
Available for Sale:
U.S. government agencies	$32,909	$143	$3	$33,049	$0
Residential mortgage-backed agencies	66,404	1,264	136	67,532	0
Commercial mortgage-backed agencies	58,047	1,605	0	59,652	0
Obligations of states and political subdivisions	61,576	3,491	1	65,066	0
Collateralized debt obligations	36,672	0	26,640	10,032	17,381
Total available for sale	$255,608	$6,503	$26,780	$235,331	$17,381
Held to Maturity:
Obligations of states and political subdivisions	4,040	0	0	4,040	0

December 31, 2011
U.S. government agencies	$25,490	$107	$17	$25,580	$0
Residential mortgage-backed agencies	94,332	1,494	135	95,691	0
Commercial mortgage-backed agencies	44,850	217	135	44,932	0
Collateralized mortgage obligations	680	0	123	557	0
Obligations of states and political subdivisions	65,424	3,400	8	68,816	0
Collateralized debt obligations	36,385	0	26,938	9,447	17,726
Totals	$267,161	$5,218	$27,356	$245,023	$17,726

Proceeds from sales of securities and the realized gains and losses are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Proceeds	$26,063	$62,833	$15,609	$33,719
Realized gains	754	773	91	406
Realized losses	192	197	128	96

The following table shows the Corporation’s securities with gross unrealized losses and fair values at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
September 30, 2012
U.S. government agencies	$3,497	$3	$0	$0
Residential mortgage-backed agencies	10,838	95	1,951	41
Obligations of states and political subdivisions	3,278	1	0	0
Collateralized debt obligations	0	0	10,032	26,640
Totals	$17,613	$99	$11,983	$26,681

December 31, 2011
U.S. government agencies	$9,983	$17	$0	$0
Residential mortgage-backed agencies	30,225	134	4,779	1
Commercial mortgage-backed agencies	16,975	135	0	0
Collateralized mortgage obligations	0	0	557	123
Obligations of states and political subdivisions	0	0	2,805	8
Collateralized debt obligations	0	0	9,447	26,938
Totals	$57,183	$286	$17,588	$27,070

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between September 30, 2012 and December 31, 2011.

U.S. Government Agencies - One U.S. government agency has been in a slight unrealized loss position for less than 12 months as of September 30, 2012. There were no U.S. government agencies in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at September 30, 2012.

Residential Mortgage-Backed Agencies - Three residential mortgage-backed agencies have been in a slight unrealized loss position for less than 12 months as of September 30, 2012. There were two residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI exists at September 30, 2012.

Commercial Mortgage-Backed Agencies - No commercial mortgage-backed agencies were in an unrealized loss position for less than 12 months or more than 12 months as of September 30, 2012. Therefore, no OTTI exists at September 30, 2012

Obligations of State and Political Subdivisions – The unrealized losses on the Corporation’s investments in state and political subdivisions were $1,055 at September 30, 2012. One security has been in an unrealized loss position for less than 12 months. There are no securities that have been in an unrealized loss position for 12 months or more. This investment is of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell this investment and it is not more likely than not that the Corporation will be required to sell the investment before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2012.

Collateralized Debt Obligations - The $26.6 million in unrealized losses greater than 12 months at September 30, 2012 relates to 18 pooled trust preferred securities that comprise the CDO portfolio. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2012. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three- and nine-month periods ended September 30, 2012 and 2011:

	Nine months ended
(in thousands)	September 30, 2012	September 30, 2011
Balance of credit-related OTTI at January 1	$14,424	$14,653
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	19
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(346)	(159)
Balance of credit-related OTTI at September 30	$14,078	$14,513

	Three months ended
(in thousands)	September 30, 2012	September 30, 2011
Balance of credit-related OTTI at July 1	$14,200	$14,571
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(122)	(58)
Balance of credit-related OTTI at September 30	$14,078	$14,513

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2012 is shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due in one year or less	$0	$0
Due after one year through five years	0	0
Due after five years through ten years	46,897	48,363
Due after ten years	84,260	59,784
	131,157	108,147
Residential mortgage-backed agencies	66,404	67,532
Commercial mortgage-backed agencies	58,047	59,652
Collateralized mortgage obligations	0	0
	$255,608	$235,331
Held to Maturity:
Due after ten years	$4,040	$4,040

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2012.

The Corporation recognizes dividends on a cash basis. For the nine months ended September 30, 2012, dividends of $110,376 were recognized in earnings. For the comparable period of 2011, dividends of $73,490 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2012 and December 31, 2011:

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
September 30, 2012
Total loans	$307,447	$138,513	$64,616	$346,879	$32,535	$889,990
Individually evaluated for impairment	$18,328	$31,438	$4,222	$5,243	$52	$59,283
Collectively evaluated for impairment	$289,119	$107,075	$60,394	$341,636	$32,483	$830,707

December 31, 2011
Total loans	$336,234	$142,871	$78,697	$347,220	$33,672	$938,694
Individually evaluated for impairment	$16,942	$25,699	$13,048	$6,116	$21	$61,826
Collectively evaluated for impairment	$319,292	$117,172	$65,649	$341,104	$33,651	$876,868

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of September 30, 2012 and December 31, 2011:

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate
Non owner-occupied	$127,523	$7,336	$19,227	$0	$154,086
All other CRE	109,460	8,616	35,285	0	153,361
Acquisition and development
1-4 family residential construction	9,251	2,644	4,514	0	16,409
All other A&D	79,368	1,079	41,657	0	122,104
Commercial and industrial	56,180	2,070	6,366	0	64,616
Residential mortgage
Residential mortgage - term	254,597	2,348	11,547	0	268,492
Residential mortgage – home equity	76,230	791	1,366	0	78,387
Consumer	32,213	28	294	0	32,535
Total	$744,822	$24,912	$120,256	$0	$889,990

December 31, 2011
Commercial real estate
Non owner-occupied	$119,574	$4,222	$32,212	$0	$156,008
All other CRE	123,713	18,307	38,206	0	180,226
Acquisition and development
1-4 family residential construction	11,512	0	5,572	0	17,084
All other A&D	81,268	935	43,584	0	125,787
Commercial and industrial	62,152	697	15,848	0	78,697
Residential mortgage
Residential mortgage - term	250,701	1,817	15,408	0	267,926
Residential mortgage – home equity	75,517	34	3,743	0	79,294
Consumer	33,147	34	491	0	33,672
Total	$757,584	$26,046	$155,064	$0	$938,694

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of September 30, 2012 and December 31, 2011:

					Total Past
		30-59 Days	60-89 Days	90 Days+	Due and still
(in thousands)	Current	Past Due	Past Due	Past Due	accruing	Non-Accrual	Total Loans
September 30, 2012
Commercial real estate
Non owner-occupied	$147,616	$453	$734	$0	$1,187	$5,283	$154,086
All other CRE	145,325	60	0	5,185	5,245	2,791	153,361
Acquisition and development
1-4 family residential construction	16,398	0	11	0	11	0	16,409
All other A&D	103,956	0	266	0	266	17,882	122,104
Commercial and industrial	63,989	66	218	0	284	343	64,616
Residential mortgage
Residential mortgage - term	260,247	1,011	4,002	608	5,621	2,624	268,492
Residential mortgage – home equity	77,138	854	204	85	1,143	106	78,387
Consumer	31,230	883	327	43	1,253	52	32,535
Total	$845,899	$3,327	$5,762	$5,921	$15,010	$29,081	$889,990
December 31, 2011
Commercial real estate
Non owner-occupied	$146,150	$359	$209	$0	$568	$9,290	$156,008
All other CRE	173,342	558	5,547	0	6,105	779	180,226
Acquisition and development
1-4 family residential construction	17,009	0	75	0	75	0	17,084
All other A&D	109,351	840	530	128	1,498	14,938	125,787
Commercial and industrial	69,119	182	32	0	214	9,364	78,697
Residential mortgage
Residential mortgage - term	249,719	10,106	3,753	1,386	15,245	2,962	267,926
Residential mortgage – home equity	77,486	476	375	123	974	834	79,294
Consumer	31,478	1,560	471	142	2,173	21	33,672
Total	$873,654	$14,081	$10,992	$1,779	$26,852	$38,188	$938,694

Non-accrual loans which have been subject to a partial charge-off totaled $9.6 million as of September 30, 2012, compared to $13.4 million as of December 31, 2011.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 and December 31, 2011.

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
September 30, 2012
Total ALL	$6,021	$5,635	$577	$3,748	$368	$16,349
Individually evaluated for impairment	$183	$1,584	$0	$0	$0	$1,767
Collectively evaluated for impairment	$5,838	$4,051	$577	$3,748	$368	$14,582

December 31, 2011
Total ALL	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Individually evaluated for impairment	$92	$2,718	$1,139	$2	$0	$3,951
Collectively evaluated for impairment	$6,126	$4,472	$1,051	$3,428	$452	$15,529

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2012 and December 31, 2011:

			Impaired
			Loans with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
(in thousands)	Investment	Allowances	Investment	Investment	Balance
September 30, 2012
Commercial real estate
Non owner-occupied	$0	$0	$6,367	$6,367	$9,870
All other CRE	2,311	183	9,650	11,961	12,170
Acquisition and development
1-4 family residential construction	2,125	545	0	2,125	2,125
All other A&D	5,436	1,039	23,877	29,313	33,539
Commercial and industrial	0	0	4,222	4,222	4,222
Residential mortgage
Residential mortgage - term	0	0	4,692	4,692	5,045
Residential mortgage – home equity	0	0	551	551	551
Consumer	0	0	52	52	63
Total impaired loans	$9,872	$1,767	$49,411	$59,283	$67,585

December 31, 2011
Commercial real estate
Non owner-occupied	$448	$92	$9,129	$9,577	$14,765
All other CRE	0	0	7,365	7,365	7,390
Acquisition and development
1-4 family residential construction	2,489	859	0	2,489	2,577
All other A&D	7,850	1,859	15,360	23,210	27,712
Commercial and industrial	9,043	1,139	4,005	13,048	13,137
Residential mortgage
Residential mortgage - term	218	2	4,816	5,034	5,488
Residential mortgage – home equity	0	0	1,082	1,082	1,177
Consumer	0	0	21	21	33
Total impaired loans	$20,048	$3,951	$41,778	$61,826	$72,279

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

Activity in the ALL is presented for the nine- and three-months ended September 30, 2012 and September 30, 2011:

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(2,280)	(768)	(9,217)	(1,029)	(522)	(13,816)
Recoveries	58	413	445	161	332	1,409
Provision	2,025	(1,200)	7,159	1,186	106	9,276
ALL balance at September 30, 2012	$6,021	$5,635	$577	$3,748	$368	$16,349

ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(5,508)	(1,048)	(515)	(1,403)	(673)	(9,147)
Recoveries	91	278	15	415	406	1,205
Provision	3,993	949	1,352	471	(826)	5,939
ALL balance at September 30, 2011	$7,234	$6,524	$2,197	$3,694	$486	$20,135

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
ALL balance at July 1, 2012	$5,856	$6,209	$860	$3,457	$388	$16,770
Charge-offs	0	(98)	(76)	(364)	(175)	(713)
Recoveries	0	10	113	38	91	252
Provision	165	(486)	(320)	617	64	40
ALL balance at September 30, 2012	$6,021	$5,635	$577	$3,748	$368	$16,349

ALL balance at July 1, 2011	$6,112	$8,440	$2,235	$3,714	$500	$21,001
Charge-offs	(978)	(327)	(267)	(601)	(197)	(2,370)
Recoveries	13	7	5	24	121	170
Provision	2,087	(1,596)	224	557	62	1,334
ALL balance at September 30, 2011	$7,234	$6,524	$2,197	$3,694	$486	$20,135

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$7,720	$22	$0	$13,409	$41	$91
All other CRE	9,073	220	0	6,636	204	50
Acquisition and development
1-4 family residential construction	2,295	67	0	2,921	69	0
All other A&D	24,510	327	0	26,520	444	81
Commercial and industrial	6,322	111	0	11,688	117	0
Residential mortgage
Residential mortgage - term	5,007	93	38	6,761	117	14
Residential mortgage – home equity	898	11	7	635	10	4
Consumer	48	0	0	61	0	0
Total	$55,873	$851	$45	$68,631	$1,002	$240

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$6,540	$10	$0	$11,650	$6	$30
All other CRE	10,010	86	0	8,202	74	0
Acquisition and development
1-4 family residential construction	2,127	21	0	2,592	16	0
All other A&D	25,897	120	0	25,158	154	0
Commercial and industrial	4,130	39	0	13,925	40	0
Residential mortgage
Residential mortgage - term	5,020	26	2	5,251	33	8
Residential mortgage – home equity	739	4	4	618	3	1
Consumer	47	0	0	23	0	0
Total	$54,510	$306	$6	$67,419	$326	$39

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

When the Bank restructures a loan to a troubled borrower, the loan terms (i.e., interest rate, payment amount, amortization period, and/or maturity date) are modified in such a way as to enable the borrower to cover the modified debt service payments based on current financials and cash flow adequacy. If a borrower’s hardship is thought to be temporary, then modified terms are only offered for that time period. Where possible, the Bank obtains additional collateral and/or secondary payment sources at the time of the restructure in order to put the Bank in the best possible position if the borrower is not able to meet the modified terms. To date, the Bank has not forgiven any principal as a restructuring concession. The Bank will not offer modified terms if it believes that modifying the loan terms will only delay an inevitable permanent default.

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

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Nine months ended September 30, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	1	3,110	0	0	4	2,634
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,125
All other A&D	0	0	0	0	1	1,889
Commercial and industrial	0	0	0	0	1	247
Residential mortgage
Residential mortgage – term	1	513	1	477	1	284
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	2	$3,623	1	$477	8	$7,179

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three months ended September 30, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	4	2,634
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,125
All other A&D	0	0	0	0	1	1,889
Commercial and industrial	0	0	0	0	1	247
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	7	$6,895

During the nine months ended September 30, 2012, there were 11 new TDRs. A $54,750 reduction of the ALL resulted from the movement of seven of the loans being evaluated collectively for impairment to being evaluated individually for impairment. There was no impact to the recorded investment relating to the transfer of these loans. The remaining four new TDRs during the nine months ended September 30, 2012 were impaired at the time of modification, resulting in no impact to the recorded investment or to the ALL as a result of the modifications. During the nine- and three-month periods ended September 30, 2012, there were no receivables modified as TDRs within the previous 12 months for which there was a payment default during the periods indicated.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2012 are discussed in the paragraphs that follow.

Securities available-for-sale: The fair value of investments available-for-sale is determined using a market approach. As of September 30, 2012, the U.S. Government agencies, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2012, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.7 million and a fair value of $10.0 million. The market for these securities at September 30, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2012, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between September 30, 2012 and December 31, 2011.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:
Investment Securities – available for sale	$10,032	Discounted Cash Flow	Discount Rate	Swap+19%; Range of Libor+ 9% to 20%
Cash Flow Hedge	$(946)	Discounted Cash Flow	Reuters Third Party Market Quote	99.90%

Non-recurring:

Impaired Loans	$17,660	Market Comparable Properties	Marketability Discount	10% to 30% (1)

OREO	$790	Market Comparable Properties	Marketability Discount	10% to 30% (1)

(1) Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurements at
		September 30, 2012 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	09/30/2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$33,049		$33,049
Residential mortgage-backed agencies	$67,532		$67,532
Commercial mortgage-backed agencies	$59,652		$59,652
Obligations of states and political subdivisions	$65,066		$65,066
Collateralized debt obligations	$10,032			$10,032
Financial Derivative	$(946)			$(946)
Non-recurring:
Impaired loans	$17,660			$17,660
Other real estate owned	$790			$790

		Fair Value Measurements at
		December 31, 2011 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,580		$25,580
Residential mortgage-backed agencies	$95,691		$95,691
Commercial mortgage-backed agencies	$44,932		$44,932
Collateralized mortgage obligations	$557		$557
Obligations of states and political subdivisions	$68,816		$68,816
Collateralized debt obligations	$9,447			$9,447
Financial Derivative	$(1,034)			$(1,034)
Non-recurring:
Impaired loans	$30,320			$30,320
Other real estate owned	$3,449			$3,449

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for the nine months ended September 30, 2012 or September 30, 2011.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three months ended September 30, 2012 and 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2012	$9,447	$(1,034)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	585	88
Ending balance September 30, 2012	$10,032	$(946)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance July 1, 2012	$9,339	$(955)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	693	9
Ending balance September 30, 2012	$10,032	$(946)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0
Included in other comprehensive income	(447)	(310)
Ending balance September 30, 2011	$9,372	$(1,142)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance July 1, 2011	$10,726	$(916)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive income	(1,354)	(226)
Ending balance September 30, 2011	$9,372	$(1,142)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following tables present fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	September 30, 2012		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$78,559	$78,559	$78,559
Interest bearing deposits in banks	9,929	9,929	9,929
Investment securities - AFS	235,331	235,331		$225,299	$10,032
Investment securities - HTM	4,040	4,040			4,040
Restricted Bank stock	9,055	9,055	9,055
Loans, net	873,641	872,263			872,263
Accrued interest receivable	4,335	4,335	4,335

Financial Liabilities:
Deposits – non-maturity	612,356	612,356	612,356
Deposits – time deposits	391,037	395,598		395,598
Short-term borrowed funds	52,367	52,367	52,367
Long-term borrowed funds	182,750	194,824		194,824
Accrued interest payable	4,790	4,790	4,790
Financial derivative	946	946			946
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the table above are calculated based on the Corporation’s internal new volume rate.

	December 31, 2011
	Carrying	Fair
(in thousands)	Amount	Value
Financial Assets:
Cash and due from banks	$52,049	$52,049
Interest bearing deposits in banks	13,058	13,058
Investment securities-AFS	245,023	245,023
Restricted Bank stock	10,726	10,726
Loans, net	919,214	918,156
Accrued interest receivable	5,058	5,058

Financial Liabilities:
Deposits	1,027,784	994,165
Borrowed funds	243,912	251,850
Accrued interest payable	3,512	3,512
Financial derivative	1,034	1,034
Off balance sheet financial instruments	0	0

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2011 and the three months ended March 31, 2012, June 30, 2012 and September 30, 2012:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCI, net:
Balance-December 31, 2010	$(10,825)	$(3,956)	$(496)	$(4,203)	$(341)	$(19,821)
Net gain/(loss) during period	253	1,323	(120)	(2,742)	145	(1,141)
Balance - December 31, 2011	(10,572)	(2,633)	(616)	(6,945)	(196)	(20,962)
Net gain/(loss) during period	196	(122)	27	0	0	101
Balance - March 31, 2012	(10,376)	(2,755)	(589)	(6,945)	(196)	(20,861)
Net gain/(loss) during period	(221)	346	20	0	0	145
Balance – June 30, 2012	(10,597)	(2,409)	(569)	(6,945)	(196)	(20,716)
Net gain during period	199	674	5	0	0	878
Balance – September 30, 2012	$(10,398)	$(1,735)	$(564)	$(6,945)	$(196)	$(19,838)

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.14% at September 30, 2012), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million--floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.14% at September 30, 2012) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.24% at September 30, 2012). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “FRBR”), First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011. As of September 30, 2012, this deferral election remained in effect. Cumulative deferred interest on all TPS Debentures was approximately $3.9 million, which must be paid in full when First United Corporation terminates the deferral of interest payments. Management cannot predict when the deferral will be terminated. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the FRBR, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. Cumulative deferred dividends on the Series A Preferred Stock was approximately $3.1 million as of September 30, 2012. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the Board of Directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Securities sold under agreements to repurchase:
Outstanding at end of period	$52,367	$36,868
Weighted average interest rate at end of period	0.29%	0.64%
Maximum amount outstanding as of any month end	$52,367	$51,403
Average amount outstanding	$37,299	$41,728
Approximate weighted average rate during the period	0.40%	0.56%

At September 30, 2012, the repurchase agreements were secured by $71.1 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(In thousands)	2012	2011
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at September 30, 2012	$136,020	$160,314
Junior subordinated debt, bearing variable interest rates ranging from 2.24% to 3.14% at September 30, 2012	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at September 30, 2012	10,801	10,801
Total long-term debt	$182,750	$207,044

At September 30, 2012, the long-term FHLB advances were secured by $153.4 million in loans and $7.4 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2012			December 31, 2011
	Fixed	Floating
	Rate	Rate	Total	Total
Due in 2012	$0	$0	$0	$44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Thereafter	116,821	30,929	147,750	127,794
Total long-term debt	$146,821	$35,929	$182,750	$207,044

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the nine months ended		For the three months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$0	$0	$0	$0
Interest cost	1,035	1,072	344	412
Expected return on assets	(1,659)	(1,669)	(552)	(549)
Amortization of transition asset	(30)	(30)	(10)	(10)
Recognized net actuarial loss	285	209	95	9
Amortization of prior service cost	9	9	3	5
Net pension credit included in employee benefits	$(360)	$(409)	$(120)	$(133)

SERP	For the nine months ended		For the three months ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$90	$119	$30	$39
Interest cost	189	171	63	57
Amortization of recognized loss	9	0	3	0
Amortization of prior service cost	93	95	31	32
Net pension expense included in employee benefits	$381	$385	$127	$128

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at September 30, 2012.

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

Stock-based awards were made to non-employee directors in May 2012 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 16,526 fully-vested shares of common stock were issued to directors in 2012, which had a fair market value of $5.14 per share. Director stock compensation expense was $52,453 for the nine months ended September 30, 2012 and $65,114 for the nine months ended September 30, 2011.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.5 million of outstanding standby letters of credit at September 30, 2012 and December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2012 and December 31, 2011 is material.

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

In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2012 swap contracts totaling $15.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012. The fair value of the interest rate swap contracts was ($946) thousand at September 30, 2012 and ($1.0) million at December 31, 2011 and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of September 30, 2012.

For the nine months ended September 30, 2012, the Corporation recorded an increase in the value of the derivatives of $88 thousand and the related deferred tax benefit of $36 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2012. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2012.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-months ended September 30, 2012 and 2011.

			Amount of gain or
			(loss) recognized in
Derivative in Cash Flow Hedging		Amount of gain or	income on derivative
Relationships	Amount of gain or	(loss) reclassified from	(ineffective portion
	(loss) recognized in OCI	accumulated OCI into	and amount excluded
	on derivative	income	from effectiveness
(In thousands)	(effective portion)	(effective portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2012	$88	$0	$0
September 30, 2011	(310)	0	0
Three months ended:
September 30, 2012	$9	$0	$0
September 30, 2011	(226)	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities (VIE)

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2012, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”); a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $10.1 million at September 30, 2012 and $10.9 million at December 31, 2011.

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

At September 30, 2012 and December 31, 2011, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. As of September 30, 2012, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,614	$5,980
Maximum exposure to loss	5,614	5,980

Note 17 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the period that were not previously disclosed.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2012, the Corporation had total assets of approximately $1.4 billion, net loans of $873.6 million, and deposits of approximately $1.0 billion. Shareholders’ equity at September 30, 2012 was approximately $98.5 million.

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

Our goodwill relates to value inherent in the banking business, and that value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment.  The determination of whether or not these assets are impaired involves significant judgments and estimates.

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

A valuation allowance is recognized to reduce any deferred tax assets when, based upon available information, management concludes that it is more-likely-than-not that all, or any portion, of the deferred tax asset will not be realized.  Assessing the need for, and amount of, a valuation allowance for deferred tax assets requires significant judgment and analysis of evidence regarding realization of the deferred tax assets.  In most cases, the realization of deferred tax assets is dependent upon the recognition of deferred tax liabilities and generating a sufficient level of taxable income in future periods, which can be difficult to predict.  Our largest deferred tax assets involve differences related to ALL and unrealized losses on investment securities.  Given the nature of our deferred tax assets, management determined that no valuation allowances were needed at September 30, 2012 except for a state valuation allowance for certain state deferred tax assets associated with First United Corporation.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2012 and 2011 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the nine months
	ended September 30,
	2012	2011
Per Share Data
Basic net (loss)/income per common share	$0.10	$0.26
Diluted net (loss)/income per common share	$0.10	$0.26
Book Value	$11.07	$11.08

Significant Ratios
Return on Average Assets (a)	0.18%	0.25%
Return on Average Equity (a)	2.57%	3.80%
Average Equity to Average Assets	7.06%	6.52%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $.6 million for the first nine months of 2012, compared to net income available to common shareholders of $1.6 million for the same period of 2011. Basic and diluted net income per common share for the first nine months of 2012 was $.10, compared to net income per common share of $.26 for the same period of 2011. The decrease in net income for the first nine months of 2012 when compared to the first nine months of 2011 was primarily due to a $3.3 million increase in the provision for loan losses during the first nine months of 2012 when compared to the same time period of 2011. The increase in provision expense was partially offset by an increase in other operating income due to a one-time, tax free death benefit of approximately $.7 million received under a policy of bank owned life insurance and net gains of $1.1 million in the first nine months of 2012, compared to $.1 million of net losses for the same time period of 2011. Net gains for the first nine months of 2012 were driven by net gains realized on sales of investment securities of $.6 million and $.7 million in gains on the sale of other real estate owned (“OREO”). Net interest income increased slightly during the first nine months of 2012 when compared to the same time period of 2011. The net interest margin for the first nine months of 2012, on a fully tax equivalent (“FTE”) basis, increased to 3.31% from 2.89% for the first nine months of 2011. The net interest margin for the year ended December 31, 2011, on an FTE basis, was 2.96%. Our margin should continue to improve as we decrease cash levels, reduce non-accrual loans and continue to shift the deposit mix towards lower cost deposits.

The provision for loan losses increased to $9.3 million for the nine months ended September 30, 2012, compared to $5.9 million for the same period of 2011. The higher provision expense was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania during the first quarter of 2012. In addition to this charge-off, we charged off $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania and $.9 million on a motel located in Salisbury, Maryland. Other than these specific charge-offs, there has been a leveling in the credit quality of our loan portfolio as we are experiencing fewer loan downgrades and delinquency levels have improved. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $6.0 million during the nine months ended September 30, 2012 when compared to the same period of 2011 due primarily to a planned decrease of $165.7 million in average interest-bearing deposits and a $20.4 million decrease in average debt outstanding. The decline in expense was also due to the continued low interest rate environment. The Bank’s treasury team continues to monitor rates on our deposits and increases special pricing only for full relationship customers. Our retail staff is focused on shifting our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts.

Other operating income increased $.5 million during the first nine months of 2012 when compared to the same period of 2011. This increase was primarily attributable to net gains realized on OREO of $.4 million in the current period when compared to a $2.1 million loss in the prior year period, and the $.7 million one-time, tax free death benefit that accrued in March 2012. The gains were offset by a $1.9 million decline in insurance commissions, as a result of the sale of the assets of the Corporation’s insurance agency subsidiary, First United Insurance Group, LLC, effective January 1, 2012 and a $1.4 million gain on the sale of indirect auto loans in the prior year period which had no comparable activity in the current period.

Operating expenses decreased $1.3 million in the first nine months of 2012 when compared to the same period of 2011. This decrease was due primarily to a $.3 million decline in FDIC premiums attributable to the repayment of brokered deposits and a decline of $.4 million in salary expense. Other miscellaneous expenses declined by $.2 million primarily due to reductions in expenses such as marketing, legal and professional, consulting and postage during the first nine months of 2012 when compared to the first nine months of 2011.

Consolidated net income available to common shareholders was $2.5 million, or $.40 per common share, for the third quarter of 2012, compared to net income available to common shareholders of $.3 million, or $.05 per common share, for the same period of 2011. The net interest margin for the third quarter of 2012, on an FTE basis, was 3.28%, compared to 2.97% for the same period of 2011.

Other operating income increased $.2 million during the third quarter of 2012 when compared to the same period of 2011. This increase was primarily attributable to the decrease in net losses recognized during the third quarter of 2012 on other real estate owned when compared to the same period of 2011. This was offset by the decline in insurance commission due to the sale of the assets of the insurance agency effective January 1, 2012.

Operating expenses decreased $.2 million in the third quarter of 2012 when compared to the same period of 2011. This decrease was due to the decrease in salary expense during the third quarter of 2012 when compared to the third quarter of 2011. This decrease was primarily a result of reduced head count and lower incentive compensation due to reduced production in commercial lending.

Net Interest Income

Net interest income is the largest source of operating revenue and is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a FTE basis to facilitate performance comparisons between taxable and tax-exempt assets. FTE income is determined by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30,
	2012			2011
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$916,166	$35,545	5.18%	$961,986	$39,838	5.54%
Investment securities	234,228	5,500	3.14	247,829	6,277	3.39
Other interest earning assets	77,075	207	0.36	164,102	327	0.27
Total earning assets	$1,227,469	41,252	4.49%	$1,373,917	46,442	4.52%

Interest-bearing liabilities
Interest-bearing deposits	$853,594	5,085	0.80%	$1,019,294	9,724	1.28%
Short-term borrowings	37,374	115	0.41	41,170	177	0.57
Long-term borrowings	203,846	5,628	3.69	220,453	6,888	4.18
Total interest-bearing liabilities	$1,094,814	10,828	1.32%	$1,280,917	16,789	1.75%

Net interest income and spread		$30,424	3.17%		$29,653	2.77%
Net interest margin			3.31%			2.89%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis increased $.8 million during the first nine months of 2012 over the same period in 2011 due to a $6.0 million (35.5%) decrease in interest expense, which was partially offset by a $5.2 million (11.2%) decrease in interest income. The increase in net interest income was primarily due to the reduction in the average balances of interest-bearing deposits and average debt outstanding as well as the reduction in the average rate paid on interest-bearing liabilities. The slightly lower yield on both loans and investment securities, as funds were reinvested, contributed to the decline in interest income when comparing the two periods. The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 42 basis points, as it increased to 3.31% for the nine months ended September 30, 2012 from 2.89% for the same period of 2011. The net interest margin was 2.96% for the year ended December 31, 2011.

There was an overall $146.4 million decrease in average interest-earning assets, driven by the $45.8 million reduction in loans and the $87.0 million reduction in other interest earning assets, primarily cash. The reduction in cash contributed to the relatively stable yield on our average earning assets.

Interest expense decreased during the first nine months of 2012 when compared to the same period of 2011 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy implemented during 2011 and continuing into 2012, our decision to only increase special rates on time deposits for full relationship customers, the reduction in the average balance of total interest-bearing liabilities and the shorter duration of the portfolio. The average balance of interest-bearing liabilities decreased by $186.1 million as management implemented a strategy to right-size the balance sheet by using cash to repay brokered deposits and wholesale long-term borrowings during 2011. The overall effect was a 43 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.75% for the nine months ended September 30, 2011 to 1.32% for the same period of 2012.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012			2011
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$903,310	$11,562	5.09%	$928,852	$12,650	5.40%
Investment securities	230,852	1,762	3.04	263,225	2,095	3.16
Other interest earning assets	83,909	73	0.34	113,796	88	0.31
Total earning assets	$1,218,071	13,397	4.37%	$1,305,873	14,833	4.51%

Interest-bearing liabilities
Interest-bearing deposits	$851,991	1,527	0.71%	$954,458	2,821	1.17%
Short-term borrowings	41,160	18	0.17	42,962	50	0.46
Long-term borrowings	198,022	1,795	3.61	207,453	2,187	4.18
Total interest-bearing liabilities	$1,091,173	3,340	1.22%	$1,204,873	5,058	1.67%

Net interest income and spread		$10,057	3.15%		$9,775	2.84%
Net interest margin			3.28%			2.97%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis increased $.3 million during the third quarter of 2012 over the same period in 2011 due to a $1.7 million (34.0%) decrease in interest expense, which was partially offset by a $1.4 million (9.7%) decrease in interest income. The increase in net interest income was primarily due to the reduction in the average balances of interest-bearing deposits and average debt outstanding as well as the reduction in the average rate paid on interest-bearing liabilities. The slightly lower yield on both loans and investment securities, as funds were reinvested, as well as the lower average balances outstanding, contributed to the decline in interest income when comparing the two periods. The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 31 basis points, as it increased to 3.28% for the three months ended September 30, 2012 from 2.97% for the same period of 2011.

Provision for Loan Losses

The provision for loan losses was $9.3 million for the first nine months of 2012, compared to $5.9 million for the same period of 2011.  The higher provision expense was primarily due to the aforementioned $9.0 million charge-off of the shared national credit for an ethanol plant (included in Commercial and industrial (“C&I”) loans) during the first quarter of 2012. Absent this charge-off, we experienced a continued stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.7 million during the first nine months of 2012 when compared to the same period of 2011. Service charge income and debit card income both remained stable when comparing the first nine months of 2012 and 2011. Bank owned life insurance income increased due to the $.7 million one-time, tax free death benefit that accrued in March 2012. Insurance commissions decreased $1.9 million due to the sale of the assets of First United Insurance Group, LLC effective January 1, 2012. The sale did not have a material impact on our financial condition or results of operations. We also realized an increase of approximately $.5 million in other income primarily due to increased rental income on OREO. Trust department income increased $.2 million when comparing the first nine months of 2012 to the same period of 2011. Trust assets under management were $630 million at September 30, 2012 and $582 at September 30, 2011.

Net gains of $1.1 million were reported through other income in the first nine months of 2012, compared to net losses of $.1 million during the same period of 2011. The change from net losses to net gains in the first nine months of 2012 was a result of $.4 million realized on OREO in the current period when compared to $2.1 million loss in the prior year period. There were no non-cash OTTI charges on the investment portfolio for the first nine months of 2012, compared to $19,000 in OTTI charges during the first nine months of 2011. The reduction in OTTI charges throughout 2011 and the first nine months of 2012 resulted from improvements in the financial industry, as the collateralized debt obligation (“CDO”) portfolio is made up primarily of securities issued by financial institutions.

Other operating income, exclusive of gains, decreased $.3 million during the third quarter of 2012 when compared to the same period of 2011. Service charge income and debit card income both remained stable when comparing the third quarters of 2012 and 2011. Insurance commissions decreased $.6 million due to the sale of the assets of the Insurance Agency on January 1, 2012. This decrease was offset by an increase of $.3 million in other miscellaneous income.

Net losses of $.3 million were reported through other income in the third quarter of 2012, compared to net losses of $.8 million during the same period of 2011. The decrease in the net losses in the third quarter of 2012 was primarily the result of the decrease in losses on OREO. There were no non-cash OTTI charges on the investment portfolio for the third quarters of 2012 or 2011.

The following table shows the major components of other operating income for the nine- and three-months ended September 30, 2012 and 2011, exclusive of net gains/(losses):

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Service charges	25%	25%	28%	26%
Trust department	32%	29%	34%	30%
Insurance commissions	0%	17%	0%	18%
Debit card Income	15%	14%	15%	13%
Bank owned life insurance	14%	7%	8%	7%
Other income	14%	8%	15%	6%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses decreased $1.3 million (4.1%) for the first nine months of 2012 when compared to the first nine months of 2011. The decrease was due to a decline of $.4 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation throughout 2011 and the sale of the assets of the insurance company. A decline of $.3 million in FDIC premiums attributable to the repayment of brokered deposits also impacted the reduced expenses. A decrease of $.3 million in equipment expense is the result of normal depreciation during the nine months of 2012 when compared to the same period of 2011. Other miscellaneous expenses, such as legal and professional, marketing, consulting and postage, were also reduced when comparing the first nine months of 2012 to the same time period of 2011.

Other operating expenses decreased $.2 million for the third quarter of 2012 when compared to the same period of 2011. The decrease was due to a decrease of $.2 million in salary expense attributable to reduced staffing and lower incentive pay due to reduced production in commercial lending.

The composition of other operating expenses for the nine- and three-months ended September 30, 2012 and 2011 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Salaries and employee benefits	49%	49%	49%	50%
FDIC premiums	5%	6%	5%	4%
Occupancy, equipment and data processing	21%	21%	20%	21%
Other	25%	24%	26%	25%
	100%	100%	100%	100%

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

The effective tax rate for the first nine months of 2012 was 6.4%, compared to an effective tax benefit rate of 15.5% for the first nine months of 2011. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.4 billion at September 30, 2012, a decrease of $31.5 million since December 31, 2011. During this time period, cash and interest-bearing deposits in other banks increased $23.4 million, the investment portfolio decreased $5.7 million, and gross loans decreased $48.7 million. Total liabilities decreased by approximately $33.3 million during the first nine months of 2012, reflecting a decrease in total deposits of $24.4 million and a $24.3 million decrease in long-term borrowings, due to paybacks and principal amortization on our FHLB advances. Short-term borrowings increased $15.5 million. Shareholders’ equity increased $1.8 million from December 31, 2011 to September 30, 2012 as a result of the net income recognized during the first nine months of 2012.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	September 30, 2012		December 31, 2011
Commercial real estate	$307,447	35%	$336,234	36%
Acquisition and development	138,513	15	142,871	15
Commercial and industrial	64,616	7	78,697	8
Residential mortgage	346,879	39	347,220	37
Consumer	32,535	4	33,672	4
Total Loans	$889,990	100%	$938,694	100%

Comparing loans at September 30, 2012 to loans at December 31, 2011, outstanding loans decreased by $48.7 million (5.2%). Commercial real estate (“CRE”) loans decreased $28.8 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $4.4 million. C&I loans decreased $14.1 million primarily as a result of the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant. Residential mortgages decreased by $.3 million. The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s continued use of the secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio decreased $1.1 million due primarily to repayment activity in the indirect auto portfolio slightly offsetting new production. At September 30, 2012, approximately 60% of the commercial loan portfolio was collateralized by real estate, compared to approximately 64% at December 31, 2011.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

		% of		% of
	September 30,	Applicable	December 31,	Applicable
(In thousands)	2012	Portfolio	2011	Portfolio
Non-accrual loans:
Commercial real estate	$8,074	2.63%	$10,069	3.00%
Acquisition and development	17,882	12.91%	14,938	10.50%
Commercial and industrial	343	0.53%	9,364	11.90%
Residential mortgage	2,730	0.79%	3,796	1.10%
Consumer	52	0.16%	21	0.06%
Total non-accrual loans	$29,081	3.27%	$38,188	4.10%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$5,185		$0
Acquisition and development	0		128
Commercial and industrial	0		0
Residential mortgage	693		1,509
Consumer	43		142
Total loans past due 90 days or more	$5,921		$1,779

Total non-accrual and accruing loans past due 90 days or more	$35,002		$39,967

Restructured Loans (TDRs):
Performing	$13,361		$10,657
Non-accrual (included above)	7,491		7,385
Total TDRs	$20,852		$18,042

Other Real Estate Owned	$20,631		$16,676

Impaired loans without a valuation allowance	$49,411		$41,778
Impaired loans with a valuation allowance	9,872		20,048
Total impaired loans	$59,283		$61,826
Valuation allowance related to impaired loans	$1,767		$3,951

Other Real Estate Owned

The following table presents the components of OREO as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Commercial real estate	$5,825	$2,913
Acquisition and development	11,489	12,602
Residential mortgage	3,317	1,161
Total OREO	$20,631	$16,676

The following table presents the components of OREO expenses, net for the nine- and three-months ended September 30, 2012 and 2011:

	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
(Gains)/losses on real estate, net	$(668)	$244	$14	$200
Fair value write-down	278	1,875	278	923
Expenses, net	795	445	380	270
Rental income	(180)	(64)	(54)	(54)
Total OREO expenses, net	$225	$2,500	$618	$1,339

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $30.3 million at September 30, 2012 and $23.6 million at December 31, 2011. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $4.0 million during the nine months ended September 30, 2012, due to the addition of $5.3 million of loans added to performing accrued status, partially offset by $1.3 million of net principal repayments received in the year-to-date period. The new performing impaired balances were related to three relationships. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	2	$276	2	$287
All other CRE	5	5,718	1	3,162
Acquisition and development
1-4 family residential construction	1	2,125	1	2,489
All other A&D	4	2,352	4	2,645
Commercial and industrial	2	946	1	693
Residential mortgage
Residential mortgage – term	4	1,944	5	1,381
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	18	$13,361	14	$10,657

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	6	6,546	7	6,719
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	497	1	218
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	9	7,491	9	7,385
Total TDRs	27	$20,852	23	$18,042

The level of TDRs increased $2.8 million during the nine months ended September 30, 2012, reflecting the addition of seven loans totaling $3.9 million to performing TDRs and one loan totaling $.3 million to non-accrual TDRs, as well as the re-modification of three loans already in performing TDRs. Principal payments of $1.0 million were received on performing TDRs and a $.2 million non-performing TDR was paid-off during the nine-month period ended September 30, 2012. Three loans totaling $.3 million that had been modified at market rates prior to December 31, 2011 were removed from performing TDRs during 2012 because the borrowers had made at least six consecutive payments and were current at the time of reclassification.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(in thousands)	2012	2011
Balance, January 1	$19,480	$22,138
Charge-offs:
Commercial real estate	(2,280)	(5,508)
Acquisition and development	(768)	(1,048)
Commercial and industrial	(9,217)	(515)
Residential mortgage	(1,029)	(1,403)
Consumer	(522)	(673)
Total charge-offs	(13,816)	(9,147)
Recoveries:
Commercial real estate	58	91
Acquisition and development	413	278
Commercial and industrial	445	15
Residential mortgage	161	415
Consumer	332	406
Total recoveries	1,409	1,205
Net credit losses	(12,407)	(7,942)
Provision for loan losses	9,276	5,939
Balance at end of period	$16,349	$20,135

Allowance for loan losses to loans outstanding (as %)	1.84%	2.19%
Net charge-offs to average loans outstanding during the period, annualized (as %)	1.83%	1.10%

The ALL decreased to $16.3 million at September 30, 2012, compared to $19.5 million at December 31, 2011 and $20.1 million at September 30, 2011. The provision for loan losses for the first nine months of 2012 increased to $9.3 million from $5.9 million for the same period in 2011. Net charge-offs rose to $12.4 million for the nine months ended September 30, 2012, compared to $7.9 million for the nine months ended September 30, 2011. Included in the net charge-offs for the nine months ended September 30, 2012 were the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant, a $1.1 million charge-off for a participation loan, and a $.9 million charge-off for a non owner-occupied commercial real estate loan. The increased provision expense was primarily due to these three large charge-offs. The ratio of the ALL to loans outstanding as of September 30, 2012 was 1.84%, which was lower than the 2.19% for the same period last year due to charging off specific allocations as necessitated by changing circumstances and due to lower nonperforming loan balances.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2012 was an annualized 1.83%, compared to an annualized 1.10% for the same period in 2011 and 1.24% for the year ended December 31, 2011. Relative to December 31, 2011, all segments of loans, with the exception of C&I and residential mortgage loans, showed improvement. The annualized net charge-off ratio for CRE loans as of September 30, 2012 was .92%, compared to 2.02% as of December 31, 2011. The annualized net charge-off ratio for A&D loans as of September 30, 2012 was .34%, compared to 1.91% as of December 31, 2011. The ratios for C&I loans were 16.32% and .99% for September 30, 2012 and December 31, 2011, respectively, as a result of annualizing the $9.0 million full charge-off described above. The residential mortgage ratios were .33% and .32% for September 30, 2012 and December 31, 2011, respectively, and the consumer loan ratios were .77% and 1.17%, for September 30, 2012 and December 31, 2011, respectively.

Accruing loans past due 30 days or more declined to 1.69% of the loan portfolio at September 30, 2012, compared to 2.86% at December 31, 2011. The decrease for the first nine months of 2012 was primarily due to a decrease of $9.6 million in the residential mortgage – term loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the nine-month periods ending September 30, 2012 and September 30, 2011, total non-accrual loan balances have declined. Non-accrual loans totaled $29.1 million as of September 30, 2012, compared to $38.2 million as of December 31, 2011 and $37.5 million as of September 30, 2011. Non-accrual loans which have been subject to a partial charge-off totaled $9.6 million as of September 30, 2012, compared to $13.4 million as of December 31, 2011.

Management believes that the ALL at September 30, 2012 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2012, the total amortized cost basis of the available-for-sale investment portfolio was $255.6 million, compared to a fair value of $235.3 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2012			December 31, 2011
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(Dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$32,909	$33,049	14%	$25,490	$25,580	11%
Residential mortgage-backed agencies	66,404	67,532	29%	94,332	95,691	39%
Commercial mortgage-backed agencies	58,047	59,652	25%	44,850	44,932	18%
Collateralized mortgage obligations	0	0	0%	680	557	0%
Obligations of states and political subdivisions	61,576	65,066	28%	65,424	68,816	28%
Collateralized debt obligations	36,672	10,032	4%	36,385	9,447	4%
Total Investment Securities	$255,608	$235,331	100%	$267,161	$245,023	100%
Securities Held to Maturity:
Obligations of state and policitcal subdivisions	$4,040	$4,040	100%	$0	$0	$0

Total investment securities available-for-sale decreased $9.7 million since December 31, 2011. At September 30, 2012, the securities classified as available-for-sale included a net unrealized loss of $20.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. Two tax increment fund bonds were moved to held to maturity during the first quarter reflecting management’s intent to hold the securities until the earlier of their full repayment or maturity.

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

Approximately $225.3 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $6.4 million at September 30, 2012. The remaining $10.0 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $26.6 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $17.4 million represent non-credit related OTTI charges on 13 of the securities, while $9.2 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2012.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	669	483	(186)	C	303,112	22.76%	108,000	(23,122)	-21.41%	12/17
Preferred Term Security XI*	B-1	1,359	476	(883)	C	635,775	29.14%	388,075	(121,475)	-31.30%	41/62
Preferred Term Security XVI*	C	222	147	(75)	C	606,040	45.13%	299,880	(191,896)	-63.99%	33/56
Preferred Term Security XVIII	C	2,106	460	(1,646)	C	676,565	29.43%	460,579	(121,560)	-24.44%	48/75
Preferred Term Security XVIII*	C	3,030	689	(2,341)	C	676,565	29.43%	460,579	(121,560)	-24.44%	48/75
Preferred Term Security XIX*	C	3,039	380	(2,659)	C	700,535	26.00%	462,731	(147,512)	-31.88%	45/67
Preferred Term Security XIX*	C	1,315	162	(1,153)	C	700,535	26.00%	462,731	(147,512)	-31.88%	45/67
Preferred Term Security XIX*	C	1,317	163	(1,154)	C	700,535	26.00%	462,731	(147,512)	-31.88%	45/67
Preferred Term Security XIX*	C	2,208	271	(1,937)	C	700,535	26.00%	462,731	(147,512)	-31.88%	45/67
Preferred Term Security XXII*	C-1	1,580	412	(1,168)	C	1,386,600	27.98%	893,600	(186,824)	-20.91%	60/92
Preferred Term Security XXII*	C-1	3,949	1,030	(2,919)	C	1,386,600	27.98%	893,600	(186,824)	-20.91%	60/92
Preferred Term Security XXIII*	C-1	2,074	620	(1,454)	C	1,467,000	22.05%	947,500	(104,842)	-11.07%	88/114
Preferred Term Security XXIII*	D-1	2,165	556	(1,609)	C	1,467,000	22.05%	947,500	(216,649)	-22.87%	88/114
Preferred Term Security XXIII*	D-1	722	186	(539)	C	1,467,000	22.05%	947,500	(216,649)	-22.87%	88/114
Preferred Term Security XXIV*	C-1	917	157	(760)	C	1,050,600	33.25%	658,815	(218,274)	-33.13%	56/87
Preferred Term Security I-P-I	B-2	2,000	912	(1,088)	CCC-	351,000	9.29%	156,000	6,586	4.22%	14/16
Preferred Term Security I-P-IV	B-1	3,000	1,098	(1,902)	CCC-	325,000	11.08%	223,600	16,646	7.44%	24/27
Preferred Term Security I-P-IV	B-1	5,000	1,830	(3,170)	CCC-	325,000	11.08%	223,600	16,646	7.44%	24/27

Total Level 3 Securities Available for Sale		36,672	10,032	(26,640)

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

The market for these securities as of September 30, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2012, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2011 and September 30, 2012.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2012.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of September 30, 2012, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	September 30, 2012		December 31, 2011
Non-interest bearing demand deposits	$169,371	17%	$149,888	15%
Interest-bearing deposits:
Demand	121,752	12	101,492	10
Money Market:
Retail	211,724	21	219,488	21
Brokered	0	0	0	0
Savings deposits	109,509	11	102,561	10
Time deposits less than $100,000	193,788	19	216,324	21
Time deposits $100,000 or more:
Retail	166,474	17	185,045	18
Brokered/CDARS	30,775	3	52,986	5
Total Deposits	$1,003,393	100%	$1,027,784	100%

Total deposits decreased $24.4 million during the first nine months of 2012 when compared to deposits at December 31, 2011. Non-interest bearing deposits increased $19.5 million. Traditional savings accounts increased $6.9 million due to continued growth in our Prime Saver product. Total demand deposits increased $20.3 million and total money market accounts decreased $7.8 million due primarily to a shift of our investment sweep accounts to an in-house demand product. Time deposits less than $100,000 declined $22.5 million and time deposits greater than $100,000 decreased $40.8 million. The decrease in time deposits greater than $100,000 was a result of our strategy to reduce higher cost funding to municipalities and single service certificate of deposit customers. Our internal treasury team continues to promote the strategy of increasing our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(In thousands)	2012	2011
Securities sold under agreements to repurchase	$52,367	$36,868
Total short-term borrowings	$52,367	$36,868

FHLB advances	$136,020	$160,314
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,750	$207,044

Total short-term borrowings increased by approximately $15.5 million during the first nine months of 2012 due to increases in treasury management customer deposits. Long-term borrowings decreased by $24.3 million during the first nine months of 2012 due to the repayment of $23.5 million in FHLB advances and scheduled monthly amortization of long-term advances.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Central Banker’s Bank, Community Banker’s Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

During 2011 and throughout the first nine months of 2012, management implemented a strategic plan to utilize excess liquidity to repay brokered deposits, non-relationship certificates of deposit and wholesale FHLB advances at their stated maturities. Reduction in these liabilities, deemed to be volatile funding by regulatory definition, has not had an impact on our levels of liquidity.

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

Throughout 2011, we continued to shift our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipate a rising rate environment in the future. As of September 30, 2012, we were asset sensitive.

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

The following table presents our capital ratios:

			Required for
			Capital	Required To
	September 30,	December 31,	Adequacy	Be Well
	2012	2011	Purposes	Capitalized
Total Capital (to risk-weighted assets)
Consolidated	13.58%	13.05%	8.00%	10.00%
First United Bank & Trust	13.95%	13.38%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	11.93%	11.30%	4.00%	6.00%
First United Bank & Trust	12.67%	12.11%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	9.95%	9.10%	4.00%	5.00%
First United Bank & Trust	10.57%	9.75%	4.00%	5.00%

As of September 30, 2012, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at September 30, 2012 when compared to December 31, 2011. The increase was due to the reduction in the goodwill associated with the sale of the assets for First United Insurance Group, a change in composition of risk based assets as well as net income for the first nine months of 2012.

The Basel Committee on Banking Supervision (“Basel”) is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December 2010, Basel released a framework for strengthening international capital and liquidity regulations, referred to as Basel III. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country’s banking regulators.

In June 2012, U.S. Federal banking regulators adopted two notices of proposed rulemaking (“NPRs”) that would implement in the United States the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. A third adopted NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Company. Comments on the NPRs were accepted through September 7, 2012.

The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions,” would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, “banking organizations”). Consistent with the international Basel framework, this NPR would:

•	Increase the quantity and quality of capital required by proposing a new minimum Common Equity Tier 1 capital ratio of 4.50% of risk-weighted assets and raising the minimum Tier 1 capital ratio from 4.00% to 6.00% of risk-weighted assets;

•	Retain the current minimum Total capital ratio of 8.00% of risk-weighted assets and the minimum Tier 1 leverage capital ratio at 4.00% of average assets;

•	Introduce a “capital conservation buffer” of 2.50% above the minimum risk-based capital requirements, which must be maintained to avoid restrictions on capital distributions and certain discretionary bonus payments; and

•	Revise the definition of capital to improve the ability of regulatory capital instruments to absorb losses.

The new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019.

The second NPR, “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirement,” also would apply to all banking organizations. This NPR would revise and harmonize the rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified over the past several years. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets and off balance sheet exposures - riskier items require higher capital cushions and less risky items require smaller capital cushions.

As of September 30, 2012, the Corporation is reviewing the NPRs to determine the impact that they might have if they are adopted.

The total risk based capital ratios of First United Corporation include $39.4 million of junior subordinated debentures which qualified as Tier 1 capital at September 30, 2012, under guidance issued by the FRB. The Company will monitor the finalization of the Basel III Capital Rules, including whether its junior subordinated debentures will continue to qualify for Tier 1 capital under the final rules.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Federal Reserve Bank of Richmond (the “FRBR”), First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Dividends of $.4 million per dividend period continue to accrue, aggregating $3.1 million at September 30, 2012. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume the declaration of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the FRBR, First United Corporation elected to defer quarterly interest payments under the junior subordinated debentures issued to the Trusts (the “TPS Debentures”) beginning with the payment that was due in March 2011. As of September 30, 2012, this deferral election remained in effect and cumulative deferred interest was approximately $3.9 million, which must be paid in full when First United Corporation terminates the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $83.9 million and $1.5 million, respectively, at September 30, 2012, compared to $86.0 million and $1.5 million, respectively, at December 31, 2011. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2012 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first nine months of 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported in First United Corporation’s SEC reports and as discussed in Item 7 of Part I of this report, the terms of First United Corporation’s Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the FRBR, First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Dividends of $.4 million per dividend period continue to accrue, aggregating $3.1 million at September 30, 2012. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend.

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

FIRST UNITED CORPORATION

Date:	November 13, 2012	/s/ William B. Grant
William B. Grant, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date	November 13, 2012	/s/ Carissa L. Rodeheaver
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

