Form 10-K
period 2012-12-31
FIRST UNITED CORP/MD/
filed 2013-03-15
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2012: $23,749,764.

The number of shares of the registrant’s common stock outstanding as of February 28, 2013: 6,199,283

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Forward-Looking Statements

This Annual Report on Form 10-K of First United Corporation (“we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

You should also consider carefully the risk factors discussed in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

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

[3]

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

At December 31, 2012, we had total assets of approximately $1.32 billion, net loans of approximately $858.8 million, and deposits of approximately $ 976.9 million. Shareholders’ equity at December 31, 2012 was approximately $98.9 million.

First United Corporation maintains an Internet website at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 27 banking offices, one call center and 29 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, Hardy County, and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Lending Activities— Our lending activities are conducted through the Bank. Since 2010, the Bank has not been originating any new loans through the OakFirst Loan Centers and their sole activity is servicing existing loans.

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

The risk of loss associated with CRE construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less, obtaining additional collateral when prudent, analysis of cash flows, and closely monitoring construction projects to control disbursement of funds on loans.

[4]

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Many loans are booked at fixed rates in order to meet the Bank’s requirements under the Community Reinvestment Act or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.

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

Deposit Activities— The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit that are FDIC-insured. Since the termination of the Transaction Account Guarantee (“TAG”) program as of December 31, 2012, the Bank offers Insured Cash Sweep, or ICS, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar savings and demand deposits that are FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2012 and 2011, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $637 million and $595 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

Insurance Activities—Through December 31, 2011, we offered a full range of insurance products and services to customers in our market areas through the Insurance Agency. Information about income from insurance activities for each of the years ended December 31, 2011 and 2010 may be found under “Other Operating Income” in the Consolidated Statements of Income included in Item 8 of Part II of this annual report. The Insurance Agency sold substantially all of its assets, net of cash, effective on January 1, 2012.

[5]

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our market areas, we compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, and with other financial institutions for various types of products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas and on the internet.

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2012, the most recent date for which comparative information is available.

[6]

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	5	$296,051	44.21%
Manufacturers & Traders Trust Company	6	162,292	24.23%
First United Bank & Trust	4	116,823	17.44%
PNC Bank NA	3	50,131	7.48%
Standard Bank	2	44,493	6.64%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	20	1,053,620	27.11%
Branch Banking & Trust Co.	12	711,851	18.32%
Bank Of America NA	6	313,184	8.06%
Frederick County Bank	5	266,996	6.87%
Manufacturers & Traders Trust Company	6	248,306	6.39%
Capital One NA	6	205,053	5.28%
Woodsboro Bank	7	197,956	5.10%
BlueRidge Bank	2	150,954	3.89%
First United Bank & Trust	4	144,687	3.72%
Wells Fargo Bank NA	2	142,092	3.66%
SunTrust Bank	3	131,566	3.39%
Middletown Valley Bank	4	125,195	3.22%
Sandy Spring Bank	4	91,989	2.37%
Sovereign Bank	1	44,202	1.14%
Columbia Bank	2	24,724	0.64%
SONABANK	1	18,345	0.47%
Damascus Community Bank	1	13,997	0.36%
Woodforest National Bank	1	310	0.01%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	6	350,052	60.36%
Susquehanna Bank	2	101,043	17.42%
Manufacturers & Traders Trust Company	5	92,607	15.97%
Clear Mountain Bank	1	29,837	5.14%
Miners & Merchants Bank	1	6,409	1.11%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	12	641,259	32.46%
Columbia Bank	11	410,851	20.79%
Manufacturers & Traders Trust Company	11	376,039	19.03%
PNC Bank NA	5	167,257	8.47%
United Bank	2	105,183	5.32%
First United Bank & Trust	3	79,185	4.01%
Sovereign Bank	3	75,844	3.84%
Capital One NA	2	41,139	2.08%
Citizens National Bank of Berkeley Springs	1	38,206	1.93%
Orrstown Bank	1	26,088	1.32%
Jefferson Security Bank	1	7,833	0.40%
Middletown Valley Bank	1	6,898	0.35%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	324,690	28.61%
United Bank	5	205,502	18.10%
First United Bank & Trust	5	130,704	11.52%
City National Bank of West Virginia	4	120,611	10.63%
Susquehanna Bank	3	117,859	10.38%
Jefferson Security Bank	2	69,756	6.15%
MVB Bank Inc.	1	62,430	5.50%
Bank of Charles Town	2	48,052	4.23%
Citizens National Bank of Berkeley Springs	3	41,335	3.64%
Summit Community Bank	1	13,412	1.18%
Woodforest National Bank	1	724	0.06%

Source: FDIC Deposit Market Share Report

Hardy County, West Virginia:
Summit Community Bank, Inc.	4	463,283	73.59%
Capon Valley Bank	3	112,422	17.86%
Pendleton Community Bank, Inc.	1	25,851	4.11%
First United Bank & Trust	1	16,164	2.57%
Grant County Bank	1	11,787	1.87%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	75,822	35.21%
Branch Banking & Trust Company	2	68,803	31.95%
Manufacturers & Traders Trust Company	2	40,687	18.90%
Grant County Bank	1	30,005	13.94%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	7	657,372	32.36%
Branch Banking & Trust Company	6	549,438	27.04%
Huntington National Bank	6	378,620	18.64%
Clear Mountain Bank	5	171,150	8.42%
Wesbanco Bank, Inc.	5	104,931	5.16%
First United Bank & Trust	3	89,599	4.41%
First Exchange Bank	1	28,643	1.41%
Citizens Bank of Morgantown, Inc.	1	21,716	1.07%
MVB Bank, Inc.	1	18,062	0.89%
PNC Bank NA	2	12,208	0.60%

Source: FDIC Deposit Market Share Report

[7]

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

General

First United Corporation is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB. As a publicly-traded company whose common stock is listed on The NASDAQ Global Select Market, First United Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

[8]

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

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. The GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures. Maryland law generally permits state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banking associations. The GLB Act permits certain qualified national banking associations to form financial subsidiaries, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, or merchant banking. Thus, the GLB Act has the effect of broadening the permitted activities of First United Corporation and the Bank.

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

Under FRB policy, First United Corporation is expected to act as a source of strength to the Bank, and the FRB may charge First United Corporation with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. This support may be required at times when the bank holding company may not have the resources to provide the support. Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the FRB believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the FRB could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because the Corporation is a bank holding company, it is viewed as a source of financial and managerial strength for any controlled depository institutions, like the Bank.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including First United Corporation and the Bank. The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future First United Corporation could be required to provide financial assistance to the Bank should it experience financial distress.

[9]

In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of First United Corporation causes a loss to the FDIC, other insured subsidiaries of First United Corporation could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its shareholders and obligations to other affiliates.

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

The Dodd-Frank Act made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including First United Corporation and the Bank. The Dodd-Frank Act is discussed below.

The Community Reinvestment Act (“CRA”) requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory”.

The Bank is also subject to a variety of other laws and regulations with respect to the operation of its business, including, but not limited to, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), the Right To Financial Privacy Act, the Flood Disaster Protection Act, the Homeowners Protection Act, the Servicemembers Civil Relief Act, the Real Estate Settlement Procedures Act, the Telephone Consumer Protection Act, the CAN-SPAM Act, the Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

[10]

The Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, significantly changed the bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements. The new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives. Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as First United Corporation, if the conduct or threatened conduct of such holding company poses a risk to the Deposit Insurance Fund (“DIF”), although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. In addition, the Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans and the establishment of the Consumer Financial Protection Bureau (“CFPB”).

The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and its regulations and make any necessary changes to our product offerings and operations. These impacts may be material.

Capital Requirements

General

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

Further information about our capital resources is provided in Item 7 of Part II of this annual report under the heading “Capital Resources”. Information about the capital ratios of First United Corporation and of the Bank as of December 31, 2012 is set forth in Note 4 to our audited consolidated financial statements, which are included in Item 8 of Part II of this annual report (the “Consolidated Financial Statements”

[11]

The Collins Amendment provisions of the Dodd-Frank Act

The Collins Amendment provision of the Dodd-Frank Act imposes increased capital requirements in the future. The Collins Amendment also requires federal banking regulators to establish minimum leverage and risk-based capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies. These capital requirements must not be less than the Generally Applicable Risk Based Capital Requirements and the Generally Applicable Leverage Capital Requirements as of July 21, 2010, and must not be quantitatively lower than the requirements that were in effect for insured depository institutions as of July 21, 2010. The Collins Amendment defines Generally Applicable Risk Based Capital Requirements and Generally Applicable Leverage Capital Requirements to mean the risk-based capital requirements and minimum ratios of Tier 1 risk-based capital to average total assets, respectively, established by the appropriate federal banking agencies to apply to insured depository institutions under the Prompt Corrective Action provisions, regardless of total consolidated asset size or foreign financial exposure. Over a three-year phase-out period, trust preferred securities will no longer qualify as Tier 1 risk-based capital for certain bank holding companies, including First United Corporation. At December 31, 2012, $40.2 million in proceeds received from First United Corporation’s junior subordinated debentures offerings were included in Tier 1 risk-based capital.. The Collins Amendment stipulates that this phase out period begins in 2013. The Company continues to monitor the finalization of these requirements, including whether its junior subordinated debentures will continue to qualify for Tier 1 capital under the final rules.

Basel III — Capital, Liquidity and Stress Testing Requirements

The Basel Committee on Banking Supervision (“Basel”) has drafted frameworks for the regulation of capital and liquidity of internationally active banking organizations, generally referred to as “Basel III”. On June 7, 2012, the FRB issued a notice of proposed rulemaking that would implement elements of Sections 165 and 166 of the Dodd-Frank Act that encompass certain aspects of Basel III with respect to capital and liquidity. On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received. It is anticipated that the U.S. federal banking agencies will formalize the implementation of the Basel III framework applicable to domestic banks in the United States during 2013. As proposed, the new rules, when implemented and fully phased-in, will require U.S. bank holding companies to maintain higher levels of capital and liquidity than the minimums that currently apply under existing capital regulations.

Capital Requirements

The Basel III final capital framework, among other things, (i) formalizes a capital measure called “Tier 1 Common Equity” (“T1CE”), (ii) specifies that Tier 1 capital consist only of T1CE and certain “Additional Tier 1 capital” instruments meeting specified requirements, and (iii) defines T1CE narrowly by requiring that most adjustments to regulatory capital measures be made to T1CE and not to the other components of capital. Requirements to maintain higher levels of capital could adversely impact our return on equity. We are in the process of modeling our capital ratios under various scenarios in light of these proposed rules and intend to take appropriate steps to ensure that we meet the fully-phased in minimum capital requirements, including capital conservation buffers, if and when these proposal rules are finalized.

Liquidity Requirements

Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework, however, requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. Current rules and proposals from the U.S. federal banking agencies do not specifically address the Basel III liquidity requirements.

See the section entitled “Capital Resources” in Item 7 of Part II of this annual report for further information.

Deposit Insurance

The Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessable deposits on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each account ownership category.

[12]

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. Prior to the Dodd-Frank Act, an institution’s assessment base has historically been its domestic deposits, with some adjustments. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with less $1.0 billion or more in assets at the end of a fiscal quarter, like the Bank, must report their average consolidated total assets on a daily basis and report their average tangible equity on an end-of-month balance basis.

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the DIF to an acceptable level. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011. The prepayment is accounted for as a prepaid expense and is amortized quarterly. The prepaid assessment qualifies for a zero risk weight under the risk-based capital requirements. The Bank expensed $2.0 million and $2.4 million in FDIC premiums for 2012 and 2011, respectively. In December 2009, the Bank prepaid approximately $11 million in FDIC premiums and the balance at December 31, 2012 was approximately $3.2 million. The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

DIF-insured institutions pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. For the fourth quarter of 2012, the FICO assessment was equal to 0.660 basis points computed on assets as required by the Dodd-Frank Act. These assessments will continue until the bonds mature in 2019.

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our national bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

Bank Secrecy Act/Anti-Money Laundering

The Bank Secrecy Act (“BSA”), which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA.

The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, state-chartered banks are required to adopt a customer identification program as part of its BSA compliance program. State-chartered banks are also required to file Suspicious Activity Reports when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA.

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

[13]

Ability-to-Repay and Qualified Mortgage Rule

Pursuant to the Dodd Frank Act, the CFPB issued a final rule on January 10, 2013 (effective on January 10, 2014), amending Regulation Z, as implemented by the Truth in Lending Act, that requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) the monthly payment on the covered transaction; (iv) the monthly payment on any simultaneous loan; (v) the monthly payment for mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) the monthly debt-to-income ratio or residual income; and (viii) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Qualified mortgages that are “higher-priced” (e.g. subprime loans) garner a rebuttable presumption of compliance with the ability-to-repay rules, while qualified mortgages that are not “higher-priced” (e.g. prime loans) are given a safe harbor of compliance.

Volcker Rule

The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). The FRB released a final rule on February 9, 2011 (effective on April 1, 2011) which requires a “banking entity”, a term that is defined to include bank holding companies like First United Corporation and banks like the Bank, to bring its proprietary trading activities and investments into compliance with the Dodd-Frank Act restrictions no later than two years after the earlier of: (i) July 21, 2012; or (ii) 12 months after the date on which interagency final rules are adopted. Pursuant to the compliance date final rule, banking entities are permitted to request an extension of this timeframe from the FRB. On October 11, 2011, the federal banking agencies released for comment proposed regulations implementing the Volcker Rule. The public comment period closed on February 13, 2012 and a final rule has not yet been published. The proposal has been criticized and there is no consensus as to what the provisions will ultimately include. First United Corporation intends to review the implications of the interagency rules on its investments once those rules are issued and will plan for any adjustments of its activities or its holdings so that it will be in compliance by the announced compliance date.

Federal Securities Laws and NASDAQ Rules

The shares of common stock of First United Corporation are registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the NASDAQ Global Select Market. First United Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002, and rules adopted by NASDAQ. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, First United Corporation must comply with certain enhanced corporate governance requirements, and various issuances of securities by First United Corporation require shareholder approval.

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

[14]

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposit, loan, and insurance demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2012, we employed 398 individuals, of whom 316 were full-time employees.

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

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. Approximately 15%, or $128 million, of total loans are real estate acquisition construction and development projects that are secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

[15]

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

The FRB, the FDIC, and the other federal banking regulators issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. All of the ratios for commercial real estate are within the guidance limits at December 31, 2012.

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

As of December 31, 2012, we had classified all but six of our investment securities as available-for-sale pursuant to FASB Accounting Standards Codification Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

[16]

Management believes that several factors could affect the market value of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

Impairment of investment securities, goodwill, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

In assessing whether the impairment of investment securities is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. See the discussion under the heading “Estimates and Critical Accounting Policies – Other-Than-Temporary Impairment of Investment Securities” in Item 7 of Part II of this annual report for further information.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of First United Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2012, we had recorded goodwill of $11.0 million, representing approximately 11% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2012, our net deferred tax assets were approximately $28.9 million.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We operate in a competitive environment, and our inability to effectively compete could adversely and materially impact our financial condition and results of operations.

We operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as securities products, comes from other banks, securities and brokerage companies, and other non-bank financial service providers in our market area. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those that we offer. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

[17]

In addition, changes to the banking laws over the last several years have facilitated interstate branching, merger and expanded activities by banks and holding companies. For example, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities and other non-banking activities of any company that controls an FDIC insured financial institution. As a result, the ability of financial institutions to branch across state lines and the ability of these institutions to engage in previously-prohibited activities are now accepted elements of competition in the banking industry. These changes may bring us into competition with more and a wider array of institutions, which may reduce our ability to attract or retain customers. Management cannot predict the extent to which we will face such additional competition or the degree to which such competition will impact our financial conditions or results of operations.

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

The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be implemented through agency rulemakings, but it will likely materially increase our regulatory expenses.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires federal agencies to adopt nearly 250 new rules and conduct more than 60 studies over the course of the next few years, ensuring that the federal regulations and implementing policies in these areas will continue to develop for the foreseeable future.

Significantly, the Dodd-Frank Act includes the following provisions which affect First United Corporation and/or the Bank:

•	It established the CFPB, which directly regulates and supervises the Bank for compliance with the CFPB’s regulations and policies. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.
•	It revised the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of the Bank less tangible equity capital.
•	It permanently increased deposit insurance coverage to $250,000.
•	It authorized the FRB to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Under the final rule issued by the FRB, there is a cap of $0.21 per transaction (with a maximum of $.24 per transaction permitted if certain requirements are met). Implementation of these caps went into effect on October 1, 2011.
•	It imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.
•	It requires a phased-in exclusion of trust preferred securities as a component of Tier 1 capital for certain bank holding companies.

[18]

•	Depository institution holding companies must now act as a “source of strength” for their depository institution subsidiaries (previously, this had been limited to regulatory policy).
•	Pursuant to the Dodd-Frank Act, the CFPB recently issued a final rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. The new rule also contains new disclosure requirements at mortgage loan origination and in monthly statements. These requirements will likely require significant personnel resources and could have a material adverse effect on our operations.

Based on the text of the Dodd-Frank Act and the implementing regulations (both published and yet-to-be-published), it is anticipated that the costs to banks and their holding companies may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact our business operations.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies.

The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offering and services may produce significant, material effects on our profitability. As of the date of this annual report, the CFPB has not examined the Bank.

Bank regulators and other regulations, including proposed Basel III capital standards, may require higher capital levels, impacting our ability to pay dividends or repurchase our stock.

In June 2012, the U.S. federal banking agencies issued three Notices of Proposed Rulemaking that would revise and replace the agencies’ current capital rules to align with the BASEL III capital standards and meet certain requirements of the Dodd-Frank Act. Certain requirements of the proposed rules would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, and higher minimum capital ratios. The proposed rules were in a comment period through October 22, 2012 and are subject to further modification by the agencies, as the release of the final rules has been deferred indefinitely. See the section entitled “Capital Resources” in Item 7 of Part II of this annual report for further information. If adopted, our ability to use our capital resources could be materially limited and/or we could be required to raise additional capital by issuing common stock. The issuance of additional shares of common stock may dilute existing shareholders.

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

[19]

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

Recent rulemaking efforts by the FRB may negatively impact our non-interest income.

On November 12, 2009, the FRB announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. These new rules negatively impacted the Banks’ non-interest income in 2011 and 2012 and may do the same in future periods.

In addition, the FRB has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Although we are not subject to these rules, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules, in which case our non-interest income for future periods could be materially and adversely affected.

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

[20]

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

Our business depends heavily on the use of computer systems, the Internet and other means of electronic communication and recordkeeping. Accordingly, we must protect our computer systems and network from break-ins, security breaches, and other risks that could disrupt our operations or jeopardize the security of our business and customer information. Moreover, we use third party vendors to provide products and services necessary to conduct our day-to-day operations, which exposes us to risk that these vendors will not perform in accordance with the service arrangements, including by failing to protect the confidential information we entrust to them. Any security measures that we or our vendors implement, including encryption and authentication technology that we use to effect secure transmissions of confidential information, may not be effective to prevent the loss or theft of our information or to prevent risks associated with the Internet, such as cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could permit unauthorized persons to gain access to our confidential information in spite of the use of security measures that we believe are adequate. Any compromise of our security measures or of the security measures employed by our vendors of our third party could disrupt our business and/or could subject us to claims from our customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

[21]

We may lose key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program.

On January 30, 2009, First United Corporation participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling 30,000 shares of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury, for a total consideration of $30 million. As part of these transactions, First United Corporation adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock acquired upon exercise of the warrant. On February 17, 2009, the American Reinvestment and Recovery Act of 2009 (the “Recovery Act”) was signed into law, which, among other things, imposed additional executive compensation restrictions on institutions that participate in the TARP CPP for so long as any TARP CPP assistance remains outstanding. Among these restrictions is a prohibition against making most severance payments to our “senior executive officers” (our Chairman and Chief Executive Officer and the two next most highly compensated executive officers) and to our next five most highly compensated employees. The restrictions also limit the type, timing and amount of bonuses, retention awards and incentive compensation that may be paid to certain employees. These restrictions, coupled with the competition we face from other institutions, including institutions that do not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

Because First United Corporation has failed to make six quarterly dividend payments on the Series A Preferred Stock, the holders thereof have the right to elect up to two additional directors to First United Corporation’s Board of Directors.

Subject to the declaration thereof by First United Corporation’s Board of Directors, the terms of the Series A Preferred Stock provide for the payment of quarterly cash dividends on February 15th, May 15th, August 15th and November 15th of each year. Dividends will accrue regardless of whether the board declares a dividend on any such date. The terms further provide that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting First United Corporation’s Board of Directors will automatically be increased by two, from 14 directors to 16 directors (based on the current board structure). Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock, voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (the “Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. First United Corporation currently does not have any outstanding stock with voting rights on par with the Series A Preferred Stock. As discussed below, First United Corporation has deferred the payment of cash dividends on the Series A Preferred Stock for more than six quarterly dividend periods, since November 15, 2010. If the Treasury were to inform First United Corporation that it intends to elect Preferred Stock Directors, then the holders of the common stock would not be entitled to vote on the election of those Preferred Stock Directors.

Risks Relating to First United Corporation’s Securities

The shares of common stock, Series A Preferred Stock, and the Warrant are not insured.

The shares of First United Corporation’s common stock, including the shares underlying the Warrant, the shares of the Series A Preferred Stock, and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

First United Corporation is prohibited from declaring or paying cash dividends on its outstanding capital securities and management cannot predict if or when First United Corporation will again have the ability to pay dividends.

As discussed in the next three risk factors, First United Corporation has deferred the payment of cash dividends and interest under certain of its outstanding securities and is, therefore, currently prohibited from declaring or paying any cash dividends on any of its outstanding capital securities.

First United Corporation and the Bank have entered into informal agreements with their regulators that limit their ability to pay dividends and make other distributions on outstanding securities.

First United Corporation has entered into an informal agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”) pursuant to which it agreed not to pay dividends on outstanding shares of its common stock or on outstanding shares of its Series A Preferred Stock or make interest payments under the junior subordinated debentures (the “TPS Debentures”), underlying the trust preferred securities issued by its trust subsidiaries, First United Statutory Trust I (“Trust I”), First United Statutory Trust II (“Trust II”) and First United Statutory Trust III (“Trust III” and, together with Trust I and Trust II, the “Trusts”), or take any other action that reduces regulatory capital without the prior approval of the Reserve Bank. The Bank has entered into a similar agreement with the FDIC and the Maryland Commissioner. These agreements give our regulators the ability to prohibit a proposed dividend payment, or any other distribution with respect to outstanding securities, including the repurchase of stock, at a time or times when applicable banking and corporate laws would otherwise permit such a dividend or distribution. There is no requirement that our regulators take consistent approaches when exercising their powers under these agreements. For example, even though the Reserve Bank might approve the payment of a particular dividend, that dividend could be effectively prohibited by the FDIC and/or the Maryland Commissioner if First United Corporation intended to fund that dividend through a dividend by the Bank and the FDIC and/or the Maryland Commissioner were to deny the Bank’s dividend request. Similarly, even though the FDIC and the Maryland Commissioner might approve a dividend by the Bank to First United Corporation, the Reserve Bank could prevent the Corporation from using that dividend to make a distribution to the holders of its outstanding common stock, Series A Preferred Stock, or outstanding TPS Debentures. These agreements increase the likelihood that we will realize the other risks discussed below related to our ability to pay dividends and make other distributions.

[22]

The terms of the Series A Preferred Stock limit First United Corporation’s ability to pay dividends and make other distributions on its capital securities, and First United Corporation’s deferral of dividend payments under the Series A Preferred Stock has triggered additional dividend restrictions.

In January 2009, First United Corporation issued and sold 30,000 shares of its Series A Preferred Stock to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Treasury’s Troubled Asset Relief Program Capital Purchase Program. The terms of the Series A Preferred Stock permit First United Corporation to defer regular quarterly dividends. However, during any period that First United is in arrears on any quarterly cash dividend due on the outstanding shares of the Series A Preferred Stock, it will be prohibited from declaring or paying dividends on shares of its common stock, other stock ranking junior to the Series A Preferred Stock, or preferred stock ranking on a parity with the Series A Preferred Stock, or from repurchasing shares of such common stock, junior stock or parity stock. On November 15, 2010, at the request of the Reserve Bank pursuant to its agreement, First United Corporation elected to defer regularly scheduled quarterly cash dividend payments under the Series A Preferred Stock, starting with the dividend payment due November 15, 2010. As a result, First United Corporation is currently prohibited from declaring or paying dividends or making other distributions on, or repurchasing, redeeming or otherwise acquiring, shares of its common stock. First United Corporation cannot predict when, or if, it will be able to pay accrued and future dividends on the Series A Preferred Stock or, thus, the common stock.

First United Corporation’s ability to pay dividends on its capital securities is also subject to the terms of the outstanding TPS Debentures, and First United Corporation’s deferral of interest payments under the TPS Debentures has also triggered dividend restrictions.

In March 2004, First United Corporation issued approximately $30.9 million of TPS Debentures to Trust I and Trust II in connection with the sales by those Trusts of $30.0 in mandatorily redeemable preferred capital securities to third party investors. Between December 2009 and January 2010, First United Corporation issued approximately $10.8 million of TPS Debentures to Trust III in connection with the sale by Trust III of approximately $10.5 million in mandatorily redeemable preferred capital securities to third party investors. The terms of the TPS Debentures require First United Corporation to make quarterly payments of interest to the holders of the TPS Debentures, although it has the right to defer payments of interest for up to 20 consecutive quarterly periods. If First United Corporation elects to defer the payment of regularly scheduled interest payments under the TPS Debentures, the terms of the TPS Debentures will prohibit First United from declaring or paying dividends or making other distributions on, or repurchasing, redeeming or otherwise acquiring, any shares of the common stock or the Series A Preferred Stock. On December 15, 2010, at the request of the Reserve Bank pursuant to its agreement, First United Corporation elected to defer regularly scheduled quarterly interest payments under the TPS Debentures, starting with the interest payments due in March 2011, and this deferral requires the Trusts to defer regular quarterly dividend payments on their trust preferred securities. As a result, First United Corporation is currently prohibited from declaring or paying cash dividends or making other distributions on, or repurchasing, redeeming or otherwise acquiring, outstanding shares of its common stock or Series A Preferred Stock. First United Corporation cannot predict when, or if, it will be able to pay accrued and future interest due under the TPS Debentures.

[23]

Applicable banking and Maryland laws impose additional restrictions on the ability of First United Corporation and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of First United Corporation and the Bank.

In the past, First United Corporation’s ability to pay dividends to shareholders has been largely dependent upon the receipt of dividends from the Bank. Since December 2009, First United Corporation has used its cash to pay dividends. In December 2010, however, First United Corporation contributed substantially all of its excess cash to the Bank to strengthen the Bank’s capital levels. Accordingly, in the event that First United Corporation desires to pay cash dividends on the common stock and/or the Series A Preferred Stock in the future, and assuming such dividends are then permitted under the terms of the Series A Preferred Stock and the TPS Debentures, First United Corporation will likely need to rely on dividends from the Bank to pay such dividends, and there can be no guarantee that the Bank will be able to pay such dividends. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Banks that are considered “troubled institution” are prohibited by federal law from paying dividends altogether. Notwithstanding the foregoing, shareholders must understand that the declaration and payment of dividends and the amounts thereof are at the discretion of First United Corporation’s Board of Directors. Thus, even at times when First United Corporation is not prohibited from paying cash dividends on its capital securities, neither the payment of such dividends nor the amounts thereof can be guaranteed.

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

[24]

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

This Item 1B is not applicable because First United Corporation is a “smaller reporting company”.

ITEM 2.	PROPERTIES

The headquarters of First United Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by First United Corporation. The Bank owns 21 of its banking offices and leases six. The Bank also leases one office that is used for disaster recovery purposes and one specialty office. Total rent expense on the leased offices and properties was $.5 million in 2012.

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

Shares of First United Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 25, 2013, First United Corporation had 1,827 shareholders of record. The high and low sales prices for the shares of First United Corporation’s common stock for each quarterly period of 2012 and 2011 are set forth below. On March 13, 2013, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $8.75 per share. During 2012 and 2011, First United Corporation did not declare any dividends on its common stock.

	High	Low
2012
1st Quarter	$6.48	$3.16
2nd Quarter	8.60	4.05
3rd Quarter	7.25	4.31
4th Quarter	7.80	6.02

2011
1st Quarter	$4.93	$2.76
2nd Quarter	6.00	2.92
3rd Quarter	5.50	3.38
4th Quarter	4.81	2.93

[25]

The ability of the Bank to declare dividends is limited by federal and state banking laws and state corporate laws. Subject to the restrictions imposed on First United Corporation by these laws and the terms of its other securities, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of First United Corporation’s Board of Directors. Prior to November 2010, cash dividends were typically declared on a quarterly basis. Historically, dividends to shareholders were generally dependent on the ability of First United Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. As a result of First United Corporation’s deferral of cash dividends under its Series A Preferred Stock in November 2010 and its December 2010 decision to defer interest payments under its TPS Debentures, the terms of these securities currently prohibit First United Corporation from declaring or paying cash dividends on outstanding shares of common stock. A complete discussion of these dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 21 to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Because of these limitations and the fact that dividends are declared at the discretion of the Board, there can be no assurance that dividends will be declared in any future fiscal quarter. First United Corporation intends to periodically evaluate its dividend policy both internally and with the FRB, but it has no present intention of resuming dividend payments on its common stock in the foreseeable future.

Issuer Repurchases

Neither First United Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of First United Corporation’s common stock during 2012.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding First United Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

[26]

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the five years ended December 31, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2012	2011	2010	2009	2008
Balance Sheet Data
Total Assets	$1,320,783	$1,390,865	$1,696,445	$1,743,796	$1,639,104
Net Loans	858,782	919,214	987,615	1,101,794	1,120,199
Investment Securities	227,313	245,023	229,687	273,784	354,595
Deposits	976,884	1,027,784	1,301,646	1,304,166	1,222,889
Long-term Borrowings	182,735	207,044	243,100	270,544	277,403
Shareholders’ Equity	98,905	96,656	95,640	100,566	72,690

Operating Data
Interest Income	$53,111	$59,496	$70,747	$85,342	$95,216
Interest Expense	13,965	21,206	29,164	32,104	43,043
Net Interest Income	39,146	38,290	41,583	53,238	52,173
Provision for Loan Losses	9,390	9,157	15,726	15,588	12,925
Other Operating Income	13,630	14,966	15,356	15,390	15,766
Net Securities Impairment Losses	0	(19)	(8,364)	(26,693)	(2,724)
Net Gains/(Losses) – Other	1,708	2,302	(6,014)	411	727
Other Operating Expense	39,518	43,410	45,049	46,578	40,573
Income/(Loss) Before Taxes	5,576	2,991	(18,214)	(19,820)	12,444
Income Tax expense/(benefit)	913	(635)	(8,017)	(8,496)	3,573
Net Income/(Loss)	$4,663	$3,626	$(10,197)	$(11,324)	$8,871
Accumulated preferred stock dividend and discount accretion	(1,691)	(1,609)	(1,559)	(1,430)	0
Net income available to/(loss) attributable to common shareholders	$2,972	$2,017	$(11,756)	$(12,754)	$8,871

Per Share Data
Basic and diluted net Income/(Loss) per common share	$0.48	$0.33	$(1.91)	$(2.08)	$1.45
Dividends Paid	0	0	0.13	0.80	0.80
Book Value	11.14	10.80	10.68	11.49	11.89

Significant Ratios
Return on Average Assets	0.34%	0.24%	(0.58)%	(0.67)%	0.55%
Return on Average Equity	4.79%	3.71%	(10.10)%	(11.02)%	9.31%
Dividend Payout Ratio	0%	0%	(7.85)%	(43.21)%	55.17%
Average Equity to Average Assets	7.15%	6.55%	5.73%	6.06%	5.95%
Total Risk-based Capital Ratio	14.13%	13.05%	11.57%	11.20%	12.18%
Tier I Capital to Risk Weighted Assets	12.54%	11.30%	9.74%	9.60%	10.59%
Tier I Capital to Average Assets	10.32%	9.10%	7.34%	8.53%	8.10%

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2012, which are included in Item 8 of Part II of this annual report.

[27]

Overview

First United Corporation is a financial holding company which, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and four Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 27 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income available to common shareholders was $3.0 million for the year ended December 31, 2012, compared to net income available to common shareholders of $2.0 million for the year ended December 31, 2011. Basic and diluted net income per common share for the year ended December 31, 2012 were $.48, compared to net income per common share of $.33 for the year ended December 31, 2011. The increase in net income for 2012 when compared to 2011 was attributable to a $.6 million increase in net interest income after provision for loan losses, a reduction of $3.9 million in other operating expenses due primarily to reductions in salaries and benefits, equipment expense and FDIC premiums. These increases were offset by a decrease in other operating income of $1.3 million attributable to the sale of the insurance agency effective January 1, 2012, a decline in net gains of $.6 million, and an increase in tax expense of $1.6 million.

Net gains for 2012 were driven by net gains realized on sales of investment securities of $1.5 million, gains on the sale of consumer mortgage loans of $.2 million and a gain of $.1 million from the sale of the assets of the Insurance Agency. The net interest margin for the year ended December 31, 2012, on a fully tax equivalent (“FTE”) basis, increased to 3.30% from 2.96% for the year ended December 31, 2011.

The provision for loan losses increased to $9.4 million for the year ended December 31, 2012, compared to $9.2 million for the year ended December 31, 2011. The slightly higher provision expense was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania during the first quarter of 2012. In addition to this charge-off, we charged off $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania and $.9 million on a motel located in Salisbury, Maryland. Other than these specific charge-offs, we saw an improvement in the credit quality of our loan portfolio as we experienced fewer loan downgrades and lower delinquency levels. Specific allocations were made for impaired loans where management determined that the collateral supporting the loans was not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) were adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other operating income decreased $1.9 million during 2012 when compared to 2011. This decrease was attributable to a $2.4 million decline in insurance commissions, as a result of the sale of the assets of the Insurance Agency effective January 1, 2012, a slight decline in debit card income of $.1 million and a decrease of $.6 million in net gains. These declines were offset by the $.7 million one-time, tax free death benefit that occurred in March 2012, a $.2 million increase in trust department income, and an increase of $.3 million in other income.

Operating expenses decreased $3.9 million during 2012 when compared to 2011. This decrease was due to a $.4 million decline in FDIC premiums attributable to the repayment of brokered deposits and a $.7 million decline in salary expense due to the sale of the assets of the Insurance Agency. Equipment expense declined by $.4 million in 2012 compared to 2011 primarily due to reduced depreciation expense. Other real estate expenses decreased $1.5 million in 2012 when compared to 2011 primarily due to a $.5 million decrease in write-downs, an increase of $.7 in gains on sales of properties and an increase in other real estate owned (“OREO”) rental income of $.3 million. Professional services declined by $.3 million and other expenses decreased by $.4 million in 2012 when compared to 2011.

Comparing December 31, 2012 to December 31, 2011, outstanding loans decreased by $63.9 million (6.8%). CRE loans decreased $37.4 million as a result of payoffs of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. Commercial and industrial (“C&I”) loans decreased $9.7 million and residential mortgages declined $.3 million. Acquisition and development (“A&D”) loans decreased $14.5 million due to principal repayments and charge offs. The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio declined $2.0 million due to repayment activity in the indirect auto portfolio which exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks. At December 31, 2012, approximately 60% of the commercial loan portfolio was collateralized by real estate, compared to approximately 64% at December 31, 2011.

[28]

Interest income on loans in 2012 decreased by $5.6 million (on a FTE basis) when compared to 2011 due to the continued low rate environment and the decline in loan balances during 2012. Interest income on the investment securities decreased by $1.1 million (on a FTE basis) due to reinvesting sales and calls of securities at lower rates. (Additional information on the composition of interest income is available in Table 1 that appears on page 33).

Total deposits decreased $50.9 million during 2012 when compared to deposits at December 31, 2011. The decline in deposits was due to a strategic decision to continue to use excess cash to repay wholesale deposits and FHLB advances at their stated maturities and to allow certificates of deposit for non-relationship customers to run off. Time deposits less than $100,000 declined $28.0 million while time deposits greater than $100,000 decreased $42.7 million. Retail money markets also declined by $16.8 million during 2012. These decreases were offset by an increase of $7.2 million in traditional savings accounts, $17.8 million in interest-bearing demand deposits and $11.6 million in non-interest bearing demand deposits.

Interest expense decreased $7.2 million in 2012 when compared to 2011. The decline was due to our strategic focus to shift the mix of our portfolio from higher cost certificates of deposit to core deposits during 2012.

Other Operating Income/Other Operating Expense – Other operating income, exclusive of gains, decreased $1.3 million during 2012 when compared to 2011. Service charge income and debit card income both remained stable when comparing 2012 and 2011. Bank owned life insurance income increased due to the $.7 million one-time, tax free death benefit that occurred in March 2012. Insurance commissions decreased $2.4 million due to the sale of the assets of the Insurance Agency effective January 1, 2012. The sale did not have a material impact on our financial condition or results of operations. Other income increased $.3 million in 2012 when compared to 2011 offset by a slight decline of $.1 million in debit card income. Trust department income increased $.2 million when comparing 2012 to 2011. Trust assets under management were $637 million at December 31, 2012 and $595 million at December 31, 2011.

Net gains of $1.7 million were reported through other income during 2012, compared to net gains of $2.3 million during 2011. The decrease in net gains in 2012 was primarily attributable to an increase of $.7 million in net gains on sales of investment securities offset by the $1.4 million gain on the sale of indirect auto loans in 2011.

Other operating expenses decreased $3.9 million (9.0%) for the year ended December 31, 2012 when compared to the year ended December 31, 2011. The decrease was due to a decline of $.7 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees through attrition within the Corporation and the sale of the assets of the Insurance Agency. A decline of $.4 million in FDIC premiums attributable to the repayment of brokered deposits also impacted the reduced expenses. A decrease of $.4 million in equipment expense was the result of normal depreciation during 2012 when compared to 2011. Other real estate expenses decreased $1.5 million in 2012 when compared to 2011 primarily due to a $.5 million decrease in write-downs, an increase of $.7 in gains on sales of properties and an increase in OREO rental income of $.3 million. Other miscellaneous expenses, such as legal and professional, marketing, consulting and postage, were also reduced when comparing 2012 to 2011.

Dividends – During 2012, First United Corporation did not declare or pay any dividends on the shares of its common stock due to the Board of Directors’ decision in November 2010 to defer quarterly cash dividends on the Series A Preferred Stock. There were no dividends paid on the Series A Preferred Stock in 2012.

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

[29]

Estimates and Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 to the Consolidated Financial Statements.) On an on-going basis, management evaluates estimates and bases those estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

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

Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $11.0 million in recorded goodwill at December 31, 2012 that is related to the acquisition of Huntington National Bank branches that occurred in 2003 that is not subject to periodic amortization.

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

Throughout 2012, consistent with First United Corporation’s peer group, the shares of First United Corporation common stock traded below its book value.  At December 31, 2012, First United Corporation’s stock price was below its tangible book value.  Management believed that these circumstances could indicate the possibility of impairment. Accordingly, management consulted a third party valuation specialist to assist it with the determination of the fair value of First United Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in the common stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of First United Corporation. The income approach is a discounted cash flow analysis that is determined by adding (i) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that First United Corporation could generate over the next five years and (ii) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future.  The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

[30]

Significant assumptions used in the above methods include:

•	Net income from First United Corporation’s forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 10.0% based on the most recent [third quarter of 2012] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 298 basis points;
•	A price to tangible book multiple of 1.16, which was the median multiple of commercial bank mergers and acquisitions during 2012 for selling banks and holding companies with non-performing assets to average assets between 2.0% and 4.0%, as provided by Sheshunoff & Co.; and
•	A capitalization rate of 7.0% (discount rate of 10.0% adjusted for a conservative growth rate of 3.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 68%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.44 and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2012 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

Accounting for Income Taxes

First United Corporation accounts for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

Management expects that First United Corporation’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates because of changes in judgment or measurement including changes in actual and forecasted income before taxes, tax laws and regulations, and tax planning strategies.

[31]

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (Section 320-10-35), management assesses whether (i) it has the intent to sell a security being evaluated and (ii) it is more likely than not that First United Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment (“OTTI”) losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the section of the Consolidated Balance Sheet Review entitled “Investment Securities”.

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. We measure the fair market values of our investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 24 to the Consolidated Financial Statements.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 18 to the Consolidated Financial Statements.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2012.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting pronouncements that, when adopted, could affect our future consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to a FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.

[32]

The table below summarizes net interest income (on a FTE basis) for the 2012 and 2011.

(Dollars in thousands)	2012	2011
Interest income	$54,256	$61,029
Interest expense	13,965	21,206
Net interest income	$40,291	$39,823

Net interest margin %	3.30%	2.96%

Net interest income on a FTE basis increased $.5 million for the year ended December 31, 2012 over the year ended December 31, 2011 due to a $7.2 million (34.1%) decrease in interest expense, which was partially offset by a $6.8 million (11.1%) decrease in interest income. The increase in net interest income was primarily due to the reduction in the average balances of interest-bearing deposits and debt outstanding as well as the reduction in the average rate paid on interest-bearing liabilities. The slightly lower yield on both loans and investment securities, as funds were reinvested and the reduction in loan balances, contributed to the decline in interest income when comparing the two periods. The reduction in the average rates on interest-bearing liabilities was the primary driver of the increase in the net interest margin of 34 basis points, as it increased to 3.30% for the year ended December 31, 2012 from 2.96% for the year ended December 31, 2011.

There was an overall $124.6 million decrease in average interest-earning assets, driven by the $45.6 million reduction in loans and the $61.5 million reduction in other interest earning assets, primarily cash, when comparing 2012 to 2011. The reduction in cash contributed to the relatively stable yield on our average earning assets.

Interest expense decreased for the year ended December 31, 2012 when compared to the year ended December 31, 2011 due to an overall reduction in interest rates on deposit products driven by our net-interest margin strategy implemented during 2011 and continuing through 2012 and our decision to only increase special rates on time deposits for full relationship customers. Management also strategically focused on shifting the mix of our deposits from higher cost certificates of deposit to core deposit products. The average balance of interest-bearing liabilities decreased by $158.3 million as management continued its strategy to deploy excess cash to repay brokered deposits and wholesale long-term borrowings at their stated maturities during 2012. The overall effect was a 42 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.71% for the year ended December 31, 2011 to 1.29% for the year ended December 31, 2012.

As shown below, the composition of total interest income between 2012 and 2011 remained constant between interest and fees on loans and investment securities.

	% of Total Interest Income
	2012	2011
Interest and fees on loans	88%	88%
Interest on investment securities	11%	11%
Other	1%	1%

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2012, 2011 and 2010. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2012, 2011 and 2010. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

[33]

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2012			2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$908,213	$46,742	5.15%	$953,774	$52,343	5.49%	$1,074,080	$61,115	5.69%
Investment Securities:
Taxable	172,765	4,077	2.36	173,811	4,081	2.35	148,565	5,524	3.72
Non taxable	59,779	3,128	5.23	76,237	4,228	5.55	94,728	5,518	5.83
Total	232,544	7,205	3.1	250,048	8,309	3.32	243,293	11,042	4.54
Federal funds sold	58,645	138	0.24	109,287	265	0.24	190,878	422	0.22
Interest-bearing deposits
with other banks	11,113	4	0.04	19,922	15	0.08	87,860	104	0.12
Other interest earning
assets	9,762	167	1.71	11,797	97	0.82	13,453	47	0.35
Total earning assets	1,220,277	54,256	4.45%	1,344,828	61,029	4.54%	1,609,564	72,730	4.52%
Allowance for loan losses	(17,379)			(21,495)			(22,530)
Non-earning assets	157,979			167,896			176,265
Total Assets	$1,360,877			$1,491,229			$1,763,299

Liabilities and
Shareholders’ Equity
Interest-bearing
demand deposits	$120,616	$180	0.15%	$98,395	$134	0.14%	$115,478	$387	0.34%
Interest-bearing
money markets	203,497	424	0.21	224,303	748	0.33	286,639	2,418	0.84
Savings deposits	107,964	205	0.19	100,598	277	0.28	83,734	566	0.68
Time deposits:
Less than $100k	214,613	2,696	1.26	290,651	5,650	1.94	366,922	7,802	2.13
$100k or more	198,051	3,054	1.54	267,648	5,090	1.9	388,945	6,910	1.78
Short-term borrowings	38,875	133	0.34	41,780	236	0.56	45,055	283	0.63
Long-term borrowings	198,541	7,273	3.66	217,112	9,071	4.18	252,889	10,798	4.27
Total interest-bearing
liabilities	1,082,157	13,965	1.29%	1,240,487	21,206	1.71%	1,539,662	29,164	1.89%
Non-interest-bearing
deposits	160,145			135,365			109,145
Other liabilities	21,258			17,662			13,507
Shareholders’ Equity	97,317			97,715			100,985
Total Liabilities and
Shareholders’ Equity	$1,360,877			$1,491,229			$1,763,299
Net interest income and
spread		$40,291	3.16%		$39,823	2.83%		$43,566	2.63%
Net interest margin			3.30%			2.96%			2.71%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 35% for 2012, 2011 and 2010. The FTE adjustments for the years ended December 31, 2012, 2011 and 2010 were $1,145, $1,533 and $1,983, respectively.

(2)	The average balances of non-accrual loans for the years ended December 31, 2012, 2011 and 2010, which were reported in the average loan balances for these years, were $29,208, $39,806 and $42,506, respectively.

(3)	Net interest margin is calculated as net interest income divided by average earning assets.

(4)	The average yields on investments are based on amortized cost.

[34]

Interest Variance Analysis (1)

Table 2

	2012 Compared to 2011			2011 Compared to 2010
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$(2,345)	$(3,256)	$(5,601)	$(6,605)	$(2,167)	$(8,772)
Taxable Investments	(25)	21	(4)	593	(2,036)	(1,443)
Non-taxable Investments	(861)	(239)	(1,100)	(1,026)	(264)	(1,290)
Federal funds sold	(119)	(8)	(127)	(196)	39	(157)
Other interest earning assets	(189)	248	59	(624)	586	(38)
Total interest income	(3,539)	(3,234)	(6,773)	(7,858)	(3,842)	(11,700)

Interest Expense:
Interest-bearing demand deposits	33	13	46	(23)	(230)	(253)
Interest-bearing money markets	(43)	(281)	(324)	(206)	(1,465)	(1,671)
Savings deposits	14	(86)	(72)	47	(336)	(289)
Time deposits less than $100	(955)	(1,999)	(2,954)	(1,480)	(672)	(2,152)
Time deposits $100 or more	(1,073)	(963)	(2,036)	(2,305)	485	(1,820)
Short-term borrowings	(10)	(93)	(103)	(18)	(29)	(47)
Long-term borrowings	(680)	(1,118)	(1,798)	(1,495)	(232)	(1,727)
Total interest expense	(2,714)	(4,527)	(7,241)	(5,480)	(2,479)	(7,959)

Net interest income	$(825)	$1,293	$468	$(2,378)	$(1,363)	$(3,741)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $9.4 million for the year ended 2012, compared to $9.2 million for the year ended December 31, 2011.  The higher provision expense was primarily due to the aforementioned $9.0 million charge-off of the shared national credit for an ethanol plant (included in C&I loans) during the first quarter of 2012. We also experienced a reduction in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains/(losses), and the percentage changes during these years:

(Dollars in thousands)	2012	2011	% Change
Service charges on deposit accounts	$2,851	$3,019	-5.56%
Other service charge income	788	652	20.86%
Debit card income	2,010	2,125	-5.41%
Trust department income	4,608	4,413	4.42%
Insurance commissions	11	2,424	-99.55%
Bank owned life insurance (BOLI)	1,778	1,030	72.62%
Brokerage commissions	778	767	1.43%
Other income	806	536	50.37%
Total other operating income	$13,630	$14,966	-8.93%

[35]

Other operating income, exclusive of gains, decreased $1.3 million during 2012 when compared to 2011. Service charge income and debit card income both remained stable when comparing 2012 and 2011. Bank owned life insurance income increased due to the $.7 million one-time, tax free death benefit that occurred in March 2012. Insurance commissions decreased $2.4 million due to the sale of the assets of the Insurance Agency effective January 1, 2012. The sale did not have a material impact on our financial condition or results of operations. Other income increased $.3 million in 2012 when compared to 2011 offset by a slight decline of $.1 million in debit card income. Trust department income increased $.2 million when comparing 2012 to 2011. Trust assets under management were $637 million at December 31, 2012 and $595 million at December 31, 2011.

Net gains of $1.7 million were reported through other income during 2012, compared to net gains of $2.3 million during 2011. The decrease in net gains in 2012 was primarily attributable to an increase of $.7 million in net gains on sales of investment securities offset by the $1.4 million gain on the sale of indirect auto loans in 2011.

Other Operating Expense

The following table shows the major components of other operating expense for the past two years and the percentage changes during these years:

(Dollars in thousands)	2012	2011	% Change
Salaries and employee benefits	$19,481	$20,225	-3.68%
Other expenses	7,061	7,426	-4.92%
FDIC premiums	1,985	2,362	-15.96%
Equipment	2,624	3,015	-12.97%
Occupancy	2,719	2,804	-3.03%
Data processing	2,886	2,744	5.17%
Professional services	1,292	1,575	-17.97%
Other real estate owned expense	890	2,410	-63.07%
Miscellaneous loan fees	580	849	31.68%
Total other operating expense	$39,518	$43,410	-8.97%

Other operating expenses decreased $3.9 million (9.0%) for the year ended December 31, 2012 when compared to the year ended December 31, 2011. The decrease was due to a decline of $.7 million in salaries and benefits resulting primarily from a reduction of full-time equivalent employees as a result of the sale of the assets of the Insurance Agency on January 1, 2012. A decline of $.4 million in FDIC premiums attributable to the repayment of brokered deposits also impacted the reduced expenses. Other real estate expenses decreased $1.5 million in 2012 when compared to 2011 primarily due to a $.5 million decrease in write-downs, an increase of $.7 in gains on sales of properties and an increase in OREO rental income of $.3 million. A decrease of $.4 million in equipment expense was the result of reduced depreciation during 2012 when compared to 2011. Other miscellaneous expenses, such as legal and professional, marketing, consulting and postage, were also reduced when comparing 2012 to 2011 as management continued its vigilance in maintaining and reducing operating expenses.

Applicable Income Taxes

Due to improved operating results in 2012, we recognized a tax expense of $.9 million in 2012, compared to a net tax benefit of $.6 million in 2011. See Note 17 to the Consolidated Financial Statements under the heading “Income Taxes” for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.5 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

At December 31, 2012 the Corporation has federal net operating losses (“NOL”) of approximately $10.0 million and West Virginia NOLs of approximately $5.3 million for which deferred tax assets of $3.5 million and $0.2 million, respectively, have been recorded at December 31, 2012.   The federal and West Virginia NOLs were created in 2011 and 2010 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance is not required for 2012 on the Federal and West Virginia NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward period. This determination is based primarily on the ability of the Corporation to immediately generate approximately $13.4 million of taxable income through tax planning strategies, irrespective of any additional future operating income. At December 31, 2012 these strategies include the ability to generate approximately $4.1 million in taxable gains through the sale of investment securities, approximately $8.0 million in taxable gains through the sale of its Bank Owned Life Insurance and approximately $1.3 million in taxable gains through the sale of its fixed rate mortgage portfolio.

[36]

The Corporation has Maryland net operating loss carry-forwards of $28.4 million for the NOL of the Parent Company for which a deferred tax asset of $1.5 million has been recorded at December 31, 2012.  There has been and continues to be a full valuation allowance on the Parent Company’s NOL based on the fact that it is more likely than not that this deferred tax asset will not be realized because the Parent company files a separate tax return and has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire beginning in 2019. The valuation allowance of $1.5 million at December 31, 2012 reflects an increase of $.1 million from the level at December 31, 2011.

In addition, we have concluded that no valuation allowance is deemed necessary for the Corporation’s remaining Federal and State deferred tax assets at December 31, 2012 as it is more likely than not (defined a level of likelihood that is more than 50 percent) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods. In making this determination, management considered the following:

•	the expected reversal of all but $1.9 million of the total $3.4 million of deferred tax liabilities at December 31, 2012 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2012;
•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $7.5 - $8.5 million and recurring annual decreases in unfavorable permanent items.

We will need to generate future taxable income of approximately $74 - $76 million to fully utilize the net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets were $1.32 billion at December 31, 2012, representing a decrease of $70.1 million (5.0%) from assets at December 31, 2011. The decrease resulted from a reduction in loan balances due to payback, charge-off and scheduled principal amortization and a strategic decision to continue to deploy excess cash to repay wholesale borrowings and brokered certificates of deposit and invest in investment securities during 2012.

The total interest-earning asset mix at December 31, 2012 remained consistent when compared to 2011. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2012	2011
Cash and cash equivalents	6%	5%
Net loans	65%	66%
Investments	17%	18%

[37]

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2012	2011
Total deposits	80%	79%
Total borrowings	18%	19%

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

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio for the past five years:

(In millions)	2012	2011	2010	2009	2008
Commercial real estate	$298.8	$336.2	$348.6	$326.8	$322.4
Acquisition and development	128.4	142.9	156.9	231.7	227.0
Commercial and industrial	69.0	78.7	70.0	81.3	77.7
Residential mortgage	346.9	347.2	356.7	373.2	382.0
Consumer	31.7	33.7	77.6	108.9	125.4
Total Loans	$874.8	$938.7	$1,009.8	$1,121.9	$1,134.5

Comparing December 31, 2012 to December 31, 2011, outstanding loans decreased by $63.9 million (6.8%). CRE loans decreased $37.4 million as a result of payoffs of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. C&I loans decreased $9.7 million due to the single $9.0 million charge-off during the year, and residential mortgages declined $.3 million. A&D loans decreased $14.5 million due to principal repayments and charge offs. The residential mortgage portfolio remained stable as new production offset regularly scheduled principal payments on and refinancings of existing loans and due to management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio declined $2.0 million due to repayment activity in the indirect auto portfolio which exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks and management’s decision to de-emphasize this line of business.

[38]

At December 31, 2012, approximately 60% of the commercial loan portfolio was collateralized by real estate, compared to approximately 64% at December 31, 2011.

At December 31, 2012, adjustable interest rate loans made up 64% of total loans, compared to 63% at December 31, 2011. Fixed–interest rate loans made up 36% of the total loan portfolio at December 31, 2012, compared to 37% of total loans at December 31, 2011.

Comparing December 31, 2011 to December 31, 2010, outstanding loans decreased by $38.6 million (3.8%), net of the sale of $32.5 million of the indirect auto portfolio. CRE loans decreased $12.4 million as a result of the payoff of several large loans, charge-offs of loan balances and ongoing scheduled principal payments. C&I loans increased $8.7 million and residential mortgages declined $9.5 million. A&D loans decreased $14.0 million due primarily to principal repayments and charge offs. The decrease in the residential mortgage portfolio was attributable to regularly scheduled principal payments on existing loans and management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio declined $43.9 million due primarily to the sale of $32.5 million of retail installment contracts in our indirect auto loan portfolio and $11.4 million of repayment activity in the indirect auto portfolio exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks. At December 31, 2011, approximately 64% of the commercial loan portfolio was collateralized by real estate, compared to approximately 71% at December 31, 2010.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2012:

Maturities of Loan Portfolio at December 31, 2012

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$26,606	$61,644	$210,601	$298,851
Acquisition and Development	37,549	31,520	59,322	128,391
Commercial and Industrial	14,056	22,409	32,548	69,013
Residential Mortgage	14,899	6,432	325,588	346,919
Consumer	8,826	19,347	3,482	31,655
Total Loans	$101,936	$141,352	$631,541	$874,829

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	39,922	98,860	174,803	313,585
Adjustable-Interest Rate Loans	62,014	42,492	456,738	561,244
Total Loans	$101,936	$141,352	$631,541	$874,829

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

[39]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2012	2011	2010	2009	2008
Non-accrual loans:
Commercial real estate	$6,194	$10,069	$11,893	$4,046	$2,175
Acquisition and development	10,778	14,938	16,269	37,244	16,520
Commercial and industrial	176	9,364	1,355	0	2,338
Residential mortgage	2,731	3,796	5,236	5,227	3,434
Consumer	36	21	152	67	86
Total non-accrual loans	$19,915	$38,188	$34,905	$46,584	$24,553

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0	$0	$0	$0	$513
Acquisition and development	200	128	128	0	430
Commercial and industrial	0	0	44	0	174
Residential mortgage	1,888	1,509	2,437	1,483	1,686
Consumer	58	142	183	287	673
Total accruing loans past due 90 days or more	$2,146	$1,779	$2,792	$1,770	$3,476

	$22,061	$39,967	$37,697	$48,354	$28,029

Restructured Loans (TDRs):
Performing	$12,134	$10,657	$5,506	$22,160	$349
Non-accrual (included above)	5,540	7,385	9,593	13,321	119
Total TDRs	$17,674	$18,042	$15,099	$35,481	$468

Other Real Estate Owned	$17,513	$16,676	$18,072	$7,591	$2,424

Impaired loans without a valuation allowance	$39,361	$41,778	$42,890	$102,553	$66,816
Impaired loans with a valuation allowance	8,481	20,048	19,713	28,677	16,519
Total impaired loans	$47,842	$61,826	$62,603	$131,230	$83,335
Valuation allowance related to impaired loans	$1,632	$3,951	$4,366	$7,624	$4,759

Non-Accrual Loans as a % of Applicable Portfolio

	2012	2011	2010	2009	2008
Commercial real estate	2.1%	3.0%	3.4%	1.2%	0.7%
Acquisition and development	8.4%	10.5%	10.4%	16.1%	7.3%
Commercial and industrial	0.3%	11.9%	1.9%	0.0%	3.0%
Residential mortgage	0.8%	1.1%	1.5%	1.4%	0.9%
Consumer	0.1%	0.1%	0.2%	0.1%	0.1%

[40]

Interest income not recognized as a result of placing loans on non-accrual status was $1.7 million for the year ended December 31, 2012, and there was $94,000 of interest income recognized on a cash basis during 2012.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $28.2 million at December 31, 2012 and $23.6 million at December 31, 2011. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $3.1 million during the year ended December 31, 2012, due to the addition of $4.8 million of loans added to performing accrued status, partially offset by $1.7 million of net principal repayments received in the year. The new performing impaired balances were related to two relationships. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of TDRs by loan class at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$273	2	$287
All other CRE	5	5,676	1	3,162
Acquisition and development
1-4 family residential construction	1	2,052	1	2,489
All other A&D	4	2,330	4	2,645
Commercial and industrial	2	557	1	693
Residential mortgage
Residential mortgage – term	4	1,246	5	1,381
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	18	$12,134	14	$10,657

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	6	4,600	7	6,719
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	492	1	218
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	9	5,540	9	7,385
Total TDRs	27	$17,674	23	$18,042

[41]

The level of TDRs decreased $.4 million during 2012, reflecting the addition of eight loans totaling $3.9 million to performing TDRs and one loan totaling $.3 million to non-accrual TDRs, as well as the re-modification of five loans totaling $7.6 million already in performing TDRs. Principal payments of $1.3 million on performing TDRs and $2.0 million on non-performing TDRs were received in 2012. Additionally, $.8 million of performing TDRs and a $.2 non-performing TDR were paid-off during 2012. Three loans totaling $.3 million that had been modified at market rates prior to December 31, 2011 were removed from performing TDRs during 2012 because the borrowers had made at least six consecutive payments and were current at the time of reclassification.

At December 31, 2012, additional funds of up to $2.1 million were committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million, and interest income recognized on all TDRs was $.6 million in 2012.

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

The ALL decreased to $16.0 million at December 31, 2012, compared to $19.5 million at December 31, 2011. The provision for loan losses for the year ended December 31, 2012 increased to $9.4 million from $9.2 million for the year ended December 31, 2011. Net charge-offs rose to $12.8 million for the year ended December 31, 2012, compared to $11.8 million for the year ended December 31, 2011. Included in the net charge-offs for the year ended December 31, 2012 were the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant, a $1.1 million charge-off for a participation loan, and a $.9 million charge-off for a non owner-occupied commercial real estate loan. The increased provision expense was primarily due to these three large charge-offs. The ratio of the ALL to loans outstanding as of December 31, 2012 was 1.83%, which was lower than the 2.08% at December 31, 2011 due to the charge-off or removal of specific allocations as a result of changing circumstances.

The ratio of net charge-offs to average loans for the year ended December 31, 2012 was 1.41%, compared to 1.24% for the year ended December 31, 2011. Relative to December 31, 2011, all segments of loans, with the exception of C&I and residential mortgage loans, showed improvement. The net charge-off ratio for CRE loans as of December 31, 2012 was .67%, compared to 2.02% as of December 31, 2011. The net charge-off ratio for A&D loans as of December 31, 2012 was .29%, compared to 1.91% as of December 31, 2011. The ratios for C&I loans were 12.1% and .99% for December 31, 2012 and December 31, 2011, respectively, as a result of the $9.0 million full charge-off described above. The residential mortgage ratios were .33% and .32% for December 31, 2012 and December 31, 2011, respectively, and the consumer loan ratios were .69% and 1.17%, for December 31, 2012 and December 31, 2011, respectively. Without the $9.0 million C&I charge-off, the ratio of net charge-offs to average loans in 2012 would have been .41% and a net recovery rate of .18% for C&I loans.

Accruing loans past due 30 days or more declined to 2.39% of the loan portfolio at December 31, 2012, compared to 2.86% at December 31, 2011. The decrease for 2012 was primarily due to the full payoff of two past due CRE loans totaling $5.2 million in 2012. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $19.9 million as of December 31, 2012, compared to $38.2 million as of December 31, 2011. The $18.3 million decline in non-accrual loans was due primarily to the $9.0 million C&I charge-off as well as the payoff of one $4.4 million CRE loan and payoffs/pay downs of $7.4 million on three A&D loans during 2012. Non-accrual loans which have been subject to a partial charge-off totaled $6.7 million as of December 31, 2012, compared to $13.4 million as of December 31, 2011.

[42]

Management believes that the ALL at December 31, 2012 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

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

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2012	2011	2010	2009	2008
Balance, January 1	$19,480	$22,138	$20,090	$14,347	$7,304
Charge-offs:
Commercial real estate	(2,289)	(6,886)	(543)	(729)	(109)
Acquisition and development	(809)	(3,055)	(9,770)	(3,902)	(838)
Commercial and industrial	(9,402)	(840)	(2,225)	(2,246)	(2,951)
Residential mortgage	(1,314)	(1,664)	(2,008)	(1,495)	(672)
Consumer	(650)	(893)	(1,791)	(2,413)	(2,025)
Total charge-offs	(14,464)	(13,338)	(16,337)	(10,785)	(6,595)
Recoveries:
Commercial real estate	156	95	94	103	0
Acquisition and development	420	322	1,097	40	23
Commercial and industrial	464	57	538	201	33
Residential mortgage	177	550	391	80	120
Consumer	424	499	539	516	537
Total recoveries	1,641	1,523	2,659	940	713
Net credit losses	(12,823)	(11,815)	(13,678)	(9,845)	(5,882)
Provision for loan losses	9,390	9,157	15,726	15,588	12,925
Balance at end of period	$16,047	$19,480	$22,138	$20,090	$14,347

Allowance for loan losses to loans outstanding (as %)	1.83%	2.08%	2.19%	1.79%	1.26%
Net charge-offs to average loans outstanding during the period (as %)	1.41%	1.24%	1.28%	0.87%	0.54%

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

[43]

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,
(In thousands)	2012	% of Total Loans	2011	% of Total Loans	2010	% of Total Loans	2009	% of Total Loans	2008	% of Total Loans
Commercial real estate	$5,206	34%	$6,218	36%	$8,658	35%	$5,351	29%	$3,289	28%
Acquisition and development	5,029	15%	7,190	15%	6,345	16%	7,922	21%	3,396	20%
Commercial and industrial	906	8%	2,190	8%	1,345	7%	1,945	7%	2,318	7%
Residential mortgage	4,507	39%	3,430	37%	4,211	35%	3,061	33%	3,437	34%
Consumer	399	4%	452	4%	1,579	7%	1,811	10%	1,907	11%
Total	$16,047	100%	$19,480	100%	$22,138	100%	$20,090	100%	$14,347	100%

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2012			2011			2010
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. government agencies	$40,334	$40,320	18%	$25,490	$25,580	11%	$24,813	$24,850	11%
Residential mortgage-
backed agencies	43,596	44,108	20%	43,630	44,552	18%	53,424	54,317	24%
Commercial mortgage-backed agencies	37,330	37,618	17%	48,112	48,277	19%	0	0	0
Collateralized mortgage
obligations	31,836	31,731	14%	48,120	48,351	20%	45,448	45,958	20%
Obligations of states and
political subdivisions	55,212	58,054	26%	65,424	68,816	28%	94,250	94,724	41%
Collateralized debt
obligations	36,798	11,442	5%	36,385	9,447	4%	36,533	9,838	4%
Total available for sale	$245,106	$223,273	100%	$267,161	$245,023	100%	$254,468	$229,687	100%
Securities Held to Maturity:
Obligations of states and political subdivisions	$4,040	$4,347	100%	$0	$0	0%	$0	$0	0%

Total investment securities decreased $17.4 million during 2012 when compared to the balance at December 31, 2011. At December 31, 2012, the securities classified as available-for-sale included a net unrealized loss of $21.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to the collateralized debt obligations (“CDOs”). Two tax increment fund bonds were moved to held to maturity during the first quarter of 2012 reflecting management’s intent to hold the securities until the earlier of their full repayment or maturity.

As discussed in Note 24 to the Consolidated Financial Statements, we measure fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

[44]

Approximately $211.8 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $3.5 million at December 31, 2012. The remaining $11.4 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $25.4 million in unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $16.9 million represent non-credit related OTTI charges on 13 of the securities, while $8.5 million of unrealized losses relates to five securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2012.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	672	511	(161)	C	303,112	19.46%	118,000	(13,122)	-11.12%	13 / 17
Preferred Term Security XI*	B-1	1,350	420	(930)	C	635,775	28.67%	391,105	(117,044)	-29.93%	42 / 62
Preferred Term Security XVI*	C	237	209	(28)	C	606,040	40.86%	324,060	(161,209)	-49.75%	34 / 56
Preferred Term Security XVIII	C	2,115	493	(1,622)	C	676,565	28.57%	466,479	(97,549)	-20.91%	49 / 75
Preferred Term Security XVIII*	C	3,033	740	(2,293)	C	676,565	28.57%	466,479	(97,549)	-20.91%	49 / 75
Preferred Term Security XIX*	C	3,041	530	(2,511)	C	700,535	23.86%	472,731	(135,846)	-28.74%	46 / 66
Preferred Term Security XIX*	C	1,316	227	(1,089)	C	700,535	23.86%	472,731	(135,846)	-28.74%	46 / 66
Preferred Term Security XIX*	C	1,318	227	(1,091)	C	700,535	23.86%	472,731	(135,846)	-28.74%	46 / 66
Preferred Term Security XIX*	C	2,210	380	(1,830)	C	700,535	23.86%	472,731	(135,846)	-28.74%	46 / 66
Preferred Term Security XXII*	C-1	1,585	470	(1,115)	C	1,386,600	26.54%	913,600	(162,436)	-17.78%	60 / 91
Preferred Term Security XXII*	C-1	3,963	1,175	(2,788)	C	1,386,600	26.54%	913,600	(162,436)	-17.78%	60 / 91
Preferred Term Security XXIII*	C-1	2,082	646	(1,436)	C	1,467,000	22.05%	907,258	(100,112)	-11.03%	86 / 112
Preferred Tern Security XXIII*	D-1	2,210	516	(1,694)	C	1,467,000	22.05%	907,258	(212,580)	-23.43%	86 / 112
Preferred Term Security XXIII*	D-1	737	172	(565)	C	1,467,000	22.05%	907,258	(212,580)	-23.43%	86 / 112
Preferred Term Security XXIV*	C-1	929	147	(782)	C	1,050,600	34.03%	640,494	(224,448)	-35.04%	54 / 86
Preferred Term Security I-P-I	B-2	2,000	1,085	(915)	CCC-	351,000	4.27%	173,500	27,200	15.68%	15 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,310	(1,690)	CCC-	325,000	7.08%	208,875	20,662	9.89%	23 / 25
Preferred Term Security I-P-IV	B-1	5,000	2,184	(2,816)	CCC-	325,000	7.08%	208,875	20,662	9.89%	23 / 25

Total Level 3 Securities Available for Sale		36,798	11,442	(25,356)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 4.27% to 40.86% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

[45]

The market for these securities as of December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced in 2008 first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the continued absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2012, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to assist the Corporation with both the evaluations of OTTI and the fair value determinations for our CDO portfolio. Management believes that there were no material differences in the impairment evaluations and pricing between December 31, 2011 and December 31, 2012.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during 2012.

The risk-based capital regulations require banks to set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of December 31, 2012, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2012 and the weighted average yields on a tax-equivalent basis.

[46]

Investment Security Maturities, Yields, and Fair Values at December 31, 2012

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$0	$0	$22,100	$18,220	$40,320
Residential mortgage-backed agencies	181	17,364	17,863	8,700	44,108
Commercial mortgage-backed agencies	0	25,007	0	12,611	37,618
Collateralized mortgage obligations	14,818	4,554	12,359	0	31,731
Obligations of states and political subdivisions	0	0	22,835	35,219	58,054
Collateralized debt obligations	0	0	0	11,442	11,442
Total	$14,999	$46,925	$75,157	$86,192	$223,273

Percentage of total	6.72%	21.02%	33.66%	38.60%	100.00%
Weighted average yield	-1.15%	2.16%	2.69%	3.28%	2.55%

Held to Maturity:
Obligations of states and political subdivisions	$0	$0	$0	$4,347	$4,347

Percentage of total	0.00%	0.00%	0.00%	100.00%	100.00%
Weighted average yield	0.00%	0.00%	0.00%	3.07%	3.07%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. At December 31, 2012, the collateralized mortgage obligation portion of the portfolio briefly produced a negative yield of 1.23% due to the fact that prepayment speeds spiked, the underlying cash flows are extremely short and the securities are owned at a premium. The short cash flows were purchased to mitigate the possible extension in the mortgage backed securities portion of the portfolio and as a hedge against rising rates. However, the securities are paying much faster than anticipated. Management is reviewing this sector. At December 31, 2012, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2012, 2011 and 2010:

Deposit Balances

Table 10

		2012			2011			2010
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$161,500	$160,145	0	$149,888	$135,365	0	$121,142	$109,145	0
Interest-bearing deposits:
Demand	119,306	120,616	0.15%	101,492	98,395	0.14%	100,472	115,478	0.34%
Money Market:
Retail	202,678	203,497	0.21%	219,488	216,390	0.32%	217,401	218,571	0.67%
Brokered	0	0	0.00%	0	7,913	0.87%	55,545	68,068	1.03%
Savings deposits	109,740	107,964	0.19%	102,561	100,598	0.28%	93,543	83,734	0.68%
Time deposits less than $100K	188,341	214,613	1.26%	216,324	290,651	1.94%	278,588	366,922	2.13%
Time deposits $100K or more:
Retail	164,085	158,298	1.72%	185,045	171,557	2.32%	221,564	127,590	1.18%
Brokered/CDARS	31,234	39,753	0.84%	52,986	96,091	1.01%	213,391	261,355	2.38%
Total Deposits	$976,884	$1,004,886		$1,027,784	$1,116,960		$1,301,646	$1,350,863

[47]

Total deposits decreased $50.9 million during 2012 when compared to deposits at December 31, 2011. The decline in deposits was due to reduced loan demand, a strategic decision to continue to use excess cash to repay wholesale deposits and FHLB advances at their stated maturities and to allow certificates of deposit for non-relationship customers to run off. Time deposits less than $100,000 declined $28.0 million while time deposits greater than $100,000 decreased $42.7 million. Retail money markets also declined by $16.8 million during 2012. These decreases were offset by an increase of $7.2 million in traditional savings accounts, $17.8 million in interest-bearing demand deposits and $11.6 million in non-interest bearing demand deposits. Our internal treasury team continues to promote the strategy of increasing our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2012
Maturities
3 Months or Less	$38,775
3-6 Months	19,882
6-12 Months	30,022
Over 1 Year	106,640
Total	$195,319

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2012	2011	2010
Securities sold under agreements to repurchase	$39,257	$36,868	$39,139
Total short-term borrowings	$39,257	$36,868	$39,139

Long-term FHLB advances	$136,005	$160,314	$196,370
Junior subordinated debentures	46,730	46,730	46,730
Total long-term borrowings	$182,735	$207,044	$243,100

Total borrowings	$221,992	$243,912	$282,239

Average balance (from Table 1)	$237,416	$258,892	$297,944

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2012	2011	2010

Securities sold under agreements to repurchase:
Outstanding at end of year	$39,257	$36,868	$39,139
Weighted average interest rate at year end	0.34%	0.64%	0.72%
Maximum amount outstanding as of any month end	$52,367	$51,403	$49,940
Average amount outstanding	38,812	41,728	41,434
Approximate weighted average rate during the year	0.34%	0.56%	0.68%

Total borrowings decreased by $21.9 million, or 9%, in 2012 when compared to 2011, while the average balance of borrowings decreased by $21.5 million during the same period. Long-term borrowings decreased $24.3 million during 2012 due to the repayment of $23.5 million in FHLB advances and scheduled monthly amortization of long-term advances. This decrease was offset slightly by an increase of $2.4 million in our Treasury Management product.

[48]

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

As of December 31, 2012, we had additional borrowing capacity with the FHLB totaling $24 million, an additional $16 million of unused lines of credit with various financial institutions, $36 million of an unused secured line of credit with the Federal Reserve Bank and approximately $48 million through wholesale money market funds. See Note 12 to the Consolidated Financial Statements for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

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

At December 31, 2012, First United Corporation’s total risk-based capital ratio was 14.13% and the Bank’s total risk-based capital ratio was 14.63%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of First United Corporation and the Bank for year-end 2011 were 13.05% and 13.38%, respectively. The increase for 2012 was due to the reduction in the goodwill and intangible assets associated with the sale of the assets for the Insurance Agency, a change in composition of risk based assets as well as an increase in net income.

As of December 31, 2012, the most recent notification from the regulators categorizes First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements for additional information regarding regulatory capital ratios.

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December 2010, Basel released Basel III, a framework for strengthening international capital and liquidity regulations. Basel III includes defined minimum capital ratios, which must be met when implementation occurs on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country’s banking regulators.

[49]

In June 2012, U.S. Federal banking regulators issued two notices of proposed rulemaking (“NPRs”) that would implement in the United States the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. A third issued NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Corporation.

The first NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions”, would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies (collectively, “banking organizations”). Consistent with the international Basel framework, this NPR would:

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

The proposed new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The proposed capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019.

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

On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received. It is anticipated that the U.S. federal banking agencies will formalize the implementation of the Basel III framework applicable to domestic banks in the United States during 2013.

We are in the process of modeling our capital ratios under various scenarios in light of these NPRs and intend to take appropriate steps to ensure that we will meet the fully-phased in minimum capital requirements, including capital conservation buffers, if and when the NPRs become final.

The total risk based capital ratios of First United Corporation include $40.2 million of junior subordinated debentures which qualified as Tier 1 capital at December 31, 2012, under guidance issued by the FRB. First United Corporation will monitor the finalization of the Basel III Capital Rules, including whether its junior subordinated debentures will continue to qualify for Tier 1 capital under the final rules.

In January 2009, pursuant to the Treasury’s TARP CPP and in return for $30 million, First United Corporation sold to the Treasury the shares of its Series A Preferred Stock and the Warrant to purchase 326,323 shares of its common stock for an exercise price of $13.79 per share. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 14 to the Consolidated Financial Statements.

[50]

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of December 31, 2012, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume quarterly cash dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payment that was due in March 2011. As of December 31, 2012, this deferral election remained in effect and cumulative deferred interest was approximately $4.4 million, which has been fully accrued and must be paid in full when the Board of Directors elects to terminate the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

We actively manage our liquidity position through weekly meetings of a sub-committee of executive management, known as the internal treasury team, which looks forward 12 months at 30-day intervals. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Monthly reviews by management and quarterly reviews by the Asset and Liability Committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

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

[51]

4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

Throughout 2011 and 2012, management implemented a strategic plan to utilize excess liquidity to repay brokered deposits, non-relationship certificates of deposit and wholesale FHLB advances at their stated maturities. The reduction in these liabilities, deemed to be volatile funding by regulatory definition, has not had an impact on our levels of liquidity.

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

Throughout 2012, we continued to shift our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipate a flat to rising rate environment in the future. As of December 31, 2012, we were asset sensitive.

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

[52]

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

Based on the simulation analysis performed at December 31, 2012 and 2011, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2012	2011
+400 basis points	$4,041	$2,548
+300 basis points	$4,023	$2,300
+200 basis points	$3,494	$1,937
+100 basis points	$2,061	$1,182
-100 basis points	$(3,763)	$(984)

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

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the heading “Market Risk and Interest Sensitivity”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[53]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

We have audited the accompanying consolidated statement of financial condition of First United Corporation and subsidiaries (“Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First United Corporation as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania
March 15 , 2013

[54]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2012	2011

Assets
Cash and due from banks	$71,290	$52,049
Interest bearing deposits in banks	11,778	13,058
Cash and cash equivalents	83,068	65,107
Investment securities – available-for-sale (at fair value)	223,273	245,023
Investment securities – held to maturity (fair value $4,347)	4,040	0
Restricted investment in bank stock, at cost	8,349	10,726
Loans	874,829	938,694
Allowance for loan losses	(16,047)	(19,480)
Net loans	858,782	919,214
Premises and equipment, net	29,455	30,826
Goodwill and other intangible assets, net	11,004	14,432
Bank owned life insurance	31,407	31,435
Deferred tax assets	28,882	28,711
Other real estate owned	17,513	16,676
Accrued interest receivable and other assets	25,010	28,715
Total Assets	$1,320,783	$1,390,865

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$161,500	$149,888
Interest bearing deposits	815,384	877,896
Total deposits	976,884	1,027,784

Short-term borrowings	39,257	36,868
Long-term borrowings	182,735	207,044
Accrued interest payable and other liabilities	23,002	22,513
Total Liabilities	1,221,878	1,294,209

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2012 and 2011 (discount of $75 and $140, respectively)	29,925	29,860
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,199 shares at December 31, 2012 and 6,183 shares at December 31, 2011	62	62
Surplus	21,573	21,500
Retained earnings	69,168	66,196
Accumulated other comprehensive loss	(21,823)	(20,962)
Total Shareholders’ Equity	98,905	96,656
Total Liabilities and Shareholders’ Equity	$1,320,783	$1,390,865

See notes to consolidated financial statements

[55]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except share and per share amounts)

	Year ended December 31
	2012	2011
Interest income
Interest and fees on loans	$46,690	$52,289
Interest on investment securities
Taxable	4,077	4,081
Exempt from federal income tax	2,035	2,749
Total investment income	6,112	6,830
Other	309	377
Total interest income	53,111	59,496
Interest expense
Interest on deposits	6,559	11,899
Interest on short-term borrowings	133	236
Interest on long-term borrowings	7,273	9,071
Total interest expense	13,965	21,206
Net interest income	39,146	38,290
Provision for loan losses	9,390	9,157
Net interest income after provision for loan losses	29,756	29,133
Other operating income
Changes in fair value on impaired securities	850	406
Portion of gain recognized in other comprehensive income (before taxes)	(850)	(425)
Net securities impairment losses recognized in operations	0	(19)
Net gains – other	1,708	2,321
Total net gains	1,708	2,302
Service charges	3,639	3,671
Trust department	4,608	4,413
Insurance commissions	11	2,424
Debit card income	2,010	2,125
Bank owned life insurance	1,778	1,030
Brokerage commissions	778	767
Other	806	536
Total other income	13,630	14,966
Total other operating income	15,338	17,268
Other operating expenses
Salaries and employee benefits	19,481	20,225
FDIC premiums	1,985	2,362
Equipment	2,624	3,015
Occupancy	2,719	2,804
Data processing	2,886	2,744
Professional services	1,292	1,575
Other real estate owned expenses	890	2,410
Miscellaneous loan fees	580	849
Other	7,061	7,426
Total other operating expenses	39,518	43,410
Income before income tax expense	5,576	2,991
Applicable income tax expense/(benefit)	913	(635)
Net Income	4,663	3,626
Accumulated preferred stock dividends and discount accretion	(1,691)	(1,609)
Net Income Available to Common Shareholders	$2,972	$2,017
Basic and diluted net income per common share	$0.48	$0.33
Weighted average number of basic and diluted shares outstanding	6,193,774	6,177,184

See notes to consolidated financial statements

[56]

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands, except per share data)

	Year ended
	December 31,
Components of Comprehensive Income (in thousands)	2012	2011
Net Income	$4,663	$3,626

Available for sale (AFS) securities with OTTI:
Securities with OTTI charges during the period	850	406
Less: OTTI charges recognized in income	0	(19)
Unrealized gains on investments with OTTI	850	425
Taxes	(314)	(172)
Net unrealized gains on investments with OTTI	536	253

Available for sale securities – all other:
Unrealized holding gains during the period	1,850	3,499
Less: reclassification adjustment for gains
recognized in income	1,545	875
Less: securities with OTTI charges during the period	850	406
Unrealized (losses)/gains on all other AFS securities	(545)	2,218
Taxes	212	(895)

Net unrealized (losses)/gains on all other AFS securities	(333)	1,323

Net unrealized gains on AFS securities	203	1,576

Derivative instruments:
Unrealized gains/(losses) on cash flow hedges	185	(202)
Taxes	(76)	82
Net unrealized gains/(losses) on cash flow hedges	109	(120)

Defined benefit plans:
Net actuarial losses during the period	(2,420)	(4,729)
Less: amortization recognized in income	(475)	(375)
Defined benefit plans liability adjustment	(1,945)	(4,354)
Taxes	772	1,757
Net defined benefit plans liability adjustment	(1,173)	(2,597)
Other comprehensive loss, net of tax	(861)	(1,141)

Comprehensive income	$3,802	$2,485

See accompanying notes to the consolidated financial statements

[57]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except per share amounts)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2011	$29,798	$62	$21,422	$64,179	$(19,821)	$95,640

Net income				3,626		3,626
Other comprehensive loss					(1,141)	(1,141)
Stock based compensation			78			78
Preferred stock discount accretion	62			(62)		0
Preferred stock dividends deferred				(1,547)		(1,547)

Balance at December 31, 2011	29,860	62	21,500	66,196	(20,962)	96,656

Net income				4,663		4,663
Other comprehensive loss					(861)	(861)
Stock based compensation			73			73
Preferred stock discount accretion	65			(65)		0
Preferred stock dividends deferred				(1,626)		(1,626)

Balance at December 31, 2012	$29,925	$62	$21,573	$69,168	$(21,823)	$98,905

See notes to consolidated financial statements

[58]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31
	2012	2011
Operating activities
Net income	$4,663	$3,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	9,390	9,157
Depreciation	1,992	2,349
Stock compensation	73	78
Amortization of intangible assets	0	268
Gain on sales of Insurance assets	(88)	0
Gain on sales of other real estate owned	(995)	(285)
Write-downs of other real estate owned	1,489	1,986
Gain on sale of loans held for sale	0	(1,366)
Gain on loan sales	(167)	(86)
Proceeds from sale of loans held for sale	0	33,902
Loss on disposal of fixed assets	92	6
Net amortization of investment securities discounts and premiums	1,565	1,785
Other-than-temporary-impairment loss on securities	0	19
Gain on sales of investment securities – available-for-sale	(1,545)	(875)
Amortization of deferred loan fees	(629)	(593)
Decrease in accrued interest receivable and other assets	1,785	11,587
Deferred tax expense/(benefit)	400	(1,538)
(Decrease)/increase in accrued interest payable and other liabilities	(1,042)	4,046
Earnings on bank owned life insurance	(1,778)	(1,030)
Net cash provided by operating activities	15,205	63,036

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	70,562	80,315
Proceeds from sales of investment securities available-for-sale	46,220	84,396
Purchases of investment securities available-for-sale	(98,787)	(178,333)
Proceeds from sales of other real estate owned	5,982	6,017
Proceeds from loan sales	25,392	10,606
Proceeds from disposal of fixed assets	567	0
Proceeds from sale of insurance assets	3,604	0
Proceeds from BOLI death benefit	1,806	0
Net decrease in FHLB stock	2,377	1,723
Net decrease in loans	19,133	10,459
Purchases of premises and equipment	(1,280)	(236)
Net cash provided by investing activities	75,576	14,947

Financing activities
Net decrease in deposits	(50,900)	(273,862)
Net increase/(decrease) in short-term borrowings	2,389	(2,271)
Proceeds from long-term borrowings	20,000	0
Payments on long-term borrowings	(44,309)	(36,056)
Net cash used in financing activities	(72,820)	(312,189)
Increase/(decrease) in cash and cash equivalents	17,961	(234,206)
Cash and cash equivalents at beginning of the year	65,107	299,313
Cash and cash equivalents at end of period	$83,068	$65,107

Supplemental information
Interest paid	$12,062	$19,985
Taxes paid	$620	$0
Non-cash investing activities:
Transfers from loans to other real estate owned	$7,313	$6,322
Transfers from loans to loans held for sale	$0	$32,536
Transfers from securities available for sale to held-to-maturity	$4,040	$0

See notes to consolidated financial statements

[59]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance agency. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank owns a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 27 offices and 29 automated teller machines.

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and four counties in West Virginia.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2012 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

[60]

The Corporation accounts for its investment in a Low Income Housing Tax Credit Partnership, Liberty Mews Limited Partnership, utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2012, approximately 15%, or $128 million, of total loans were secured by real estate acquisition, construction and development projects, with $104 million performing according to their contractual terms and $24 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $24 million impaired loans, $7 million were troubled debt restructurings (“TDRs”) performing according to their modified terms, $6 million were performing impaired, and $11 million were non-performing at December 31, 2012. No single industry or borrower comprises greater than 10% of total loans as of December 31, 2012, and the Corporation does not have any significant concentrations in any one industry or customer. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

Investments

The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities. Securities bought and held principally for the purpose of selling them in the near term are classified as trading account securities and reported at fair value with unrealized gains and losses included in net gains/losses in other operating income. Securities purchased with the intent and ability to hold the securities to maturity are classified as held-to-maturity securities and are recorded at amortized cost. All other investment securities are classified as available-for-sale. These securities are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are reported at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in consolidated statement of comprehensive income, net of applicable income taxes.

The amortized cost of debt securities is adjusted for the amortization of premiums to the first call date, if applicable, or to maturity, and for the accretion of discounts to maturity, or, in the case of mortgage-backed securities, over the estimated life of the security. Such amortization and accretion is included in interest income from investments. Interest and dividends are included in interest income from investments. Gains and losses on the sale of securities are recorded using the specific identification method.

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2012.

[61]

The Corporation recognizes dividends on a cash basis. For the year ended December 31, 2012, dividends of $167,000 were recognized in earnings. For the comparable period of 2011, dividends of $96,500 were recognized in earnings.

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

Allowance for Loan Losses

An ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $44,000 at December 31, 2012 and 2011.

[62]

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

Other intangible assets with finite lives consisted of insurance agency books of business, which represent the present value of future net income to be earned from acquired books of business. Effective January 1, 2012, the Corporation sold the assets and related book of business intangibles of the Insurance Agency.

Bank-Owned Life Insurance (“BOLI”)

BOLI policies are recorded at their cash surrender values. Changes in the cash surrender values are recorded as other operating income.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less the cost to sell at the date of foreclosure, with any losses charged to the ALL, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance, sales gains and losses, and revenue and expenses from holding and operating properties are all included in net expenses from other real estate owned.

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

State corporate income tax returns are filed annually. Federal and state returns may be selected for examination by the Internal Revenue Service and the states where we file, subject to statutes of limitations. At any given point in time, the Corporation may have several years of filed tax returns that may be selected for examination or review by taxing authorities. With few exceptions, we are no longer subject to U.S. Federal, State, and local income tax examinations by tax authorities for years prior to 2009.

Interest and penalties on income taxes are recognized as a component of income tax expense.

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the funded status of the defined benefit pension plan is recognized as an asset, and the supplemental executive retirement plan is recognized as a liability in the Consolidated Statements of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Refer to Note 18 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

[63]

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at December 31, 2012.

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

The American Recovery and Reinvestment Act (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in the Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the TARP CPP assistance is repaid.

Stock-based awards were made to non-employee directors in 2012 and 2011. Five thousand dollars of their annual retainer is paid in stock. Beginning in 2011, the non-employee directors were given the option to elect to take up to 100% of their annual cash retainer also in stock. The 2012 and 2011 grants totaled 16,526 and 16,720, respectively, of fully-vested shares having a fair market value of $5.14 and $5.68, respectively, per share. Director stock compensation expense was $73,000 for the year ended December 31, 2012 and $78,000 for the year ended December 31, 2011.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2012.

[64]

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 creates new presentation requirements which will require an entity to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety during the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public companies, the guidance in ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. Adoption of ASU 2013-02 will not affect the Corporation’s financial position or results of operations, but will impact the presentation of the Corporation’s financial statements.

2.	Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2012 or December 31, 2011.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012			2011
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$4,663			$3,626
Preferred stock dividends deferred	(1,626)			(1,547)
Discount accretion on preferred stock	(65)			(62)

Net income available to common shareholders	$2,972	6,194	$0.48	$2,017	6,177	$0.33

3.	Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2012 and 2011:

	For the year ended
	December 31,
(in thousands)	2012	2011
Other-than-temporary impairment charges:
Available-for-sale securities	$0	$(19)

Net gains – other:
Available-for-sale securities:
Realized gains	1,740	1,083
Realized losses	(195)	(208)
Gain on sale of consumer loans	167	86
Gain on sale of insurance assets	88	0
Gain on sale of indirect auto loans	0	1,366
Loss on disposal of fixed assets	(92)	(6)
Net gains – other	1,708	2,321
Net gains	$1,708	$2,302

[65]

4.	Regulatory Capital Requirements

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

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets)
Consolidated	$155,560	14.13%	$88,052	8.00%	$110,065	10.00%
First United Bank & Trust	160,381	14.63%	87,702	8.00%	109,627	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	138,011	12.54%	44,026	4.00%	66,039	6.00%
First United Bank & Trust	146,360	13.35%	43,851	4.00%	65,776	6.00%
Tier 1 Capital (to average assets)
Consolidated	138,011	10.32%	53,499	4.00%	66,874	5.00%
First United Bank & Trust	146,360	10.98%	53,326	4.00%	66,657	5.00%

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to risk-weighted assets)
Consolidated	$152,280	13.05%	$93,342	8.00%	$116,677	10.00%
First United Bank & Trust	155,651	13.38%	93,035	8.00%	116,294	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	131,884	11.30%	46,671	4.00%	70,006	6.00%
First United Bank & Trust	140,818	12.11%	46,517	4.00%	69,776	6.00%
Tier 1 Capital (to average assets)
Consolidated	131,884	9.10%	57,953	4.00%	72,441	5.00%
First United Bank & Trust	140,818	9.75%	57,782	4.00%	72,228	5.00%

[66]

As of December 31, 2012 and 2011, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at December 31, 2012 when compared to December 31, 2011. The increase was due to the reduction in the goodwill associated with the sale of the assets for First United Insurance Group, a change in composition of risk based assets as well as net income for the year ending 2012.

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

In June 2012, U.S. Federal banking regulators issued two notices of proposed rulemaking (“NPRs”) that would implement in the United States the Basel III regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. A third issued NPR related to banks that are internationally active or that are subject to market risk rules is not applicable to the Company.

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

The proposed new minimum regulatory capital requirements would be phased in from January 1, 2013 through January 1, 2016. The proposed capital conservation buffer would be phased in from January 1, 2016 through January 1, 2019.

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

On November 9, 2012, following a public comment period, the U.S. federal banking agencies issued a joint press release announcing that the January 1, 2013 effective date was being delayed so the agencies could consider operational and transitional issues identified in the large volume of public comments received. It is anticipated that the U.S. federal banking agencies will formalize the implementation of the Basel III framework applicable to domestic banks in the United States during 2013.

We are in the process of modeling our capital ratios under various scenarios in light of these NPRs and intend to take appropriate steps to ensure that we meet the fully-phased in minimum capital requirements, including capital conservation buffers, if and when these NPRs are finalized.

[67]

The total risk based capital ratios of First United Corporation include $40.2 million of junior subordinated debentures which qualified as Tier 1 capital at December 31, 2012, under guidance issued by the FRB. The Company will monitor the finalization of the Basel III Capital Rules, including whether its junior subordinated debentures will continue to qualify for Tier 1 capital under the final rules.

In January 2009, pursuant to the TARP CPP, First United Corporation sold 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) and a related warrant to purchase 326,323 shares of its common stock for an exercise price of $13.79 per share to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the warrant qualifies as tangible common equity.

5.	Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	December 31,	December 31,
	2012	2011
Cash and due from banks, weighted average interest rate of 0.18% (at December 31, 2012)	$71,290	$52,049

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2012 and 2011, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), M&T Bank (“M&T”), and CBB.

	December 31,	December 31,
	2012	2011
FHLB daily investments, interest rate of 0.005% (at December 31, 2012)	$3,306	$4,244
FTN daily investments, interest rate of 0.09% (at December 31, 2012)	1,350	1,350
M&T daily investments, interest rate of 0.25% (at December 31, 2012)	6,037	6,379
CBB Fed Funds sold, interest rate of 0.22% (at December 31, 2012)	1,085	1,085
	$11,778	$13,058

[68]

6.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2012 and 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCL
December 31, 2012
Available for Sale:
U.S. government agencies	$40,334	$97	$111	$40,320	$0
Residential mortgage-backed agencies	43,596	703	191	44,108	0
Commercial mortgage-backed agencies	37,330	288	0	37,618	0
Collaterized mortgage obligations	31,836	188	293	31,731	0
Obligations of states and political subdivisions	55,212	2,842	0	58,054	0
Collateralized debt obligations	36,798	0	25,356	11,442	16,876
Total available for sale	$245,106	$4,118	$25,951	$223,273	$16,876
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$542	$235	$4,347	$0

December 31, 2011
Available for Sale:
U.S. government agencies	$25,490	$107	$17	$25,580	$0
Residential mortgage-backed agencies	43,630	1,059	137	44,552	0
Commercial mortgage-backed agencies	48,112	216	51	48,277	0
Collateralized mortgage obligations	48,120	436	205	48,351	0
Obligations of states and political subdivisions	65,424	3,400	8	68,816	0
Collateralized debt obligations	36,385	0	26,938	9,447	17,726
Total available for sale	$267,161	$5,218	$27,356	$245,023	$17,726

Proceeds from sales of available-for-sale securities and the realized gains and losses are as follows:

(in thousands)	2012	2011
Proceeds	$46,220	$84,396
Realized gains	1,740	1,083
Realized losses	195	208

[69]

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2012 and 2011:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
December 31, 2012
Available for Sale:
U.S. government agencies	$18,220	$111	$0	$0
Residential mortgage-backed agencies	22,407	191	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	16,576	293	450	0	*
Obligations of states and political subdivisions	0	0	0	0
Collateralized debt obligations	0	0	11,442	25,356
Totals	$57,203	$595	$11,892	$25,356
Held to Maturity:
Obligations of states and political subdivisions	$2,765	$235	$0	$0

* - De Minimus

December 31, 2011
Available for Sale:
U.S. government agencies	$9,983	$17	$0	$0
Residential mortgage-backed agencies	16,229	136	4,779	1
Commercial mortgage-backed agencies	20,320	51	0	0
Collateralized mortgage obligations	10,651	82	557	123
Obligations of states and political subdivisions	0	0	2,805	8
Collateralized debt obligations	0	0	9,447	26,938
Totals	$57,183	$286	$17,588	$27,070

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO “) portfolio consisting of pooled trust preferred securities. Based on management’s review of the third party evaluations, management believes that there were no material differences in the valuations between December 31, 2012 and December 31, 2011.

U.S. Government Agencies - Three U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of December 31, 2012. These securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI existed at December 31, 2012. There were no agency securities for which the cost has been less than market value for a period longer than 12 months.

[70]

Residential Mortgage-Backed Agencies - Five residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of December 31, 2012. All of these securities are of the highest investment grade and the Corporation does not intend to sell them, nor is it more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI existed at December 31, 2012.

Collateralized Mortgage Obligations – One collateralized mortgage obligation security at December 31, 2012 has been in an unrealized loss position for 12 months or more. Four collateralized mortgage obligation securities have been in a slight unrealized loss position for less than 12 months as of December 31, 2012. The Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

Obligations of State and Political Subdivisions – The Corporation owns two tax increment fund bonds in the held to maturity portfolio. One of these bonds has been in an unrealized loss position for less than 12 months. This bond is not rated by the rating agencies and was underwritten by the Corporation prior to purchase and is periodically reviewed for credit quality. Therefore, management does not consider this investment to be other-than-temporarily impaired at December 31, 2012.

Collateralized Debt Obligations - The $25.4 million in unrealized losses greater than 12 months at December 31, 2012 relates to 18 pooled trust preferred securities that comprise the CDO portfolio. See Note 24 for a discussion of the methodology used by management to determine the fair values of these securities. The Corporation recorded $19 thousand in credit-related non cash OTTI for the year ended 2011 and did not record any credit-related non-cash OTTI charges for the year ended December 31, 2012. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold:

	For the year ended
(in thousands)	December 31, 2012	December 31, 2011
Balance of credit-related OTTI at January 1	$14,424	$14,653
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	19
Reduction for increases in cash flows expected to be collected	(465)	(248)
Balance of credit-related OTTI at December 31	$13,959	$14,424

[71]

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2012 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due after five years through ten years	$43,613	$44,935
Due after ten years	88,731	64,881
	132,344	109,816
Residential mortgage-backed agencies	43,596	44,108
Commercial mortgage-backed agencies	37,330	37,618
Collateralized mortgage obligations	31,836	31,731
	$245,106	$223,273
Held to Maturity:
Due after ten years	$4,040	$4,347

At December 31, 2012 and 2011, investment securities with a fair value of $157 million and $147 million, respectively, were pledged as permitted or required to secure public and trust deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2012 and December 31, 2011:

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
December 31, 2012
Total loans	$298,851	$128,391	$69,013	$346,919	$31,655	$874,829
Individually evaluated for impairment	$15,941	$24,112	$3,449	$4,304	$36	$47,842
Collectively evaluated for impairment	$282,910	$104,279	$65,564	$342,615	$31,619	$826,987

December 31, 2011
Total loans	$336,234	$142,871	$78,697	$347,220	$33,672	$938,694
Individually evaluated for impairment	$16,942	$25,699	$13,048	$6,116	$21	$61,826
Collectively evaluated for impairment	$319,292	$117,172	$65,649	$341,104	$33,651	$876,868

[72]

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

During the second quarter of 2011, the Bank sold $32.5 million of the indirect auto portfolio that was included in the consumer loan class.

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

(in thousands)	2012
Balance at January 1	$11,741
Loans or advances	5,233
Repayments	(5,243)
Balance at December 31	$11,731

Management uses a 10-point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first six categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The Special Mention category includes assets that are currently protected but are potentially weak, resulting in an undue and unwarranted credit risk, but not to the point of justifying a Substandard classification. Loans in the Substandard category have well-defined weaknesses that jeopardize the liquidation of the debt, and have a distinct possibility that some loss will be sustained if the weaknesses are not corrected. All loans greater than 90 days past due are considered Substandard. Only the portion of a specific allocation of the allowance for loan losses that management believes is associated with a pending event that could trigger loss in the short term is classified in the Doubtful category. Any portion of a loan that has been charged off is placed in the Loss category. It is possible for a loan to be classified as Substandard in the internal risk rating system, but not considered impaired under GAAP, due to the broader reach of “well-defined weaknesses” in the application of the Substandard definition.

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

[73]

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of December 31, 2012 and 2011:

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial real estate
Non owner-occupied	$126,230	$6,464	$18,840	$0	$151,534
All other CRE	110,365	9,072	27,880	0	147,317
Acquisition and development
1-4 family residential construction	9,284	1,101	5,967	0	16,352
All other A&D	79,136	1,073	31,830	0	112,039
Commercial and industrial	60,234	2,029	6,750	0	69,013
Residential mortgage
Residential mortgage - term	255,993	751	11,885	0	268,629
Residential mortgage – home equity	75,935	195	2,160	0	78,290
Consumer	31,376	22	257	0	31,655
Total	$748,553	$20,707	$105,569	$0	$874,829

December 31, 2011
Commercial real estate
Non owner-occupied	$119,574	$4,222	$32,212	$0	$156,008
All other CRE	123,713	18,307	38,206	0	180,226
Acquisition and development
1-4 family residential construction	11,512	0	5,572	0	17,084
All other A&D	81,268	935	43,584	0	125,787
Commercial and industrial	62,152	697	15,848	0	78,697
Residential mortgage
Residential mortgage - term	250,701	1,817	15,408	0	267,926
Residential mortgage – home equity	75,517	34	3,743	0	79,294
Consumer	33,147	34	491	0	33,672
Total	$757,584	$26,046	$155,064	$0	$938,694

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

[74]

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of December 31, 2012 and December 31, 2011:

					Total Past
		30-59 Days	60-89 Days	90 Days+	Due and still
(in thousands)	Current	Past Due	Past Due	Past Due	accruing	Non-Accrual	Total Loans
December 31, 2012
Commercial real estate
Non owner-occupied	$146,796	$321	$64	$0	$385	$4,353	$151,534
All other CRE	143,108	2,368	0	0	2,368	1,841	147,317
Acquisition and development
1-4 family residential construction	16,280	61	0	0	61	11	16,352
All other A&D	100,232	619	221	200	1,040	10,767	112,039
Commercial and industrial	68,228	580	29	0	609	176	69,013
Residential mortgage
Residential mortgage - term	251,673	7,446	5,244	1,639	14,329	2,627	268,629
Residential mortgage – home equity	77,224	583	130	249	962	104	78,290
Consumer	30,434	800	327	58	1,185	36	31,655
Total	$833,975	$12,778	$6,015	$2,146	$20,939	$19,915	$874,829
December 31, 2011
Commercial real estate
Non owner-occupied	$146,150	$359	$209	$0	$568	$9,290	$156,008
All other CRE	173,342	558	5,547	0	6,105	779	180,226
Acquisition and development
1-4 family residential construction	17,009	0	75	0	75	0	17,084
All other A&D	109,351	840	530	128	1,498	14,938	125,787
Commercial and industrial	69,119	182	32	0	214	9,364	78,697
Residential mortgage
Residential mortgage - term	249,719	10,106	3,753	1,386	15,245	2,962	267,926
Residential mortgage – home equity	77,486	476	375	123	974	834	79,294
Consumer	31,478	1,560	471	142	2,173	21	33,672
Total	$873,654	$14,081	$10,992	$1,779	$26,852	$38,188	$938,694

Non-accrual loans which have been subject to a partial charge-off totaled $6.7 million as of December 31, 2012, compared to $13.4 million as of December 31, 2011.

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012 and December 31, 2011.

[75]

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
December 31, 2012
Total ALL	$5,206	$5,029	$906	$4,507	$399	$16,047
Individually evaluated for impairment	$126	$1,506	$0	$0	$0	$1,632
Collectively evaluated for impairment	$5,080	$3,523	$906	$4,507	$399	$14,415

December 31, 2011
Total ALL	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Individually evaluated for impairment	$92	$2,718	$1,139	$2	$0	$3,951
Collectively evaluated for impairment	$6,126	$4,472	$1,051	$3,428	$452	$15,529

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and (i) is either in nonaccrual status, or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

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

[76]

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2012 and December 31, 2011:

			Impaired
			Loans with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
(in thousands)	Investment	Allowances	Investment	Investment	Balance
December 31, 2012
Commercial real estate
Non owner-occupied	$0	$0	$5,309	$5,309	$7,929
All other CRE	1,019	126	9,613	10,632	10,785
Acquisition and development
1-4 family residential construction	2,052	471	10	2,062	2,062
All other A&D	5,410	1,035	16,640	22,050	26,232
Commercial and industrial	0	0	3,449	3,449	3,449
Residential mortgage
Residential mortgage - term	0	0	3,755	3,755	4,086
Residential mortgage – home equity	0	0	549	549	549
Consumer	0	0	36	36	36
Total impaired loans	$8,481	$1,632	$39,361	$47,842	$55,128

December 31, 2011
Commercial real estate
Non owner-occupied	$448	$92	$9,129	$9,577	$14,765
All other CRE	0	0	7,365	7,365	7,390
Acquisition and development
1-4 family residential construction	2,489	859	0	2,489	2,577
All other A&D	7,850	1,859	15,360	23,210	27,712
Commercial and industrial	9,043	1,139	4,005	13,048	13,137
Residential mortgage
Residential mortgage - term	218	2	4,816	5,034	5,488
Residential mortgage – home equity	0	0	1,082	1,082	1,177
Consumer	0	0	21	21	33
Total impaired loans	$20,048	$3,951	$41,778	$61,826	$72,279

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

[77]

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

Management has identified a number of additional qualitative factors which it uses to supplement the historical charge-off factor because these factors are likely to cause estimated credit losses associated with the existing loan pools to differ from historical loss experience. The additional factors that are evaluated quarterly and updated using information obtained from internal, regulatory, and governmental sources are: (i) national and local economic trends and conditions; (ii) levels of and trends in delinquency rates and non-accrual loans; (iii) trends in volumes and terms of loans; (iv) effects of changes in lending policies; (v) experience, ability, and depth of lending staff; (vi) value of underlying collateral; and (vii) concentrations of credit from a loan type, industry and/or geographic standpoint.

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

Activity in the ALL is presented for the years ended December 31, 2012 and December 31, 2011:

		Acquisition	Commercial
	Commercial	and	and	Residential
(in thousands)	Real Estate	Development	Industrial	Mortgage	Consumer	Total
ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(2,289)	(809)	(9,402)	(1,314)	(650)	(14,464)
Recoveries	156	420	464	177	424	1,641
Provision	1,121	(1,772)	7,654	2,214	173	9,390
ALL balance at December 31, 2012	$5,206	$5,029	$906	$4,507	$399	$16,047

ALL balance at January 1, 2011	$8,658	$6,345	$1,345	$4,211	$1,579	$22,138
Charge-offs	(6,886)	(3,055)	(840)	(1,664)	(893)	(13,338)
Recoveries	95	322	57	550	499	1,523
Provision	4,351	3,578	1,628	333	(733)	9,157
ALL balance at December 31, 2011	$6,218	$7,190	$2,190	$3,430	$452	$19,480

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[78]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	December 31, 2012			December 31, 2011
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$7,237	$34	$0	$12,643	$44	$91
All other CRE	9,385	318	49	6,781	269	52
Acquisition and development
1-4 family residential construction	2,248	87	0	2,834	94	0
All other A&D	24,018	481	0	25,860	547	81
Commercial and industrial	5,747	150	0	11,960	155	0
Residential mortgage
Residential mortgage - term	4,755	117	38	6,415	144	16
Residential mortgage – home equity	828	17	7	724	14	4
Consumer	46	0	0	53	0	0
Total	$54,264	$1,204	$94	$67,270	$1,267	$244

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy to compete in the current interest rate environment, and to re-amortize or extend a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a TDR when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status. A loan may be removed from being reported as aTDR in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months.

The volume and type of TDR activity is considered in the assessment of the local economic trend qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

[79]

There were 27 loans totaling $17.7 million and 23 loans totaling $18.0 million that were classified as TDRs at December 31, 2012 and December 31, 2011, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment	Contracts	Investment
(in thousands)		(1)		(1)
For the year ended December 31, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	1	3,110	0	0	4	2,634
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,125
All other A&D	0	0	1	134	1	1,889
Commercial and industrial	0	0	0	0	1	247
Residential mortgage
Residential mortgage – term	2	584	2	765	1	284
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total (2)	3	$3,694	3	$899	8	$7,179

For the year ended December 31, 2011
Commercial real estate
Non owner-occupied	0	$0	3	$809	0	$0
All other CRE	1	3,233	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,491
All other A&D	0	0	8	8,508	2	328
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	2	234	2	513	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total (2)	3	$3,467	13	$9,830	3	$2,819

Notes:

(1)	The post-modification recorded investment balances were the same as the pre-modification recorded investment balances, as there were no charge-offs as a result of any of the restructurings.
(2)	Includes 8 existing TDRs totaling $6.7 million that were restructured in 2011 and 5 existing TDRs totaling $7.5 million that were restructured in 2012 with new terms providing a concession.

If a loan was considered to be impaired prior to modification as a TDR, then there is no impact on the ALL as a result of the modification because the loan was already being evaluated individually for impairment. If a loan was not impaired prior to modification as a TDR, then there could be an impact on the ALL as a result of the modification because of the movement of the loan from the pools of loans being evaluated collectively for impairment to being evaluated individually for impairment. There was a $55,000 reduction to the ALL relating to eight loans totaling $3.7 million modified as TDRs in 2012, resulting from the movement of these loans being evaluated collectively for impairment to being evaluated individually for impairment. There was a $220,000 reduction to the ALL relating to four loans totaling $5.5 million modified as TDRs in 2011, resulting from the movement of these loans being evaluated collectively for impairment to being evaluated individually for impairment. The volume, type and performance of TDR activity are considered in the assessment of the local economic trends qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

[80]

There were no TDRs considered to be in payment default in 2012. In 2011, two other A&D TDRs, totaling $2.3 million, that were modified in 2011 were transferred to non-accrual status subsequent to their modification and were considered to be in payment default.

At December 31, 2012 and 2011, additional funds of up to $2.1 million and $1.6 million, respectively, were committed to be advanced in connection with TDRs.

8.	Other Real Estate Owned

The following table presents the components of OREO as of December 31, 2012 and 2011:

	2012	2011
Commercial real estate	$5,559	$2,913
Acquisition and development	9,831	12,602
Residential mortgage	2,123	1,161
Total OREO	$17,513	$16,676

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2012 and 2011:

	2012	2011
Balance January 1	$1,745	$0
Fair value write-down	1,489	1,986
Sales of OREO	(468)	(241)
Balance December 31	$2,766	$1,745

The following table presents the components of OREO expenses, net for the years ended December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
(Gains)/losses on real estate, net	$(995)	$(285)
Fair value write-down	1,489	1,986
Expenses, net	914	858
Rental income	(518)	(149)
Total OREO expenses, net	$890	$2,410

9.	Premises and Equipment

The composition of premises and equipment at December 31 is as follows:

(in thousands)	2012	2011
Land	$8,725	$9,297
Land Improvements	1,168	1,112
Premises	25,247	25,299
Furniture and Equipment	17,380	16,671
Capital Lease	535	535
	53,055	52,914
Less accumulated depreciation	(23,600)	(22,088)
Total	$29,455	$30,826

The Corporation recorded depreciation expense of $2.0 million and $2.3 million in 2012 and 2011, respectively.

[81]

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2012, future minimum rent commitments under these leases for future years are as follows: (i) $3.5 million for 2013; (ii) $3.3 million for 2014; (iii) $2.5 million for 2015; (iv) $2.5 million for 2016; (v) $2.4 million for 2017; and (vi) $6.5 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total rent expense for offices amounted to $.5 million in 2012 and $.6 million in 2011.

10.	Goodwill and Other Intangible Assets

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2012 is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 that is not subject to periodic amortization.

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

Throughout 2012, consistent with First United Corporation’s peer group, the shares of First United Corporation common stock traded below its book value.  At December 31, 2012, First United Corporation’s stock price was below its tangible book value.  Management believed that these circumstances could indicate the possibility of impairment. Accordingly, management consulted a third party valuation specialist to assist it with the determination of the fair value of First United Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in the common stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of First United Corporation. The income approach is a discounted cash flow analysis that is determined by adding (i) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that First United Corporation could generate over the next five years and (ii) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future.  The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

Significant assumptions used in the above methods include:

•	Net income from First United Corporation’s forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 10.0% based on the most recent [third quarter of 2012] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 298 basis points;
•	A price to tangible book multiple of 1.16, which was the median multiple of commercial bank mergers and acquisitions during 2012 for selling banks and holding companies with non-performing assets to average assets between 2.0% and 4.0%, as provided by Sheshunoff & Co.; and
•	A capitalization rate of 7.0% (discount rate of 10.0% adjusted for a conservative growth rate of 3.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 68%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.44 and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2012 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

[82]

The significant components of goodwill and acquired intangible assets at December 31 are as follows:

	2012				2011
	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining	Gross Carrying	Accumulated	Net Carrying	Weighted Average Remaining
(In thousands)	Amount	Amortization	Amount	Life	Amount	Amortization	Amount	Life
Goodwill	$14,812	$(3,808)	$11,004		$16,664	$(3,808)	$12,856
Insurance agency book of business	0	0	0	0	2,341	(765)	1,576	0
Total	$14,812	$(3,808)	$11,004		$19,005	$(4,573)	$14,432

There was no amortization expense relating to intangible assets in 2012. The $1.85 million of goodwill and $1.58 million of intangible assets associated with the insurance agency were de-recognized through the sale of assets effective January 1, 2012. Amortization expense relating to intangible assets was $.3 million in 2011.

11.	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $195.3 million and $238.0 million at December 31, 2012 and 2011, respectively. At December 31, 2012, $3.8 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2012 (in thousands):

2013	$149,735
2014	68,021
2015	50,303
2016	55,388
2017	60,213
Thereafter	0

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2012, executive officers and directors had approximately $16.6 million in deposits with the Corporation.

12.	Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2012	2011
Securities sold under agreements to repurchase:
Outstanding at end of year	$39,257	$36,868
Weighted average interest rate at year end	0.34%	0.64%
Maximum amount outstanding as of any month end	52,367	$51,403
Average amount outstanding	$38,812	41,728
Approximate weighted average rate during the year	0.34%	0.56%

At December 31, 2012, the repurchase agreements were secured by $56.9 million in available-for-sale investment securities.

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year:

[83]

(In thousands)	2012	2011
FHLB advances, bearing fixed interest rates ranging from 1.00% to 3.69% at December 31, 2012	$136,005	$160,314
Junior subordinated debt, bearing variable interest rates ranging from 2.16% to 3.06% at December 31, 2012	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2012	10,801	10,801
Total long-term debt	$182,735	$207,044

At December 31, 2012, the long-term FHLB advances were secured by $154.5 million in loans and $5.4 million in investment securities.

The contractual maturities of long-term borrowings are as follows:

	December 31,
	2012
	Fixed	Floating		2011
	Rate	Rate	Total	Total
Due in 2012	$0	$0	$0	$44,250
Due in 2013	0	0	0	0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Thereafter	116,806	30,929	147,735	127,794
Total long-term debt	$146,806	$35,929	$182,735	$207,044

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2012, the available line of credit equaled $381 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$124,972
Commercial loans	3,959
Multi-family loans	239
Home equity loans	25,370
Investment securities	5,370
$159,910

At December 31, 2012, $23.9 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $16.0 million with various financial institutions and a $36 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2012, there were no borrowings under these credit facilities. In addition, there was approximately $48 million of available funding through brokered money market funds at December 31, 2012.

Repurchase Agreements - The Bank has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities that we own and are held in safekeeping at independent correspondent banks.

FHLB Advances - The FHLB advances consist of various borrowings with maturities generally ranging from five to 10 years with initial fixed rate periods of one, two or three years. After the initial fixed rate period, the FHLB has one or more options to convert each advance to a LIBOR based, variable rate advance, but the Bank may repay the advance in whole or in part, without a penalty, if the FHLB exercises its option. At all other times, the Bank’s early repayment of any advance could be subject to a prepayment penalty.

[84]

13.	Junior Subordinated Debentures and Restrictions on Dividends

In March 2004, Trust I and Trust II issued preferred securities with an aggregate liquidation amount of $30.0 million to third-party investors and issued common equity with an aggregate liquidation amount of $.9 million to First United Corporation. Trust I and Trust II used the proceeds of these offerings to purchase an equal amount of TPS Debentures, as follows:

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.06% at December 31, 2012), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.06% at December 31, 2012) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.16% at December 31, 2012). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011. As of December 31, 2012, this deferral election remained in effect and accumulated deferred interest in the amount of $4.4 million has been accrued and are reflected in the consolidated financial statements. All accumulated deferred interest must be paid in full when the Board of Directors elects to terminate the deferral of interest payments. Management cannot predict whether or when the Board of Directors will terminate the deferral prior to the 20-quarter maximum permitted by the terms of the TPS Debentures. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot, and have not, been deferred.

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to defer the payment of quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date. As of December 31, 2012, this deferral election remained in effect and accumulated deferred dividends in the amount of $3.5 million ($118.30 per share) have been accrued and are reflected on the consolidated financial statements. During the deferral period, dividends continue to accrue at the rate of $.4 million per dividend period. All accumulated deferred dividends must be paid in full if and when the Board of Directors declares the next quarterly cash dividend. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

[85]

In December 2010, the Board of Directors of First United Corporation voted to suspend the payment of cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

14.	Preferred Stock

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

Until the date on which the Treasury disposes of the Series A Preferred Stock, without the consent of the Treasury, First United Corporation is prohibited from increasing its quarterly cash dividend paid on common stock above $0.20 per share and from repurchasing or redeeming any shares of its capital stock, and the Trusts are prohibited from redeeming their trust preferred securities.

See Note 13 for information about First United Corporation’s election to defer quarterly cash dividend payments on the Series A Preferred Stock.

15.	Variable Interest Entities

As noted in Note 13, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2012, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were $10.0 million at December 31, 2012 and $10.9 million at December 31, 2011.

Through December 31, 2012, the Bank had made contributions to the Partnership totaling $6.1 million. The project was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

[86]

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

At December 31, 2012 and December 31, 2011, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2012, the Corporation’s commitment in the Partnership is fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	December 31,	December 31,
(In thousands)	2012	2011
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,498	$5,980
Maximum exposure to loss	5,498	5,980

16.	Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the activity in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2011	$(10,825)	$(3,956)	$(496)	$(4,203)	$(341)	$(19,821)
Net gain/(loss) during period	253	1,323	(120)	(2,742)	145	(1,141)
Balance – December 31, 2011	$(10,572)	$(2,633)	$(616)	$(6,945)	$(196)	$(20,962)
Net gain/(loss) during period	536	(333)	109	(1,317)	144	(861)
Balance – December 31, 2012	$(10,036)	$(2,966)	$(507)	$(8,262)	$(52)	$(21,823)

[87]

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(In thousands)	2012	2011
Current Tax expense:
Federal	$417	$233
State	96	670
	$513	$903
Deferred tax expense/(benefit):
Federal	$22	$(1,291)
State	378	(247)
	$400	$(1,538)
Income tax expense/(benefit) for the year	$913	$(635)

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2012	2011
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(11.9)	(30.7)
Tax-exempt BOLI income	(11.2)	(12.1)
State income tax, net of federal tax benefit	7.9	6.3
Tax credits	(10.1)	(22.5)
Other	6.7	2.7
	16.4%	(21.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,446	$7,862
Deferred loan fees	70	134
Deferred compensation	704	624
Federal and State Tax loss carry forwards	5,289	4,291
AMT and Other carry forwards	1,712	985
Unrealized loss on investment securities available-for-sale	8,771	8,935
Pension/SERP	1,677	935
Other than temporary impairment on investment securities	5,937	5,965
Other real estate owned	1,243	1,836
Other	1,874	1,716
Total deferred tax assets	33,723	33,283
Valuation allowance	(1,471)	(1,364)
Total deferred tax assets less valuation allowance	32,252	31,919
Deferred tax liabilities:
Amortization of goodwill and core deposit intangible	(1,857)	(1,507)
Depreciation	(1,409)	(1,601)
Other	(104)	(100)
Total deferred tax liabilities	(3,370)	(3,208)
Net deferred tax assets	$28,882	$28,711

State income tax expense amounted to $.5 million during 2012 and $.4 million during 2011.

[88]

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry-back or carry-forward period available under the tax law during the periods in which temporary differences are deductible. The Corporation has considered future market growth, forecasted earnings, future taxable income, and feasible and permissible tax planning strategies in determining whether it will be able to realize the deferred tax asset. If the Corporation was to determine that it would not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Corporation was to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit would be recorded.

At December 31, 2012 the Corporation has federal net operating losses (“NOL”) of approximately $10.0 million and West Virginia NOLs of approximately $5.3 million for which deferred tax assets of $3.5 million and $0.2 million, respectively, have been recorded at December 31, 2012.   The federal and West Virginia NOLs were created in 2011 and 2010 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance is not required for 2012 on the Federal and West Virginia NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward period. This determination is based primarily on the ability of the Corporation to immediately generate approximately $13.4 million of taxable income through tax planning strategies, irrespective of any additional future operating income. At December 31, 2012 these strategies include the ability to generate approximately $4.1 million in taxable gains through the sale of investment securities, approximately $8.0 million in taxable gains through the sale of its Bank Owned Life Insurance and approximately $1.3 million in taxable gains through the sale of its fixed rate mortgage portfolio.

The Corporation has Maryland net operating loss carry-forwards of $28.4 million for the NOL of the Parent Company for which a deferred tax asset of $1.5 million has been recorded at December 31, 2012.  There has been and continues to be a full valuation allowance on the Parent Company’s NOL based on the fact that it is more likely than not that this deferred tax asset will not be realized because the Parent company files a separate tax return and has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire beginning in 2019. The valuation allowance of $1.5 million at December 31, 2012 reflects an increase of $.1 million from the level at December 31, 2011.

In addition, based on our evaluation of the four sources of taxable income, we have concluded that no valuation allowance is deemed necessary for the Corporation’s remaining Federal and State deferred tax assets at December 31, 2012 as it is more likely than not (defined a level of likelihood that is more than 50 percent) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

18.	Employee Benefit Plans

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

During 2001, the Bank established an unfunded supplemental executive retirement plan (the “SERP”) to provide senior management personnel with supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Bank acquired BOLI policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs.

The benefit obligation activity for both the Pension Plan and SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service, after that date. Effective January 1, 2013, the plan was amended to unfreeze the plan for those employees for whom the sum of (i) their ages, at their closest birthday, plus (ii) years of service for vesting purposes equals 80 or greater. The “soft freeze” continues to apply to all other plan participants. Pension benefits for these participants will be managed through discretionary contributions to the 401(k) Profit Sharing Plan (the “401(k) Plan”). We anticipate the plan changes to have a minimal impact to the financial statements.

[89]

First United Corporation will assess the need for future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder.  The Bank expects to fund the annual projected benefit payments for the SERP from operations.

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP plans:

	Pension		SERP
(In thousands)	2012	2011	2012	2011
Change in Benefit Obligation
Obligation at the beginning of the year	$26,540	$22,600	$4,814	$4,404
Service cost	0	0	114	322
Interest cost	1,380	1,430	245	233
Change in discount rate assumption	3,933	3,442	0	(54)
Actuarial (gains)/losses	(437)	0	(100)	(47)
Benefits paid	(1,076)	(932)	(83)	(44)
Obligation at the end of the year	30,340	26,540	4,990	4,814
Change in Plan Assets
Fair value at the beginning of the year	29,037	29,152	0	0
Actual return on plan assets	3,193	817	0	0
Employer contribution	0	0	83	44
Benefits paid	(1,076)	(932)	(83)	(44)
Fair value at the end of the year	31,154	29,037	0	0
Funded Status	$814	$2,497	$(4,990)	$(4,814)

	Pension		SERP
	2012	2011	2012	2011
Components of Net Pension Cost
Service cost	$0	$0	$114	$322
Interest cost	1,380	1,430	245	233
Expected return on assets	(2,211)	(2,225)	0	0
Amortization of transition asset	(39)	(39)	0	0
Amortization of recognized loss	379	279	15	20
Amortization of prior service cost	12	12	123	123
Net pension (income)/expense in employee benefits	$(479)	$(543)	$497	$698

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	4.00%	5.00%	5.25%	5.25%
Discount rate for net pension cost	5.00%	6.00%	0	0
Expected long-term return on assets	7.75%	7.75%	0	0
Rate of compensation increase	3.00%	4.00%	3.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $30.8 million and $25.4 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for the SERP was $4.5 million and $4.3 million at December 31, 2012 and 2011, respectively.

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

[90]

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

Portfolio risk is managed in large part by a focus on diversification across multiple levels as well as an emphasis on financial strength. For example, current investment policies restrict initial investments in debt securities to be rated investment grade at the time of purchase. Also, with the exception of the highest rated securities (e.g. - U.S. Treasury or government-backed agency securities), no more than 10% of the portfolio may be invested in a single entity’s securities. As a result of the previously noted approaches to controlling portfolio risk, any concentrations of risk would be associated with general systemic risks faced by industry sectors or the portfolio as a whole.

Assets in the Pension Plan are valued by the Corporation’s accounting system provider who utilizes a third party pricing service. Valuation data is based on actual market data for stocks and mutual funds (Level 1) and matrix pricing for bonds (Level 2). Cash and cash equivalents are also considered Level 1 within the fair value hierarchy.

[91]

As of December 31, 2012 and 2011, the value of Pension Plan investments was as follows:

December 31, 2012			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$3,377	10.8%	$3,377	$0
Fixed income securities:
U.S. Government and Agencies	138	0.4%	0	138
Taxable municipal bonds and notes	1,882	6.0%	0	1,882
Corporate bonds and notes	7,990	25.7%	0	7,990
Preferred stock	736	2.4%	0	736
Fixed income mutual funds	2,826	9.1%	2,826	0
Total fixed income	13,572	43.6%	2,826	10,746
Equities:
Large Cap	11,132	35.7%	11,132	0
Mid Cap	1,543	5.0%	1,543	0
Small Cap	840	2.7%	840	0
International	690	2.2%	690	0
Total equities	14,205	45.6%	14,205	0
Total market value	$31,154	100.0%	$20,408	$10,746

December 31, 2011			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$367	1.4%	$367	$0
Fixed income securities:
U.S. Government and Agencies	473	1.6%	0	473
Taxable municipal bonds and notes	1,483	5.1%	0	1,483
Corporate bonds and notes	7,031	24.2%	0	7,031
Preferred stock	710	2.4%	0	710
Fixed income mutual funds	2,206	7.6%	2,206	0
Total fixed income	11,903	40.9%	2,206	9,697
Equities:
Large Cap	12,446	42.9%	12,446	0
Mid Cap	2,183	7.5%	2,183	0
Small Cap	1,230	4.2%	1,230	0
International	908	3.1%	908	0
Total equities	16,767	57.7%	16,767	0
Total market value	$29,037	100.0%	$19,340	$9,697

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2012, the 25-year average return on pension portfolio assets was 8.12%. Monte Carlo simulations modeled against the normalized asset class targets for the pension portfolio suggest an expected long-term return average of 7.28% with a 95% confidence level. Actual and simulated returns have been impacted materially by two significant bear markets that covered four years since the turn of the millennium. Some long-term data suggests that U.S. equities may be near an inflection point to improving multi-year performance. For example, Ibbotson data from 1826 through 2009 indicates that rolling 10-year returns exhibit some cyclicality. These returns recently touched historical lows and may be turning upward. In addition, the December 2007 recession ended in mid-2009, suggesting further progress toward economic recovery and positive investment performance. The expected long-term return used for 2012 was 7.75%. Based on the above considerations, it is considered appropriate to maintain the forward expected long-term rates of return at 7.75%.

[92]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2012 or 2011.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2013	$1,053	$127
2014	1,085	194
2015	1,119	187
2016	1,203	179
2017	1,235	237
2018-2022	7,830	1,901

First United Corporation will evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2012 and 2011, net of tax, are as follows:

	2012		2011
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$8,278	$13	$6,977	$83
Unrecognized prior service costs	42	39	49	113
Net transition asset	(58)	0	(81)	0
	$8,262	$52	$6,945	$196

Other changes in plan assets and benefit obligations recognized in other comprehensive loss during the year ended December 31, 2012 were as follows:

Defined Benefit Pension Plan
Net actuarial loss during the period	$(2,435)
Reclassification into income:
Amortization of prior service costs	12
Amortization of transition asset	(39)
Amortization of unrecognized loss	379
(2,083)
Supplemental Executive Retirement Plan
Net actuarial gain during the period	15
Reclassification into income:
Amortization of prior service costs	123
138
Change in Plan Assets and Benefit Costs	(1,945)
Tax effect	772
Amount included in other comprehensive loss, net of tax	$(1,173)

[93]

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$123
Net transition asset	(39)	0
Net actuarial loss	506	15
	$479	$138

19.	401(k) Profit Sharing Plan

The First United Corporation 401(k) Plan is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of First United Corporation and its subsidiaries. Eligible employees can elect to contribute to the plan through payroll deductions. The first 1% of contributions of an employee’s base salary are matched at 100% and the next 5% are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.7 million in 2012 and $.4 million in 2011.

20.	Federal Reserve Requirements

The Bank is required to maintain cash reserves with the Reserve Bank based principally on the type and amount of its deposits. During 2012, the daily average amount of these required reserves was approximately $1.0 million.

21.	Restrictions on Dividend Payments

First United Corporation is subject to an informal agreement with the Reserve Bank which requires it to seek the prior approval of the Reserve Bank before making any dividend payment or other distribution on its capital securities or other securities that qualify as Tier 1 capital.  On November 15, 2010, First United Corporation, at the request of the Reserve Bank, deferred regular quarterly cash dividend payments on its Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the deferral prohibits First United Corporation from paying dividends or other distributions on its common stock.  On December 15, 2010, First United Corporation, at the request of the Reserve Bank, elected to defer regular quarterly interest payments on its TPS Debentures, beginning with the payments that are due in March 2011.  This deferral likewise prohibits First United Corporation from paying any dividends or distributions on its capital securities. As of December 31, 2012, First United Corporation remained in deferral.

22.	Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to First United Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 % of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to First United Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2012, the Bank could have paid additional dividends of $9.4 million to First United Corporation within these limits. Notwithstanding the foregoing, the Bank is subject to an informal agreement with the FDIC and the Maryland Commissioner of Financial Regulation which requires the Bank to seek the prior approval of these regulators before making any dividend payment to First United Corporation.

23.	Commitments and Contingent Liabilities

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

[94]

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2012 and December 31, 2011 is material.

The following table is a summary of commitments as of December 31, 2012 and 2011:

(In thousands)	2012	2011
Loan commitments	$87,147	$86,047
Commercial letters of credit	1,312	1,537
Total	$88,459	$87,584

24.	Fair Value of Financial Instruments

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

[95]

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2012.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2012, the U.S. Government agencies and treasuries, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2012, the Bank owned 18 pooled trust preferred securities with an amortized cost of $36.8 million and a fair value of $11.4 million. The market for these securities at December 31, 2012 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities, other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2012, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2012 and December 31, 2011.

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

Derivative financial instruments (Cash flow hedge) – The Corporation’s open derivative positions are interest rate swaps that are classified as Level 3 within the valuation hierarchy. Open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management. The Corporation has considered counterparty credit risk in the valuation of its interest rate swap assets. Management does not believe that there is a significant concentration with the counterparty.

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

[96]

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$11,442	Discounted Cash Flow	Discount Rate	Swap+19%; Range of Libor+ 9% to 20%
Cash Flow Hedge	$(849)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$13,560	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$3,165	Market Comparable Properties	Marketability Discount	10% to 15% (1) (weighted avg 11%)

(1) Range would include discounts taken since appraisal and estimated values

[97]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2012 and 2011 are as follows:

		Fair Value Measurements at
		December 31, 2012 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$40,320		$40,320
Residential mortgage-backed agencies	$44,108		$44,108
Commercial mortgage-backed agencies	$37,618		$37,618
Collateralized mortgage obligations	$31,731		$31,731
Obligations of states and political subdivisions	$58,054		$58,054
Collateralized debt obligations	$11,442			$11,442
Financial Derivative	$(849)			$(849)
Non-recurring:
Impaired loans	$13,560			$13,560
Other real estate owned	$3,165			$3,165

		Fair Value Measurements at
		December 31, 2011 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,580		$25,580
Residential mortgage-backed agencies	$44,552		$44,552
Commercial mortgage-backed agencies	$48,277		$48,277
Collateralized mortgage obligations	$48,351		$48,351
Obligations of states and political subdivisions	$68,816		$68,816
Collateralized debt obligations	$9,447			$9,447
Financial Derivative	$(1,034)			$(1,034)
Non-recurring:
Impaired loans	$30,320			$30,320
Other real estate owned	$3,449			$3,449

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2012 or December 31, 2011.

[98]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2012 and 2011:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2012	$9,447	$(1,034)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive loss	1,995	185
Ending balance December 31, 2012	$11,442	$(849)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2011	$9,838	$(832)
Total gains/(losses) realized/unrealized:
Included in earnings	(19)	0
Included in other comprehensive loss	(372)	(202)
Ending balance December 31, 2011	$9,447	$(1,034)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(19)	$0

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

[99]

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

Short-term borrowings: The carrying amount of short-term borrowings approximates their fair values.

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

[100]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2012		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,290	$71,290	$71,290
Interest bearing deposits in banks	11,778	11,778	11,778
Investment securities - AFS	223,273	223,273		$211,831	$11,442
Investment securities - HTM	4,040	4,347			4,347
Restricted Bank stock	8,349	8,349		8,349
Loans, net	858,782	865,405			865,405
Accrued interest receivable	4,494	4,494		4,494

Financial Liabilities:
Deposits – non-maturity	593,224	593,224		593,224
Deposits – time deposits	383,660	392,155		392,155
Short-term borrowed funds	39,257	39,257		39,257
Long-term borrowed funds	182,735	190,531		190,531
Accrued interest payable	5,415	5,415		5,415
Financial derivative	849	849			849
Off balance sheet financial instruments	0	0	0

	2011
(In thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$52,049	$52,049
Interest bearing deposits in banks	13,058	13,058
Investment securities-AFS	245,023	245,023
Restricted Bank stock	10,726	10,726
Loans, net	919,214	918,156
Accrued interest receivable	5,058	5,058

Financial Liabilities:
Deposits	1,027,784	994,165
Borrowed funds	243,912	251,850
Accrued interest payable	3,512	3,512
Financial derivative	1,034	1,034
Off balance sheet financial instruments	0	0

[101]

25.	Derivative Financial Instruments

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

In July 2009, the Bank entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. The fair value of the interest rate swap contracts was ($.8) million and ($1.0) million at December 31, 2012 and December 31, 2011, respectively, and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of December 31, 2012 and December 31, 2011.

For the year ended December 31, 2012, the Bank recorded an increase in the value of the derivatives of $185 thousand and the related deferred tax benefit of $76 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2012. The Bank does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and we believe that the credit risk inherent in these contracts is not significant as of December 31, 2012.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2012 and year ended December 31, 2011.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2012	$185	$0	$0
December 31, 2011	$(202)	$0	$0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

[102]

26.	Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2012	2011
Assets
Cash	$2,449	$1,943
Investment in bank subsidiary	146,876	141,651
Investment in non-bank subsidiaries	4,195	4,129
Other assets	2,802	2,392
Total Assets	$156,322	$150,115

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$10,687	$4,807
Dividends payable	0	1,922
Junior subordinated debt	46,730	46,730
Shareholder’s equity	98,905	96,656
Total Liabilities and Shareholder’s Equity	$156,322	$150,115

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2012	2011
Income:
Dividend income from bank subsidiary	$0	$0
Other income	338	101
Total Income	338	101

Expenses:
Interest expense	2,802	2,680
Other expenses	384	164
Total Expenses	3,186	2,844

Loss before income taxes and equity in undistributed net loss of subsidiaries	(2,848)	(2,743)
Applicable income taxes	0	0
Net loss before equity in undistributed net loss of subsidiaries	(2,848)	(2,743)

Equity in undistributed net income/(loss)of subsidiaries:
Bank	7,462	6,462
Non-bank	49	(93)
Net Income	$4,663	$3,626

[103]

Condensed Statement of Comprehensive Income

	Year ended
	December 31,
Components of Comprehensive Income (in thousands)	2012	2011
Net Income	$4,663	$3,626

Unrealized gains/(losses) on cash flow hedges	185	(202)
Taxes	(76)	82
Net unrealized gains/(losses) on cash flow hedges	109	(120)

Other comprehensive income/(loss), net of tax	109	(120)

Comprehensive income	$4,772	$3,506

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2012	2011
Operating Activities
Net Income	$4,663	$3,626
Adjustments to reconcile net income to net cash provided by/(used in)operating activities:
Equity in undistributed net income of subsidiaries	(7,511)	(6,369)
Increase in other assets	(303)	(127)
Increase in accrued interest payable and other liabilities	3,958	3,731
Stock Compensation	73	78
Net cash provided by operating activities	880	939

Investing Activities
Net investment in subsidiaries	1,252	995
Net cash provided by investing activities	1,252	995

Financing Activities
Dividends - preferred stock deferred	(1,626)	(1,547)
Net cash used in financing activities	(1,626)	(1,547)
Increase in cash and cash equivalents	506	387
Cash and cash equivalents at beginning of year	1,943	1,556
Cash and cash equivalents at end of year	$2,449	$1,943

[104]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2012 was carried out under the supervision and with the participation of First United Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that First United Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2012, there was no change in First United Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, First United Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of First United Corporation’s internal control over financial reporting as of December 31, 2012. Management’s report on First United Corporation’s internal control over financial reporting is included on the following page. First United Corporation is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

[105]

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2012, First United Corporation’s internal control over financial reporting is effective.

Dated: March 15, 2013

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	President and
Chief Executive Officer	Chief Financial Officer

[106]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

All other information required by this item is incorporated herein by reference to the following sections of First United Corporation’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A:

•	Election of Directors (Proposal 1);

Continuing Directors;

•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of First United Corporation’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Director Compensation” and “Remuneration of Executive Officers”.

[107]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	129,889	(1)
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	129,889

Note:

(1)	In addition to stock options and stock appreciation rights, the Omnibus Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

All other information required by this item is incorporated herein by reference to the section of First United Corporation’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of First United Corporation’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of First United Corporation’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Audit Fees and Services”.

[108]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2012 and 2011

Consolidated Statement of Income for the years ended December 31, 2012 and 2011

Consolidated Statement of Comprehensive Income for the years ended December 31, 2012 and 2011

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statement of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements for the years ended December 31, 2012 and 2011

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

FIRST UNITED CORPORATION

Dated: March 15, 2013	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

[109]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
William B. Grant – Director and Chief Executive Officer,	David J. Beachy - Director
(Principal Executive Officer)	March 15, 2013
March 15, 2013

/s/ M. Kathryn Burkey	/s/ Paul Cox, Jr.
M. Kathryn Burkey - Director	Paul Cox, Jr. - Director
March 15, 2013	March 15, 2013

/s/ Robert W. Kurtz	/s/ John W. McCullough
Robert W. Kurtz – Director	John W. McCullough – Director
March 15, 2013	March 15, 2013

/s/ Elaine L. McDonald	/s/ Donald E. Moran
Elaine L. McDonald - Director	Donald E. Moran – Director
March 15, 2013	March 15, 2013

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director and President	Gary R. Ruddell - Director
and Chief Financial Officer	March 15, 2013
(Principal Accounting Officer)
March 15, 2013

/s/ I. Robert Rudy	/s/ Richard G. Stanton
I. Robert Rudy - Director	Richard G. Stanton – Director
March 15, 2013	March 15, 2013

/s/ Robert G. Stuck	/s/ H. Andrew Walls III
Robert G. Stuck - Director	H. Andrew Walls III – Director
March 15, 2013	March 15, 2013

[110]

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 of First United Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 of First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 of First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 of First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C of Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B of Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A of Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 of First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and William B. Grant (incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and executive officers other than William B. Grant (incorporated by reference to Exhibit 10.2 of First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 of First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

[111]

10.7	Change in Control Severance Plan Agreement, dated as of February 14, 2007, with William B. Grant (incorporated by reference to Exhibit 10.2 of First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.8	First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with William B. Grant (filed herewith)

10.9	Form of Change in Control Severance Plan Agreement, dated as of February 14, 2007, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 of First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.10	Form of First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with executive officers other than William B. Grant (filed herewith)

10.11	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to First United Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.12	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.13	Restricted Stock Agreement for William B. Grant (incorporated by reference to Exhibit 10.2 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.14	Form of Restricted Stock Agreement for Executive Officers other than the Chief Executive Officer (incorporated by reference to Exhibit 10.3 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.15	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 of First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.16	Consulting Agreement, dated as of December 7, 2009, among First United Corporation, First United Bank & Trust and Robert W. Kurtz (incorporated by reference to Exhibit 10.1 of First United Corporation’s Current Report on Form 8-K filed on December 7, 2009)

21	Subsidiaries of First United Corporation (incorporated by reference to the identification of subsidiaries contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “General”)

23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

99.2	Certifications of Principal Accounting Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

[112]