Form 10-Q
period 2013-03-31
FIRST UNITED CORP/MD/
filed 2013-05-13
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,199,283 shares of common stock, par value $.01 per share, as of April 30, 2013.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$71,592	$71,290
Interest bearing deposits in banks	13,236	11,778
Cash and cash equivalents	84,828	83,068
Investment securities – available-for-sale (at fair value)	239,440	223,273
Investment securities – held to maturity (at cost)	4,040	4,040
Restricted investment in bank stock, at cost	7,853	8,349
Loans	859,669	874,829
Allowance for loan losses	(16,025)	(16,047)
Net loans	843,644	858,782
Premises and equipment, net	29,229	29,455
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	31,656	31,407
Deferred tax assets	27,871	28,882
Other real estate owned	16,188	17,513
Accrued interest receivable and other assets	27,014	25,010
Total Assets	$1,322,767	$1,320,783

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$184,288	$161,500
Interest bearing deposits	791,512	815,384
Total deposits	975,800	976,884

Short-term borrowings	38,633	39,257
Long-term borrowings	182,720	182,735
Accrued interest payable and other liabilities	23,679	23,002
Total Liabilities	1,220,832	1,221,878

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on March 31, 2013 and December 31, 2012 (discount of $58 and $75, respectively)	29,942	29,925
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,199 shares	62	62
Surplus	21,592	21,573
Retained earnings	70,653	69,168
Accumulated other comprehensive loss	(20,314)	(21,823)
Total Shareholders’ Equity	101,935	98,905
Total Liabilities and Shareholders’ Equity	$1,322,767	$1,320,783

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Interest income
Interest and fees on loans	$10,685	$12,049
Interest on investment securities
Taxable	1,091	1,162
Exempt from federal income tax	428	498
Total investment income	1,519	1,660
Other	84	59
Total interest income	12,288	13,768
Interest expense
Interest on deposits	1,327	1,893
Interest on short-term borrowings	14	46
Interest on long-term borrowings	1,614	1,946
Total interest expense	2,955	3,885
Net interest income	9,333	9,883
Provision for loan losses	865	8,124
Net interest income after provision for loan losses	8,468	1,759
Other operating income
Changes in fair value on impaired securities	1,663	328
Portion of gain recognized in other comprehensive income (before taxes)	(1,663)	(328)
Net securities impairment losses recognized in operations	0	0
Net gains – other	329	703
Total net gains	329	703
Service charges	874	862
Trust department	1,196	1,115
Insurance commissions	1	6
Debit card income	476	492
Bank owned life insurance	249	971
Brokerage commissions	162	185
Other	369	421
Total other income	3,327	4,052
Total other operating income	3,656	4,755
Other operating expenses
Salaries and employee benefits	4,844	4,889
FDIC premiums	451	465
Equipment	642	682
Occupancy	704	710
Data processing	729	680
Other	2,264	1,714
Total other operating expenses	9,634	9,140
Income/(Loss) before income tax expense	2,490	(2,626)
Applicable income tax expense	568	39
Net Income/(Loss)	1,922	(2,665)
Accumulated preferred stock dividends and discount accretion	(437)	(415)
Net Income Available to/Net (Loss) Attributable to Common Shareholders	$1,485	$(3,080)
Basic and diluted net income/(loss) per common share	$0.24	$(0.50)
Weighted average number of basic and diluted shares outstanding	6,199	6,183

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Three Months Ended
	March 31,
Comprehensive Income/(Loss) (in thousands)	2013	2012
Net Income/(Loss)	$1,922	$(2,665)

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	995	196

Net unrealized losses on all other AFS securities	(265)	(122)

Net unrealized gains on cash flow hedges	60	27

Net unrealized gains on Pension	715	0

Net unrealized gains on SERP	4	0

Other comprehensive income, net of tax	1,509	101

Comprehensive income /(loss)	$3,431	$(2,564)

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2012	$29,860	$62	$21,500	$66,196	$(20,962)	$96,656

Net income				4,663		4,663
Other comprehensive loss					(861)	(861)
Stock based compensation			73			73
Preferred stock discount accretion	65			(65)		0
Preferred stock dividends deferred				(1,626)		(1,626)

Balance at December 31, 2012	29,925	62	21,573	69,168	(21,823)	98,905

Net income				1,922		1,922
Other comprehensive income					1,509	1,509
Stock based compensation			19			19
Preferred stock discount accretion	17			(17)		0
Preferred stock dividends deferred				(420)		(420)

Balance at March 31, 2013	$29,942	$62	$21,592	$70,653	$(20,314)	$101,935

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Operating activities
Net income/(loss)	$1,922	$(2,665)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	865	8,124
Depreciation	509	515
Stock compensation	19	13
Gain on sales of Insurance assets	0	(88)
Gain on sales of other real estate owned	(7)	(623)
Write-downs of other real estate owned	20	0
Gain on loan sales	(79)	(20)
Loss on disposal of fixed assets	0	4
Net amortization of investment securities discounts and premiums	395	375
Gain on sales of investment securities – available-for-sale	(250)	(599)
Amortization of deferred Loan Fees	(191)	(127)
Decrease in accrued interest receivable and other assets	(810)	781
Deferred tax benefit	1	(1,469)
Increase/(decrease) in accrued interest payable and other liabilities	364	(3,076)
Earnings on bank owned life insurance	(249)	(971)
Net cash provided by operating activities	2,509	174

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	13,381	8,414
Proceeds from sales of investment securities available-for-sale	35,136	10,454
Purchases of investment securities available-for-sale	(63,611)	(3,686)
Proceeds from sales of other real estate owned	1,765	2,708
Proceeds from loan sales	11,313	1,462
Proceeds from disposal of fixed assets	0	19
Proceeds from sale of insurance assets	0	3,604
Proceeds from BOLI death benefit	0	1,765
Net decrease in FHLB stock	496	0
Net decrease in loans	2,777	8,113
Purchases of premises and equipment	(283)	(224)
Net cash provided by investing activities	974	32,629

Financing activities
Net (decrease)/increase in deposits	(1,084)	2,121
Net decrease in short-term borrowings	(624)	(1,641)
Proceeds from long-term borrowings	0	20,000
Payments on long-term borrowings	(15)	(20,265)
Net cash (used in)/ provided by financing activities	(1,723)	215
Increase in cash and cash equivalents	1,760	33,018
Cash and cash equivalents at beginning of the year	83,068	65,107
Cash and cash equivalents at end of period	$84,828	$98,125

Supplemental information
Interest paid	$2,489	$3,553
Non-cash investing activities:
Transfers from loans to other real estate owned	$453	$4,527
Transfers from securities available for sale to held-to-maturity	$0	$4,040

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended march 31, 2013

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2013 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2013 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings/(loss) per share is derived by dividing net income available to/loss attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on earnings per share during loss periods. There were no common stock equivalents during the three-months ended March 31, 2013 and 2012.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the three-month periods ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013			2012
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Loss	Shares	Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss)	$1,922			$(2,665)
Preferred stock dividends deferred	(420)			(399)
Discount accretion on preferred stock	(17)			(16)
Net income available to/Net (loss) attributable to common shareholders	$1,485	6,199	$0.24	$(3,080)	6,183	$(0.50)

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2013 and 2012:

	Three months ended
	March 31,
(in thousands)	2013	2012
Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	412	663
Realized losses	(162)	(64)
Gain on sale of consumer loans	79	20
Gain on sale of insurance assets	0	88
Loss on disposal of fixed assets	0	(4)
Net gains – other	$329	$703

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	March 31,	December 31,
	2013	2012
Cash and due from banks, weighted average interest rate of 0.18% (at March 31, 2013)	$71,592	$71,290

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of March 31, 2013 and December 31, 2012, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	March 31,	December 31,
	2013	2012
FHLB daily investments, interest rate of 0.005% (at March 31, 2013)	$4,760	$3,306
FTN daily investments, interest rate of 0.09% (at March 31, 2013)	1,350	1,350
M&T daily investments, interest rate of 0.25% (at March 31, 2013)	6,041	6,037
CBB Fed Funds sold, interest rate of 0.21% (at March 31, 2013)	1,085	1,085
	$13,236	$11,778

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCI
March 31, 2013
Available for Sale:
U.S. government agencies	$47,425	$94	$291	$47,228	$0
Residential mortgage-backed agencies	81,432	681	695	81,418	0
Commercial mortgage-backed agencies	14,934	92	0	15,026	0
Collateralized mortgage obligations	23,054	246	21	23,279	0
Obligations of states and political subdivisions	56,308	2,482	99	58,691	0
Collateralized debt obligations	36,902	35	23,139	13,798	15,215
Total available for sale	$260,055	$3,630	$24,245	$239,440	$15,215
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$461	$183	$4,318	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$40,334	$97	$111	$40,320	$0
Residential mortgage-backed agencies	43,596	703	191	44,108	0
Commercial mortgage-backed agencies	37,330	288	0	37,618	0
Collateralized mortgage obligations	31,836	188	293	31,731	0
Obligations of states and political subdivisions	55,212	2,842	0	58,054	0
Collateralized debt obligations	36,798	0	25,356	11,442	16,876
Total available for sale	$245,106	$4,118	$25,951	$223,273	$16,876
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$542	$235	$4,347	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Proceeds	$35,136	$10,454
Realized gains	412	663
Realized losses	162	64

The following table shows the Corporation’s securities with gross unrealized losses and fair values at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
March 31, 2013
Available for Sale:
U.S. government agencies	$18,041	$291	$0	$0
Residential mortgage-backed agencies	56,952	695	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	0	0	3,964	21
Obligations of states and political subdivisions	12,789	99	0	0
Collateralized debt obligations	0	0	13,508	23,139
Total available for sale	$87,782	$1,085	$17,472	$23,160
Held to Maturity:
Obligations of states and political subdivisions	$2,817	$183	$0	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$18,220	$111	$0	$0
Residential mortgage-backed agencies	22,407	191	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	16,576	293	450	0	*
Obligations of states and political subdivisions	0	0	0	0
Collateralized debt obligations	0	0	11,442	25,356
Total available for sale	$57,203	$595	$11,892	$25,356
Held to Maturity:
Obligations of states and political subdivisions	$2,765	$235	$0	$0
* - De minimis

Management systematically evaluates securities for impairment on a quarterly basis. Management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Item 2 of Part I of this report under the heading “Investment Securities”.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between March 31, 2013 and December 31, 2012.

U.S. Government Agencies - Three U.S. government agencies have been in an unrealized loss position for less than 12 months as of March 31, 2013. There were no U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Residential Mortgage-Backed Agencies - Nine residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2013. There were no residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Collateralized Mortgage Obligations - One collateralized mortgage obligation security at March 31, 2013 was in an unrealized loss position for 12 months or more. There were no collateralized mortgage obligation securities in an unrealized loss position for less than 12 months. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Obligations of State and Political Subdivisions - Four securities have been in an unrealized loss position for less than 12 months. There are no securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

Collateralized Debt Obligations - The $23.1 million in unrealized losses greater than 12 months at March 31, 2013 relates to 17 pooled trust preferred securities that are included in the CDO portfolio. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2013. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in thousands)	2013	2012
Balance of credit-related OTTI at January 1	$13,959	$14,424
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(125)	(112)
Balance of credit-related OTTI at March 31	$13,834	$14,312

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2013 is shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due after five years through ten years	$59,452	$60,636
Due after ten years	81,183	59,081
	140,635	119,717
Residential mortgage-backed agencies	81,432	81,418
Commercial mortgage-backed agencies	14,934	15,026
Collateralized mortgage obligations	23,054	23,279
	$260,055	$239,440
Held to Maturity:
Due after ten years	$4,040	$4,318

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2013.

The Corporation recognizes dividends on a cash basis. For the three months ended March 31, 2013, dividends of $50,517 were recognized in earnings. For the comparable period of 2012, dividends of $34,008 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2013 and December 31, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2013
Total loans	$290,619	$124,142	$68,380	$348,979	$27,549	$859,669
Individually evaluated for impairment	$15,990	$24,242	$3,415	$4,736	$116	$48,499
Collectively evaluated for impairment	$274,629	$99,900	$64,965	$344,243	$27,433	$811,170

December 31, 2012
Total loans	$298,851	$128,391	$69,013	$346,919	$31,655	$874,829
Individually evaluated for impairment	$15,941	$24,112	$3,449	$4,304	$36	$47,842
Collectively evaluated for impairment	$282,910	$104,279	$65,564	$342,615	$31,619	$826,987

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis. The Bank’s experienced Credit Quality and Loan Review Department performs an annual review of all commercial relationships of $500,000 or greater. Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis. The Credit Quality and Loan Review Department continually reviews and assesses loans within the portfolio. In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $750,000 and/or criticized relationships greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of March 31, 2013 and December 31, 2012:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial real estate
Non owner-occupied	$125,892	$3,705	$20,855	$0	$150,452
All other CRE	102,255	8,995	28,917	0	140,167
Acquisition and development
1-4 family residential construction	8,216	1,096	5,948	0	15,260
All other A&D	75,005	2,185	31,692	0	108,882
Commercial and industrial	60,502	1,973	5,905	0	68,380
Residential mortgage
Residential mortgage - term	260,459	744	11,171	0	272,374
Residential mortgage - home equity	74,329	288	1,988	0	76,605
Consumer	27,184	21	344	0	27,549
Total	$733,842	$19,007	$106,820	$0	$859,669

December 31, 2012
Commercial real estate
Non owner-occupied	$126,230	$6,464	$18,840	$0	$151,534
All other CRE	110,365	9,072	27,880	0	147,317
Acquisition and development
1-4 family residential construction	9,284	1,101	5,967	0	16,352
All other A&D	79,136	1,073	31,830	0	112,039
Commercial and industrial	60,234	2,029	6,750	0	69,013
Residential mortgage
Residential mortgage - term	255,993	751	11,885	0	268,629
Residential mortgage - home equity	75,935	195	2,160	0	78,290
Consumer	31,376	22	257	0	31,655
Total	$748,553	$20,707	$105,569	$0	$874,829

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of March 31, 2013 and December 31, 2012:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2013
Commercial real estate
Non owner-occupied	$145,725	$196	$172	$64	$432	$4,295	$150,452
All other CRE	137,933	140	0	0	140	2,094	140,167
Acquisition and development
1-4 family residential construction	13,719	0	0	0	0	1,541	15,260
All other A&D	95,480	2,410	0	0	2,410	10,992	108,882
Commercial and industrial	67,793	259	101	41	401	186	68,380
Residential mortgage
Residential mortgage - term	257,615	10,643	743	160	11,546	3,213	272,374
Residential mortgage - home equity	75,485	753	231	0	984	136	76,605
Consumer	26,623	593	177	41	811	115	27,549
Total	$820,373	$14,994	$1,424	$306	$16,724	$22,572	$859,669
December 31, 2012
Commercial real estate
Non owner-occupied	$146,796	$321	$64	$0	$385	$4,353	$151,534
All other CRE	143,108	2,368	0	0	2,368	1,841	147,317
Acquisition and development
1-4 family residential construction	16,280	61	0	0	61	11	16,352
All other A&D	100,232	619	221	200	1,040	10,767	112,039
Commercial and industrial	68,228	580	29	0	609	176	69,013
Residential mortgage
Residential mortgage - term	251,673	7,446	5,244	1,639	14,329	2,627	268,629
Residential mortgage - home equity	77,224	583	130	249	962	104	78,290
Consumer	30,434	800	327	58	1,185	36	31,655
Total	$833,975	$12,778	$6,015	$2,146	$20,939	$19,915	$874,829

Non-accrual loans which have been subject to a partial charge-off totaled $6.6 million as of March 31, 2013, compared to $6.7 million as of December 31, 2012.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 and December 31, 2012.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2013
Total ALL	$5,789	$4,760	$645	$4,483	$348	$16,025
Individually evaluated for impairment	$209	$2,366	$128	$78	$0	$2,781
Collectively evaluated for impairment	$5,580	$2,394	$517	$4,405	$348	$13,244

December 31, 2012
Total ALL	$5,206	$5,029	$906	$4,507	$399	$16,047
Individually evaluated for impairment	$126	$1,506	$0	$0	$0	$1,632
Collectively evaluated for impairment	$5,080	$3,523	$906	$4,507	$399	$14,415

Management evaluates individual loans in all of the commercial segments for possible impairment, if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and is either (a) in nonaccrual status or (b) risk-rated Substandard and greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2013 and December 31, 2012:

			Impaired
			Loans with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
(in thousands)	Investment	Allowances	Investment	Investment	Balance
March 31, 2013
Commercial real estate
Non owner-occupied	$135	$27	$5,103	$5,238	$7,868
All other CRE	985	182	9,767	10,752	10,905
Acquisition and development
1-4 family residential construction	3,584	625	9	3,593	3,681
All other A&D	5,383	1,741	15,266	20,649	24,898
Commercial and industrial	128	128	3,287	3,415	3,432
Residential mortgage
Residential mortgage - term	706	78	3,433	4,139	4,855
Residential mortgage – home equity	0	0	597	597	597
Consumer	0	0	116	116	116
Total impaired loans	$10,921	$2,781	$37,578	$48,499	$56,352

December 31, 2012
Commercial real estate
Non owner-occupied	$0	$0	$5,309	$5,309	$7,929
All other CRE	1,019	126	9,613	10,632	10,785
Acquisition and development
1-4 family residential construction	2,052	471	10	2,062	2,062
All other A&D	5,410	1,035	16,640	22,050	26,232
Commercial and industrial	0	0	3,449	3,449	3,449
Residential mortgage
Residential mortgage - term	0	0	3,755	3,755	4,086
Residential mortgage – home equity	0	0	549	549	549
Consumer	0	0	36	36	36
Total impaired loans	$8,481	$1,632	$39,361	$47,842	$55,128

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

Activity in the ALL is presented for the three-months ended March 31, 2013 and March 31, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	0	(4)	(876)	(155)	(143)	(1,178)
Recoveries	100	8	49	31	103	291
Provision	483	(273)	566	100	(11)	865
ALL balance at March 31, 2013	$5,789	$4,760	$645	$4,483	$348	$16,025

ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(1,161)	(246)	(9,091)	(283)	(173)	(10,954)
Recoveries	0	12	330	99	122	563
Provision	1,578	(1,077)	7,500	131	(8)	8,124
ALL balance at March 31, 2012	$6,635	$5,879	$929	$3,377	$393	$17,213

The ALL is based on estimates, and actual losses may vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$5,274	$12	$0	$8,899	$6	$0
All other CRE	10,692	89	46	8,136	80	0
Acquisition and development
1-4 family residential construction	2,828	24	0	2,463	24	0
All other A&D	21,350	142	0	23,124	105	0
Commercial and industrial	3,432	35	0	8,514	34	0
Residential mortgage
Residential mortgage - term	3,947	19	2	4,994	35	15
Residential mortgage – home equity	573	6	0	1,056	4	3
Consumer	76	0	0	49	0	0
Total	$48,172	$327	$48	$57,235	$288	$18

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy, remaining competitive in the current interest rate environment, and re-amortizing or extending a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (“TDR”) when the Bank has determined that the borrower is troubled (i.e. experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt obligations in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

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

The volume and type of TDR activity is considered in the assessment of the local economic trends’ qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three months ended March 31, 2013
Commercial real estate
Non owner-occupied	0	$0	2	$268	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	2	252	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	172	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$172	4	$520	0	$0

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three Months Ended March 31, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	513	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$513	0	$0	0	$0

During the three months ended March 31, 2013, there were three new TDRs. In addition, two existing TDRs which had reached their original modification maturity were re-modified. An $11,266 reduction of the ALL resulted from the movement of the three new loans being evaluated collectively for impairment to being evaluated individually for impairment. There was no impact to the recorded investment relating to the transfer of these loans. There was one new TDR with a temporary rate modification during the three months ended March 31, 2012 for which there was no impact to the recorded investment and a $4,300 reduction of the ALL resulting from the movement of the loan being evaluated collectively for impairment to being evaluated individually for impairment. During the quarters ended March 31, 2013 and March 31, 2012, there were no receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the periods indicated.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2013 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of March 31, 2013, the U.S. Government agencies, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2013, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $36.9 million and a fair value of $13.8 million. The market for these securities at March 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between March 31, 2013 and December 31, 2012.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$13,798	Discounted Cash Flow	Discount Rate	Swap+19%; Range of Libor+ 9% to 20%

Cash Flow Hedge	$(748)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$14,763	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$38	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at
		March 31, 2013 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	3/31/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$47,228		$47,228
Residential mortgage-backed agencies	$81,418		$81,418
Commercial mortgage-backed agencies	$15,026		$15,026
Collateralized mortgage obligations	$23,279		$23,279
Obligations of states and political subdivisions	$58,691		$58,691
Collateralized debt obligations	$13,798			$13,798
Financial Derivative	$(748)			$(748)
Non-recurring:
Impaired loans	$14,763			$14,763
Other real estate owned	$38			$38

		Fair Value Measurements at
		December 31, 2012 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$40,320		$40,320
Residential mortgage-backed agencies	$44,108		$44,108
Commercial mortgage-backed agencies	$37,618		$37,618
Collateralized mortgage obligations	$31,731		$31,731
Obligations of states and political subdivisions	$58,054		$58,054
Collateralized debt obligations	$11,442			$11,442
Financial Derivative	$(849)			$(849)
Non-recurring:
Impaired loans	$13,560			$13,560
Other real estate owned	$3,165			$3,165

There were no transfers of assets between any of the fair value hierarchy for the three months ended March 31, 2013 or March 31, 2012.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three months ended March 31, 2013 and 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains realized/unrealized:
Included in other comprehensive income	2,356	101
Ending balance March 31, 2013	$13,798	$(748)

The amount of total gains or losses for the period
included in earnings attributable to the change in
realized/unrealized gains or losses related to assets
still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2012	$9,447	$(1,034)
Total gains realized/unrealized:
Included in other comprehensive income	507	46
Ending balance March 31, 2012	$9,954	$(988)

The amount of total gains or losses for the period
included in earnings attributable to the change in
realized/unrealized gains or losses related to assets
still held at the reporting date	$0	$0

Gains and losses (realized and unrealized) included in earnings for the periods above are reported in the Consolidated Statement of Operations in Other Operating Income.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,592	$71,592	$71,592
Interest bearing deposits in banks	13,236	13,236	13,236
Investment securities - AFS	239,440	239,440		$225,642	$13,798
Investment securities - HTM	4,040	4,318			4,318
Restricted Bank stock	7,853	7,853		7,853
Loans, net	843,644	849,518			849,518
Accrued interest receivable	4,059	4,059		4,059

Financial Liabilities:
Deposits – non-maturity	611,585	574,093		574,093
Deposits – time deposits	364,215	372,857		372,857
Short-term borrowed funds	38,633	38,633		38,633
Long-term borrowed funds	182,720	190,311		190,311
Accrued interest payable	5,881	5,881		5,881
Financial derivative	748	748			748
Off balance sheet financial instruments	0	0	0

	December 31, 2012		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,290	$71,290	$71,290
Interest bearing deposits in banks	11,778	11,778	11,778
Investment securities - AFS	223,273	223,273		$211,831	$11,442
Investment securities - HTM	4,040	4,347			4,347
Restricted Bank stock	8,349	8,349		8,349
Loans, net	858,782	865,405			865,405
Accrued interest receivable	4,494	4,494		4,494

Financial Liabilities:
Deposits- non-maturity	593,224	593,224		593,224
Deposits- time deposits	383,660	392,155		392,155
Short-term borrowed funds	39,257	39,257		39,257
Long-term borrowed funds	182,735	190,531		190,531
Accrued interest payable	5,415	5,415		5,415
Financial derivative	849	849			849
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2012 and the three months ended March 31, 2013:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2012	$(10,572)	$(2,633)	$(616)	$(6,945)	$(196)	$(20,962)
Net gain/(loss) during period	536	(333)	109	(1,317)	144	(861)
Balance - December 31, 2012	$(10,036)	$(2,966)	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income before reclassifications	1,070	(116)	60	639	0	1,653
Amounts reclassified from accumulated other comprehensive income	(75)	(149)	0	76	4	(144)
Balance – March 31, 2013	$(9,041)	$(3,231)	$(447)	$(7,547)	$(48)	$(20,314)

The following table presents the components of comprehensive income for the periods ending March 31, 2013 and 2012:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the period ended March 31, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,788	$(718)	$1,070
Less: accretable yield recognized in income	125	(50)	75
Net unrealized gains on investments with OTTI	1,663	(668)	995

Available for sale securities – all other:
Unrealized holding losses	(195)	79	(116)
Less: gains recognized in income	250	(101)	149
Net unrealized losses on all other AFS securities	(445)	180	(265)

Cash flow hedges:
Unrealized holding gains	101	(41)	60

Pension Plan:
Unrealized net actuarial gain	1,069	(430)	639
Less: amortization of unrecognized loss	(133)	53	(80)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	1,195	(480)	715

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(1)	0	(1)
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	6	(2)	4
Other comprehensive income	$2,520	$(1,011)	$1,509

For the period ended March 31, 2012
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$440	$(177)	$263
Less: accretable yield recognized in income	112	(45)	67
Net unrealized gains on investments with OTTI	328	(132)	196

Available for sale securities – all other:
Unrealized holding gains	393	(158)	235
Less: gains recognized in income	599	(242)	357
Net unrealized losses on all other AFS securities	(206)	84	(122)

Cash flow hedges:
Unrealized holding gains	46	(19)	27

Other comprehensive income	$168	$(67)	$101

The following table presents the details of accumulated other comprehensive income components for the period ending March 31, 2013:

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$125	Interest income on taxable investment securities
Taxes	(50)	Tax expense
	$75	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains on sales	$250	Net gains - other
Taxes	(101)	Tax expense
	$149	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(133)	Salaries and employee benefits
Amortization of transition asset	10	Salaries and employee benefits
Amortization of prior service costs	(3)	Salaries and employee benefits
Taxes	50	Tax benefit
	$(76)
Net SERP liability adjustment:
Amortization of unrecognized loss	(1)	Salaries and employee benefits
Amortization of prior service costs	(5)	Salaries and employee benefits
Taxes	2	Tax benefit
	$(4)

Total reclassifications for the period	$144	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.03% at March 31, 2013), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.03% at March 31, 2013) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.13% at March 31, 2013). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”), First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payments that were due in March 2011. As of March 31, 2013, this deferral election remained in effect. Cumulative deferred interest on all TPS Debentures was approximately $4.9 million, which must be paid in full when First United Corporation terminates the deferral of interest payments. Management cannot predict when the deferral will be terminated. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. Cumulative deferred dividends on the Series A Preferred Stock was approximately $4.0 million as of March 31, 2013. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the Board of Directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Securities sold under agreements to repurchase:
Outstanding at end of period	$38,633	$39,257
Weighted average interest rate at end of period	0.14%	0.34%
Maximum amount outstanding as of any month end	$38,633	$52,367
Average amount outstanding	$38,465	$38,812
Approximate weighted average rate during the period	0.14%	0.34%

At March 31, 2013, the repurchase agreements were secured by $56.4 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	March 31,	December 31,
(In thousands)	2013	2012
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at March 31, 2013	$135,990	$136,005
Junior subordinated debt, bearing variable interest rates ranging from 2.13% to 3.03% at March 31, 2013	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at March 31, 2013	10,801	10,801
Total long-term debt	$182,720	$182,735

At March 31, 2013, the long-term FHLB advances were secured by $154.2 million in loans and $ 3.6 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2013			December 31, 2012
	Fixed	Floating
	Rate	Rate	Total	Total
Due in 2013	$0	$0	$0	$0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Thereafter	46,791	30,929	77,720	77,735
Total long-term debt	$146,791	$35,929	$182,720	$182,735

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the three months ended
	March 31,
(In thousands)	2013	2012
Service cost	$57	$0
Interest cost	330	351
Expected return on assets	(594)	(553)
Amortization of transition asset	(10)	(10)
Recognized net actuarial loss	133	100
Amortization of prior service cost	3	3
Net pension credit included in employee benefits	$(81)	$(109)

SERP	For the three months ended
	March 31,
(In thousands)	2013	2012
Service cost	$30	$30
Interest cost	64	63
Amortization of recognized loss	1	3
Amortization of prior service cost	5	31
Net pension expense included in employee benefits	$100	$127

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”. The effects of the amendment were to prohibit new entrants into the plan and to cease crediting additional years of service after that date. Effective January 1, 2013, the plan was amended to unfreeze the plan for those employees for whom the sum of (a) their ages, at their closest birthday, plus (b) years of service for vesting purposes equal 80 or greater. The “soft freeze” continues to apply to all other plan participants. Pension benefits for these participants will be managed through discretionary contributions to the 401(k) Profit Sharing Plan. The Corporation anticipates that the plan changes will have a minimal impact on the consolidated financial statements.

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at March 31, 2013.

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

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions like First United Corporation that participated in Treasury’s Capital Purchase Program. The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the Capital Purchase Program assistance is repaid.

Stock-based awards were made to non-employee directors in May 2012 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 16,526 fully-vested shares of common stock were issued to directors in 2012, which had a fair market value of $5.14 per share. Director stock compensation expense was $19,153 for the three months ended March 31, 2013 and $12,795 for the three months ended March 31, 2012.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.2 million of outstanding standby letters of credit at March 31, 2013 and $1.3 million as of December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2013 and December 31, 2012 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2013 swap contracts totaling $15.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012. The five-year $10 million contract matures June 17, 2014 and the seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contracts was ($748) thousand at March 31, 2013 and ($849) thousand at December 31, 2012 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of March 31, 2013.

For the three months ended March 31, 2013, the Corporation recorded an increase in the value of the derivatives of $101 thousand and the related deferred tax benefit of $41 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2013. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2013.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-months ended March 31, 2013 and 2012.

Amount of gain or
(loss) recognized in
Derivative in Cash Flow Hedging		Amount of gain or	income on derivative
Relationships	Amount of gain	(loss) reclassified from	(ineffective portion
	recognized in OCI	accumulated OCI into	and amount excluded
	on derivative	income	from effectiveness
(In thousands)	(effective portion)	(effective portion) (a)	testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2013	$60	$0	$0
March 31, 2012	27	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities (VIE)

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2013, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $9.9 million at March 31, 2013 and $10.0 million at December 31, 2012.

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

At March 31, 2013 and December 31, 2012, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statement of Financial Condition. As of March 31, 2013, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	March 31,	December 31,
(In thousands)	2013	2012
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,370	$5,498
Maximum exposure to loss	5,370	5,498

Note 17 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is posted by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 15 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank enters into agreements under which it sells interests in U.S. Securities to certain customers subject to an obligation to repurchase, and on the part of the customers to resell, such interests. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e. secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the consolidated statement of condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Bank be in default (i.e. fails to repurchase the U.S. Securities on the maturity date of the agreement). The investment security collateral is held by a third party financial institution in the counterparty’s custodial account.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2013 and December 31, 2012.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Interest Rate Swap Agreements	$748	$0	$748	$(748)	$0	$0

Repurchase Agreements	$38,633	$0	$38,633	$(38,633)	$0	$0
December 31, 2012
Interest Rate Swap Agreements	$849	$0	$849	$(849)	$0	$0

Repurchase Agreements	$39,257	$0	$39,257	$(39,257)	$0	$0

Note 18 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial condition: (a) derivative financial instruments; (b) repurchase agreements and reverse repurchase agreements; and (c) securities borrowing and securities lending transactions. The Corporation adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial condition, the adoption had no impact on the Corporations’ consolidated statements of income and condition. See Note 17 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross-reference to the related note to the financial statements for additional information. The Corporation adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Corporation provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Corporation’s consolidated statements of income and condition. See Note 9 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of the First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report. Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance agency. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. Until March 27, 2013, the Bank also owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest, but this entity was dissolved on such date. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At March 31, 2013, the Corporation had total assets of approximately $1.3 billion, net loans of $843.6 million, and deposits of approximately $975.8 million. Shareholders’ equity at March 31, 2013 was approximately $101.9 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.) On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses (the “ALL”), the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The ALL is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

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

Our goodwill relates to value inherent in the banking business, and that value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is ultimately supported by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment.  The determination of whether or not these assets are impaired involves significant judgments and estimates.

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

Management regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Corporation’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2013 and 2012 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the three months
	ended March 31,
	2013	2012
Per Share Data
Basic and diluted net income/(loss) per common share	$0.24	$(0.50)
Book Value	$11.50	$10.32

Significant Ratios
Return on Average Assets (a)	0.59%	(0.77)%
Return on Average Equity (a)	7.81%	(11.05)%
Average Equity to Average Assets	7.57%	7.01%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $1.5 million for the first three months of 2013, compared to a net loss attributable to common shareholders of $3.1 million for the same period of 2012. Basic and diluted net income per common share for the first three months of 2013 was $.24, compared to a net loss per common share of $.50 for the same period of 2012. The change in earnings, from a net loss for the first three months of 2012 to net income for the first three months in 2013, was primarily due to a $7.3 million decrease in the provision for loan losses during the first three months of 2013 when compared to the same time period of 2012. This decrease was offset by a decrease in net gains of $.4 million due to reduced gains on sales of investment securities, and a decrease of $.7 million in other income due to a reduction in bank-owned life insurance (“BOLI”) income driven by a one-time death benefit of $.7 million that occurred in March 2012. Total other operating expenses increased $.5 million during the first three months of 2013 when compared to the same period of 2012. Other expenses related to other real estate owned (“OREO”) increased $.6 million in the first quarter of 2013 when compared to the first quarter of 2012. The net interest margin for the first three months of 2013, on a fully tax equivalent (“FTE”) basis, decreased to 3.26% from 3.30% for the first three months of 2012. The net interest margin for the year ended December 31, 2012, on a FTE basis, was 3.30%.

The provision for loan losses decreased to $.9 million for the three months ended March 31, 2013, compared to $8.1 million for the same period of 2012. The lower provision expense in 2013 was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania during the first quarter of 2012 and charge-offs of $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania and $.9 million on a motel located in Salisbury, Maryland during the first quarter of 2012. For the first quarter of 2013, we continued to see a leveling in the credit quality of our loan portfolio as we experienced fewer loan downgrades and delinquency levels have improved. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.9 million during the three months ended March 31, 2013 when compared to the same period of 2012 due primarily to a decrease of $77.4 million in average interest-bearing deposits and a $24.2 million decrease in average long-term debt outstanding. The decline in average interest-bearing deposits and average long-term debt was due to the repayment of $40.0 million in brokered certificates of deposit and the repayment of $23.5 million in Federal Home Loan Bank (“FHLB”) advances at their stated maturities, respectively. During 2013, the Bank’s treasury team will continue to monitor rates on our deposits and increases special pricing only for full relationship customers. Our retail staff is focused on shifting our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts.

Other operating income decreased $1.1 million during the first three months of 2013 when compared to the same period of 2012. This decrease was primarily attributable to a decline in BOLI income due to the one-time death benefit of $.7 million received in March 2012. Net gains declined $.4 million during the first quarter of 2013 when compared to the first quarter of 2012 due to a reduction in gains on sales of investment securities.

Operating expenses increased $.5 million in the first three months of 2013 when compared to the same period of 2012. This increase was due to a $.6 million reduction in gains on sales of OREO.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013			2012
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans	$871,160	$10,695	4.98%	$934,940	$12,064	5.19%
Investment securities	243,990	1,750	2.91	237,895	1,959	3.31
Other interest earning assets	75,429	84	0.45	69,787	59	0.34
Total earning assets	$1,190,579	12,529	4.27%	$1,242,622	14,082	4.56%

Interest-bearing liabilities
Interest-bearing deposits	$802,053	1,327	0.67%	$879,448	1,893	0.87%
Short-term borrowings	38,520	14	0.15	35,297	46	0.52
Long-term borrowings	182,725	1,614	3.58	206,923	1,946	3.78
Total interest-bearing liabilities	$1,023,298	2,955	1.17%	$1,121,668	3,885	1.39%

Net interest income and spread		$9,574	3.10%		$10,197	3.17%
Net interest margin			3.26%			3.30%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis decreased $.6 million during the first three months of 2013 over the same period in 2012 due to a $1.6 million (11.0%) decrease in interest income, which was partially offset by a $.9 million (23.9%) decrease in interest expense. The decrease in interest income was primarily due to the $63.8 million reduction in the average balance of loans when comparing the first quarter of 2013 to the same period of 2012. The slightly lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income when comparing the two periods. The decline in interest income was partially offset by a decline in interest expense due to the reduction in average balances in interest-bearing deposits and long-term borrowings. We saw a slight decline in the net interest margin in the first quarter of 2013 to 3.26% when compared to 3.30% at December 31, 2012 and March 31, 2012.

There was an overall $52.0 million decrease in average interest-earning assets, driven by a $63.8 million reduction in loans, offset by increases of $6.1 million in investment securities and $5.6 million in other interest earning assets, primarily cash.

Interest expense decreased during the first three months of 2013 when compared to the same period of 2012 due primarily to an overall reduction in average interest-bearing liabilities of $98.4 million. This reduction was due to the repayments of $40.0 in brokered deposits and $23.5 million in long-term borrowings. The overall effect was a 22 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.39% for the three months ended March 31, 2012 to 1.17% for the same period of 2013.

Provision for Loan Losses

The provision for loan losses was $.9 million for the first three months of 2013, compared to $8.1 million for the same period of 2012.  The lower provision expense for the first three months was primarily due to the significantly lower net charge-offs in the first quarter of 2013 as well as overall lower loan balances. During 2013, we continue to see stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.7 million during the first three months of 2013 when compared to the same period of 2012. The decrease was due to the reduction in BOLI income due to the one-time death benefit of $.7 million received in March 2102.

Net gains of $.3 million were reported through other income in the first three months of 2013, compared to net gains of $.7 million during the same period of 2012. The reduction in net gains during the first quarter of 2013 when compared to the same period of 2012 was due to reduced gains on sales of investment securities.

The following table shows the major components of other operating income for the three months ended March 31, 2013 and 2012, exclusive of net gains:

	Income as % of Total Other Operating Income
	For the three months ended
	March 31,
	2013	2012
Service charges	26%	21%
Trust department	36%	28%
Debit card Income	14%	12%
Bank owned life insurance	8%	24%
Brokerage income	5%	5%
Other income	11%	10%
	100%	100%

Other Operating Expenses

Other operating expenses increased $.5 million (5.4%) for the first three months of 2013 when compared to the first three months of 2012. This increase was due to a $.6 million reduction in gains on sales of OREO.

The composition of other operating expenses for the three months ended March 31, 2013 and 2012 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the three months ended
	March 31,
	2013	2012
Salaries and employee benefits	50%	53%
FDIC premiums	5%	5%
Occupancy, equipment and data processing	22%	23%
Other	23%	19%
	100%	100%

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

The effective tax rate for the first three months of 2013 was 22.8%, compared to an effective tax rate of 1.5% for the first three months of 2012. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets were $1.3 billion at March 31, 2013, an increase of $2.0 million since December 31, 2012. During this time period, cash and interest-bearing deposits in other banks increased $1.8 million, the investment portfolio increased $16.2 million, and gross loans decreased $15.2 million. Total liabilities decreased by approximately $1.0 million during the first three months of 2013, reflecting a decrease in total deposits of $1.1 million offset by a slight increase in accrued interest payable and other liabilities. Shareholders’ equity increased $3.0 million from December 31, 2012 to March 31, 2013 as a result of the net income recognized during the first three months of 2013.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	March 31, 2013		December 31, 2012
Commercial real estate	$290,619	34%	$298,851	34%
Acquisition and development	124,142	14	128,391	15
Commercial and industrial	68,380	8	69,013	8
Residential mortgage	348,979	41	346,919	40
Consumer	27,549	3	31,655	3
Total Loans	$859,669	100%	$874,829	100%

Comparing March 31, 2013 to December 31, 2012, outstanding loans decreased by $15.2 million (1.7%). Commercial Real Estate (“CRE”) loans decreased $8.2 million as a result of the payoff of several large loans and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $4.3 million due to the movement of $2.1 million from construction to permanent financing and $2.2 million of payoffs. Commercial and industrial (“C&I”) loans decreased $.6 million due to scheduled principal payments. Residential mortgages increased by $2.1 million. The increase in the residential mortgage portfolio was attributable to the purchase of a pool of loans of approximately $8.4 million in January 2013 offset by refinancings and regularly scheduled principal payments on existing loans. Management continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio decreased $4.1 million due primarily to repayment activity in the indirect auto portfolio slightly offsetting new production. At March 31, 2013 and December 31, 2012, approximately 60% of the commercial loan portfolio was collateralized by real estate.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

		% of		% of
	March 31,	Applicable	December 31,	Applicable
(In thousands)	2013	Portfolio	2012	Portfolio
Non-accrual loans:
Commercial real estate	$6,389	2.20%	$6,194	2.07%
Acquisition and development	12,533	10.10%	10,778	8.39%
Commercial and industrial	186	0.27%	176	0.26%
Residential mortgage	3,349	0.96%	2,731	0.79%
Consumer	115	0.42%	36	0.11%
Total non-accrual loans	$22,572	2.63%	$19,915	2.28%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$64		$0
Acquisition and development	0		200
Commercial and industrial	41		0
Residential mortgage	160		1,888
Consumer	41		58
Total loans past due 90 days or more	$306		$2,146

Total non-accrual and accruing loans past due
90 days or more	$22,878		$22,061

Restructured Loans (TDRs):
Performing	$12,058		$12,134
Non-accrual (included above)	5,535		5,540
Total TDRs	$17,593		$17,674

Other Real Estate Owned	$16,188		$17,513

Impaired loans without a valuation allowance	$37,578		$39,361
Impaired loans with a valuation allowance	10,921		8,481
Total impaired loans	$48,499		$47,842
Valuation allowance related to impaired loans	$2,781		$1,632

Other Real Estate Owned

The following table presents the components of OREO as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Commercial real estate	$5,303	$5,559
Acquisition and development	9,357	9,831
Residential mortgage	1,528	2,123
Total OREO	$16,188	$17,513

The following table presents the activity in the OREO valuation allowance for the three months ended March 31, 2013 and 2012:

	2013	2012
Balance January 1	$2,766	$1,745
Fair value write-down	20	0
Sales of OREO	(607)	(68)
Balance at end of period	$2,179	$1,677

The following table presents the components of OREO expenses, net for the three months ended March 31, 2013 and 2012:

	For the three months ended
	March 31,
(in thousands)	2013	2012
Gains on real estate, net	$(7)	$(623)
Fair value write-down	20	0
Expenses, net	117	142
Rental income	(112)	(69)
Total OREO expenses/(income), net	$18	$(550)

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $26.1 million at March 31, 2013 and $28.2 million at December 31, 2012. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $2.0 million during the three months ended March 31, 2013, due to the reclassification of a $1.8 million A&D loan out of impaired status due to improved performance as well as $.2 million of net principal repayments received in the year-to-date period. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	2	$268	2	$273
All other CRE	5	5,631	5	5,676
Acquisition and development
1-4 family residential construction	1	2,052	1	2,052
All other A&D	6	2,561	4	2,330
Commercial and industrial	2	640	2	557
Residential mortgage
Residential mortgage – term	4	906	4	1,246
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	20	$12,058	18	$12,134

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	6	4,600	6	4,600
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	487	2	492
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	9	5,535	9	5,540
Total TDRs	29	$17,593	27	$17,674

The level of TDRs decreased $.1 million during the three months ended March 31, 2013. Three loans totaling $.4 million were added to performing TDRs and two loans already in performing TDRs were re-modified. One loan totaling $.5 million that had been modified prior to December 31, 2012 at a market rate is no longer reported as a performing TDR during 2013 because the borrower had made at least six consecutive payments and was current at the time of reclassification.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(in thousands)	2013	2012
Balance, January 1	$16,047	$19,480
Charge-offs:
Commercial real estate	0	(1,161)
Acquisition and development	(4)	(246)
Commercial and industrial	(876)	(9,091)
Residential mortgage	(155)	(283)
Consumer	(143)	(173)
Total charge-offs	(1,178)	(10,954)
Recoveries:
Commercial real estate	100	0
Acquisition and development	8	12
Commercial and industrial	49	330
Residential mortgage	31	99
Consumer	103	122
Total recoveries	291	563
Net credit losses	(887)	(10,391)
Provision for loan losses	865	8,124
Balance at end of period	$16,025	$17,213

Allowance for loan losses to loans outstanding (as %)	1.86%	1.88%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.41%	4.47%

The ALL remained consistent at $16.0 million at March 31, 2013 and December 31, 2012 compared to $17.2 million at March 31, 2012. The provision for loan losses for the first three months of 2013 decreased to $.9 million from $8.1 million for the same period in 2012. Net charge-offs declined to $.9 million for the three months ended March 31, 2013, compared to $10.4 million for the three months ended March 31, 2012. Included in the net charge-offs for the three months ended March 31, 2013 was a $.8 million charge-off for a C&I loan. The lower provision expense was due to the significantly lower level of net charge-offs as well as the lower level of loan balances. The ratio of the ALL to loans outstanding as of March 31, 2013 was 1.86%, which was slightly lower than the 1.88% for the same period last year.

The ratio of net charge-offs to average loans for the three months ended March 31, 2013 was an annualized .41%, compared to an annualized 4.47% for the same period in 2012 and 1.41% for the year ended December 31, 2012. Relative to December 31, 2012, all segments of loans showed improvement. The CRE portfolio had an annualized net recovery rate as of March 31, 2013 of .14% compared to an annualized net charge-off rate of .67% as of December 31, 2012. There were no net charge-offs for A&D loans as of March 31, 2013 compared to an annualized net charge-off rate of .29% as of December 31, 2012. The ratios for C&I loans were 4.82% and 12.10% for March 31, 2013 and December 31, 2012, respectively. The residential mortgage ratios were .14% and .33% for March 31, 2013 and December 31, 2012, respectively, and the consumer loan ratios were .54% and .69% for March 31, 2013 and December 31, 2012, respectively.

Accruing loans past due 30 days or more declined to 1.95% of the loan portfolio at March 31, 2013, compared to 2.39% at December 31, 2012. The decrease for the first three months of 2013 was primarily due to a decrease of $2.8 million in past-due accruing residential mortgage – term loans and a $2.2 million decrease in past-due accruing CRE loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the three-month periods ending March 31, 2013 and March 31, 2012, total non-accrual loan balances have declined. Non-accrual loans totaled $22.6 million as of March 31, 2013, compared to $19.9 million as of December 31, 2012 and $28.6 million as of March 31, 2012. Non-accrual loans which have been subject to a partial charge-off totaled $6.6 million as of March 31, 2013, compared to $6.7 million as of December 31, 2012.

Management believes that the ALL at March 31, 2013 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2013, the total amortized cost basis of the available-for-sale investment portfolio was $260.1 million, compared to a fair value of $239.4 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2013			December 31, 2012
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(Dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$47,425	$47,228	20%	$40,334	$40,320	18%
Residential mortgage-backed agencies	81,432	81,418	34%	43,596	44,108	20%
Commercial mortgage-backed agencies	14,934	15,026	6%	37,330	37,618	17%
Collateralized mortgage obligations	23,054	23,279	9%	31,836	31,731	14%
Obligations of state and political subdivisions	56,308	58,691	25%	55,212	58,054	26%
Collateralized debt obligations	36,902	13,798	6%	36,798	11,442	5%
Total available for sale	$260,055	$239,440	100%	$245,106	$223,273	100%
Securities Held to Maturity:
Obligations of state and political subdivisions	$4,040	$4,318	100%	$4,040	$4,347	100%

Total investment securities available-for-sale increased $16.2 million since December 31, 2012. At March 31, 2013, the securities classified as available-for-sale included a net unrealized loss of $20.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $225.6 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $2.5 million at March 31, 2013. The remaining $13.8 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $23.1 million in unrealized losses associated with this portfolio relates to 17 of the 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $15.2 million represent non-credit related OTTI charges on 13 of the securities, while $7.9 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2013.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	649	556	(93)	C	303,112	19.46%	77,500	(10,772)	-13.90%	9/13
Preferred Term Security XI*	B-1	1,340	433	(907)	C	635,775	28.67%	391,105	(115,393)	-29.50%	42/62
Preferred Term Security XVI*	C	255	290	35	C	606,040	41.86%	318,000	(165,189)	-51.95%	34/56
Preferred Term Security XVIII	C	3,036	826	(2,210)	C	676,565	28.69%	464,843	(96,251)	-20.71%	49/75
Preferred Term Security XVIII*	C	2,124	551	(1,573)	C	676,565	28.69%	464,843	(96,251)	-20.71%	49/75
Preferred Term Security XIX*	C	3,048	763	(2,285)	C	700,535	20.01%	484,731	(106,708)	-22.01%	46/66
Preferred Term Security XIX*	C	1,319	327	(992)	C	700,535	20.01%	484,731	(106,708)	-22.01%	46/66
Preferred Term Security XIX*	C	1,321	327	(994)	C	700,535	20.01%	484,731	(106,708)	-22.01%	46/66
Preferred Term Security XIX*	C	2,214	545	(1,669)	C	700,535	20.01%	484,731	(106,708)	-22.01%	46/66
Preferred Term Security XXII*	C-1	3,977	1,509	(2,468)	C	1,386,600	25.10%	933,600	(134,943)	-14.45%	61/91
Preferred Term Security XXII*	C-1	1,591	603	(988)	C	1,386,600	25.10%	933,600	(134,943)	-14.45%	61/91
Preferred Term Security XXIII*	C-1	2,089	704	(1,385)	C	1,467,000	21.88%	908,637	(90,875)	-10.00%	87/112
Preferred Term Security XXIII*	D-1	2,250	780	(1,470)	C	1,467,000	21.88%	908,637	(203,965)	-22.45%	87/112
Preferred Term Security XXIII*	D-1	750	260	(490)	C	1,467,000	21.88%	908,637	(203,965)	-22.45%	87/112
Preferred Term Security XXIV*	C-1	939	255	(684)	C	1,050,600	32.12%	660,324	(196,924)	-29.82%	57/86
Preferred Term Security I-P-I	B-2	2,000	1,261	(739)	CCC-	351,000	9.26%	156,000	10,235	6.56%	14/16
Preferred Term Security I-P-IV	B-1	3,000	1,428	(1,572)	CCC-	325,000	7.08%	209,150	22,785	10.89%	23/25
Preferred Term Security I-P-IV	B-1	5,000	2,380	(2,620)	CCC-	325,000	7.08%	209,150	22,785	10.89%	23/25

Total Level 3 Securities Availab e for Sale		36,902	13,798	(23,104)

* Security has been deemed other-than-temporarity impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 7.08% to 41.86% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of ASC Topic 320 (Section 320-10-35), management must assess whether (a) the Corporation has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of March 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2012 and March 31, 2013.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2013.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of March 31, 2013, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	March 31, 2013		December 31, 2012
Non-interest bearing demand deposits	$184,288	19%	$161,500	17%
Interest-bearing deposits:
Demand	122,214	12	119,306	12
Money Market:
Retail	191,505	20	202,678	21
Savings deposits	113,578	12	109,740	11
Time deposits less than $100,000:
Retail	185,196	19	187,289	19
Brokered/CDARS	1,035	0	1,052	0
Time deposits $100,000 or more:
Retail	166,284	17	164,085	17
Brokered/CDARS	11,700	1	31,234	3
Total Deposits	$975,800	100%	$976,884	100%

Total deposits decreased $1.1 million during the first three months of 2013 when compared to deposits at December 31, 2012. Non-interest bearing deposits increased $22.8 million. Traditional savings accounts increased $3.8 million due to continued growth in our Prime Saver product. Total demand deposits increased $2.9 million and total money market accounts decreased $11.2 million. Time deposits less than $100,000 declined $2.1 million and time deposits greater than $100,000 decreased $17.3 million due to the repayment of a $20.0 million brokered certificate of deposit at its maturity in January 2013. Our internal treasury team continues to promote the strategy of increasing our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(In thousands)	2013	2012
Securities sold under agreements to repurchase	$38,633	$39,257
Total short-term borrowings	$38,633	$39,257

FHLB advances	$135,990	$136,005
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,720	$182,735

Total short-term borrowings decreased by approximately $.6 million during the first three months of 2013 due to decreases in treasury management customer deposits. Long-term borrowings decreased by $15.0 thousand during the first three months of 2013 due to the scheduled monthly amortization of long-term advances.

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

At March 31, 2013, we were asset sensitive.

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

The following table presents our capital ratios:

			Required for
			Capital	Required To
	March 31,	December 31,	Adequacy	Be Well
	2013	2012	Purposes	Capitalized
Total Capital (to risk-weighted assets)
Consolidated	14.68%	14.13%	8.00%	10.00%
First United Bank & Trust	15.19%	14.63%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.12%	12.54%	4.00%	6.00%
First United Bank & Trust	13.91%	13.35%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	11.02%	10.32%	4.00%	5.00%
First United Bank & Trust	11.67%	10.98%	4.00%	5.00%

As of March 31, 2013, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at March 31, 2013 when compared to December 31, 2012.

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

In December 2010, Basel released Basel III, a framework for strengthening international capital and liquidity regulations. Basel III includes defined minimum capital ratios, which was scheduled to be implemented on January 1, 2013. An additional “capital conservation buffer” will be phased-in beginning January 1, 2016 and, when fully phased-in three years later, the minimum ratios will be 2.5% higher. Fully phased-in capital standards under Basel III will require banks to maintain more capital than the minimum levels required under current regulatory capital standards. As Basel III is only a framework, the specific changes in capital requirements are to be determined by each country’s banking regulators.

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

The total risk based capital ratios of First United Corporation include $40.8 million of junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at March 31, 2013, under guidance issued by the Board of Governors of the Federal Reserve System. First United Corporation will monitor the finalization of the Basel III Capital Rules, including whether its TPS Debentures will continue to qualify for Tier 1 capital under the final rules.

In January 2009, pursuant to the Treasury’s Troubled Asset Relieve Program Capital Purchase Program, First United Corporation sold 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of its common stock, having an exercise price of $13.79 per share, to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 10 to the Consolidated Financial Statements.

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of March 31, 2013, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume quarterly cash dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payments that were due in March 2011. As of March 31, 2013, this deferral election remained in effect and cumulative deferred interest was approximately $4.9 million, which has been fully accrued and must be paid in full when the Board of Directors elects to terminate the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $81.9 million and $1.2 million, respectively, at March 31, 2013, compared to $87.1 million and $1.3 million, respectively, at December 31, 2012. We are not a party to any other off-balance sheet arrangements.

See Note 11 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2012.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Market Risk and Interest Sensitivity”. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2012. We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2013 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first three months of 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. Management does not believe that any material changes in our risk factors have occurred since December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

As previously reported in First United Corporation’s SEC reports and as discussed in Item 7 of Part I of this report, the terms of First United Corporation’s Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Dividends of $.4 million per dividend period continue to accrue, aggregating $4.0 million at March 31, 2013. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend.

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

FIRST UNITED CORPORATION

Date: May 13, 2013	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date May 13, 2013	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver,
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

