Form 10-Q
period 2013-06-30
FIRST UNITED CORP/MD/
filed 2013-08-14
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,210,587 shares of common stock, par value $.01 per share, as of July 31, 2013.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$28,160	$71,290
Interest bearing deposits in banks	13,909	11,778
Cash and cash equivalents	42,069	83,068
Investment securities – available-for-sale (at fair value)	304,681	223,273
Investment securities – held to maturity (at cost)	3,900	4,040
Restricted investment in bank stock, at cost	7,853	8,349
Loans	841,850	874,829
Allowance for loan losses	(15,522)	(16,047)
Net loans	826,328	858,782
Premises and equipment, net	29,154	29,455
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	31,906	31,407
Deferred tax assets	31,625	28,882
Other real estate owned	19,344	17,513
Accrued interest receivable and other assets	21,342	25,010
Total Assets	$1,329,206	$1,320,783

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$162,671	$161,500
Interest bearing deposits	809,988	815,384
Total deposits	972,659	976,884

Short-term borrowings	50,954	39,257
Long-term borrowings	182,704	182,735
Accrued interest payable and other liabilities	25,106	23,002
Total Liabilities	1,231,423	1,221,878

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on June 30, 2013 and December 31, 2012 (discount of $41 and $75, respectively)	29,959	29,925
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,211 shares at June 30, 2013 and 6,119 shares at December 31, 2012	62	62
Surplus	21,616	21,573
Retained earnings	72,054	69,168
Accumulated other comprehensive loss	(25,908)	(21,823)
Total Shareholders’ Equity	97,783	98,905
Total Liabilities and Shareholders’ Equity	$1,329,206	$1,320,783

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Interest income
Interest and fees on loans	$21,021	$23,954
Interest on investment securities
Taxable	2,297	2,259
Exempt from federal income tax	868	922
Total investment income	3,165	3,181
Other	181	134
Total interest income	24,367	27,269
Interest expense
Interest on deposits	2,609	3,558
Interest on short-term borrowings	29	97
Interest on long-term borrowings	3,253	3,833
Total interest expense	5,891	7,488
Net interest income	18,476	19,781
Provision for loan losses	946	9,236
Net interest income after provision for loan losses	17,530	10,545
Other operating income
Changes in fair value on impaired securities	2,353	(43)
Portion of gain recognized in other comprehensive income (before taxes)	(2,353)	43
Net securities impairment losses recognized in operations	0	0
Net gains – other	356	680
Total net gains	356	680
Service charges	1,734	1,725
Trust department	2,383	2,269
Insurance commissions	2	8
Debit card income	984	1,021
Bank owned life insurance	499	1,264
Brokerage commissions	361	389
Other	354	396
Total other income	6,317	7,072
Total other operating income	6,673	7,752
Other operating expenses
Salaries and employee benefits	9,640	9,936
FDIC premiums	929	977
Equipment	1,291	1,341
Occupancy	1,384	1,401
Data processing	1,499	1,445
Other	4,521	4,041
Total other operating expenses	19,264	19,141
Income/(Loss) before income tax expense	4,939	(844)
Applicable income tax expense	1,175	172
Net Income/(Loss)	3,764	(1,016)
Accumulated preferred stock dividends and discount accretion	(878)	(846)
Net Income Available to/Net (Loss) Attributable to Common Shareholders	$2,886	$(1,862)
Basic and diluted net income/(loss) per common share	$0.47	$(0.30)
Weighted average number of basic and diluted shares outstanding	6,203	6,188

See accompanying notes to the consolidated financial statements

	Three Months Ended
	June 30,
	2013	2012
	(Unaudited)
Interest income
Interest and fees on loans	$10,336	$11,905
Interest on investment securities
Taxable	1,206	1,097
Exempt from federal income tax	440	424
Total investment income	1,646	1,521
Other	97	75
Total interest income	12,079	13,501
Interest expense
Interest on deposits	1,282	1,665
Interest on short-term borrowings	15	51
Interest on long-term borrowings	1,639	1,887
Total interest expense	2,936	3,603
Net interest income	9,143	9,898
Provision for loan losses	81	1,112
Net interest income after provision for loan losses	9,062	8,786
Other operating income
Changes in fair value on impaired securities	691	(371)
Portion of (gain)/loss recognized in other comprehensive income (before taxes)	(691)	371
Net securities impairment losses recognized in operations	0	0
Net gains/ (losses) – other	27	(23)
Total net gains/ (losses)	27	(23)
Service charges	860	863
Trust department	1,187	1,154
Insurance commissions	1	2
Debit card income	508	529
Bank owned life insurance	250	293
Brokerage commissions	199	204
Other	97	44
Total other income	3,102	3,089
Total other operating income	3,129	3,066
Other operating expenses
Salaries and employee benefits	4,796	5,047
FDIC premiums	478	512
Equipment	649	659
Occupancy	680	691
Data processing	770	765
Other	2,369	2,396
Total other operating expenses	9,742	10,070
Income before income tax expense	2,449	1,782
Applicable income tax expense	607	133
Net Income	1,842	1,649
Accumulated preferred stock dividends and discount accretion	(441)	(431)
Net Income Available to Common Shareholders	$1,401	$1,218
Basic and diluted net income per common share	$0.23	$0.20
Weighted average number of basic and diluted shares outstanding	6,207	6,194

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Six Months Ended
	June 30,
Comprehensive (Loss)/Income (in thousands)	2013	2012
Net Income/(Loss)	$3,764	$(1,016)
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	1,408	(26)

Net unrealized (losses)/gains on all other AFS securities	(5,729)	225

Net unrealized gains on cash flow hedges	138	47

Net unrealized gains on Pension	91	0

Net unrealized gains on SERP	7	0

Other comprehensive (loss)/income, net of tax	(4,085)	246

Comprehensive loss	$(321)	$(770)

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Three Months Ended
	June 30,
Comprehensive (Loss)/Income (in thousands)	2013	2012
Net Income	$1,842	$1,649
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains/(losses) on investments with OTTI	413	(221)

Net unrealized (losses)/gains on all other AFS securities	(5,464)	346

Net unrealized gains on cash flow hedges	78	20

Net unrealized losses on Pension	(624)	0

Net unrealized gains on SERP	3	0

Other comprehensive (loss)/income, net of tax	(5,594)	145

Comprehensive (loss)/income	$(3,752)	$1,794

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2012	$29,860	$62	$21,500	$66,196	$(20,962)	$96,656

Net income				4,663		4,663
Other comprehensive loss					(861)	(861)
Stock based compensation			73			73
Preferred stock discount accretion	65			(65)		0
Preferred stock dividends deferred				(1,626)		(1,626)

Balance at December 31, 2012	29,925	62	21,573	69,168	(21,823)	98,905

Net income				3,764		3,764
Other comprehensive loss					(4,085)	(4,085)
Stock based compensation			43			43
Preferred stock discount accretion	34			(34)		0
Preferred stock dividends deferred				(844)		(844)

Balance at June 30, 2013	$29,959	$62	$21,616	$72,054	$(25,908)	$97,783

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities	(Unaudited)
Net income/(loss)	$3,764	$(1,016)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	946	9,236
Depreciation	1,026	1,005
Stock compensation	43	31
Gain on sales of Insurance assets	0	(88)
Gain on sales of other real estate owned	(62)	(682)
Write-downs of other real estate owned	37	0
Gain on loan sales	(131)	(59)
Loss on disposal of fixed assets	2	66
Net amortization of investment securities discounts and premiums	697	791
Gain on sales of investment securities – available-for-sale	(227)	(599)
Amortization of deferred Loan Fees	(265)	(276)
Decrease in accrued interest receivable and other assets	3,820	1,553
Deferred tax benefit	0	(1,509)
Increase/(decrease) in accrued interest payable and other liabilities	1,502	(1,836)
Earnings on bank owned life insurance	(499)	(1,264)
Net cash provided by operating activities	10,653	5,353

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	20,705	39,511
Proceeds from maturities/calls of investment securities held-to-maturity	140	0
Proceeds from sales of investment securities available-for-sale	35,136	10,454
Purchases of investment securities available-for-sale	(144,941)	(36,086)
Proceeds from sales of other real estate owned	2,865	2,977
Proceeds from loan sales	18,049	7,619
Proceeds from disposal of fixed assets	0	19
Proceeds from sale of insurance assets	0	3,604
Proceeds from BOLI death benefit	0	1,806
Net decrease in FHLB stock	496	1047
Net decrease in loans	9,184	6,108
Purchases of premises and equipment	(727)	(641)
Net cash (used in)/provided by investing activities	(59,093)	36,418

Financing activities
Net decrease in deposits	(4,225)	(31,444)
Net increase/(decrease) in short-term borrowings	11,697	(7,966)
Proceeds from long-term borrowings	0	20,000
Payments on long-term borrowings	(31)	(20,529)
Net cash provided by/(used in) financing activities	7,441	(39,939)
(Decrease)/increase in cash and cash equivalents	(40,999)	1,832
Cash and cash equivalents at beginning of the year	83,068	65,107
Cash and cash equivalents at end of period	$42,069	$66,939

Supplemental information
Interest paid	$4,868	$6,621
Non-cash investing activities:
Transfers from loans to other real estate owned	$4,671	$5,447
Transfers from securities available for sale to held-to-maturity	$0	$4,040

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended JUNE 30, 2013

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2013 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2013 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings/(Loss) Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings/(loss) per share is derived by dividing net income available to/loss attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on earnings per share during loss periods. There were no common stock equivalents during the three and six months ended June 30, 2013 and 2012.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the six- and three-month periods ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013			2012
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Loss	Shares	Amount
Basic and Diluted Earnings/(Loss) Per Share:
Net income/(loss)	$3,764			$(1,016)
Preferred stock dividends deferred	(844)			(814)
Discount accretion on preferred stock	(34)			(32)
Net income available to/Net (loss) attributable to common shareholders	$2,886	6,203	$0.47	$(1,862)	6,188	$(0.30)

	For the three months ended June 30,
	2013			2012
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,842			$1,649
Preferred stock dividends deferred	(424)			(415)
Discount accretion on preferred stock	(17)			(16)
Net income available to common shareholders	$1,401	6,207	$0.23	$1,218	6,194	$0.20

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2013 and 2012:

	Six months ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	$412	$663	$0	$0
Realized losses	(185)	(64)	(23)	0
Gain on sale of consumer loans	131	59	52	39
Gain on sale of insurance assets	0	88	0	0
Loss on disposal of fixed assets	(2)	(66)	(2)	(62)
Net gains – other	$356	$680	$27	$(23)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	June 30,	December 31,
(in thousands)	2013	2012
Cash and due from banks, weighted average interest rate of 0.20% (at June 30, 2013)	$28,160	$71,290

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of June 30, 2013 and December 31, 2012, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	June 30,	December 31,
(in thousands)	2013	2012
FHLB daily investments, interest rate of 0.005% (at June 30, 2013)	$5,430	$3,306
FTN daily investments, interest rate of 0.07% (at June 30, 2013)	1,350	1,350
M&T daily investments, interest rate of 0.22% (at June 30, 2013)	6,044	6,037
CBB Fed Funds sold, interest rate of 0.21% (at June 30, 2013)	1,085	1,085
	$13,909	$11,778

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

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCI
June 30, 2013
Available for Sale:
U.S. government agencies	$94,703	$8	$3,577	$91,134	$0
Residential mortgage-backed agencies	88,046	382	3,741	84,687	0
Commercial mortgage-backed agencies	35,903	0	675	35,228	0
Collateralized mortgage obligations	19,629	156	260	19,525	0
Obligations of states and political subdivisions	58,410	1,480	813	59,077	0
Collateralized debt obligations	37,045	151	22,166	15,030	14,524
Total available for sale	$333,736	$2,177	$31,232	$304,681	$14,524
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$365	$352	$3,913	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$40,334	$97	$111	$40,320	$0
Residential mortgage-backed agencies	43,596	703	191	44,108	0
Commercial mortgage-backed agencies	37,330	288	0	37,618	0
Collateralized mortgage obligations	31,836	188	293	31,731	0
Obligations of states and political subdivisions	55,212	2,842	0	58,054	0
Collateralized debt obligations	36,798	0	25,356	11,442	16,876
Total available for sale	$245,106	$4,118	$25,951	$223,273	$16,876
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$542	$235	$4,347	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Proceeds	$35,136	$10,454	$0	$0
Realized gains	412	663	0	0
Realized losses	185	64	23	0

The following table shows the Corporation’s securities with gross unrealized losses and fair values at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
June 30, 2013
Available for Sale:
U.S. government agencies	$80,137	$3,577	$0	$0
Residential mortgage-backed agencies	75,897	3,741	0	0
Commercial mortgage-backed agencies	33,702	675	0	0
Collateralized mortgage obligations	8,750	238	3,518	22
Obligations of states and political subdivisions	17,157	813	0	0
Collateralized debt obligations	0	0	14,604	22,166
Total available for sale	$215,643	$9,044	$18,122	$22,188
Held to Maturity:
Obligations of states and political subdivisions	$2,508	$352	$0	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$18,220	$111	$0	$0
Residential mortgage-backed agencies	22,407	191	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	16,576	293	450	0	*
Obligations of states and political subdivisions	0	0	0	0
Collateralized debt obligations	0	0	11,442	25,356
Total available for sale	$57,203	$595	$11,892	$25,356
Held to Maturity:
Obligations of states and political subdivisions	$2,765	$235	$0	$0

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2012 and June 30, 2013.

U.S. Government Agencies - Thirteen U.S. government agencies have been in an unrealized loss position for less than 12 months as of June 30, 2013. There were no U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Residential Mortgage-Backed Agencies - Twenty-two residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of June 30, 2013. There were no residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Commercial Mortgage-Backed Agencies - Ten commercial mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of June 30, 2013. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Collateralized Mortgage Obligations - One collateralized mortgage obligation security at June 30, 2013 was in an unrealized loss position for 12 months or more. There were two collateralized mortgage obligation securities in an unrealized loss position for less than 12 months. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Obligations of State and Political Subdivisions - Seven securities have been in an unrealized loss position for less than 12 months. There are no securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

Collateralized Debt Obligations - The $22.2 million in unrealized losses greater than 12 months at June 30, 2013 relates to 17 pooled trust preferred securities that are included in the CDO portfolio. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2013. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six- and three-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in thousands)	2013	2012
Balance of credit-related OTTI at January 1	$13,959	$14,424
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(264)	(224)
Balance of credit-related OTTI at June 30	$13,695	$14,200

	Three Months Ended June 30,
(in thousands)	2013	2012
Balance of credit-related OTTI at April 1	$13,834	$14,312
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(139)	(112)
Balance of credit-related OTTI at June 30	$13,695	$14,200

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2013 is shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due after one year through five years	20,049	20,041
Due after five years through ten years	$73,227	$72,868
Due after ten years	96,882	72,332
	190,158	165,241
Residential mortgage-backed agencies	88,046	84,687
Commercial mortgage-backed agencies	35,903	35,228
Collateralized mortgage obligations	19,629	19,525
	$333,736	$304,681
Held to Maturity:
Due after ten years	$3,900	$3,913

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Central Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2013.

The Corporation recognizes dividends on a cash basis. For the six months ended June 30, 2013, dividends of $96,734 were recognized in earnings. For the comparable period of 2012, dividends of $73,867 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2013 and December 31, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2013
Total loans	$285,984	$118,356	$63,844	$346,636	$27,030	$841,850
Individually evaluated for impairment	$15,622	$20,594	$2,261	$5,182	$107	$43,766
Collectively evaluated for impairment	$270,362	$97,762	$61,583	$341,454	$26,923	$798,084

December 31, 2012
Total loans	$298,851	$128,391	$69,013	$346,919	$31,655	$874,829
Individually evaluated for impairment	$15,941	$24,112	$3,449	$4,304	$36	$47,842
Collectively evaluated for impairment	$282,910	$104,279	$65,564	$342,615	$31,619	$826,987

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is then segregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied, nonfarm, and nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The acquisition and development (“A&D”) loan segment is segregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. A&D loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan is made. The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is segregated into two classes. Amortizing term loans are primarily first lien loans. Home equity lines of credit are generally second lien loans. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard and Doubtful within the internal risk rating system as of June 30, 2013 and December 31, 2012:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial real estate
Non owner-occupied	$109,273	$9,364	$30,036	$0	$148,673
All other CRE	107,258	8,733	21,320	0	137,311
Acquisition and development
1-4 family residential construction	8,584	0	5,115	0	13,699
All other A&D	75,486	1,899	27,272	0	104,657
Commercial and industrial	59,407	1,873	2,564	0	63,844
Residential mortgage
Residential mortgage - term	257,009	733	11,561	0	269,303
Residential mortgage - home equity	74,922	523	1,888	0	77,333
Consumer	26,781	19	230	0	27,030
Total	$718,720	$23,144	$99,986	$0	$841,850

December 31, 2012
Commercial real estate
Non owner-occupied	$126,230	$6,464	$18,840	$0	$151,534
All other CRE	110,365	9,072	27,880	0	147,317
Acquisition and development
1-4 family residential construction	9,284	1,101	5,967	0	16,352
All other A&D	79,136	1,073	31,830	0	112,039
Commercial and industrial	60,234	2,029	6,750	0	69,013
Residential mortgage
Residential mortgage - term	255,993	751	11,885	0	268,629
Residential mortgage - home equity	75,935	195	2,160	0	78,290
Consumer	31,376	22	257	0	31,655
Total	$748,553	$20,707	$105,569	$0	$874,829

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of June 30, 2013 and December 31, 2012:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
June 30, 2013
Commercial real estate
Non owner-occupied	$143,956	$395	$213	$0	$608	$4,109	$148,673
All other CRE	135,008	259	0	0	259	2,044	137,311
Acquisition and development
1-4 family residential construction	12,159	0	0	0	0	1,540	13,699
All other A&D	96,293	121	479	0	600	7,764	104,657
Commercial and industrial	63,635	44	22	2	68	141	63,844
Residential mortgage
Residential mortgage - term	262,325	776	2,126	513	3,415	3,563	269,303
Residential mortgage - home equity	76,598	499	14	114	627	108	77,333
Consumer	26,204	508	192	18	718	108	27,030
Total	$816,178	$2,602	$3,046	$647	$6,295	$19,377	$841,850
December 31, 2012
Commercial real estate
Non owner-occupied	$146,796	$321	$64	$0	$385	$4,353	$151,534
All other CRE	143,108	2,368	0	0	2,368	1,841	147,317
Acquisition and development
1-4 family residential construction	16,280	61	0	0	61	11	16,352
All other A&D	100,232	619	221	200	1,040	10,767	112,039
Commercial and industrial	68,228	580	29	0	609	176	69,013
Residential mortgage
Residential mortgage - term	251,673	7,446	5,244	1,639	14,329	2,627	268,629
Residential mortgage - home equity	77,224	583	130	249	962	104	78,290
Consumer	30,434	800	327	58	1,185	36	31,655
Total	$833,975	$12,778	$6,015	$2,146	$20,939	$19,915	$874,829

Non-accrual loans which have been subject to a partial charge-off totaled $7.4 million as of June 30, 2013, compared to $6.7 million as of December 31, 2012.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 and December 31, 2012.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2013
Total ALL	$5,261	$4,875	$753	$4,304	$329	$15,522
Individually evaluated for impairment	$35	$2,612	$0	$78	$0	$2,725
Collectively evaluated for impairment	$5,226	$2,263	$753	$4,226	$329	$12,797

December 31, 2012
Total ALL	$5,206	$5,029	$906	$4,507	$399	$16,047
Individually evaluated for impairment	$126	$1,506	$0	$0	$0	$1,632
Collectively evaluated for impairment	$5,080	$3,523	$906	$4,507	$399	$14,415

Management evaluates individual loans in all of the commercial segments for possible impairment, if the loan (a) is greater than $500,000 or (b) is part of a relationship that is greater than $750,000 and is either (i) in nonaccrual status or (ii) risk-rated Substandard and greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2013 and December 31, 2012:

			Impaired
			Loans with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
(in thousands)	Investment	Allowances	Investment	Investment	Balance
June 30, 2013
Commercial real estate
Non owner-occupied	$132	$35	$4,902	$5,034	$7,664
All other CRE	0	0	10,588	10,588	10,892
Acquisition and development
1-4 family residential construction	3,219	669	8	3,227	3,315
All other A&D	5,805	1,943	11,562	17,367	21,841
Commercial and industrial	0	0	2,261	2,261	2,277
Residential mortgage
Residential mortgage - term	706	78	3,923	4,629	5,223
Residential mortgage – home equity	0	0	553	553	553
Consumer	0	0	107	107	107
Total impaired loans	$9,862	$2,725	$33,904	$43,766	$51,872

December 31, 2012
Commercial real estate
Non owner-occupied	$0	$0	$5,309	$5,309	$7,929
All other CRE	1,019	126	9,613	10,632	10,785
Acquisition and development
1-4 family residential construction	2,052	471	10	2,062	2,062
All other A&D	5,410	1,035	16,640	22,050	26,232
Commercial and industrial	0	0	3,449	3,449	3,449
Residential mortgage
Residential mortgage - term	0	0	3,755	3,755	4,086
Residential mortgage – home equity	0	0	549	549	549
Consumer	0	0	36	36	36
Total impaired loans	$8,481	$1,632	$39,361	$47,842	$55,128

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

Activity in the ALL is presented for the six- and three-months ended June 30, 2013 and June 30, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	(184)	(262)	(1,004)	(256)	(275)	(1,981)
Recoveries	127	21	51	119	192	510
Provision	112	87	800	(66)	13	946
ALL balance at June 30, 2013	$5,261	$4,875	$753	$4,304	$329	$15,522

ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(2,280)	(670)	(9,141)	(665)	(347)	(13,103)
Recoveries	58	403	332	123	241	1,157
Provision	1,860	(714)	7,479	569	42	9,236
ALL balance at June 30, 2012	$5,856	$6,209	$860	$3,457	$388	$16,770

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at April 1, 2013	$5,789	$4,760	$645	$4,483	$348	$16,025
Charge-offs	(184)	(258)	(128)	(101)	(132)	(803)
Recoveries	27	13	2	88	89	219
Provision	(371)	360	234	(166)	24	81
ALL balance at June 30, 2013	$5,261	$4,875	$753	$4,304	$329	$15,522

ALL balance at April 1, 2012	$6,635	$5,879	$929	$3,377	$393	$17,213
Charge-offs	(1,119)	(424)	(50)	(382)	(174)	(2,149)
Recoveries	58	391	2	24	119	594
Provision	282	363	(21)	438	50	1,112
ALL balance at June 30, 2012	$5,856	$6,209	$860	$3,457	$388	$16,770

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$5,194	$23	$0	$8,170	$12	$0
All other CRE	10,657	178	46	8,110	134	0
Acquisition and development
1-4 family residential construction	2,961	42	0	2,351	46	0
All other A&D	20,022	269	303	22,909	207	0
Commercial and industrial	3,042	66	0	7,022	72	0
Residential mortgage
Residential mortgage - term	4,174	33	2	5,112	67	36
Residential mortgage – home equity	566	12	0	1,013	7	3
Consumer	86	0	0	47	0	0
Total	$46,702	$623	$351	$54,734	$545	$39

	Three months ended			Three months ended
	June 30, 2013			June 30, 2012
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$5,136	$11	$0	$7,467	$6	$0
All other CRE	10,670	89	0	8,483	54	0
Acquisition and development
1-4 family residential construction	3,410	18	0	2,282	22	0
All other A&D	19,008	127	303	22,759	102	0
Commercial and industrial	2,838	31	0	4,009	38	0
Residential mortgage
Residential mortgage - term	4,384	14	0	5,151	32	21
Residential mortgage – home equity	575	6	0	979	3	0
Consumer	112	0	0	60	0	0
Total	$46,133	$296	$303	$51,190	$257	$21

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

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Six months ended June 30, 2013
Commercial real estate
Non owner-occupied	0	$0	2	$268	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	4	567	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage - term	1	172	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$172	6	$835	0	$0

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three months ended June 30, 2013
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	2	315	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage - term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$315	0	$0

During the six months ended June 30, 2013, there were three new TDRs. In addition, four existing TDRs which had reached their original modification maturity were re-modified. An $11,266 reduction of the ALL resulted from the movement of the three new loans being evaluated collectively for impairment to being evaluated individually for impairment. There was no impact to the recorded investment relating to the transfer of these loans. There was one new TDR with a temporary rate modification during the six months ended June 30, 2012 for which there was no impact to the recorded investment and a $4,300 reduction of the ALL resulting from the movement of the loan being evaluated collectively for impairment to being evaluated individually for impairment. During the three and six months ended June 30, 2013, there were two non-performing A&D loans totaling $.4 million that were transferred to OREO due to payment defaults. During the three and six months ended June 30, 2012, there were no receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the periods indicated.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2013 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of June 30, 2013, the U.S. Government agencies, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2013, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $37.0 million and a fair value of $15.0 million. The market for these securities at June 30, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between June 30, 2013 and December 31, 2012.

The approach used by the third party to determine fair value involves several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued. Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities. Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at June 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$15,030	Discounted Cash Flow	Discount Rate	Swap+17%; Range of Libor+ 6.25% to 18%

Cash Flow Hedge	$(619)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$14,550	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$111	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

(1) Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at
		June 30, 2013 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	06/30/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$91,134		$91,134
Residential mortgage-backed agencies	$84,687		$84,687
Commercial mortgage-backed agencies	$35,228		$35,228
Collateralized mortgage obligations	$19,525		$19,525
Obligations of states and political subdivisions	$59,077		$59,077
Collateralized debt obligations	$15,030			$15,030
Financial Derivative	$(619)			$(619)
Non-recurring:
Impaired loans	$14,550			$14,550
Other real estate owned	$111			$111

		Fair Value Measurements at
		December 31, 2012 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$40,320		$40,320
Residential mortgage-backed agencies	$44,108		$44,108
Commercial mortgage-backed agencies	$37,618		$37,618
Collateralized mortgage obligations	$31,731		$31,731
Obligations of states and political subdivisions	$58,054		$58,054
Collateralized debt obligations	$11,442			$11,442
Financial Derivative	$(849)			$(849)
Non-recurring:
Impaired loans	$13,560			$13,560
Other real estate owned	$3,165			$3,165

There were no transfers of assets between any of the fair value hierarchy for the six months ended June 30, 2013 or June 30, 2012.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-months ended June 30, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	3,588	230
Ending balance June 30, 2013	$15,030	$(619)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance April 1, 2013	$13,798	$(747)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	1,232	128
Ending balance June 30, 2013	$15,030	$(619)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2012	$9,447	$(1,034)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(108)	79
Ending balance June 30, 2012	$9,339	$(955)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance April 1, 2012	$9,954	$(988)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	(615)	33
Ending balance June 30, 2012	$9,339	$(955)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

Gains and losses (realized and unrealized) included in earnings for the periods above are reported in the Consolidated Statement of Operations in Other Operating Income.

The disclosed fair values may vary significantly between institutions based on the estimates and assumptions used in the various valuation methodologies. The derived fair values are subjective in nature and involve uncertainties and significant judgment. Therefore, they cannot be determined with precision. Changes in the assumptions could significantly impact the derived estimates of fair value. Disclosure of non-financial assets such as buildings as well as certain financial instruments such as leases is not required. Accordingly, the aggregate fair values presented do not represent the underlying value of the Corporation.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$28,160	$28,160	$28,160
Interest bearing deposits in banks	13,909	13,909	13,909
Investment securities – AFS	304,681	304,681		$289,651	$15,030
Investment securities – HTM	3,900	3,913			3,913
Restricted Bank stock	7,853	7,853		7,853
Loans, net	826,328	831,579			831,579
Accrued interest receivable	4,496	4,496		4,496

Financial Liabilities:
Deposits – non-maturity	611,914	611,914		611,914
Deposits – time deposits	360,745	368,674		368,674
Short-term borrowed funds	50,954	50,954		50,954
Long-term borrowed funds	182,704	189,834		189,834
Accrued interest payable	6,439	6,439		6,439
Financial derivative	619	619			619
Off balance sheet financial instruments	0	0	0

	December 31, 2012		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,290	$71,290	$71,290
Interest bearing deposits in banks	11,778	11,778	11,778
Investment securities - AFS	223,273	223,273		$211,831	$11,442
Investment securities - HTM	4,040	4,347			4,347
Restricted Bank stock	8,349	8,349		8,349
Loans, net	858,782	865,405			865,405
Accrued interest receivable	4,494	4,494		4,494

Financial Liabilities:
Deposits- non-maturity	593,224	593,224		593,224
Deposits- time deposits	383,660	392,155		392,155
Short-term borrowed funds	39,257	39,257		39,257
Long-term borrowed funds	182,735	190,531		190,531
Accrued interest payable	5,415	5,415		5,415
Financial derivative	849	849			849
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2012 the three months ended March 31, 2013 and the three months ended June 30, 2013:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2012	$(10,572)	$(2,633)	$(616)	$(6,945)	$(196)	$(20,962)
Net gain/(loss) during period	536	(333)	109	(1,317)	144	(861)
Balance - December 31, 2012	$(10,036)	$(2,966)	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	1,070	(116)	60	639	0	1,653
Amounts reclassified from accumulated other comprehensive income	(75)	(149)	0	76	4	(144)
Balance – March 31, 2013	$(9,041)	$(3,231)	$(447)	$(7,547)	$(48)	$(20,314)
Other comprehensive income/(loss) before reclassifications	497	(5,477)	78	(700)	0	(5,602)
Amounts reclassified from accumulated other comprehensive income	(84)	13	0	76	3	8
Balance – June 30, 2013	$(8,628)	$(8,695)	$(369)	$(8,171)	$(45)	$(25,908)

The following table presents the components of comprehensive income for the six- and three- months ended June 30, 2013 and 2012:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,618	$(1,051)	$1,567
Less: accretable yield recognized in income	265	(106)	159
Net unrealized gains on investments with OTTI	2,353	(945)	1,408

Available for sale securities – all other:
Unrealized holding losses	(9,348)	3,755	(5,593)
Less: gains recognized in income	227	(91)	136
Net unrealized losses on all other AFS securities	(9,575)	3,846	(5,729)

Cash flow hedges:
Unrealized holding gains	230	(92)	138

Pension Plan:
Unrealized net actuarial loss	(100)	39	(61)
Less: amortization of unrecognized loss	(266)	106	(160)
Less: amortization of transition asset	20	(8)	12
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	152	(61)	91

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(2)	1	(1)
Less: amortization of prior service costs	(10)	4	(6)
Net SERP liability adjustment	12	(5)	7
Other comprehensive loss	$(6,828)	$2,743	$(4,085)

For the six months ended June 30, 2012
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$181	$(73)	$108
Less: accretable yield recognized in income	224	(90)	134
Net unrealized gains on investments with OTTI	(43)	17	(26)

Available for sale securities – all other:
Unrealized holding gains	975	(393)	582
Less: gains recognized in income	599	(242)	357
Net unrealized gains on all other AFS securities	376	(151)	225

Cash flow hedges:
Unrealized holding gains	79	(32)	47

Other comprehensive income	$412	$(166)	$246

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$830	$(333)	$497
Less: accretable yield recognized in income	139	(55)	84
Net unrealized gains on investments with OTTI	691	(278)	413

Available for sale securities – all other:
Unrealized holding losses	(9,154)	3,677	(5,477)
Less: gains recognized in income	(23)	10	(13)
Net unrealized losses on all other AFS securities	(9,131)	3,667	(5,464)

Cash flow hedges:
Unrealized holding gains	129	(51)	78

Pension Plan:
Unrealized net actuarial loss	(1,169)	469	(700)
Less: amortization of unrecognized loss	(133)	53	(80)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(1,043)	419	(624)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(1)	0	(1)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	6	(3)	3
Other comprehensive loss	$(9,348)	$3,754	$(5,594)

For the three months ended June 30, 2012
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$(259)	$105	$(154)
Less: accretable yield recognized in income	112	(45)	67
Net unrealized losses on investments with OTTI	(371)	150	(221)

Available for sale securities – all other:
Unrealized holding gains	582	(236)	346
Less: gains recognized in income	0	0	0
Net unrealized gains on all other AFS securities	582	(236)	346

Cash flow hedges:
Unrealized holding gains	33	(13)	20

Other comprehensive income	$244	$(99)	$145

The following table presents the details of accumulated other comprehensive income components for the three- and six-month periods ended June 30, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	For the six months ended June 30, 2013	For the three months ended June 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$264	$139	Interest income on taxable investment securities
Taxes	(105)	(55)	Tax expense
	$159	$84	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains/(losses) on sales	$227	$(23)	Net gains - other
Taxes	(91)	10	(Tax expense)/benefit
	$136	$(13)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(266)	(133)	Salaries and employee benefits
Amortization of transition asset	20	10	Salaries and employee benefits
Amortization of prior service costs	(6)	(3)	Salaries and employee benefits
Taxes	100	50	Tax benefit
	$(152)	$(76)
Net SERP liability adjustment:
Amortization of unrecognized loss	(2)	(1)	Salaries and employee benefits
Amortization of prior service costs	(10)	(5)	Salaries and employee benefits
Taxes	5	3	Tax benefit
	$(7)	$(3)

Total reclassifications for the period	$136	$(8)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.02% at June 30, 2013), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.02% at June 30, 2013) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.12% at June 30, 2013). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”), First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payments that were due in March 2011. As of June 30, 2013, this deferral election remained in effect. Cumulative deferred interest on all TPS Debentures was approximately $5.5 million, which must be paid in full when First United Corporation terminates the deferral of interest payments. Management cannot predict when the deferral will be terminated. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. Cumulative deferred dividends on the Series A Preferred Stock was approximately $4.4 million as of June 30, 2013. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the Board of Directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Securities sold under agreements to repurchase:
Outstanding at end of period	$50,954	$39,257
Weighted average interest rate at end of period	0.15%	0.34%
Maximum amount outstanding as of any month end	$54,054	$52,367
Average amount outstanding	$44,012	$38,812
Approximate weighted average rate during the period	0.15%	0.34%

At June 30, 2013, the repurchase agreements were secured by $64.9 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	June 30,	December 31,
(In thousands)	2013	2012
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at June 30, 2013	$135,974	$136,005
Junior subordinated debt, bearing variable interest rates ranging from 2.12% to 3.02% at June 30, 2013	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at June 30, 2013	10,801	10,801
Total long-term debt	$182,704	$182,735

At June 30, 2013, the long-term FHLB advances were secured by $151.2 million in loans and $ 2.0 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2013			December 31, 2012
	Fixed	Floating
(In thousands)	Rate	Rate	Total	Total
Due in 2013	$0	$0	$0	$0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Thereafter	46,775	30,929	77,704	77,735
Total long-term debt	$146,775	$35,929	$182,704	$182,735

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the six months ended		For the three months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$114	$0	$57	$0
Interest cost	635	691	305	340
Expected return on assets	(1,188)	(1,107)	(594)	(554)
Amortization of transition asset	(20)	(20)	(10)	(10)
Recognized net actuarial loss	266	190	133	90
Amortization of prior service cost	6	6	3	3
Net pension credit included in employee benefits	$(187)	$(240)	$(106)	$(131)

SERP	For the six months ended		For the three months ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$60	$60	$30	$30
Interest cost	128	126	64	63
Amortization of recognized loss	2	6	1	3
Amortization of prior service cost	10	62	5	31
Net SERP expense included in employee benefits	$200	$254	$100	$127

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at June 30, 2013.

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

Stock-based awards were made to non-employee directors in May 2013 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 11,304 fully-vested shares of common stock were issued to directors in 2013, which had a fair market value of $7.96 per share. Director stock compensation expense was $43,311 for the six months ended June 30, 2013 and $31,217 for the six months ended June 30, 2012. Stock compensation expense was $21,660 and $18,420 for the three months ended June 30, 2013 and 2012, respectively.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.2 million of outstanding standby letters of credit at June 30, 2013 and $1.3 million as of December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2013 and December 31, 2012 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2013, swap contracts totaling $15.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012. The five-year $10 million contract matures June 17, 2014 and the seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contracts was ($619) thousand at June 30, 2013 and ($849) thousand at December 31, 2012 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of June 30, 2013.

For the six months ended June 30, 2013, the Corporation recorded an increase in the value of the derivatives of $230 thousand and the related deferred tax benefit of $92 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ending June 30, 2013. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2013.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three- months ended June 30, 2013 and 2012.

			Amount of gain or
			(loss) recognized in
Derivative in Cash Flow Hedging		Amount of gain or	income on derivative
Relationships	Amount of gain	(loss) reclassified from	(ineffective portion
	recognized in OCI	accumulated OCI into	and amount excluded
	on derivative	income	from effectiveness
(In thousands)	(effective portion)	(effective portion) (a)	testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2013	$138	$0	$0
June 30, 2012	47	0	0
Three months ended:
June 30, 2013	$78	$0	$0
June 30, 2012	20	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

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

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $9.9 million at June 30, 2013 and $10.0 million at December 31, 2012.

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

At June 30, 2013 and December 31, 2012, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statement of Financial Condition. As of June 30, 2013, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	June 30,	December 31,
(In thousands)	2013	2012
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,239	$5,498
Maximum exposure to loss	5,239	5,498

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2013 and December 31, 2012.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2013
Interest Rate Swap Agreements	$619	$0	$619	$(619)	$0	$0

Repurchase Agreements	$50,954	$0	$50,954	$(50,954)	$0	$0
December 31, 2012
Interest Rate Swap Agreements	$849	$0	$849	$(849)	$0	$0

Repurchase Agreements	$39,257	$0	$39,257	$(39,257)	$0	$0

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

In July 2013, the FASB issued ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU will not have a material impact on the Company’s financial condition and results of operation

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

At June 30, 2013, the Corporation had total assets of approximately $1.3 billion, net loans of $826.3 million, and deposits of approximately $972.7 million. Shareholders’ equity at June 30, 2013 was approximately $97.8 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2013 and 2012 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the six months
	ended June 30,
	2013	2012
Per Share Data
Basic and diluted net income/(loss) per common share	$0.47	$(0.30)
Book Value	$10.94	$10.54

Significant Ratios
Return on Average Assets (a)	0.57%	(0.15)%
Return on Average Equity (a)	7.58%	(2.12)%
Average Equity to Average Assets	7.54%	7.01%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $2.9 million for the first six months of 2013, compared to a net loss attributable to common shareholders of $1.9 million for the same period of 2012. Basic and diluted net income per common share for the first six months of 2013 was $.47, compared to a net loss per common share of $.30 for the same period of 2012. The change in earnings, from a net loss for the first six months of 2012 to net income for the first six months in 2013, was primarily due to a $8.3 million decrease in the provision for loan losses during the first six months of 2013 when compared to the same time period of 2012. This decrease was offset by a decrease in net gains of $.3 million due to reduced gains on sales of investment securities, and a decrease of $.8 million in other income due to a reduction in bank-owned life insurance (“BOLI”) income driven by a one-time death benefit of $.7 million that occurred in March 2012. Total other operating expenses increased $.1 million during the first six months of 2013 when compared to the same period of 2012. Other expenses related to other real estate owned (“OREO”) increased $.3 million in the first six months of 2013 when compared to the first six months of 2012. The net interest margin for the first six months of 2013, on a fully tax equivalent (“FTE”) basis, decreased to 3.17% from 3.33% for the first six months of 2012. The net interest margin for the year ended December 31, 2012, on a FTE basis, was 3.30%.

The provision for loan losses decreased to $.9 million for the six months ended June 30, 2013, compared to $9.2 million for the same period of 2012. The lower provision expense thus far in 2013 was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania during the first quarter of 2012 and charge-offs of $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania and $.9 million on a motel located in Salisbury, Maryland during the first quarter of 2012. For the first six months of 2013, we continued to see a leveling in the credit quality of our loan portfolio as we experienced fewer loan downgrades and delinquency levels have improved. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $1.6 million during the six months ended June 30, 2013 when compared to the same period of 2012 due primarily to a decrease of $76.8 million in average interest-bearing deposits and a $24.1 million decrease in average long-term debt outstanding. The decline in average interest-bearing deposits and average long-term debt was due to the repayment of $40.0 million in brokered certificates of deposit and the repayment of $23.5 million in Federal Home Loan Bank (“FHLB”) advances at their stated maturities, respectively. During 2013, the Bank’s treasury team will continue to monitor rates on our deposits and increases special pricing only for full relationship customers. Our retail staff continues to be focused on shifting our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts.

Other operating income decreased $.8 million during the first six months of 2013 when compared to the same period of 2012. This decrease was primarily attributable to a decline in BOLI income due to the one-time death benefit of $.7 million received in March 2012. Net gains declined $.3 million during the first six months of 2013 when compared to the first six months of 2012 due to a reduction in gains on sales of investment securities.

Operating expenses increased $.1 million in the first six months of 2013 when compared to the same period of 2012. This increase was due to a $.6 million reduction in gains on sales of OREO offset by a reduction of approximately $.3 million in salaries and benefits due to reduced health insurance costs and incentives and a decrease of $.2 million in other miscellaneous expenses.

Consolidated net income available to common shareholders was $1.4 million, or $.23 per common share, for the second quarter of 2013, compared to net income available to common shareholders of $1.2 million, or $.20 per common share, for the same period of 2012. The net interest margin for the second quarter of 2013, on a FTE basis, was 3.09%, compared to 3.34% for the same period of 2012.

Other operating income remained stable during the second quarter of 2013 when compared to the same period of 2012.

Operating expenses decreased $.3 million in the second quarter of 2013 when compared to the same period of 2012. This decrease was due to a $.3 million reduction in salaries and benefits related to reduced health insurance costs and incentives.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013			2012
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans	$860,191	$21,037	4.93%	$922,665	$23,983	5.23%
Investment securities	259,810	3,632	2.82	235,917	3,738	3.19
Other interest earning assets	86,082	181	0.40	73,664	134	0.37
Total earning assets	$1,206,083	24,850	4.15%	$1,232,246	27,855	4.55%

Interest-bearing liabilities
Interest-bearing deposits	$803,960	2,609	0.65%	$880,727	3,558	0.81%
Short-term borrowings	44,067	29	0.13	35,408	97	0.55
Long-term borrowings	182,717	3,253	3.59	206,790	3,833	3.73
Total interest-bearing liabilities	$1,030,744	5,891	1.15%	$1,122,925	7,488	1.34%

Net interest income and spread		$18,959	3.00%		$20,367	3.21%
Net interest margin			3.17%			3.33%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis decreased $1.4 million during the first six months of 2013 over the same period in 2012 due to a $3.0 million (10.8%) decrease in interest income, which was partially offset by a $1.6 million (21.3%) decrease in interest expense. The decrease in interest income was primarily due to the $62.5 million reduction in the average balance of loans when comparing the first six months of 2013 to the same period of 2012. The slightly lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income when comparing the two periods. The decline in interest income was partially offset by a decline in interest expense due to the reduction in average balances in interest-bearing deposits and long-term borrowings. We saw a slight decline in the net interest margin in the first six months of 2013 to 3.17% when compared to 3.30% for the year ended December 31, 2012 and 3.33% for the first six months of 2012.

There was an overall $26.2 million decrease in average interest-earning assets, driven by a $62.5 million reduction in loans, offset by increases of $23.9 million in investment securities and $12.4 million in other interest earning assets, primarily cash.

Interest expense decreased during the first six months of 2013 when compared to the same period of 2012 due primarily to an overall reduction in average interest-bearing liabilities of $92.2 million. This reduction was due to the repayments of $40.0 in brokered deposits and $23.5 million in long-term borrowings. The overall effect was a 19 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.34% for the six months ended June 30, 2012 to 1.15% for the same period of 2013.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-bearing assets and interest-bearing liabilities for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013			2012
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$849,341	$10,342	4.88%	$910,389	$11,919	5.27%
Investment securities	275,632	1,882	2.74	233,939	1,779	3.06
Other interest earning assets	96,617	96	0.40	77,540	75	0.39
Total earning assets	$1,221,590	12,320	4.05%	$1,221,868	13,773	4.53%

Interest-bearing liabilities
Interest-bearing deposits	$824,823	1,282	0.62%	$866,885	1,665	0.77%
Short-term borrowings	49,553	15	0.12	35,519	51	0.58
Long-term borrowings	182,709	1,639	3.6	206,657	1,887	3.67
Total interest-bearing liabilities	$1,057,085	2,936	1.11%	$1,109,061	3,603	1.31%

Net interest income and spread		$9,384	2.94%		$10,170	3.22%
Net interest margin			3.09%			3.34%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis decreased $.8 million during the second quarter of 2013 over the same period in 2012 due to a $1.5 million (10.6%) decrease in interest income, which was partially offset by a $.7 million (18.5%) decrease in interest expense. The decrease in interest income was primarily due to the $61.0 million reduction in the average balance of loans when comparing the second quarter of 2013 to the same period of 2012. The slightly lower yield on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income when comparing the two periods. The decline in interest income was partially offset by a decline in interest expense due to the reduction in average balances in interest-bearing deposits and long-term borrowings. We saw a decline in the net interest margin in the second quarter of 2013 to 3.09% when compared to 3.34% for the three months ended June 30, 2012.

Interest expense decreased during the second quarter of 2013 when compared to the same period of 2012 due primarily to an overall reduction in average interest-bearing liabilities of $52.0 million. This reduction was due to the repayments of $40.0 in brokered deposits and $23.5 million in long-term borrowings. The overall effect was a 20 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.31% for the three months ended June 30, 2012 to 1.11% for the same period of 2013.

Provision for Loan Losses

The provision for loan losses was $.9 million for the first six months of 2013, compared to $9.2 million for the same period of 2012.  The lower provision expense was primarily due to the significantly lower net charge-offs in the first six months of 2013 as well as overall lower loan balances. During 2013, we continue to see stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.8 million during the first six months of 2013 when compared to the same period of 2012. The decrease was due to the reduction in BOLI income due to the one-time death benefit of $.7 million received in March 2012.

Net gains of $.4 million were reported through other income in the first six months of 2013, compared to net gains of $.7 million during the same period of 2012. The reduction in net gains during the first six months of 2013 when compared to the same period of 2012 was due to reduced gains on sales of investment securities.

Other operating income, exclusive of gains, remained consistent during the second quarter of 2013 when compared to the same period of 2012.

Net gains of $ 27 thousand were reported through other income in the second quarter of 2013, compared to net losses of $23 thousand during the same period of 2012.

The following table shows the major components of other operating income for the six- and three -months ended June 30, 2013 and 2012, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the six months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Service charges	27%	24%	28%	28%
Trust department	38%	32%	38%	37%
Debit card Income	15%	14%	16%	17%
Bank owned life insurance	8%	18%	8%	9%
Brokerage income	6%	6%	7%	7%
Other income	6%	6%	3%	2%
	100%	100%	100%	100%

Other Operating Expenses

Other operating expenses increased slightly for the first six months of 2013 when compared to the first six months of 2012. The increase was due to an increase of $.5 million in other expense due to reduced gains on sales of other real estate owned offset by a $.3 million reduction in salaries and benefits related to a decrease in health insurance costs and a reduction in incentives.

Operating expenses decreased $.3 million (3.3%) for the second quarter of 2013 when compared to the same period of 2012. The decrease was due primarily to a reduction in salaries and benefits related to reduced health insurance costs and a reduction in incentives.

The composition of other operating expenses for the six- and three -months ended June 30, 2013 and 2012 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the six months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Salaries and employee benefits	50%	52%	49%	50%
FDIC premiums	5%	5%	5%	5%
Occupancy, equipment and data processing	22%	22%	22%	21%
Other	23%	21%	24%	24%
	100%	100%	100%	100%

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

The effective tax rate for the first six months of 2013 was 23.8%, compared to an effective tax rate of 20.4% for the first six months of 2012. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets remained stable at $1.3 billion at June 30, 2013 and December 31, 2012. During this time period, cash and interest-bearing deposits in other banks decreased $41.0 million, the investment portfolio increased $81.3 million, and gross loans decreased $33.0 million. Total liabilities increased by approximately $9.5 million during the first six months of 2013, reflecting a decrease in total deposits of $4.2 million offset by an increase of $11.7 million in short-term borrowings and a $2.1 million increase in accrued interest payable and other liabilities. Shareholders’ equity decreased $1.1 million from December 31, 2012 to June 30, 2013 as a result of increased earnings of $2.9 million offset by an increase of $4.1 million in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	June 30, 2013		December 31, 2012
Commercial real estate	$285,984	34%	$298,851	34%
Acquisition and development	118,356	14	128,391	15
Commercial and industrial	63,844	8	69,013	8
Residential mortgage	346,636	41	346,919	40
Consumer	27,030	3	31,655	3
Total Loans	$841,850	100%	$874,829	100%

Comparing June 30, 2013 to December 31, 2012, outstanding loans decreased by $33.0 million (3.8%). Commercial Real Estate (“CRE”) loans decreased $12.9 million as a result of the payoff of several large loans and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $10.0 million due to the movement of $2.1 million from construction to permanent financing and $2.2 million of payoffs. Commercial and industrial (“C&I”) loans decreased $5.2 million due to scheduled principal payments. Residential mortgages decreased by $.3 million. The decrease in the residential mortgage portfolio was attributable to the purchase of a pool of loans of approximately $8.4 million in January 2013 offset by refinancings and regularly scheduled principal payments on existing loans. Management continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio decreased $4.6 million due primarily to repayment activity in the indirect auto portfolio offsetting new production. At June 30, 2013, approximately 59% of the commercial loan portfolio was collateralized by real estate compared to 60% at December 31, 2012.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

		% of		% of
	June 30,	Applicable	December 31,	Applicable
(In thousands)	2013	Portfolio	2012	Portfolio
Non-accrual loans:
Commercial real estate	$6,153	2.15%	$6,194	2.07%
Acquisition and development	9,304	7.86%	10,778	8.39%
Commercial and industrial	141	0.22%	176	0.26%
Residential mortgage	3,671	1.06%	2,731	0.79%
Consumer	108	0.40%	36	0.11%
Total non-accrual loans	$19,377	2.30%	$19,915	2.28%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	0		200
Commercial and industrial	2		0
Residential mortgage	627		1,888
Consumer	18		58
Total loans past due 90 days or more	$647		$2,146

Total non-accrual and accruing loans past due
90 days or more	$20,024		$22,061

Restructured Loans (TDRs):
Performing	$11,600		$12,134
Non-accrual (included above)	5,005		5,540
Total TDRs	$16,605		$17,674

Other Real Estate Owned	$19,344		$17,513

Impaired loans without a valuation allowance	$33,904		$39,361
Impaired loans with a valuation allowance	9,862		8,481
Total impaired loans	$43,766		$47,842
Valuation allowance related to impaired loans	$2,725		$1,632

Other Real Estate Owned

The following table presents the components of OREO as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Commercial real estate	$5,353	$5,559
Acquisition and development	12,799	9,831
Residential mortgage	1,192	2,123
Total OREO	$19,344	$17,513

The following table presents the activity in the OREO valuation allowance for the six- and three-months ended June 30, 2013 and 2012:

	For the six months ended
	June 30,
	2013	2012
Balance January 1	$2,766	$1,745
Fair value write-down	37	0
Sales of OREO	(815)	(176)
Balance June 30	$1,988	$1,569

	For the three months ended
	June 30,
	2013	2012
Balance April 1	$2,179	$1,677
Fair value write-down	17	0
Sales of OREO	(208)	(108)
Balance June 30	$1,988	$1,569

The following table presents the components of OREO expenses, net for the six- and three-months ended June 30, 2013 and 2012:

	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Gains on real estate, net	$(62)	$(682)	$(55)	$(59)
Fair value write-down	37	0	17	0
Expenses, net	223	415	106	273
Rental and other income	(246)	(126)	(134)	(57)
Total OREO (income)/expense, net	$(48)	$(393)	$(66)	$157

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $24.4 million at June 30, 2013 and $28.2 million at December 31, 2012. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $3.3 million during the six months ended June 30, 2013, due to the reclassification of a $1.8 million A&D loan out of impaired status due to improved performance as well as $1.5 million of net principal repayments received during the first six months of 2013. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	2	$264	2	$273
All other CRE	5	5,595	5	5,676
Acquisition and development
1-4 family residential construction	1	1,687	1	2,052
All other A&D	6	2,536	4	2,330
Commercial and industrial	2	623	2	557
Residential mortgage
Residential mortgage – term	4	895	4	1,246
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	20	$11,600	18	$12,134

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	4,075	6	4,600
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	482	2	492
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	7	5,005	9	5,540
Total TDRs	27	$16,605	27	$17,674

The level of TDRs decreased $1.1 million during the six months ended June 30, 2013. Three loans totaling $.4 million were added to performing TDRs and four loans already in performing TDRs were re-modified. One loan totaling $.5 million that had been modified prior to December 31, 2012 at a market rate is no longer reported as a performing TDR during 2013 because the borrower had made at least six consecutive payments and was current at the time of reclassification. Two non-performing A&D loans totaling $.4 million were transferred to OREO during the six months ended June 30, 2013 and $.6 million in principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(in thousands)	2013	2012
Balance, January 1	$16,047	$19,480
Charge-offs:
Commercial real estate	(184)	(2,280)
Acquisition and development	(262)	(670)
Commercial and industrial	(1,004)	(9,141)
Residential mortgage	(256)	(665)
Consumer	(275)	(347)
Total charge-offs	(1,981)	(13,103)
Recoveries:
Commercial real estate	127	58
Acquisition and development	21	403
Commercial and industrial	51	332
Residential mortgage	119	123
Consumer	192	241
Total recoveries	510	1,157
Net credit losses	(1,471)	(11,946)
Provision for loan losses	946	9,236
Balance at end of period	$15,522	$16,770

Allowance for loan losses to loans outstanding (as %)	1.84%	1.85%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.34%	2.59%

The ALL decreased to $15.5 million at June 30, 2013, from $16.0 million at December 31, 2012 and $16.8 million at June 30, 2012. The provision for loan losses for the first six months of 2013 decreased to $.9 million from $9.2 million for the same period in 2012. Net charge-offs declined to $1.5 million for the six months ended June 30, 2013, compared to $11.9 million for the six months ended June 30, 2012. Included in the net charge-offs for the six months ended June 30, 2013 was a $.8 million charge-off for a C&I loan. The lower provision expense was due to the significantly lower level of net charge-offs as well as the lower level of loan balances. The ratio of the ALL to loans outstanding as of June 30, 2013 was 1.84%, which was slightly lower than the 1.85% for the same period last year.

The ratio of net charge-offs to average loans for the six months ended June 30, 2013 was an annualized .34%, compared to an annualized 2.59% for the same period in 2012 and 1.41% for the year ended December 31, 2012. Relative to December 31, 2012, C&I, residential mortgage and consumer segments of loans showed improvement. The CRE portfolio had an annualized net charge-off rate as of June 30, 2013 of 1.04% compared to an annualized net charge-off rate of .67% as of December 31, 2012. The annualized net charge-off rate for A&D loans as of June 30, 2013 was .39% compared to an annualized net charge-off rate of .29% as of December 31, 2012. The ratios for C&I loans were 2.87% and 12.10% for June 30, 2013 and December 31, 2012, respectively. The residential mortgage ratios were .08% and ..33% for June 30, 2013 and December 31, 2012, respectively, and the consumer loan ratios were .57% and .69% for June 30, 2013 and December 31, 2012, respectively.

Accruing loans past due 30 days or more declined to .75% of the loan portfolio at June 30, 2013, compared to 2.39% at December 31, 2012. The decrease for the first six months of 2013 was primarily due to a decrease of $11.2 million in past-due accruing residential mortgage loans and a $1.9 million decrease in past-due accruing CRE loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the six-month periods ended June 30, 2013 and June 30, 2012, total non-accrual loan balances have declined. Non-accrual loans totaled $19.4 million as of June 30, 2013, compared to $19.9 million as of December 31, 2012 and $27.0 million as of June 30, 2012. Non-accrual loans which have been subject to a partial charge-off totaled $7.4 million as of June 30, 2013, compared to $6.7 million as of December 31, 2012.

Management believes that the ALL at June 30, 2013 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2013, the total amortized cost basis of the available-for-sale investment portfolio was $333.7 million, compared to a fair value of $304.7 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2013			December 31, 2012
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(Dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$94,703	$91,134	30%	$40,334	$40,320	18%
Residential mortgage-backed agencies	88,046	84,687	28%	43,596	44,108	20%
Commercial mortgage-backed agencies	35,903	35,228	12%	37,330	37,618	17%
Collateralized mortgage obligations	19,629	19,525	6%	31,836	31,731	14%
Obligations of state and political subdivisions	58,410	59,077	19%	55,212	58,054	26%
Collateralized debt obligations	37,045	15,030	5%	36,798	11,442	5%
Total available for sale	$333,736	$304,681	100%	$245,106	$223,273	100%
Securities Held to Maturity:
Obligations of state and political subdivisions	$3,900	$3,913	100%	$4,040	$4,347	100%

Total investment securities available-for-sale increased $81.4 million since December 31, 2012. At June 30, 2013, the securities classified as available-for-sale included a net unrealized loss of $29.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $289.7 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $7.0 million at June 30, 2013. The remaining $15.0 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $22.2 million in unrealized losses associated with this portfolio relates to 17 of the 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $14.5 million represent non-credit related OTTI charges on 13 of the securities, while $7.7 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2013.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	653	563	(90)	C	303,112	19.46%	77,500	(10,772)	-13.90%	9 / 13
Preferred Term Security XI*	B-1	1,328	502	(826)	C	635,775	26.31%	393,605	(96,825)	-24.60%	41 / 60
Preferred Term Security XVI*	C	275	426	151	C	606,040	40.13%	313,500	(152,996)	-48.80%	35 / 55
Preferred Term Security XVIII	C	3,039	929	(2,110)	C	676,565	28.69%	444,843	(94,226)	-21.18%	48 / 74
Preferred Term Security XVIII*	C	2,133	619	(1,514)	C	676,565	28.69%	444,843	(94,226)	-21.18%	48 / 74
Preferred Term Security XIX*	C	3,056	755	(2,301)	C	700,535	20.01%	470,731	(105,359)	-22.38%	47 / 64
Preferred Term Security XIX*	C	1,323	323	(1,000)	C	700,535	20.01%	470,731	(105,359)	-22.38%	47 / 64
Preferred Term Security XIX*	C	1,324	323	(1,001)	C	700,535	20.01%	470,731	(105,359)	-22.38%	47 / 64
Preferred Term Security XIX*	C	2,220	539	(1,681)	C	700,535	20.01%	470,731	(105,359)	-22.38%	47 / 64
Preferred Term Security XXII*	C-1	3,991	1,768	(2,223)	C	1,386,600	24.84%	922,100	(127,470)	-13.82%	61 / 90
Preferred Term Security XXII*	C-1	1,597	707	(890)	C	1,386,600	24.84%	922,100	(127,470)	-13.82%	61 / 90
Preferred Term Security XXIII*	C-1	2,097	787	(1,310)	C	1,467,000	21.20%	918,637	(75,030)	-8.17%	88 / 112
Preferred Term Security XXIII*	D-1	2,292	883	(1,409)	C	1,467,000	21.20%	918,637	(188,779)	-20.55%	88 / 112
Preferred Term Security XXIII*	D-1	764	294	(470)	C	1,467,000	21.20%	918,637	(188,779)	-20.55%	88 / 112
Preferred Term Security XXIV*	C-1	953	279	(674)	C	1,050,600	33.08%	650,154	(204,641)	-31.48%	56 / 86
Preferred Term Security I-P-I	B-2	2,000	1,311	(689)	CCC-	351,000	9.26%	156,000	10,910	6.99%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,508	(1,492)	CCC-	325,000	7.08%	199,175	23,761	11.93%	22 / 24
Preferred Term Security I-P-IV	B-1	5,000	2,514	(2,486)	CCC-	325,000	7.08%	199,175	23,761	11.93%	22 / 24

Total Level 3 Securities Available for Sale		37,045	15,030	(22,015)

*  Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 7.08% to 40.13% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of June 30, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2012 and June 30, 2013.

The approach used by the third party to determine fair value involved several steps, including detailed credit and structural evaluation of each piece of collateral in each bond, default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued. Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities. Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2013.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of June 30, 2013, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	June 30, 2013		December 31, 2012
Non-interest bearing demand deposits	$162,671	17%	$161,500	17%
Interest-bearing deposits:
Demand	129,020	13	119,306	12
Money Market:
Retail	205,846	21	202,678	21
Savings deposits	114,377	12	109,740	11
Time deposits less than $100,000:
Retail	179,854	18	187,289	19
Brokered/CDARS	1,143	0	1,052	0
Time deposits $100,000 or more:
Retail	161,914	17	164,085	17
Brokered/CDARS	17,834	2	31,234	3
Total Deposits	$972,659	100%	$976,884	100%

Total deposits decreased $4.2 million during the first six months of 2013 when compared to deposits at December 31, 2012. Non-interest bearing deposits increased $1.2 million. Traditional savings accounts increased $4.6 million due to continued growth in our Prime Saver product. Total demand deposits increased $9.7 million and total money market accounts increased $3.2 million. Time deposits less than $100,000 declined $7.3 million and time deposits greater than $100,000 decreased $15.6 million due to the repayment of a $20.0 million brokered certificate of deposit at its maturity in January 2013.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	June 30,	December 31,
(In thousands)	2013	2012
Securities sold under agreements to repurchase	$50,954	$39,257
Total short-term borrowings	$50,954	$39,257

FHLB advances	$135,974	$136,005
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,704	$182,735

Total short-term borrowings increased by approximately $11.7 million during the first six months of 2013 due to new accounts in our Treasury Management product. Long-term borrowings decreased by $31.0 thousand during the first six months of 2013 due to the scheduled monthly amortization of long-term advances.

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

At June 30, 2013, we were asset sensitive.

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

The following table presents our capital ratios:

			Required for
			Capital	Required To
	June 30,	December 31,	Adequacy	Be Well
	2013	2012	Purposes	Capitalized
Total Capital (to risk-weighted assets)
Consolidated	14.84%	14.13%	8.00%	10.00%
First United Bank & Trust	15.57%	14.63%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.15%	12.54%	4.00%	6.00%
First United Bank & Trust	14.27%	13.35%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	10.84%	10.32%	4.00%	5.00%
First United Bank & Trust	11.77%	10.98%	4.00%	5.00%

As of June 30, 2013, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at June 30, 2013 when compared to December 31, 2012.

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to First United Corporation. The FDIC and the OCC have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the final rules if they were presently in effect.

The total risk based capital ratios of First United Corporation include $38.2 million of junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at June 30, 2013, under guidance issued by the Board of Governors of the Federal Reserve System.

In January 2009, pursuant to the Treasury’s Troubled Asset Relief Program Capital Purchase Program, First United Corporation sold 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of its common stock, having an exercise price of $13.79 per share, to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 10 to the Consolidated Financial Statements.

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of June 30, 2013, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume quarterly cash dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payments that were due in March 2011. As of June 30, 2013, this deferral election remained in effect and cumulative deferred interest was approximately $5.5 million, which has been fully accrued and must be paid in full when the Board of Directors elects to terminate the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $91.2 million and $1.2 million, respectively, at June 30, 2013, compared to $87.1 million and $1.3 million, respectively, at December 31, 2012. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2013 was carried out under the supervision and with the participation of Management, including the CEO and the CFO. Based on that evaluation, Management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first six months of 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported in First United Corporation’s SEC reports and as discussed in Item 7 of Part I of this report, the terms of First United Corporation’s Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Dividends of $.4 million per dividend period continue to accrue, aggregating $4.4 million at June 30, 2013. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend.

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

FIRST UNITED CORPORATION

Date:	August 14, 2013	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date	August 14, 2013	/s/ Carissa L. Rodeheaver
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

