Form 10-Q
period 2013-09-30
FIRST UNITED CORP/MD/
filed 2013-11-08
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,210,587 shares of common stock, par value $.01 per share, as of October 31, 2013.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$58,190	$71,290
Interest bearing deposits in banks	13,345	11,778
Cash and cash equivalents	71,535	83,068
Investment securities – available-for-sale (at fair value)	297,010	223,273
Investment securities – held to maturity (at cost)	3,900	4,040
Restricted investment in bank stock, at cost	7,913	8,349
Loans	836,208	874,829
Allowance for loan losses	(15,151)	(16,047)
Net loans	821,057	858,782
Premises and equipment, net	27,333	29,455
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	32,160	31,407
Deferred tax assets	31,435	28,882
Other real estate owned	16,982	17,513
Accrued interest receivable and other assets	21,759	25,010
Total Assets	$1,342,088	$1,320,783

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$182,052	$161,500
Interest bearing deposits	792,341	815,384
Total deposits	974,393	976,884

Short-term borrowings	59,106	39,257
Long-term borrowings	182,688	182,735
Accrued interest payable and other liabilities	26,405	23,002
Total Liabilities	1,242,592	1,221,878

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2013 and December 31, 2012 (discount of $23 and $75, respectively)	29,977	29,925
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,211 shares at September 30, 2013 and 6,199 shares at December 31, 2012	62	62
Surplus	21,639	21,573
Retained earnings	73,442	69,168
Accumulated other comprehensive loss	(25,624)	(21,823)
Total Shareholders’ Equity	99,496	98,905
Total Liabilities and Shareholders’ Equity	$1,342,088	$1,320,783

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Interest income
Interest and fees on loans	$32,951	$35,504
Interest on investment securities
Taxable	3,826	3,322
Exempt from federal income tax	1,315	1,355
Total investment income	5,141	4,677
Other	254	207
Total interest income	38,346	40,388
Interest expense
Interest on deposits	3,860	5,085
Interest on short-term borrowings	45	115
Interest on long-term borrowings	4,919	5,628
Total interest expense	8,824	10,828
Net interest income	29,522	29,560
Provision for loan losses	(161)	9,276
Net interest income after provision for loan losses	29,683	20,284
Other operating income
Changes in fair value on impaired securities	3,095	346
Portion of gain recognized in other comprehensive income (before taxes)	(3,095)	(346)
Net securities impairment losses recognized in operations	0	0
Net gains – other	254	672
Total net gains	254	672
Service charges	2,613	2,646
Trust department	3,722	3,408
Insurance commissions	3	9
Debit card income	1,471	1,511
Bank owned life insurance	753	1,520
Brokerage commissions	606	599
Other	586	653
Total other income	9,754	10,346
Total other operating income	10,008	11,018
Other operating expenses
Salaries and employee benefits	14,730	14,784
FDIC premiums	1,405	1,482
Equipment	1,948	1,986
Occupancy	2,016	2,055
Data processing	2,263	2,156
Other Real Estate Owned	2,766	225
Other	7,110	6,627
Total other operating expenses	32,238	29,315
Income before income tax expense	7,453	1,987
Applicable income tax expense	1,853	128
Net Income	5,600	1,859
Accumulated preferred stock dividends and discount accretion	(1,326)	(1,261)
Net Income Available to Common Shareholders	$4,274	$598
Basic and diluted net income per common share	$0.69	$0.10
Weighted average number of basic and diluted shares outstanding	6,206	6,192

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)
Interest income
Interest and fees on loans	$11,930	$11,550
Interest on investment securities
Taxable	1,529	1,063
Exempt from federal income tax	447	433
Total investment income	1,976	1,496
Other	73	73
Total interest income	13,979	13,119
Interest expense
Interest on deposits	1,251	1,527
Interest on short-term borrowings	16	18
Interest on long-term borrowings	1,666	1,795
Total interest expense	2,933	3,340
Net interest income	11,046	9,779
Provision for loan losses	(1,107)	40
Net interest income after provision for loan losses	12,153	9,739
Other operating income
Changes in fair value on impaired securities	742	389
Portion of gain recognized in other comprehensive income (before taxes)	(742)	(389)
Net securities impairment losses recognized in operations	0	0
Net losses – other	(102)	(8)
Total net losses	(102)	(8)
Service charges	879	921
Trust department	1,339	1,139
Insurance commissions	1	1
Debit card income	487	490
Bank owned life insurance	254	256
Brokerage commissions	245	210
Other	232	257
Total other income	3,437	3,274
Total other operating income	3,335	3,266
Other operating expenses
Salaries and employee benefits	5,090	4,848
FDIC premiums	476	505
Equipment	657	645
Occupancy	632	654
Data processing	764	711
Other Real Estate Owned	2,814	618
Other	2,541	2,193
Total other operating expenses	12,974	10,174
Income before income tax expense	2,514	2,831
Applicable income tax expense/(benefit)	678	(44)
Net Income	1,836	2,875
Accumulated preferred stock dividends and discount accretion	(448)	(415)
Net Income Available to Common Shareholders	$1,388	$2,460
Basic and diluted net income per common share	$0.22	$0.40
Weighted average number of basic and diluted shares outstanding	6,211	6,199

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Nine Months Ended
	September 30,
Comprehensive (Loss)/Income (in thousands)	2013	2012
Net Income	$5,600	$1,859
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	1,852	173

Net unrealized (losses)/gains on all other AFS securities	(6,369)	899

Net unrealized gains on cash flow hedges	180	52

Net unrealized gains on Pension	525	0

Net unrealized gains on SERP	11	0

Other comprehensive (loss)/income, net of tax	(3,801)	1,124

Comprehensive income	$1,799	$2,983

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands, except per share data)

	Three Months Ended
	September 30,
Comprehensive Income (in thousands)	2013	2012
Net Income	$1,836	$2,875
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	444	199

Net unrealized (losses)/gains on all other AFS securities	(640)	674

Net unrealized gains on cash flow hedges	42	5

Net unrealized gains on Pension	434	0

Net unrealized gains on SERP	4	0

Other comprehensive income, net of tax	284	878

Comprehensive income	$2,120	$3,753

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2012	$29,860	$62	$21,500	$66,196	$(20,962)	$96,656

Net income				4,663		4,663
Other comprehensive loss					(861)	(861)
Stock based compensation			73			73
Preferred stock discount accretion	65			(65)		0
Preferred stock dividends deferred				(1,626)		(1,626)

Balance at December 31, 2012	29,925	62	21,573	69,168	(21,823)	98,905

Net income				5,600		5,600
Other comprehensive loss					(3,801)	(3,801)
Stock based compensation			66			66
Preferred stock discount accretion	52			(52)		0
Preferred stock dividends deferred				(1,274)		(1,274)

Balance at September 30, 2013	$29,977	$62	$21,639	$73,442	$(25,624)	$99,496

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Operating activities
Net income	$5,600	$1,859
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	(161)	9,276
Depreciation	1,541	1,496
Stock compensation	66	52
Gain on sales of Insurance assets	0	(88)
Gain on sales of other real estate owned	(80)	(668)
Write-downs of other real estate owned	2,889	278
Gain on loan sales	(154)	(114)
Loss on disposal of fixed assets	24	92
Net amortization of investment securities discounts and premiums	930	1,182
Gain on sales of investment securities – available-for-sale	(124)	(562)
Amortization of deferred Loan Fees	(429)	(454)
Decrease in accrued interest receivable and other assets	4,128	1,757
Deferred tax benefit	(1)	(1,454)
Increase/(decrease) in accrued interest payable and other liabilities	2,450	(1,405)
Earnings on bank owned life insurance	(753)	(1,520)
Net cash provided by operating activities	15,926	9,727

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	27,160	54,007
Proceeds from maturities/calls of investment securities held-to-maturity	140	0
Proceeds from sales of investment securities available-for-sale	50,169	26,063
Purchases of investment securities available-for-sale	(159,423)	(73,177)
Proceeds from sales of other real estate owned	3,349	3,739
Proceeds from loan sales	20,691	16,949
Proceeds from disposal of fixed assets	1,421	567
Proceeds from sale of insurance assets	0	3,604
Proceeds from BOLI death benefit	0	1,806
Net decrease in FHLB stock	436	1,671
Net decrease in loans	12,151	12,612
Purchases of premises and equipment	(864)	(1,001)
Net cash (used in)/provided by investing activities	(44,770)	46,840

Financing activities
Net decrease in deposits	(2,491)	(24,391)
Net increase in short-term borrowings	19,849	15,499
Proceeds from long-term borrowings	0	20,000
Payments on long-term borrowings	(47)	(44,294)
Net cash provided by/(used in) financing activities	17,311	(33,186)
(Decrease)/increase in cash and cash equivalents	(11,533)	23,381
Cash and cash equivalents at beginning of the year	83,068	65,107
Cash and cash equivalents at end of period	$71,535	$88,488

Supplemental information
Interest paid	$7,199	$9,550
Non-cash investing activities:
Transfers from loans to other real estate owned	$5,627	$7,304

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended SEPTEMBER 30, 2013

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2013 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2013 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings Per Common Share

Basic earnings/(loss) per common share is derived by dividing net income available to/loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings/(loss) per share is derived by dividing net income available to/loss attributable to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on earnings per share during loss periods. No common stock equivalents were outstanding during the nine and three months ended September 30, 2013 and 2012.

The following table sets forth the calculation of basic and diluted earnings/(loss) per common share for the nine- and three-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$5,600			$1,859
Preferred stock dividends deferred	(1,274)			(1,212)
Discount accretion on preferred stock	(52)			(49)
Net income available to common shareholders	$4,274	6,206	$0.69	$598	6,192	$0.10

	Three Months Ended September 30,
	2013			2012
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,836			$2,875
Preferred stock dividends deferred	(430)			(398)
Discount accretion on preferred stock	(18)			(17)
Net income available to common shareholders	$1,388	6,211	$0.22	$2,460	6,199	$0.40

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2013 and 2012:

	Nine months ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	$447	$754	$35	$91
Realized losses	(323)	(192)	(138)	(128)
Gain on sale of consumer loans	154	114	23	55
Gain on sale of insurance assets	0	88	0	0
Loss on disposal of fixed assets	(24)	(92)	(22)	(26)
Net gains/(losses) – other	$254	$672	$(102)	$(8)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	September 30,	December 31,
(in thousands)	2013	2012
Cash and due from banks, weighted average interest rate of 0.18% (at September 30, 2013)	$58,190	$71,290

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of September 30, 2013 and December 31, 2012, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	September 30,	December 31,
(in thousands)	2013	2012
FHLB daily investments, interest rate of 0.005% (at September 30, 2013)	$4,857	$3,306
FTN daily investments, interest rate of 0.06% (at September 30, 2013)	1,350	1,350
M&T daily investments, interest rate of 0.22% (at September 30, 2013)	6,048	6,037
CBB Fed Funds sold, interest rate of 0.22% (at September 30, 2013)	1,090	1,085
	$13,345	$11,778

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCI
September 30, 2013
Available for Sale:
U.S. government agencies	$89,723	$85	$4,365	$85,443	$0
Residential mortgage-backed agencies	87,049	368	3,632	83,785	0
Commercial mortgage-backed agencies	28,174	11	904	27,281	0
Collateralized mortgage obligations	28,233	106	404	27,935	0
Obligations of states and political subdivisions	56,172	1,243	1,122	56,293	0
Collateralized debt obligations	37,043	363	21,133	16,273	13,783
Total available for sale	$326,394	$2,176	$31,560	$297,010	$13,783
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$234	$598	$3,536	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$40,334	$97	$111	$40,320	$0
Residential mortgage-backed agencies	43,596	703	191	44,108	0
Commercial mortgage-backed agencies	37,330	288	0	37,618	0
Collateralized mortgage obligations	31,836	188	293	31,731	0
Obligations of states and political subdivisions	55,212	2,842	0	58,054	0
Collateralized debt obligations	36,798	0	25,356	11,442	16,876
Total available for sale	$245,106	$4,118	$25,951	$223,273	$16,876
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$542	$235	$4,347	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Proceeds	$50,169	$26,063	$15,033	$15,609
Realized gains	447	754	35	91
Realized losses	323	192	138	128

The following table shows the Corporation’s securities with gross unrealized losses and fair values at September 30, 2013 and December 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
September 30, 2013
Available for Sale:
U.S. government agencies	$49,309	$3,381	$6,416	$983
Residential mortgage-backed agencies	76,846	3,569	1,173	64
Commercial mortgage-backed agencies	22,197	904	0	0
Collateralized mortgage obligations	18,746	391	3,209	13
Obligations of states and political subdivisions	16,057	1,122	0	0
Collateralized debt obligations	0	0	15,612	21,133
Total available for sale	$183,155	$9,367	$26,410	$22,193
Held to Maturity:
Obligations of states and political subdivisions	$2,262	$598	$0	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$18,220	$111	$0	$0
Residential mortgage-backed agencies	22,407	191	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	16,576	293	450	0	*
Obligations of states and political subdivisions	0	0	0	0
Collateralized debt obligations	0	0	11,442	25,356
Total available for sale	$57,203	$595	$11,892	$25,356
Held to Maturity:
Obligations of states and political subdivisions	$2,765	$235	$0	$0
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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2012 and September 30, 2013.

U.S. Government Agencies - Eight U.S. government agencies have been in an unrealized loss position for less than 12 months as of September 30, 2013. There was one U.S. government agency in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Residential Mortgage-Backed Agencies - Seventeen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of September 30, 2013. There was one residential mortgage-backed agency security in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Commercial Mortgage-Backed Agencies - Eleven commercial mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of September 30, 2013. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Collateralized Mortgage Obligations - One collateralized mortgage obligation security at September 30, 2013 was in an unrealized loss position for 12 months or more. There were two collateralized mortgage obligation securities in an unrealized loss position for less than 12 months. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Obligations of State and Political Subdivisions - Seven securities have been in an unrealized loss position for less than 12 months at September 30, 2013. There are no securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

Collateralized Debt Obligations - The $21.1 million in unrealized losses greater than 12 months at September 30, 2013 relates to 17 pooled trust preferred securities that are included in the CDO portfolio. See Note 8 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2013. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in thousands)	2013	2012
Balance of credit-related OTTI at January 1	$13,959	$14,424
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(404)	(346)
Balance of credit-related OTTI at September 30	$13,555	$14,078

	Three Months Ended September 30,
(in thousands)	2013	2012
Balance of credit-related OTTI at July 1	$13,695	$14,200
Additions for credit-related OTTI not previously recognized	0	0
Additional increases for credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis	0	0
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	0
Reduction for increases in cash flows expected to be collected	(140)	(122)
Balance of credit-related OTTI at September 30	$13,555	$14,078

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2013 is shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due after one year through five years	$20,041	$20,105
Due after five years through ten years	69,285	69,095
Due after ten years	93,612	68,809
	182,938	158,009
Residential mortgage-backed agencies	87,049	83,785
Commercial mortgage-backed agencies	28,174	27,281
Collateralized mortgage obligations	28,233	27,935
	$326,394	$297,010
Held to Maturity:
Due after ten years	$3,900	$3,536

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2013.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the nine months ended September 30, 2013, dividends of $145,578 were recognized in earnings. For the comparable period of 2012, dividends of $110,376 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2013 and December 31, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2013
Total loans	$283,166	$115,132	$59,986	$352,227	$25,697	$836,208
Individually evaluated for impairment	$11,881	$17,637	$2,252	$7,259	$41	$39,070
Collectively evaluated for impairment	$271,285	$97,495	$57,734	$344,968	$25,656	$797,138

December 31, 2012
Total loans	$298,851	$128,391	$69,013	$346,919	$31,655	$874,829
Individually evaluated for impairment	$15,941	$24,112	$3,449	$4,304	$36	$47,842
Collectively evaluated for impairment	$282,910	$104,279	$65,564	$342,615	$31,619	$826,987

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of September 30, 2013 and December 31, 2012:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2013
Commercial real estate
Non owner-occupied	$104,963	$9,309	$25,926	$140,198
All other CRE	113,496	8,929	20,543	142,968
Acquisition and development
1-4 family residential construction	9,429	0	5,111	14,540
All other A&D	74,190	1,831	24,571	100,592
Commercial and industrial	55,394	517	4,075	59,986
Residential mortgage
Residential mortgage - term	262,095	1,044	11,646	274,785
Residential mortgage - home equity	74,980	575	1,887	77,442
Consumer	25,440	16	241	25,697
Total	$719,987	$22,221	$94,000	$836,208

December 31, 2012
Commercial real estate
Non owner-occupied	$126,230	$6,464	$18,840	$151,534
All other CRE	110,365	9,072	27,880	147,317
Acquisition and development
1-4 family residential construction	9,284	1,101	5,967	16,352
All other A&D	79,136	1,073	31,830	112,039
Commercial and industrial	60,234	2,029	6,750	69,013
Residential mortgage
Residential mortgage - term	255,993	751	11,885	268,629
Residential mortgage - home equity	75,935	195	2,160	78,290
Consumer	31,376	22	257	31,655
Total	$748,553	$20,707	$105,569	$874,829

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of September 30, 2013 and December 31, 2012:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
September 30, 2013
Commercial real estate
Non owner-occupied	$138,856	$439	$133	$212	$784	$558	$140,198
All other CRE	135,892	659	2,348	0	3,007	4,069	142,968
Acquisition and development
1-4 family residential construction	12,967	0	0	0	0	1,573	14,540
All other A&D	91,922	3,385	446	0	3,831	4,839	100,592
Commercial and industrial	59,754	4	56	21	81	151	59,986
Residential mortgage
Residential mortgage - term	267,548	803	2,468	424	3,695	3,542	274,785
Residential mortgage - home equity	76,185	692	297	194	1,183	74	77,442
Consumer	25,007	385	205	59	649	41	25,697
Total	$808,131	$6,367	$5,953	$910	$13,230	$14,847	$836,208
December 31, 2012
Commercial real estate
Non owner-occupied	$146,796	$321	$64	$0	$385	$4,353	$151,534
All other CRE	143,108	2,368	0	0	2,368	1,841	147,317
Acquisition and development
1-4 family residential construction	16,280	61	0	0	61	11	16,352
All other A&D	100,232	619	221	200	1,040	10,767	112,039
Commercial and industrial	68,228	580	29	0	609	176	69,013
Residential mortgage
Residential mortgage - term	251,673	7,446	5,244	1,639	14,329	2,627	268,629
Residential mortgage - home equity	77,224	583	130	249	962	104	78,290
Consumer	30,434	800	327	58	1,185	36	31,655
Total	$833,975	$12,778	$6,015	$2,146	$20,939	$19,915	$874,829

Non-accrual loans which have been subject to a partial charge-off totaled $2.5 million as of September 30, 2013, compared to $6.7 million as of December 31, 2012.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 and December 31, 2012.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2013
Total ALL	$4,468	$5,281	$738	$4,362	$302	$15,151
Individually evaluated for impairment	$37	$2,928	$0	$78	$0	$3,043
Collectively evaluated for impairment	$4,431	$2,353	$738	$4,284	$302	$12,108

December 31, 2012
Total ALL	$5,206	$5,029	$906	$4,507	$399	$16,047
Individually evaluated for impairment	$126	$1,506	$0	$0	$0	$1,632
Collectively evaluated for impairment	$5,080	$3,523	$906	$4,507	$399	$14,415

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan (a) is greater than $500,000 or (b) is part of a relationship that is greater than $750,000 and is either (i) in nonaccrual status or (ii) risk-rated Substandard and greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2013 and December 31, 2012:

			Impaired
			Loans with No
	Impaired Loans with		Specific
	Specific Allowance		Allowance	Total Impaired Loans
					Unpaid
	Recorded	Related	Recorded	Recorded	Principal
(in thousands)	Investment	Allowances	Investment	Investment	Balance
September 30, 2013
Commercial real estate
Non owner-occupied	$260	$37	$802	$1,062	$1,074
All other CRE	0	0	10,819	10,819	10,947
Acquisition and development
1-4 family residential construction	3,199	649	48	3,247	3,335
All other A&D	7,269	2,279	7,121	14,390	18,674
Commercial and industrial	0	0	2,252	2,252	2,252
Residential mortgage
Residential mortgage - term	706	78	6,034	6,740	7,224
Residential mortgage – home equity	0	0	519	519	519
Consumer	0	0	41	41	59
Total impaired loans	$11,434	$3,043	$27,636	$39,070	$44,084

December 31, 2012
Commercial real estate
Non owner-occupied	$0	$0	$5,309	$5,309	$7,929
All other CRE	1,019	126	9,613	10,632	10,785
Acquisition and development
1-4 family residential construction	2,052	471	10	2,062	2,062
All other A&D	5,410	1,035	16,640	22,050	26,232
Commercial and industrial	0	0	3,449	3,449	3,449
Residential mortgage
Residential mortgage - term	0	0	3,755	3,755	4,086
Residential mortgage – home equity	0	0	549	549	549
Consumer	0	0	36	36	36
Total impaired loans	$8,481	$1,632	$39,361	$47,842	$55,128

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

“Pass” rated credits are segregated from “Criticized” credits for the application of qualitative factors. “Pass” pools for commercial and residential real estate are further segmented based upon the geographic location of the underlying collateral. There are seven geographic regions utilized – six that represent the Bank’s lending footprint and a seventh for all out-of-market credits. Different economic environments and resultant credit risks exist in each region that are acknowledged in the assignment of qualitative factors. Loans in the criticized pools, which possess certain qualities or characteristics that may lead to collection and loss issues, are closely monitored by management and subject to additional qualitative factors.

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

Activity in the ALL is presented for the nine- and three- months ended September 30, 2013 and September 30, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	(233)	(276)	(1,051)	(317)	(375)	(2,252)
Recoveries	1,004	33	68	154	258	1,517
Provision	(1,509)	495	815	18	20	(161)
ALL balance at September 30, 2013	$4,468	$5,281	$738	$4,362	$302	$15,151

ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(2,280)	(768)	(9,217)	(1,029)	(522)	(13,816)
Recoveries	58	413	445	161	332	1,409
Provision	2,025	(1,200)	7,159	1,186	106	9,276
ALL balance at September 30, 2012	$6,021	$5,635	$577	$3,748	$368	$16,349

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at July 1, 2013	$5,261	$4,875	$753	$4,304	$329	$15,522
Charge-offs	(49)	(14)	(47)	(61)	(100)	(271)
Recoveries	877	12	17	35	66	1,007
Provision	(1,621)	408	15	84	7	(1,107)
ALL balance at September 30, 2013	$4,468	$5,281	$738	$4,362	$302	$15,151

ALL balance at July 1, 2012	$5,856	$6,209	$860	$3,457	$388	$16,770
Charge-offs	0	(98)	(76)	(364)	(175)	(713)
Recoveries	0	10	113	38	91	252
Provision	165	(486)	(320)	617	64	40
ALL balance at September 30, 2012	$6,021	$5,635	$577	$3,748	$368	$16,349

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$4,161	$33	$1,454	$7,720	$22	$0
All other CRE	10,698	261	46	9,073	220	0
Acquisition and development
1-4 family residential construction	3,033	59	0	2,295	67	0
All other A&D	18,614	394	575	24,510	327	0
Commercial and industrial	2,844	88	0	6,322	111	0
Residential mortgage
Residential mortgage - term	4,816	56	7	5,007	93	38
Residential mortgage – home equity	555	18	0	898	11	7
Consumer	75	0	0	48	0	0
Total	$44,796	$909	$2,082	$55,873	$851	$45

	Three months ended			Three months ended
	September 30, 2013			September 30, 2012
		Interest	Interest		Interest	Interest
		income	income		income	income
		recognized	recognized		recognized	recognized
	Average	on an	on a cash	Average	on an	on a cash
(in thousands)	investment	accrual basis	basis	investment	accrual basis	basis
Commercial real estate
Non owner-occupied	$3,048	$10	$1,454	$6,540	$10	$0
All other CRE	10,704	83	0	10,010	86	0
Acquisition and development
1-4 family residential construction	3,237	17	0	2,127	21	0
All other A&D	15,879	125	272	25,897	120	0
Commercial and industrial	2,257	22	0	4,130	39	0
Residential mortgage
Residential mortgage - term	5,684	23	5	5,020	26	2
Residential mortgage – home equity	536	6	0	739	4	4
Consumer	74	0	0	47	0	0
Total	$41,419	$286	$1,731	$54,510	$306	$6

In the normal course of business, the Bank modifies loan terms for various reasons. These reasons may include as a retention strategy, remaining competitive in the current interest rate environment, and re-amortizing or extending a loan term to better match the loan’s payment stream with the borrower’s cash flows. A modified loan is considered to be a troubled debt restructuring (“TDR”) when the Bank has determined that the borrower is troubled (i.e., experiencing financial difficulties). The Bank evaluates the probability that the borrower will be in payment default on any of its debt obligations in the foreseeable future without modification. To make this determination, the Bank performs a global financial review of the borrower and loan guarantors to assess their current ability to meet their financial obligations.

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
Nine months ended September 30, 2013
Commercial real estate
Non owner-occupied	0	$0	2	$268	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	4	567	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	172	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$172	6	$835	0	$0

The Corporation had no new TDRs during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, there were three new TDRs. In addition, four existing TDRs which had reached their original modification maturity were re-modified. An $11,266 reduction of the ALL resulted from the movement of the three new loans being evaluated collectively for impairment to being evaluated individually for impairment. There was no impact to the recorded investment relating to the transfer of these loans. During the nine months ended September 30, 2012, there were 11 new TDRs. A $54,750 reduction of the ALL resulted from the movement of seven of the loans being evaluated collectively for impairment to being evaluated individually for impairment. There was no impact to the recorded investment relating to the transfer of these loans. The remaining four new TDRs during the nine months ended September 30, 2012 were impaired at the time of modification, resulting in no impact to the recorded investment or to the ALL as a result of the modifications.

During the nine months ended September 30, 2013, activity relating to payment defaults included three non-owner occupied CRE loans totaling $2.2 million to the same borrower that were transferred to non-accrual in third quarter 2013 and two non-performing A&D loans totaling $.4 million that were transferred to OREO in the second quarter of 2013. During the nine months ended September 30, 2012, there were no receivables modified as troubled debt restructurings within the previous 12 months for which there was a payment default during the periods indicated.

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2013 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of September 30, 2013, the U.S. Government agencies, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2013, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $37.0 million and a fair value of $16.3 million. The market for these securities at September 30, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between September 30, 2013 and December 31, 2012.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at September 30, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$16,273	Discounted Cash Flow	Discount Rate	Swap+16%; Range of Libor+ 6.00% to 18%

Cash Flow Hedge	$(548)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$10,865	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$6,365	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2013 and December 31, 2012 are as follows:

		Fair Value Measurements at
		September 30, 2013 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	09/30/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$85,443		$85,443
Residential mortgage-backed agencies	$83,785		$83,785
Commercial mortgage-backed agencies	$27,281		$27,281
Collateralized mortgage obligations	$27,935		$27,935
Obligations of states and political subdivisions	$56,293		$56,293
Collateralized debt obligations	$16,273			$16,273
Financial Derivative	$(548)			$(548)
Non-recurring:
Impaired loans	$10,865			$10,865
Other real estate owned	$6,365			$6,365

		Fair Value Measurements at
		December 31, 2012 Using
		(In Thousands)
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$40,320		$40,320
Residential mortgage-backed agencies	$44,108		$44,108
Commercial mortgage-backed agencies	$37,618		$37,618
Collateralized mortgage obligations	$31,731		$31,731
Obligations of states and political subdivisions	$58,054		$58,054
Collateralized debt obligations	$11,442			$11,442
Financial Derivative	$(849)			$(849)
Non-recurring:
Impaired loans	$13,560			$13,560
Other real estate owned	$3,165			$3,165

There were no transfers of assets between any of the fair value hierarchy for the nine- month periods ended September 30, 2013 and September 30, 2012.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three- months ended September 30, 2013 and 2012:

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	4,831	301
Ending balance September 30, 2013	$16,273	$(548)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance July 1, 2013	$15,030	$(619)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	1,243	71
Ending balance September 30, 2013	$16,273	$(548)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance January 1, 2012	$9,447	$(1,034)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	585	88
Ending September 30, 2012	$10,032	$(946)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
	(In Thousands)
	Investment Securities	Cash Flow
	Available for Sale	Hedge
Beginning balance July 1, 2012	$9,339	$(955)
Total gains/(losses) realized/unrealized:
Included in other comprehensive income	693	9
Ending balance September 30, 2012	$10,032	$(946)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

Gains and losses (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$58,190	$58,190	$58,190
Interest bearing deposits in banks	13,345	13,345	13,345
Investment securities - AFS	297,010	297,010		$280,737	$16,273
Investment securities - HTM	3,900	3,536			3,536
Restricted Bank stock	7,913	7,913		7,913
Loans, net	821,057	825,215			825,215
Accrued interest receivable	3,988	3,988		3,988

Financial Liabilities:
Deposits – non-maturity	630,545	630,545		630,545
Deposits – time deposits	343,848	350,711		350,711
Short-term borrowed funds	59,106	59,106		59,106
Long-term borrowed funds	182,688	189,430		189,430
Accrued interest payable	7,199	7,199		7,199
Financial derivative	548	548			548
Off balance sheet financial instruments	0	0	0

	December 31, 2012		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$71,290	$71,290	$71,290
Interest bearing deposits in banks	11,778	11,778	11,778
Investment securities - AFS	223,273	223,273		$211,831	$11,442
Investment securities - HTM	4,040	4,347			4,347
Restricted Bank stock	8,349	8,349		8,349
Loans, net	858,782	865,405			865,405
Accrued interest receivable	4,494	4,494		4,494

Financial Liabilities:
Deposits- non-maturity	593,224	593,224		593,224
Deposits- time deposits	383,660	392,155		392,155
Short-term borrowed funds	39,257	39,257		39,257
Long-term borrowed funds	182,735	190,531		190,531
Accrued interest payable	5,415	5,415		5,415
Financial derivative	849	849			849
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 9 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2012 and each of the three- month periods ended March 31, 2013, June 30, 2013 and September 30, 2013:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2012	$(10,572)	$(2,633)	$(616)	$(6,945)	$(196)	$(20,962)
Net gain/(loss) during period	536	(333)	109	(1,317)	144	(861)
Balance - December 31, 2012	$(10,036)	$(2,966)	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	1,070	(116)	60	639	0	1,653
Amounts reclassified from accumulated other comprehensive income	(75)	(149)	0	76	4	(144)
Balance – March 31, 2013	$(9,041)	$(3,231)	$(447)	$(7,547)	$(48)	$(20,314)
Other comprehensive income/(loss) before reclassifications	497	(5,477)	78	(700)	0	(5,602)
Amounts reclassified from accumulated other comprehensive income	(84)	13	0	76	3	8
Balance – June 30, 2013	$(8,628)	$(8,695)	$(369)	$(8,171)	$(45)	$(25,908)
Other comprehensive income/(loss) before reclassifications	528	(702)	42	358	0	226
Amounts reclassified from accumulated other comprehensive income	(84)	62	0	76	4	58
Balance - September 30,2013	$(8,184)	$(9,335)	$(327)	$(7,737)	$(41)	$(25,624)

The following table presents the components of comprehensive income for the nine- and three- months ended September 30, 2013 and 2012:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$3,500	$(1,405)	$2,095
Less: accretable yield recognized in income	406	(163)	243
Net unrealized gains on investments with OTTI	3,094	(1,242)	1,852

Available for sale securities – all other:
Unrealized holding losses	(10,520)	4,225	(6,295)
Less: gains recognized in income	124	(50)	74
Net unrealized losses on all other AFS securities	(10,644)	4,275	(6,369)

Cash flow hedges:
Unrealized holding gains	301	(121)	180

Pension Plan:
Unrealized net actuarial gain	499	(200)	299
Less: amortization of unrecognized gain	(399)	160	(239)
Less: amortization of transition asset	30	(12)	18
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	877	(352)	525

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(3)	1	(2)
Less: amortization of prior service costs	(15)	6	(9)
Net SERP liability adjustment	18	(7)	11
Other comprehensive loss	$(6,354)	$2,553	$(3,801)

For the nine months ended September 30, 2012
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$692	$(312)	$380
Less: accretable yield recognized in income	346	(139)	207
Net unrealized gains on investments with OTTI	346	(173)	173

Available for sale securities – all other:
Unrealized holding gains	2,077	(843)	1,234
Less: gains recognized in income	562	(227)	335
Net unrealized gains on all other AFS securities	1,515	(616)	899

Cash flow hedges:
Unrealized holding gains	88	(36)	52

Other comprehensive income	$1,949	$(825)	$1,124

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$882	$(354)	$528
Less: accretable yield recognized in income	140	(56)	84
Net unrealized gains on investments with OTTI	742	(298)	444

Available for sale securities – all other:
Unrealized holding losses	(1,174)	472	(702)
Less: gains recognized in income	(103)	41	(62)
Net unrealized losses on all other AFS securities	(1,071)	431	(640)

Cash flow hedges:
Unrealized holding gains	71	(29)	42

Pension Plan:
Unrealized net actuarial gain	599	(241)	358
Less: amortization of unrecognized gain	(133)	53	(80)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	725	(291)	434

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(1)	0	(1)
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	6	(2)	4
Other comprehensive income	$473	$(189)	$284

For the three months ended September 30, 2012
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$511	$(239)	$272
Less: accretable yield recognized in income	122	(49)	73
Net unrealized gains on investments with OTTI	389	(190)	199

Available for sale securities – all other:
Unrealized holding gains	1,102	(450)	652
Less: losses recognized in income	(37)	15	(22)
Net unrealized gains on all other AFS securities	1,139	(465)	674

Cash flow hedges:
Unrealized holding gains	9	(4)	5

Other comprehensive income	$1,537	$(659)	$878

The following table presents the details of accumulated other comprehensive income components for the nine- and three-month periods ended September 30, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	For the nine months ended September 30, 2013	For the three months ended September 30, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$406	$140	Interest income on taxable investment securities
Taxes	(163)	(56)	Tax expense
	$243	$84	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains/(losses) on sales	$124	$(103)	Net gains - other
Taxes	(50)	41	(Tax expense)/benefit
	$74	$(62)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(399)	(133)	Salaries and employee benefits
Amortization of transition asset	30	10	Salaries and employee benefits
Amortization of prior service costs	(9)	(3)	Salaries and employee benefits
Taxes	152	50	Tax benefit
	$(226)	$(76)
Net SERP liability adjustment:
Amortization of unrecognized loss	(3)	(1)	Salaries and employee benefits
Amortization of prior service costs	(15)	(5)	Salaries and employee benefits
Taxes	7	2	Tax benefit
	$(11)	$(4)

Total reclassifications for the period	$80	$(58)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.00% at September 30, 2013), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.00% at September 30, 2013) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.10% at September 30, 2013). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”), First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payments that were due in March 2011. As of September 30, 2013, this deferral election remained in effect. Cumulative deferred interest on all TPS Debentures was approximately $6.1 million, which must be paid in full when First United Corporation terminates the deferral of interest payments. Management cannot predict when the deferral will be terminated. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. Cumulative deferred dividends on the Series A Preferred Stock was approximately $4.8 million as of September 30, 2013. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the Board of Directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 11 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Securities sold under agreements to repurchase:
Outstanding at end of period	$59,106	$39,257
Weighted average interest rate at end of period	0.07%	0.34%
Maximum amount outstanding as of any month end	$59,106	$52,367
Average amount outstanding	$46,478	$38,812
Approximate weighted average rate during the period	0.10%	0.34%

At September 30, 2013, the repurchase agreements were secured by $76.7 million in available-for-sale investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(In thousands)	2013	2012
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at September 30, 2013	$135,958	$136,005
Junior subordinated debt, bearing variable interest rates ranging from 2.10% to 3.00% at September 30, 2013	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at September 30, 2013	10,801	10,801
Total long-term debt	$182,688	$182,735

At September 30, 2013, the long-term FHLB advances were secured by $158.8 million in loans and $ 1.7 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2013			December 31, 2012
	Fixed	Floating
(In thousands)	Rate	Rate	Total	Total
Due in 2013	$0	$0	$0	$0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Thereafter	46,759	30,929	77,688	77,735
Total long-term debt	$146,759	$35,929	$182,688	$182,735

Note 12 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the nine months ended		For the three months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$170	$0	$56	$0
Interest cost	934	1,035	299	344
Expected return on assets	(1,780)	(1,659)	(592)	(552)
Amortization of transition asset	(30)	(30)	(10)	(10)
Amortization of net actuarial loss	399	285	133	95
Amortization of prior service cost	9	9	3	3
Net pension credit included in employee benefits	$(298)	$(360)	$(111)	$(120)

SERP	For the nine months ended		For the three months ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$91	$90	$31	$30
Interest cost	192	189	64	63
Amortization of recognized loss	3	9	1	3
Amortization of prior service cost	15	93	5	31
Net SERP expense included in employee benefits	$301	$381	$101	$127

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at September 30, 2013.

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

Stock-based awards were made to non-employee directors in May 2013 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 11,304 fully-vested shares of common stock were issued to directors in 2013, which had a fair market value of $7.96 per share. Director stock compensation expense was $65,806 for the nine months ended September 30, 2013 and $52,453 for the nine months ended September 30, 2012. Stock compensation expense was $22,495 and $21,236 for the three months ended September 30, 2013 and 2012, respectively.

Note 14 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.1 million of outstanding standby letters of credit at September 30, 2013 and $1.3 million as of December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2013 and December 31, 2012 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2013, swap contracts totaling $15.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012. The five-year $10 million contract matures June 17, 2014 and the seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contracts was ($548) thousand at September 30, 2013 and ($849) thousand at December 31, 2012 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of September 30, 2013.

For the nine months ended September 30, 2013, the Corporation recorded an increase in the value of the derivatives of $301 thousand and the related deferred tax benefit of $121 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2013. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2013.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three- months ended September 30, 2013 and 2012.

			Amount of gain or
			(loss) recognized in
Derivative in Cash Flow Hedging		Amount of gain or	income on derivative
Relationships	Amount of gain	(loss) reclassified from	(ineffective portion
	recognized in OCI	accumulated OCI into	and amount excluded
	on derivative	income	from effectiveness
(In thousands)	(effective portion)	(effective portion) (a)	testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2013	$180	$0	$0
September 30, 2012	53	0	0
Three months ended:
September 30, 2013	$42	$0	$0
September 30, 2012	9	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 16 – Variable Interest Entities (VIE)

As noted in Note 10, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2013, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $9.8 million at September 30, 2013 and $10.0 million at December 31, 2012.

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

At September 30, 2013 and December 31, 2012, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statement of Financial Condition. As of September 30, 2013, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$5,110	$5,498
Maximum exposure to loss	5,110	5,498

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2013 and December 31, 2012.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2013
Interest Rate Swap Agreements	$548	$0	$548	$(548)	$0	$0

Repurchase Agreements	$59,106	$0	$59,106	$(59,106)	$0	$0
December 31, 2012
Interest Rate Swap Agreements	$849	$0	$849	$(849)	$0	$0

Repurchase Agreements	$39,257	$0	$39,257	$(39,257)	$0	$0

Note 18 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial condition: (a) derivative financial instruments; (b) repurchase agreements and reverse repurchase agreements; and (c) securities borrowing and securities lending transactions. The Corporation adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial condition, the adoption had no impact on the Corporations’ consolidated statements of income and condition. See Note 17 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

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

At September 30, 2013, the Corporation had total assets of $1.3 billion, net loans of $821.1 million, and deposits of $974.4 million. Shareholders’ equity at September 30, 2013 was approximately $99.5 million.

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

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses (the “ALL”), the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The ALL is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and outlook, including the economic conditions specific to Western Maryland and Northeastern West Virginia, changes in lending rates, political conditions, and legislation impacting the banking industry. Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million in recorded goodwill is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Accounting for Income Taxes

First United Corporation accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Management regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If management determines that based on the available evidence, it is more likely than not that all or a portion of the Company’s net deferred tax assets will not be realized in future periods, then a deferred tax valuation allowance will be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Corporation’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320, Investments – Debt and Equity Securities (Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine months ended September 30, 2013 and 2012 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the nine months ended September 30
	2013	2012
Per Share Data
Basic and diluted net income per common share	$0.69	$0.10
Book Value	$11.18	$11.07

Significant Ratios
Return on Average Assets (a)	0.56%	0.18%
Return on Average Equity (a)	7.52%	2.57%
Average Equity to Average Assets	7.50%	7.06%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $4.3 million for the first nine months of 2013, compared to a net income available to common shareholders of $.6 million for the same period of 2012. Basic and diluted net income per common share for the first nine months of 2013 was $.69, compared to net income per common share of $.10 for the same period of 2012. The increase in earnings was primarily due to a $9.4 million decrease in the provision for loan losses during the first nine months of 2013 when compared to the same time period of 2012. This decrease was offset by a decrease in net gains of $.4 million due to reduced gains on sales of investment securities, and a decrease of $.6 million in other income due to a reduction in bank-owned life insurance (“BOLI”) income driven by a one-time death benefit of $.7 million that occurred in March 2012. Total other operating expenses increased $2.9 million during the first nine months of 2013 when compared to the same period of 2012. Other real estate owned (“OREO”) expenses increased $2.5 million in the first nine months of 2013 when compared to the first nine months of 2012 due primarily to management’s decision to increase the valuation allowance on OREO properties. The purpose of the increase was to better position the OREO properties for quicker retail sales. Other expenses increased $.4 million in the first nine months of 2013 when compared to the first nine months of 2012 due to increases in miscellaneous expenses such as legal, professional and recruitment expenses. The net interest margin for the first nine months of 2013, on a fully tax equivalent (“FTE”) basis, increased to 3.37% from 3.31% for the first nine months of 2012. The net interest margin for the year ended December 31, 2012, on a FTE basis, was 3.30%.

The provision for loan losses decreased to $(.2) million for the nine months ended September 30, 2013, compared to $9.3 million for the same period of 2012. The lower provision expense thus far in 2013 was primarily due to a loan charge-off of $9.0 million on a shared national credit for an ethanol plant in western Pennsylvania during the first quarter of 2012 and charge-offs of $1.1 million on a participation loan for a hotel located in Hazleton, Pennsylvania and $.9 million on a motel located in Salisbury, Maryland during the first quarter of 2012. For the first nine months of 2013, we continued to see a leveling in the credit quality of our loan portfolio as we experienced fewer loan downgrades and delinquency levels have improved. We also recorded an $.8 million recovery on a large commercial real estate credit during the third quarter of 2013. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $2.0 million during the nine months ended September 30, 2013 when compared to the same period of 2012 due primarily to a decrease of $52.0 million in average interest-bearing deposits and a $21.1 million decrease in average long-term debt outstanding. The declines in average interest-bearing deposits and average long-term debt were due to the repayment of $40.0 million in brokered certificates of deposit and the repayment of $21.1 million in Federal Home Loan Bank (“FHLB”) advances at their stated maturities, respectively. The Bank’s treasury team will continue to monitor rates on our deposits and increase special pricing only for full relationship customers. Our retail staff continues to focus on shifting our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts.

Other operating income decreased $1.0 million during the first nine months of 2013 when compared to the same period of 2012. This decrease was primarily attributable to a decline in BOLI income due to the one-time death benefit of $.7 million received in March 2012. Net gains declined $.4 million during the first nine months of 2013 when compared to the first nine months of 2012 due to a reduction in gains on sales of investment securities.

Operating expenses increased $2.9 million in the first nine months of 2013 when compared to the same period of 2012. This increase was due to an increase of $2.5 million in the valuation allowance on OREO in order to better position the properties for quicker retail sales. Other expenses increased $.4 million in the first nine months of 2013 when compared to the first nine months of 2012 due to increases in miscellaneous expenses such as legal and professional and recruitment expenses.

Consolidated net income available to common shareholders of $1.4 million, or $.22 per common share, for the third quarter of 2013, compared to net income available to common shareholders of $2.5 million, or $.40 per common share, for the same period of 2012. The decrease in earnings for the third quarter of 2013 compared to the third quarter of 2012 was primarily due to a $2.2 million increase in expenses related to other real estate owned due to the increased valuation allowance on properties, offset by an increase of $.9 million in interest income. The increase in interest income was primarily due to the recognition of $1.7 million in interest on loans as a result of the payoff of two non-accrual loans. The net interest margin for the third quarter of 2013, on a FTE basis, was 3.77%, compared to 3.28% for the same period of 2012.

Other operating income remained stable during the third quarter of 2013 when compared to the same period of 2012.

Operating expenses increased $2.8 million in the third quarter of 2013 when compared to the same period of 2012. This increase was due to increases of $2.2 million in write-downs on OREO, $.2 million in salaries and employee benefits and $.4 million in other miscellaneous expenses.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans	$851,559	$32,977	5.17%	$916,166	$35,545	5.18%
Investment securities	273,470	5,848	2.84%	234,228	5,500	3.14%
Other interest earning assets	76,675	254	0.44%	77,075	207	0.36%
Total earning assets	$1,201,704	39,079	4.34%	$1,227,469	41,252	4.49%

Interest-bearing liabilities
Interest-bearing deposits	$801,644	3,860	0.64%	$853,594	5,085	0.80%
Short-term borrowings	46,532	45	0.12%	37,374	115	0.41%
Long-term borrowings	182,710	4,919	3.59%	203,846	5,628	3.69%
Total interest-bearing liabilities	$1,030,886	8,824	1.13%	$1,094,814	10,828	1.32%

Net interest income and spread		$30,255	3.21%		$30,424	3.17%
Net interest margin			3.37%			3.31%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis decreased $.2 million during the first nine months of 2013 over the same period in 2012 due to a $2.2 million (5.3%) decrease in interest income, which was partially offset by a $2.0 million (18.5%) decrease in interest expense. Interest on loans was supplemented during 2013 due to the recognition of $1.7 million in interest income resulting from the payoff of two non-accrual loans. However, there was still an overall decrease in interest income primarily due to the $64.6 million reduction in the average balance of loans when comparing the first nine months of 2013 to the same period of 2012. The lower yields on both loans and investment securities, as funds were reinvested, also contributed to the decline in interest income when comparing the two periods. The decline in interest income was partially offset by a decline in interest expense due to the reduction in average balances in interest-bearing deposits and long-term borrowings. We saw a slight increase in the net interest margin in the first nine months of 2013 to 3.37% when compared to 3.30% for the year ended December 31, 2012 and 3.31% for the first nine months of 2012.

There was an overall $25.8 million decrease in average interest-earning assets, driven by a $64.6 million reduction in loans, offset by increases of $39.2 million in investment securities.

Interest expense decreased during the first nine months of 2013 when compared to the same period of 2012 due primarily to an overall reduction in average interest-bearing liabilities of $63.9 million. This reduction was due to the repayments of $40.0 in brokered deposits and $21.1 million in long-term borrowings. The overall effect was a 19 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.32% for the nine months ended September 30, 2012 to 1.13% for the same period of 2013.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-bearing assets and interest-bearing liabilities for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Loans	$834,576	$11,940	5.67%	$903,310	$11,562	5.09%
Investment securities	300,790	2,216	2.92%	230,852	1,762	3.04%
Other interest earning assets	58,168	73	0.16%	83,909	73	0.34%
Total earning assets	$1,193,534	14,229	4.72%	$1,218,071	13,397	4.37%

Interest-bearing liabilities
Interest-bearing deposits	$818,902	1,251	0.59%	$851,991	1,527	0.71%
Short-term borrowings	51,383	16	0.11%	41,160	18	0.17%
Long-term borrowings	182,697	1,666	3.61%	198,022	1,795	3.61%
Total interest-bearing liabilities	$1,052,982	2,933	1.11%	$1,091,173	3,340	1.22%

Net interest income and spread		$11,296	3.61%		$10,057	3.15%
Net interest margin			3.77%			3.28%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 35% tax rate.

Net interest income on a FTE basis increased $1.2 million during the third quarter of 2013 over the same period in 2012 due to a $.8 million (6.2%) increase in interest income, and a decrease of $.4 million (12.2%) in interest expense. The increase in interest income was primarily due to the increase in yield on average earning assets of 35 basis points due to the collection of approximately $1.7 million of interest from payoffs of non-accrual loans when comparing the third quarter of 2013 to the same period of 2012. We saw an increase in the net interest margin in the third quarter of 2013 to 3.77% when compared to 3.28% for the three months ended September 30, 2012.

Interest expense decreased during the third quarter of 2013 when compared to the same period of 2012 due primarily to an overall reduction in average interest-bearing liabilities of $38.2 million. This reduction was due to the reduction of $33.1 million in interest bearing deposits and $15.3 million in long-term borrowings offset by $10.2 million increase in short-term borrowings. The overall effect was an 11 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.22% for the three months ended September 30, 2012 to 1.11% for the same period of 2013.

Provision for Loan Losses

The provision for loan losses was $(.2) million for the first nine months of 2013, compared to $9.3 million for the same period of 2012.  The lower provision expense was primarily due to the significantly lower net charge-offs in the first nine months of 2013 and due to a large recovery on a commercial real estate credit as well as overall lower loan balances. Through the first nine months of 2013, we continued to see stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.6 million during the first nine months of 2013 when compared to the same period of 2012. The decrease was due to the reduction in BOLI income due to the one-time death benefit of $.7 million occurred in March 2012.

Net gains of $.3 million were reported through other income in the first nine months of 2013, compared to net gains of $.7 million during the same period of 2012. The reduction in net gains during the first nine months of 2013 when compared to the same period of 2012 was due to reduced gains on sales of investment securities.

Other operating income, exclusive of gains, increased slightly during the third quarter of 2013 when compared to the same period of 2012 due to increased Trust department income.

Net losses of $.1 million were reported through other income in the third quarter of 2013, compared to net losses of $8 thousand during the same period of 2012.

The following table shows the major components of other operating income for the nine- and three- months ended September 30, 2013 and 2012, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Service charges	27%	25%	26%	28%
Trust department	38%	33%	39%	35%
Debit card Income	15%	15%	14%	15%
Bank owned life insurance	8%	15%	7%	8%
Brokerage income	6%	6%	7%	6%
Other income	6%	6%	7%	8%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses increased $2.9 million in the first nine months of 2013 when compared to the same period of 2012 due to an increase of $2.5 million in the valuation allowance on OREO. Other expenses increased $.4 million in the first nine months of 2013 when compared to the first nine months of 2012 due to increases in miscellaneous expenses such as legal, professional and recruitment expenses.

Operating expenses increased $2.8 million in the third quarter of 2013 when compared to the same period of 2012. This increase was primarily due to increases of $2.2 million in the valuation allowance based on management’s evaluation of OREO properties to better position the properties for quicker retail sales, $.2 million in salaries and employee benefits and $.4 million in other miscellaneous expenses.

The composition of other operating expenses for the nine- and three- months ended September 30, 2013 and 2012 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaries and employee benefits	46%	50%	39%	48%
FDIC premiums	4%	5%	4%	5%
Occupancy, equipment and data processing	19%	21%	16%	20%
Other Real Estate Owned	9%	1%	22%	6%
Other	22%	23%	19%	21%
	100%	100%	100%	100%

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

The effective tax rate for the first nine months of 2013 was 24.9%, compared to an effective tax rate of 6.4% for the first nine months of 2012. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets remained stable at $1.3 billion at September 30, 2013 and December 31, 2012. During the first nine months of 2013, cash and interest-bearing deposits in other banks decreased $11.5 million, the investment portfolio increased $73.6 million, and gross loans decreased $38.6 million. Total liabilities increased by approximately $20.7 million during the first nine months of 2013 due to an increase of $19.8 million in short-term borrowings and an increase of $3.4 million in accrued interest payable and other liabilities. These increases were offset by a decrease in deposits of $2.5 million. Shareholders’ equity increased $.6 million from December 31, 2012 to September 30, 2013 as a result of increased earnings of $4.3 million offset by an increase of $3.8 million in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	September 30, 2013		December 31, 2012
Commercial real estate	$283,166	34%	$298,851	34%
Acquisition and development	115,132	14%	128,391	15%
Commercial and industrial	59,986	7%	69,013	8%
Residential mortgage	352,227	42%	346,919	40%
Consumer	25,697	3%	31,655	3%
Total Loans	$836,208	100%	$874,829	100%

Comparing September 30, 2013 to December 31, 2012, outstanding loans decreased by $38.6 million (4.4%). Commercial Real Estate (“CRE”) loans decreased $15.7 million as a result of the payoff of several large loans and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $13.3 million due to the movement of $2.1 million from construction to permanent financing and $5.0 million of payoffs. Commercial and industrial (“C&I”) loans decreased $9.0 million due to $2.8 million of payoffs and scheduled principal payments. Residential mortgages increased by $5.3 million due to increased production of loans primarily in our 10/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations, although production for these loans slowed during the third quarter of 2013. The consumer portfolio decreased $6.0 million due primarily to repayment activity in the indirect auto portfolio offsetting new production. At September 30, 2013, approximately 58% of the commercial loan portfolio was collateralized by real estate compared to 60% at December 31, 2012.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

		% of		% of
	September 30,	Applicable	December 31,	Applicable
(In thousands)	2013	Portfolio	2012	Portfolio
Non-accrual loans:
Commercial real estate	$4,627	1.63%	$6,194	2.07%
Acquisition and development	6,412	5.57%	10,778	8.39%
Commercial and industrial	151	0.25%	176	0.26%
Residential mortgage	3,616	1.03%	2,731	0.79%
Consumer	41	0.16%	36	0.11%
Total non-accrual loans	$14,847	1.78%	$19,915	2.28%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$212		$0
Acquisition and development	0		200
Commercial and industrial	21		0
Residential mortgage	618		1,888
Consumer	59		58
Total loans past due 90 days or more	$910		$2,146

Total non-accrual and accruing loans past due 90 days or more	$15,757		$22,061

Restructured Loans (TDRs):
Performing	$9,270		$12,134
Non-accrual (included above)	7,225		5,540
Total TDRs	$16,495		$17,674

Other Real Estate Owned	$16,982		$17,513

Impaired loans without a valuation allowance	$27,636		$39,361
Impaired loans with a valuation allowance	11,434		8,481
Total impaired loans	$39,070		$47,842
Valuation allowance related to impaired loans	$3,043		$1,632

Other Real Estate Owned

The following table presents the components of OREO as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Commercial real estate	$5,127	$5,559
Acquisition and development	10,815	9,831
Residential mortgage	1,040	2,123
Total OREO	$16,982	$17,513

The following table presents the activity in the OREO valuation allowance for the nine- and three- months ended September 30, 2013 and 2012:

	For the nine months ended
	September 30,
	2013	2012
Balance January 1	$2,766	$1,745
Fair value write-down	2,889	256
Sales of OREO	(1,016)	(209)
Balance September 30	$4,639	$1,792

	For the three months ended
	September 30,
	2013	2012
Balance July 1	$1,988	$1,569
Fair value write-down	2,852	256
Sales of OREO	(201)	(33)
Balance September 30	$4,639	$1,792

The following table presents the components of OREO expenses, net for the nine- and three- months ended September 30, 2013 and 2012:

	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gains on real estate, net	$(80)	$(668)	$(18)	$14
Fair value write-down	2,889	278	2,852	278
Expenses, net	495	795	272	380
Rental and other income	(538)	(180)	(292)	(54)
Total OREO (income)/expense, net	$2,766	$225	$2,814	$618

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $24.2 million at September 30, 2013 and $28.2 million at December 31, 2012. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $1.1 million during the nine months ended September 30, 2013, due to the reclassification of a $1.8 million A&D loan out of impaired status due to improved performance as well as $1.9 million of net principal repayments received during the first nine months of 2013. This was partially offset by the inclusion in performing impaired of $2.6 million of TDRs that are no longer required to be reported as TDRs but continue to be reported as impaired. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment
Performing
Commercial real estate
Non owner-occupied	2	$260	2	$273
All other CRE	2	3,342	5	5,676
Acquisition and development
1-4 family residential construction	1	1,667	1	2,052
All other A&D	6	2,511	4	2,330
Commercial and industrial	2	606	2	557
Residential mortgage
Residential mortgage – term	4	884	4	1,246
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	17	$9,270	18	$12,134

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	3	2,226	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	4,075	6	4,600
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	476	2	492
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	10	7,225	9	5,540
Total TDRs	27	$16,495	27	$17,674

The level of TDRs decreased $1.2 million during the nine months ended September 30, 2013. Three loans totaling $.4 million were added to performing TDRs and four loans already in performing TDRs were re-modified. One loan totaling $.5 million that had been modified prior to December 31, 2012 at a market rate is no longer reported as a performing TDR because the borrower had made at least six consecutive payments and was current at the time of reclassification. Two non-performing A&D loans totaling $.4 million were transferred to OREO during the nine months ended September 30, 2013 and $.7 million in principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(in thousands)	2013	2012
Balance, January 1	$16,047	$19,480
Charge-offs:
Commercial real estate	(233)	(2,280)
Acquisition and development	(276)	(768)
Commercial and industrial	(1,051)	(9,217)
Residential mortgage	(317)	(1,029)
Consumer	(375)	(522)
Total charge-offs	(2,252)	(13,816)
Recoveries:
Commercial real estate	1,004	58
Acquisition and development	33	413
Commercial and industrial	68	445
Residential mortgage	154	161
Consumer	258	332
Total recoveries	1,517	1,409
Net credit losses	(735)	(12,407)
Provision for loan losses	(161)	9,276
Balance at end of period	$15,151	$16,349

Allowance for loan losses to loans outstanding (as %)	1.81%	1.84%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.12%	1.83%

The ALL decreased to $15.2 million at September 30, 2013, from $16.0 million at December 31, 2012 and $16.3 million at September 30, 2012. The provision for loan losses for the first nine months of 2013 decreased to $(.2) million from $9.3 million for the same period in 2012. Net charge-offs declined to $.7 million for the nine months ended September 30, 2013, compared to $12.4 million for the nine months ended September 30, 2012. Included in the net charge-offs for the nine months ended September 30, 2013 was an $.8 million charge-off for a C&I loan. The lower provision expense was due to the significantly lower level of net charge-offs, a recovery of $.8 million on a large commercial real estate credit and the lower level of loan balances. The ratio of the ALL to loans outstanding as of September 30, 2013 was 1.81%, which was comparable to the 1.84% for the same period last year.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2013 was an annualized .12%, compared to an annualized 1.83% for the same period in 2012 and 1.41% for the year ended December 31, 2012. Relative to December 31, 2012, all segments of loans showed improvement. The CRE portfolio had an annualized net recovery rate as of September 30, 2013 of .35% compared to an annualized net charge-off rate of .67% as of December 31, 2012. The annualized net charge-off rate for A&D loans as of September 30, 2013 was .27% compared to an annualized net charge-off rate of .29% as of December 31, 2012. The ratios for C&I loans were 2.03% and 12.10% for September 30, 2013 and December 31, 2012, respectively. The residential mortgage ratios were .06% and .33% for September 30, 2013 and December 31, 2012, respectively, and the consumer loan ratios were .54% and .69% for September 30, 2013 and December 31, 2012, respectively.

Accruing loans past due 30 days or more declined to 1.58% of the loan portfolio at September 30, 2013, compared to 2.39% at December 31, 2012. The decrease for the first nine months of 2013 was primarily due to a decrease of $10.6 million in past-due accruing residential mortgage term loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the nine-month periods ended September 30, 2013 and September 30, 2012, total non-accrual loan balances have declined. Non-accrual loans totaled $14.8 million as of September 30, 2013, compared to $19.9 million as of December 31, 2012 and $29.1 million as of September 30, 2012. Non-accrual loans which have been subject to a partial charge-off totaled $2.5 million as of September 30, 2013, compared to $6.7 million as of December 31, 2012.

Management believes that the ALL at September 30, 2013 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2013, the total amortized cost basis of the available-for-sale investment portfolio was $326.4 million, compared to a fair value of $297.0 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2013			December 31, 2012
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(Dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$89,723	$85,443	29%	$40,334	$40,320	18%
Residential mortgage-backed agencies	87,049	83,785	28%	43,596	44,108	20%
Commercial mortgage-backed agencies	28,174	27,281	9%	37,330	37,618	17%
Collateralized mortgage obligations	28,233	27,935	9%	31,836	31,731	14%
Obligations of state and political subdivisions	56,172	56,293	19%	55,212	58,054	26%
Collateralized debt obligations	37,043	16,273	6%	36,798	11,442	5%
Total available for sale	$326,394	$297,010	100%	$245,106	$223,273	100%
Securities Held to Maturity:
Obligations of state and political subdivisions	$3,900	$3,536	100%	$4,040	$4,347	100%

Total investment securities available-for-sale increased $73.7 million since December 31, 2012. At September 30, 2013, the securities classified as available-for-sale included a net unrealized loss of $29.4 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $280.7 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized losses of $8.6 million at September 30, 2013. The remaining $16.3 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $21.1 million in unrealized losses associated with this portfolio relates to 17 of the 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $13.8 million represent non-credit related OTTI charges on 13 of the securities, while $7.3 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2013.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	498	486	(12)	C	303,112	19.46%	64,500	(2,590)	-4.02%	7 / 11
Preferred Term Security XI*	B-1	1,330	495	(835)	C	635,775	28.35%	380,605	(101,775)	-26.74%	41 / 60
Preferred Term Security XVI*	C	298	661	363	C	606,040	36.14%	337,680	(125,833)	-37.26%	36 / 55
Preferred Term Security XVIII	C	3,042	1,079	(1,963)	C	676,565	27.54%	452,663	(84,285)	-18.62%	50 / 74
Preferred Term Security XVIII*	C	2,142	720	(1,422)	C	676,565	27.54%	452,663	(84,285)	-18.62%	50 / 74
Preferred Term Security XIX*	C	3,063	855	(2,208)	C	700,535	19.65%	472,261	(100,681)	-21.32%	48 / 64
Preferred Term Security XIX*	C	1,326	366	(960)	C	700,535	19.65%	472,261	(100,681)	-21.32%	48 / 64
Preferred Term Security XIX*	C	1,327	366	(961)	C	700,535	19.65%	472,261	(100,681)	-21.32%	48 / 64
Preferred Term Security XIX*	C	2,225	610	(1,615)	C	700,535	19.65%	472,261	(100,681)	-21.32%	48 / 64
Preferred Term Security XXII*	C-1	4,006	1,902	(2,104)	C	1,386,600	24.84%	922,100	(124,093)	-13.46%	61 / 90
Preferred Term Security XXII*	C-1	1,602	761	(841)	C	1,386,600	24.84%	922,100	(124,093)	-13.46%	61 / 90
Preferred Term Security XXIII*	C-1	2,105	856	(1,249)	C	1,467,000	21.88%	893,895	(80,994)	-9.06%	85 / 110
Preferred Term Security XXIII*	D-1	2,334	819	(1,515)	C	1,467,000	21.88%	893,895	(195,384)	-21.86%	85 / 110
Preferred Term Security XXIII*	D-1	778	273	(505)	C	1,467,000	21.88%	893,895	(195,384)	-21.86%	85 / 110
Preferred Term Security XXIV*	C-1	967	340	(627)	C	1,050,600	33.08%	649,984	(202,299)	-31.12%	56 / 86
Preferred Term Security I-P-I	B-2	2,000	1,372	(628)	CCC-	351,000	9.26%	156,000	11,502	7.37%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,617	(1,383)	CCC-	325,000	7.08%	198,200	24,626	12.42%	22 / 24
Preferred Term Security I-P-IV	B-1	5,000	2,695	(2,305)	CCC-	325,000	7.08%	198,200	24,626	12.42%	22 / 24

Total Level 3 Securities Available for Sale		37,043	16,273	(20,770)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 7.08% to 36.14% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2012 and September 30, 2013.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2013.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of September 30, 2013, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	September 30, 2013		December 31, 2012
Non-interest bearing demand deposits	$182,052	19%	$161,500	17%
Interest-bearing deposits:
Demand	124,437	13	119,306	12
Money Market:
Retail	211,972	22	202,678	21
Savings deposits	112,084	11	109,740	11
Time deposits less than $100,000:
Retail	174,775	18	187,289	19
Brokered/CDARS	831	0	1,052	0
Time deposits $100,000 or more:
Retail	159,683	16	164,085	17
Brokered/CDARS	8,559	1	31,234	3
Total Deposits	$974,393	100%	$976,884	100%

Total deposits decreased $2.5 million during the first nine months of 2013 when compared to deposits at December 31, 2012. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $20.6 million. Traditional savings accounts increased $2.3 million due to continued growth in our Prime Saver product. Total demand deposits increased $5.1 million and total money market accounts increased $9.3 million. Time deposits less than $100,000 declined $12.7 million and time deposits greater than $100,000 decreased $27.1 million due to the repayment of a $20.0 million brokered certificate of deposit at its maturity in January 2013.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(In thousands)	2013	2012
Securities sold under agreements to repurchase	$59,106	$39,257
Total short-term borrowings	$59,106	$39,257

FHLB advances	$135,958	$136,005
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,688	$182,735

Total short-term borrowings increased by approximately $19.8 million during the first nine months of 2013 due to new accounts in our Treasury Management product. Long-term borrowings decreased by $47.0 thousand during the first nine months of 2013 due to the scheduled monthly amortization of long-term advances.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.

4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At September 30, 2013, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2013, the Bank had $20.0 million available through unsecured lines of credit with correspondent banks, $32.2 million through a secured line of credit with the Fed Discount Window and approximately $16.6 million at FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the ALL, subject to certain limitations.

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

The following table presents our capital ratios:

			Required for
			Capital	Required To
	September 30,	December 31,	Adequacy	Be Well
	2013	2012	Purposes	Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.18%	14.13%	8.00%	10.00%
First United Bank & Trust	16.02%	14.63%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.52%	12.54%	4.00%	6.00%
First United Bank & Trust	14.74%	13.35%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	11.02%	10.32%	4.00%	5.00%
First United Bank & Trust	12.00%	10.98%	4.00%	5.00%

As of September 30, 2013, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at September 30, 2013 when compared to December 31, 2012.

Basel is a committee of central banks and bank regulators from major industrialized countries that develops broad policy guidelines for use by each country’s regulators with the purpose of ensuring that financial institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

On July 2, 2013, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved final rules that substantially amend the regulatory risk-based capital rules applicable to First United Corporation. The Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency have subsequently approved these rules. The final rules were adopted following the issuance of proposed rules by the Federal Reserve in June 2012, and implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which would be phased in from 2015 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules would be: (a) a new common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (increased from 4%); (c) a total capital ratio of 8% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth. However, the final rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e., banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Corporation. The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized”: (a) a new common equity Tier 1 capital ratio of 6.5%; (b) a Tier 1 capital ratio of 8% (increased from 6%); (c) a total capital ratio of 10% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 5% (increased from 4%).

The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2015. The standardized approach final rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (a) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (b) revisions to recognition of credit risk mitigation; (c) rules for risk weighting of equity exposures and past due loans; (d) revised capital treatment for derivatives and repo-style transactions; and (e) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets. We believe that we would be in compliance with the requirements as set forth in the final rules.

The total risk-based capital ratios of First United Corporation include $38.7 million of junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at September 30, 2013, under guidance issued by the Federal Reserve.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of September 30, 2013, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume quarterly cash dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payments that were due in March 2011. As of September 30, 2013, this deferral election remained in effect and cumulative deferred interest was approximately $6.1 million, which has been fully accrued and must be paid in full when the Board of Directors elects to terminate the deferral. First United Corporation’s ability to resume quarterly interest payments will depend primarily on our earnings in future periods. Accordingly, no assurance can be given as to if or when First United Corporation will resume the payment of interest under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $96.2 million and $1.1 million, respectively, at September 30, 2013, compared to $87.1 million and $1.3 million, respectively, at December 31, 2012. We are not a party to any other off-balance sheet arrangements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporations principal executive officer (“CEO”) and the principal accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of September 30, 2013 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first nine months of 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported in First United Corporation’s SEC reports and as discussed in Item 7 of Part I of this report, the terms of First United Corporation’s Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Dividends of $.4 million per dividend period continue to accrue, aggregating $4.8 million at September 30, 2013. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend.

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

FIRST UNITED CORPORATION

Date:	November 8, 2013	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date	November 8, 2013	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, President,
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Accounting Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

