Form 10-K
period 2013-12-31
FIRST UNITED CORP/MD/
filed 2014-03-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2013: $41,686,471.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014: 6,210,587

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Forward-Looking Statements

This Annual Report on Form 10-K of First United Corporation (the “Corporation” and “we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

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

General

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company (“BHC”) Act of 1956, as amended. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance agency. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. Until March 27, 2013 when the entity was dissolved, the Bank owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest.

At December 31, 2013, we had total assets of approximately $1.3 billion, net loans of approximately $796.6 million, and deposits of approximately $977.4 million. Shareholders’ equity at December 31, 2013 was approximately $101.3 million.

The Corporation maintains an Internet website at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 25 banking offices, one call center and 28 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, and insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

At December 31, 2013 and 2012, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $675 million and $637 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

[5]

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

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2013, the most recent date for which comparative information is available.

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	5	$301,812	44.67%
Manufacturers & Traders Trust Company	6	163,647	24.22%
First United Bank & Trust	4	116,210	17.20%
PNC Bank NA	3	48,043	7.11%
Standard Bank	2	45,941	6.80%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	19	$1,109,650	27.68%
Branch Banking & Trust Co.	12	713,635	17.80%
Bank Of America NA	5	339,859	8.48%
Frederick County Bank	5	279,461	6.97%
Manufacturers & Traders Trust Company	6	255,586	6.38%
Capital One NA	6	232,874	5.81%
Woodsboro Bank	7	205,761	5.13%
Wells Fargo Bank NA	2	148,012	3.69%
First United Bank & Trust	4	145,071	3.62%
Middletown Valley Bank	4	128,304	3.20%
SunTrust Bank	3	127,027	3.17%
BlueRidge Bank	1	119,307	2.98%
Sandy Spring Bank	4	101,478	2.53%
Sovereign Bank	1	43,250	1.08%
Columbia Bank	2	24,981	0.62%
SONABANK	1	17,293	0.43%
Damascus Community Bank	1	16,626	0.41%
Woodforest National Bank	1	435	0.02%

Source: FDIC Deposit Market Share Report

[6]

Garrett County, Maryland:
First United Bank & Trust	6	$330,333	57.74%
Susquehanna Bank	2	113,847	19.90%
Manufacturers & Traders Trust Company	3	89,378	15.62%
Clear Mountain Bank	1	31,627	5.53%
Miners & Merchants Bank	1	6,902	1.21%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	12	$650,953	32.21%
Columbia Bank	11	431,196	21.33%
Manufacturers & Traders Trust Company	11	391,520	19.37%
PNC Bank NA	5	167,102	8.27%
United Bank	2	91,728	4.54%
Sovereign Bank	3	83,060	4.11%
First United Bank & Trust	3	76,831	3.80%
Capital One NA	2	46,560	2.30%
Citizens National Bank of Berkeley Springs	1	37,816	1.87%
Orrstown Bank	1	23,814	1.18%
Middletown Valley Bank	1	11,626	0.58%
Jefferson Security Bank	1	8,905	0.44%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$333,240	28.50%
United Bank	4	195,861	16.75%
First United Bank & Trust	4	130,351	11.15%
City National Bank of West Virginia	4	126,171	10.79%
Susquehanna Bank	3	107,383	9.18%
MVB Bank Inc.	2	100,946	8.63%
Jefferson Security Bank	2	69,834	5.97%
Bank of Charles Town	2	49,946	4.27%
Citizens National Bank of Berkeley Springs	3	42,569	3.64%
Summit Community Bank	1	12,201	1.04%
Woodforest National Bank	1	837	0.08%

Source: FDIC Deposit Market Share Report

[7]

Hardy County, West Virginia:
Summit Community Bank, Inc.	4	$512,607	75.73%
Capon Valley Bank	3	111,142	16.42%
Pendleton Community Bank, Inc.	1	25,903	3.83%
First United Bank & Trust	1	14,670	2.17%
Grant County Bank	1	12,522	1.85%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$76,682	34.97%
Branch Banking & Trust Company	2	71,106	32.42%
Manufacturers & Traders Trust Company	2	42,836	19.53%
Grant County Bank	1	28,671	13.08%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	7	$653,609	32.94%
Branch Banking & Trust Company	6	480,720	24.22%
Huntington National Bank	6	366,169	18.45%
Clear Mountain Bank	6	181,979	9.17%
Wesbanco Bank, Inc.	5	118,164	5.95%
First United Bank & Trust	3	89,527	4.51%
First Exchange Bank	1	26,111	1.32%
MVB Bank, Inc.	2	25,954	1.31%
PNC Bank NA	2	22,567	1.14%
Citizens Bank of Morgantown, Inc.	1	19,608	0.99%

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

General

The Corporation is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB. As a publicly-traded company whose common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

[8]

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

All non-bank subsidiaries of the Corporation are subject to examination by the FRB, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland Commissioner. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, and OakFirst Loan Center, LLC is subject to licensing and regulation by the Maryland Commissioner.

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Corporation and the Bank. The Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of bank holding companies and depository institutions, including restrictions related to mortgage originations, risk retention requirements as to securitized loans, and the establishment of a new financial consumer protection agency, known as the Consumer Financial Protection Bureau (the “CFPB”), that is empowered to promulgate and enforce new consumer protection regulations and revise and enforce existing regulations in many areas of consumer compliance.

Moreover, not only are the states’ attorneys general entitled to enforce consumer protection rules issued by the CFPB, but states are permitted to adopt their own consumer protection laws that are more strict than those created under the Dodd-Frank Act. Recently, U.S. financial regulatory agencies have increasingly used general consumer protection statutes to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance as to the parameters for compliance with the federal “unfair or deceptive acts or practices” (“UDAP”) laws. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, which has been delegated to the CFPB for supervision.

Many of the Dodd-Frank Act’s provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the Dodd-Frank Act’s impact on our business will depend to a large extent on how and when such rules are adopted and implemented by the primary U.S. financial regulatory agencies. We continue to analyze the impact of rules adopted under the Dodd-Frank Act on our business, but the full impact will not be known until the rules and related regulatory initiatives are finalized and their combined impact can be understood. We do anticipate that the Dodd-Frank Act will increase our regulatory compliance burdens and costs and may restrict the financial products and services that we offer to our customers in the future. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of and ensure compliance with this law and its rules.

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

[9]

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

During 2013, significant media attention was given to the Dodd-Frank Act’s amendment of the BHC Act to require the U.S. financial regulatory agencies to adopt rules that prohibit banking institutions and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The U.S. financial regulatory agencies adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules have an effective date of April 1, 2014, but the U.S. financial regulatory agencies issued an order extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, we do not anticipate that they will have a material effect on our operations, as we believe that we do not engage in the businesses prohibited by the Volcker Rule. (But see the risk factor entitled, “The Volker Rule may require us to dispose of certain investments by July 21, 2015, which could result in a significant charge to earnings.” contained in Item 1A of this Part I of this annual report.) We may incur costs related to the adoption of additional policies and systems to ensure compliance with the Volcker Rule, but we do not expect that such costs would be material.

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

[10]

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

Capital Requirements

The Corporation and the Bank are subject to the regulatory capital requirements administered by the FRB and the FDIC, respectively. The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

•	Core Capital (Tier 1). Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets and certain other assets.
•	Supplementary Capital (Tier 2). Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as letters of credit). The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively.

[11]

Bank holding companies and banks are also currently required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

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

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules will be: (a) a new common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (increased from 4%); (c) a total capital ratio of 8% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Corporation and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. The Corporation and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. Additionally, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

[12]

Additional information about our capital ratios and requirements is contained in Item 7 of Part II of this annual report under the heading “Capital Resources”.

Prompt Corrective Action

The FDI Act requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”, (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 4.0%, (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio of less than 3.0%, and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Corporation believes that, as of December 31, 2013, the Bank was “well capitalized” based on the aforementioned ratios.

[13]

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Corporation or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

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

The Dodd-Frank Act also set a new minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act required the FDIC to redefine the deposit insurance assessment base for an insured depository institution. Prior to the Dodd-Frank Act, an institution’s assessment base has historically been its domestic deposits, with some adjustments. As redefined pursuant to the Dodd-Frank Act, an institution’s assessment base is now an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. Institutions with $1.0 billion or more in assets at the end of a fiscal quarter, like the Bank, must report their average consolidated total assets on a daily basis and report their average tangible equity on an end-of-month balance basis.

The Federal Deposit Insurance Reform Act of 2005, which created the DIF, gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On May 22, 2009, the FDIC imposed an emergency insurance assessment of five basis points in an effort to restore the DIF to an acceptable level. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011. The prepayment is accounted for as a prepaid expense and is amortized quarterly. The prepaid assessment qualifies for a zero risk weight under the risk-based capital requirements. The Bank expensed $1.9 million and $2.0 million in FDIC premiums for 2013 and 2012, respectively. In December 2009, the Bank prepaid approximately $11 million in FDIC premiums. On June 28, 2013, $2.3 million of excess prepaid funds were deposited into the Bank’s account. The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.

[14]

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

In addition to complying with the BSA, the Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The USA Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.

Mortgage Lending and Servicing

In January 2013, the CFPB issued eight final regulations governing mainly consumer mortgage lending. These regulations became effective in January 2014.

One of these rules, effective on January 10, 2014, requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. This rule also defines “qualified mortgages.” In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or a term exceeding 30 years, where the lender determines that the borrower has the ability to repay, and where the borrower’s points and fees do not exceed 3% of the total loan amount. Qualified mortgages that that are not “higher-priced” are afforded a safe harbor presumption of compliance with the ability to repay rules. Qualified mortgages that are “higher-priced” garner a rebuttable presumption of compliance with the ability to repay rules.

The CFPB regulations also: (i) require that “higher-priced” mortgages must have escrow accounts for taxes and insurance and similar recurring expenses; (ii) expand the scope of the high-rate, high-cost mortgage provisions by, among other provisions, lowering the rates and fees that lead to coverage and including home equity lines of credit; (iii) revise rules for mortgage loan originator compensation; (iv) add prohibitions against mandatory arbitration provisions and financing single premium credit insurances; and (v) impose a broader requirement for providing borrowers with copies of all appraisals on first-lien dwelling secured loans.

Effective January 10, 2014, the CFPB’s final Truth-in-Lending Act rules relating to mortgage servicing impose new obligations to credit payments and provide payoff statements within certain time periods and provide new notices prior to interest rate and payment adjustments. Effective on that same date, the CFPB’s final Real Estate Settlement Procedures Act rules add new obligations on the servicer when a mortgage loan is default.

[15]

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance is required by August 1, 2015. We are evaluating these integrated mortgage disclosure rules for compliance by that deadline.

Federal Securities Laws and NASDAQ Rules

The shares of the Corporation’s common stock are registered with the SEC under Section 12(b) of the Exchange and listed on the NASDAQ Global Select Market. The Corporation is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002, and rules adopted by NASDAQ. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, the Corporation must comply with certain enhanced corporate governance requirements, and various issuances of securities by the Corporation require shareholder approval.

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

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposit and loan demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2013, we employed 375 individuals, of whom 300 were full-time employees.

ITEM 1A. RISK FACTORS

The significant risks and uncertainties related to us, our business and our securities of which we are aware are discussed below. You should carefully consider these risks and uncertainties before making investment decisions in respect of our securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our securities. If any of these risks materialize, you could lose all or part of your investment in the Corporation. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also consider the other information contained in this annual report, including our financial statements and the related notes, before making investment decisions in respect of our securities.

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

[16]

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

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. Approximately 13%, or $107 million, of total loans are real estate acquisition construction and development projects that are secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

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

[17]

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

As of December 31, 2013, we had classified all but six of our investment securities as available-for-sale pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

The Volcker Rule may require the Bank to dispose of certain investments by July 21, 2015, which could result in a significant charge to earnings.

On December 10, 2013, the SEC, the FRB, the FDIC and other financial regulatory agencies issued final regulations to implement the Volcker Rule. Among other things, these regulations prohibit banking entities from acquiring or retaining an “ownership interest” in a “covered fund”, as such terms are defined in the regulations. A banking entity that owns such an interest must dispose of it no later than July 21, 2015. Although the agencies stated in their final rule release that debt securities evidencing typical extensions of credit (i.e., those that provide for payment of stated principal and interest calculated at a fixed rate or at a floating rate based on an index or interbank rate) do not generally meet the definition of an “ownership interest”, the agencies’ release contains a statement to the effect that all collateralized debt obligations (“CDOs”) backed by trust preferred securities are prohibited investments under the Volcker Rule. Subsequently, on January 14, 2014, the agencies issued an interim final rule that exempts a CDO if (i) the issuer was established, and the CDO was originally issued, before May 19, 2010, (ii) the banking entity investor reasonably believes that the offering proceeds received by the issuer were invested primarily in trust preferred securities or subordinated debt instruments issued prior to May 19, 2010 by a depository institution holding company that satisfied certain criteria at the time of issuance, and (iii) the banking entity investor acquired the CDO on or before December 10, 2013. The agencies’ rule releases create significant uncertainty with respect to whether the Volcker Rule will be applied to CDOs that are backed by non-bank trust preferred securities but that take the form of debt securities evidencing typical extensions of credit, because the agencies did not, in making the statement that CDOs backed by trust preferred securities are generally prohibited investments, acknowledge or otherwise address the fact that an investment must, as a threshold matter, meet the definition of “ownership interest” before it can be characterized as a prohibited investment.

[18]

At December 31, 2013, the Bank owns $37.1 million in aggregate principal amount of promissory notes that are collateralized primarily by trust preferred securities and/or subordinated debt instruments issued by insurance entities and that provide for the payment of stated principal and interest at rates tied to LIBOR. These promissory notes are held in the Bank’s investment portfolio and, as of December 31, 2013, are classified as available-for-sale. The Bank has analyzed these promissory notes under the final Volcker Rule regulations and has concluded that they are not prohibited investments because they do not exhibit, on a current, future, or contingent basis, any of the characteristics of an equity, partnership or other similar interest in the issuers identified in the Volcker Rule’s definition of “ownership interest”. If the FDIC were to disagree with the Bank’s conclusion and determine that these promissory notes constitute prohibited “ownership interests”, then the Bank would be required to dispose of them on or before January 21, 2015, likely at a considerable loss due to their current market values.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2013, we had recorded goodwill of $11.0 million, representing approximately 11% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2013, our net deferred tax assets were approximately $29.2 million.

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

[19]

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

The full impact of the Dodd-Frank Act is unknown because significant rule making efforts are still required to fully implement all of its requirements, but it will likely materially increase our regulatory expenses.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions. Significantly, the Dodd-Frank Act includes the following provisions that affect the Corporation and the Bank:

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

Based on the text of the Dodd-Frank Act and the implementing regulations (both effective and yet-to-be-published), it is anticipated that the costs to banks may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity. Moreover, compliance obligations will expose us to additional noncompliance risk and could divert management’s focus from the business of banking.

[20]

The Consumer Financial Protection Bureau may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact our business operations.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to adopt rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an “abusive” practice is new under the law. The full scope of the impact of this authority has not yet been determined as the CFPB has not yet released significant supervisory guidance. Moreover, the Bank will be supervised and examined by the CFPB for compliance with the CFPB’s regulations and policies. As of the date of this annual report, the CFPB has not examined the Bank.

As discussed above, the CFPB recently issued several rules relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules will likely require the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

Bank regulators and other regulations, including the Basel III Capital Rules, may require higher capital levels, impacting our ability to pay dividends or repurchase our stock.

The capital standards to which we are subject, including the standards created by the Basel III Capital Rules, may materially limit our ability to use our capital resources and/or could require us to raise additional capital by issuing common stock. The issuance of additional shares of common stock could dilute existing stockholders.

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

The USA Patriot Act requires certain financial institutions, such as the Bank, to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. This law includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. If we fail to comply with this law, we could be exposed to adverse publicity as well as fines and penalties assessed by regulatory agencies.

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

[21]

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

On November 12, 2009, the FRB announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. These new rules negatively impacted the Banks’ non-interest income in 2012 and 2013 and may do the same in future periods.

In addition, the FRB has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Although we are not subject to these rules, market forces may effectively require the Bank to adopt a debit card interchange fee structure that complies with these rules, in which case our non-interest income for future periods could be materially and adversely affected.

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

[22]

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

We may be unable to attract and/or retain key personnel because of our participation in the Troubled Asset Relief Program Capital Purchase Program.

On January 30, 2009, the Corporation participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) adopted by the U.S. Department of Treasury (“Treasury”) by selling 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to Treasury and issuing a 10-year common stock purchase warrant (the “Warrant”) to Treasury, for a total consideration of $30 million. As part of these transactions, the Corporation adopted the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds any shares of the Series A Preferred Stock and/or any shares of common stock acquired upon exercise of the warrant. On February 17, 2009, the American Reinvestment and Recovery Act of 2009 (the “Recovery Act”) was signed into law, which, among other things, imposed additional executive compensation restrictions on institutions that participate in the TARP CPP for so long as any TARP CPP assistance remains outstanding. These restrictions include (i) a limitation on the types, timing and amounts of bonuses, retention awards and incentive compensation that may be paid to certain employees and (ii) a prohibition against making most severance payments to our “senior executive officers” (our Chairman and Chief Executive Officer and the two next most highly compensated executive officers) and to our next five most highly compensated employees. These restrictions, coupled with the competition we face from other institutions, including institutions that do not participate in TARP, may make it more difficult for us to attract and/or retain exceptional key employees.

[23]

Because First United Corporation has failed to make six quarterly dividend payments on the Series A Preferred Stock, the holders thereof have the right to elect up to two additional directors to First United Corporation’s Board of Directors.

The terms of the Series A Preferred Stock permit the Corporation to defer the payment of quarterly dividends, but, in that case, undeclared dividends will continue to accrue and must be paid in full at the time the Corporation terminates the dividend deferral. The terms further provide that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting the Corporation’s Board of Directors will automatically be increased by two, from 14 directors to 16 directors (based on the current board structure). Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock, voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (the “Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. The Corporation currently does not have any outstanding stock with voting rights on par with the Series A Preferred Stock. As discussed below, the Corporation has deferred the payment of cash dividends on the Series A Preferred Stock for more than six quarterly dividend periods, since November 15, 2010. If the Treasury were to inform the Corporation that it intends to elect Preferred Stock Directors, then the holders of the common stock would not be entitled to vote on the election of those Preferred Stock Directors.

Risks Relating to First United Corporation’s Securities

The shares of common stock, Series A Preferred Stock, and the Warrant are not insured.

The shares of the Corporation’s common stock, including the shares underlying the Warrant, the shares of its Series A Preferred Stock, and the Warrant are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

First United Corporation and the Bank have entered into informal agreements with their regulators that limit their ability to pay dividends and make other distributions on outstanding securities.

The Corporation has entered into an informal agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”) pursuant to which it agreed not to pay dividends on outstanding shares of its common stock or on outstanding shares of its Series A Preferred Stock or make interest payments under the Corporation’s junior subordinated debentures (“TPS Debentures”) underlying the trust preferred securities issued by the Trusts, or take any other action that reduces regulatory capital without the prior approval of the Reserve Bank. The Bank has entered into a similar agreement with the FDIC and the Maryland Commissioner. These agreements give our regulators the ability to prohibit a proposed dividend payment, or any other distribution with respect to outstanding securities, including the repurchase of stock, at a time or times when applicable banking and corporate laws would otherwise permit such a dividend or distribution. There is no requirement that our regulators take consistent approaches when exercising their powers under these agreements. For example, even though the Reserve Bank might approve the payment of a particular dividend, that dividend could be effectively prohibited by the FDIC and/or the Maryland Commissioner if the Corporation intended to fund that dividend through a dividend by the Bank and the FDIC and/or the Maryland Commissioner were to deny the Bank’s dividend request. Similarly, even though the FDIC and the Maryland Commissioner might approve a dividend by the Bank to the Corporation, the Reserve Bank could prevent the Corporation from using that dividend to make a distribution to the holders of its outstanding common stock, Series A Preferred Stock, or outstanding TPS Debentures. These agreements increase the likelihood that we will realize the other risks discussed below related to our ability to pay dividends and make other distributions.

The terms of the Series A Preferred Stock limit First United Corporation’s ability to pay dividends and make other distributions on its common stock, and First United Corporation’s deferral of dividend payments under the Series A Preferred Stock has triggered additional dividend restrictions.

The terms of the Series A Preferred Stock prohibit the Corporation from declaring or paying any dividends or making other distributions on the outstanding shares of its common stock, and from repurchasing, redeeming or otherwise acquiring shares of its common stock, if the Corporation is in arrears on any quarterly cash dividend due on the Series A Preferred Stock. On November 15, 2010, at the request of the Reserve Bank, the Corporation elected to defer regularly scheduled quarterly cash dividend payments under the Series A Preferred Stock, starting with the dividend payment that was due on November 15, 2010. As a result, the Corporation is currently prohibited from declaring or paying dividends on the outstanding shares of its common stock. The Corporation cannot predict when, or if, it will be able to pay accrued and future dividends on the Series A Preferred Stock or, thus, the common stock.

[24]

First United Corporation’s ability to pay dividends on its capital securities is also subject to the terms of the outstanding TPS Debentures, which prohibit First United Corporation from paying dividends during an interest deferral period.

In March 2004, the Corporation issued approximately $30.9 million of TPS Debentures to Trust I and Trust II in connection with the sales by those Trusts of $30.0 in mandatorily redeemable preferred capital securities to third party investors. Between December 2009 and January 2010, the Corporation issued approximately $10.8 million of TPS Debentures to Trust III in connection with the sale by Trust III of approximately $10.5 million in mandatorily redeemable preferred capital securities to third party investors. The terms of the TPS Debentures require the Corporation to make quarterly payments of interest to the Trusts, as the holders of the TPS Debentures, although the Corporation has the right to defer payments of interest for up to 20 consecutive quarterly periods. An election to defer interest payments does not constitute an event of default under the terms of the TPS Debentures. The terms of the TPS Debentures prohibit the Corporation from declaring or paying any dividends or making other distributions on, or from repurchasing, redeeming or otherwise acquiring, any shares of its common stock or shares of its Series A Preferred Stock if the Corporation elects to defer quarterly interest payments under the TPS Debentures. In addition, a deferral election will require the Trusts to likewise defer the payment of quarterly dividends on their related trust preferred securities.

On December 15, 2010, at the request of the Reserve Bank, the Corporation elected to defer regularly scheduled quarterly interest payments under the TPS Debentures, starting with the interest payments due in March 2011, and this deferral required the Trusts to defer regular quarterly dividend payments on their trust preferred securities. In February 2014, the Corporation received approval from the Reserve Bank to terminate that deferral by making the quarterly interest payments due to the Trusts in March 2014. The approval was limited to the March 2014 quarterly interest payments, so the Corporation’s ability to make interest payments in any future quarter will be contingent on its receipt of approval thereof from the Reserve Bank. In addition, it should be noted that the Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may pay dividends only with the prior approval of the FDIC and the Maryland Commissioner. Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the Corporation in an aggregate amount necessary for the Corporation to make the quarterly interest payments due in March 2014, June 2014, September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the dividend. As a result of these limitations, no assurance can be given that the Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. If the Corporation and/or the Bank do not receive the approvals necessary for the Corporation to make any future quarterly interest payment, then Corporation will be required to again elect to defer interest payments, with the result that the Corporation will be prohibited from paying cash dividends on or making other distributions with respect to the shares of its common stock or the shares of its Series A Preferred Stock.

Applicable banking and Maryland laws impose additional restrictions on the ability of First United Corporation and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of First United Corporation and the Bank.

In the past, the Corporation’s ability to pay dividends to shareholders has been largely dependent upon the receipt of dividends from the Bank. Since December 2009, the Corporation had used its cash to pay dividends. In December 2010, however, the Corporation contributed substantially all of its excess cash to the Bank to strengthen the Bank’s capital levels. Accordingly, in the event that the Corporation desires to pay cash dividends on the common stock and/or the Series A Preferred Stock in the future, and assuming such dividends are then permitted under the terms of the Series A Preferred Stock and the TPS Debentures, the Corporation will likely need to rely on dividends from the Bank to pay such dividends, and there can be no guarantee that the Bank will be able to pay such dividends. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Banks that are considered “troubled institution” are prohibited by federal law from paying dividends altogether. Notwithstanding the foregoing, shareholders must understand that the declaration and payment of dividends and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Thus, even at times when the Corporation is not prohibited from paying cash dividends on its capital securities, neither the payment of such dividends nor the amounts thereof can be guaranteed.

[25]

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

The Corporation’s Amended and Restated Articles of Incorporation (the “Charter”) and its Amended and Restated Bylaws, as amended (the “Bylaws”) contain certain provisions designed to enhance the ability of the Corporation’s Board of Directors to deal with attempts to acquire control of the Corporation. First, the Board of Directors is classified into three classes. Directors of each class serve for staggered three-year periods, and no director may be removed except for cause, and then only by the affirmative vote of either a majority of the entire Board of Directors or a majority of the outstanding voting stock. Second, the board has the authority to classify and reclassify unissued shares of stock of any class or series of stock by setting, fixing, eliminating, or altering in any one or more respects the preferences, rights, voting powers, restrictions and qualifications of, dividends on, and redemption, conversion, exchange, and other rights of, such securities. The board could use this authority, along with its authority to authorize the issuance of securities of any class or series, to issue shares having terms favorable to management to a person or persons affiliated with or otherwise friendly to management. In addition, the Bylaws require any shareholder who desires to nominate a director to abide by strict notice requirements.

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

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a shareholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock. Such provisions will also render the removal of the Board of Directors and of management more difficult and, therefore, may serve to perpetuate current management. These provisions could potentially adversely affect the market prices of the Corporation’s securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

This Item 1B is not applicable because the Corporation is a “smaller reporting company”.

ITEM 2.	PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 20 of its banking offices and leases five. The Bank also leases one office that is used for disaster recovery purposes and one specialty office. During the third quarter of 2013, two offices were closed. Total rent expense on the leased offices and properties was $.5 million in 2013.

[26]

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

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 28, 2014, the Corporation had 1,751 shareholders of record. The high and low sales prices for the shares of the Corporation’s common stock for each quarterly period of 2013 and 2012 are set forth below. On March 7, 2014, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $7.99 per share. During 2013 and 2012, the Corporation did not declare any dividends on its common stock.

	High	Low
2013
1st Quarter	$9.00	$6.68
2nd Quarter	8.95	7.15
3rd Quarter	9.35	7.05
4th Quarter	8.92	7.31

2012
1st Quarter	$6.48	$3.16
2nd Quarter	8.60	4.05
3rd Quarter	7.25	4.31
4th Quarter	7.80	6.02

The ability of the Bank to declare dividends is limited by federal and state banking laws and state corporate laws. Subject to the restrictions imposed on the Corporation by these laws and the terms of its other securities, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Prior to November 2010, cash dividends were typically declared on a quarterly basis. Historically, dividends to shareholders were generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. As a result of the Corporation’s deferral of cash dividends under its Series A Preferred Stock in November 2010, the Corporation is currently prohibited from declaring or paying cash dividends on outstanding shares of its common stock. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 21 to the Consolidated Financial Statements, both of which are incorporated herein by reference.

Because of these limitations and the fact that dividends are declared at the discretion of the Board, there can be no assurance that dividends will be declared in any future fiscal quarter. The Corporation intends to periodically evaluate its dividend policy both internally and with the FRB, but it has no present intention of resuming dividend payments on its common stock in the foreseeable future.

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2013.

[27]

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

(Dollars in thousands, except for share data)	2013	2012	2011	2010	2009
Balance Sheet Data
Total Assets	$1,333,503	$1,320,783	$1,390,865	$1,696,445	$1,743,796
Net Loans	796,646	858,782	919,214	987,615	1,101,794
Investment Securities	340,489	227,313	245,023	229,687	273,784
Deposits	977,403	976,884	1,027,784	1,301,646	1,304,166
Long-term Borrowings	182,672	182,735	207,044	243,100	270,544
Shareholders’ Equity	101,340	98,905	96,656	95,640	100,566

Operating Data
Interest Income	$49,914	$53,111	$59,496	$70,747	$85,342
Interest Expense	11,732	13,965	21,206	29,164	32,104
Net Interest Income	38,182	39,146	38,290	41,583	53,238
Provision for Loan Losses	380	9,390	9,157	15,726	15,588
Other Operating Income	13,042	13,630	14,966	15,356	15,390
Net Securities Impairment Losses	0	0	(19)	(8,364)	(26,693)
Net Gains/(Losses) – Other	229	1,708	2,302	(6,014)	411
Other Operating Expense	42,405	39,518	43,410	45,049	46,578
Income/(Loss) Before Taxes	8,668	5,576	2,991	(18,214)	(19,820)
Income Tax expense/(benefit)	2,222	913	(635)	(8,017)	(8,496)
Net Income/(Loss)	$6,446	$4,663	$3,626	$(10,197)	$(11,324)
Accumulated preferred stock dividend and discount accretion	(1,778)	(1,691)	(1,609)	(1,559)	(1,430)
Net income available to/(loss) attributable to common shareholders	$4,668	$2,972	$2,017	$(11,756)	$(12,754)

Per Share Data
Basic and diluted net Income/(Loss) per common share	$0.75	$0.48	$0.33	$(1.91)	$(2.08)
Dividends Paid	0	0	0	0.13	0.80
Book Value	11.49	11.14	10.80	10.68	11.49

Significant Ratios
Return on Average Assets	0.48%	0.34%	0.24%	(0.58)%	(0.67)%
Return on Average Equity	6.45%	4.79%	3.71%	(10.10)%	(11.02)%
Dividend Payout Ratio	0%	0%	0.00%	(7.85)%	(43.21)%
Average Equity to Average Assets	7.49%	7.15%	6.55%	5.73%	6.06%
Total Risk-based Capital Ratio	15.29%	14.13%	13.05%	11.57%	11.20%
Tier I Capital to Risk Weighted Assets	13.65%	12.54%	11.30%	9.74%	9.60%
Tier I Capital to Average Assets	10.97%	10.32%	9.10%	7.34%	8.53%

[28]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2013, which are included in Item 8 of Part II of this annual report.

Overview

First United Corporation is a financial holding company which, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and three Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 25 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income available to common shareholders was $4.7 million for the year ended December 31, 2013, compared to net income available to common shareholders of $3.0 million for the year ended December 31, 2012. Basic and diluted net income per common share for the year ended December 31, 2013 were $.75, compared to basic and diluted net income per common share of $.48 for the year ended December 31, 2012. The increase in net income for 2013 when compared to 2012 was attributable to an $8.0 million increase in net interest income after provision for loan losses driven by reduced charge-off activity. This increase was offset by a decrease in other operating income of $2.1 million primarily attributable to a decline in net gains of $1.5 million and a decrease of $.8 million in bank-owned life insurance (“BOLI”) income driven by a one-time death benefit of $.7 million that was paid in March 2012. The increase was also offset by a $2.9 million increase in other operating expenses, due primarily to a $2.0 million increase in other real estate owned (“OREO”) expenses, and a $1.3 million increase in tax expense. The net interest margin for the year ended December 31, 2013, on a fully tax equivalent (“FTE”) basis, decreased to 3.25% from 3.30% for the year ended December 31, 2012.

The provision for loan losses decreased to $.4 million for the year ended December 31, 2013, compared to $9.4 million for 2012. The lower provision expense in 2013 was primarily due to a $9.0 million loan charge-off on a shared national credit for an ethanol plant in western Pennsylvania, $1.1 million in charge-offs on a participation loan for a hotel located in Hazleton, Pennsylvania, and a $.9 million charge-off on a motel located in Salisbury, Maryland, all during the first quarter of 2012. During 2013, we continued to see a leveling in the credit quality of our loan portfolio as we experienced fewer loan downgrades and delinquency levels have improved. We also recorded a $.8 million recovery on a large commercial real estate credit during the third quarter of 2013. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (“ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other operating income decreased $2.0 million during 2013 when compared to 2012. This decrease was attributable to a decline of $1.5 million in net gains and a decrease of $.8 million in BOLI income due to the one-time death benefit of $.7 million in March 2012.

Operating expenses increased $2.9 million during 2013 when compared to 2012. This increase was due to a $2.1 million increase in OREO expenses primarily due to the increase in the valuation allowance on OREO in order to better position the properties for quicker retail sales. Salaries and benefits increased $.5 million in 2013 when compared to 2012 primarily due to increased 401K expense for a discretionary contribution into the plan as a result of the “soft freeze” on the defined benefit pension plan. Other expenses increased $.3 million in 2013 when compared to the 2012 due to increases in miscellaneous expenses such as legal and professional expenses.

Comparing December 31, 2013 to December 31, 2012, outstanding loans decreased by $64.6 million (7.4%). CRE loans decreased $30.8 million as a result of the payoff of several large loans and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $21.2 million due primarily to $5.0 million of principal amortization and $28.7 million of payoffs, offset by $17.9 million of new loans. Commercial and industrial (“C&I”) loans decreased $9.2 million due primarily to $8.7 million of payoffs and scheduled principal payments. Residential mortgages increased by $4.0 million due to increased production of loans primarily in our 10/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations, although production for these loans slowed during the third and fourth quarters of 2013. The consumer portfolio decreased $7.4 million due primarily to repayment activity in the indirect auto portfolio offsetting new production. At December 31, 2013, approximately 57% of the commercial loan portfolio was collateralized by real estate, compared to 60% at December 31, 2012.

[29]

Interest income on loans in 2013 decreased by $4.5 million (on a FTE basis) when compared to 2012 due to the continued low rate environment and a decline in loan balances during 2013. Interest income on the investment securities increased by $1.1 million (on a FTE basis) due to purchases during 2013. (Additional information on the composition of interest income is available in Table 1 that appears on page 34).

Total deposits increased $.5 million during 2013 when compared to deposits at December 31, 2012. The slight increase in deposits was due to increases of $6.6 million in traditional savings accounts, $9.8 million in interest-bearing demand deposits, $13.1 million in money market accounts and $28.0 million in non-interest bearing demand deposits. These increases were offset by a $19.2 million decrease in time deposits less than $100,000 and a $37.8 million decrease in time deposits greater than $100,000. The decrease in time deposits was a result of management’s plan to reduce cost of funds by changing the mix of the deposit portfolio.

Interest expense decreased $2.2 million in 2013 when compared to 2012. The decline was primarily due to our strategic focus to shift the mix of our portfolio from higher cost certificates of deposit to core deposits during 2013 as discussed above.

Other Operating Income/Other Operating Expense – Other operating income, exclusive of gains, decreased $.6 million during 2013 when compared to 2012. The decrease was due to the reduction in BOLI income due to the one-time death benefit of $.7 million that was received in March 2012. Trust department income increased $.4 million when comparing 2013 to 2012. Trust assets under management were $675 million at December 31, 2013 and $637 million at December 31, 2012.

Net gains of $.2 million were reported through other income during 2013, compared to net gains of $1.7 million during 2012. The reduction in net gains during 2013 was due to reduced gains on sales of investment securities.

Operating expenses increased $2.9 million for the year ended 2013 when compared to the same period of 2012 due to a $2.0 million increase in OREO expenses primarily related to the valuation allowance on OREO properties. Salaries and benefits increased $.5 million in 2013 when compared to 2012 due to increased 401K expense for a discretionary contribution into the plan as a result of the “soft freeze” on the defined benefit pension plan. Other expenses increased $.3 million in 2013 when compared to the 2012 due to increases in miscellaneous expenses such as legal and professional expenses.

Dividends – During 2013, the Corporation did not declare or pay any dividends on the shares of its common stock due to the Board of Directors’ decision in November 2010 to defer quarterly cash dividends on the Series A Preferred Stock. The Board did not declare or pay any dividends on the outstanding shares of Series A Preferred Stock in 2013, but the quarterly dividends that would have been paid had they been declared continue to accrue and must be paid in full before the Corporation may resume the payment of regularly-scheduled quarterly dividends.

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

[30]

Recent Developments

At the request of the Reserve Bank in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014. At the time it makes those quarterly interest payments, the Corporation will be required pursuant to the terms of the TPS Debentures to also pay all unpaid interest that has accrued during the deferral period. In connection with this deferral termination, deferred interest of approximately $1.024 million will be paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million will be paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million will be paid to Trust III on March 15, 2014. This approval was limited to the March 2014 payments, and the payment of quarterly interest due in any subsequent quarter will be contingent on the Corporation’s receipt of approval from the Reserve Bank to make that payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, it should be noted that the Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the FDIC and the Maryland Commissioner. Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the Corporation in an aggregate amount necessary for the Corporation to make the quarterly interest payments due in March 2014, June 2014, September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that the Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that the Corporation and/or the Bank do not receive the approvals necessary for the Corporation to make future quarterly interest payments, the Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

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

Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  We have $11.0 million in recorded goodwill at December 31, 2013 that is related to the acquisition of Huntington National Bank branches that occurred in 2003 that is not subject to periodic amortization.

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

[31]

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

Throughout 2013, consistent with the Corporation’s peer group, the shares of the Corporation’s common stock traded below its book value.  At December 31, 2013, the Corporation’s stock price was below its tangible book value.  Management believed that these circumstances could indicate the possibility of impairment. Accordingly, management consulted a third party valuation specialist to assist it with the determination of the fair value of the Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in the common stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of the Corporation. The income approach is a discounted cash flow analysis that is determined by adding (i) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that the Corporation could generate over the next five years and (ii) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future.  The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

Significant assumptions used in the above methods include:

•	Net income from our forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 10.0% based on the most recently available [third quarter of 2012] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 298 basis points;
•	A price to tangible book multiple of 1.16, which was the average monthly multiple of unassisted national bank and thrift acquisitions in 2013 as provided by Sheshunoff & Co.; and
•	A capitalization rate of 7.0% (discount rate of 10.0% adjusted for a conservative growth rate of 3.0%).

The resulting fair value of the income approach resulted in the fair value of the Corporation exceeding the carrying value by 59%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.54 and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2013 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

Accounting for Income Taxes

We account for income taxes in accordance with ASC Topic 740, “Income Taxes”. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

[32]

We regularly review the carrying amount of our net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of our net deferred tax assets will not be realized in future periods, then a deferred tax valuation allowance must be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Our evaluation is based on current tax laws as well as management’s expectations of future performance.

Management expects that the Corporation’s adherence to the required accounting guidance may result in increased volatility in quarterly and annual effective income tax rates because of changes in judgment or measurement including changes in actual and forecasted income before taxes, tax laws and regulations, and tax planning strategies.

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (Section 320-10-35), management assesses whether (i) we have the intent to sell a security being evaluated and (ii) it is more likely than not that we will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment (“OTTI”) losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the section of the Consolidated Balance Sheet Review entitled “Investment Securities”.

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2013.

[33]

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

The table below summarizes net interest income (on a FTE basis) for the 2013 and 2012.

(Dollars in thousands)	2013	2012
Interest income	$50,893	$54,256
Interest expense	11,732	13,965
Net interest income	$39,161	$40,291

Net interest margin %	3.25%	3.30%

Net interest income on a FTE basis decreased $1.1 million for the year ended December 31, 2013 over the year ended December 31, 2012 due to a $3.4 million (6.2%) decrease in interest income, which was partially offset by a $2.2 million (16.0%) decrease in interest expense. The decrease in net interest income was primarily due to the reduction in the average balances of loans as well as the reduction in the average rate paid on interest earning assets. The slightly lower yield on loans and the reduction in average loan balances contributed to the decline in interest income when comparing 2013 to 2012. The reduction in the average balances on interest-bearing liabilities was also a contributing factor of the decrease in the net interest margin of 5 basis points, as it decreased to 3.25% for the year ended December 31, 2013 from 3.30% for the year ended December 31, 2012.

There was an overall $16.7 million decrease in average interest-earning assets, driven by the $64.2 million reduction in loans offset by the increase of $50.8 million in average investment securities.

Interest expense decreased for the year ended December 31, 2013 when compared to the year ended December 31, 2012 due to an overall reduction in deposit balances and interest rates on deposit products. The average balance of interest-bearing liabilities decreased by $54.0 million when comparing December 31, 2013 to December 31, 2012. During 2013, management continued its strategic focus on shifting the mix of our deposits from higher cost certificates of deposit to core deposit products. The overall effect was a 15 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.29% for the year ended December 31, 2012 to 1.14% for the year ended December 31, 2013.

As shown below, the composition of total interest income between 2013 and 2012 remained constant between interest and fees on loans and investment securities.

	% of Total Interest Income
	2013	2012
Interest and fees on loans	85%	88%
Interest on investment securities	14%	11%
Other	1%	1%

[34]

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2013, 2012 and 2011. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2013, 2012 and 2011. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

[35]

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2013			2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$843,996	$42,292	5.01%	$908,213	$46,742	5.15%	$953,774	$52,343	5.49%
Investment Securities:
Taxable	236,762	5,557	2.35	172,765	4,077	2.36	173,811	4,081	2.35
Non taxable	46,584	2,701	5.80	59,779	3,128	5.23	76,237	4,228	5.55
Total	283,346	8,258	2.91	232,544	7,205	3.10	250,048	8,309	3.32
Federal funds sold	56,363	141	0.25	58,645	138	0.24	109,287	265	0.24
Interest-bearing deposits with other banks	11,845	3	0.03	11,113	4	0.04	19,922	15	0.08
Other interest earning assets	7,995	199	2.49	9,762	167	1.71	11,797	97	0.82
Total earning assets	1,203,545	50,893	4.23%	1,220,277	54,256	4.45%	1,344,828	61,029	4.54%
Allowance for loan losses	(15,862)			(17,379)			(21,495)
Non-earning assets	147,487			157,979			167,896
Total Assets	$1,335,170			$1,360,877			$1,491,229

Liabilities and
Shareholders’ Equity
Interest-bearing demand deposits	$123,711	$159	0.13%	$120,616	$180	0.15%	$98,395	$134	0.14%
Interest-bearing money markets	205,608	464	0.23	203,497	424	0.21	224,303	748	0.33
Savings deposits	112,999	215	0.19	107,964	205	0.19	100,598	277	0.28
Time deposits:
Less than $100k	195,084	2,070	1.06	214,613	2,696	1.26	290,651	5,650	1.94
$100k or more	160,203	2,168	1.35	198,051	3,054	1.54	267,648	5,090	1.90
Short-term borrowings	47,829	62	0.13	38,875	133	0.34	41,780	236	0.56
Long-term borrowings	182,702	6,594	3.61	198,541	7,273	3.66	217,112	9,071	4.18
Total interest-bearing liabilities	1,028,136	11,732	1.14%	1,082,157	13,965	1.29%	1,240,487	21,206	1.71%
Non-interest-bearing deposits	177,936			160,145			135,365
Other liabilities	29,141			21,258			17,662
Shareholders’ Equity	99,957			97,317			97,715
Total Liabilities and Shareholders’ Equity	$1,335,170			$1,360,877			$1,491,229
Net interest income and spread		$39,161	3.09%		$40,291	3.16%		$39,823	2.83%
Net interest margin			3.25%			3.30%			2.96%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 35% for 2013, 2012 and 2011. The FTE adjustments for the years ended December 31, 2013, 2012 and 2011 were $979, $1,145 and $1,533, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2013, 2012 and 2011, which were reported in the average loan balances for these years, were $18,343, $29,208 and $39,806, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[36]

Interest Variance Analysis (1)

Table 2

	2013 Compared to 2012			2012 Compared to 2011
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$(3,218)	$(1,232)	$(4,450)	$(2,345)	$(3,256)	$(5,601)
Taxable Investments	1,502	(22)	1,480	(25)	21	(4)
Non-taxable Investments	(765)	338	(427)	(861)	(239)	(1,100)
Federal funds sold	(6)	9	3	(119)	(8)	(127)
Other interest earning assets	(26)	57	31	(189)	248	59
Total interest income	(2,513)	(850)	(3,363)	(3,539)	(3,234)	(6,773)

Interest Expense:
Interest-bearing demand deposits	4	(25)	(21)	33	13	46
Interest-bearing money markets	5	35	40	(43)	(281)	(324)
Savings deposits	10	0	10	14	(86)	(72)
Time deposits less than $100	(207)	(419)	(626)	(955)	(1,999)	(2,954)
Time deposits $100 or more	(512)	(374)	(886)	(1,073)	(963)	(2,036)
Short-term borrowings	12	(83)	(71)	(10)	(93)	(103)
Long-term borrowings	(572)	(107)	(679)	(680)	(1,118)	(1,798)
Total interest expense	(1,260)	(973)	(2,233)	(2,714)	(4,527)	(7,241)

Net interest income	$(1,253)	$123	$(1,130)	$(825)	$1,293	$468

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.4 million for the year ended 2013, compared to $9.4 million for 2012.  The lower provision expense was primarily due to the significantly lower net charge-offs in 2013 and due to a large recovery on a commercial real estate credit as well as overall lower loan balances. During 2013, we continued to see stabilization in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as stabilization in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains/(losses), and the percentage changes during these years:

(Dollars in thousands)	2013	2012	% Change
Service charges on deposit accounts	$2,615	$2,851	-8.28%
Other service charge income	801	788	1.65%
Debit card income	1,954	2,010	-2.79%
Trust department income	5,007	4,608	8.66%
Bank owned life insurance (BOLI)	1,006	1,778	-43.42%
Brokerage commissions	806	778	3.60%
Other income	853	817	4.41%
Total other operating income	$13,042	$13,630	-4.31%

[37]

Other operating income, exclusive of gains, decreased $.6 million during 2013 when compared to 2012. The decrease was due to the reduction in BOLI income due to the one-time death benefit of $.7 million occurred in March 2012. Trust department income increased $.4 million when comparing 2013 to 2012. Trust assets under management were $675 million at December 31, 2013 and $637 million at December 31, 2012.

Net gains of $.2 million were reported through other income during 2013, compared to net gains of $1.7 million during 2012. The reduction was due to reduced gains on sales of investment securities when comparing 2013 to 2012.

Other Operating Expense

The following table compares the major components of other operating expense for 2013 and 2012:

(Dollars in thousands)	2013	2012	% Change
Salaries and employee benefits	$19,946	$19,481	2.39%
Other expenses	7,383	7,061	4.56%
FDIC premiums	1,875	1,985	-5.54%
Equipment	2,595	2,624	-1.11%
Occupancy	2,628	2,719	-3.35%
Data processing	3,069	2,886	6.34%
Professional services	1,495	1,292	15.71%
Other real estate owned expense	2,909	890	226.85%
Miscellaneous loan fees	505	580	-12.93%
Total other operating expense	$42,405	$39,518	7.31%

Operating expenses increased $2.9 million for the year ended December 31, 2013 when compared to 2012 due to a $2.0 million increase in OREO expenses primarily related to the valuation allowance on OREO properties. Salaries and benefits increased $.5 million in 2013 when compared to 2012 due to increased 401K expense for a discretionary contribution into the plan. Other expenses increased $.3 million in 2013 when compared to the 2012 due to increases in miscellaneous expenses such as legal and professional expenses.

Applicable Income Taxes

Due to improved operating results in 2013, we recognized a tax expense of $2.2 million in 2013, compared to a net tax expense of $.9 million in 2012. See Note 17 to the Consolidated Financial Statements under the heading “Income Taxes” for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.6 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

At December 31, 2013, we had federal net operating losses (“NOLs”) of approximately $9.8 million and West Virginia NOLs of approximately $4.9 million for which deferred tax assets of $3.4 million and $0.2 million, respectively, have been recorded at December 31, 2013.   The federal and West Virginia NOLs were created in 2012 and 2010 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance is not required for 2013 on these NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods. This determination is based primarily on our ability to immediately generate approximately $11.4 million of taxable income through tax planning strategies, irrespective of any additional future operating income. At December 31, 2013, these strategies include the ability to generate approximately $2.1 million in taxable gains through the sale of investment securities, approximately $8.0 million in taxable gains through the sale of BOLI and approximately $1.2 million in taxable gains through the sale of the Bank’s fixed rate mortgage portfolio.

At December 31, 2013, the Corporation had Maryland NOLs of $31.4 million for which a deferred tax asset of $1.6 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs based on the fact that it is more likely than not that this deferred tax asset will not be realized because the Corporation files its own Maryland income tax return, has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire beginning in 2019. The valuation allowance of $1.6 million at December 31, 2013 reflects an increase of $.1 million from the level at December 31, 2012.

[38]

In addition, we have concluded that no valuation allowance is deemed necessary for the Corporation’s remaining federal and state deferred tax assets at December 31, 2013, as it is more likely than not (defined a level of likelihood that is more than 50%) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods. In making this determination, management considered the following:

•	the expected reversal of all but $2.4 million of the total $4.4 million of deferred tax liabilities at December 31, 2013 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2013;
•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $8.5 million and recurring annual decreases in unfavorable permanent items.

We will need to generate future taxable income of between $74 million and $76 million to fully utilize the Maryland net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Our total assets were $1.3 billion at December 31, 2013, representing an increase of $12.7 million (1.0%) from assets at December 31, 2012. The increase resulted from an increase in deposits and net income increasing cash which was then used to purchase investment securities.

The total interest-earning asset mix shifted slightly at December 31, 2013 when compared to 2012. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2013	2012
Cash and cash equivalents	3%	6%
Net loans	60%	65%
Investments	26%	17%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2013	2012
Total deposits	79%	80%
Total borrowings	18%	18%

[39]

Loan Portfolio

The Bank is actively engaged in originating loans to customers primarily in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Berkeley County, Mineral County, and Monongalia County in West Virginia; and the surrounding regions of West Virginia and Pennsylvania. We have policies and procedures designed to mitigate credit risk and to maintain the quality of our loan portfolio. These policies include underwriting standards for new credits as well as continuous monitoring and reporting policies for asset quality and the adequacy of the allowance for loan losses. These policies, coupled with ongoing training efforts, have provided effective checks and balances for the risk associated with the lending process. Lending authority is based on the type of the loan, and the experience of the lending officer.

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

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio for the past five years:

(In millions)	2013	2012	2011	2010	2009
Commercial real estate	$268.0	$298.8	$336.2	$348.6	$326.8
Acquisition and development	107.2	128.4	142.9	156.9	231.7
Commercial and industrial	59.8	69.0	78.7	70.0	81.3
Residential mortgage	350.9	346.9	347.2	356.7	373.2
Consumer	24.3	31.7	33.7	77.6	108.9
Total Loans	$810.2	$874.8	$938.7	$1,009.8	$1,121.9

Comparing December 31, 2013 to December 31, 2012, outstanding loans decreased by $64.6 million (7.4%). CRE loans decreased $30.8 million as a result of the payoff of several large loans and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $21.2 million due primarily to $5.0 million of principal amortization and $28.7 million of payoffs, offset by $17.9 million of new loans. Commercial and industrial (“C&I”) loans decreased $9.2 million due primarily to $8.7 million of payoffs and scheduled principal payments. Residential mortgages increased by $4.0 million due to increased production of loans primarily in our 10/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations, although production for these loans slowed during the third and fourth quarters of 2013. The consumer portfolio decreased $7.4 million due primarily to repayment activity in the indirect auto portfolio offsetting new production.

At December 31, 2013, approximately 57% of the commercial loan portfolio was collateralized by real estate, compared to approximately 60% at December 31, 2012.

Adjustable interest rate loans made up 64% of total loans at December 31, 2013 and 2012. Fixed–interest rate loans made up 36% of the total loan portfolio at December 31, 2013 and 2012.

[40]

Comparing December 31, 2012 to December 31, 2011, outstanding loans decreased by $63.9 million (6.8%). CRE loans decreased $37.4 million as a result of several large loan payoffs, loan charge-offs and ongoing scheduled principal payments. C&I loans decreased $9.7 million due to the single $9.0 million charge-off during the year, and residential mortgages declined $.3 million. A&D loans decreased $14.5 million due to principal repayments and charge-offs. The residential mortgage portfolio remained stable as new production offset regularly scheduled principal payments on and refinancings of existing loans and due to management’s decision to use secondary market outlets such as Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio declined $2.0 million due to repayment activity in the indirect auto portfolio which exceeded new production due to special financing offered by the automotive manufacturers, credit unions and certain large regional banks and management’s decision to de-emphasize this line of business.

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2013:

Maturities of Loan Portfolio at December 31, 2013

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$21,486	$89,441	$157,051	$267,978
Acquisition and Development	39,149	17,243	50,858	107,250
Commercial and Industrial	12,247	23,376	24,165	59,788
Residential Mortgage	9,384	7,392	334,130	350,906
Consumer	4,889	16,519	2,910	24,318
Total Loans	$87,155	$153,971	$569,114	$810,240

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	37,506	107,533	145,475	290,514
Adjustable-Interest Rate Loans	49,649	46,438	423,639	519,726
Total Loans	$87,155	$153,971	$569,114	$810,240

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

[41]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2013	2012	2011	2010	2009
Non-accrual loans:
Commercial real estate	$7,433	$6,194	$10,069	$11,893	$4,046
Acquisition and development	5,632	10,778	14,938	16,269	37,244
Commercial and industrial	191	176	9,364	1,355	0
Residential mortgage	4,126	2,731	3,796	5,236	5,227
Consumer	14	36	21	152	67
Total non-accrual loans	$17,396	$19,915	$38,188	$34,905	$46,584

Accruing Loans Past Due 90 days or more:
Commercial real estate	$65	$0	$0	$0	$0
Acquisition and development	282	200	128	128	0
Commercial and industrial	133	0	0	44	0
Residential mortgage	730	1,888	1,509	2,437	1,483
Consumer	24	58	142	183	287
Total accruing loans past due 90 days or more	$1,234	$2,146	$1,779	$2,792	$1,770

	$18,630	$22,061	$39,967	$37,697	$48,354

Restructured Loans (TDRs):
Performing	$10,567	$12,134	$10,657	$5,506	$22,160
Non-accrual (included above)	7,380	5,540	7,385	9,593	13,321
Total TDRs	$17,947	$17,674	$18,042	$15,099	$35,481

Other Real Estate Owned	$17,031	$17,513	$16,676	$18,072	$7,591

Impaired loans without a valuation allowance	$24,296	$39,361	$41,778	$42,890	$102,553
Impaired loans with a valuation allowance	9,013	8,481	20,048	19,713	28,677
Total impaired loans	$33,309	$47,842	$61,826	$62,603	$131,230
Valuation allowance related to impaired loans	$2,283	$1,632	$3,951	$4,366	$7,624

Non-Accrual Loans as a % of Applicable Portfolio

	2013	2012	2011	2010	2009
Commercial real estate	2.8%	2.1%	3.0%	3.4%	1.2%
Acquisition and development	5.3%	8.4%	10.5%	10.4%	16.1%
Commercial and industrial	0.3%	0.3%	11.9%	1.9%	0.0%
Residential mortgage	1.2%	0.8%	1.1%	1.5%	1.4%
Consumer	0.1%	0.1%	0.1%	0.2%	0.1%

[42]

Interest income not recognized as a result of placing loans on non-accrual status was $.9 million for the year ended December 31, 2013, and there was $2.1 million of interest income recognized on a cash basis during 2013.

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $15.9 million at December 31, 2013 and $28.2 million at December 31, 2012. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $10.7 million during the year ended December 31, 2013. Reductions totaling $13.3 million during 2013 were comprised of the reclassification of a $1.8 million A&D loan out of impaired status due to improved performance, $1.9 million of net principal repayments, $3.2 million of payoffs (primarily from two relationships), the transfer to non-accrual status of $3.2 million in loans to a single relationship, and the transfer to TDR status and partial charge-off of a $3.2 million A&D loan. The reductions were partially offset by the inclusion in performing impaired loans of $2.6 million of residential mortgage TDRs that are no longer required to be reported as TDRs but continue to be reported as impaired. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

[43]

The following table presents the details of TDRs by loan class at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$257	2	$273
All other CRE	2	3,313	5	5,676
Acquisition and development
1-4 family residential construction	1	1,547	1	2,052
All other A&D	7	3,867	4	2,330
Commercial and industrial	2	614	2	557
Residential mortgage
Residential mortgage – term	6	969	4	1,246
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	20	$10,567	18	$12,134

Non-accrual
Commercial real estate
Non owner-occupied	1	$448	1	$448
All other CRE	3	2,217	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	4,075	6	4,600
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	3	640	2	492
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	11	7,380	9	5,540
Total TDRs	31	$17,947	27	$17,674

The level of TDRs increased $.3 million during 2013, reflecting the addition of seven loans totaling $2.1 million to performing TDRs, as well as the re-modification of seven loans totaling $1.4 million already in performing TDRs. During the year, principal payments of $.7 million on performing TDRs and $.2 million on non-performing TDRs were received. Additionally, two non-performing A&D loans totaling $.4 million were transferred to OREO and three CRE loans totaling $2.3 million to one borrower and a $.2 million residential mortgage loan were transferred to non-accrual and are considered payment defaults. One $.5 million loan that had been modified at a market rate prior to December 31, 2012 is no longer reported as a performing TDR because the borrower had made at least six consecutive payments and was current at the time of reclassification.

At December 31, 2013, additional funds of up to $2.0 million were committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million, and interest income recognized on all TDRs was $.6 million in 2013.

[44]

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

The ALL decreased to $13.6 million at December 31, 2013, compared to $16.0 million at December 31, 2012. The provision for loan losses for the year ended December 31, 2013 decreased to $.4 million from $9.4 million for the year ended December 31, 2012. Net charge-offs decreased to $2.8 million for the year ended December 31, 2013, compared to $12.8 million for the year ended December 31, 2012. Included in the net charge-offs for the year ended December 31, 2013 were a $1.8 million partial charge-off on an A&D loan and an $.8 million charge-off of a C&I loan, which were partially offset by an $.8 million partial recovery on a non owner-occupied CRE loan that was repaid during the year. The lower provision expense was primarily due to the lower net charge-offs and the impact of lower loan balances. The ratio of the ALL to loans outstanding as of December 31, 2013 was 1.68%, which was lower than the 1.83% at December 31, 2012 due to the charge-off or removal of specific allocations as a result of changing circumstances.

The ratio of net charge-offs to average loans for the year ended December 31, 2013 was .34%, compared to 1.41% for the year ended December 31, 2012. Relative to December 31, 2012, all segments of loans, with the exception of A&D and consumer loans, showed improvement. The CRE portfolio had an annualized net recovery rate as of December 31, 2013 of .27%, compared to an annualized net charge-off rate of .67% as of December 31, 2012. The annualized net charge-off rate for A&D loans as of December 31, 2013 was 1.78%, compared to an annualized net charge-off rate of .29% as of December 31, 2012. The ratios for C&I loans were 1.53% and 12.10% for December 31, 2013 and December 31, 2012, respectively. The residential mortgage ratios were .08% and .33% for December 31, 2013 and December 31, 2012, respectively, and the consumer loan ratios were .83% and .69% for December 31, 2013 and December 31, 2012, respectively.

Accruing loans past due 30 days or more declined to 2.10% of the loan portfolio at December 31, 2013, compared to 2.39% at December 31, 2012. The decrease for 2013 was primarily due to a decrease in past-due accruing residential mortgage term loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $17.4 million at December 31, 2013, compared to $19.9 million at December 31, 2012. Non-accrual loans which have been subject to a partial charge-off totaled $1.9 million at December 31, 2013, compared to $6.7 million at December 31, 2012.

Management believes that the ALL at December 31, 2013 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The ALL decreased to $16.0 million at December 31, 2012, compared to $19.5 million at December 31, 2011. The provision for loan losses for the year ended December 31, 2012 increased to $9.4 million from $9.2 million for the year ended December 31, 2011. Net charge-offs rose to $12.8 million for the year ended December 31, 2012, compared to $11.8 million for the year ended December 31, 2011. Included in the net charge-offs for the year ended December 31, 2012 were the aforementioned $9.0 million charge-off on a shared national credit for an ethanol plant, a $1.1 million charge-off for a participation loan, and a $.9 million charge-off for a non owner-occupied commercial real estate loan. The increased provision expense was primarily due to these three large charge-offs. The ratio of the ALL to loans outstanding as of December 31, 2012 was 1.83%, which was lower than the 2.08% at December 31, 2011 due to the charge-off of specific allocations as a result of changing circumstances and due to lower loan balances.

[45]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2013	2012	2011	2010	2009
Balance, January 1	$16,047	$19,480	$22,138	$20,090	$14,347
Charge-offs:
Commercial real estate	(233)	(2,289)	(6,886)	(543)	(729)
Acquisition and development	(2,200)	(809)	(3,055)	(9,770)	(3,902)
Commercial and industrial	(1,066)	(9,402)	(840)	(2,225)	(2,246)
Residential mortgage	(485)	(1,314)	(1,664)	(2,008)	(1,495)
Consumer	(590)	(650)	(893)	(1,791)	(2,413)
Total charge-offs	(4,574)	(14,464)	(13,338)	(16,337)	(10,785)
Recoveries:
Commercial real estate	1,004	156	95	94	103
Acquisition and development	100	420	322	1,097	40
Commercial and industrial	79	464	57	538	201
Residential mortgage	199	177	550	391	80
Consumer	359	424	499	539	516
Total recoveries	1,741	1,641	1,523	2,659	940
Net credit losses	(2,833)	(12,823)	(11,815)	(13,678)	(9,845)
Provision for loan losses	380	9,390	9,157	15,726	15,588
Balance at end of period	$13,594	$16,047	$19,480	$22,138	$20,090

Allowance for loan losses to loans outstanding (as %)	1.68%	1.83%	2.08%	2.19%	1.79%
Net charge-offs to average loans outstanding during the period (as %)	0.34%	1.41%	1.24%	1.28%	0.87%

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

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,
(In thousands)	2013	% of Total Loans	2012	% of Total Loans	2011	% of Total Loans	2010	% of Total Loans	2009	% of Total Loans
Commercial real estate	$4,052	33%	$5,206	34%	$6,218	36%	$8,658	35%	$5,351	29%
Acquisition and development	4,172	13%	5,029	15%	7,190	15%	6,345	16%	7,922	21%
Commercial and industrial	766	8%	906	8%	2,190	8%	1,345	7%	1,945	7%
Residential mortgage	4,320	43%	4,507	39%	3,430	37%	4,211	35%	3,061	33%
Consumer	284	3%	399	4%	452	4%	1,579	7%	1,811	10%
Total	$13,594	100%	$16,047	100%	$19,480	100%	$22,138	100%	$20,090	100%

[46]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2013			2012			2011
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. government agencies	$97,242	$92,035	27%	$40,334	$40,320	18%	$25,490	$25,580	11%
Residential mortgage- backed agencies	116,933	112,444	33%	43,596	44,108	20%	43,630	44,552	18%
Commercial mortgage-backed agencies	31,025	29,905	9%	37,330	37,618	17%	48,112	48,277	19%
Collateralized mortgage obligations	30,468	29,390	9%	31,836	31,731	14%	48,120	48,351	20%
Obligations of states and political subdivisions	55,505	55,277	17%	55,212	58,054	26%	65,424	68,816	28%
Collateralized debt obligations	37,146	17,538	5%	36,798	11,442	5%	36,385	9,447	4%
Total available for sale	$368,319	$336,589	100%	$245,106	$223,273	100%	$267,161	$245,023	100%
Securities Held to Maturity:
Obligations of states and political subdivisions	$3,900	$3,590	100%	$4,040	$4,347	10%	$0	$0	0%

Total fair value of investment securities increased $112.6 million during 2013 when compared to the balance at December 31, 2012. At December 31, 2013, the securities classified as available-for-sale included a net unrealized loss of $31.7 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to the CDOs. Two tax increment fund bonds were moved to held to maturity during the first quarter of 2012 reflecting management’s intent to hold the securities until the earlier of their full repayment or maturity.

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

Approximately $319.1 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $12.1 million at December 31, 2013. The remaining $17.5 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $19.6 million in net unrealized losses associated with this portfolio relates to 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $13.0 million represent non-credit related OTTI charges on 13 of the securities, while $6.6 million of unrealized losses relates to five securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

[47]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2013.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	502	470	(32)	C	303,112	19.46%	64,500	(2,590)	-4.02%	7 / 11
Preferred Term Security XI*	B-1	1,332	488	(844)	C	635,775	28.35%	380,605	(106,844)	-28.07%	41 / 60
Preferred Term Security XVI*	C	326	1,104	778	C	606,040	32.36%	359,800	(99,783)	-27.73%	38 / 55
Preferred Term Security XVIII	C	3,045	1,113	(1,932)	C	676,565	27.10%	439,178	(79,136)	-18.02%	50 / 73
Preferred Term Security XVIII*	C	2,151	742	(1,409)	C	676,565	27.10%	439,178	(79,136)	-18.02%	50 / 73
Preferred Term Security XIX*	C	3,069	910	(2,159)	C	700,535	19.65%	472,261	(99,479)	-21.06%	48 / 64
Preferred Term Security XIX*	C	1,330	390	(940)	C	700,535	19.65%	472,261	(99,479)	-21.06%	48 / 64
Preferred Term Security XIX*	C	1,328	390	(938)	C	700,535	19.65%	472,261	(99,479)	-21.06%	48 / 64
Preferred Term Security XIX*	C	2,229	650	(1,579)	C	700,535	19.65%	472,261	(99,479)	-21.06%	48 / 64
Preferred Term Security XXII*	C-1	4,021	2,023	(1,998)	C	1,386,600	23.26%	922,100	(95,753)	-10.38%	64 / 90
Preferred Term Security XXII*	C-1	1,608	809	(799)	C	1,386,600	23.26%	922,100	(95,753)	-10.38%	64 / 90
Preferred Term Security XXIII*	C-1	2,065	917	(1,148)	C	1,467,000	19.70%	903,774	(38,615)	-4.27%	87 / 109
Preferred Term Security XXIII*	D-1	2,369	1,205	(1,164)	C	1,467,000	19.70%	903,774	(153,643)	-17.00%	87 / 109
Preferred Term Security XXIII*	D-1	790	402	(388)	C	1,467,000	19.70%	903,774	(153,643)	-17.00%	87 / 109
Preferred Term Security XXIV*	C-1	981	274	(707)	C	1,050,600	33.08%	634,814	(200,230)	-31.54%	55 / 85
Preferred Term Security I-P-I	B-2	2,000	1,371	(629)	CCC-	351,000	9.26%	156,000	12,328	7.90%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,605	(1,395)	CCC-	325,000	0.00%	191,072	33,772	17.68%	21 / 21
Preferred Term Security I-P-IV	B-1	5,000	2,675	(2,325)	CCC-	325,000	0.00%	191,072	33,772	17.68%	21 / 21

Total Level 3 Securities Available for Sale		37,146	17,538	(19,608)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 0.00% to 33.08% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Topic 320 (ASC Section 320-10-35), management must assess whether (i) we have the intent to sell the security and (ii) it is more likely than not that we will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the security, (d) changes in the rating of a security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

[48]

The market for these securities as of December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced in 2008 first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the continued absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2013, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to assist the Corporation with both the evaluations of OTTI and the fair value determinations for our CDO portfolio. Management believes that there were no material differences in the impairment evaluations and pricing between December 31, 2012 and December 31, 2013.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during 2013.

The risk-based capital regulations require banks to set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of December 31, 2013, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

[49]

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2013 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2013

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$0	$29,656	$47,105	$15,274	$92,035
Residential mortgage-backed agencies	151	2,267	74,022	36,004	112,444
Commercial mortgage-backed agencies	0	10,651	19,254	0	29,905
Collateralized mortgage obligations	2,328	6,897	2,306	17,859	29,390
Obligations of states and political subdivisions	0	0	27,149	28,128	55,277
Collateralized debt obligations	0	0	0	17,538	17,538
Total	$2,479	$49,471	$169,836	$114,803	$336,589

Percentage of total	0.74%	14.70%	50.45%	34.11%	100.00%
Weighted average yield	2.13%	1.62%	3.07%	2.96%	2.81%

Held to Maturity:
Obligations of states and political subdivisions	$0	$0	$0	$3,590	$3,590

Percentage of total	0.00%	0.00%	0.00%	100.00%	100.00%
Weighted average yield	0.00%	0.00%	0.00%	3.60%	3.60%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. At December 31, 2013, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2013, 2012 and 2011:

Deposit Balances

Table 10

		2013			2012			2011
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$189,500	$177,936	0	$161,500	$160,145	0	$149,888	$135,365	0
Interest-bearing deposits:
Demand	129,074	123,711	0.13%	119,306	120,616	0.15%	101,492	98,395	0.14%
Money Market:
Retail	215,842	205,608	0.23%	202,678	203,497	0.21%	219,488	216,390	0.32%
Brokered	0	0	0.00%	0	0	0.00%	0	7,913	0.87%
Savings deposits	116,345	112,999	0.19%	109,740	107,964	0.19%	102,561	100,598	0.28%
Time deposits less than $100K	169,136	195,084	1.06%	188,341	214,613	1.26%	216,324	290,651	1.94%
Time deposits $100K or more:
Retail	151,928	149,285	1.35%	164,085	158,298	1.72%	185,045	171,557	2.32%
Brokered/CDARS	5,578	10,918	0.19%	31,234	39,753	0.84%	52,986	96,091	1.01%
Total Deposits	$977,403	$975,541		$976,884	$1,004,886		$1,027,784	$1,116,960

Total deposits increased $.5 million during 2013 when compared to deposits at December 31, 2012. The increase in deposits was due to increases of $6.6 million in traditional savings accounts, $9.8 million in interest-bearing demand deposits, $13.1 million in money market accounts and $28.0 million in non-interest bearing demand deposits. These increases were offset by a $19.2 million decrease in time deposits less than $100,000 and a $37.8 million decrease in time deposits greater than $100,000. During 2013, we continued our strategic focus on increasing our net interest margin by changing the mix of our deposit base and focusing on customers with full banking relationships.

[50]

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2013
Maturities
3 Months or Less	$18,497
3-6 Months	15,579
6-12 Months	25,873
Over 1 Year	97,557
Total	$157,506

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2013	2012	2011
Securities sold under agreements to repurchase	$43,676	$39,257	$36,868
Total short-term borrowings	$43,676	$39,257	$36,868

Long-term FHLB advances	$135,942	$136,005	$160,314
Junior subordinated debentures	46,730	46,730	46,730
Total long-term borrowings	$182,672	$182,735	$207,044

Total borrowings	$226,348	$221,992	$243,912

Average balance (from Table 1)	$230,531	$237,416	$258,892

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2013	2012	2011

Securities sold under agreements to repurchase:
Outstanding at end of year	$43,676	$39,257	$36,868
Weighted average interest rate at year end	0.14%	0.34%	0.64%
Maximum amount outstanding as of any month end	$61,354	$52,367	$51,403
Average amount outstanding	48,299	38,812	41,728
Approximate weighted average rate during the year	0.13%	0.34%	0.56%

Total borrowings increased by $4.4 million, or 2.0%, in 2013 when compared to 2012, while the average balance of borrowings decreased by $6.9 million during the same period. The increase was due to a $4.4 million increase in our Treasury Management product which was offset slightly by a decrease of $63 thousand in long-term borrowings due to scheduled monthly amortization of long-term advances.

Total borrowings decreased by $21.9 million, or 9%, in 2012 when compared to 2011, while the average balance of borrowings decreased by $21.5 million during the same period. Long-term borrowings decreased $24.3 million during 2012 due to the repayment of $23.5 million in FHLB advances and scheduled monthly amortization of long-term advances. This decrease was offset slightly by a $2.4 million increase in our Treasury Management product.

[51]

Management will continue to closely monitor interest rates within the context of its overall asset-liability management process. See the discussion under the heading “Interest Rate Sensitivity” in this Item 7 for further information on this topic.

As of December 31, 2013, we had additional borrowing capacity with the FHLB totaling $11 million, an additional $25 million of unused lines of credit with various financial institutions, $30 million of an unused secured line of credit with the Federal Reserve Bank and approximately $49 million available through wholesale money market funds. See Note 12 to the Consolidated Financial Statements for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2013, the Bank had $25.0 million available through unsecured lines of credit with correspondent banks, $30.4 million available through a secured line of credit with the Fed Discount Window and approximately $11.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and the Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These regulations are used to evaluate capital adequacy and require an analysis of an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulations require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, the qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of subordinated debt, mandatory convertible debt, the remaining portion of trust issued preferred securities, grandfathered senior debt and the ALL, subject to certain limitations.

Banking organizations are currently required to maintain a minimum 8% (10% for well capitalized banks) total risk-based capital ratio (total qualifying capital divided by risk-weighted assets), including a Tier 1 ratio of 4% (6% for well capitalized banks). The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 4% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities.

At December 31, 2013, the Corporation’s total risk-based capital ratio was 15.29% and the Bank’s total risk-based capital ratio was 16.17%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank for year-end 2012 were 14.13% and 14.63%, respectively. The increase for 2013 was due to a change in composition of risk based assets as well as the increase in net income.

As of December 31, 2013, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements for additional information regarding regulatory capital ratios.

The current capital regime will significantly change when the Basel III Capital Rules are phased in starting on January 1, 2015. These changes are discussed in Item 1 of Part I of this annual report under the heading, “Capital Requirements”.

[52]

In January 2009, pursuant to the Treasury’s TARP CPP, the Corporation sold 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of its common stock, having an exercise price of $13.79 per share, to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 13 to the consolidated financial statements.

The terms of the Series A Preferred Stock call for the payment, if declared by the Corporation’s Board of Directors, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, the Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of December 31, 2013, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. The Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume quarterly cash dividends on the Series A Preferred Stock. The Corporation’s ability to make dividend payments in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the Reserve Bank, the Corporation’s Board of Directors elected to defer quarterly interest payments under its TPS Debentures beginning with the payments that were due in March 2011. As of December 31, 2013, this deferral election remained in effect and cumulative deferred interest was approximately $6.7 million, which has been fully accrued and must be paid in full at the time the deferral is terminated. As discussed above under the heading “Recent Developments”, the Corporation has received approval from the Reserve Bank to terminate that deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all unpaid interest that accrued during the deferral period.

In connection with, and as a result of, the aforementioned deferrals, the Corporation’s Board of Directors voted to suspend the declaration of quarterly cash dividends on the common stock until further notice. The payment of cash dividends on the common stock is at the discretion of the Board of Directors and is dependent on our earnings in future periods. In addition, cash dividends on the common stock may be paid only if all accrued and unpaid interest due under the TPS Debentures and all accrued and unpaid dividends due under the Series A Preferred Stock have been paid in full. There can be no assurance as to if or when the Corporation will resume the payment of cash dividends on the common stock.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

•	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, PNC Financial Services (“PNC”).
•	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.

[53]

•	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
•	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
•	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

During 2013, we continued to shift our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipate a flat to rising rate environment in the future. As of December 31, 2013, we were asset sensitive.

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

[54]

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

Based on the simulation analysis performed at December 31, 2013 and 2012, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2013	2012
+400 basis points	$2,025	$4,041
+300 basis points	$1,806	$4,023
+200 basis points	$1,653	$3,494
+100 basis points	$879	$2,061
-100 basis points	$(2,847)	$(3,763)

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

Impact of Inflation – Our assets and liabilities are primarily monetary in nature, and as such, future changes in prices do not affect the obligations to pay or receive fixed and determinable amounts of money. During inflationary periods, monetary assets lose value in terms of purchasing power and monetary liabilities have corresponding purchasing power gains. The concept of purchasing power is not an adequate indicator of the impact of inflation on financial institutions because it does not incorporate changes in our earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated herein by reference to Item 7 of Part II of this annual report under the heading “Market Risk and Interest Sensitivity”.

[55]

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[56]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries (“Corporation”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Pittsburgh, Pennsylvania

March 10, 2014

[57]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2013	2012

Assets
Cash and due from banks	$32,895	$71,290
Interest bearing deposits in banks	10,168	11,778
Cash and cash equivalents	43,063	83,068
Investment securities – available-for-sale (at fair value)	336,589	223,273
Investment securities – held to maturity (fair value $3,590 at December 31, 2013 and $4,347 at December 31, 2012, respectively)	3,900	4,040
Restricted investment in bank stock, at cost	7,913	8,349
Loans	810,240	874,829
Allowance for loan losses	(13,594)	(16,047)
Net loans	796,646	858,782
Premises and equipment, net	26,905	29,455
Goodwill	11,004	11,004
Bank owned life insurance	32,413	31,407
Deferred tax assets	29,209	28,882
Other real estate owned	17,031	17,513
Accrued interest receivable and other assets	28,830	25,010
Total Assets	$1,333,503	$1,320,783

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$189,500	$161,500
Interest bearing deposits	787,903	815,384
Total deposits	977,403	976,884

Short-term borrowings	43,676	39,257
Long-term borrowings	182,672	182,735
Accrued interest payable and other liabilities	28,412	23,002
Total Liabilities	1,232,163	1,221,878

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2013 and 2012 (discount of $6 and $75, respectively)	29,994	29,925
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,211 shares at December 31, 2013 and 6,199 shares at December 31, 2012	62	62
Surplus	21,661	21,573
Retained earnings	73,836	69,168
Accumulated other comprehensive loss	(24,213)	(21,823)
Total Shareholders’ Equity	101,340	98,905
Total Liabilities and Shareholders’ Equity	$1,333,503	$1,320,783

See notes to consolidated financial statements

[58]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except share and per share amounts)

	Year ended December 31
	2013	2012
Interest income
Interest and fees on loans	$42,258	$46,690
Interest on investment securities
Taxable	5,557	4,307
Exempt from federal income tax	1,756	1,805
Total investment income	7,313	6,112
Other	343	309
Total interest income	49,914	53,111
Interest expense
Interest on deposits	5,076	6,559
Interest on short-term borrowings	62	133
Interest on long-term borrowings	6,594	7,273
Total interest expense	11,732	13,965
Net interest income	38,182	39,146
Provision for loan losses	380	9,390
Net interest income after provision for loan losses	37,802	29,756
Other operating income
Changes in fair value on impaired securities	4,173	850
Portion of gain recognized in other comprehensive
income (before taxes)	(4,173)	(850)
Net securities impairment losses recognized in operations	0	0
Net gains – other	229	1,708
Total net gains	229	1,708
Service charges	3,416	3,639
Trust department	5,007	4,608
Debit card income	1,954	2,010
Bank owned life insurance	1,006	1,778
Brokerage commissions	806	778
Other	853	817
Total other income	13,042	13,630
Total other operating income	13,271	15,338
Other operating expenses
Salaries and employee benefits	19,946	19,481
FDIC premiums	1,875	1,985
Equipment	2,595	2,624
Occupancy	2,628	2,719
Data processing	3,069	2,886
Professional services	1,495	1,292
Other real estate owned expenses	2,909	890
Miscellaneous loan fees	505	580
Other	7,383	7,061
Total other operating expenses	42,405	39,518
Income before income tax expense	8,668	5,576
Applicable income tax expense	2,222	913
Net Income	6,446	4,663
Accumulated preferred stock dividends and discount accretion	(1,778)	(1,691)
Net Income Available to Common Shareholders	$4,668	$2,972
Basic and diluted net income per common share	$0.75	$0.48
Weighted average number of basic and diluted shares outstanding	6,206,819	6,193,774

See notes to consolidated financial statements

[59]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands, except per share data)

	Year Ended
	December 31,
Comprehensive Income/(Loss)	2013	2012
Net Income	$6,446	$4,663

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	2,413	536

Net unrealized losses on all other AFS securities	(8,326)	(333)

Net unrealized gains on cash flow hedges	233	109

Net unrealized gains/(losses) on pension plan liability	3,174	(1,317)

Net unrealized gains on SERP liability	116	144

Other comprehensive loss, net of tax	(2,390)	(861)

Comprehensive income	$4,056	$3,802

See notes to the consolidated financial statements

[60]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

					Accumulated
					Other	Total
	Preferred	Common		Retained	Comprehensive	Shareholders’
	Stock	Stock	Surplus	Earnings	Loss	Equity
Balance at January 1, 2012	$29,860	$62	$21,500	$66,196	$(20,962)	$96,656

Net income				4,663		4,663
Other comprehensive loss					(861)	(861)
Stock based compensation			73			73
Preferred stock discount accretion	65			(65)		0
Preferred stock dividends deferred				(1,626)		(1,626)

Balance at December 31, 2012	29,925	62	21,573	69,168	(21,823)	98,905

Net income				6,446		6,446
Other comprehensive loss					(2,390)	(2,390)
Stock based compensation			88			88
Preferred stock discount accretion	69			(69)		0
Preferred stock dividends deferred				(1,709)		(1,709)

Balance at December 31, 2013	$29,994	$62	$21,661	$73,836	$(24,213)	$101,340

See notes to consolidated financial statements

[61]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31
	2013	2012
Operating activities
Net income	$6,446	$4,663
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	380	9,390
Depreciation	2,043	1,992
Stock compensation	88	73
Gain on sales of Insurance assets	0	(88)
Gain on sales of other real estate owned	(205)	(995)
Write-downs of other real estate owned	3,079	1,489
Gain on loan sales	(176)	(167)
Loss on disposal of fixed assets	25	92
Net amortization of investment securities discounts and premiums	1,561	1,565
Gain on sales of investment securities – available-for-sale	(78)	(1,545)
Amortization of deferred loan fees	(542)	(629)
Decrease in accrued interest receivable and other assets	1,488	1,785
Deferred tax expense	1,288	400
Increase/(decrease) in accrued interest payable and other liabilities	4,285	(1,042)
Earnings on bank owned life insurance	(1,006)	(1,778)
Net cash provided by operating activities	18,676	15,205

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	35,891	70,562
Proceeds from maturities/calls of investment securities held-to-maturity	140	0
Proceeds from sales of investment securities available-for-sale	44,496	46,220
Purchases of investment securities available-for-sale	(205,083)	(98,787)
Proceeds from sales of other real estate owned	4,478	5,982
Proceeds from loan sales	23,100	25,392
Proceeds from disposal of fixed assets	1,423	567
Proceeds from sale of insurance assets	0	3,604
Proceeds from BOLI death benefit	0	1,806
Net decrease in FHLB stock	436	2,377
Net decrease in loans	32,504	19,133
Purchases of premises and equipment	(941)	(1,280)
Net cash (used in)/provided by investing activities	(63,556)	75,576

Financing activities
Net increase/(decrease) in deposits	519	(50,900)
Net increase in short-term borrowings	4,419	2,389
Proceeds from long-term borrowings	0	20,000
Payments on long-term borrowings	(63)	(44,309)
Net cash provided by/ (used in) financing activities	4,875	(72,820)
(Decrease)/increase in cash and cash equivalents	(40,005)	17,961
Cash and cash equivalents at beginning of the year	83,068	65,107
Cash and cash equivalents at end of period	$43,063	$83,068

Supplemental information
Interest paid	$9,500	$12,062
Taxes paid	$1,035	$620
Non-cash investing activities:
Transfers from loans to other real estate owned	$6,870	$7,313
Transfers from securities available for sale to held-to-maturity	$0	$4,040

See notes to consolidated financial statements

[62]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a financial holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Bank provides a complete range of retail and commercial banking services to a customer base serviced by a network of 25 offices and 28 automated teller machines. The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance agency. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership (the “Partnership”) formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. Until March 27, 2013 when he entity was terminated, the Bank also owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest.

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and three counties in West Virginia.

As used in these Notes, unless the context requires otherwise, the terms “the Corporation”, “we”, “us”, “our” and words of similar import refer collectively to the Corporation and its direct and indirect subsidiaries.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2013 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of First United Corporation, the Insurance Group, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC, First OREO Trust and Cumberland Liquidation. All significant inter-company accounts and transactions have been eliminated.

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

[63]

The Corporation accounts for its investment in the Partnership, utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2013, approximately 13%, or $107 million, of total loans were secured by real estate acquisition, construction and development projects, with $96 million performing according to their contractual terms and $11 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $11 million in impaired loans, $5 million were classified as troubled debt restructurings (“TDRs”) performing according to their modified terms, $1 million were classified as performing impaired loans, and $5 million were classified as non-performing loans at December 31, 2013. Additionally, commercial rental properties represent 11% of the total loan portfolio as of December 31, 2013. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

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

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2013.

The Corporation recognizes dividends on a cash basis. For the year ended December 31, 2013, dividends of $199,500 were recognized in earnings. For the year ended December 31, 2012, dividends of $167,000 were recognized in earnings.

[64]

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

The Corporation maintains an allowance for losses on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $49,400 at December 31, 2013 and $44,000 at December 31, 2012.

[65]

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

Income Taxes

First United Corporation and its subsidiaries file a consolidated federal income tax return. Income taxes are accounted for using the asset and liability method. Under the asset and liability method, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities (temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the net liability or asset for deferred taxes adjusted for changes in any deferred tax asset valuation allowance.

ASC Topic 740, Taxes, provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We have not identified any income tax uncertainties.

State corporate income tax returns are filed annually. Federal and state returns may be selected for examination by the Internal Revenue Service and the states where we file, subject to statutes of limitations. At any given point in time, the Corporation may have several years of filed tax returns that may be selected for examination or review by taxing authorities. With few exceptions, we are no longer subject to U.S. Federal, State, and local income tax examinations by tax authorities for years prior to 2010.

Interest and penalties on income taxes are recognized as a component of income tax expense.

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the funded status of the defined benefit pension plan is recognized as an asset, and the supplemental executive retirement plan is recognized as a liability in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Refer to Note 18 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest bearing deposits in banks in the Consolidated Statement of Cash Flows.

[66]

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statement of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and is recorded on an accrual basis.

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at December 31, 2013.

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

The American Recovery and Reinvestment Act (the “Recovery Act”) imposes restrictions on the type and timing of bonuses and incentive compensation that may be accrued for or paid to certain employees of institutions that participated in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) of the Department of the Treasury (“Treasury”). The Recovery Act generally limits bonuses and incentive compensation to grants of long-term restricted stock that, among other requirements, cannot fully vest until the TARP CPP assistance is repaid.

Stock-based awards were made to non-employee directors in 2013 and 2012. Five thousand dollars of their annual retainer is paid in stock. Beginning in 2011, the non-employee directors were given the option to elect to take up to 100% of their annual cash retainer also in stock. The 2013 and 2012 grants totaled 11,304 and 16,526, respectively, of fully-vested shares having a fair market value of $7.96 and $5.14, respectively, per share. Director stock compensation expense was $88,000 for the year ended December 31, 2013 and $73,000 for the year ended December 31, 2012.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2013.

[67]

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which provides amendments and guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. Additional disclosure requirements are applicable to all reporting entities, regardless of whether the election is made. ASU 2014-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. At December 31, 2013, the Corporation has a single investment in a flow-through limited liability entity that invests in an affordable housing project, for which it currently utilizes the effective yield method to account for its investment. The Corporation is evaluating whether to change its method of accounting as permitted by ASU 2014-01, but does not believe that the adoption of ASU 2014-01 will have a material impact on the Corporation’s financial condition and results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified or a retrospective transition method or a prospective transition method. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Corporation is evaluating the provision of ASU 2014-04, but does not believe that the adoption of ASU 2014-04 will have a material impact on the Corporation’s financial condition and results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU is not expected to have a material impact on the Corporation’s financial condition and results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross-reference to the related note to the financial statements for additional information. The Corporation adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Corporation provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Corporation’s consolidated statements of income and condition. See Note 16 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures About Offsetting Assets and Liabilities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial condition as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial condition: (a) derivative financial instruments; (b) repurchase agreements and reverse repurchase agreements; and (c) securities borrowing and securities lending transactions. The Corporation adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impacted the disclosure requirements related to the offsetting of assets and liabilities and information about instruments and transactions eligible for offset in the statement of financial condition, the adoption had no impact on the Corporations’ consolidated statements of income and condition. See Note 26 to the Consolidated Financial Statements for the disclosures required by ASU No. 2011-11 and ASU No. 2013-01.

[68]

2.	Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2013 or December 31, 2012.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013			2012
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$6,446			$4,663
Preferred stock dividends deferred	(1,709)			(1,626)
Discount accretion on preferred stock	(69)			(65)
Net income available to common shareholders	$4,668	6,207	$0.75	$2,972	6,194	$0.48

3.	Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2013 and 2012:

	For the year ended
	December 31,
(in thousands)	2013	2012
Net gains – other:
Available-for-sale securities:
Realized gains	$447	$1,740
Realized losses	(369)	(195)
Gain on sale of consumer loans	176	167
Gain on sale of insurance assets	0	88
Loss on disposal of fixed assets	(25)	(92)
Net gains – other	229	1,708
Net gains	$229	$1,708

4.	Regulatory Capital Requirements

The Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and monitored by federal banking regulators and are based the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust issued preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust issued preferred securities, and grandfathered senior debt, plus the ALL, subject to certain limitations.

[69]

Under the current risk-based capital regulations, banking organizations are required to maintain a minimum total risk-based capital ratio (total qualifying capital divided by risk-weighted assets) of 8% (10% for well capitalized banks), including a Tier 1 ratio of at least 4% (6% for well capitalized banks). The risk-based capital rules have been further supplemented by a leverage ratio, defined as Tier I capital divided by average assets, after certain adjustments. The minimum leverage ratio is 4% (5% for well capitalized banks) for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate risk exposure), excellent asset quality, high liquidity and good earnings, and between 4% and 5% for other institutions depending on their particular condition and growth plans. Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to risk-weighted assets)
Consolidated	$160,799	15.29%	$84,154	8.00%	$105,193	10.00%
First United Bank & Trust	169,090	16.17%	83,655	8.00%	104,569	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	143,579	13.65%	42,077	4.00%	63,116	6.00%
First United Bank & Trust	155,664	14.89%	41,828	4.00%	62,741	6.00%
Tier 1 Capital (to average assets)
Consolidated	143,579	10.97%	52,365	4.00%	65,456	5.00%
First United Bank & Trust	155,664	11.93%	52,178	4.00%	65,223	5.00%

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total Capital (to risk-weighted assets)
Consolidated	$155,560	14.13%	$88,052	8.00%	$110,065	10.00%
First United Bank & Trust	160,381	14.63%	87,702	8.00%	109,627	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	138,011	12.54%	44,026	4.00%	66,039	6.00%
First United Bank & Trust	146,360	13.35%	43,851	4.00%	65,776	6.00%
Tier 1 Capital (to average assets)
Consolidated	138,011	10.32%	53,499	4.00%	66,874	5.00%
First United Bank & Trust	146,360	10.98%	53,326	4.00%	66,657	5.00%

As of December 31, 2013 and 2012, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at December 31, 2013 when compared to December 31, 2012. The increase was due to the increase in net income for the year ending 2013.

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

[70]

The rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules will be: (a) a new common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (increased from 4%); (c) a total capital ratio of 8% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Corporation and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. The Corporation and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. Additionally, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

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

In January 2009, pursuant to the TARP CPP, First United Corporation sold 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of its common stock, having an exercise price of $13.79 per share, to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 13 to the consolidated financial statements.

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of December 31, 2013, this deferral election remained in effect and dividends of $.4 million per quarterly dividend period continue to accrue. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. Management cannot predict whether or when the Board of Directors will resume quarterly cash dividends on the Series A Preferred Stock. First United Corporation’s ability to make dividend payments in the future is subject to regulatory approval and will depend primarily on our earnings in future periods.

[71]

In December 2010, also at the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payments that were due in March 2011. As of December 31, 2013, this deferral election remained in effect and cumulative deferred interest was approximately $6.7 million, which has been fully accrued and must be paid in full when the Board of Directors elects to terminate the deferral. See Note 13 for further information about the TPS Debentures and the deferral of quarterly interest payments.

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

	December 31,	December 31,
(in thousands)	2013	2012
Cash and due from banks, weighted average interest rate of 0.20% (at December 31, 2013)	$32,895	$71,290

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2013 and 2012, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), M&T Bank (“M&T”), and CBB.

	December 31,	December 31,
(in thousands)	2013	2012
FHLB daily investments, interest rate of 0.005% (at December 31, 2013)	$1,677	$3,306
FTN daily investments, interest rate of 0.07% (at December 31, 2013)	1,350	1,350
M&T daily investments, interest rate of 0.22% (at December 31, 2013)	6,051	6,037
CBB Fed Funds sold, interest rate of 0.22% (at December 31, 2013)	1,090	1,085
	$10,168	$11,778

[72]

6.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2013 and 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCL
December 31, 2013
Available for Sale:
U.S. government agencies	$97,242	$14	$5,221	$92,035	$0
Residential mortgage-backed agencies	116,933	334	4,823	112,444	0
Commercial mortgage-backed agencies	31,025	14	1,134	29,905	0
Collateralized mortgage obligations	30,468	84	1,162	29,390	0
Obligations of states and political subdivisions	55,505	895	1,123	55,277	0
Collateralized debt obligations	37,146	778	20,386	17,538	12,703
Total available for sale	$368,319	$2,119	$33,849	$336,589	$12,703
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$249	$559	$3,590	$0

December 31, 2012
Available for Sale:
U.S. government agencies	$40,334	$97	$111	$40,320	$0
Residential mortgage-backed agencies	43,596	703	191	44,108	0
Commercial mortgage-backed agencies	37,330	288	0	37,618	0
Collateralized mortgage obligations	31,836	188	293	31,731	0
Obligations of states and political subdivisions	55,212	2,842	0	58,054	0
Collateralized debt obligations	36,798	0	25,356	11,442	16,876
Total available for sale	$245,106	$4,118	$25,951	$223,273	$16,876
Held to Maturity:
Obligations of states and political subdivisions	$4,040	$542	$235	$4,347	$0

Proceeds from sales of available-for-sale securities and the realized gains and losses are as follows:

(in thousands)	2013	2012
Proceeds	$44,496	$46,220
Realized gains	447	1,740
Realized losses	369	195

[73]

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2013 and 2012:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
December 31, 2013
Available for Sale:
U.S. government agencies	$62,962	$3,154	$13,996	$2,067
Residential mortgage-backed agencies	60,781	1,801	46,570	3,022
Commercial mortgage-backed agencies	21,889	1,134	0	0
Collateralized mortgage obligations	21,201	1,149	3,051	13
Obligations of states and political subdivisions	15,422	1,123	0	0
Collateralized debt obligations	0	0	16,434	20,386
Totals	$182,255	$8,361	$80,051	$25,488
Held to Maturity:
Obligations of states and political subdivisions	$0	$0	$2,301	$559

December 31, 2012
Available for Sale:
U.S. government agencies	$18,220	$111	$0	$0
Residential mortgage-backed agencies	22,407	191	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	16,576	293	450	0	*
Obligations of states and political subdivisions	0	0	0	0
Collateralized debt obligations	0	0	11,442	25,356
Totals	$57,203	$595	$11,892	$25,356
Held to Maturity:
Obligations of states and political subdivisions	$2,765	$235	$0	$0

* - De Minimus

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320 (ASC Section 320-10-35), management assesses whether (i) the Corporation has the intent to sell a security being evaluated and (ii) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35).

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO “) portfolio consisting of pooled trust preferred securities. Based on management’s review of the third party evaluations, management believes that there were no material differences in the valuations between December 31, 2013 and December 31, 2012.

U.S. Government Agencies - Ten U.S. government agencies have been in a slight unrealized loss position for less than 12 months as of December 31, 2013. There were two agency securities for which the cost has been less than market value for a period longer than 12 months. These securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI existed at December 31, 2013.

[74]

Residential Mortgage-Backed Agencies - Seventeen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of December 31, 2013. Six residential mortgage-backed agencies have been in an unrealized loss position for a period of 12 months or longer. All of these securities are of the highest investment grade and the Corporation does not intend to sell them, nor is it more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Therefore, no OTTI existed at December 31, 2013.

Commercial Mortgage-Backed Agencies - Eleven commercial mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of December 31, 2013. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Collateralized Mortgage Obligations – One collateralized mortgage obligation security at December 31, 2013 has been in an unrealized loss position for 12 months or more. Four collateralized mortgage obligation securities have been in a slight unrealized loss position for less than 12 months as of December 31, 2013. The Corporation does not intend to sell these securities and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Obligations of State and Political Subdivisions – At December 31, 2013, there were seven municipal bonds that were impaired for a period of less than twelve months. The Corporation owns two tax increment fund bonds in the held to maturity portfolio. One of these bonds has been in an unrealized loss position for a period greater than 12 months. This bond is not rated by the rating agencies and was underwritten by the Corporation prior to purchase and is periodically reviewed for credit quality. Therefore, management does not consider this investment to be other-than-temporarily impaired at December 31, 2013.

Collateralized Debt Obligations - The $20.4 million in unrealized losses greater than 12 months at December 31, 2013 relates to 17 pooled trust preferred securities that comprise the CDO portfolio. See Note 24 for a discussion of the methodology used by management to determine the fair values of these securities. The Corporation did not record any credit-related non-cash OTTI charges for the years ended December 31, 2013 or 2012. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of Topic 320 (ASC Section 320-10-35), management must assess whether (i) we have the intent to sell the security and (ii) it is more likely than not that we will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the security, (d) changes in the rating of a security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced in 2008 first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the continued absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2013, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[75]

Management utilizes an independent third party to assist the Corporation with both the evaluations of OTTI and the fair value determinations for our CDO portfolio. Management believes that there were no material differences in the impairment evaluations and pricing between December 31, 2012 and December 31, 2013.

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

On December 10, 2013, to implement Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Department of the Treasury, the Federal Deposit Insurance Exchange Commission (the “SEC”) adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (i) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (ii) a commodity pool with certain characteristics, and/or (iii) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

On January 14, 2014, the five regulatory agencies changed provisions of the Volcker Rule and published a list of CDOs that were exempt under the rule. After our review of the exempt list, management identified 15 of our 18 holdings that were exempt from the rule.

The 3 remaining holdings owned that were not included on the exempt list were invested in I-Preferred Term Securities I and I-Preferred Term Securities IV. The underlying issuers of these bonds were primarily insurance companies and not financial institutions. Since these securities were not included on the published list of exempt CDOs, management needed to determine whether or not these holdings constitute an “ownership interest” as defined above. To make this determination, management conducted a thorough review of the Indentures and Offering Memorandums for each of these bonds.

The bonds do not represent an equity or partnership interest. Under the Volcker Rule, an interest will be an “other similar interest” if it exhibits any of the following characteristics on a current, future, or contingent basis:

1.	It has the right to participate in the selection or removal of a general partner, managing member, member of the board of directors or trustees, investment manager, investment adviser, or commodity trading advisor of the covered fund;

2.	It has the right under the terms of the interest to receive a share of the income, gains or profits of the covered fund, regardless of whether the right is pro rata with other owners or holders of interests;

3.	It has the right to receive the underlying assets of the covered fund after all other interests have been redeemed and/or paid in full, excluding the rights of a creditor to exercise remedies upon the occurrence of an event of default or an acceleration event;

4.	It has the right to receive all or a portion of excess spread;

5.	Its terms provide that the amounts payable by the covered fund with respect to the interest could be reduced based on losses arising from the underlying assets of the covered fund;

6.	It receives income on a pass-through basis from the covered fund, or has a rate of return that is determined by reference to the performance of the underlying assets of the covered fund; or

7.	It is any synthetic right to have, receive or be allocated any of the rights above.

Based upon review of the legal documents for I-Preferred Term Securities I and I-Preferred Term Securities IV, neither of these bonds exhibit any of these characteristics and accordingly, do not meet the definition of an “ownership interest” as defined in the Volcker Rule.

In conclusion, as of December 31, 2013 all CDO securities owned by the Company are not subject to application of the Volcker Rule and therefore reaffirm our intent of the ability to hold.

[76]

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold:

	For the year ended
(in thousands)	December 31, 2013	December 31, 2012
Balance of credit-related OTTI at January 1	$13,959	$14,424
Reduction for increases in cash flows expected to be collected	(537)	(465)
Balance of credit-related OTTI at December 31	$13,422	$13,959

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2013 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due after one year through five years	$30,034	$29,656
Due after five years through ten years	76,128	74,254
Due after ten years	83,731	60,940
	189,893	164,850
Residential mortgage-backed agencies	116,933	112,444
Commercial mortgage-backed agencies	31,025	29,905
Collateralized mortgage obligations	30,468	29,390
	$368,319	$336,589
Held to Maturity:
Due after ten years	$3,900	$3,590

At December 31, 2013 and 2012, investment securities with a fair value of $175 million and $157 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

[77]

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2013 and December 31, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2013
Total loans	$267,978	$107,250	$59,788	$350,906	$24,318	$810,240
Individually evaluated for impairment	$11,740	$11,703	$2,299	$7,546	$21	$33,309
Collectively evaluated for impairment	$256,238	$95,547	$57,489	$343,360	$24,297	$776,931

December 31, 2012
Total loans	$298,851	$128,391	$69,013	$346,919	$31,655	$874,829
Individually evaluated for impairment	$15,941	$24,112	$3,449	$4,304	$36	$47,842
Collectively evaluated for impairment	$282,910	$104,279	$65,564	$342,615	$31,619	$826,987

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

(in thousands)	2013
Balance at January 1	$11,731
Loans or advances	690
Repayments	(2,550)
Balance at December 31	$9,871

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

[78]

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2013 and 2012:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2013
Commercial real estate
Non owner-occupied	$103,556	$9,243	$24,745	$137,544
All other CRE	100,461	8,479	21,494	130,434
Acquisition and development
1-4 family residential construction	8,764	0	4,497	13,261
All other A&D	73,198	1,787	19,004	93,989
Commercial and industrial	55,768	140	3,880	59,788
Residential mortgage
Residential mortgage - term	261,735	752	11,980	274,467
Residential mortgage – home equity	73,901	628	1,910	76,439
Consumer	24,143	5	170	24,318
Total	$701,526	$21,034	$87,680	$810,240

December 31, 2012
Commercial real estate
Non owner-occupied	$126,230	$6,464	$18,840	$151,534
All other CRE	110,365	9,072	27,880	147,317
Acquisition and development
1-4 family residential construction	9,284	1,101	5,967	16,352
All other A&D	79,136	1,073	31,830	112,039
Commercial and industrial	60,234	2,029	6,750	69,013
Residential mortgage
Residential mortgage - term	255,993	751	11,885	268,629
Residential mortgage – home equity	75,935	195	2,160	78,290
Consumer	31,376	22	257	31,655
Total	$748,553	$20,707	$105,569	$874,829

[79]

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of December 31, 2013 and December 31, 2012:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2013
Commercial real estate
Non owner-occupied	$136,462	$191	$145	$65	$401	$681	$137,544
All other CRE	121,985	1,490	207	0	1,697	6,752	130,434
Acquisition and development
1-4 family residential construction	12,018	0	139	0	139	1,104	13,261
All other A&D	88,071	1,075	33	282	1,390	4,528	93,989
Commercial and industrial	59,320	87	57	133	277	191	59,788
Residential mortgage
Residential mortgage - term	259,239	8,258	2,541	634	11,433	3,795	274,467
Residential mortgage – home equity	74,917	656	439	96	1,191	331	76,439
Consumer	23,802	350	128	24	502	14	24,318
Total	$775,814	$12,107	$3,689	$1,234	$17,030	$17,396	$810,240
December 31, 2012
Commercial real estate
Non owner-occupied	$146,796	$321	$64	$0	$385	$4,353	$151,534
All other CRE	143,108	2,368	0	0	2,368	1,841	147,317
Acquisition and development
1-4 family residential construction	16,280	61	0	0	61	11	16,352
All other A&D	100,232	619	221	200	1,040	10,767	112,039
Commercial and industrial	68,228	580	29	0	609	176	69,013
Residential mortgage
Residential mortgage - term	251,673	7,446	5,244	1,639	14,329	2,627	268,629
Residential mortgage – home equity	77,224	583	130	249	962	104	78,290
Consumer	30,434	800	327	58	1,185	36	31,655
Total	$833,975	$12,778	$6,015	$2,146	$20,939	$19,915	$874,829

Non-accrual loans which have been subject to a partial charge-off totaled $1.9 million as of December 31, 2013, compared to $6.7 million as of December 31, 2012.

The ALL is maintained to absorb losses from the loan portfolio. The ALL is based on management’s continuing evaluation of the risk characteristics and credit quality of the loan portfolio, assessment of current economic conditions, diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience, and the amount of non-performing loans.

[80]

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

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013 and December 31, 2012.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2013
Total ALL	$4,052	$4,172	$766	$4,320	$284	$13,594
Individually evaluated for impairment	$236	$1,967	$0	$80	$0	$2,283
Collectively evaluated for impairment	$3,816	$2,205	$766	$4,240	$284	$11,311

December 31, 2012
Total ALL	$5,206	$5,029	$906	$4,507	$399	$16,047
Individually evaluated for impairment	$126	$1,506	$0	$0	$0	$1,632
Collectively evaluated for impairment	$5,080	$3,523	$906	$4,507	$399	$14,415

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

[81]

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2013 and December 31, 2012:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2013
Commercial real estate
Non owner-occupied	$257	$59	$922	$1,179	$1,191
All other CRE	1,080	177	9,481	10,561	10,689
Acquisition and development
1-4 family residential construction	2,651	634	7	2,658	2,704
All other A&D	4,037	1,333	5,008	9,045	13,394
Commercial and industrial	0	0	2,299	2,299	2,299
Residential mortgage
Residential mortgage - term	988	80	5,979	6,967	7,372
Residential mortgage – home equity	0	0	579	579	579
Consumer	0	0	21	21	21
Total impaired loans	$9,013	$2,283	$24,296	$33,309	$38,249

December 31, 2012
Commercial real estate
Non owner-occupied	$0	$0	$5,309	$5,309	$7,929
All other CRE	1,019	126	9,613	10,632	10,785
Acquisition and development
1-4 family residential construction	2,052	471	10	2,062	2,062
All other A&D	5,410	1,035	16,640	22,050	26,232
Commercial and industrial	0	0	3,449	3,449	3,449
Residential mortgage
Residential mortgage - term	0	0	3,755	3,755	4,086
Residential mortgage – home equity	0	0	549	549	549
Consumer	0	0	36	36	36
Total impaired loans	$8,481	$1,632	$39,361	$47,842	$55,128

Loans that are collectively evaluated for impairment are analyzed with general allowances being made as appropriate. For general allowances, historical loss trends are used in the estimation of losses in the current portfolio. These historical loss amounts are modified by other qualitative factors.

[82]

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

Activity in the ALL is presented for the years ended December 31, 2013 and December 31, 2012:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	(233)	(2,200)	(1,066)	(485)	(590)	(4,574)
Recoveries	1,004	100	79	199	359	1,741
Provision	(1,925)	1,243	847	99	116	380
ALL balance at December 31, 2013	$4,052	$4,172	$766	$4,320	$284	$13,594

ALL balance at January 1, 2012	$6,218	$7,190	$2,190	$3,430	$452	$19,480
Charge-offs	(2,289)	(809)	(9,402)	(1,314)	(650)	(14,464)
Recoveries	156	420	464	177	424	1,641
Provision	1,121	(1,772)	7,654	2,214	173	9,390
ALL balance at December 31,2012	$5,206	$5,029	$906	$4,507	$399	$16,047

[83]

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

The following table presents the average recorded investment in impaired loans and related interest income recognized for the periods indicated:

	December 31, 2013			December 31, 2012
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$3,564	$39	$1,454	$7,237	$34	$0
All other CRE	10,670	314	46	9,385	318	49
Acquisition and development
1-4 family residential construction	2,958	77	0	2,248	87	0
All other A&D	16,700	494	575	24,018	481	0
Commercial and industrial	2,735	112	0	5,747	150	0
Residential mortgage
Residential mortgage - term	5,245	102	11	4,755	117	38
Residential mortgage – home equity	559	22	1	828	17	7
Consumer	64	0	0	46	0	0
Total	$42,495	$1,160	$2,087	$54,264	$1,204	$94

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status or to foreclosure. A loan may be removed from being reported as aTDR in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months.

The volume, type and performance of TDR activity is considered in the assessment of the local economic trend qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

[84]

There were 31 loans totaling $17.9 million and 27 loans totaling $17.7 million that were classified as TDRs at December 31, 2013 and December 31, 2012, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)		(1)		(1)		(2)
For the year ended December 31, 2013
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	2	268	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	1	1,381
Commercial and industrial	0	0	5	669	0	0
Residential mortgage
Residential mortgage – term	4	437	2	636	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total (3)	4	$437	9	$1,573	1	$1,381

For the year ended December 31, 2012
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	1	3,110	0	0	4	2,634
Acquisition and development
1-4 family residential construction	0	0	0	0	1	2,125
All other A&D	0	0	1	134	1	1,889
Commercial and industrial	0	0	0	0	1	247
Residential mortgage
Residential mortgage – term	2	584	2	765	1	284
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total (3)	3	$3,694	3	$899	8	$7,179

Notes:

(1)	The post-modification recorded investment balances were the same as the pre-modification recorded investment balances, as there were no charge-offs as a result of any of the restructurings.
(2)	A charge-off of $1.8 million was taken in connection with the modification of this loan in 2013.
(3)	Includes 5 existing TDRs totaling $7.5 million that were restructured in 2012 and 7 existing TDRs totaling $1.3 million that were restructured in 2013 with new terms providing a concession.

During 2013, there were seven new TDRs. In addition, seven existing TDRs which had reached their previous modification maturity were re-modified. A $14,292 reduction of the ALL resulted from the movement of six of the loans being evaluated collectively for impairment to being evaluated individually for impairment. The seventh loan modified in 2013 was impaired at the time of modification and there was a $1.8 million charge-off related to the transfer of the loan. During 2012, there were 14 new TDRs. A $55,000 reduction of the ALL resulted from the movement of eight of the loans being evaluated collectively for impairment to being evaluated individually for impairment. The remaining six new TDRs during 2012 were impaired at the time of modification, resulting in no impact to the recorded investment or to the ALL as a result of the modifications.

[85]

During the year ended December 31, 2013, activity relating to payment defaults included three non-owner occupied CRE loans totaling $2.2 million to the same borrower that were transferred to non-accrual in the third quarter of 2013 and two non-performing A&D loans totaling $.4 million that were transferred to other real estate owned (“OREO”) in the second quarter of 2013. There were no receivables modified in 2012 as TDRs within the previous 12 months for which there was a payment default during the periods indicated.

At December 31, 2013 and 2012, additional funds of up to $2.0 million and $2.1 million, respectively, were committed to be advanced in connection with TDRs.

8.	Other Real Estate Owned

The following table presents the components of OREO as of December 31, 2013 and 2012:

(in thousands)	2013	2012
Commercial real estate	$5,306	$5,559
Acquisition and development	10,509	9,831
Residential mortgage	1,216	2,123
Total OREO	$17,031	$17,513

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2013 and 2012:

(in thousands)	2013	2012
Balance January 1	$2,766	$1,745
Fair value write-down	3,079	1,489
Sales of OREO	(1,798)	(468)
Balance December 31	$4,047	$2,766

The following table presents the components of OREO expenses, net for the years ended December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Gains on real estate, net	$(205)	$(995)
Fair value write-down	3,079	1,489
Expenses, net	665	914
Rental and other income	(630)	(518)
Total OREO expenses, net	$2,909	$890

9.	Premises and Equipment

The composition of premises and equipment at December 31 is as follows:

(in thousands)	2013	2012
Land	$7,304	$8,725
Land Improvements	1,174	1,168
Premises	25,183	25,247
Furniture and Equipment	17,333	17,380
Capital Lease	534	535
	51,528	53,055
Less accumulated depreciation	(24,623)	(23,600)
Total	$26,905	$29,455

The Corporation recorded depreciation expense of $2.0 million in 2013 and 2012.

[86]

Pursuant to the terms of noncancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2013, future minimum rent commitments under these leases for future years are as follows: (i) $3.4 million for 2014; (ii) $2.7 million for 2015; (iii) $2.7 million for 2016; (iv) $2.7 million for 2017; (v) $1.6 million for 2018; and (vi) $5.2 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total building and land rental expense amounted to $.5 million in 2013 and 2012.

10.	Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2013 is primarily related to the acquisition of Huntington National Bank branches that occurred in 2003 that is not subject to periodic amortization.

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

Throughout 2013, consistent with First United Corporation’s peer group, the shares of First United Corporation common stock traded below its book value.  At December 31, 2013, First United Corporation’s stock price was below its tangible book value.

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

Significant assumptions used in the above methods include:

•	Net income from our forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 10.0% based on the most recently available [third quarter of 2012] Cost of Capital Report from Morningstar/Ibbotson Associates for the Commercial Banking Sector adjusted for a size and risk premium of 298 basis points;
•	A price to tangible book multiple of 1.16, which was the average monthly multiple of unassisted national bank and thrift acquisitions in 2013 as provided by Sheshunoff & Co.; and
•	A capitalization rate of 7.0% (discount rate of 10.0% adjusted for a conservative growth rate of 3.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 59%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.54 and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2013 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

[87]

The significant components of goodwill at December 31 are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill:
December 31, 2013	$14,812	$(3,808)	$11,004

December 31, 2012	$14,812	$(3,808)	$11,004

11.	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $157.5 million and $195.3 million at December 31, 2013 and 2012, respectively. At December 31, 2013, $.3 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2013 (in thousands):

2014	$121,092
2015	70,016
2016	65,325
2017	27,530
2018	42,590
Thereafter	89

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2013, executive officers and directors had approximately $16.2 million in deposits with the Bank.

12.	Borrowed Funds

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2013	2012
Securities sold under agreements to repurchase:
Outstanding at end of year	$43,676	$39,257
Weighted average interest rate at year end	0.14%	0.34%
Maximum amount outstanding as of any month end	$61,354	$52,367
Average amount outstanding	$47,777	$38,812
Approximate weighted average rate during the year	0.13%	0.34%

At December 31, 2013, the repurchase agreements were secured by $64.2 million in available-for-sale investment securities.

[88]

The following is a summary of long-term borrowings at December 31 with original maturities exceeding one year:

(In thousands)	2013	2012
FHLB advances, bearing fixed interest rates ranging from 1.00% to 3.69% at December 31, 2013	$135,942	$136,005
Junior subordinated debt, bearing variable interest rates ranging from 2.09% to 2.99% at December 31, 2013	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2013	10,801	10,801
Total long-term debt	$182,672	$182,735

At December 31, 2013, the long-term FHLB advances were secured by $158.6 million in loans and $1.5 million in investment securities.

The contractual maturities of long-term borrowings are as follows:

	December 31,
	2013
	Fixed	Floating		2012
(in thousands)	Rate	Rate	Total	Total
Due in 2013	$0	$0	$0	$0
Due in 2014	0	0	0	0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Thereafter	46,743	30,929	77,672	77,735
Total long-term debt	$146,743	$35,929	$182,672	$182,735

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2013, the available line of credit equaled $385 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$131,941
Commercial loans	3,194
Multi-family loans	64
Home equity loans	23,377
Investment securities	1,544
$160,120

At December 31, 2013, $11.2 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $25 million with various financial institutions and a $30 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2013, there were no borrowings under these credit facilities. In addition, there was approximately $49 million of available funding through brokered money market funds at December 31, 2013.

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

[89]

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.99% at December 31, 2013), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.99% at December 31, 2013) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.09% at December 31, 2013). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under its TPS Debentures beginning with the payment that was due in March 2011. As of December 31, 2013, this deferral election remained in effect and accumulated deferred interest in the amount of $6.7 million has been accrued and are reflected in the consolidated financial statements. All accumulated deferred interest must be paid in full when the Board of Directors elects to terminate the deferral of interest payments.

In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014. This approval was limited to the March 2014 payments, and the payment of quarterly interest due in any subsequent quarter will be contingent on First United Corporation’s receipt of approval from the Reserve Bank to make that payment, which will depend on, among other factors, our earnings in future periods. In addition, it should be noted that First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Department of Labor, Licensing & Regulation – Office of the Commissioner of Financial Regulation (the “Maryland Commissioner”). Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to First United Corporation in an aggregate amount necessary for First United Corporation to make the quarterly interest payments due in March 2014, June 2014, September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. If First United Corporation and/or the Bank do not obtain the regulatory approvals necessary to permit First United Corporation to make a future quarterly interest payment, then First United Corporation would have to again elect to defer quarterly interest payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock or its outstanding shares of Series A Preferred Stock during the deferral period.

[90]

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot, and have not, been deferred.

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to defer the payment of quarterly cash dividends on the Series A Preferred Stock beginning with the November 15, 2010 dividend payment date. As of December 31, 2013, this deferral election remained in effect and accumulated deferred dividends in the amount of $5.3 million ($176.67 per share) have been accrued and are reflected on the consolidated financial statements. During the deferral period, dividends continue to accrue at the rate of $.4 million per dividend period. All accumulated deferred dividends must be paid in full if and when the Board of Directors declares the next quarterly cash dividend. Management cannot predict whether or when First United Corporation will resume the payment of quarterly dividends on the Series A Preferred Stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

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

As noted in Note 13, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2013, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

[91]

In November 2009, the Bank became a 99.99% limited partner in the Partnership. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were $9.7 million at December 31, 2013 and $10.0 million at December 31, 2012.

Through December 31, 2013, the Bank had made contributions to the Partnership totaling $6.1 million. The project for which the Partnership was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from the Partnership to the extent of its capital contribution. The investment in the Partnership assists the Bank in achieving its community reinvestment initiatives.

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

At December 31, 2013 and December 31, 2012, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2013, the Corporation’s commitment in the Partnership is fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	December 31,	December 31,
(In thousands)	2013	2012
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,980	$5,498
Maximum exposure to loss	4,980	5,498

[92]

16.	Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2013 and 2012:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2012	$(10,572)	$(2,633)	$(616)	$(6,945)	$(196)	$(20,962)
Net gain/(loss) during period	536	(333)	109	(1,317)	144	(861)
Balance - December 31, 2012	$(10,036)	$(2,966)	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	2,735	(8,279)	233	2,871	102	(2,338)
Amounts reclassified from accumulated other comprehensive loss	(322)	(47)	0	303	14	(52)
Balance - December 31,2013	$(7,623)	$(11,292)	$(274)	$(5,088)	$64	$(24,213)

[93]

The following tables present the components of comprehensive income for the years ended December 31, 2013 and 2012:

Components of Other Comprehensive loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$4,626	$(1,891)	$2,735
Less: accretable yield recognized in income	537	(215)	322
Net unrealized gains on investments with OTTI	4,089	(1,676)	2,413

Available for sale securities – all other:
Unrealized holding losses	(13,879)	5,600	(8,279)
Less: gains recognized in income	78	(31)	47
Net unrealized losses on all other AFS securities	(13,957)	5,631	(8,326)

Cash flow hedges:
Unrealized holding gains	392	(159)	233

Pension Plan:
Unrealized net actuarial gain	4,790	(1,919)	2,871
Less: amortization of unrecognized loss	(532)	213	(319)
Less: amortization of transition asset	39	(16)	23
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	5,295	(2,121)	3,174

SERP:
Unrealized net actuarial gain	170	(68)	102
Less: amortization of unrecognized loss	(3)	1	(2)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	193	(77)	116
Other comprehensive loss	$(3,988)	$1,598	$(2,390)

[94]

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2012
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,315	$(501)	$814
Less: accretable yield recognized in income	465	(187)	278
Net unrealized gains on investments with OTTI	850	(314)	536

Available for sale securities – all other:
Unrealized holding gains	999	(408)	591
Less: gains recognized in income	1,545	(621)	924
Net unrealized losses on all other AFS securities	(546)	213	(333)

Cash flow hedges:
Unrealized holding gains	185	(76)	109

Pension Plan:
Unrealized net actuarial loss	(2,547)	1,019	(1,528)
Less: amortization of unrecognized loss	(379)	152	(227)
Less: amortization of transition asset	39	(16)	23
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(2,195)	878	(1,317)

SERP:
Unrealized net actuarial gain	102	(41)	61
Less: amortization of unrecognized loss	(15)	6	(9)
Less: amortization of prior service costs	(123)	49	(74)
Net SERP liability adjustment	240	(96)	144
Other comprehensive income	$(1,466)	$605	$(861)

[95]

The following table presents the details of accumulated other comprehensive income components for the years ended December 31, 2013:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	For the year ended December 31, 2013	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$537	Interest income on taxable investment securities
Taxes	(215)	Tax expense
	$322	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains on sales	$78	Net gains - other
Taxes	(31)	Tax expense
	$47	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(532)	Salaries and employee benefits
Amortization of transition asset	39	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	202	Tax benefit
	$(303)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(3)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	9	Tax benefit
	$(14)	Net of tax

Total reclassifications for the period	$52	Net of tax

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31:

(In thousands)	2013	2012
Current Tax expense:
Federal	$518	$417
State	416	96
	$934	$513
Deferred tax expense:
Federal	$927	$22
State	361	378
	$1,288	$400
Income tax expense for the year	$2,222	$913

[96]

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	2013	2012
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(7.3)	(11.9)
Tax-exempt BOLI income	(4.1)	(11.2)
State income tax, net of federal tax benefit	7.3	7.9
Tax credits	(5.6)	(10.1)
Other	0.4	6.7
	25.7%	16.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,435	$6,446
Deferred loan fees	28	70
Deferred compensation	767	704
Federal and state tax loss carry forwards	6,057	5,289
AMT and other carry forwards	1,772	1,712
Unrealized loss on investment securities available-for-sale	12,686	8,771
Pension/SERP	0	1,677
Other than temporary impairment on investment securities	5,449	5,937
Other real estate owned	1,749	1,243
Other	1,191	1,874
Total deferred tax assets	35,134	33,723
Valuation allowance	(1,563)	(1,471)
Total deferred tax assets less valuation allowance	33,571	32,252
Deferred tax liabilities:
Amortization of goodwill	(2,171)	(1,857)
Pension/SERP	(574)	0
Depreciation	(1,207)	(1,409)
Other	(410)	(104)
Total deferred tax liabilities	(4,362)	(3,370)
Net deferred tax assets	$29,209	$28,882

State income tax expense amounted to $.8 million during 2013 and $.5 million during 2012.

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income of the appropriate character (for example, ordinary income or capital gain) within the carry-back or carry-forward period available under the tax law during the periods in which temporary differences are deductible. The Corporation has considered future market growth, forecasted earnings, future taxable income, and feasible and permissible tax planning strategies in determining whether it will be able to realize the deferred tax asset. If the Corporation were to determine that it will not be able to realize a portion of its net deferred tax asset in the future for which there is currently no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made. Conversely, if the Corporation were to make a determination that it is more likely than not that the deferred tax assets for which there is a valuation allowance will be realized, the related valuation allowance would be reduced and a benefit would be recorded.

[97]

At December 31, 2013 the Corporation has federal net operating losses (“NOLs”) of approximately $9.8 million and West Virginia NOLs of approximately $4.9 million for which deferred tax assets of $3.4 million and $0.2 million, respectively, have been recorded at December 31, 2013.   The federal and West Virginia NOLs were created in 2012 and 2010 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance is not required for 2013 on the Federal and West Virginia NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods. This determination is based primarily on the ability of the Corporation to immediately generate approximately $11.4 million of taxable income through tax planning strategies, irrespective of any additional future operating income. At December 31, 2013 these strategies include the ability to generate approximately $2.1 million in taxable gains through the sale of investment securities, approximately $8.0 million in taxable gains through the sale of its Bank Owned Life Insurance and approximately $1.2 million in taxable gains through the sale of its fixed rate mortgage portfolio.

The Corporation has Maryland NOL carry-forwards of $31.4 million relating to a Parent Company (First United Corporation) NOL for which a deferred tax asset of $1.6 million has been recorded at December 31, 2013.  There has been and continues to be a full valuation allowance on this NOL based on the fact that it is more likely than not that this deferred tax asset will not be realized because First United Corporation files a separate Maryland income tax return, has recurring tax losses and is not expected to generate sufficient taxable income in the future to utilize the NOL carry-forwards before they expire beginning in 2019. The valuation allowance of $1.6 million at December 31, 2013 reflects an increase of $.1 million from the level at December 31, 2012.

In addition, based on our evaluation of the four sources of taxable income, we have concluded that no valuation allowance is necessary for the Corporation’s remaining federal and state deferred tax assets at December 31, 2013, as it is more likely than not (defined a level of likelihood that is more than 50%) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods.

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

[98]

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP plans:

	Pension		SERP
(in thousands)	2013	2012	2013	2012
Change in Benefit Obligation
Obligation at the beginning of the year	$30,340	$26,540	$4,990	$4,814
Service cost	227	0	113	114
Interest cost	1,243	1,380	250	245
Change in discount rate assumption	(3,564)	3,933	0	0
Actuarial (gains)/losses	1,286	(437)	(167)	(100)
Benefits paid	(1,203)	(1,076)	(102)	(83)
Obligation at the end of the year	28,329	30,340	5,084	4,990
Change in Plan Assets
Fair value at the beginning of the year	31,154	29,037	0	0
Actual return on plan assets	4,897	3,193	0	0
Employer contribution	0	0	102	83
Benefits paid	(1,203)	(1,076)	(102)	(83)
Fair value at the end of the year	34,848	31,154	0	0
Funded Status	$6,519	$814	$(5,084)	$(4,990)

	Pension		SERP
(in thousands)	2013	2012	2013	2012
Components of Net Pension Cost
Service cost	$227	$0	$113	$114
Interest cost	1,243	1,380	250	245
Expected return on assets	(2,373)	(2,211)	0	0
Amortization of transition asset	(39)	(39)	0	0
Amortization of recognized loss	532	379	3	15
Amortization of prior service cost	12	12	20	123
Net pension (income)/expense in employee benefits	$(398)	$(479)	$386	$497

Weighted Average Assumptions used to
determine benefit obligations:
Discount rate for benefit obligations	4.75%	4.00%	5.25%	5.25%
Discount rate for net pension cost	4.00%	5.00%	0	0
Expected long-term return on assets	7.75%	7.75%	0	0
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The accumulated benefit obligation for the Pension Plan was $27.2 million and $30.8 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation for the SERP was $4.3 million and $4.5 million at December 31, 2013 and 2012, respectively.

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

[99]

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

[100]

As of December 31, 2013 and 2012, the value of Pension Plan investments was as follows:

December 31, 2013			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$464	1.3%	$464	$0
Fixed income securities:
U.S. Government and Agencies	143	0.4%	0	143
Taxable municipal bonds and notes	1,792	5.2%	0	1,792
Corporate bonds and notes	7,664	22.0%	0	7,664
Preferred stock	562	1.6%	0	562
Fixed income mutual funds	3,171	9.1%	3,171	0
Total fixed income	13,332	38.3%	3,171	10,161
Equities:
Large Cap	15,634	44.9%	15,634	0
Mid Cap	2,489	7.1%	2,489	0
Small Cap	1,373	3.9%	1,373	0
International	1,556	4.5%	1,556	0
Total equities	21,052	60.4%	21,052	0
Total market value	$34,848	100.0%	$24,687	$10,161

December 31, 2012			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$3,377	10.8%	$3,377	$0
Fixed income securities:
U.S. Government and Agencies	138	0.4%	0	138
Taxable municipal bonds and notes	1,882	6.0%	0	1,882
Corporate bonds and notes	7,990	25.7%	0	7,990
Preferred stock	736	2.4%	0	736
Fixed income mutual funds	2,826	9.1%	2,826	0
Total fixed income	13,572	43.6%	2,826	10,746
Equities:
Large Cap	11,132	35.7%	11,132	0
Mid Cap	1,543	5.0%	1,543	0
Small Cap	840	2.7%	840	0
International	690	2.2%	690	0
Total equities	14,205	45.6%	14,205	0
Total market value	$31,154	100.0%	$20,408	$10,746

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2013, the 25-year average return on pension portfolio assets was 8.42%. Monte Carlo simulations modeled against the normalized asset class targets for the pension portfolio suggest an expected long-term return average of 7.28% with a 95% confidence level. Actual and simulated returns have been impacted materially by two significant bear markets that covered four years since the turn of the millennium. Some long-term data suggests that U.S. equities may be near an inflection point to improving multi-year performance. For example, Ibbotson data from 1826 through 2009 indicates that rolling 10-year returns exhibit some cyclicality. These returns recently touched historical lows and may be turning upward. In addition, the December 2007 recession ended in mid-2009, suggesting further progress toward economic recovery and positive investment performance. The expected long-term return used for 2013 was 7.75%. Based on the above considerations, it is considered appropriate to maintain the forward expected long-term rates of return at 7.75%.

[101]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2013 or 2012.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2014	$1,162	$117
2015	1,224	175
2016	1,311	166
2017	1,359	224
2018	1,454	267
2019-2023	9,380	1,898

First United Corporation will evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2013 and 2012, net of tax, are as follows:

	2013		2012
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss/(gain)	$5,088	$(86)	$8,278	$13
Unrecognized prior service costs	35	22	42	39
Net transition asset	(35)	0	(58)	0
	$5,088	$(64)	$8,262	$52

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$20
Net transition asset	(39)	0
Net actuarial loss/(gain)	242	(18)
	$215	$2

19.	401(k) Profit Sharing Plan

The First United Corporation 401(k) Plan is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) Plan covers substantially all employees of First United Corporation and its subsidiaries. Eligible employees can elect to contribute to the plan through payroll deductions. The first 1% of contributions of an employee’s base salary are matched at 100% and the next 5% are matched on a 50% basis by the Corporation. Expense charged to operations for the 401(k) Plan was $.9 million in 2013 and $.7 million in 2012.

20.	Federal Reserve Requirements

During 2013, the Federal Reserve modified its structure for institutions to calculate their reserve requirements with the Reserve Bank. Under these new calculations, the Bank was not required to maintain certain cash reserve levels as its vault cash exceeded the levels for reserve.

[102]

21.	Restrictions on Dividend Payments

First United Corporation is subject to an informal agreement with the Reserve Bank which requires it to seek the prior approval of the Reserve Bank before making any dividend payment or other distribution on its capital securities or other securities that qualify as Tier 1 capital. On November 15, 2010, First United Corporation, at the request of the Reserve Bank, deferred regular quarterly cash dividend payments on its Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the deferral prohibits First United Corporation from paying dividends or other distributions on its common stock. On December 15, 2010, First United Corporation, at the request of the Reserve Bank, elected to defer regular quarterly interest payments on its TPS Debentures, beginning with the payments that are due in March 2011. This deferral likewise prohibited First United Corporation from paying any dividends or distributions on its capital securities during the deferral period. As of December 31, 2013, First United Corporation remained in deferral. See Note 13 for additional information about the current state of the deferral.

22.	Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to First United Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 % of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to First United Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2013, the Bank could have paid additional dividends of $9.4 million to First United Corporation within these limits. Notwithstanding the foregoing, the Bank is subject to an informal agreement with the FDIC and the Maryland Commissioner of Financial Regulation which requires the Bank to seek the prior approval of these regulators before making any dividend payment to First United Corporation.

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

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2013 and December 31, 2012 is material.

The following table is a summary of commitments as of December 31, 2013 and 2012:

(In thousands)	2013	2012
Loan commitments	$97,709	$87,147
Commercial letters of credit	1,134	1,312
Total	$98,843	$88,459

24.	Fair Value of Financial Instruments

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

[103]

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2013.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2013, the U.S. Government agencies and treasuries, residential mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2013, the Bank owned 18 pooled trust preferred securities with an amortized cost of $37.1 million and a fair value of $17.5 million. The market for these securities at December 31, 2013 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities, other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2013, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[104]

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2013 and December 31, 2012.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$17,538	Discounted Cash Flow	Discount Rate	Swap+17%; Range of Libor+ 6% to 18%
Cash Flow Hedge	$(457)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$8,613	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$5,591	Market Comparable Properties	Marketability Discount	5% to 10% (1) (weighted avg 9%)
(1)	Range would include discounts taken since appraisal and estimated values

[105]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2013 and 2012 are as follows:

		Fair Value Measurements at
		December 31, 2013 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$92,035		$92,035
Residential mortgage-backed agencies	$112,444		$112,444
Commercial mortgage-backed agencies	$29,905		$29,905
Collateralized mortgage obligations	$29,390		$29,390
Obligations of states and political subdivisions	$55,277		$55,277
Collateralized debt obligations	$17,538			$17,538
Financial Derivative	$(457)			$(457)
Non-recurring:
Impaired loans	$8,613			$8,613
Other real estate owned	$5,591			$5,591

		Fair Value Measurements at
		December 31, 2012 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$40,320		$40,320
Residential mortgage-backed agencies	$44,108		$44,108
Commercial mortgage-backed agencies	$37,618		$37,618
Collateralized mortgage obligations	$31,731		$31,731
Obligations of states and political subdivisions	$58,054		$58,054
Collateralized debt obligations	$11,442			$11,442
Financial Derivative	$(849)			$(849)
Non-recurring:
Impaired loans	$13,560			$13,560
Other real estate owned	$3,165			$3,165

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2013 or December 31, 2012.

[106]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2013 and 2012:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive loss	6,096	392
Ending balance December 31, 2013	$17,538	$(457)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

[107]

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

[108]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$32,895	$32,895	$32,895
Interest bearing deposits in banks	10,168	10,168	10,168
Investment securities - AFS	336,589	336,589		$319,051	$17,538
Investment securities - HTM	3,900	3,590			3,590
Restricted Bank stock	7,913	7,913		7,913
Loans, net	796,646	799,937			799,937
Accrued interest receivable	4,342	4,342		4,342

Financial Liabilities:
Deposits – non-maturity	650,761	650,761		650,761
Deposits – time deposits	326,642	333,256		333,256
Short-term borrowed funds	43,676	43,676		43,676
Long-term borrowed funds	182,672	189,135		189,135
Accrued interest payable	7,647	7,647		7,647
Financial derivative	457	457			457
Off balance sheet financial instruments	0	0	0

[109]

	2012
(In thousands)	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$71,290	$71,290
Interest bearing deposits in banks	11,778	11,778
Investment securities - AFS	223,273	223,273
Investment securities - HTM	4,040	4,347
Restricted Bank stock	8,349	8,349
Loans, net	858,782	865,405
Accrued interest receivable	4,494	4,494

Financial Liabilities:
Deposits – non-maturity	593,224	593,224
Deposits – time deposits	383,660	392,155
Short-term borrowed funds	39,257	39,257
Long-term borrowed funds	182,735	190,531
Accrued interest payable	5,415	5,415
Financial derivative	849	849
Off balance sheet financial instruments	0	0

25.	Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. The fair value of the interest rate swap contracts was ($.5) million and ($.8) million at December 31, 2013 and December 31, 2012, respectively, and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $1.4 million was posted as collateral as of December 31, 2013 and December 31, 2012.

For the year ended December 31, 2013, the Corporation recorded an increase in the value of the derivatives of $392 thousand and the related deferred tax benefit of $159 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2013. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and we believe that the credit risk inherent in these contracts is not significant as of December 31, 2013.

[110]

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2013 and year ended December 31, 2012.

Derivative in Cash Flow

Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2013	$233	$0	$0
December 31, 2012	$109	$0	$0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

26.	Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is posted by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 25 to the Consolidated Financial Statements for more information.

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

[111]

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2013 and December 31, 2012.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013
Interest Rate Swap Agreements	$457	$0	$457	$(457)	$0	$0

Repurchase Agreements	$43,676	$0	$43,676	$(43,676)	$0	$0
December 31, 2012
Interest Rate Swap Agreements	$849	$0	$849	$(849)	$0	$0

Repurchase Agreements	$39,257	$0	$39,257	$(39,257)	$0	$0

27.	Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2013	2012
Assets
Cash	$3,025	$2,449
Investment in bank subsidiary	151,711	146,876
Investment in non-bank subsidiaries	4,036	4,195
Other assets	4,031	2,802
Total Assets	$162,803	$156,322

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$14,733	$10,687
Dividends payable	0	0
Junior subordinated debt	46,730	46,730
Shareholder’s equity	101,340	98,905
Total Liabilities and Shareholder’s Equity	$162,803	$156,322

[112]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2103	2012
Income:
Dividend income from bank subsidiary	$0	$0
Other income	469	338
Total Income	469	338

Expenses:
Interest expense	2,881	2,802
Other expenses	513	384
Total Expenses	3,394	3,186

Loss before income taxes and equity in undistributed net loss of subsidiaries	(2,925)	(2,848)
Applicable income tax benefit	1,002	0
Net loss before equity in undistributed net loss of subsidiaries	(1,923)	(2,848)

Equity in undistributed net income/(loss)of subsidiaries:
Bank	8,395	7,462
Non-bank	(26)	49
Net Income	$6,446	$4,663

Condensed Statement of Comprehensive Income

	Year ended
	December 31,
Components of Comprehensive Income (in thousands)	2013	2012
Net Income	$6,446	$4,663

Unrealized gains on cash flow hedges, net of tax	233	109

Other comprehensive income, net of tax	233	109

Comprehensive income	$6,679	$4,772

[113]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2013	2012
Operating Activities
Net Income	$6,446	$4,663
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity in undistributed net income of subsidiaries	(8,369)	(7,511)
Increase in other assets	(993)	(303)
Increase in accrued interest payable and other liabilities	4,047	3,958
Stock Compensation	88	73
Net cash provided by operating activities	1,219	880

Investing Activities
Net investment in subsidiaries	1,066	1,252
Net cash provided by investing activities	1,066	1,252

Financing Activities
Dividends - preferred stock deferred	(1,709)	(1,626)
Net cash used in financing activities	(1,709)	(1,626)
Increase in cash and cash equivalents	576	506
Cash and cash equivalents at beginning of year	2,449	1,943
Cash and cash equivalents at end of year	$3,025	$2,449

Accumulated Other Comprehensive Income

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the period ended December 31, 2013
Cash flow hedges:
Unrealized holding gains	$392	$(159)	$233

Other comprehensive income	$392	$(159)	$233

For the period ended December 31, 2012
Cash flow hedges:
Unrealized holding gains	$185	$(76)	$109

Other comprehensive income	$185	$(76)	$109

[114]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Exchange Act with the SEC, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the principal executive officer (“PEO”) and the principal accounting officer (“PAO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2013 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2013, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2013. Management’s report on the Corporation’s internal control over financial reporting is included on the following page. The Corporation is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

[115]

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework (1992 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2013, First United Corporation’s internal control over financial reporting is effective.

Dated: March 10, 2014

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	President and
Chief Executive Officer	Chief Financial Officer

[116]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of these Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Senior Vice President, Chief Risk Officer and Director of Operations, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009. Copies are also available on the Corporation’s website at www.mybank4.com in the “My Community” tab under “Investors – Corporate Governance”.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Director Compensation” and “Remuneration of Executive Officers”.

[117]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	118,585	(1)
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	118,585

Note:

(1)	In addition to stock options and stock appreciation rights, the Omnibus Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

All other information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Audit Fees and Services”.

[118]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2013 and 2012

Consolidated Statement of Income for the years ended December 31, 2013 and 2012

Consolidated Statement of Comprehensive Income for the years ended December 31, 2013 and 2012

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statement of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements for the years ended December 31, 2013 and 2012

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

FIRST UNITED CORPORATION

Dated: March 10, 2014	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

[119]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ David J. Beachy
William B. Grant – Director and Chief Executive Officer,	David J. Beachy - Director
(Principal Executive Officer)	March 10, 2014
March 10, 2014

/s/ M. Kathryn Burkey	/s/ Paul Cox, Jr.
M. Kathryn Burkey - Director	Paul Cox, Jr. - Director
March 10, 2014	March 10, 2014

/s/ Robert W. Kurtz	/s/ John W. McCullough
Robert W. Kurtz – Director	John W. McCullough – Director
March 10, 2014	March 10, 2014

/s/ Elaine L. McDonald	/s/ Donald E. Moran
Elaine L. McDonald - Director	Donald E. Moran – Director
March 10, 2014	March 10, 2014

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Financial Officer	March 10, 2014
(Principal Accounting Officer)
March 10, 2014

/s/ I. Robert Rudy	/s/ Richard G. Stanton
I. Robert Rudy - Director	Richard G. Stanton – Director
March 10, 2014	March 10, 2014

/s/ Robert G. Stuck	/s/ H. Andrew Walls III
Robert G. Stuck - Director	H. Andrew Walls III – Director
March 10, 2014	March 10, 2014

[120]

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C to Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B to Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A to Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and William B. Grant (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and executive officers other than William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.7	Change in Control Severance Plan Agreement, dated as of February 14, 2007, with William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

[121]

10.8	First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with William B. Grant (incorporated by reference to Exhibit 10.8 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.9	Form of Change in Control Severance Plan Agreement, dated as of February 14, 2007, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.10	Form of First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.10 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.11	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to First United Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.12	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.13	Restricted Stock Agreement for William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.14	Form of Restricted Stock Agreement for Executive Officers other than the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.15	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

21	Subsidiaries of First United Corporation (incorporated by reference to the identification of subsidiaries contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “General”)

23.1	Consent of ParenteBeard LLC, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

99.2	Certifications of Principal Accounting Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

[122]