Form 10-Q
period 2014-03-31
FIRST UNITED CORP/MD/
filed 2014-05-12
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,210,587 shares of common stock, par value $.01 per share, as of April 30, 2014.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$34,521	$32,895
Interest bearing deposits in banks	9,287	10,168
Cash and cash equivalents	43,808	43,063
Investment securities – available-for-sale (at fair value)	361,465	336,589
Investment securities – held to maturity (fair value $2,444 at March 31, 2014 and $3,590 at December 31, 2013, respectively)	2,860	3,900
Restricted investment in bank stock, at cost	7,529	7,913
Loans	814,037	810,240
Allowance for loan losses	(12,572)	(13,594)
Net loans	801,465	796,646
Premises and equipment, net	26,628	26,905
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	32,656	32,413
Deferred tax assets	25,478	29,209
Other real estate owned	15,613	17,031
Accrued interest receivable and other assets	26,978	28,830
Total Assets	$1,355,484	$1,333,503

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$212,187	$189,500
Interest bearing deposits	788,842	787,903
Total deposits	1,001,029	977,403

Short-term borrowings	43,617	43,676
Long-term borrowings	182,656	182,672
Accrued interest payable and other liabilities	20,303	28,412
Total Liabilities	1,247,605	1,232,163

Shareholders’ Equity:

Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on March 31, 2014 and December 31, 2013 (discount of $0 and $6, respectively)	30,000	29,994
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,211 shares at March 31, 2014 and December 31, 2013	62	62
Surplus	21,684	21,661
Retained earnings	74,747	73,836
Accumulated other comprehensive loss	(18,614)	(24,213)
Total Shareholders’ Equity	107,879	101,340
Total Liabilities and Shareholders’ Equity	$1,355,484	$1,333,503

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Income

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Interest income
Interest and fees on loans	$9,338	$10,685
Interest on investment securities
Taxable	1,988	1,142
Exempt from federal income tax	411	428
Total investment income	2,399	1,570
Other	17	33
Total interest income	11,754	12,288
Interest expense
Interest on deposits	1,167	1,327
Interest on short-term borrowings	14	14
Interest on long-term borrowings	1,654	1,614
Total interest expense	2,835	2,955
Net interest income	8,919	9,333
Provision for loan losses	364	865
Net interest income after provision for loan losses	8,555	8,468
Other operating income
Changes in fair value on impaired securities	4,389	1,663
Portion of gain recognized in other comprehensive income (before taxes)	(4,389)	(1,663)
Net securities impairment losses recognized in operations	0	0
Net (losses)/gains – other	(63)	329
Total net (losses)/gains	(63)	329
Service charges	709	886
Trust department	1,252	1,199
Debit card income	457	476
Bank owned life insurance	243	249
Brokerage commissions	205	162
Other	174	257
Total other income	3,040	3,229
Total other operating income	2,977	3,558
Other operating expenses
Salaries and employee benefits	4,685	4,844
FDIC premiums	391	451
Equipment	655	642
Occupancy	655	704
Data processing	782	729
Other Real Estate Owned	457	18
Other	2,135	2,148
Total other operating expenses	9,760	9,536
Income before income tax expense	1,772	2,490
Applicable income tax expense	414	568
Net Income	1,358	1,922
Accumulated preferred stock dividends and discount accretion	(447)	(437)
Net Income Available to Common Shareholders	$911	$1,485
Basic and diluted net income per common share	$0.15	$0.24
Weighted average number of basic and diluted shares outstanding	6,211	6,199

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net Income	$1,358	$1,922
Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	2,634	995

Net unrealized gains/(losses) on all other AFS securities	3,036	(265)

Net unrealized gains on cash flow hedges	55	60

Net unrealized (losses)/gains on Pension	(127)	715

Net unrealized gains on SERP	1	4

Other comprehensive income, net of tax	5,599	1,509

Comprehensive income	$6,957	$3,431

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands, except share and per share data)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(unaudited)
Balance at January 1, 2013	$29,925	$62	$21,573	$69,168	$(21,823)	$98,905

Net income				6,446		6,446
Other comprehensive loss					(2,390)	(2,390)
Stock based compensation			88			88
Preferred stock discount accretion	69			(69)		0
Preferred stock dividends deferred				(1,709)		(1,709)

Balance at December 31, 2013	29,994	62	21,661	73,836	(24,213)	101,340

Net income				1,358		1,358
Other comprehensive income					5,599	5,599
Stock based compensation			23			23
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends deferred				(441)		(441)

Balance at March 31, 2014	$30,000	$62	$21,684	$74,747	$(18,614)	$107,879

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Operating activities
Net income	$1,358	$1,922
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for loan losses	364	865
Depreciation	505	509
Stock compensation	23	19
Gain on sales of other real estate owned	(25)	(7)
Write-downs of other real estate owned	371	20
Gain on loan sales	(8)	(79)
Loss on disposal of fixed assets	3	0
Net amortization of investment securities discounts and premiums	34	395
Loss/(gain) on sales of investment securities – available-for-sale	68	(250)
Amortization of deferred loan fees	(75)	(191)
Decrease/(increase) in accrued interest receivable and other assets	1,810	(810)
(Increase)/decrease in deferred tax benefit	(168)	1
(Decrease)/increase in accrued interest payable and other liabilities	(8,457)	364
Earnings on bank owned life insurance	(243)	(249)
Net cash (used in)/provided by operating activities	(4,440)	2,509

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	14,283	13,381
Proceeds from maturities/calls of investment securities held-to-maturity	1,040	0
Proceeds from sales of investment securities available-for-sale	8,585	35,136
Purchases of investment securities available-for-sale	(38,399)	(63,611)
Proceeds from sales of other real estate owned	1,583	1,765
Proceeds from loan sales	849	11,313
Net decrease in FHLB stock	384	496
Net (increase)/decrease in loans	(6,460)	2,777
Purchases of premises and equipment	(231)	(283)
Net cash (used in)/provided by investing activities	(18,366)	974

Financing activities
Net increase/(decrease) in deposits	23,626	(1,084)
Net decrease in short-term borrowings	(59)	(624)
Payments on long-term borrowings	(16)	(15)
Net cash provided by/(used in) financing activities	23,551	(1,723)
Increase in cash and cash equivalents	745	1,760
Cash and cash equivalents at beginning of the year	43,063	83,068
Cash and cash equivalents at end of period	$43,808	$84,828

Supplemental information
Interest paid	$9,582	$2,489
Non-cash investing activities:
Transfers from loans to other real estate owned	$511	$453

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

for the quarter ended MARCH 31, 2014

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2014 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. No common stock equivalents were outstanding during the three months ended March 31, 2014 and 2013.

The following table sets forth the calculation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,358			$1,922
Preferred stock dividends deferred	(441)			(420)
Discount accretion on preferred stock	(6)			(17)
Net income available to common shareholders	$911	6,211	$0.15	$1,485	6,199	$0.24

Note 3 – Net (Losses)/Gains

The following table summarizes the (loss)/gain activity for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
(in thousands)	2014	2013
Net (losses)/gains – other:
Available-for-sale securities:
Realized gains	$95	$412
Realized losses	(163)	(162)
Gain on sale of consumer loans	8	79
Loss on disposal of fixed assets	(3)	0
Net (losses)/gains – other	$(63)	$329

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	March 31,	December 31,
(in thousands)	2014	2013
Cash and due from banks, weighted average interest rate of 0.15% (at March 31, 2014)	$34,521	$32,895

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of March 31, 2014 and December 31, 2013, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	March 31,	December 31,
(in thousands)	2014	2013
FHLB daily investments, interest rate of 0.005% (at March 31, 2014)	$1,293	$1,677
FTN daily investments, interest rate of 0.06% (at March 31, 2014)	850	1,350
M&T daily investments, interest rate of 0.22% (at March 31, 2014)	5,045	5,043
M&T daily investments, interest rate of 0.20% (at March 31, 2014)	1,009	1,008
CBB Fed Funds sold, interest rate of 0.22% (at March 31, 2014)	1,090	1,090
	$9,287	$10,168

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2014 and December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	OTTI in AOCI
March 31, 2014
Available for Sale:
U.S. Treasuries	$23,500	$0	$0	*	$23,500	$0
U.S. government agencies	89,761	84	3,880		85,965	0
Residential mortgage-backed agencies	113,815	347	3,710		110,452	0
Commercial mortgage-backed agencies	39,296	63	1,021		38,338	0
Collateralized mortgage obligations	29,498	75	573		29,000	0
Obligations of states and political subdivisions	50,629	1,177	689		51,117	0
Collateralized debt obligations	37,249	975	15,131		23,093	8,314
Total available for sale	$383,748	$2,721	$25,004		$361,465	$8,314
* DeMinimus
Held to Maturity:
Obligations of states and political subdivisions	$2,860	$0	$416		$2,444	$0

December 31, 2013
Available for Sale:
U.S. government agencies	$97,242	$14	$5,221		$92,035	$0
Residential mortgage-backed agencies	116,933	334	4,823		112,444	0
Commercial mortgage-backed agencies	31,025	14	1,134		29,905	0
Collateralized mortgage obligations	30,468	84	1,162		29,390	0
Obligations of states and political subdivisions	55,505	895	1,123		55,277	0
Collateralized debt obligations	37,146	778	20,386		17,538	12,703
Total available for sale	$368,319	$2,119	$33,849		$336,589	$12,703
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$249	$559		$3,590	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Proceeds	$8,585	$35,136
Realized gains	95	412
Realized losses	163	162

The following table shows the Corporation’s securities with gross unrealized losses and fair values at March 31, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
March 31, 2014
Available for Sale:
U.S. Treasuries	$12,000	$0	*	$0	$0
U.S. government agencies	34,814	1,223		21,417	2,657
Residential mortgage-backed agencies	22,928	937		52,347	2,773
Commercial mortgage-backed agencies	25,570	634		4,732	387
Collateralized mortgage obligations	20,448	573		0	0
Obligations of states and political subdivisions	10,877	447		1,761	242
Collateralized debt obligations	0	0		18,029	15,131
Total available for sale	$126,637	$3,814		$98,286	$21,190
* DeMinimus
Held to Maturity:
Obligations of states and political subdivisions	$0	$0		$2,444	$416

December 31, 2013
Available for Sale:
U.S. government agencies	$62,962	$3,154		$13,996	$2,067
Residential mortgage-backed agencies	60,781	1,801		46,570	3,022
Commercial mortgage-backed agencies	21,889	1,134		0	0
Collateralized mortgage obligations	21,201	1,149		3,051	13
Obligations of states and political subdivisions	15,422	1,123		0	0
Collateralized debt obligations	0	0		16,434	20,386
Total available for sale	$182,255	$8,361		$80,051	$25,488
Held to Maturity:
Obligations of states and political subdivisions	$0	$0		$2,301	$559

Management systematically evaluates securities for impairment on a quarterly basis. Management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first component is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Item 2 of Part I of this report under the heading “Investment Securities”.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2013 and March 31, 2014.

U.S. Government Treasuries - One U.S. government treasury has been in an unrealized loss position for less than 12 months as of March 31, 2014. There were no U.S. government treasuries in an unrealized loss position for 12 months or more.

U.S. Government Agencies - Six U.S. government agencies have been in an unrealized loss position for less than 12 months as of March 31, 2014. There were three U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Residential Mortgage-Backed Agencies - Ten residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2014. There were eight residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Commercial Mortgage-Backed Agencies - Eleven commercial mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2014. There was one commercial mortgage-backed agency security in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Collateralized Mortgage Obligations - Three collateralized mortgage obligation securities at March 31, 2014 were in an unrealized loss position for 12 months or less. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014. There were no collateralized mortgage obligation securities in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions - Five securities have been in an unrealized loss position for less than 12 months at March 31, 2014. There were two securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers. The bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Collateralized Debt Obligations - The $15.1 million in unrealized losses greater than 12 months at March 31, 2014 relates to 14 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2014. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(in thousands)	2014	2013
Balance of credit-related OTTI at January 1	$13,422	$13,959
Reduction for increases in cash flows expected to be collected	(160)	(125)
Balance of credit-related OTTI at March 31	$13,262	$13,834

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2014 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$23,500	$23,500
Due after one year through five years	30,407	30,188
Due after five years through ten years	67,845	67,107
Due after ten years	79,387	62,880
	201,139	183,675
Residential mortgage-backed agencies	113,815	110,452
Commercial mortgage-backed agencies	39,296	38,338
Collateralized mortgage obligations	29,498	29,000
	$383,748	$361,465
Held to Maturity:
Due after ten years	$2,860	$2,444

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2014.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the three months ended March 31, 2014, dividends of $72,998 were recognized in earnings. For the comparable period of 2013, dividends of $50,517 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2014 and December 31, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2014
Total loans	$259,837	$101,985	$78,724	$349,698	$23,793	$814,037
Individually evaluated for impairment	$11,616	$10,379	$2,152	$7,578	$0	$31,725
Collectively evaluated for impairment	$248,221	$91,606	$76,572	$342,120	$23,793	$782,312

December 31, 2013
Total loans	$267,978	$107,250	$59,788	$350,906	$24,318	$810,240
Individually evaluated for impairment	$11,740	$11,703	$2,299	$7,546	$21	$33,309
Collectively evaluated for impairment	$256,238	$95,547	$57,489	$343,360	$24,297	$776,931

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of March 31, 2014 and December 31, 2013:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2014
Commercial real estate
Non owner-occupied	$103,862	$9,171	$25,782	$138,815
All other CRE	90,646	8,392	21,984	121,022
Acquisition and development
1-4 family residential construction	10,095	0	2,070	12,165
All other A&D	70,008	1,744	18,068	89,820
Commercial and industrial	74,879	418	3,427	78,724
Residential mortgage
Residential mortgage - term	262,992	839	11,104	274,935
Residential mortgage - home equity	72,387	469	1,907	74,763
Consumer	23,677	0	116	23,793
Total	$708,546	$21,033	$84,458	$814,037

December 31, 2013
Commercial real estate
Non owner-occupied	$103,556	$9,243	$24,745	$137,544
All other CRE	100,461	8,479	21,494	130,434
Acquisition and development
1-4 family residential construction	8,764	0	4,497	13,261
All other A&D	73,198	1,787	19,004	93,989
Commercial and industrial	55,768	140	3,880	59,788
Residential mortgage
Residential mortgage - term	261,735	752	11,980	274,467
Residential mortgage - home equity	73,901	628	1,910	76,439
Consumer	24,143	5	170	24,318
Total	$701,526	$21,034	$87,680	$810,240

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of March 31, 2014 and December 31, 2013:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2014
Commercial real estate
Non owner-occupied	$137,655	$0	$263	$214	$477	$683	$138,815
All other CRE	114,118	54	204	0	258	6,646	121,022
Acquisition and development
1-4 family residential construction	11,107	46	0	0	46	1,012	12,165
All other A&D	82,459	2,050	112	3	2,165	5,196	89,820
Commercial and industrial	78,323	327	0	33	360	41	78,724
Residential mortgage
Residential mortgage - term	262,620	8,612	676	0	9,288	3,027	274,935
Residential mortgage - home equity	73,500	538	70	117	725	538	74,763
Consumer	23,360	357	68	8	433	0	23,793
Total	$783,142	$11,984	$1,393	$375	$13,752	$17,143	$814,037
December 31, 2013
Commercial real estate
Non owner-occupied	$136,462	$191	$145	$65	$401	$681	$137,544
All other CRE	121,985	1,490	207	0	1,697	6,752	130,434
Acquisition and development
1-4 family residential construction	12,018	0	139	0	139	1,104	13,261
All other A&D	88,071	1,075	33	282	1,390	4,528	93,989
Commercial and industrial	59,320	87	57	133	277	191	59,788
Residential mortgage
Residential mortgage - term	259,239	8,258	2,541	634	11,433	3,795	274,467
Residential mortgage - home equity	74,917	656	439	96	1,191	331	76,439
Consumer	23,802	350	128	24	502	14	24,318
Total	$775,814	$12,107	$3,689	$1,234	$17,030	$17,396	$810,240

Non-accrual loans which have been subject to a partial charge-off totaled $5.6 million as of March 31, 2014, compared to $1.9 million as of December 31, 2013.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 and December 31, 2013.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2014
Total ALL	$3,399	$3,896	$1,070	$3,962	$245	$12,572
Individually evaluated for impairment	$226	$1,816	$0	$0	$0	$2,042
Collectively evaluated for impairment	$3,173	$2,080	$1,070	$3,962	$245	$10,530

December 31, 2013
Total ALL	$4,052	$4,172	$766	$4,320	$284	$13,594
Individually evaluated for impairment	$236	$1,967	$0	$80	$0	$2,283
Collectively evaluated for impairment	$3,816	$2,205	$766	$4,240	$284	$11,311

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2014 and December 31, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2014
Commercial real estate
Non owner-occupied	$277	$79	$922	$1,199	$1,209
All other CRE	1,071	147	9,346	10,417	10,545
Acquisition and development
1-4 family residential construction	1,053	308	1,018	2,071	2,319
All other A&D	4,601	1,508	3,707	8,308	13,309
Commercial and industrial	0	0	2,152	2,152	2,152
Residential mortgage
Residential mortgage - term	280	0	6,511	6,791	7,305
Residential mortgage – home equity	0	0	787	787	787
Consumer	0	0	0	0	0
Total impaired loans	$7,282	$2,042	$24,443	$31,725	$37,626

December 31, 2013
Commercial real estate
Non owner-occupied	$257	$59	$922	$1,179	$1,191
All other CRE	1,080	177	9,481	10,561	10,689
Acquisition and development
1-4 family residential construction	2,651	634	7	2,658	2,704
All other A&D	4,037	1,333	5,008	9,045	13,394
Commercial and industrial	0	0	2,299	2,299	2,299
Residential mortgage
Residential mortgage - term	988	80	5,979	6,967	7,372
Residential mortgage – home equity	0	0	579	579	579
Consumer	0	0	21	21	21
Total impaired loans	$9,013	$2,283	$24,296	$33,309	$38,249

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

Activity in the ALL is presented for the three months ended March 31, 2014 and March 31, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$13,594
Charge-offs	(21)	(819)	(152)	(468)	(179)	(1,639)
Recoveries	10	12	3	49	179	253
Provision	(642)	531	453	61	(39)	364
ALL balance at March 31, 2014	$3,399	$3,896	$1,070	$3,962	$245	$12,572

ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	0	(4)	(876)	(155)	(143)	(1,178)
Recoveries	100	8	49	31	103	291
Provision	483	(273)	566	100	(11)	865
ALL balance at March 31, 2013	$5,789	$4,760	$645	$4,483	$348	$16,025

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,189	$7	$0	$5,274	$12	$0
All other CRE	10,489	41	1	10,692	89	46
Acquisition and development
1-4 family residential construction	2,365	14	0	2,828	24	0
All other A&D	8,677	61	0	21,350	142	0
Commercial and industrial	2,226	26	2	3,432	35	0
Residential mortgage
Residential mortgage - term	6,879	54	9	3,947	19	2
Residential mortgage – home equity	683	3	1	573	6	0
Consumer	11	0	0	76	0	0
Total	$32,519	$206	$13	$48,172	$327	$48

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

There were 32 loans totaling $17.3 million and 31 loans totaling $17.9 million that were classified as TDRs at March 31, 2014 and December 31, 2013, respectively. The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2014
Commercial real estate
Non owner-occupied	0	$0	2	$277	0	$0
All other CRE	0	0	0	0	1	454
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	90	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$90	2	$277	1	$454

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three months ended March 31, 2013
Commercial real estate
Non owner-occupied	0	$0	2	$268	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	2	252	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	172	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$172	4	$520	0	$0

During the three months ended March 31, 2014, there were two new TDRs. In addition, two existing TDRs which had reached their previous modification maturity were re-modified. A $1,055 reduction of the ALL resulted from the movement of one loan being evaluated collectively for impairment to being evaluated individually for impairment. The remaining new TDR was impaired at the time of modification, resulting in no impact to the ALL as a result of the modification. There was no impact to the recorded investment relating to the transfer of these loans.

During the three months ended March 31, 2014, one A&D loan totaling $1.4 million that was modified as a TDR within the previous 12 months was transferred to non-accrual, and is considered a payment default.

During the three months ended March 31, 2013, there were three new TDRs. In addition, two existing TDRs which had reached their original modification maturity were re-modified. An $11,266 reduction of the ALL resulted from the movement of the three new loans being evaluated collectively for impairment to being evaluated individually for impairment. There was no impact to the recorded investment relating to the transfer of these loans. During the quarter ended March 31, 2013, there were no receivables modified as TDRs within the previous 12 months for which there was a payment default during the periods indicated

Note 8 – Other Real Estate Owned

Other Real Estate Owned

The following table presents the components of OREO as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Commercial real estate	$4,960	$5,306
Acquisition and development	9,008	10,509
Residential mortgage	1,645	1,216
Total OREO	$15,613	$17,031

The following table presents the activity in the OREO valuation allowance for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31,
(in thousands)	2014	2013
Balance January 1	$4,047	$2,766
Fair value write-down	371	20
Sales of OREO	(748)	(607)
Balance at end of period	$3,670	$2,179

The following table presents the components of OREO expenses, net for the three months ended March 31, 2014 and 2013:

	For the three months ended
	March 31,
(in thousands)	2014	2013
Gains on real estate, net	$(25)	$(7)
Fair value write-down	371	20
Expenses, net	188	117
Rental and other income	(77)	(112)
Total OREO expense, net	$457	$18

Note 9 – Fair Value of Financial Instruments

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2014 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of March 31, 2014, the U.S. Government agencies, residential and commercial mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2014, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $37.2 million and a fair value of $23.1 million. The market for these securities at March 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2014, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between March 31, 2014 and December 31, 2013.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at March 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$23,093	Discounted Cash Flow	Discount Rate	Swap+17%; Range of Libor+ 6.00% to 18%

Cash Flow Hedge	$(365)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$10,819	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$960	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at March 31, 2014 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	03/31/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. Treasuries	$23,500		$23,500
U.S. government agencies	$85,965		$85,965
Residential mortgage-backed agencies	$110,452		$110,452
Commercial mortgage-backed agencies	$38,338		$38,338
Collateralized mortgage obligations	$29,000		$29,000
Obligations of states and political subdivisions	$51,117		$51,117
Collateralized debt obligations	$23,093			$23,093
Financial Derivative	$(365)			$(365)
Non-recurring:
Impaired loans	$10,819			$10,819
Other real estate owned	$960			$960

		Fair Value Measurements at December 31, 2013 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$92,035		$92,035
Residential mortgage-backed agencies	$112,444		$112,444
Commercial mortgage-backed agencies	$29,905		$29,905
Collateralized mortgage obligations	$29,390		$29,390
Obligations of states and political subdivisions	$55,277		$55,277
Collateralized debt obligations	$17,538			$17,538
Financial Derivative	$(457)			$(457)
Non-recurring:
Impaired loans	$8,613			$8,613
Other real estate owned	$5,591			$5,591

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2014 and March 31, 2013.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three months ended March 31, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains realized/unrealized:
Included in other comprehensive income	5,555	92
Ending balance March 31, 2014	$23,093	$(365)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains realized/unrealized:
Included in other comprehensive income	2,356	101
Ending balance March 31, 2013	$13,798	$(748)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2014		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$34,521	$34,521	$34,521
Interest bearing deposits in banks	9,287	9,287	9,287
Investment securities - AFS	361,465	361,465		$338,372	$23,093
Investment securities - HTM	2,860	2,444			2,444
Restricted Bank stock	7,529	7,529		7,529
Loans, net	801,465	804,234			804,234
Accrued interest receivable	3,789	3,789		3,789

Financial Liabilities:
Deposits – non-maturity	684,197	684,197		684,197
Deposits – time deposits	316,832	322,994		322,994
Short-term borrowed funds	43,617	37,746		37,746
Long-term borrowed funds	182,656	188,644		188,644
Accrued interest payable	900	900		900
Financial derivative	365	365			365
Off balance sheet financial instruments	0	0	0

	December 31, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$32,895	$32,895	$32,895
Interest bearing deposits in banks	10,168	10,168	10,168
Investment securities - AFS	336,589	336,589		$319,051	$17,538
Investment securities - HTM	3,900	3,590			3,590
Restricted Bank stock	7,913	7,913		7,913
Loans, net	796,646	799,937			799,937
Accrued interest receivable	4,342	4,342		4,342

Financial Liabilities:
Deposits- non-maturity	650,761	650,761		650,761
Deposits- time deposits	326,642	333,256		333,256
Short-term borrowed funds	43,676	43,676		43,676
Long-term borrowed funds	182,672	189,135		189,135
Accrued interest payable	7,647	7,647		7,647
Financial derivative	457	457			457
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2013 and the three month period ended March 31, 2014:

	Investment	Investment
	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2013	$(10,036)	$(2,966)	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	2,735	(8,279)	233	2,871	102	(2,338)
Amounts reclassified from accumulated other comprehensive income	(322)	(47)	0	303	14	(52)
Balance - December 31, 2013	$(7,623)	$(11,292)	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	2,730	2,995	55	(179)	0	5,601
Amounts reclassified from accumulated other comprehensive income	(96)	41	0	52	1	(2)
Balance – March 31, 2014	$(4,989)	$(8,256)	$(219)	$(5,215)	$65	$(18,614)

The following tables present the components of comprehensive income for the three months ended March 31, 2014 and 2013:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$4,549	$(1,819)	$2,730
Less: accretable yield recognized in income	160	(64)	96
Net unrealized gains on investments with OTTI	4,389	(1,755)	2,634

Available for sale securities – all other:
Unrealized holding gains	4,990	(1,995)	2,995
Less: losses recognized in income	(68)	27	(41)
Net unrealized gains on all other AFS securities	5,058	(2,022)	3,036

Cash flow hedges:
Unrealized holding gains	92	(37)	55

Pension Plan:
Unrealized net actuarial loss	(298)	119	(179)
Less: amortization of unrecognized loss	(93)	37	(56)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(212)	85	(127)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	4	(1)	3
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	1	0	1
Other comprehensive income	$9,328	$(3,729)	$5,599

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,788	$(718)	$1,070
Less: accretable yield recognized in income	125	(50)	75
Net unrealized gains on investments with OTTI	1,663	(668)	995

Available for sale securities – all other:
Unrealized holding losses	(195)	79	(116)
Less: gains recognized in income	250	(101)	149
Net unrealized gains on all other AFS securities	(445)	180	(265)

Cash flow hedges:
Unrealized holding gains	101	(41)	60

Pension Plan:
Unrealized net actuarial gain	1,069	(430)	639
Less: amortization of unrecognized loss	(133)	53	(80)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	1,195	(480)	715

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(1)	0	(1)
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	6	(2)	4
Other comprehensive income	$2,520	$(1,011)	$1,509

The following table presents the details of accumulated other comprehensive income components for the three months ended March 31, 2014:

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income For the three months ended March 31, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$160	Interest income on taxable investment securities
Taxes	(64)	Tax expense
	$96	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Losses on sales	$(68)	Net losses - other
Taxes	27	Tax benefit
	$(41)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(93)	Salaries and employee benefits
Amortization of transition asset	10	Salaries and employee benefits
Amortization of prior service costs	(3)	Salaries and employee benefits
Taxes	34	Tax benefit
	$(52)	Net of Tax
Net SERP liability adjustment:
Amortization of unrecognized gain	4	Salaries and employee benefits
Amortization of prior service costs	(5)	Salaries and employee benefits
Taxes	0	Tax benefit
	$(1)	Net of Tax

Total reclassifications for the period	$2	Net of tax

Note 11 – Junior Subordinated Debentures and Restrictions on Dividends

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at March 31, 2014), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at March 31, 2014) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.08% at March 31, 2014). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

In January 2010, Trust III issued an additional $3.5 million of 9.875% fixed-rate preferred securities to private investors and issued common securities to First United Corporation with an aggregate liquidation amount of $.1 million. Trust III used the proceeds of the offering to purchase $3.6 million of 9.875% fixed-rate TPS Debentures. Interest on these TPS Debentures is payable quarterly and the TPS Debentures mature in 2040 but are redeemable five years after issuance at First United Corporation’s option.

The TPS Debentures issued to each of the Trusts represent the sole assets of that Trust, and payments of the TPS Debentures by First United Corporation are the only sources of cash flow for the Trust. First United Corporation has the right, without triggering a default, to defer interest on all of the TPS Debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. During a deferral period, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock.

At the request of the Reserve Bank in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. This approval was limited to the March 2014 payments, and the payment of quarterly interest due in any subsequent quarter will be contingent on the Corporation’s receipt of approval from the Reserve Bank to make that payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In April 2014, the Corporation received approval from the Federal Reserve Bank to pay the quarterly interest due on the TPS Debentures in June 2014. In addition to this pre-approval requirement, it should be noted that the Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the Corporation in an aggregate amount necessary for the Corporation to make the quarterly interest payments due in March 2014, June 2014, September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that the Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that the Corporation and/or the Bank do not receive the approvals necessary for the Corporation to make future quarterly interest payments, the Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. Dividends of $.4 million per dividend period continue to accrue, and First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend. In April 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Treasury in May 2014. Cumulative deferred dividends on the Series A Preferred Stock was approximately $5.8 million as of March 31, 2014. No assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. If First United Corporation and/or the Bank do not obtain the regulatory approvals necessary to permit First United Corporation to make a future quarterly interest payment, then First United Corporation would have to again elect to defer quarterly interest payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock or its outstanding shares of Series A Preferred Stock during the deferral period. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

In December 2010, in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock, the Board of Directors of First United Corporation voted to suspend the payment of quarterly cash dividends on the common stock starting in 2011.

Note 12 – Borrowed Funds

The following table summarizes short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Securities sold under agreements to repurchase:
Outstanding at end of period	$43,617	$43,676
Weighted average interest rate at end of period	0.13%	0.14%
Maximum amount outstanding as of any month end	$48,195	$61,354
Average amount outstanding	$43,307	$47,777
Approximate weighted average rate during the period	0.13%	0.13%

At March 31, 2014, the repurchase agreements were secured by $64.9 million in available-for-sale investment securities.

The following table summarizes long-term borrowings with original maturities exceeding one year:

	March 31,	December 31,
(In thousands)	2014	2013
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at March 31, 2014	$135,926	$135,942
Junior subordinated debt, bearing variable interest rates ranging from 2.08% to 2.98% at March 31, 2014	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at March 31, 2014	10,801	10,801
Total long-term debt	$182,656	$182,672

At March 31, 2014, the long-term FHLB advances were secured by $161.6 million in loans and $.6 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2014			December 31, 2013
	Fixed	Floating
(In thousands)	Rate	Rate	Total	Total
Due in 2014	$0	$0	$0	$0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,727	30,929	77,656	77,672
Total long-term debt	$146,727	$35,929	$182,656	$182,672

Note 13 - Pension and SERP Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the three months ended
	March 31,
(In thousands)	2014	2013
Service cost	$65	$57
Interest cost	366	330
Expected return on assets	(665)	(594)
Amortization of transition asset	(10)	(10)
Amortization of net actuarial loss	93	133
Amortization of prior service cost	3	3
Net pension credit included in employee benefits	$(148)	$(81)

SERP	For the three months ended
	March 31,
(In thousands)	2014	2013
Service cost	$24	$30
Interest cost	57	64
Amortization of recognized (gain)/loss	(4)	1
Amortization of prior service cost	5	5
Net SERP expense included in employee benefits	$82	$100

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

Note 14 - Equity Compensation Plan Information

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at March 31, 2014.

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

Stock-based awards were made to non-employee directors in May 2013 pursuant to First United Corporation’s director compensation policy. Five thousand dollars of each director’s annual retainer is paid in shares of stock, with the remainder paid in cash. Beginning in 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 11,304 fully-vested shares of common stock were issued to directors in 2013, which had a fair market value of $7.96 per share. Director stock compensation expense was $22,495 for the three months ended March 31, 2014 and $19,153 for the three months ended March 31, 2013.

Beginning in May 2014, non-employee directors are entitled to receive an annual retainer comprised of 1,000 shares of common stock and $10,000 in cash, although they may elect to receive additional shares of common stock in lieu of the cash portion of their retainers. In the case of such an election, the number of shares to be received will be determined by dividing the cash amount by the fair market value of a share of common stock (as defined in the Omnibus Plan). Prior to May 2014, non-employee directors received $5,000 in stock instead of the 1,000 shares of common stock discussed above.

Note 15 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.1 million of outstanding standby letters of credit at March 31, 2014 and December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2014 and December 31, 2013 is material.

Note 16 – Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2014, swap contracts totaling $15.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012. The five-year $10 million contract matures June 17, 2014 and the seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contracts was ($365) thousand at March 31, 2014 and ($457) thousand at December 31, 2013 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.85 million was posted as collateral as of March 31, 2014.

For the three months ended March 31, 2014, the Corporation recorded an increase in the value of the derivatives of $92 thousand and the related deferred tax benefit of $37 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2014. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2014.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three months ended March 31, 2014 and 2013.

Derivative in Cash Flow Hedging
(In thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2014	$55	$0	$0
March 31, 2013	60	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 17 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2014, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $9.7 million at March 31, 2014 and December 31, 2013.

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

At March 31, 2014 and December 31, 2013, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statement of Financial Condition. As of March 31, 2014, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	March 31,	December 31,
(In thousands)	2014	2013
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,845	$4,980
Maximum exposure to loss	4,845	4,980

Note 18 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is posted by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 16 to the Consolidated Financial Statements for more information.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2014
Interest Rate Swap Agreements	$365	$0	$365	$(365)	$0	$0

Repurchase Agreements	$43,617	$0	$43,617	$(43,617)	$0	$0
December 31, 2013
Interest Rate Swap Agreements	$457	$0	$457	$(457)	$0	$0

Repurchase Agreements	$43,676	$0	$43,676	$(43,676)	$0	$0

Note 19 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

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

At March 31, 2014, the Corporation had total assets of $1.4 billion, net loans of $801.5 million, and deposits of $1.0 billion. Shareholders’ equity at March 31, 2014 was approximately $107.9 million.

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

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of accounting guidance for subsequent measurement in ASC Topic 320, Investments – Debt and Equity Securities (Section 320-10-35), management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first component is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the Investment Securities section of the Consolidated Balance Sheet Review.

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. The Corporation measures the fair market values of its investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 9 to the consolidated financial statements presented elsewhere in this report.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 13 to the consolidated financial statements presented elsewhere in this report.

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2013.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three months ended March 31, 2014 and 2013 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the three months ended March 31,
	2014	2013
Per Share Data
Basic and diluted net income per common share	$0.15	$0.24
Book Value	$12.54	$11.50

Significant Ratios
Return on Average Assets (a)	0.41%	0.59%
Return on Average Equity (a)	5.18%	7.81%
Average Equity to Average Assets	8.73%	7.57%

(a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $.9 million for the first three months of 2014, compared to a net income available to common shareholders of $1.5 million for the same period of 2013. Basic and diluted net income per common share for the first three months of 2014 was $.15, compared to basic and diluted net income per common share of $.24 for the same period of 2013. The decrease in earnings was due to a decrease of $.5 million in interest income, primarily interest on loans, a decrease of $.6 million in other operating income attributable to declines of $.4 in net gains and $.2 million in service charge income as well as an increase of $.2 million in other operating expenses offset by a $.5 million decrease in provision expense. The increase in other operating expenses was attributable to an increase of $.4 in other real estate owned (“OREO”) expenses relating to increases in the valuation allowance, offset by a decrease of $.2 million in salaries and benefits. The net interest margin for the first three months of 2014, on a fully tax equivalent (“FTE”) basis, decreased to 3.07% from 3.26% for the first three months of 2013. The net interest margin for the year ended December 31, 2013, on a FTE basis, was 3.25%.

The provision for loan losses decreased to $.4 million for the three months ended March 31, 2014, compared to $.9 million for the same period of 2013. The lower provision expense was primarily due to the lower level of loans, combined with the impact of a lower historical charge-off rate, which were partially offset by higher charge-offs. Through the first three months of 2014, we saw a continued reduction in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as a reduction in the level of classified assets and non-performing loans. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.1 million during the three months ended March 31, 2014 when compared to the same period of 2013 due primarily to a decrease of $10.2 million in average interest-bearing deposits. During 2014, the Bank’s treasury team will continue to monitor rates on our deposits and increase special pricing only for full relationship customers. Our retail staff continues to focus on shifting our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts.

Other operating income decreased $.6 million during the first three months of 2014 when compared to the same period of 2013. This decrease was primarily attributable to net losses of $63,000 for the first three months of 2014 compared to net gains of $.3 million for the first three months of 2013.

Operating expenses increased $.2 million in the first three months of 2014 when compared to the same period of 2013. This increase was due to an increase of $.4 million in the valuation allowance on OREO offset by a decline of $.2 million in salaries and benefits.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans	$809,452	$9,348	4.68%	$871,160	$10,695	4.98%
Investment securities	353,226	2,572	2.95%	243,990	1,750	2.91%
Other interest earning assets	47,881	91	0.76%	75,429	84	0.45%
Total earning assets	$1,210,559	12,011	4.02%	$1,190,579	12,529	4.27%

Interest-bearing liabilities
Interest-bearing deposits	$$791,890	1,167	0.60%	$802,053	1,327	0.67%
Short-term borrowings	43,374	14	0.13%	38,520	14	0.15%
Long-term borrowings	182,662	1,654	3.67%	182,725	1,614	3.58%
Total interest-bearing liabilities	$1,017,926	2,835	1.13%	$1,023,298	2,955	1.17%

Net interest income and spread		$9,176	2.89%		$9,574	3.10%
Net interest margin			3.07%			3.26%

Note: Interest income and yields are presented on a FTE basis using a 40% tax rate.

Net interest income on a FTE basis decreased $.4 million during the first three months of 2014 over the same period in 2013 due to a $.5 million (4.13%) decrease in interest income, which was partially offset by a $.1 million (4.06%) decrease in interest expense. The decrease in interest income was primarily due to the $61.7 million reduction in the average balance of loans when comparing the first three months of 2014 to the same period of 2013. The lower yields on loans also contributed to the decline in interest income when comparing the two periods. The decline in interest income was partially offset by a decline in interest expense due to the reduction in average balances in interest-bearing deposits. We saw a decrease in the net interest margin in the first three months of 2014 to 3.07% when compared to 3.25% for the year ended December 31, 2013 and 3.26% for the first three months of 2013.

There was an overall $20.0 million increase in average interest-earning assets, driven by a $109.2 million increase in investments, offset by decreases of $61.7 million in loans and $27.5 million in other interest earning assets primarily due to the shift in cash to investments.

Interest expense decreased during the first three months of 2014 when compared to the same period of 2013 due primarily to an overall reduction in average interest-bearing liabilities of $5.4 million. The overall effect was a 4 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.17% for the three months ended March 31, 2013 to 1.13% for the same period of 2014.

Provision for Loan Losses

The provision for loan losses was $.4 million for the first three months of 2014, compared to $.9 million for the same period of 2013.  The lower provision expense was primarily due to the lower level of loans, combined with the impact of a lower historical charge-off rate, which were partially offset by higher charge-offs. Through the first three months of 2014, we saw a continued reduction in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as a reduction in the level of classified assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.2 million during the first three months of 2014 when compared to the same period of 2013. The decrease was due to the $.2 million reduction in service charge income.

Net losses of $63,000 were reported through other income in the first three months of 2014, compared to net gains of $.3 million during the same period of 2013. The losses reported in the first quarter of 2014 were due to reduced gains on sales of investment securities when compared to the same period of 2013.

The following table shows the major components of other operating income for the three months ended March 31, 2014 and 2013, exclusive of net gains:

	Income as % of Total Other Operating Income
	For the three months ended
	March 31,
	2014	2013
Service charges	23%	27%
Trust department	41%	37%
Debit card Income	15%	15%
Bank owned life insurance	8%	8%
Brokerage income	7%	5%
Other income	6%	8%
	100%	100%

Other Operating Expenses

Operating expenses increased $.2 million in the first three months of 2014 when compared to the same period of 2013 due to an increase of $.4 million in the valuation allowance on OREO offset by a decline of $.2 million in salaries and benefits.

The composition of other operating expenses for the three months ended March 31, 2014 and 2013 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the three months ended
	March 31,
	2014	2013
Salaries and employee benefits	48%	50%
FDIC premiums	4%	5%
Occupancy, equipment and data processing	21%	22%
Other Real Estate Owned	5%	0%
Other	22%	23%
	100%	100%

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

The effective tax rate for the first three months of 2014 was 23.4%, compared to an effective tax rate of 22.8% for the first three months of 2013. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets increased slightly to $1.4 billion at March 31, 2014 when compared to $1.3 billion at December 31, 2013. During the first three months of 2014, cash and interest-bearing deposits in other banks increased $.8 million, the investment portfolio increased $23.8 million, and gross loans increased $3.8 million. Total liabilities increased by approximately $15.4 million during the first three months of 2014 due to an increase of $23.6 million in deposits offset by an $8.1 million decrease in other liabilities. Comparing March 31, 2014 to December 31, 2013, shareholders’ equity increased $6.5 million as a result of increased earnings of $.9 million and a decrease of $5.6 million in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(In thousands)	March 31, 2014		December 31, 2013
Commercial real estate	$259,837	32%	$267,978	33%
Acquisition and development	101,985	12%	107,250	13%
Commercial and industrial	78,724	10%	59,788	7%
Residential mortgage	349,698	43%	350,906	44%
Consumer	23,793	3%	24,318	3%
Total Loans	$814,037	100%	$810,240	100%

Comparing March 31, 2014 to December 31, 2013, outstanding loans increased by $3.8 million (.47%). Commercial Real Estate (“CRE”) loans decreased $8.1 million as a result of the payoff of a large loan and ongoing scheduled principal payments. Acquisition and development (“A&D”) loans decreased $5.3 million due to regularly scheduled principal payments and $3.5 million of payoffs. Commercial and industrial (“C&I”) loans increased $18.9 million due primarily to one new loan relationship during the first quarter of 2014. Residential mortgages decreased by $1.2 million due to scheduled principal payments. The Bank continues to use Fannie Mae for the majority of new, longer term, fixed rate residential loan originations. The consumer portfolio decreased $.5 million due primarily to principal amortization in the portfolio. At March 31, 2014, approximately 53% of the commercial loan portfolio was collateralized by real estate compared to 57% at December 31, 2013.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(In thousands)	March 31, 2014	% of Applicable Portfolio	December 31, 2013	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$7,329	2.82%	$7,433	2.80%
Acquisition and development	6,208	6.09%	5,632	5.30%
Commercial and industrial	41	0.05%	191	0.30%
Residential mortgage	3,565	1.02%	4,126	1.20%
Consumer	0	0.00%	14	0.10%
Total non-accrual loans	$17,143	2.11%	$17,396	2.15%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$214		$65
Acquisition and development	3		282
Commercial and industrial	33		133
Residential mortgage	117		730
Consumer	8		24
Total loans past due 90 days or more	$375		$1,234

Total non-accrual and accruing loans past due 90 days or more	$17,518		$18,630

Restructured Loans (TDRs):
Performing	$8,910		$10,567
Non-accrual (included above)	8,391		7,380
Total TDRs	$17,301		$17,947

Other Real Estate Owned	$15,613		$17,031

Impaired loans without a valuation allowance	$24,443		$24,296
Impaired loans with a valuation allowance	7,282		9,013
Total impaired loans	$31,725		$33,309
Valuation allowance related to impaired loans	$2,042		$2,283

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $14.6 million at March 31, 2014 and $15.9 million at December 31, 2013. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $.3 million during the three months ended March 31, 2014, due to the reclassification of two mortgage loans totaling $.3 million out of impaired status due to improved performance. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$277	2	$257
All other CRE	2	3,284	2	3,313
Acquisition and development
1-4 family residential construction	1	1,052	1	1,547
All other A&D	6	2,462	7	3,867
Commercial and industrial	2	620	2	614
Residential mortgage
Residential mortgage – term	7	1,215	6	969
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	20	$8,910	20	$10,567

Non-accrual
Commercial real estate
Non owner-occupied	1	$458	1	$448
All other CRE	4	2,641	3	2,217
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	5	4,907	4	4,075
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	385	3	640
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	12	8,391	11	7,380
Total TDRs	32	$17,301	31	$17,947

The level of TDRs decreased $.7 million during the three months ended March 31, 2014. One loan totaling $.1 million was added to performing TDRs, one loan totaling $.4 million was added to non-performing TDRs, and two loans already in performing TDRs were re-modified. One loan totaling $.1 million that had been modified prior to December 31, 2013 at a market rate is no longer reported as a performing TDR because the borrower had made at least six consecutive payments and was current at the time of reclassification. There was a charge-off of $.6 million to a non-performing A&D loan during the three months ended March 31, 2014 and $.5 million in principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(in thousands)	2014	2013
Balance, January 1	$13,594	$16,047
Charge-offs:
Commercial real estate	(21)	0
Acquisition and development	(819)	(4)
Commercial and industrial	(152)	(876)
Residential mortgage	(468)	(155)
Consumer	(179)	(143)
Total charge-offs	(1,639)	(1,178)
Recoveries:
Commercial real estate	10	100
Acquisition and development	12	8
Commercial and industrial	3	49
Residential mortgage	49	31
Consumer	179	103
Total recoveries	253	291
Net credit losses	(1,386)	(887)
Provision for loan losses	364	865
Balance at end of period	$12,572	$16,025

Allowance for loan losses to loans outstanding (as %)	1.54%	1.86%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.69%	0.41%

The ALL decreased to $12.6 million at March 31, 2014, from $13.6 million at December 31, 2013 and $16.0 million at March 31, 2013. The provision for loan losses for the first three months of 2014 decreased to $.4 million from $.9 million for the same period in 2013. Net charge-offs increased to $1.4 million for the three months ended March 31, 2014, compared to $.9 million for the three months ended March 31, 2013. Included in the net charge-offs for the quarter ended March 31, 2014 were $.8 million of charge-offs relating to two A&D loans. The lower provision expense was due to the significantly lower level of loans as compared with the same period of the prior year, combined with the impact of a lower historical charge-off rate, which were partially offset by the higher net charge-offs. The ratio of the ALL to loans outstanding as of March 31, 2014 was 1.54%, which was lower than the 1.86% for the same period last year, due primarily to the lower historical charge-off rate.

The ratio of net charge-offs to average loans for the three months ended March 31, 2014 was an annualized .69%, compared to an annualized .41% for the same period in 2013 and .34% for the year ended December 31, 2013. The CRE portfolio had an annualized net charge-off rate as of March 31, 2014 of .02% compared to a net recovery rate of .27% as of December 31, 2013. The annualized net charge-off rate for A&D loans as of March 31, 2014 was 3.09% compared to an annualized net charge-off rate of 1.78% as of December 31, 2013. The ratios for C&I loans were .86% and 1.53% for March 31, 2014 and December 31, 2013, respectively. The residential mortgage ratios were .48% and .08% for March 31, 2014 and December 31, 2013, respectively, and the consumer loan ratios were .00% and .83% for March 31, 2014 and December 31, 2013, respectively.

Accruing loans past due 30 days or more declined to 1.69% of the loan portfolio at March 31, 2014, compared to 2.10% at December 31, 2013. The decrease for the first three months of 2014 was primarily due to a decrease of $2.2 million in past-due accruing residential mortgage term loans and $1.4 million in all other CRE loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the three-month periods ended March 31, 2014 and March 31, 2013, total non-accrual loan balances have declined slightly. Non-accrual loans totaled $17.1 million as of March 31, 2014, compared to $17.4 million as of December 31, 2013 and $22.6 million as of March 31, 2013. Non-accrual loans which have been subject to a partial charge-off totaled $5.6 million as of March 31, 2014, compared to $1.9 million as of December 31, 2013.

Management believes that the ALL at March 31, 2014 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2014, the total amortized cost basis of the available-for-sale investment portfolio was $383.7 million, compared to a fair value of $361.5 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2014			December 31, 2013
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(Dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. Treasury Bills	$23,500	$23,500	6%	$0	$0	0%
U.S. government agencies	89,761	85,965	24%	97,242	92,035	27%
Residential mortgage-backed agencies	113,815	110,452	31%	116,933	112,444	33%
Commercial mortgage-backed agencies	39,296	38,338	11%	31,025	29,905	9%
Collateralized mortgage obligations	29,498	29,000	8%	30,468	29,390	9%
Obligations of state and political subdivisions	50,629	51,117	14%	55,505	55,277	17%
Collateralized debt obligations	37,249	23,093	6%	37,146	17,538	5%
Total available for sale	$383,748	$361,465	100%	$368,319	$336,589	100%
Securities Held to Maturity:
Obligations of state and political subdivisions	$2,860	$2,444	100%	$3,900	$3,590	100%

Total investment securities available-for-sale increased $24.9 million since December 31, 2013. At March 31, 2014, the securities classified as available-for-sale included a net unrealized loss of $22.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

As discussed in Note 9 to the consolidated financial statements presented elsewhere in this report, the Corporation measures fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $338.4 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized losses of $8.1 million at March 31, 2014. The remaining $23.1 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $15.1 million in unrealized losses associated with this portfolio relates to 14 of the 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $8.3 million represent non-credit related OTTI charges on 13 of the securities, while $6.8 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2014.

Level 3 Investment Securities Available for Sale

(Dollars In Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	505	513	8	C	303,112	19.46%	64,500	(2,561)	-3.97%	7 / 11
Preferred Term Security XI*	B-1	1,333	641	(692)	C	635,775	25.05%	401,515	(83,002)	-20.67%	43 / 60
Preferred Term Security XVI*	C	365	1,307	942	C	606,040	32.36%	344,800	(96,512)	-27.99%	37 / 54
Preferred Term Security XVIII	C	3,048	1,442	(1,606)	C	676,565	22.51%	455,984	(44,302)	-9.63%	52 / 72
Preferred Term Security XVIII*	C	2,159	961	(1,198)	C	676,565	22.51%	459,984	(44,302)	-9.63%	52 / 72
Preferred Term Security XIX*	C	3,077	1,379	(1,698)	C	700,535	17.37%	476,546	(80,230)	-16.84%	49 / 63
Preferred Term Security XIX*	C	1,332	591	(741)	C	700,535	17.37%	476,546	(80,230)	-16.84%	49 / 63
Preferred Term Security XIX*	C	1,333	591	(742)	C	700,535	17.37%	476,546	(80,230)	-16.84%	49 / 63
Preferred Term Security XIX*	C	2,235	985	(1,250)	C	700,535	17.37%	476,546	(80,230)	-16.84%	49 / 63
Preferred Term Security XXII*	C-1	4,036	2,538	(1,498)	C	1,386,600	20.95%	955,600	(67,275)	-7.04%	63 / 88
Preferred Term Security XXII*	C-1	1,614	1,015	(599)	C	1,386,600	20.95%	955,600	(67,275)	-7.04%	63 / 88
Preferred Term Security XXIII*	C-1	2,000	972	(1,028)	C	1,467,000	19.09%	912,653	(23,345)	-2.56%	88 / 109
Preferred Term Security XXIII*	D-1	2,416	2,435	19	C	1,467,000	19.09%	912,653	(139,012)	-15.23%	88 / 109
Preferred Term Security XXIII*	D-1	805	811	6	C	1,467,000	19.09%	912,653	(139,012)	-15.23%	88 / 109
Preferred Term Security XXIV*	C-1	991	528	(463)	C	1,050,600	31.17%	654,644	(175,964)	-26.88%	56 / 85
Preferred Term Security I-P-I	B-2	2,000	1,470	(530)	CCC-	351,000	9.26%	155,800	12,682	8.14%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,843	(1,157)	CCC-	325,000	0.00%	172,250	33,772	19.61%	19 / 19
Preferred Term Security I-P-IV	B-1	5,000	3,071	(1,929)	CCC-	325,000	0.00%	172,250	33,772	19.61%	19 / 19

Total Level 3 Securities Available for Sale		37,249	23,093	(14,156)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 32.36% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of ASC Topic 320 (Section 320-10-35), management must assess whether (a) the Corporation has the intent to sell the security and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first component is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the security, (4) changes in the rating of a security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of March 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2014, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between March 31, 2014 and December 31, 2013. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2014.

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

On December 10, 2013, to implement Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “Dodd-Frank Act”), the four federal banking regulatory agencies and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (i) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (ii) a commodity pool with certain characteristics, and/or (iii) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 18 CDOs held by the Bank, 15 were issued in exempt offerings. The three remaining CDOs are collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

The Volcker Rule defines an “ownership interest” as an equity, partnership or other similar interest. The CDOs are debt securities (promissory notes) issued by corporations that call for regularly-scheduled payments of principal and interest, with interest calculated either at a fixed-rate or at a rate that is tied to LIBOR. Accordingly, none of the CDOs represent an equity or partnership interest in the issuers. In their adopting rule release, the agencies stated that debt securities evidencing “typical extensions of credit” – those that “provide for payment of stated principal and interest calculated at a fixed rate or at a floating rate based on an index or interbank rate” – do not generally meet the definition of “other similar interest”. To be considered an “other similar interest”, a debt security must exhibit one or more of the following characteristics on a current, future, or contingent basis:

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

Based on its review, management concluded that the three CDOs evidence “typical extensions of credit” and do not exhibit any of the seven characteristics discussed above. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, the Corporation has the current intent and ability to hold these CDOs until maturity.

In conclusion, as of December 31, 2013, all CDO securities owned by the Company are not subject to application of the Volcker Rule and therefore reaffirm our intent of the ability to hold.

During the first quarter of 2014 and following the promulgation of the Volcker Rule, the fair value of the CDO portfolio improved significantly. The improvement was due to several factors including improved financial condition of the underlying bank issuers, improved cash flows and a lower discount rate. As banks resumed payments of previously deferred interest during the quarter, cash flow projections for the securities increased. In addition, the discount rate utilized in the cash flow models was reduced as the base line current market yield for comparable corporate and structured products improved and the projected credit performance of the CDOs improved with favorable market conditions. The resulting increase in cash flow projections over the remaining life of the securities yielded a higher fair market value.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. Management believes that, as of March 31, 2014, we maintain sufficient capital and liquidity to cover the additional capital requirements of these securities and future operating expenses. Additionally, we do not anticipate any material commitments or expected outlays of capital in the near term.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(In thousands)	March 31, 2014		December 31, 2013
Non-interest bearing demand deposits	$212,187	21%	$189,500	19%
Interest-bearing deposits:
Demand	134,562	13	129,074	13
Money Market:
Retail	215,960	22	215,842	22
Savings deposits	121,488	12	116,345	12
Time deposits less than $100,000:
Retail	163,756	16	169,136	17
Brokered/CDARS	932	0	0	0
Time deposits $100,000 or more:
Retail	147,946	15	151,928	16
Brokered/CDARS	4,198	1	5,578	1
Total Deposits	$1,001,029	100%	$977,403	100%

Total deposits increased $23.6 million during the first three months of 2014 when compared to deposits at December 31, 2013. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $22.7 million. Traditional savings accounts increased $5.1 million due to continued growth in our Prime Saver product. Total demand deposits increased $5.5 million and money market accounts remained stable. Time deposits less than $100,000 declined $4.4 million and time deposits greater than $100,000 decreased $5.4 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(In thousands)	2014	2013
Securities sold under agreements to repurchase	$43,617	$43,676
Total short-term borrowings	$43,617	$43,676

FHLB advances	$135,926	$135,942
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,656	$182,672

Total short-term borrowings remained stable when comparing March 31, 2014 to December 31, 2013. Long-term borrowings decreased by $34.0 thousand during the first three months of 2014 due to the scheduled monthly amortization of long-term advances.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, PNC, SunTrust).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At March 31, 2014, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2014, the Bank had $40.0 million available through unsecured lines of credit with correspondent banks, $30.1 million through a secured line of credit with the Fed Discount Window and approximately $13.3 million at FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	March 31, 2014	December 31, 2013	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.70%	15.29%	8.00%	10.00%
First United Bank & Trust	16.50%	16.17%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.16%	13.65%	4.00%	6.00%
First United Bank & Trust	15.28%	14.89%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	11.25%	10.97%	4.00%	5.00%
First United Bank & Trust	11.98%	11.93%	4.00%	5.00%

As of March 31, 2014, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. All capital ratios increased at March 31, 2014 when compared to December 31, 2013.

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

The total risk-based capital ratios of First United Corporation include $39.3 million of junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at March 31, 2014, under guidance issued by the Federal Reserve.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation deferred the payment of cash dividends on the Series A Preferred Stock beginning with the payment that was due on November 15, 2010. As of March 31, 2014, this deferral election remained in effect. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares and pays the next quarterly cash dividend. In April 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment of $.7 million due to the Treasury in May 2014. In addition, cumulative deferred dividends on the Series A Preferred Stock was approximately $5.8 million as of March 31, 2014 will also be paid. No assurance can be given that First United Corporation will make the quarterly dividend payments due in any future quarter. If First United Corporation and/or the Bank do not obtain the regulatory approvals necessary to permit First United Corporation to make a future quarterly dividend payment, then First United Corporation would have to again elect to defer quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock. First United Corporation’s ability to pay cash dividends in the future will depend primarily on our earnings in future periods.

On December 15, 2010, also at the request of the Reserve Bank, the Board of Directors of First United Corporation elected to defer quarterly interest payments under the TPS Debentures beginning with the payments that were due in March 2011. In February 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 of current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 of current interest was paid to Trust III on March 15, 2014. This approval was limited to the March 2014 payments, and the payment of quarterly interest due in any subsequent quarter will be contingent on the Corporation’s receipt of approval from the Reserve Bank to make that payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In April 2014, the Corporation received approval from the Federal Reserve Bank to pay the quarterly interest due on the TPS Debentures in June 2014. In addition to this pre-approval requirement, it should be noted that the Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the FDIC and the Maryland Commissioner. Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the Corporation in an aggregate amount necessary for the Corporation to make the quarterly interest payments due in March 2014, June 2014, September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that the Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that the Corporation and/or the Bank do not receive the approvals necessary for the Corporation to make future quarterly interest payments, the Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $89.4 million and $1.1 million, respectively, at March 31, 2014, compared to $97.7 million and $1.1 million, respectively, at December 31, 2013. We are not a party to any other off-balance sheet arrangements.

See Note 12 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Market Risk and Interest Sensitivity”. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2013. We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2014 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first three months of 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Management does not believe that any material changes in our risk factors have occurred since December 31, 2013 except as follows:

Risks Relating to First United Corporation and its Affiliates

Because First United Corporation has failed to make six quarterly dividend payments on the Series A Preferred Stock, the holders thereof have the right to elect up to two additional directors to First United Corporation’s Board of Directors.

The terms of the Series A Preferred Stock permit the Corporation to defer the payment of quarterly dividends, but, in that case, undeclared dividends will continue to accrue and must be paid in full at the time the Corporation terminates the dividend deferral. The terms further provide that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting the Corporation’s Board of Directors will automatically be increased by two. Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock, voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (the “Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. Once all accrued and unpaid dividends for all prior dividend periods, including the latest completed dividend period, have been declared and paid in full, however, such right will terminate (subject to revesting in the event of future deferrals) and any Preferred Stock Directors who have been elected will cease to be qualified as directors, their terms of office will terminate immediately and the authorized number of directors will be reduced by the number of previously-elected Preferred Stock Directors.

The Corporation currently does not have any outstanding stock with voting rights on par with the Series A Preferred Stock. As of the date of this report, the Corporation has deferred the payment of cash dividends on the Series A Preferred Stock for more than six quarterly dividend periods, since November 15, 2010 and, as a result, the Treasury has the right to inform the Corporation that it intends to elect Preferred Stock Directors. On April 23, 2014, after receiving approval from the Reserve Board, the Corporation’s Board of Directors declared the cash dividend on the Series A Preferred Stock that is due on May 15, 2014 and authorized the payment of all accrued but unpaid dividends for all prior dividend periods. If and when such dividends are paid, therefore, Treasury’s right to elect two Preferred Stock Directors will terminate. Until further notice from the Reserve Board, however, the Corporation must obtain the Reserve Board’s prior approval before declaring or paying any future quarterly dividend, which will depend on, among other things, the Corporation’s financial condition and results of operations and its receipt of cash dividends from the Bank. The Bank’s regulators have the ability to prohibit the Bank from paying dividends to the Corporation if they determine that such payment could be detrimental to the Bank. Accordingly, no assurance can be given that the holders of the Series A Preferred Stock will not have a right to elect up to two Preferred Stock Dividends in the future.

Risks Relating to First United Corporation’s Securities

The terms of the Series A Preferred Stock limit First United Corporation’s ability to pay dividends and make other distributions on its common stock, and First United Corporation’s deferral of dividend payments under the Series A Preferred Stock could trigger additional dividend restrictions.

The terms of the Series A Preferred Stock prohibit the Corporation from declaring or paying any dividends or making other distributions on the outstanding shares of its common stock, and from repurchasing, redeeming or otherwise acquiring shares of its common stock, if the Corporation is in arrears on any quarterly cash dividend due on the Series A Preferred Stock. On November 15, 2010, at the request of the Reserve Bank, the Corporation elected to defer regularly scheduled quarterly cash dividend payments under the Series A Preferred Stock, starting with the dividend payment that was due on November 15, 2010. As a result, the Corporation is currently prohibited from declaring or paying dividends on the outstanding shares of its common stock. As noted above, the Corporation’s Board of Directors declared the cash dividend on the Series A Preferred Stock that is due on May 15, 2014 and authorized the payment of all accrued but unpaid dividends for all prior dividend periods. If and when such dividends are paid, the foregoing dividend and distribution restrictions will terminate. Because the Corporation’s ability to declare and pay future dividends is subject to prior Reserve Board approval and, to a large extent, the Bank’s ability to pay dividends to the Corporation, however, no assurance can be given that these restrictions will not be imposed in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

As previously reported in First United Corporation’s SEC reports and as discussed in Item 2 of Part I of this report, the terms of First United Corporation’s Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. At the request of the Reserve Bank, First United Corporation has not declared or paid cash dividends on its Series A Preferred Stock since August 15, 2010. Cumulative deferred dividends on the Series A Preferred Stock was approximately $5.8 million at March 31, 2014. First United Corporation will be required to pay all accrued and unpaid dividends if and when the Board of Directors declares the next quarterly cash dividend.

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

FIRST UNITED CORPORATION

Date: May 12, 2014	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date May 12, 2014	/s/ Carissa L. Rodeheaver
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

