Form 10-Q
period 2014-06-30
FIRST UNITED CORP/MD/
filed 2014-08-12
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,228,366 shares of common stock, par value $.01 per share, as of July 31, 2014.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$54,421	$32,895
Interest bearing deposits in banks	7,638	10,168
Cash and cash equivalents	62,059	43,063
Investment securities – available-for-sale (at fair value)	205,258	336,589
Investment securities – held to maturity (fair value $107,161 at June 30, 2014
and $3,590 at December 31, 2013, respectively)	107,586	3,900
Restricted investment in bank stock, at cost	7,480	7,913
Loans	825,138	810,240
Allowance for loan losses	(12,463)	(13,594)
Net loans	812,675	796,646
Premises and equipment, net	26,312	26,905
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	32,901	32,413
Deferred tax assets	23,106	29,209
Other real estate owned	12,288	17,031
Accrued interest receivable and other assets	26,906	28,830
Total Assets	$1,327,575	$1,333,503
Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$193,983	$175,863
Interest bearing deposits	784,757	801,540
Total deposits	978,740	977,403

Short-term borrowings	37,913	43,676
Long-term borrowings	182,640	182,672
Accrued interest payable and other liabilities	16,371	28,412
Total Liabilities	1,215,664	1,232,163
Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on June 30, 2014 and December 31, 2013 (discount of $0 and $6, respectively)	30,000	29,994
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,228 shares at June 30, 2014 and 6,211 at December 31, 2013, respectively	62	62
Surplus	21,717	21,661
Retained earnings	75,184	73,836
Accumulated other comprehensive loss	(15,052)	(24,213)
Total Shareholders’ Equity	111,911	101,340
Total Liabilities and Shareholders’ Equity	$1,327,575	$1,333,503

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Interest income
Interest and fees on loans	$18,697	$21,021
Interest on investment securities
Taxable	3,744	2,297
Exempt from federal income tax	804	868
Total investment income	4,548	3,165
Other	176	181
Total interest income	23,421	24,367
Interest expense
Interest on deposits	2,335	2,609
Interest on short-term borrowings	30	29
Interest on long-term borrowings	3,197	3,253
Total interest expense	5,562	5,891
Net interest income	17,859	18,476
Provision for loan losses	941	946
Net interest income after provision for loan losses	16,918	17,530
Other operating income
Changes in fair value on impaired securities	5,070	2,353
Portion of gain recognized in other comprehensive income (before taxes)	(5,070)	(2,353)
Net securities impairment losses recognized in operations	0	0
Net gains – other	961	356
Total net gains	961	356
Service charges	1,466	1,757
Trust department	2,568	2,389
Debit card income	987	984
Bank owned life insurance	488	499
Brokerage commissions	406	361
Other	360	356
Total other income	6,275	6,346
Total other operating income	7,236	6,702
Other operating expenses
Salaries and employee benefits	9,703	9,640
FDIC premiums	882	929
Equipment	1,306	1,291
Occupancy	1,276	1,384
Data processing	1,576	1,499
Other real estate owned	1,614	(48)
Other	4,447	4,598
Total other operating expenses	20,804	19,293
Income before income tax expense	3,350	4,939
Applicable income tax expense	752	1,175
Net Income	2,598	3,764
Accumulated preferred stock dividends and discount accretion	(1,250)	(878)
Net Income Available to Common Shareholders	$1,348	$2,886
Basic and diluted net income per common share	$0.22	$0.47
Weighted average number of basic and diluted shares outstanding	6,217	6,203

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2013
	(Unaudited)
Interest income
Interest and fees on loans	$9,359	$10,336
Interest on investment securities
Taxable	1,756	1,155
Exempt from federal income tax	393	440
Total investment income	2,149	1,595
Other	159	148
Total interest income	11,667	12,079
Interest expense
Interest on deposits	1,168	1,282
Interest on short-term borrowings	16	15
Interest on long-term borrowings	1,543	1,639
Total interest expense	2,727	2,936
Net interest income	8,940	9,143
Provision for loan losses	577	81
Net interest income after provision for loan losses	8,363	9,062
Other operating income
Changes in fair value on impaired securities	681	691
Portion of gain recognized in other comprehensive income (before taxes)	(681)	(691)
Net securities impairment losses recognized in operations	0	0
Net gains – other	1,024	27
Total net gains	1,024	27
Service charges	757	871
Trust department	1,316	1,190
Debit card income	530	508
Bank owned life insurance	245	250
Brokerage commissions	201	199
Other	186	99
Total other income	3,235	3,117
Total other operating income	4,259	3,144
Other operating expenses
Salaries and employee benefits	5,018	4,796
FDIC premiums	491	478
Equipment	651	649
Occupancy	621	680
Data processing	794	770
Other real estate owned	1,157	(66)
Other	2,312	2,450
Total other operating expenses	11,044	9,757
Income before income tax expense	1,578	2,449
Applicable income tax expense	338	607
Net Income	1,240	1,842
Accumulated preferred stock dividends and discount accretion	(803)	(441)
Net Income Available to Common Shareholders	$437	$1,401
Basic and diluted net income per common share	$0.07	$0.23
Weighted average number of basic and diluted shares outstanding	6,222	6,207

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Comprehensive Income/(Loss) (in thousands)	(Unaudited)
Net Income	$2,598	$3,764

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	3,042	1,408

Net unrealized gains/(losses) on all other AFS securities	8,342	(5,729)

Net unrealized losses on HTM securities	(2,372)	0

Net unrealized gains on cash flow hedges	111	138

Net unrealized gains on Pension	37	91

Net unrealized gains on SERP	1	7

Other comprehensive income/(loss), net of tax	9,161	(4,085)

Comprehensive income/(loss)	$11,759	$(321)

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands)

	Three Months Ended
	June 30,
Comprehensive Income/(Loss) (in thousands)	2014	2013
Net Income	$1,240	$1,842

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	408	413

Net unrealized gains/(losses) on all other AFS securities	5,306	(5,464)

Net unrealized losses on HTM securities	(2,372)	0

Net unrealized gains on cash flow hedges	56	78

Net unrealized gains/(losses) on Pension	164	(624)

Net unrealized gains on SERP	0	3

Other comprehensive income/(loss), net of tax	3,562	(5,594)

Comprehensive income/(loss)	$4,802	$(3,752)

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings (unaudited)	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
Balance at January 1, 2013	$29,925	$62	$21,573	$69,168	$(21,823)	$98,905

Net income				6,446		6,446
Other comprehensive loss					(2,390)	(2,390)
Stock based compensation			88			88
Preferred stock discount accretion	69			(69)		0
Preferred stock dividends deferred				(1,709)		(1,709)

Balance at December 31, 2013	29,994	62	21,661	73,836	(24,213)	101,340

Net income				2,598		2,598
Other comprehensive income					9,161	9,161
Stock based compensation			56			56
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(1,244)		(1,244)

Balance at June 30, 2014	$30,000	$62	$21,717	$75,184	$(15,052)	$111,911

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$2,598	$3,764
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for loan losses	941	946
Depreciation	994	1,026
Stock compensation	56	43
Loss/(gain) on sales of other real estate owned	970	(62)
Write-downs of other real estate owned	443	37
Gain on loan sales	(18)	(131)
Loss on disposal of fixed assets	3	2
Net amortization of investment securities discounts and premiums	64	697
Loss/(gain) on sales of investment securities – available-for-sale	154	(227)
Gain on sales of investment securities – held for trading	(1,100)	0
Amortization of deferred loan fees	(218)	(265)
Decrease in accrued interest receivable and other assets	1,985	3,820
Decrease in deferred tax benefit	2	0
(Decrease)/increase in accrued interest payable and other liabilities	(5,354)	1,502
Earnings on bank owned life insurance	(488)	(499)
Net cash (used in)/provided by operating activities	1,032	10,653

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	100,719	20,705
Proceeds from maturities/calls of investment securities held-to-maturity	1,509	140
Proceeds from sales of investment securities available-for-sale	56,222	35,136
Proceeds from sales of investment securities held for trading	1,100	0
Purchases of investment securities available-for-sale	(114,752)	(144,941)
Purchases of investment securities held-to-maturity	(1,256)	0
Proceeds from sales of other real estate owned	4,745	2,865
Proceeds from loan sales	2,104	18,049
Net decrease in FHLB stock	433	496
Net (increase)/decrease in loans	(20,253)	9,184
Purchases of premises and equipment	(404)	(727)
Net cash provided by/(used in) investing activities	30,167	(59,093)

Financing activities
Net increase/(decrease) in deposits	1,337	(4,225)
Preferred stock dividends paid	(7,745)	0
Net (decrease)/increase in short-term borrowings	(5,763)	11,697
Payments on long-term borrowings	(32)	(31)
Net cash (used in)/provided by financing activities	(12,203)	7,441
Increase/(decrease) in cash and cash equivalents	18,996	(40,999)
Cash and cash equivalents at beginning of the year	43,063	83,068
Cash and cash equivalents at end of period	$62,059	$42,069

Supplemental information
Interest paid	$12,327	$4,868
Non-cash investing activities:
Transfers from loans to other real estate owned	$1,415	$4,671
Transfers from securities available for sale to held-to-maturity	$103,934	$0

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2014 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on earnings per share during loss periods. No common stock equivalents were outstanding during the six- and three- month periods ended June 30, 2014 or 2013.

The following table sets forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,598			$3,764
Preferred stock dividends	(1,244)			(844)
Discount accretion on preferred stock	(6)			(34)
Net income available to common shareholders	$1,348	6,217	$0.22	$2,886	6,203	$0.47

	Three Months Ended June 30,
	2014			2013
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,240			$1,842
Preferred stock dividends deferred	(803)			(424)
Discount accretion on preferred stock	0			(17)
Net income available to common shareholders	$437	6,222	$0.07	$1,401	6,207	$0.23

Note 3 – Net Gains

The following table summarizes the gain activity for the six- and three-month periods ended June 30, 2014 and 2013:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net gains – other:
Available-for-sale securities:
Realized gains	$205	$412	$110	$0
Realized losses	(359)	(185)	(196)	(23)
Held-for-trading:
Realized gains	1,100	0	1,100	0
Gain on sale of consumer loans	18	131	10	52
Loss on disposal of fixed assets	(3)	(2)	0	(2)
Net gains – other	$961	$356	$1,024	$27

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

	June 30,	December 31,
(in thousands)	2014	2013
Cash and due from banks, weighted average interest rate of 0.14% (at June 30, 2014)	$54,421	$32,895

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of June 30, 2014 and December 31, 2013, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	June 30,	December 31,
(in thousands)	2014	2013
FHLB daily investments, interest rate of 0.005% (at June 30, 2014)	$580	$1,677
FTN daily investments, interest rate of 0.09% (at June 30, 2014)	850	1,350
M&T daily investments, interest rate of 0.20% (at June 30, 2014)	5,048	5,043
M&T daily investments, interest rate of 0.20% (at June 30, 2014)	1,009	1,008
CBB Fed Funds sold, interest rate of 0.22% (at June 30, 2014)	151	1,090
	$7,638	$10,168

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

On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2014 and December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value	OTTI in AOCI
June 30, 2014
Available for Sale:
U.S. treasuries	$17,000	$0	$0	*	$17,000	$0
U.S. government agencies	39,098	139	440		38,797	0
Residential mortgage-backed agencies	48,369	489	730		48,128	0
Commercial mortgage-backed agencies	17,284	75	35		17,324	0
Collateralized mortgage obligations	9,999	113	0		10,112	0
Obligations of states and political subdivisions	48,882	1,437	343		49,976	0
Collateralized debt obligations	37,389	939	14,407		23,921	7,633
Total available for sale	$218,021	$3,192	$15,955		$205,258	$7,633
* DeMinimus
Held to Maturity:
U.S. government agencies	$24,431	$1	$137		$24,295	$0
Residential mortgage-backed agencies	55,756	81	32		55,805	0
Commercial mortgage-backed agencies	16,524	65	40		16,549	0
Collateralized mortgage obligations	8,150	0	40		8,110	0
Obligations of states and political subdivisions	2,725	0	323		2,402	0
Total held to maturity	$107,586	$147	$572		$107,161	$0

December 31, 2013
Available for Sale:
U.S. government agencies	$97,242	$14	$5,221		$92,035	$0
Residential mortgage-backed agencies	116,933	334	4,823		112,444	0
Commercial mortgage-backed agencies	31,025	14	1,134		29,905	0
Collateralized mortgage obligations	30,468	84	1,162		29,390	0
Obligations of states and political subdivisions	55,505	895	1,123		55,277	0
Collateralized debt obligations	37,146	778	20,386		17,538	12,703
Total available for sale	$368,319	$2,119	$33,849		$336,589	$12,703
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$249	$559		$3,590	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Proceeds	$56,222	$35,136	$47,637	$0
Realized gains	1,305	412	1,210	0
Realized losses	359	185	196	23

The following table shows the Corporation’s securities with gross unrealized losses and fair values at June 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months			12 months or more
(in thousands)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
June 30, 2014
Available for Sale:
U.S. treasuries	$17,000	$0	*	$0	$0
U.S. government agencies	0	0		18,639	440
Residential mortgage-backed agencies	0	0		24,823	730
Commercial mortgage-backed agencies	9,307	35		0	0
Obligations of states and political subdivisions	0	0		12,663	343
Collateralized debt obligations	0	0		18,785	14,407
Total available for sale	$26,307	$35		$74,910	$15,920
* DeMinimus
Held to Maturity:
U.S. government agencies	$16,929	$137		$0	$0
Residential mortgage-backed agencies	25,726	32		0	0
Commercial mortgage-backed agencies	8,110	40		0	0
Collateralized mortgage obligations	9,717	40		0	0
Obligations of states and political subdivisions	0	0		2,402	323
Total held to maturity	$60,482	$249		$2,402	$323

December 31, 2013
Available for Sale:
U.S. government agencies	$62,962	$3,154		$13,996	$2,067
Residential mortgage-backed agencies	60,781	1,801		46,570	3,022
Commercial mortgage-backed agencies	21,889	1,134		0	0
Collateralized mortgage obligations	21,201	1,149		3,051	13
Obligations of states and political subdivisions	15,422	1,123		0	0
Collateralized debt obligations	0	0		16,434	20,386
Total available for sale	$182,255	$8,361		$80,051	$25,488
Held to Maturity:
Obligations of states and political subdivisions	$0	$0		$2,301	$559

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2013 and June 30, 2014.

U.S. Government Treasuries – Available for Sale - One U.S. government treasury has been in an unrealized loss position for less than 12 months as of June 30, 2014. There were no U.S. government treasuries in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2014.

U.S. Government Agencies – Available for Sale – There were no U.S. government agencies in an unrealized loss position for less than 12 months as of June 30, 2014. There were three U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of June 30, 2014. There were four residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of June 30, 2014. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2014.

Obligations of State and Political Subdivisions – Available for Sale - No securities have been in an unrealized loss position for less than 12 months at June 30, 2014. There were six securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Collateralized Debt Obligations – Available for Sale - The $14.4 million in unrealized losses greater than 12 months at June 30, 2014 relates to 14 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2014. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity - Three U.S. government agencies have been in an unrealized loss position for less than 12 months as of June 30, 2014. There were no U.S. government agencies in an unrealized loss position for 12 months or more. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Residential Mortgage-Backed Agencies – Held to Maturity - Three residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of June 30, 2014. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Commercial Mortgage-Backed Agencies – Held to Maturity - One commercial mortgage-backed agency has been in an unrealized loss position for less than 12 months as of June 30, 2014. There were no commercial mortgage-backed agencies in an unrealized loss position for 12 months or more. The Corporation has the intent and ability to hold this investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2014.

Collateralized Mortgage-Obligations – Held to Maturity - One collateralized mortgage obligation has been in an unrealized loss position for less than 12 months as of June 30, 2014. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2014.

Obligations of State and Political Subdivisions – Held to Maturity – No securities have been in an unrealized loss position for less than 12 months at June 30, 2014. There was one security that has been in an unrealized loss position for 12 months or more. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2014.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six- and three-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in thousands)	2014	2013
Balance of credit-related OTTI at January 1	$13,422	$13,959
Reduction for increases in cash flows expected to be collected	(331)	(264)
Balance of credit-related OTTI at June 30	$13,091	$13,695

	Three Months Ended June 30,
(in thousands)	2014	2013
Balance of credit-related OTTI at April 1	$13,262	$13,834
Reduction for increases in cash flows expected to be collected	(171)	(139)
Balance of credit-related OTTI at June 30	$13,091	$13,695

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2014 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$47,400	$47,322
Due after five years through ten years	34,461	35,267
Due after ten years	60,508	47,105
	142,369	129,694
Residential mortgage-backed agencies	48,369	48,128
Commercial mortgage-backed agencies	17,284	17,324
Collateralized mortgage obligations	9,999	10,112
	$218,021	$205,258
Held to Maturity:
Due after five years through ten years	8,046	8,045
Due after ten years	19,110	18,652
	27,156	26,697
Residential mortgage-backed agencies	55,756	55,805
Commercial mortgage-backed agencies	16,524	16,549
Collateralized mortgage obligations	8,150	8,110
	$107,586	$107,161

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2014.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the six months ended June 30, 2014, dividends of $144,336 were recognized in earnings. For the comparable period of 2013, dividends of $96,734 were recognized in earnings.  For the three months ended June 30, 2014 and 2013, dividends of $71,338 and $46,216, respectively were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2014 and December 31, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2014
Total loans	$267,027	$98,200	$81,171	$355,188	$23,552	$825,138
Individually evaluated for impairment	$9,767	$9,376	$1,927	$6,877	$0	$27,947
Collectively evaluated for impairment	$257,260	$88,824	$79,244	$348,311	$23,552	$797,191

December 31, 2013
Total loans	$267,978	$107,250	$59,788	$350,906	$24,318	$810,240
Individually evaluated for impairment	$11,740	$11,703	$2,299	$7,546	$21	$33,309
Collectively evaluated for impairment	$256,238	$95,547	$57,489	$343,360	$24,297	$776,931

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The commercial real estate (“CRE”) loan segment is then segregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied, non-farm, and nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The acquisition and development (“A&D”) loan segment is segregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. A&D loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the loan is made. The commercial and industrial (“C&I”) loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is segregated into two classes. Amortizing term loans are primarily first lien loans. Home equity lines of credit are generally second lien loans. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of June 30, 2014 and December 31, 2013:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2014
Commercial real estate
Non owner-occupied	$111,329	$9,113	$25,093	$145,535
All other CRE	91,922	8,303	21,267	121,492
Acquisition and development
1-4 family residential construction	12,541	0	1,027	13,568
All other A&D	65,984	1,697	16,951	84,632
Commercial and industrial	78,792	188	2,191	81,171
Residential mortgage
Residential mortgage - term	267,317	798	12,468	280,583
Residential mortgage - home equity	72,192	526	1,887	74,605
Consumer	23,462	0	90	23,552
Total	$723,539	$20,625	$80,974	$825,138

December 31, 2013
Commercial real estate
Non owner-occupied	$103,556	$9,243	$24,745	$137,544
All other CRE	100,461	8,479	21,494	130,434
Acquisition and development
1-4 family residential construction	8,764	0	4,497	13,261
All other A&D	73,198	1,787	19,004	93,989
Commercial and industrial	55,768	140	3,880	59,788
Residential mortgage
Residential mortgage - term	261,735	752	11,980	274,467
Residential mortgage - home equity	73,901	628	1,910	76,439
Consumer	24,143	5	170	24,318
Total	$701,526	$21,034	$87,680	$810,240

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. A loan is considered to be past due when a payment remains unpaid 30 days past its contractual due date. For all loan segments, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. All non-accrual loans are considered to be impaired. Interest payments received on non-accrual loans are applied as a reduction of the loan principal balance. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition.

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of June 30, 2014 and December 31, 2013:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
June 30, 2014
Commercial real estate
Non owner-occupied	$141,002	$3,402	$260	$208	$3,870	$663	$145,535
All other CRE	116,152	242	0	0	242	5,098	121,492
Acquisition and development
1-4 family residential construction	13,458	0	0	0	0	110	13,568
All other A&D	78,410	20	47	242	309	5,913	84,632
Commercial and industrial	81,103	52	11	5	68	0	81,171
Residential mortgage
Residential mortgage - term	274,066	741	2,334	665	3,740	2,777	280,583
Residential mortgage - home equity	73,355	364	214	0	578	672	74,605
Consumer	23,203	194	135	20	349	0	23,552
Total	$800,749	$5,015	$3,001	$1,140	$9,156	$15,233	$825,138

December 31, 2013
Commercial real estate
Non owner-occupied	$136,462	$191	$145	$65	$401	$681	$137,544
All other CRE	121,985	1,490	207	0	1,697	6,752	130,434
Acquisition and development
1-4 family residential construction	12,018	0	139	0	139	1,104	13,261
All other A&D	88,071	1,075	33	282	1,390	4,528	93,989
Commercial and industrial	59,320	87	57	133	277	191	59,788
Residential mortgage
Residential mortgage - term	259,239	8,258	2,541	634	11,433	3,795	274,467
Residential mortgage - home equity	74,917	656	439	96	1,191	331	76,439
Consumer	23,802	350	128	24	502	14	24,318
Total	$775,814	$12,107	$3,689	$1,234	$17,030	$17,396	$810,240

Non-accrual loans which have been subject to a partial charge-off totaled $5.1 million as of June 30, 2014, compared to $1.9 million as of December 31, 2013.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 and December 31, 2013.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2014
Total ALL	$2,839	$3,642	$1,553	$4,178	$251	$12,463
Individually evaluated for impairment	$0	$1,392	$0	$62	$0	$1,454
Collectively evaluated for impairment	$2,839	$2,250	$1,553	$4,116	$251	$11,009

December 31, 2013
Total ALL	$4,052	$4,172	$766	$4,320	$284	$13,594
Individually evaluated for impairment	$236	$1,967	$0	$80	$0	$2,283
Collectively evaluated for impairment	$3,816	$2,205	$766	$4,240	$284	$11,311

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan (a) is greater than $500,000 or (b) is part of a relationship that is greater than $750,000 and is either (i) in nonaccrual status or (ii) risk-rated Substandard and greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired; otherwise, loans in these segments are considered impaired when they are classified as non-accrual.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located. The discount rates in the appraisal discount grid are updated periodically to reflect the most current knowledge that management has available, including the results of current appraisals. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2014 and December 31, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2014
Commercial real estate
Non owner-occupied	$0	$0	$936	$936	$946
All other CRE	0	0	8,831	8,831	8,959
Acquisition and development
1-4 family residential construction	912	130	115	1,027	1,275
All other A&D	5,761	1,262	2,588	8,349	13,350
Commercial and industrial	0	0	1,927	1,927	1,927
Residential mortgage
Residential mortgage - term	346	62	5,840	6,186	6,700
Residential mortgage – home equity	0	0	691	691	691
Consumer	0	0	0	0	0
Total impaired loans	$7,019	$1,454	$20,928	$27,947	$33,848

December 31, 2013
Commercial real estate
Non owner-occupied	$257	$59	$922	$1,179	$1,191
All other CRE	1,080	177	9,481	10,561	10,689
Acquisition and development
1-4 family residential construction	2,651	634	7	2,658	2,704
All other A&D	4,037	1,333	5,008	9,045	13,394
Commercial and industrial	0	0	2,299	2,299	2,299
Residential mortgage
Residential mortgage - term	988	80	5,979	6,967	7,372
Residential mortgage – home equity	0	0	579	579	579
Consumer	0	0	21	21	21
Total impaired loans	$9,013	$2,283	$24,296	$33,309	$38,249

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where, due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs generally remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL.

Activity in the ALL is presented for the six- and three- months ended June 30, 2014 and June 30, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$13,594
Charge-offs	(21)	(1,520)	(208)	(566)	(263)	(2,578)
Recoveries	10	71	7	156	262	506
Provision	(1,202)	919	988	268	(32)	941
ALL balance at June 30, 2014	$2,839	$3,642	$1,553	$4,178	$251	$12,463

ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	(184)	(262)	(1,004)	(256)	(275)	(1,981)
Recoveries	127	21	51	119	192	510
Provision	112	87	800	(66)	13	946
ALL balance at June 30, 2013	$5,261	$4,875	$753	$4,304	$329	$15,522

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at April 1, 2014	$3,399	$3,896	$1,070	$3,962	$245	$12,572
Charge-offs	0	(701)	(56)	(98)	(84)	(939)
Recoveries	0	59	4	107	83	253
Provision	(560)	388	535	207	7	577
ALL balance at June 30, 2014	$2,839	$3,642	$1,553	$4,178	$251	$12,463

ALL balance at April 1, 2013	$5,789	$4,760	$645	$4,483	$348	$16,025
Charge-offs	(184)	(258)	(128)	(101)	(132)	(803)
Recoveries	27	13	2	88	89	219
Provision	(371)	360	234	(166)	24	81
ALL balance at June 30, 2013	$5,261	$4,875	$753	$4,304	$329	$15,522

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,105	$11	$0	$5,194	$23	$0
All other CRE	9,936	81	44	10,657	178	46
Acquisition and development
1-4 family residential construction	1,919	25	0	2,961	42	0
All other A&D	8,567	96	0	20,022	269	303
Commercial and industrial	2,126	49	2	3,042	66	0
Residential mortgage
Residential mortgage - term	6,648	107	52	4,174	33	2
Residential mortgage – home equity	686	4	1	566	12	0
Consumer	11	0	0	86	0	0
Total	$30,998	$373	$99	$46,702	$623	$351

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,068	$4	$0	$5,136	$11	$0
All other CRE	9,624	40	43	10,670	89	0
Acquisition and development
1-4 family residential construction	1,549	11	0	3,410	18	0
All other A&D	8,329	35	0	19,008	127	303
Commercial and industrial	2,040	23	0	2,838	31	0
Residential mortgage
Residential mortgage - term	6,489	53	43	4,384	14	0
Residential mortgage – home equity	739	1	0	575	6	0
Consumer	0	0	0	112	0	0
Total	$29,838	$167	$86	$46,133	$296	$303

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status or to foreclosure. Loans may be removed from being reported as a TDR in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months.

The volume and type of TDR activity is considered in the assessment of the local economic trends’ qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six Months Ended June 30, 2014
Commercial real estate
Non owner-occupied	0	$0	2	$277	0	$0
All other CRE	0	0	0	0	4	2,627
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	90	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$90	2	$277	4	$2,627

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three Months Ended June 30, 2014
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	3	2,173
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	3	$2,173

During the six months ended June 30, 2014, there were two new TDRs. In addition, five existing TDRs which had reached their original modification maturity were re-modified. A $1,055 reduction of the ALL resulted from a change to the impairment evaluation of one loan, from evaluated collectively to being evaluated individually. The remaining new TDR was impaired at the time of modification, resulting in no impact to the ALL as a result of the modification. There was no impact to the recorded investment relating to the transfer of these loans.

During the six months ended June 30, 2014, one A&D loan totaling $1.4 million that was modified as a TDR within the previous 12 months was transferred to non-accrual, and is considered a payment default.

During the six months ended June 30, 2013, there were three new TDRs. In addition, four existing TDRs which had reached their original modification maturity were re-modified. An $11,266 reduction of the ALL resulted from a change to the impairment evaluation of the three new loans, from being evaluated collectively to being evaluated individually. There was no impact to the recorded investment relating to the transfer of these loans.

During the six months ended June 30, 2013, there were two non-performing A&D loans totaling $.4 million that were transferred to OREO due to payment defaults.

Note 8 - Other Real Estate Owned

The following table presents the components of OREO as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Commercial real estate	$2,422	$5,306
Acquisition and development	8,690	10,509
Residential mortgage	1,176	1,216
Total OREO	$12,288	$17,031

The following table presents the activity in the OREO valuation allowance for the six- and three- months ended June 30, 2014 and 2013:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Balance January 1	$4,047	$2,766	$3,670	$2,179
Fair value write-down	443	37	72	17
Sales of OREO	(748)	(815)	0	(208)
Balance at end of period	$3,742	$1,988	$3,742	$1,988

The following table presents the components of OREO expenses, net for the six- and three- months ended June 30, 2014 and 2013:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Losses/(gains) on real estate, net	$970	$(62)	$995	$(55)
Fair value write-down, net	443	37	72	17
Expenses, net	357	223	169	106
Rental and other income	(156)	(246)	(79)	(134)
Total OREO expense/(income), net	$1,614	$(48)	$1,157	$(66)

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

The Corporation believes that its valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2014 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of June 30, 2014, the U.S. Treasuries, U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2014, the Corporation owned 18 pooled trust preferred securities with an amortized cost of $37.4 million and a fair value of $23.9 million. The market for these securities at June 30, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2014, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between June 30, 2014 and December 31, 2013.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$23,921	Discounted Cash Flow	Discount Rate	Swap+13%; Range of Libor+ 5.25% to 13%

Cash Flow Hedge	$(272)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$6,781	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$2,409	Market Comparable Properties	Marketability Discount	11% (1) (weighted avg 11%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at June 30, 2014 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	06/30/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$17,000		$17,000
U.S. government agencies	$38,797		$38,797
Residential mortgage-backed agencies	$48,128		$48,128
Commercial mortgage-backed agencies	$17,324		$17,324
Collateralized mortgage obligations	$10,112		$10,112
Obligations of states and political subdivisions	$49,976		$49,976
Collateralized debt obligations	$23,921			$23,921
Financial Derivative	$(272)			$(272)
Non-recurring:
Impaired loans	$6,781			$6,781
Other real estate owned	$2,409			$2,409

		Fair Value Measurements at December 31, 2013 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$92,035		$92,035
Residential mortgage-backed agencies	$112,444		$112,444
Commercial mortgage-backed agencies	$29,905		$29,905
Collateralized mortgage obligations	$29,390		$29,390
Obligations of states and political subdivisions	$55,277		$55,277
Collateralized debt obligations	$17,538			$17,538
Financial Derivative	$(457)			$(457)
Non-recurring:
Impaired loans	$8,613			$8,613
Other real estate owned	$5,591			$5,591

There were no transfers of assets between any of the fair value hierarchy for the six- month periods ended June 30, 2014 and June 30, 2013.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three- months ended June 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains realized/unrealized:
Included in other comprehensive income	6,383	185
Ending balance June 30, 2014	$23,921	$(272)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains realized/unrealized:
Included in other comprehensive income	3,588	230
Ending balance June 30, 2013	$15,030	$(619)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2014	$23,093	$(365)
Total gains realized/unrealized:
Included in other comprehensive income	828	93
Ending balance June 30, 2014	$23,921	$(272)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2013	$13,798	$(747)
Total gains realized/unrealized:
Included in other comprehensive income	1,232	128
Ending balance June 30, 2013	$15,030	$(619)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2014		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$54,421	$54,421	$54,421
Interest bearing deposits in banks	7,638	7,638	7,638
Investment securities - AFS	205,258	205,258		$181,337	$23,921
Investment securities - HTM	107,586	107,161		104,759	2,402
Restricted bank stock	7,480	7,480		7,480
Loans, net	812,675	814,466			814,466
Accrued interest receivable	4,125	4,125		4,125

Financial Liabilities:
Deposits – non-maturity	674,241	674,241		674,241
Deposits – time deposits	304,499	310,288		310,288
Short-term borrowed funds	37,913	33,138		33,138
Long-term borrowed funds	182,640	188,147		188,147
Accrued interest payable	882	882		882
Financial derivative	272	272			272
Off balance sheet financial instruments	0	0	0

	December 31, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$32,895	$32,895	$32,895
Interest bearing deposits in banks	10,168	10,168	10,168
Investment securities - AFS	336,589	336,589		$319,051	$17,538
Investment securities - HTM	3,900	3,590			3,590
Restricted bank stock	7,913	7,913		7,913
Loans, net	796,646	799,937			799,937
Accrued interest receivable	4,342	4,342		4,342

Financial Liabilities:
Deposits- non-maturity	650,761	650,761		650,761
Deposits- time deposits	326,642	333,256		333,256
Short-term borrowed funds	43,676	43,676		43,676
Long-term borrowed funds	182,672	189,135		189,135
Accrued interest payable	7,647	7,647		7,647
Financial derivative	457	457			457
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2013 and each of the three- month periods ended March 31, 2014 and June 30, 2014:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2013	$(10,036)	$(2,966)	$0	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	2,735	(8,279)	0	233	2,871	102	(2,338)
Amounts reclassified from accumulated other comprehensive income	(322)	(47)	0	0	303	14	(52)
Balance - December 31, 2013	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	2,730	2,995	0	55	(179)	0	5,601
Amounts reclassified from accumulated other comprehensive income	(96)	41	0	0	52	1	(2)
Balance – March 31, 2014	$(4,989)	$(8,256)	$0	$(219)	$(5,215)	$65	$(18,614)
Other comprehensive income/(loss) before reclassifications	511	5,254	(2,391)	56	112	0	3,542
Amounts reclassified from accumulated other comprehensive income	(103)	52	19	0	52	0	20
Balance – June 30, 2014	$(4,581)	$(2,950)	$(2,372)	$(163)	$(5,051)	$65	$(15,052)

The following tables present the components of comprehensive income for the six- and three- months ended June 30, 2014 and 2013:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$5,401	$(2,160)	$3,241
Less: accretable yield recognized in income	331	(132)	199
Net unrealized gains on investments with OTTI	5,070	(2,028)	3,042

Available for sale securities – all other:
Unrealized holding gains	13,743	(5,494)	8,249
Less: losses recognized in income	(154)	61	(93)
Net unrealized gains on all other AFS securities	13,897	(5,555)	8,342

Held to maturity securities:
Unrealized holding losses	(3,984)	1,593	(2,391)
Less: amortization recognized in income	(32)	13	(19)
Net unrealized losses on HTM securities	(3,952)	1,580	(2,372)

Cash flow hedges:
Unrealized holding gains	185	(74)	111

Pension Plan:
Unrealized net actuarial loss	(112)	45	(67)
Less: amortization of unrecognized loss	(187)	75	(112)
Less: amortization of transition asset	20	(8)	12
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	61	(24)	37

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	9	(4)	5
Less: amortization of prior service costs	(10)	4	(6)
Net SERP liability adjustment	1	0	1
Other comprehensive income	$15,262	$(6,101)	$9,161

Components of Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,618	$(1,051)	$1,567
Less: accretable yield recognized in income	265	(106)	159
Net unrealized gains on investments with OTTI	2,353	(945)	1,408

Available for sale securities – all other:
Unrealized holding losses	(9,348)	3,755	(5,593)
Less: gains recognized in income	227	(91)	136
Net unrealized losses on all other AFS securities	(9,575)	3,846	(5,729)

Cash flow hedges:
Unrealized holding gains	230	(92)	138

Pension Plan:
Unrealized net actuarial loss	(100)	39	(61)
Less: amortization of unrecognized loss	(266)	106	(160)
Less: amortization of transition asset	20	(8)	12
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	152	(61)	91

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(2)	1	(1)
Less: amortization of prior service costs	(10)	4	(6)
Net SERP liability adjustment	12	(5)	7
Other comprehensive loss	$(6,828)	$2,743	$(4,085)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$852	$(341)	$511
Less: accretable yield recognized in income	171	(68)	103
Net unrealized gains on investments with OTTI	681	(273)	408

Available for sale securities – all other:
Unrealized holding gains	8,753	(3,499)	5,254
Less: losses recognized in income	(86)	34	(52)
Net unrealized gains on all other AFS securities	8,839	(3,533)	5,306

Held to maturity securities:
Unrealized holding losses	(3,984)	1,593	(2,391)
Less: amortization recognized in income	(32)	13	(19)
Net unrealized losses on HTM securities	(3,952)	1,580	(2,372)

Cash flow hedges:
Unrealized holding gains	93	(37)	56

Pension Plan:
Unrealized net actuarial gain	186	(74)	112
Less: amortization of unrecognized loss	(94)	38	(56)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	273	(109)	164

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	5	(1)	4
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	0	0	0
Other comprehensive income	$5,934	$(2,372)	$3,562

Components of Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$830	$(333)	$497
Less: accretable yield recognized in income	139	(55)	84
Net unrealized gains on investments with OTTI	691	(278)	413

Available for sale securities – all other:
Unrealized holding losses	(9,154)	3,677	(5,477)
Less: gains recognized in income	(23)	10	(13)
Net unrealized losses on all other AFS securities	(9,131)	3,667	(5,464)

Cash flow hedges:
Unrealized holding gains	129	(51)	78

Pension Plan:
Unrealized net actuarial loss	(1,169)	469	(700)
Less: amortization of unrecognized loss	(133)	53	(80)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(1,043)	419	(624)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(1)	0	(1)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	6	(3)	3
Other comprehensive loss	$(9,348)	$3,754	$(5,594)

The following table presents the details of accumulated other comprehensive income components for the six- and three-month periods ended June 30, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	For the six months ended June 30, 2014	For the three months ended June 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$331	$171	Interest income on taxable investment securities
Taxes	(132)	(68)	Tax expense
	$199	$103	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Losses on sales	$(154)	$(86)	Net gains - other
Taxes	61	34	Tax benefit
	$(93)	$(52)	Net of tax
Unrealized gains and losses on held to maturity securities:
Amortization	$(32)	$(32)	Interest income on taxable investment securities
Taxes	13	13	Tax expense
	$(19)	$(19)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(187)	(94)	Salaries and employee benefits
Amortization of transition asset	20	10	Salaries and employee benefits
Amortization of prior service costs	(6)	(3)	Salaries and employee benefits
Taxes	69	35	Tax benefit
	$(104)	$(52)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain	9	5	Salaries and employee benefits
Amortization of prior service costs	(10)	(5)	Salaries and employee benefits
Taxes	0	0	Tax benefit
	$(1)	$0	Net of tax

Total reclassifications for the period	$(18)	$(20)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at June 30, 2014), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at June 30, 2014) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.08% at June 30, 2014). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, First United Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. In April 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in June 2014, and interest of $78,604 was paid to Trust I on June 17, 2014, $157,202 in interest was paid to Trust II on June 17, 2014, and $266,650 in interest was paid to Trust III on June 16, 2014. In July 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in September 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the Corporation in an aggregate amount necessary for the Corporation to make the quarterly interest payments due in September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation and/or the Bank do not receive the approvals necessary for First United Corporation to make future quarterly interest payments, First United Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit First United Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the Treasury in May 2014 and paying all unpaid dividends that accrued during the suspension period. Cumulative deferred dividends on the Series A Preferred Stock of approximately $6.5 million were paid on May 15, 2014. In July 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment of $.7 million due in August 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, the declaration and payment of which, as discussed above, are subject to the prior approval of the FDIC and the Maryland Commissioner. If First United Corporation and/or the Bank do not obtain the regulatory approvals required for a particular quarterly dividend, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010 when it approved the above-mentioned deferral of dividends on the Series A Preferred Stock, and this suspension remains in effect.

Note 12 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Securities sold under agreements to repurchase:
Outstanding at end of period	$37,913	$43,676
Weighted average interest rate at end of period	0.15%	0.14%
Maximum amount outstanding as of any month end	$48,195	$61,354
Average amount outstanding	$43,397	$47,777
Approximate weighted average rate during the period	0.13%	0.13%

At June 30, 2014, the repurchase agreements were secured by $57.4 million in investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	June 30,	December 31,
(In thousands)	2014	2013
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at June 30, 2014	$135,910	$135,942
Junior subordinated debt, bearing variable interest rates ranging from 2.08% to 2.98% at June 30, 2014	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at June 30, 2014	10,801	10,801
Total long-term debt	$182,640	$182,672

At June 30, 2014, the long-term FHLB advances were secured by $171.2 million in loans and $ .6 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2014			December 31, 2013
(In thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2014	$0	$0	$0	$0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,711	30,929	77,640	77,672
Total long-term debt	$146,711	$35,929	$182,640	$182,672

Note 13 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the six months ended		For the three months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$129	$114	$64	$57
Interest cost	737	635	371	305
Expected return on assets	(1,328)	(1,188)	(663)	(594)
Amortization of transition asset	(20)	(20)	(10)	(10)
Amortization of net actuarial loss	187	266	94	133
Amortization of prior service cost	6	6	3	3
Net pension credit included in employee benefits	$(289)	$(187)	$(141)	$(106)

SERP	For the six months ended		For the three months ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$48	$60	$24	$30
Interest cost	114	128	57	64
Amortization of recognized (gain)/loss	(9)	2	(5)	1
Amortization of prior service cost	10	10	5	5
Net SERP expense included in employee benefits	$163	$200	$81	$100

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at June 30, 2014.

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

Stock-based awards were made to non-employee directors in May 2014 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director’s annual retainer is paid in 1,000 shares of common stock, with the remainder of $10,000 paid in cash. Prior to May 2014 and since 2011, each non-employee director was given the option to receive the remainder of his or her retainer, or any portion thereof, in shares of stock. A total of 17,779 fully-vested shares of common stock were issued to directors in 2014, which had a fair market value of $8.78 per share. Director stock compensation expense was $56,010 for the six months ended June 30, 2014 and $43,311 for the six months ended June 30, 2013. Stock compensation expense was $33,515 and $21,660 for the three months ended June 30, 2014 and 2013, respectively.

Note 15 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $.9 million of outstanding standby letters of credit at June 30, 2014 and $1.1 million as of December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2014 and December 31, 2013 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2014, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contract was ($272) thousand at June 30, 2014 and ($457) thousand at December 31, 2013 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.9 million was posted as collateral as of June 30, 2014.

For the six months ended June 30, 2014, the Corporation recorded an increase in the value of the derivatives of $185 thousand and the related deferred tax benefit of $74 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ending June 30, 2014. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2014.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three- months ended June 30, 2014 and 2013.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2014	$111	$0	$0
June 30, 2013	138	0	0
Three months ended:
June 30, 2014	$56	$0	$0
June 30, 2013	78	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 17 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At June 30, 2014, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $9.6 million at June 30, 2014 and $9.7 million at December 31, 2013.

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

At June 30, 2014 and December 31, 2013, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statement of Financial Condition. As of June 30, 2014, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,709	$4,980
Maximum exposure to loss	4,709	4,980

Note 18 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 16 to the Consolidated Financial Statements for more information.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2014
Interest Rate Swap Agreements	$272	$0	$272	$(272)	$0	$0

Repurchase Agreements	$37,913	$0	$37,913	$(37,913)	$0	$0
December 31, 2013
Interest Rate Swap Agreements	$457	$0	$457	$(457)	$0	$0

Repurchase Agreements	$43,676	$0	$43,676	$(43,676)	$0	$0

Note 19 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Earlier application for a public entity is prohibited. The Corporation is evaluating the provisions of ASU 2014-11, but does not believe that its adoption will have a material impact on the Corporation’s financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. The Corporation is evaluating the provisions of ASU 2014-09, but does not believe that its adoption will have a material impact on the Corporation’s financial condition and results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified or a retrospective transition method or a prospective transition method. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Corporation is evaluating the provisions of ASU 2014-04, but does not believe that its adoption will have a material impact on the Corporation’s financial condition and results of operations.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. The Corporation adopted the provisions of ASU 2013-11 effective January 1, 2014. As the Corporation has no unrecognized tax benefits, the adoption of ASU 2013-11 did not have any impact on the Corporation’s financial condition and results of operations.

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

At June 30, 2014, the Corporation had total assets of $1.3 billion, net loans of $812.7 million, and deposits of $978.7 million. Shareholders’ equity at June 30, 2014 was $111.9 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million recorded as goodwill at June 30, 2014 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Accounting for Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes. Under this guidance, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

Management regularly reviews the carrying amount of its net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If management determines that based on the available evidence, it is more likely than not that all or a portion of our net deferred tax assets will not be realized in future periods, then a deferred tax valuation allowance will be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Management’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six months ended June 30, 2014 and 2013 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the six months ended June 30,
	2014	2013
Per Share Data
Basic and diluted net income per common share	$0.22	$0.47
Book Value	$13.15	$10.94

Significant Ratios
Return on Average Assets (a)	0.39%	0.57%
Return on Average Equity (a)	4.82%	7.58%
Average Equity to Average Assets	8.09%	7.54%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $1.3 million for the first six months of 2014, compared to $2.9 million for the same period of 2013. Basic and diluted net income per common share for the first six months of 2014 was $.22, compared to basic and diluted net income per common share of $.47 for the same period of 2013. The decrease in earnings was due to a decrease of $.9 million in interest income, primarily interest on loans, an increase of $1.5 million in other operating expenses, partially offset by an increase of $.5 million in other operating income attributable to an increase in net gains of $.6 million. The increase in other operating expenses was primarily attributable to an increase of $1.7 million in other real estate owned (“OREO”) expenses relating to increases in the valuation allowance and the sale of a participation hotel property late in the second quarter which resulted in a $1.1 million loss. The net interest margin for the first six months of 2014, on a fully tax equivalent (“FTE”) basis, decreased to 3.06% from 3.17% for the first six months of 2013. The net interest margin for the year ended December 31, 2013, on a FTE basis, was 3.25%.

The provision for loan losses remained stable at $.9 million for the six months ended June 30, 2014 and June 30, 2013. The provision expense was driven by rolling historical loss rates and the qualitative factors utilized in the determination of the ALL. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.3 million during the six months ended June 30, 2014 when compared to the same period of 2013 due primarily to a decrease of $6.3 million in average interest-bearing deposits. During the remainder of 2014, the Bank’s treasury team will continue to provide special pricing only for full relationship customers with a focus on reducing interest expense. Our retail staff continues to focus on shifting our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts.

Other operating income increased $.5 million during the first six months of 2014 when compared to the same period of 2013. This increase was primarily attributable to $1.0 million in gains on the sale of securities for the first six months of 2014 compared to $.4 million for the first six months of 2013.

Operating expenses increased $1.5 million in the first six months of 2014 when compared to the same period of 2013. This increase was due to an increase of $1.7 million in OREO expenses relating to a $1.1 million loss on the sale of a participation interest in a hotel property in Pennsylvania (the “Hotel Participation”) and increases in the valuation allowance.

Consolidated net income available to common shareholders was $.4 million, or $.07 per common share, for the second quarter of 2014, compared to $1.4 million, or $.23 per common share, for the same period of 2013. The decrease in earnings for the second quarter of 2014 compared to the second quarter of 2013 was due to a decrease in net interest income of $.2 million, a $.5 million increase in provision expense, a $.2 million increase in salaries and benefits, and increase of $1.2 million in OREO expenses and an increase of $.4 million in dividends attributable to the Series A Preferred Stock. These items were offset by a $1.0 million increase in securities gains, $.3 million reduction in income tax expense, a slight increase in Trust department income and reductions in other expenses. The net interest margin for the second quarter of 2014, on a FTE basis, was 3.04%, compared to 3.09% for the same period of 2013.

Other operating income increased $1.1 million during the second quarter of 2014 when compared to the same period of 2013. This increase was primarily due to an increase of $1.1 million in gains on sales of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years. As a result of the activity spurred by the Volcker Rule, which was clarified during the first quarter, we had the opportunity to take advantage of the market and sell these securities at a gain to book value.

Operating expenses increased $1.3 million in the second quarter of 2014 when compared to the same period of 2013. This increase was due to an increase of $1.2 million in OREO expenses relating to the loss attributable to the Hotel Participation sale and increases in the valuation allowance

Net Interest Income

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$812,165	$18,716	4.65%	$860,191	$21,037	4.93%
Investment securities	355,688	5,030	2.85%	259,810	3,632	2.82%
Other interest earning assets	43,658	176	0.81%	86,082	181	0.42%
Total earning assets	$1,211,511	23,922	3.98%	$1,206,083	24,850	4.15%

Interest-bearing liabilities
Interest-bearing deposits	$797,921	2,335	0.59%	$803,960	2,609	0.65%
Short-term borrowings	43,905	30	0.14%	44,067	29	0.13%
Long-term borrowings	182,654	3,197	3.53%	182,717	3,253	3.59%
Total interest-bearing liabilities	$1,024,480	5,562	1.09%	$1,030,744	5,891	1.15%

Net interest income and spread		$18,360	2.89%		$18,959	3.00%
Net interest margin			3.06%			3.17%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 40% tax rate.

Net interest income on an FTE basis decreased $.6 million during the first six months of 2014 over the same period in 2013 due to a $.9 million (3.7%) decrease in interest income, which was partially offset by a $.3 million (5.6%) decrease in interest expense. The decrease in interest income was primarily due to the $48.0 million reduction in the average balance of loans when comparing the first six months of 2014 to the same period of 2013. The lower yields on loans also contributed to the decline in interest income when comparing the two periods. The decline in interest income was partially offset by a decline in interest expense due to the reduction in the average rate on interest-bearing deposits. We saw a decrease in the net interest margin in the first six months of 2014 to 3.06% when compared to 3.25% for the year ended December 31, 2013 and 3.17% for the first six months of 2013.

When comparing the six months ended June 30, 2014 to June 30, 2013, there was an overall $5.5 million increase in average interest-earning assets, driven by an increase of $95.9 million in investment securities, offset by a $48.0 million reduction in loans and a $42.4 million decrease in other assets.

Interest expense decreased during the first six months of 2014 when compared to the same period of 2013 due primarily to an overall reduction in the average rate paid on interest-bearing liabilities. The overall effect was a 6 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.15% for the six months ended June 30, 2013 to 1.09% for the same period of 2014.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-bearing assets and interest-bearing liabilities for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$814,848	$9,368	4.61%	$849,341	$10,342	4.88%
Investment securities	358,148	2,384	2.67%	275,632	1,830	2.66%
Other interest earning assets	39,479	159	1.62%	96,617	148	0.61%
Total earning assets	$1,212,475	11,911	3.94%	$1,221,590	12,320	4.05%

Interest-bearing liabilities
Interest-bearing deposits	$795,677	1,168	0.59%	$824,823	1,282	0.62%
Short-term borrowings	44,431	16	0.14%	49,553	15	0.12%
Long-term borrowings	182,645	1,543	3.39%	182,709	1,639	3.60%
Total interest-bearing liabilities	$1,022,753	2,727	1.07%	$1,057,085	2,936	1.11%

Net interest income and spread		$9,184	2.87%		$9,384	2.94%
Net interest margin			3.04%			3.09%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 40% tax rate.

Net interest income on an FTE basis decreased $.2 million during the second quarter of 2014 over the same period in 2013 due to a $.4 million (3.3%) decrease in interest income, offset by a decrease of $.2 million (7.1%) in interest expense. The decrease in interest income was primarily due to the decrease in the average rate of loans when comparing the two periods. We saw a decrease in the net interest margin in the second quarter of 2014 to 3.04% when compared to 3.09% for the three months ended June 30, 2013.

Interest expense decreased during the second quarter of 2014 when compared to the same period of 2013 due to the overall reduction in average interest-bearing liabilities of $34.3 million and the reduction in the average rate paid on long-term borrowings. This reduction in balances was due to the reduction of $29.1 million in interest-bearing deposits as management continued to focus on shifting the deposit mix and reducing certificates of deposit and a $5.1 million decrease in short-term borrowings. The overall effect was a 4 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.11% for the three months ended June 30, 2013 to 1.07% for the same period of 2014.

Provision for Loan Losses

The provision for loan losses was $.9 million for the first six months of 2014 and 2013.  Through the first six months of 2014, we continued to experience saw a continued reduction in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as continued reduction in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, remained stable during the first six months of 2014 when compared to the same period of 2013. Service charge income decreased $.3 million in the first six months of 2014 when compared to the first six months of 2013 and was offset by an increase in Trust department income of $.2 million.

Net gains of $1.0 million were reported through other income in the first six months of 2014, compared to net gains of $.4 million during the same period of 2013. The increase in net gains during the first six months of 2014 when compared to the same period of 2013 was due to a net gain of $1.0 million realized on sales of investment securities.

Other operating income, exclusive of gains, increased slightly during the second quarter of 2014 when compared to the same period of 2013 due to increased Trust department income.

Net gains of $1.0 million were reported through other income in the second quarter of 2014, compared to net gains of $27 thousand during the same period of 2013. This increase in gains was due to the gain on the sale of four CDOs held for trading. These CDOs had been written down through impairment charges in prior years. As a result of the activity spurred by the Volcker Rule, which was clarified during the first quarter, we had the opportunity to take advantage of the market and sell these securities at a gain to book value.

The following table shows the major components of other operating income for the six- and three- months ended June 30, 2014 and 2013, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the six months ended		For the three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Service charges	23%	28%	23%	28%
Trust department	41%	38%	41%	38%
Debit card Income	16%	15%	16%	16%
Bank owned life insurance	8%	8%	8%	8%
Brokerage income	6%	6%	6%	7%
Other income	6%	5%	6%	3%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses increased $1.5 million in the first six months of 2014 when compared to the same period of 2013 due to an increase of $1.7 million in OREO expenses relating to a $1.1 million loss on the sale of a participation interest in a hotel property in Pennsylvania and increases in the valuation allowance.

Operating expenses increased $1.3 million in the second quarter of 2014 when compared to the same period of 2013. This increase was primarily due to an increase of $1.2 million in OREO expenses. The increase was primarily due to the $1.1 million loss attributable to the sale of a participation interest in a hotel property in Pennsylvania and increases in the valuation allowance.

The composition of other operating expenses for the six- and three- months ended June 30, 2014 and 2013 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the six months ended		For the three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Salaries and employee benefits	47%	50%	45%	49%
FDIC premiums	4%	5%	4%	5%
Occupancy, equipment and data processing	20%	21%	19%	21%
Other real estate owned	8%	0%	11%	0%
Other	21%	24%	21%	25%
	100%	100%	100%	100%

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

The effective tax rate for the first six months of 2014 was 22.4%, compared to an effective tax rate of 23.8% for the first six months of 2013. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets remained stable at $1.3 billion at June 30, 2014 and December 31, 2013. During the first six months of 2014, cash and interest-bearing deposits in other banks increased $19.0 million, the investment portfolio decreased $27.6 million, and gross loans increased $14.9 million. We sold investments during this time period in order to reduce interest rate volatility and to provide funding for higher yielding loans. Total liabilities decreased by approximately $16.5 million during the first six months of 2014 due to a decrease in short-term borrowings of $5.8 million and a decrease of $12.0 million in other liabilities partially offset by an increase of $1.3 million in deposits. Other liabilities decreased as a result of cash payments of accrued dividends and interest on the Trust Preferred debentures and Series A Preferred Stock dividend. Comparing June 30, 2014 to December 31, 2013, shareholders’ equity increased $10.6 million as a result of increased earnings of $1.3 million and a decrease of $9.2 million in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2014		December 31, 2013
Commercial real estate	$267,027	32%	$267,978	33%
Acquisition and development	98,200	12%	107,250	13%
Commercial and industrial	81,171	10%	59,788	7%
Residential mortgage	355,188	43%	350,906	44%
Consumer	23,552	3%	24,318	3%
Total Loans	$825,138	100%	$810,240	100%

Comparing June 30, 2014 to December 31, 2013, outstanding loans increased by $14.9 million (1.8%). Commercial Real Estate (“CRE”) loans decreased $1.0 million as a result of the payoff of a $9.1 million loan and ongoing scheduled principal payments, partially offset by new loan production. Acquisition and development (“A&D”) loans decreased $9.1 million due to regularly scheduled principal payments and payoffs. Commercial and industrial (“C&I”) loans increased $21.4 million due primarily to one new loan relationship. Residential mortgages increased by $4.3 million due to increased production of loans primarily in our 10/1 and 7/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio decreased $.8 million due primarily to repayment activity in the indirect auto portfolio offsetting new production. At June 30, 2014, approximately 52% of the commercial loan portfolio was collateralized by real estate, compared to approximately 57% at December 31, 2013.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2014	% of Applicable Portfolio	December 31, 2013	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$5,761	2.16%	$7,433	2.77%
Acquisition and development	6,023	6.13%	5,632	5.25%
Commercial and industrial	0	0.00%	191	0.32%
Residential mortgage	3,449	0.97%	4,126	1.18%
Consumer	0	0.00%	14	0.06%
Total non-accrual loans	$15,233	1.85%	$17,396	2.15%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$208		$65
Acquisition and development	242		282
Commercial and industrial	5		133
Residential mortgage	665		730
Consumer	20		24
Total loans past due 90 days or more	$1,140		$1,234

Total non-accrual and accruing loans past due
90 days or more	$16,373		$18,630

Restructured Loans (TDRs):
Performing	$8,637		$10,567
Non-accrual (included above)	8,435		7,380
Total TDRs	$17,072		$17,947

Other real estate owned	$12,288		$17,031

Impaired loans without a valuation allowance	$20,928		$24,296
Impaired loans with a valuation allowance	7,019		9,013
Total impaired loans	$27,947		$33,309
Valuation allowance related to impaired loans	$1,454		$2,283

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $12.7 million at June 30, 2014 and $15.9 million at December 31, 2013. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $1.3 million during the six months ended June 30, 2014, due to payoffs and principal reductions of $1.2 million, as well as the reclassification of two mortgage loans totaling $.3 million out of impaired status due to improved performance, offset slightly by the addition of two mortgage loans totaling $.2 million that were formerly reported as TDRs. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$273	2	$257
All other CRE	2	3,256	2	3,313
Acquisition and development
1-4 family residential construction	1	912	1	1,547
All other A&D	6	2,436	7	3,867
Commercial and industrial	2	636	2	614
Residential mortgage
Residential mortgage – term	6	1,124	6	969
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	19	$8,637	20	$10,567

Non-accrual
Commercial real estate
Non owner-occupied	1	$458	1	$448
All other CRE	4	2,626	3	2,217
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	5	4,967	4	4,075
Commercial and industrial	0	0	0	0
Residential mortgage
Residential mortgage – term	2	384	3	640
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	12	8,435	11	7,380
Total TDRs	31	$17,072	31	$17,947

The level of TDRs decreased $.9 million during the six months ended June 30, 2014. One loan totaling $.1 million was added to performing TDRs, one loan totaling $.4 million was added to non-performing TDRs, and seven loans already in performing TDRs were re-modified. Two loans totaling $.2 million that had been modified prior to December 31, 2013 are no longer reported as performing TDRs because the borrowers had made at least six consecutive payments and were current at the time of reclassification. There was a charge-off of $.6 million to a non-performing A&D loan during the six months ended June 30, 2014 and $.6 million in net principal payments were received during the same time period

Allowance and Provision for Loan Losses

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2014	2013
Balance, January 1	$13,594	$16,047
Charge-offs:
Commercial real estate	(21)	(184)
Acquisition and development	(1,520)	(262)
Commercial and industrial	(208)	(1,004)
Residential mortgage	(566)	(256)
Consumer	(263)	(275)
Total charge-offs	(2,578)	(1,981)
Recoveries:
Commercial real estate	10	127
Acquisition and development	71	21
Commercial and industrial	7	51
Residential mortgage	156	119
Consumer	262	192
Total recoveries	506	510
Net credit losses	(2,072)	(1,471)
Provision for loan losses	941	946
Balance at end of period	$12,463	$15,522

Allowance for loan losses to loans outstanding (as %)	1.51%	1.84%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.51%	0.34%

The ALL decreased to $12.5 million at June 30, 2014, from $13.6 million at December 31, 2013 and $15.5 million at June 30, 2013. The provision for loan losses remained stable at $.9 million for the first six months of 2014 and 2013. Net charge-offs increased to $2.1 million for the six months ended June 30, 2014, compared to $1.5 million for the six months ended June 30, 2013. The ratio of the ALL to loans outstanding as of June 30, 2014 was 1.51%, which was less than the 1.84% for the same period last year, due primarily to improving historical and qualitative factors.

The ratio of net charge-offs to average loans for the six months ended June 30, 2014 was an annualized .51%, compared to an annualized .34% for the same period in 2013 and .34% for the year ended December 31, 2013. The CRE portfolio had an annualized net charge-off rate as of June 30, 2014 of .01% compared to an annualized net recovery rate of .27% as of December 31, 2013. The annualized net charge-off rate for A&D loans as of June 30, 2014 was 2.82% due to partial charge-offs of several consumer lot loans and one commercial A&D loan, compared to an annualized net charge-off rate of 1.78% as of December 31, 2013. The ratio for C&I loans improved to ..57% at June 30, 2014 compared to 1.53% for December 31, 2013. The residential mortgage ratios were .23% and .08% for June 30, 2014 and December 31, 2013, respectively, and the consumer loan ratios were .01% and .83% for June 30, 2014 and December 31, 2013, respectively.

Accruing loans past due 30 days or more declined to 1.11% of the loan portfolio at June 30, 2014, compared to 2.10% at December 31, 2013. The decrease for the first six months of 2014 was primarily due to a decrease of $7.7 million in past-due accruing residential mortgage term loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the six-month periods ended June 30, 2014 and June 30, 2013, total non-accrual loan balances have declined. Non-accrual loans totaled $15.2 million as of June 30, 2014, compared to $17.4 million as of December 31, 2013 and $19.4 million as of June 30, 2013. Non-accrual loans which have been subject to a partial charge-off totaled $5.1 million as of June 30, 2014, compared to $1.9 million as of December 31, 2013.

Management believes that the ALL at June 30, 2014 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2014, the total amortized cost basis of the available-for-sale investment portfolio was $218.0 million, compared to a fair value of $205.3 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $107.6 million compared to a fair value of $107.2 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2014			December 31, 2013
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. treasuries	$17,000	$17,000	8%	$0	$0	0%
U.S. government agencies	39,098	38,797	19%	97,242	92,035	27%
Residential mortgage-backed agencies	48,369	48,128	24%	116,933	112,444	33%
Commercial mortgage-backed agencies	17,284	17,324	8%	31,025	29,905	9%
Collateralized mortgage obligations	9,999	10,112	5%	30,468	29,390	9%
Obligations of state and political subdivisions	48,882	49,976	24%	55,505	55,277	17%
Collateralized debt obligations	37,389	23,921	12%	37,146	17,538	5%
Total available for sale	$218,021	$205,258	100%	$368,319	$336,589	100%
Securities Held to Maturity:
U.S. government agencies	$24,431	$24,295	23%	$0	$0	0%
Residential mortgage-backed agencies	55,756	55,805	52%	0	0	0%
Commercial mortgage-backed agencies	16,524	16,549	15%	0	0	0%
Collateralized mortgage obligations	8,150	8,110	8%	0	0	0%
Obligations of state and political subdivisions	2,725	2,402	2%	3,900	3,590	100%
Total held to maturity	$107,586	$107,161	100%	$3,900	$3,590	100%

Total investment securities available-for-sale decreased $131.3 million since December 31, 2013. At June 30, 2014, the securities classified as available-for-sale included a net unrealized loss of $12.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The decline in available-for-sale securities was due to the movement of approximately $107.0 million of securities classified as available-for-sale to the held to maturity category, as well as sales and maturities within the available-for-sale category.

During the second quarter of 2014, management completed an analysis on the investment portfolio and identified the securities that had the most price volatility particularly in the hypothetical scenario in which the interest rate change by 300 basis points. These securities were reclassified to the held to maturity category, which at this time, locked in an unrealized loss of approximately $4.0 million. This unrealized loss will continue to be reported as a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $181.3 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $.7 million at June 30, 2014. The remaining $23.9 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $13.5 million in unrealized losses associated with this portfolio relates to 14 of the 18 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $7.6 million represent non-credit related OTTI charges on 13 of the securities, while $5.9 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2014.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security I	Mezz	509	556	47	C	303,112	19.46%	64,500	(2,561)	-3.97%	7 / 11
Preferred Term Security XI*	B-1	1,335	668	(667)	C	635,775	17.22%	381,605	(60,662)	-15.90%	43 / 57
Preferred Term Security XVI*	C	402	1,252	850	C	606,040	31.11%	344,800	(95,456)	-27.68%	37 / 54
Preferred Term Security XVIII	C	3,052	1,534	(1,518)	C	676,565	22.51%	455,984	(42,308)	-9.28%	51 / 71
Preferred Term Security XVIII*	C	2,168	1,023	(1,145)	C	676,565	22.51%	455,984	(42,308)	-9.28%	51 / 71
Preferred Term Security XIX*	C	3,086	1,579	(1,507)	C	700,535	13.08%	486,061	(67,498)	-13.89%	60 / 62
Preferred Term Security XIX*	C	1,337	677	(660)	C	700,535	13.08%	486,061	(67,498)	-13.89%	51 / 63
Preferred Term Security XIX*	C	1,337	676	(661)	C	700,535	13.08%	486,061	(67,498)	-13.89%	52 / 64
Preferred Term Security XIX*	C	2,241	1,128	(1,113)	C	700.535	13.08%	486,061	(67,498)	-13.89%	53 / 65
Preferred Term Security XXII*	C-1	4,051	2,570	(1,481)	C	1,386,600	20.12%	967,100	(50,050)	-5.18%	65 / 88
Preferred Term Security XXII*	C-1	1,620	1,028	(592)	C	1,386,600	20.12%	967,100	(50,050)	-5.18%	65 / 88
Preferred Term Security XXIII*	C-1	1,959	905	(1,054)	C	1,467,000	18.95%	914,532	(17,295)	-1.89%	89 / 109
Preferred Term Security XXIII*	D-1	2,464	2,496	32	C	1,467,000	18.95%	914,532	(17,295)	-1.89%	89 / 109
Preferred Term Security XXIII*	D-1	821	831	10	C	1,467,000	18.95%	914,532	(133,601)	-14.61%	89 / 109
Preferred Term Security XXIV*	C-1	1,007	632	(375)	C	1,050,600	29.08%	676,474	(149,137)	-22.05%	58 / 85
Preferred Term Security I-P-I	B-2	2,000	1,470	(530)	CCC-	351,000	9.26%	155,800	13,365	8.58%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,836	(1,164)	CCC-	325,000	0.00%	158,875	34,325	21.60%	17 / 17
Preferred Term Security I-P-IV	B-1	5,000	3,060	(1,940)	CCC-	325,000	0.00%	158,875	34,325	21.60%	17 / 17

Total Level 3 Securities Available for Sale		37,389	23,921	(13,468)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 31.11% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of June 30, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2013, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2013 and June 30, 2014.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2014.

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

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(dollars in thousands)	June 30, 2014		December 31, 2013
Non-interest bearing demand deposits	$193,983	20%	$175,863	18%
Interest-bearing deposits:
Demand	138,843	14%	142,346	14%
Money Market:
Retail	216,917	22%	215,842	22%
Savings deposits	124,510	13%	116,710	12%
Time deposits less than $100,000:
Retail	157,028	17%	169,136	17%
Brokered/CDARS	358	0%	0	0%
Time deposits $100,000 or more:
Retail	142,329	14%	151,928	16%
Brokered/CDARS	4,772	1%	5,578	1%
Total Deposits	$978,740	100%	$977,403	100%

Total deposits increased $1.3 million during the first six months of 2014 when compared to deposits at December 31, 2013. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $18.1 million. Traditional savings accounts increased $7.8 million due to continued growth in our Prime Saver product. Total demand deposits decreased $3.5 million and total money market accounts increased $1.1 million. Time deposits less than $100,000 declined $11.8 million and time deposits greater than $100,000 decreased $10.4 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	June 30,	December 31,
(In thousands)	2014	2013
Securities sold under agreements to repurchase	$37,913	$43,676
Total short-term borrowings	$37,913	$43,676

FHLB advances	$135,910	$135,942
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,640	$182,672

Total short-term borrowings decreased by approximately $5.8 million during the first six months of 2014 due primarily to Treasury Management customers using their funds. Long-term borrowings decreased by $32.0 thousand during the first six months of 2014 due to the scheduled monthly amortization of long-term advances.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans. The factors that determine the institution’s liquidity are:

•	Reliability and stability of core deposits;
•	Cash flow structure and pledging status of investments; and
•	Potential for unexpected loan demand.

We actively manage our liquidity position through weekly meetings of a sub-committee of executive management, known as the Treasury Team, which looks forward 12 months at 30-day intervals. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Monthly reviews by management and quarterly reviews by the Asset and Liability Committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, PNC Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, SunTrust and Zions National Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At June 30, 2014, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At June 30, 2014, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $29.9 million through a secured line of credit with the Fed Discount Window and approximately $22.8 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

In addition to operational requirements, the Bank and First United Corporation are subject to risk-based capital regulations, which were adopted and are monitored by federal banking regulators. These guidelines are used to evaluate capital adequacy and are based on an institution’s asset risk profile and off-balance sheet exposures, such as unused loan commitments and stand-by letters of credit. The regulatory guidelines require that a portion of total capital be Tier 1 capital, consisting of common shareholders’ equity, qualifying portion of trust preferred securities, and perpetual preferred stock, less goodwill and certain other deductions. The remaining capital, or Tier 2 capital, consists of elements such as subordinated debt, mandatory convertible debt, remaining portion of trust preferred securities, and grandfathered senior debt, plus the ALL, subject to certain limitations.

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

The following table presents our capital ratios:

	June 30, 2014	December 31, 2013	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.33%	15.29%	8.00%	10.00%
First United Bank & Trust	15.66%	16.17%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	13.91%	13.65%	4.00%	6.00%
First United Bank & Trust	14.45%	14.89%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	10.99%	10.97%	4.00%	5.00%
First United Bank & Trust	11.41%	11.93%	4.00%	5.00%

As of June 30, 2014, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, all capital ratios increased from December 31, 2013 to June 30, 2014. The consolidated total risk-based capital ratios include $39.5 million of TPS Debentures which qualified as Tier 1 capital at June 30, 2014 under guidance issued by the Board of Governors of the Federal Reserve System.

At the Bank level, the ratios declined slightly from December 31, 2013 to June 30, 2014 primarily because of the Bank’s payment of approximately $8.6 million in cash dividends to First United Corporation, which were used to make quarterly interest payments under First United Corporation’s junior subordinated debentures (“TPS Debentures”) and quarterly dividends on its outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) in the first and second quarters of 2014.

The recently-adopted Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules will be: (a) a new common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (increased from 4%); (c) a total capital ratio of 8% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. These rules are discussed in detail in the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2013. We believe that we would be in compliance with these requirements as set forth in the final rules if they were currently effective.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the Treasury in May 2014 and paying all unpaid dividends that accrued during the suspension period. Cumulative deferred dividends on the Series A Preferred Stock of approximately $6.5 million were paid on May 15, 2014. In July, 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payments due in August 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the First United Corporation in an aggregate amount necessary for it to make the quarterly dividend payments due in September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that First United Corporation will make any future quarterly dividend payment on the Series A Preferred Stock.

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, First United Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. In April 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in June 2014, and interest of $78,604 was paid to Trust I on June 17, 2014, $157,202 in interest was paid to Trust II on June 17, 2014, and $266,650 in interest was paid to Trust III on June 16, 2014. In July 2014, First United Corporation received approval from the Federal Reserve Board to make the quarterly interest payments due in September 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). Although the FDIC and the Maryland Commissioner have authorized the Bank to pay dividends to the Corporation in an aggregate amount necessary for the Corporation to make the quarterly interest payments due in September 2014 and December 2014, that approval is subject to revocation by the FDIC and the Maryland Commissioner at any time if they determine that the Bank’s financial condition and/or results of operations do not support the payment of dividends. As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation and/or the Bank do not receive the approvals necessary for First United Corporation to make future quarterly interest payments, First United Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit First United Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010 when it approved the above-mentioned deferral of dividends on the Series A Preferred Stock, and this suspension remains in effect.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $99.4 million and $.9 million, respectively, at June 30, 2014, compared to $97.7 million and $1.1 million, respectively, at December 31, 2013. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of June 30, 2014 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first six months of 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.         Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed except as follows:

Risks Relating to First United Corporation and its Affiliates

If First United Corporation fails to make six quarterly dividend payments on the Series A Preferred Stock, the holders thereof will have the right to elect up to two additional directors to First United Corporation’s Board of Directors.

Quarterly dividends due under the Series A Preferred Stock accrue regardless of whether the Corporation pays them. The terms of the Series A Preferred Stock provide that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting the Corporation’s Board of Directors will automatically be increased by two. Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock, voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (the “Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. Once all accrued and unpaid dividends for all prior dividend periods, including the latest completed dividend period, have been declared and paid in full, however, such right will terminate (subject to revesting in the event of future dividend deferrals) and any Preferred Stock Directors who have been elected will cease to be qualified as directors, their terms of office will terminate immediately and the authorized number of directors will be reduced by the number of previously-elected Preferred Stock Directors. The Corporation’s is currently required to obtain prior approval from the Reserve Board before making a quarterly dividend payment on the Series A Preferred Stock. The Reserve Board’s decision to approve a future dividend payment will depend on, among other things, the Corporation’s financial condition and results of operations and its receipt of cash dividends from the Bank. The Bank’s regulators have the ability to prohibit the Bank from paying dividends to the Corporation if they determine that such payment could be detrimental to the Bank. Accordingly, no assurance can be given that the holders of the Series A Preferred Stock will not in the future have a right to elect up to two Preferred Stock Directors.

Risks Relating to First United Corporation’s Securities

If First United Corporation fails to pay quarterly dividends due under the Series A Preferred Stock, then it will be prohibited from paying dividends and making other distributions on its common stock.

The terms of the Series A Preferred Stock prohibit the Corporation from declaring or paying any dividends or making other distributions on the outstanding shares of its common stock, and from repurchasing, redeeming or otherwise acquiring shares of its common stock, if the Corporation is in arrears on any quarterly cash dividend due on the Series A Preferred Stock. Because the Corporation’s ability to declare and pay future dividends is subject to its receipt of approval from the Reserve Board and, to a large extent, the Bank’s ability to pay dividends to the Corporation, no assurance can be given that these restrictions will not be imposed in the future.

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

FIRST UNITED CORPORATION

Date: August 12, 2014	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date August 12, 2014	/s/ Carissa L. Rodeheaver
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

