Form 10-Q
period 2014-09-30
FIRST UNITED CORP/MD/
filed 2014-11-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,228,366 shares of common stock, par value $.01 per share, as of October 31, 2014.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$42,916	$32,895
Interest bearing deposits in banks	8,224	10,168
Cash and cash equivalents	51,140	43,063
Investment securities – available-for-sale (at fair value)	222,835	336,589
Investment securities – held to maturity (fair value $106,426 at September 30, 2014 and $3,590 at December 31, 2013)	106,961	3,900
Restricted investment in bank stock, at cost	7,524	7,913
Loans	824,925	810,240
Allowance for loan losses	(12,068)	(13,594)
Net loans	812,857	796,646
Premises and equipment, net	26,001	26,905
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	33,150	32,413
Deferred tax assets	23,341	29,209
Other real estate owned	11,588	17,031
Accrued interest receivable and other assets	25,515	28,830
Total Assets	$1,331,916	$1,333,503

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$197,612	$175,863
Interest bearing deposits	775,421	801,540
Total deposits	973,033	977,403

Short-term borrowings	47,994	43,676
Long-term borrowings	182,623	182,672
Accrued interest payable and other liabilities	15,996	28,412
Total Liabilities	1,219,646	1,232,163

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2014 and December 31, 2013 (discount of $0 and $6, respectively)	30,000	29,994
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,228 shares at September 30, 2014 and 6,211 at December 31, 2013	62	62
Surplus	21,756	21,661
Retained earnings	75,849	73,836
Accumulated other comprehensive loss	(15,397)	(24,213)
Total Shareholders’ Equity	112,270	101,340
Total Liabilities and Shareholders’ Equity	$1,331,916	$1,333,503

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Interest income
Interest and fees on loans	$28,144	$32,951
Interest on investment securities
Taxable	5,323	3,826
Exempt from federal income tax	1,175	1,315
Total investment income	6,498	5,141
Other	276	254
Total interest income	34,918	38,346
Interest expense
Interest on deposits	3,489	3,860
Interest on short-term borrowings	46	45
Interest on long-term borrowings	4,699	4,919
Total interest expense	8,234	8,824
Net interest income	26,684	29,522
Provision for loan losses	1,629	(161)
Net interest income after provision for loan losses	25,055	29,683
Other operating income
Changes in fair value on impaired securities	5,648	3,095
Portion of gain recognized in other comprehensive income (before taxes)	(5,648)	(3,095)
Net securities impairment losses recognized in operations	0	0
Net gains – other	1,127	254
Total net gains	1,127	254
Service charges	2,213	2,651
Trust department	3,922	3,732
Debit card income	1,516	1,471
Bank owned life insurance	737	753
Brokerage commissions	607	606
Other	439	587
Total other income	9,434	9,800
Total other operating income	10,561	10,054
Other operating expenses
Salaries and employee benefits	14,613	14,730
FDIC premiums	1,360	1,405
Equipment	1,931	1,948
Occupancy	1,868	2,016
Data processing	2,379	2,263
Other real estate owned	2,128	2,766
Other	6,424	7,156
Total other operating expenses	30,703	32,284
Income before income tax expense	4,913	7,453
Provision for income tax expense	975	1,853
Net Income	3,938	5,600
Accumulated preferred stock dividends and discount accretion	(1,925)	(1,326)
Net Income Available to Common Shareholders	$2,013	$4,274
Basic and diluted net income per common share	$0.32	$0.69
Weighted average number of basic and diluted shares outstanding	6,220	6,206

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013
	(Unaudited)
Interest income
Interest and fees on loans	$9,447	$11,930
Interest on investment securities
Taxable	1,579	1,529
Exempt from federal income tax	371	447
Total investment income	1,950	1,976
Other	100	73
Total interest income	11,497	13,979
Interest expense
Interest on deposits	1,154	1,251
Interest on short-term borrowings	16	16
Interest on long-term borrowings	1,502	1,666
Total interest expense	2,672	2,933
Net interest income	8,825	11,046
Provision for loan losses	688	(1,107)
Net interest income after provision for loan losses	8,137	12,153
Other operating income
Changes in fair value on impaired securities	578	742
Portion of gain recognized in other comprehensive income (before taxes)	(578)	(742)
Net securities impairment losses recognized in operations	0	0
Net gains /(losses)– other	166	(102)
Total net gains/(losses)	166	(102)
Service charges	747	894
Trust department	1,354	1,343
Debit card income	529	487
Bank owned life insurance	249	254
Brokerage commissions	201	245
Other	79	231
Total other income	3,159	3,454
Total other operating income	3,325	3,352
Other operating expenses
Salaries and employee benefits	4,910	5,090
FDIC premiums	478	476
Equipment	625	657
Occupancy	592	632
Data processing	803	764
Other real estate owned	514	2,814
Other	1,977	2,558
Total other operating expenses	9,899	12,991
Income before income tax expense	1,563	2,514
Provision for income tax expense	223	678
Net Income	1,340	1,836
Accumulated preferred stock dividends and discount accretion	(675)	(448)
Net Income Available to Common Shareholders	$665	$1,388
Basic and diluted net income per common share	$0.10	$0.22
Weighted average number of basic and diluted shares outstanding	6,228	6,211

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$3,938	$5,600

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	3,388	1,852

Net unrealized gains/(losses) on all other AFS securities	8,255	(6,369)

Net unrealized losses on HTM securities	(2,315)	0

Net unrealized gains on cash flow hedges	137	180

Net unrealized (losses)/gains on Pension	(650)	525

Net unrealized gains on SERP	1	11

Other comprehensive income/(loss), net of tax	8,816	(3,801)

Comprehensive income	$12,754	$1,799

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income/(Loss)

(In thousands)

	Three Months Ended
	September 30,
	2014	2013
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$1,340	$1,836

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	346	444

Net unrealized losses on all other AFS securities	(87)	(640)

Net unrealized gains on HTM securities	57	0

Net unrealized gains on cash flow hedges	26	42

Net unrealized (losses)/gains on Pension	(687)	434

Net unrealized gains on SERP	0	4

Other comprehensive (loss)/income, net of tax	(345)	284

Comprehensive income	$995	$2,120

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2013	$29,925	$62	$21,573	$69,168	$(21,823)	$98,905

Net income				6,446		6,446
Other comprehensive loss					(2,390)	(2,390)
Stock based compensation			88			88
Preferred stock discount accretion	69			(69)		0
Preferred stock dividends deferred				(1,709)		(1,709)

Balance at December 31, 2013	29,994	62	21,661	73,836	(24,213)	101,340

Net income				3,938		3,938
Other comprehensive income					8,816	8,816
Stock based compensation			95			95
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(1,919)		(1,919)

Balance at September 30, 2014	$30,000	$62	$21,756	$75,849	$(15,397)	$112,270

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$3,938	$5,600
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Provision for loan losses	1,629	(161)
Depreciation	1,471	1,541
Stock compensation	95	66
Loss/(gain) on sales of other real estate owned	921	(80)
Write-downs of other real estate owned	885	2,889
Gain on loan sales	(37)	(154)
Loss on disposal of fixed assets	3	24
Net amortization of investment securities discounts and premiums- AFS	152	930
Net amortization of investment securities discounts and premiums- HTM	19	0
Loss/(gain) on sales of investment securities – available-for-sale	7	(124)
Gain on sales of investment securities – held for trading	(1,100)	0
Amortization of deferred loan fees	(363)	(429)
Decrease in accrued interest receivable and other assets	2,229	4,128
Decrease in deferred tax benefit	(4)	(1)
(Decrease)/increase in accrued interest payable and other liabilities	(5,685)	2,450
Earnings on bank owned life insurance	(737)	(753)
Net cash provided by operating activities	3,423	15,926

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	122,291	27,160
Proceeds from maturities/calls of investment securities held-to-maturity	3,275	140
Proceeds from sales of investment securities available-for-sale	56,838	50,169
Proceeds from sales of investment securities held for trading	1,100	0
Purchases of investment securities available-for-sale	(153,924)	(159,423)
Purchases of investment securities held-to-maturity	(2,421)	0
Proceeds from sales of other real estate owned	5,667	3,349
Proceeds from loan sales	4,312	20,691
Proceeds from disposal of fixed assets	0	1,421
Net decrease in FHLB stock	389	436
Net (increase)/decrease in loans	(23,782)	12,151
Purchases of premises and equipment	(570)	(864)
Net cash provided by/(used in) investing activities	13,175	(44,770)

Financing activities
Net decrease in deposits	(4,370)	(2,491)
Preferred stock dividends paid	(8,420)	0
Net increase in short-term borrowings	4,318	19,849
Payments on long-term borrowings	(49)	(47)
Net cash (used in)/provided by financing activities	(8,521)	17,311
Increase/(decrease) in cash and cash equivalents	8,077	(11,533)
Cash and cash equivalents at beginning of the year	43,063	83,068
Cash and cash equivalents at end of period	$51,140	$71,535

Supplemental information
Interest paid	$14,995	$7,199
Non-cash investing activities:
Transfers from loans to other real estate owned	$2,030	$5,627
Security sold September 30, settled in October	$618	$0
Transfers from securities available for sale to held-to-maturity	$103,934	$0

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three- and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2014 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2014 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

As used in these notes to consolidated financial statements, First United Corporation and its consolidated subsidiaries are sometimes collectively referred to as the “Corporation”.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There is no dilutive effect on earnings per share during loss periods. No common stock equivalents were outstanding during the nine- and three- month periods ended September 30, 2014 or 2013.

The following table sets forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$3,938			$5,600
Preferred stock dividends	(1,919)			(1,274)
Discount accretion on preferred stock	(6)			(52)

Net income available to common shareholders	$2,013	6,220	$0.32	$4,274	6,206	$0.69

	Three Months Ended September 30,
	2014			2013
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,340			$1,836
Preferred stock dividends deferred	(675)			(430)
Discount accretion on preferred stock	0			(18)

Net income available to common shareholders	$665	6,228	$0.10	$1,388	6,211	$0.22

Note 3 – Net Gains/(Losses)

The following table summarizes the gain activity for the nine- and three-month periods ended September 30, 2014 and 2013:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net gains/(losses) – other:
Available-for-sale securities:
Realized gains	$427	$447	$222	$35
Realized losses	(434)	(323)	(75)	(138)
Held-for-trading:
Realized gains	1,100	0	0	0
Gain on sale of consumer loans	37	154	19	23
Loss on disposal of fixed assets	(3)	(24)	0	(22)
Net gains/(losses) – other	$1,127	$254	$166	$(102)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at cost which approximates fair value.

	September 30,	December 31,
(in thousands)	2014	2013
Cash and due from banks, weighted average interest rate of 0.16% (at September 30, 2014)	$42,916	$32,895

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of September 30, 2014 and December 31, 2013, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), Merchants and Traders (“M&T”) and Community Bankers Bank (“CBB”).

	September 30,	December 31,
(in thousands)	2014	2013
FHLB daily investments, interest rate of 0.005% (at September 30, 2014)	$1,314	$1,677
FTN daily investments, interest rate of 0.07% (at September 30, 2014)	850	1,350
M&T daily investments, interest rate of 0.20% (at September 30, 2014)	5,050	5,043
M&T daily investments, interest rate of 0.20% (at September 30, 2014)	1,010	1,008
CBB Fed Funds sold, interest rate of 0.22% (at September 30, 2014)	0	1,090
	$8,224	$10,168

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2014 and December 31, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
September 30, 2014
Available for Sale:
U.S. Treasuries	$29,631	$4	$17	$29,618	$0
U.S. government agencies	39,088	82	411	38,759	0
Residential mortgage-backed agencies	46,573	276	726	46,123	0
Commercial mortgage-backed agencies	26,737	58	250	26,545	0
Collateralized mortgage obligations	9,286	89	7	9,368	0
Obligations of states and political subdivisions	46,784	1,466	234	48,016	0
Collateralized debt obligations	37,066	1,223	13,883	24,406	7,056
Total available for sale	$235,165	$3,198	$15,528	$222,835	$7,056

Held to Maturity:
U.S. government agencies	$24,476	$31	$109	$24,398	$0
Residential mortgage-backed agencies	55,572	93	263	55,402	0
Commercial mortgage-backed agencies	16,476	145	73	16,548	0
Collateralized mortgage obligations	7,712	0	110	7,602	0
Obligations of states and political subdivisions	2,725	0	249	2,476	0
Total held to maturity	$106,961	$269	$804	$106,426	$0

December 31, 2013
Available for Sale:
U.S. government agencies	$97,242	$14	$5,221	$92,035	$0
Residential mortgage-backed agencies	116,933	334	4,823	112,444	0
Commercial mortgage-backed agencies	31,025	14	1,134	29,905	0
Collateralized mortgage obligations	30,468	84	1,162	29,390	0
Obligations of states and political subdivisions	55,505	895	1,123	55,277	0
Collateralized debt obligations	37,146	778	20,386	17,538	12,703
Total available for sale	$368,319	$2,119	$33,849	$336,589	$12,703
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$249	$559	$3,590	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Proceeds	$56,838	$50,169	$616	$15,033
Realized gains	1,527	447	222	35
Realized losses	434	323	75	138

The following table shows the Corporation’s securities with gross unrealized losses and fair values at September 30, 2014 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Available for Sale:
U.S. Treasuries	$10,078	$17	$0	$0
U.S. government agencies	0	0	18,664	411
Residential mortgage-backed agencies	9,974	1	23,786	725
Commercial mortgage-backed agencies	20,480	235	969	15
Collateralized mortgage obligations	2,174	7	0	0
Obligations of states and political subdivisions	0	0	12,450	234
Collateralized debt obligations	0	0	19,394	13,883
Total available for sale	$42,706	$260	$75,263	$15,268

Held to Maturity:
U.S. government agencies	$14,945	$109	$0	$0
Residential mortgage-backed agencies	47,209	263	0	0
Commercial mortgage-backed agencies	9,660	73	0	0
Collateralized mortgage obligations	7,602	110	0	0
Obligations of states and political subdivisions	0	0	2,476	249
Total held to maturity	$79,416	$555	$2,476	$249

December 31, 2013
Available for Sale:
U.S. government agencies	$62,962	$3,154	$13,996	$2,067
Residential mortgage-backed agencies	60,781	1,801	46,570	3,022
Commercial mortgage-backed agencies	21,889	1,134	0	0
Collateralized mortgage obligations	21,201	1,149	3,051	13
Obligations of states and political subdivisions	15,422	1,123	0	0
Collateralized debt obligations	0	0	16,434	20,386
Total available for sale	$182,255	$8,361	$80,051	$25,488
Held to Maturity:
Obligations of states and political subdivisions	$0	$0	$2,301	$559

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2013 and September 30, 2014.

U.S. Government Treasuries – Available for Sale - One U.S. government treasury has been in an unrealized loss position for less than 12 months as of September 30, 2014. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2014. There were no U.S. government treasuries in an unrealized loss position for 12 months or more.

U.S. Government Agencies – Available for Sale – There were no U.S. government agencies in an unrealized loss position for less than 12 months as of September 30, 2014. There were three U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Residential Mortgage-Backed Agencies – Available for Sale - There was one residential mortgage-backed agency in an unrealized loss position for less than 12 months as of September 30, 2014. There were four residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Commercial Mortgage-Backed Agencies – Available for Sale – There were three commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2014. There was one commercial mortgage-backed agency security in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2014.

Collateralized Mortgage-Obligations – Available for Sale – There was one collateralized mortgage-obligation security in an unrealized loss position for less than 12 months as of September 30, 2014. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2014. There were no collateralized mortgage-obligation securities in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Available for Sale - No obligations of state and political subdivisions securities have been in an unrealized loss position for less than 12 months at September 30, 2014. There were six securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Collateralized Debt Obligations – Available for Sale - The $13.9 million in unrealized losses greater than 12 months at September 30, 2014 relates to 14 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2014. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity - Two U.S. government agencies have been in an unrealized loss position for less than 12 months as of September 30, 2014. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014. There were no U.S. government agencies in an unrealized loss position for 12 months or more.

Residential Mortgage-Backed Agencies – Held to Maturity - Eighteen residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of September 30, 2014. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity - One commercial mortgage-backed agency has been in an unrealized loss position for less than 12 months as of September 30, 2014. The Corporation has the intent and ability to hold this investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2014. There were no commercial mortgage-backed agencies in an unrealized loss position for 12 months or more.

Collateralized Mortgage-Obligations – Held to Maturity - One collateralized mortgage obligation has been in an unrealized loss position for less than 12 months as of September 30, 2014. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2014. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Held to Maturity – No obligations of state and political subdivisions securities have been in an unrealized loss position for less than 12 months at September 30, 2014. There was one obligations of state and political subdivisions security that has been in an unrealized loss position for 12 months or more. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2014.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in thousands)	2014	2013
Balance of credit-related OTTI at January 1	$13,422	$13,959
Reduction for increases in cash flows expected to be collected	(501)	(404)
Balance of credit-related OTTI at September 30	$12,921	$13,555

	Three Months Ended September 30,
(in thousands)	2014	2013
Balance of credit-related OTTI at July 1	$13,091	$13,695
Reduction for increases in cash flows expected to be collected	(170)	(140)
Balance of credit-related OTTI at September 30	$12,921	$13,555

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2014 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$19,536	$19,540
Due after one year through five years	44,436	$44,475
Due after five years through ten years	29,390	30,015
Due after ten years	59,207	46,769
	152,569	140,799

Residential mortgage-backed agencies	46,573	46,123
Commercial mortgage-backed agencies	26,737	26,545
Collateralized mortgage obligations	9,286	9,368
	$235,165	$222,835
Held to Maturity:
Due after five years through ten years	$15,442	$15,437
Due after ten years	11,759	11,437
	27,201	26,874

Residential mortgage-backed agencies	55,572	55,402
Commercial mortgage-backed agencies	16,476	16,548
Collateralized mortgage obligations	7,712	7,602
	$106,961	$106,426

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and CBB, is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2014.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the nine months ended September 30, 2014, dividends of $212,665 were recognized in earnings. For the comparable period of 2013, dividends of $145,578 were recognized in earnings.  For the three months ended September 30, 2014 and 2013, dividends of $68,329 and $48,844, respectively, were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2014 and December 31, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2014

Individually evaluated for impairment	$12,425	$7,735	$1,882	$6,768	$0	$28,810
Collectively evaluated for impairment	$240,662	$89,251	$87,476	$354,597	$24,129	$796,115
Total loans	$253,087	$96,986	$89,358	$361,365	$24,129	$824,925

December 31, 2013

Individually evaluated for impairment	$11,740	$11,703	$2,299	$7,546	$21	$33,309
Collectively evaluated for impairment	$256,238	$95,547	$57,489	$343,360	$24,297	$776,931
Total loans	$267,978	$107,250	$59,788	$350,906	$24,318	$810,240

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of September 30, 2014 and December 31, 2013:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2014
Commercial real estate
Non owner-occupied	$105,951	$1,305	$25,355	$132,611
All other CRE	91,792	8,755	19,929	120,476
Acquisition and development
1-4 family residential construction	12,900	0	1,004	13,904
All other A&D	68,586	1,398	13,098	83,082
Commercial and industrial	86,641	886	1,831	89,358
Residential mortgage
Residential mortgage - term	272,979	701	12,166	285,846
Residential mortgage - home equity	73,857	97	1,565	75,519
Consumer	24,036	0	93	24,129
Total	$736,742	$13,142	$75,041	$824,925

December 31, 2013
Commercial real estate
Non owner-occupied	$103,556	$9,243	$24,745	$137,544
All other CRE	100,461	8,479	21,494	130,434
Acquisition and development
1-4 family residential construction	8,764	0	4,497	13,261
All other A&D	73,198	1,787	19,004	93,989
Commercial and industrial	55,768	140	3,880	59,788
Residential mortgage
Residential mortgage - term	261,735	752	11,980	274,467
Residential mortgage - home equity	73,901	628	1,910	76,439
Consumer	24,143	5	170	24,318
Total	$701,526	$21,034	$87,680	$810,240

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of September 30, 2014 and December 31, 2013:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
September 30, 2014
Commercial real estate
Non owner-occupied	$128,145	$306	$3,179	$187	$3,672	$794	$132,611
All other CRE	115,367	269	0	0	269	4,840	120,476
Acquisition and development
1-4 family residential construction	13,812	0	0	0	0	92	13,904
All other A&D	78,020	0	419	87	506	4,556	83,082
Commercial and industrial	89,102	6	22	0	28	228	89,358
Residential mortgage
Residential mortgage - term	279,157	569	2,263	957	3,789	2,900	285,846
Residential mortgage - home equity	74,465	318	138	95	551	503	75,519
Consumer	23,773	248	79	29	356	0	24,129
Total	$801,841	$1,716	$6,100	$1,355	$9,171	$13,913	$824,925

December 31, 2013
Commercial real estate
Non owner-occupied	$136,462	$191	$145	$65	$401	$681	$137,544
All other CRE	121,985	1,490	207	0	1,697	6,752	130,434
Acquisition and development
1-4 family residential construction	12,018	0	139	0	139	1,104	13,261
All other A&D	88,071	1,075	33	282	1,390	4,528	93,989
Commercial and industrial	59,320	87	57	133	277	191	59,788
Residential mortgage
Residential mortgage - term	259,239	8,258	2,541	634	11,433	3,795	274,467
Residential mortgage - home equity	74,917	656	439	96	1,191	331	76,439
Consumer	23,802	350	128	24	502	14	24,318
Total	$775,814	$12,107	$3,689	$1,234	$17,030	$17,396	$810,240

Non-accrual loans which have been subject to a partial charge-off totaled $4.9 million as of September 30, 2014, compared to $1.9 million as of December 31, 2013.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014 and December 31, 2013.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2014

Individually evaluated for impairment	$0	$1,100	$0	$62	$0	$1,162
Collectively evaluated for impairment	$2,592	$2,610	$1,591	$3,917	$196	$10,906
Total ALL	$2,592	$3,710	$1,591	$3,979	$196	$12,068

December 31, 2013

Individually evaluated for impairment	$236	$1,967	$0	$80	$0	$2,283
Collectively evaluated for impairment	$3,816	$2,205	$766	$4,240	$284	$11,311
Total ALL	$4,052	$4,172	$766	$4,320	$284	$13,594

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2014 and December 31, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2014
Commercial real estate
Non owner-occupied	$0	$0	$4,245	$4,245	$4,255
All other CRE	0	0	8,180	8,180	8,308
Acquisition and development
1-4 family residential construction	912	130	92	1,004	1,068
All other A&D	3,162	970	3,569	6,731	12,999
Commercial and industrial	0	0	1,882	1,882	2,691
Residential mortgage
Residential mortgage - term	346	62	5,919	6,265	6,791
Residential mortgage – home equity	0	0	503	503	563
Consumer	0	0	0	0	0
Total impaired loans	$4,420	$1,162	$24,390	$28,810	$36,675

December 31, 2013
Commercial real estate
Non owner-occupied	$257	$59	$922	$1,179	$1,191
All other CRE	1,080	177	9,481	10,561	10,689
Acquisition and development
1-4 family residential construction	2,651	634	7	2,658	2,704
All other A&D	4,037	1,333	5,008	9,045	13,394
Commercial and industrial	0	0	2,299	2,299	2,299
Residential mortgage
Residential mortgage - term	988	80	5,979	6,967	7,372
Residential mortgage – home equity	0	0	579	579	579
Consumer	0	0	21	21	21
Total impaired loans	$9,013	$2,283	$24,296	$33,309	$38,249

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

Activity in the ALL is presented for the nine- and three-month periods ended September 30, 2014 and September 30, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$13,594
Charge-offs	(85)	(2,423)	(213)	(682)	(380)	(3,783)
Recoveries	11	104	22	183	308	628
Provision	(1,386)	1,857	1,016	158	(16)	1,629
ALL balance at September 30, 2014	$2,592	$3,710	$1,591	$3,979	$196	$12,068

ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	(233)	(276)	(1,051)	(317)	(375)	(2,252)
Recoveries	1,004	33	68	154	258	1,517
Provision	(1,509)	495	815	18	20	(161)
ALL balance at September 30, 2013	$4,468	$5,281	$738	$4,362	$302	$15,151

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at July 1, 2014	$2,839	$3,642	$1,553	$4,178	$251	$12,463
Charge-offs	(64)	(903)	(5)	(116)	(117)	(1,205)
Recoveries	1	33	15	27	46	122
Provision	(184)	938	28	(110)	16	688
ALL balance at September 30, 2014	$2,592	$3,710	$1,591	$3,979	$196	$12,068

ALL balance at July 1, 2013	$5,261	$4,875	$753	$4,304	$329	$15,522
Charge-offs	(49)	(14)	(47)	(61)	(100)	(271)
Recoveries	877	12	17	35	66	1,007
Provision	(1,621)	408	15	84	7	(1,107)
ALL balance at September 30, 2013	$4,468	$5,281	$738	$4,362	$302	$15,151

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,890	$28	$0	$4,161	$33	$1,454
All other CRE	9,497	116	67	10,698	261	46
Acquisition and development
1-4 family residential construction	1,690	34	0	3,033	59	0
All other A&D	8,108	129	0	18,614	394	575
Commercial and industrial	2,065	70	2	2,844	88	0
Residential mortgage
Residential mortgage - term	6,552	154	55	4,816	56	7
Residential mortgage – home equity	640	4	4	555	18	0
Consumer	11	0	0	75	0	0
Total	$30,453	$535	$128	$44,796	$909	$2,082

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$2,591	$17	$0	$3,048	$10	$1,454
All other CRE	8,506	35	23	10,704	83	0
Acquisition and development
1-4 family residential construction	1,016	9	0	3,237	17	0
All other A&D	7,540	33	0	15,879	125	272
Commercial and industrial	1,905	21	0	2,257	22	0
Residential mortgage
Residential mortgage - term	6,225	47	3	5,684	23	5
Residential mortgage – home equity	597	0	3	536	6	0
Consumer	0	0	0	74	0	0
Total	$28,380	$162	$29	$41,419	$286	$1,731

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

The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine Months Ended September 30, 2014
Commercial real estate
Non owner-occupied	0	$0	2	$277	0	$0
All other CRE	0	0	0	0	4	2,627
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	90	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$90	2	$277	4	$2,627

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three Months Ended September 30, 2014
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	0	$0	0	$0

During the nine months ended September 30, 2014, there were two new TDRs. In addition, five existing TDRs which had reached their original modification maturity were re-modified. A $1,055 reduction of the ALL resulted from a change to the impairment evaluation of one loan, from evaluated collectively to being evaluated individually. The remaining new TDR was impaired at the time of modification, resulting in no impact to the ALL as a result of the modification. There was no impact to the recorded investment relating to the transfer of these loans.

During the nine months ended September 30, 2014, three A&D loans totaling $1.7 million, a $.2 million C&I loan and a $.4 million owner-occupied CRE loan that were modified as TDRs within the previous 12 months were transferred to non-accrual, and are considered payment defaults.

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

During the nine months ended September 30, 2013, there were three non-owner occupied CRE loans totaling $2.2 million that were transferred to non-accrual and two non-performing A&D loans totaling $.4 million that were transferred to OREO due to payment defaults.

Note 8 - Other Real Estate Owned

The following table presents the components of OREO as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Commercial real estate	$1,897	$5,306
Acquisition and development	8,715	10,509
Residential mortgage	976	1,216
Total OREO	$11,588	$17,031

The following table presents the activity in the OREO valuation allowance for the nine- and three-month periods ended September 30, 2014 and 2013:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance January 1	$4,047	$2,766	$3,742	$1,988
Fair value write-down	885	2,889	442	2,852
Sales of OREO	(1,155)	(1,016)	(407)	(201)
Balance at end of period	$3,777	$4,639	$3,777	$4,639

The following table presents the components of OREO expenses, net for the nine- and three-month periods ended September 30, 2014 and 2013:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Losses/(gains) on real estate, net	$921	$(80)	$(49)	$(18)
Fair value write-down, net	885	2,889	442	2,852
Expenses, net	594	495	237	272
Rental and other income	(272)	(538)	(116)	(292)
Total OREO expense, net	$2,128	$2,766	$514	$2,814

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2014 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of September 30, 2014, the U.S. Treasuries, U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2014, the Corporation owned 17 pooled trust preferred securities with an amortized cost of $37.1 million and a fair value of $24.4 million. The market for these securities at September 30, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2014, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between September 30, 2014 and December 31, 2013.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$24,406	Discounted Cash Flow	Discount Rate	Range of Libor+ 5.00% to 12%

Cash Flow Hedge	$(228)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$8,099	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

Other Real Estate Owned	$1,767	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2014 and December 31, 2013 are as follows:

		Fair Value Measurements at September 30, 2014 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	09/30/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. Treasuries	$29,618		$29,618
U.S. government agencies	$38,759		$38,759
Residential mortgage-backed agencies	$46,123		$46,123
Commercial mortgage-backed agencies	$26,545		$26,545
Collateralized mortgage obligations	$9,368		$9,368
Obligations of states and political subdivisions	$48,016		$48,016
Collateralized debt obligations	$24,406			$24,406
Financial Derivative	$(228)			$(228)
Non-recurring:
Impaired loans	$8,099			$8,099
Other real estate owned	$1,767			$1,767

		Fair Value Measurements at December 31, 2013 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$92,035		$92,035
Residential mortgage-backed agencies	$112,444		$112,444
Commercial mortgage-backed agencies	$29,905		$29,905
Collateralized mortgage obligations	$29,390		$29,390
Obligations of states and political subdivisions	$55,277		$55,277
Collateralized debt obligations	$17,538			$17,538
Financial Derivative	$(457)			$(457)
Non-recurring:
Impaired loans	$8,613			$8,613
Other real estate owned	$5,591			$5,591

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2014 and September 30, 2013.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains realized/unrealized:
Included in other comprehensive income	6,868	229
Ending balance September 30, 2014	$24,406	$(228)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2013	$11,442	$(849)
Total gains realized/unrealized:
Included in other comprehensive income	4,831	301
Ending balance September 30, 2013	$16,273	$(548)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2014	$23,921	$(272)
Total gains realized/unrealized:
Included in other comprehensive income	485	44
Ending balance September 30, 2014	$24,406	$(228)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2013	$15,030	$(619)
Total gains realized/unrealized:
Included in other comprehensive income	1,243	71
Ending balance September 30, 2013	$16,273	$(548)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2014		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$42,916	$42,916	$42,916
Interest bearing deposits in banks	8,224	8,224	8,224
Investment securities - AFS	222,835	222,835		$198,429	$24,406
Investment securities - HTM	106,961	106,426		103,950	2,476
Restricted bank stock	7,524	7,524		7,524
Loans, net	812,857	816,589			816,589
Accrued interest receivable	3,785	3,785		3,785

Financial Liabilities:
Deposits – non-maturity	670,602	670,602		670,602
Deposits – time deposits	302,431	308,014		308,014
Short-term borrowed funds	47,994	41,372		41,372
Long-term borrowed funds	182,623	187,646		187,646
Accrued interest payable	886	886		886
Financial derivative	228	228			228
Off balance sheet financial instruments	0	0	0

	December 31, 2013		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$32,895	$32,895	$32,895
Interest bearing deposits in banks	10,168	10,168	10,168
Investment securities - AFS	336,589	336,589		$319,051	$17,538
Investment securities - HTM	3,900	3,590			3,590
Restricted bank stock	7,913	7,913		7,913
Loans, net	796,646	799,937			799,937
Accrued interest receivable	4,342	4,342		4,342

Financial Liabilities:
Deposits- non-maturity	650,761	650,761		650,761
Deposits- time deposits	326,642	333,256		333,256
Short-term borrowed funds	43,676	43,676		43,676
Long-term borrowed funds	182,672	189,135		189,135
Accrued interest payable	7,647	7,647		7,647
Financial derivative	457	457			457
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2013 and each of the three-month periods ended March 31, 2014, June 30, 2014 and September 30, 2014:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2013	$(10,036)	$(2,966)	$0	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	2,735	(8,279)	0	233	2,871	102	(2,338)
Amounts reclassified from accumulated other comprehensive income	(322)	(47)	0	0	303	14	(52)
Balance - December 31, 2013	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	2,730	2,995	0	55	(179)	0	5,601
Amounts reclassified from accumulated other comprehensive income	(96)	41	0	0	52	1	(2)
Balance – March 31, 2014	$(4,989)	$(8,256)	$0	$(219)	$(5,215)	$65	$(18,614)
Other comprehensive income/(loss) before reclassifications	511	5,254	(2,391)	56	112	0	3,542
Amounts reclassified from accumulated other comprehensive income	(103)	52	19	0	52	0	20
Balance – June 30, 2014	$(4,581)	$(2,950)	$(2,372)	$(163)	$(5,051)	$65	$(15,052)
Other comprehensive income/(loss) before reclassifications	448	1	0	26	(739)	0	(264)
Amounts reclassified from accumulated other comprehensive income	(102)	(88)	57	0	52	0	(81)
Balance - September 30,2014	$(4,235)	$(3,037)	$(2,315)	$(137)	$(5,738)	$65	$(15,397)

The following tables present the components of comprehensive income for the nine- and three-month periods ended September 30, 2014 and 2013:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$6,149	$(2,460)	$3,689
Less: accretable yield recognized in income	501	(200)	301
Net unrealized gains on investments with OTTI	5,648	(2,260)	3,388

Available for sale securities – all other:
Unrealized holding gains	13,746	(5,496)	8,250
Less: losses recognized in income	(7)	2	(5)
Net unrealized gains on all other AFS securities	13,753	(5,498)	8,255

Held to maturity securities:
Unrealized holding losses	(3,984)	1,593	(2,391)
Less: amortization recognized in income	(127)	51	(76)
Net unrealized losses on HTM securities	(3,857)	1,542	(2,315)

Cash flow hedges:
Unrealized holding gains	229	(92)	137

Pension Plan:
Unrealized net actuarial loss	(1,345)	539	(806)
Less: amortization of unrecognized loss	(280)	112	(168)
Less: amortization of transition asset	30	(12)	18
Less: amortization of prior service costs	(9)	3	(6)
Net pension plan liability adjustment	(1,086)	436	(650)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	13	(5)	8
Less: amortization of prior service costs	(15)	6	(9)
Net SERP liability adjustment	2	(1)	1
Other comprehensive income	$14,689	$(5,873)	$8,816

Components of Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$3,500	$(1,405)	$2,095
Less: accretable yield recognized in income	406	(163)	243
Net unrealized gains on investments with OTTI	3,094	(1,242)	1,852

Available for sale securities – all other:
Unrealized holding losses	(10,520)	4,225	(6,295)
Less: gains recognized in income	124	(50)	74
Net unrealized losses on all other AFS securities	(10,644)	4,275	(6,369)

Cash flow hedges:
Unrealized holding gains	301	(121)	180

Pension Plan:
Unrealized net actuarial gain	499	(200)	299
Less: amortization of unrecognized loss	(399)	160	(239)
Less: amortization of transition asset	30	(12)	18
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	877	(352)	525

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(3)	1	(2)
Less: amortization of prior service costs	(15)	6	(9)
Net SERP liability adjustment	18	(7)	11
Other comprehensive loss	$(6,354)	$2,553	$(3,801)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$748	$(300)	$448
Less: accretable yield recognized in income	170	(68)	102
Net unrealized gains on investments with OTTI	578	(232)	346

Available for sale securities – all other:
Unrealized holding gains	3	(2)	1
Less: losses recognized in income	147	(59)	88
Net unrealized losses on all other AFS securities	(144)	57	(87)

Held to maturity securities:
Unrealized holding losses	0	0	0
Less: amortization recognized in income	(95)	38	(57)
Net unrealized gains on HTM securities	95	(38)	57

Cash flow hedges:
Unrealized holding gains	44	(18)	26

Pension Plan:
Unrealized net actuarial loss	(1,233)	494	(739)
Less: amortization of unrecognized loss	(93)	37	(56)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(1,147)	460	(687)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	4	(1)	3
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	1	(1)	0
Other comprehensive loss	$(573)	$228	$(345)

Components of Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$882	$(354)	$528
Less: accretable yield recognized in income	140	(56)	84
Net unrealized gains on investments with OTTI	742	(298)	444

Available for sale securities – all other:
Unrealized holding losses	(1,174)	472	(702)
Less: gains recognized in income	(103)	41	(62)
Net unrealized losses on all other AFS securities	(1,071)	431	(640)

Cash flow hedges:
Unrealized holding gains	71	(29)	42

Pension Plan:
Unrealized net actuarial gain	599	(241)	358
Less: amortization of unrecognized loss	(133)	53	(80)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	725	(291)	434

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(1)	0	(1)
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	6	(2)	4
Other comprehensive income	$473	$(189)	$284

The following table presents the details of accumulated other comprehensive income components for the nine- and three-month periods ended September 30, 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	For the Nine months ended September 30, 2014	For the Three months ended September 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$501	$170	Interest income on taxable investment securities
Taxes	(200)	(68)	Tax benefit
	$301	$102	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
(Gains)/losses on sales	$(7)	$147	Net gains - other
Taxes	2	(59)	Tax expense/(benefit)
	$(5)	$88	Net of tax
Unrealized gains and losses on held to maturity securities:
Amortization	$(127)	$(95)	Interest income on taxable investment securities
Taxes	51	38	Tax expense
	$(76)	$(57)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(280)	(93)	Salaries and employee benefits
Amortization of transition asset	30	10	Salaries and employee benefits
Amortization of prior service costs	(9)	(3)	Salaries and employee benefits
Taxes	103	34	Tax expense
	$(156)	$(52)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain	13	4	Salaries and employee benefits
Amortization of prior service costs	(15)	(5)	Salaries and employee benefits
Taxes	1	1	Tax expense
	$(1)	$0	Net of tax

Total reclassifications for the period	$63	$81	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at September 30, 2014), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.98% at September 30, 2014) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.08% at September 30, 2014). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, First United Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. In April 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in June 2014, and interest of $78,604 was paid to Trust I on June 17, 2014, $157,202 in interest was paid to Trust II on June 17, 2014, and $266,650 in interest was paid to Trust III on June 16, 2014. In July 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in September 2014 and interest of $78,572 was paid to Trust I on September 17, 2014, $157,136 in interest was paid to Trust II on September 17, 2014, and $266,650 in interest was paid to Trust III on September 15, 2014. In November 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in December 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation and/or the Bank do not receive the approvals necessary for First United Corporation to make future quarterly interest payments, First United Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit First United Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

Interest payments on the $5.0 million junior subordinated debentures that were issued outside of trust preferred securities offerings cannot be, and have not been, deferred.

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the Treasury in May 2014 and paying all unpaid dividends that accrued during the suspension period. Cumulative deferred dividends on the Series A Preferred Stock of approximately $6.5 million were paid on May 15, 2014. In July 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment due in August 2014. A dividend payment of $.7 million was paid on August 15, 2014. In November 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment due in November 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, the declaration and payment of which, as discussed above, are subject to the prior approval of the FDIC and the Maryland Commissioner. If First United Corporation and/or the Bank do not obtain the regulatory approvals required for a particular quarterly dividend, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010 when it approved the above-mentioned deferral of dividends on the Series A Preferred Stock, and this suspension remains in effect.

Note 12 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Securities sold under agreements to repurchase:
Outstanding at end of period	$47,994	$43,676
Weighted average interest rate at end of period	0.12%	0.14%
Maximum amount outstanding as of any month end	$53,370	$61,354
Average amount outstanding	$44,646	$47,777
Approximate weighted average rate during the period	0.13%	0.13%

At September 30, 2014, the repurchase agreements were secured by $74.2 million in investment securities.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(In thousands)	2014	2013
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at September 30, 2014	$135,893	$135,942
Junior subordinated debt, bearing variable interest rates ranging from 2.08% to 2.98% at September 30, 2014	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at September 30, 2014	10,801	10,801
Total long-term debt	$182,623	$182,672

At September 30, 2014, the long-term FHLB advances were secured by $147.6 million in loans, $.9 million in cash and $.5 million in investment securities.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2014			December 31, 2013
(In thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2014	$0	$0	$0	$0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,694	30,929	77,623	77,672
Total long-term debt	$146,694	$35,929	$182,623	$182,672

Note 13 - Pension and SERP Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$193	$170	$64	$56
Interest cost	1,106	934	369	299
Expected return on assets	(1,990)	(1,780)	(662)	(592)
Amortization of transition asset	(30)	(30)	(10)	(10)
Amortization of net actuarial loss	280	399	93	133
Amortization of prior service cost	9	9	3	3
Net pension credit included in employee benefits	$(432)	$(298)	$(143)	$(111)

SERP	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$71	$91	$23	$31
Interest cost	172	192	58	64
Amortization of recognized (gain)/loss	(13)	3	(4)	1
Amortization of prior service cost	15	15	5	5
Net SERP expense included in employee benefits	$245	$301	$82	$101

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

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. There were no grants of restricted stock outstanding at September 30, 2014.

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

Stock-based awards were made to non-employee directors in May 2014 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director’s annual retainer is paid in 1,000 shares of common stock, with the remainder of $10,000 paid in cash or any portion thereof, in shares of stock. Prior to May 2014, the retainer of the 1,000 shares of stock was paid in shares of stock in the amount of $5,000. A total of 17,779 fully-vested shares of common stock were issued to directors in 2014, which had a fair market value of $8.78 per share. Director stock compensation expense was $95,035 for the nine months ended September 30, 2014 and $65,806 for the nine months ended September 30, 2013. Stock compensation expense was $39,025 and $22,495 for the three months ended September 30, 2014 and 2013, respectively.

Note 15 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $.9 million of outstanding standby letters of credit at September 30, 2014 and $1.1 million as of December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2014 and December 31, 2013 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2014, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contract was ($228) thousand at September 30, 2014 and ($457) thousand at December 31, 2013 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.9 million was posted as collateral as of September 30, 2014.

For the nine months ended September 30, 2014, the Corporation recorded an increase in the value of the derivatives of $229 thousand and the related deferred tax benefit of $92 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2014. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2014.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three- months ended September 30, 2014 and 2013.

Derivative in Cash Flow Hedging

(In thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2014	$137	$0	$0
September 30, 2013	180	0	0
Three months ended:
September 30, 2014	$26	$0	$0
September 30, 2013	42	0	0

Notes:

(a)	Reported as interest expense
(b)	Reported as other income

Note 17 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2014, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (the “Partnership”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. The Partnership used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of the Partnership were approximately $9.5 million at September 30, 2014 and $9.7 million at December 31, 2013.

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

At September 30, 2014 and December 31, 2013, the Corporation included its total investment in the Partnership in “Other Assets” in its Consolidated Statement of Financial Condition. As of September 30, 2014, the Corporation’s commitment in the Partnership was fully funded. The following table presents details of the Bank’s involvement with the Partnership at the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,570	$4,980
Maximum exposure to loss	4,570	4,980

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2014
Interest Rate Swap Agreements	$228	$0	$228	$(228)	$0	$0

Repurchase Agreements	$47,994	$0	$47,994	$(47,994)	$0	$0
December 31, 2013
Interest Rate Swap Agreements	$457	$0	$457	$(457)	$0	$0

Repurchase Agreements	$43,676	$0	$43,676	$(43,676)	$0	$0

Note 19 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, an amendment of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 specifies that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure; and at the time of foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the amount of the claim, which must be a fixed amount determined on the basis of the fair value of the real estate. An entity can elect to adopt the amendments in ASU 2014-14 using either a modified retrospective transition method or a prospective transition method. ASU 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Corporation is evaluating the provisions of ASU 2014-14, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Earlier application for a public entity is prohibited. The Corporation is evaluating the provisions of ASU 2014-11, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. The Corporation is evaluating the provisions of ASU 2014-09, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. An entity can elect to adopt the amendments in ASU 2014-04 using either a modified or a retrospective transition method or a prospective transition method. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Corporation is evaluating the provisions of ASU 2014-04, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which provides amendments and guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in ASU 2014-01 should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. Additional disclosure requirements are applicable to all reporting entities, regardless of whether the election is made. ASU 2014-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. At December 31, 2013, the Corporation had a single investment in a flow-through limited liability entity that invests in an affordable housing project, for which it currently utilizes the effective yield method to account for its investment. The Corporation is evaluating whether to change its method of accounting as permitted by ASU 2014-01, but believes that the adoption of ASU 2014-01 will not have a material impact on the Corporation’s financial condition or results of operations.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is intended to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. Under the ASU, an entity generally must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward. The Corporation adopted the provisions of ASU 2013-11 effective January 1, 2014. As the Corporation has no unrecognized tax benefits, the adoption of ASU 2013-11 did not have any impact on the Corporation’s financial condition or results of operations.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended. Until September 24, 2014, First United Corporation operated as a financial holding company under the Gramm-Leach-Bliley Act. Effective on that date, First United Corporation terminated its financial holding company election because the Corporation is not engaged, and does not anticipate engaging in the foreseeable future, in any activity that requires the election. Accordingly, the termination is not expected to have any material impact on our financial condition or results of operations. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, a Maryland limited liability company (the “Insurance Agency”) that, through the close of business on December 31, 2011, operated as a full service insurance agency. Effective on January 1, 2012, the Insurance Agency sold substantially all of its assets, net of cash, to a third-party and is no longer an active subsidiary. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. Until March 27, 2013, the Bank also owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest, but this entity was dissolved on such date. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At September 30, 2014, the Corporation had total assets of $1.3 billion, net loans of $812.9 million, and deposits of $973.0 million. Shareholders’ equity at September 30, 2014 was $112.3 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million recorded as goodwill at September 30, 2014 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Management regularly reviews the carrying amount of the Corporation’s net deferred tax assets to determine if the establishment of a valuation allowance is necessary. If management determines, based on the available evidence, that it is more likely than not that all or a portion of our net deferred tax assets will not be realized in future periods, then a deferred tax valuation allowance will be established. Consideration is given to various positive and negative factors that could affect the realization of the deferred tax assets. In evaluating this available evidence, management considers, among other things, historical performance, expectations of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with utilization of operating loss and tax credit carry forwards not expiring, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. Management’s evaluation is based on current tax laws as well as management’s expectations of future performance.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2014 and 2013 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Nine months ended September 30,
	2014	2013
Per Share Data
Basic and diluted net income per common share	$0.32	$0.69
Book Value	$13.21	$11.18

Significant Ratios
Return on Average Assets (a)	0.39%	0.56%
Return on Average Equity (a)	4.79%	7.52%
Average Equity to Average Assets	8.18%	7.50%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $2.0 million for the first nine months of 2014, compared to $4.3 million for the same period of 2013. Basic and diluted net income per common share for the first nine months of 2014 was $.32, compared to basic and diluted net income per common share of $.69 for the same period of 2013. The decrease in earnings was due to a decrease of $3.4 million in interest income, primarily interest on loans, and an increase in provision expense of $1.8 million, offset by an increase of $.5 million in other operating income, a decrease of $.6 million in interest expense, and a $1.6 million decrease in other operating expenses. The increase in other operating income was primarily attributable to an increase of $.9 million in gains on sales of securities. The decrease in other operating expenses was due to a decrease of $.6 million in Other Real Estate Owned (“OREO”) expenses and a decrease of $.7 million in other miscellaneous expenses. The net interest margin for the first nine months of 2014, on a fully tax equivalent (“FTE”) basis, decreased to 3.02% from 3.37% for the first nine months of 2013 due primarily to loans repricing at lower rates and new loans booked at lower rates due to the continued low rate environment and pricing competition in our market areas. The net interest margin for the year ended December 31, 2013, on an FTE basis, was 3.25%.

The provision for loan losses increased to $1.6 million for the nine months ended September 30, 2014 compared to $(.2) for the nine months ended September 30, 2013. The increase was driven by rolling historical loss rates and the qualitative factors as well as a $.8 million recovery on a large commercial real estate credit during the third quarter of 2013. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.2 million during the nine months ended September 30, 2014 when compared to the same period of 2013 due to a decrease of $10.1 million in average interest-bearing deposits as well as a 5 basis point decrease in the average rate and a decrease of 15 basis points on long-term borrowings. During the first nine months of 2014, our management and retail staff focus has shifted our deposit mix away from higher cost certificates of deposit and towards lower cost money market and transaction accounts. We expect this shift to continue through the remainder of 2014.

Other operating income increased $.5 million during the first nine months of 2014 when compared to the same period of 2013. This increase was primarily attributable to $1.1 million in gains on the sale of securities for the first nine months of 2014 compared to $.3 million for the first nine months of 2013. This increase was offset by a reduction in OREO rental income of $.3 million due to the sale of a property.

Operating expenses decreased $1.6 million in the first nine months of 2014 when compared to the same period of 2013. This decrease was due to a decrease of $.6 million in OREO expenses relating to an increase in the valuation allowance during the first nine months of 2013 in order to better position the properties for retail sale. Declines in other miscellaneous expenses such as miscellaneous loan fees, deferred compensation, and personnel related expenses also contributed to the decrease.

Consolidated net income available to common shareholders was $.7 million, or $.10 per common share, for the third quarter of 2014, compared to $1.4 million, or $.22 per common share, for the same period of 2013. The decrease in earnings for the third quarter of 2014 compared to the third quarter of 2013 was due to a decrease in net interest income of $2.2 million, a $1.8 million increase in provision expense, and an increase of $.2 million in dividends attributable to the increase in rate from 5.0% to 9.0% on the Series A Preferred Stock. These items were offset by a $3.1 million decrease in other operating expenses. The decrease in other operating expenses for the third quarter of 2014 was primarily attributable to a $2.3 million reduction in OREO expenses as discussed above. Declines in other miscellaneous expenses such as miscellaneous loan fees, deferred compensation, and personnel related expenses also contributed to the decrease. The net interest margin for the third quarter of 2014, on a FTE basis, was 2.96%, compared to 3.77% for the same period of 2013. The decline in the net interest margin for the third quarter was due primarily to the decline in loan yields from loans repricing at lower rates and new loans booked at lower rates due to pricing competition in our market areas.

Other operating income remained consistent during the third quarter of 2014 when compared to the same period of 2013. The increase in gains on sales of securities was offset by reductions in other income such as OREO rental income.

Operating expenses decreased $3.1 million in the third quarter of 2014 when compared to the same period of 2013. This decrease was due primarily to a decrease of $2.3 million in OREO expenses relating to the valuation allowance in OREO in the third quarter of 2013 as noted above. Declines in other miscellaneous expenses such as miscellaneous loan fees, deferred compensation, and personnel related expenses also contributed to the decrease.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans	$816,144	$28,172	4.62%	$851,559	$32,977	5.17%
Investment securities	343,288	7,204	2.81%	273,470	5,848	2.84%
Other interest earning assets	52,839	276	0.70%	76,675	254	0.44%
Total earning assets	$1,212,271	35,652	3.93%	$1,201,704	39,079	4.34%

Interest-bearing liabilities
Interest-bearing deposits	$791,534	3,489	0.59%	$801,644	3,860	0.64%
Short-term borrowings	45,009	46	0.14%	46,532	45	0.12%
Long-term borrowings	182,646	4,699	3.44%	182,710	4,919	3.59%
Total interest-bearing liabilities	$1,019,189	8,234	1.08%	$1,030,886	8,824	1.13%

Net interest income and spread		$27,418	2.85%		$30,255	3.21%
Net interest margin			3.02%			3.37%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 40% tax rate.

Net interest income on an FTE basis decreased $2.8 million (9.4%) during the first nine months of 2014 over the same period in 2013 due to a $3.4 million (8.8%) decrease in interest income, which was partially offset by a $.6 million (6.7%) decrease in interest expense. The decrease in interest income was primarily due to the $35.4 million (4.2%) reduction in the average balance of loans and a decrease of 55 basis points on yields when comparing the first nine months of 2014 to the same period of 2013. The reduction in loan yields is attributable to loans repricing at lower rates and new loans booked at lower rates. The decline in interest income was partially offset by a decline in interest expense due to the reduction in the average rate on interest-bearing deposits and a decrease of 15 basis points on long-term borrowings. We saw a decrease in the net interest margin in the first nine months of 2014 to 3.02% when compared to 3.25% for the year ended December 31, 2013 and 3.37% for the first nine months of 2013.

When comparing the nine months ended September 30, 2014 to the same period of 2013, there was an overall $10.6 million increase in average interest-earning assets, driven by an increase of $69.8 million in investment securities, offset by a $35.4 million reduction in loans and a $23.8 million decrease in other interest-earning assets, primarily cash.

Interest expense decreased during the first nine months of 2014 when compared to the same period of 2013 due primarily to an overall reduction in the average rate paid on interest-bearing liabilities. The overall effect was a 5 basis point decrease in the average rate paid and a decrease of $11.7 million on our average interest-bearing liabilities, from 1.13% for the nine months ended September 30, 2013 to 1.08% for the same period of 2014.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-bearing assets and interest-bearing liabilities for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-Earning Assets:
Loans	$824,268	$9,456	4.55%	$834,576	$11,940	5.67%
Investment securities	318,491	2,175	2.71%	300,790	2,216	2.92%
Other interest earning assets	71,795	100	0.55%	58,168	73	0.16%
Total earning assets	$1,214,554	11,731	3.83%	$1,193,534	14,229	4.72%

Interest-bearing liabilities
Interest-bearing deposits	$786,638	1,154	0.58%	$818,902	1,251	0.59%
Short-term borrowings	47,181	16	0.13%	51,383	16	0.11%
Long-term borrowings	182,631	1,502	3.26%	182,697	1,666	3.61%
Total interest-bearing liabilities	$1,016,450	2,672	1.04%	$1,052,982	2,933	1.11%

Net interest income and spread		$9,059	2.79%		$11,296	3.61%
Net interest margin			2.96%			3.77%

Note: Interest income and yields are presented on a fully taxable equivalent basis using a 40% tax rate.

Net interest income on an FTE basis decreased $2.2 million (19.8%) during the third quarter of 2014 over the same period in 2013 due to a $2.5 million (17.5%) decrease in interest income, offset by a decrease of $.3 million (8.9%) in interest expense. The decrease in interest income was impacted by the decrease in loan balances as well as a 112 basis point decrease in the average rate of loans when comparing the two periods. The decrease in average rate is primarily attributable to loans repricing at lower rates and new loans booked at lower rates due to the continued low rate environment as well as pricing competition in our market areas. We saw a decrease in the net interest margin in the third quarter of 2014 to 2.96% when compared to 3.77% for the three months ended September 30, 2013.

Interest expense decreased during the third quarter of 2014 when compared to the same period of 2013 due to the overall reduction in average interest-bearing liabilities of $36.5 million and the 35 basis point reduction in the average rate paid on long-term borrowings. This reduction in balances was due to the reduction of $32.3 million in interest-bearing deposits as management continued to focus on shifting the deposit mix and reducing certificates of deposit and a $4.2 million decrease in short-term borrowings. The overall effect was a 7 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.11% for the three months ended September 30, 2013 to 1.04% for the same period of 2014.

Provision for Loan Losses

The provision for loan losses was $1.6 million for the first nine months of 2014 compared to $(.2) for the nine months ended September 30, 2013.  Although, through the first nine months of 2014, we continued to experience a reduction in our total rolling historical loss rates and the qualitative factors utilized in the determination of the ALL, as well as continued reduction in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), provision expense was higher due to the recovery of $.8 million on a large commercial real estate loan during the first nine months of 2013. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, decreased $.4 million during the first nine months of 2014 when compared to the same period of 2013. Service charge income decreased $.4 million in the first nine months of 2014 when compared to the first nine months of 2013 due to reduced NSF fees. The reduction in NSF fees is due to the increased regulations on fees.

Net gains of $1.1 million were reported through other income in the first nine months of 2014, compared to net gains of $.3 million during the same period of 2013. The increase in net gains during the first nine months of 2014 when compared to the same period of 2013 was due to a net gain of $1.1 million realized on sales of investment securities.

Other operating income, exclusive of gains, decreased $.3 million during the third quarter of 2014 when compared to the same period of 2013 due to a decline in service charge income of $.2 million primarily from a reduction in NSF fee income and a reduction of other income of $.1 million.

Net gains of $.2 million were reported through other income in the third quarter of 2014, compared to net losses of $.1 million during the same period of 2013. This increase in gains was due to the gain on the sale of one CDO investment. As a result of the activity spurred by the Volcker Rule, which was clarified during the first quarter of 2014, we had the opportunity to take advantage of the market and sell this security at a gain to book value.

The following table shows the major components of other operating income for the nine- and three-month periods ended September 30, 2014 and 2013, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Service charges	23%	27%	24%	26%
Trust department	42%	38%	43%	39%
Debit card Income	16%	15%	17%	14%
Bank owned life insurance	8%	8%	8%	7%
Brokerage income	6%	6%	6%	7%
Other income	5%	6%	2%	7%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses decreased $1.6 million in the first nine months of 2014 when compared to the same period of 2013. This decrease was due to a decrease of $.6 million in OREO expenses relating to an increase in the valuation allowance during the first nine months of 2013 in order to better position the properties for retail sale. Declines in other miscellaneous expenses such as miscellaneous loan fees, deferred compensation, and personnel related expenses also contributed to the decrease.

Operating expenses decreased $3.1 million in the third quarter of 2014 when compared to the same period of 2013. This decrease was due primarily to a decrease of $2.3 million in OREO expenses relating to the valuation allowance in OREO in the third quarter of 2013 as noted above. Declines in other miscellaneous expenses such as miscellaneous loan fees, deferred compensation, and personnel related expenses also contributed to the decrease.

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2014 and 2013 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Salaries and employee benefits	48%	46%	50%	39%
FDIC premiums	4%	4%	5%	4%
Occupancy, equipment and data processing	20%	19%	20%	16%
Other real estate owned	7%	9%	5%	22%
Other	21%	22%	20%	19%
	100%	100%	100%	100%

Provision for Income Taxes

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

The effective tax rate for the first nine months of 2014 was 19.8%, compared to an effective tax rate of 24.9% for the first nine months of 2013. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets remained stable at $1.3 billion at September 30, 2014 and December 31, 2013. During the first nine months of 2014, cash and interest-bearing deposits in other banks increased $8.1 million, the investment portfolio decreased $10.7 million, and gross loans increased $14.7 million. We sold investments during this time period in order to reduce interest rate volatility and to provide funding for higher yielding loans. OREO balances decreased $5.4 million due to sales of properties. Total liabilities decreased by approximately $12.5 million during the first nine months of 2014 due primarily to a decrease of $12.4 million in other liabilities. Other liabilities decreased as a result of cash payments of accrued dividends and interest on the Trust Preferred debentures and Series A Preferred Stock dividend. Comparing September 30, 2014 to December 31, 2013, shareholders’ equity increased $10.9 million as a result of a decrease of $8.8 million in accumulated other comprehensive loss.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2014		December 31, 2013
Commercial real estate	$253,087	30%	$267,978	33%
Acquisition and development	96,986	12%	107,250	13%
Commercial and industrial	89,358	11%	59,788	7%
Residential mortgage	361,365	44%	350,906	44%
Consumer	24,129	3%	24,318	3%
Total Loans	$824,925	100%	$810,240	100%

Comparing September 30, 2014 to December 31, 2013, outstanding loans increased by $14.7 million (1.8%). Commercial Real Estate (“CRE”) loans decreased $14.9 million as a result of the payoff of two large loans of approximately $15 million during the third quarter. Acquisition and development (“A&D”) loans decreased $10.3 million due to regularly scheduled principal payments and payoffs. Commercial and industrial (“C&I”) loans increased $29.6 million due to new loan relationships, primarily one large relationship in the first quarter of 2014. Residential mortgages increased by $10.5 million due to increased production of loans primarily in our 10/1 and 7/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer portfolio decreased slightly by $.2 million due to repayment activity in the indirect auto portfolio offsetting new production. At September 30, 2014, approximately 47% of the commercial loan portfolio was collateralized by real estate, compared to approximately 57% at December 31, 2013.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2014	% of Applicable Portfolio	December 31, 2013	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$5,634	2.23%	$7,433	2.77%
Acquisition and development	4,648	4.79%	5,632	5.25%
Commercial and industrial	228	0.26%	191	0.32%
Residential mortgage	3,403	0.94%	4,126	1.18%
Consumer	0	0.00%	14	0.06%
Total non-accrual loans	$13,913	1.69%	$17,396	2.15%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$187		$65
Acquisition and development	87		282
Commercial and industrial	0		133
Residential mortgage	1,052		730
Consumer	29		24
Total loans past due 90 days or more	$1,355		$1,234

Total non-accrual and accruing loans past due 90 days or more	$15,268		$18,630

Restructured Loans (TDRs):
Performing	$7,702		$10,567
Non-accrual (included above)	7,678		7,380
Total TDRs	$15,380		$17,947

Other real estate owned	$11,588		$17,031

Impaired loans without a valuation allowance	$24,390		$24,296
Impaired loans with a valuation allowance	4,420		9,013
Total impaired loans	$28,810		$33,309

Valuation allowance related to impaired loans	$1,162		$2,283

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $14.9 million at September 30, 2014 and $15.9 million at December 31, 2013. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $1.8 million during the nine months ended September 30, 2014, due to payoffs and principal reductions of $1.2 million, as well as the reclassification of two mortgage loans totaling $.3 million out of impaired status due to improved performance, offset by the addition of a $3.1 million non-owner occupied real estate loan, as well as two mortgage loans totaling $.2 million that were formerly reported as TDRs. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$272	2	$257
All other CRE	1	2,871	2	3,313
Acquisition and development
1-4 family residential construction	1	912	1	1,547
All other A&D	4	2,175	7	3,867
Commercial and industrial	1	366	2	614
Residential mortgage
Residential mortgage – term	6	1,106	6	969
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	15	$7,702	20	$10,567

Non-accrual
Commercial real estate
Non owner-occupied	1	$458	1	$448
All other CRE	4	2,493	3	2,217
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	7	4,277	4	4,075
Commercial and industrial	1	228	0	0
Residential mortgage
Residential mortgage – term	1	222	3	640
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	14	7,678	11	7,380
Total TDRs	29	$15,380	31	$17,947

The level of TDRs decreased $2.6 million during the nine months ended September 30, 2014. One loan totaling $.1 million was added to performing TDRs, one loan totaling $.4 million was added to non-performing TDRs, and seven loans already in performing TDRs were re-modified. Two loans totaling $.2 million that had been modified prior to December 31, 2013 are no longer reported as performing TDRs because the borrowers had made at least six consecutive payments and were current at the time of reclassification. There were charge-offs totaling $1.3 million to three non-performing A&D loans during the nine months ended September 30, 2014 and $1.6 million in net principal payments and payoffs were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2014	2013
Balance, January 1	$13,594	$16,047
Charge-offs:
Commercial real estate	(85)	(233)
Acquisition and development	(2,423)	(276)
Commercial and industrial	(213)	(1,051)
Residential mortgage	(682)	(317)
Consumer	(380)	(375)
Total charge-offs	(3,783)	(2,252)
Recoveries:
Commercial real estate	11	1,004
Acquisition and development	104	33
Commercial and industrial	22	68
Residential mortgage	183	154
Consumer	308	258
Total recoveries	628	1,517
Net credit losses	(3,155)	(735)
Provision for loan losses	1,629	(161)
Balance at end of period	$12,068	$15,151

Allowance for loan losses to loans outstanding (as %)	1.46%	1.81%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.52%	0.12%

The ALL decreased to $12.1 million at September 30, 2014, from $13.6 million at December 31, 2013 and $15.2 million at September 30, 2013. The provision for loan losses increased to $1.6 million for the first nine months of 2014 compared to $(.2) for the same period of 2013. Net charge-offs increased to $3.2 million for the nine months ended September 30, 2014, compared to $.7 million for the nine months ended September 30, 2013. The ratio of the ALL to loans outstanding as of September 30, 2014 was 1.46%, which was less than the 1.81% for the same period last year, due primarily to improving historical and qualitative factors.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2014 was an annualized .52%, compared to an annualized .12% for the same period in 2013 and .34% for the year ended December 31, 2013. The CRE portfolio had an annualized net charge-off rate as of September 30, 2014 of .04% compared to an annualized net recovery rate of .27% as of December 31, 2013. The annualized net charge-off rate for A&D loans as of September 30, 2014 was 3.03% due to partial charge-offs of several consumer lot loans and one commercial A&D loan, compared to an annualized net charge-off rate of 1.78% as of December 31, 2013. The ratio for C&I loans improved to .34% at September 30, 2014 compared to 1.53% for December 31, 2013. The residential mortgage ratios were .19% and .08% for September 30, 2014 and December 31, 2013, respectively, and the consumer loan ratios were .40% and .83% for September 30, 2014 and December 31, 2013, respectively.

Accruing loans past due 30 days or more declined to 1.11% of the loan portfolio at September 30, 2014, compared to 2.10% at December 31, 2013. The decrease for the first nine months of 2014 was primarily due to a decrease of $7.6 million in past-due accruing residential mortgage term loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the nine-month periods ended September 30, 2014 and September 30, 2013, total non-accrual loan balances have declined. Non-accrual loans totaled $13.9 million as of September 30, 2014, compared to $17.4 million as of December 31, 2013 and $14.8 million as of September 30, 2013. Non-accrual loans which have been subject to a partial charge-off totaled $4.9 million as of September 30, 2014, compared to $1.9 million as of December 31, 2013.

Management believes that the ALL at September 30, 2014 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2014, the total amortized cost basis of the available-for-sale investment portfolio was $235.2 million, compared to a fair value of $222.8 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $107.0 million compared to a fair value of $106.4 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2014			December 31, 2013
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. Treasury Bills	$29,631	$29,618	13%	$0	$0	0%
U.S. government agencies	39,088	38,759	17%	97,242	92,035	27%
Residential mortgage-backed agencies	46,573	46,123	21%	116,933	112,444	33%
Commercial mortgage-backed agencies	26,737	26,545	12%	31,025	29,905	9%
Collateralized mortgage obligations	9,286	9,368	4%	30,468	29,390	9%
Obligations of state and political subdivisions	46,784	48,016	22%	55,505	55,277	17%
Collateralized debt obligations	37,066	24,406	11%	37,146	17,538	5%
Total available for sale	$235,165	$222,835	100%	$368,319	$336,589	100%
Securities Held to Maturity:
U.S. government agencies	$24,476	$24,398	23%	$0	$0	0%
Residential mortgage-backed agencies	55,572	55,402	52%	0	0	0%
Commercial mortgage-backed agencies	16,476	16,548	16%	0	0	0%
Collateralized mortgage obligations	7,712	7,602	7%	0	0	0%
Obligations of state and political subdivisions	2,725	2,476	2%	3,900	3,590	100%
Total held to maturity	$106,961	$106,426	100%	$3,900	$3,590	100%

Total investment securities available-for-sale decreased $113.8 million since December 31, 2013. At September 30, 2014, the securities classified as available-for-sale included a net unrealized loss of $12.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio. The decline in available-for-sale securities was due to the movement of approximately $107.0 million of securities classified as available-for-sale to the held to maturity category during the second quarter, as well as sales and maturities within the available-for-sale category.

During the second quarter of 2014, management completed an analysis on the investment portfolio and identified the securities that had the most price volatility particularly in the hypothetical scenario in which the interest rate change by 300 basis points. These securities were reclassified to the held to maturity category, which at that time, locked in an unrealized loss of approximately $4.0 million. This unrealized loss will continue to be reported as a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $198.4 million of the available-for-sale portfolio was valued using Level 2 pricing, and had net unrealized gains of $.3 million at September 30, 2014. The remaining $24.4 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $13.9 million in unrealized losses associated with this portfolio relates to 14 of the 17 pooled trust preferred securities that comprise the CDO portfolio. Unrealized losses of $8.3 million represent non-credit related OTTI charges on 13 of the securities, while $5.6 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2014.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,337	741	(596)	C	635,775	16.44%	386,605	(53,228)	-13.77%	44 / 57
Preferred Term Security XVI*	C	439	1,418	979	C	606,040	32.43%	336,800	(101,787)	-30.22%	37 / 54
Preferred Term Security XVIII*	C	3,055	1,567	(1,488)	C	676,565	22.51%	440,984	(41,011)	-9.30%	51 / 71
Preferred Term Security XVIII	C	2,177	1,045	(1,132)	C	676,565	22.51%	440,984	(41,011)	-9.30%	51 / 71
Preferred Term Security XIX*	C	3,094	1,611	(1,483)	C	700,535	14.22%	478,061	(73,086)	-15.29%	50 / 62
Preferred Term Security XIX*	C	1,341	691	(650)	C	700,535	14.22%	478,061	(73,086)	-15.29%	50 / 62
Preferred Term Security XIX*	C	1,339	691	(648)	C	700,535	14.22%	478,061	(73,086)	-15.29%	50 / 62
Preferred Term Security XIX*	C	2,248	1,151	(1,097)	C	700,535	14.22%	478,061	(73,086)	-15.29%	50 / 62
Preferred Term Security XXII*	C-1	4,067	2,718	(1,349)	C	1,386,600	20.12%	967,100	(46,411)	-4.80%	65 / 88
Preferred Term Security XXII*	C-1	1,627	1,087	(540)	C	1,386,600	20.12%	967,100	(46,411)	-4.80%	65 / 88
Preferred Term Security XXIII	C-1	1,966	955	(1,011)	C	1,467,000	20.45%	892,411	(35,452)	-3.97%	87 / 109
Preferred Term Security XXIII*	D-1	2,512	2,695	183	C	1,467,000	20.45%	892,411	(35,452)	-3.97%	87 / 109
Preferred Term Security XXIII*	D-1	837	899	62	C	1,467,000	20.45%	892,411	(152,401)	-17.08%	87 / 109
Preferred Term Security XXIV*	C-1	1,027	598	(429)	C	1,050,600	32.70%	638,304	(184,301)	-28.87%	56 / 85
Preferred Term Security I-P-I	B-2	2,000	1,507	(493)	CCC-	351,000	9.26%	155,800	13,966	8.96%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,887	(1,113)	CCC-	325,000	0.00%	158,000	34,691	21.96%	17 / 17
Preferred Term Security I-P-IV	B-1	5,000	3,145	(1,855)	CCC-	325,000	0.00%	158,000	34,691	21.96%	17 / 17

Total Level 3 Securities Available for Sale		37,066	24,406	(12,660)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 32.70% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2014, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2013 and September 30, 2014.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2014.

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

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. As of September 30, 2014, the Company did not hold any investments that require the 200% risk weighting.

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(dollars in thousands)	September 30, 2014		December 31, 2013
Non-interest bearing demand deposits	$197,612	20%	$175,863	18%
Interest-bearing deposits:
Demand	132,951	14%	142,346	14%
Money Market:
Retail	213,183	22%	215,842	22%
Savings deposits	126,856	13%	116,710	12%
Time deposits less than $100,000:
Retail	151,906	16%	169,136	17%
Brokered/CDARS	525	0%	0	0%
Time deposits $100,000 or more:
Retail	145,394	15%	151,928	16%
Brokered/CDARS	4,606	0%	5,578	1%
Total Deposits	$973,033	100%	$977,403	100%

Total deposits decreased $4.4 million during the first nine months of 2014 when compared to deposits at December 31, 2013. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $21.7 million. Traditional savings accounts increased $10.2 million due to continued growth in our Prime Saver product. Total demand deposits decreased $9.4 million and total money market accounts decreased $2.7 million. Time deposits less than $100,000 declined $16.7 million and time deposits greater than $100,000 decreased $7.5 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(In thousands)	2014	2013
Securities sold under agreements to repurchase	$47,994	$43,676
Total short-term borrowings	$47,994	$43,676

FHLB advances	$135,893	$135,942
Junior subordinated debt	46,730	46,730
Total long-term borrowings	$182,623	$182,672

Total short-term borrowings increased by approximately $4.3 million during the first nine months of 2014 due primarily to increases in our Treasury Management products. Long-term borrowings decreased by $49.0 thousand during the first nine months of 2014 due to the scheduled monthly amortization of long-term advances.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

1.	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, PNC Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, SunTrust and Zions National Bank).
2.	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, various securities and pledged cash.
3.	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
4.	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
5.	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

At September 30, 2014, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2014, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $28.9 million through a secured line of credit with the Fed Discount Window and approximately $.1 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	September 30, 2014	December 31, 2013	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.43%	15.29%	8.00%	10.00%
First United Bank & Trust	15.73%	16.17%	8.00%	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	14.06%	13.65%	4.00%	6.00%
First United Bank & Trust	14.56%	14.89%	4.00%	6.00%
Tier 1 Capital (to average assets)
Consolidated	11.04%	10.97%	4.00%	5.00%
First United Bank & Trust	11.42%	11.93%	4.00%	5.00%

As of September 30, 2014, the most recent notification from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, all capital ratios increased from December 31, 2013 to September 30, 2014. The consolidated total risk-based capital ratios include $39.7 million of TPS Debentures which qualified as Tier 1 capital at September 30, 2014 under guidance issued by the Board of Governors of the Federal Reserve System.

At the Bank level, the ratios declined slightly from December 31, 2013 to September 30, 2014 primarily because of the Bank’s payment of approximately $9.8 million in cash dividends to First United Corporation, which were used to make quarterly interest payments under First United Corporation’s junior subordinated debentures (“TPS Debentures”) and quarterly dividends on its outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) in the first, second and third quarters of 2014.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of a quarterly cash dividend on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the Treasury in May 2014 and paying all unpaid dividends that accrued during the suspension period. Cumulative deferred dividends on the Series A Preferred Stock of approximately $6.5 million were paid on May 15, 2014. In July 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment due in August 2014. A dividend payment of $.7 million was paid on August 15, 2014. In November 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment due in November 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the Federal Deposit Insurance Corporation (the “FDIC”) and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). If First United Corporation and/or the Bank do not obtain the regulatory approvals required for a particular quarterly dividend, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period. As a result of these limitations, no assurance can be given that First United Corporation will make any future quarterly dividend payment on the Series A Preferred Stock.

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, First United Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. In April 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in June 2014, and interest of $78,604 was paid to Trust I on June 17, 2014, $157,202 in interest was paid to Trust II on June 17, 2014, and $266,650 in interest was paid to Trust III on June 16, 2014. In July 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in September 2014 and interest of $78,572 was paid to Trust I on September 17, 2014, $157,136 in interest was paid to Trust II on September 17, 2014, and $266,650 in interest was paid to Trust III on September 15, 2014. In November 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in December 2014. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the FDIC and the Maryland Commissioner. As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation and/or the Bank do not receive the approvals necessary for First United Corporation to make future quarterly interest payments, First United Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit First United Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010 when it approved the above-mentioned deferral of dividends on the Series A Preferred Stock, and this suspension remains in effect.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $104.1 million and $.9 million, respectively, at September 30, 2014, compared to $97.7 million and $1.1 million, respectively, at December 31, 2013. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2014 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first nine months of 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A of Part II of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FIRST UNITED CORPORATION

Date: November 10, 2014	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date November 10, 2014	/s/ Carissa L. Rodeheaver
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

