Form 10-K
period 2014-12-31
FIRST UNITED CORP/MD/
filed 2015-03-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2014: $48,306,011.

The number of shares of the registrant’s common stock outstanding as of February 27, 2015: 6,238,598.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Forward-Looking Statements

This Annual Report on Form 10-K of First United Corporation (the “Corporation” and “we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the risk that the weak national and local economies and depressed real estate and credit markets caused by the recent global recession will continue to adversely impact the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

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

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Between July 1, 1985 and September 2014, the Corporation was registered with the Federal Reserve as a financial holding company under the federal Gramm-Leach-Bliley Act (the “GLB Act”). The Corporation terminated its election to operate as a financial holding company because it is not engaged, and does not anticipate engaging in the foreseeable future, in any activity that requires that election. The termination is not expected to have any material impact on our future financial condition or results of operations. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Corporation is also the parent company of First United Insurance Group, LLC, an inactive Maryland limited liability company that, until January 1, 2012, operated as a general insurance agency. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. Until March 27, 2013, the Bank also owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest, but this entity was dissolved on such date.

[3]

At December 31, 2014, we had total assets of $1.3 billion, net loans of $827.9 million, and deposits of $981.3 million. Shareholders’ equity at December 31, 2014 was $109.0 million.

The Corporation maintains an Internet website at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 25 banking offices, one call center and 28 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Lending Activities— Our lending activities are conducted through the Bank. Since 2010, the Bank has not originated any new loans through the OakFirst Loan Centers and their sole activity is servicing existing loans.

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Many loans are booked at fixed rates in order to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.

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

[4]

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

Deposit Activities— The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit that are FDIC-insured. The Bank also offers Insured Cash Sweep, or ICS, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar savings and demand deposits that are FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2014 and 2013, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $702 million and $675 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with customers, and specialized services tailored to meet customers’ needs. In those instances in which we are unable to accommodate a customer’s needs, we attempt to arrange for those services to be provided by other financial services providers with which we have a relationship.

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2014, the most recent date for which comparative information is available.

[5]

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	4	$289,261	43.78%
Manufacturers & Traders Trust Company	6	163,739	24.78%
First United Bank & Trust	3	110,595	16.75%
PNC Bank NA	2	49,979	7.56%
Standard Bank	2	47,088	7.13%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	19	$1,148,600	28.71%
Branch Banking & Trust Co.	12	673,783	16.84%
Bank Of America NA	5	323,255	8.08%
Frederick County Bank	5	275,975	6.90%
Manufacturers & Traders Trust Company	6	263,675	6.59%
Capital One NA	6	242,423	6.06%
Woodsboro Bank	7	206,765	5.17%
Wells Fargo Bank NA	2	149,813	3.74%
Middletown Valley Bank	4	134,713	3.37%
First United Bank & Trust	4	130,987	3.27%
SunTrust Bank	3	126,346	3.16%
BlueRidge Bank	1	125,998	3.15%
Sandy Spring Bank	4	99,185	2.48%
Santander Bank, N.A.	1	35,480	0.89%
The Columbia Bank	2	28,614	0.72%
Damascus Community Bank	1	18,799	0.47%
SONABANK	1	15,654	0.39%
Woodforest National Bank	1	509	0.01%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	6	$327,922	57.43%
Susquehanna Bank	2	109,605	19.19%
Manufacturers & Traders Trust Company	3	92,279	16.16%
Clear Mountain Bank	1	34,765	6.09%
Miners & Merchants Bank	1	6,441	1.13%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	9	$679,314	33.13%
The Columbia Bank	9	444,537	21.66%
Manufacturers & Traders Trust Company	11	389,161	18.98%
PNC Bank NA	5	171,034	8.34%
United Bank	2	85,432	4.17%

[6]

First United Bank & Trust	3	74,838	3.65%
Santander Bank, N.A.	3	73,822	3.60%
Capital One NA	2	46,310	2.26%
CNB Bank, Inc.	1	35,251	1.72%
Orrstown Bank	1	23,748	1.16%
Middletown Valley Bank	1	15,360	0.75%
Jefferson Security Bank	1	7,773	0.38%
Bank of Charles Town	1	4,033	0.20%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$334,451	29.21%
United Bank	4	171,838	15.01%
First United Bank & Trust	4	125,695	10.98%
City National Bank of West Virginia	4	123,676	10.80%
Susquehanna Bank	3	107,597	9.40%
MVB Bank Inc.	2	105,382	9.20%
Jefferson Security Bank	2	70,904	6.19%
Bank of Charles Town	2	49,178	4.29%
CNB Bank, Inc.	3	43,395	3.79%
Summit Community Bank	1	12,185	1.06%
Woodforest National Bank	1	846	0.07%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$85,044	36.92%
Branch Banking & Trust Company	2	71,240	30.92%
Manufacturers & Traders Trust Company	2	45,831	19.89%
Grant County Bank	1	28,276	12.27%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	7	$678,417	32.04%
Branch Banking & Trust Company	6	431,829	20.39%
Huntington National Bank	6	370,407	17.49%
Clear Mountain Bank	6	193,622	9.14%
Wesbanco Bank, Inc.	5	132,817	6.27%
First United Bank & Trust	3	126,327	5.97%
MVB Bank, Inc.	2	102,875	4.86%
PNC Bank NA	2	33,454	1.58%
First Exchange Bank	1	26,787	1.26%
Citizens Bank of Morgantown, Inc.	1	21,146	1.00%

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

General

The Corporation is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) as a bank holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. As a publicly-traded company whose common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

All non-bank subsidiaries of the Corporation are subject to examination by the Federal Reserve, and, as affiliates of the Bank, are subject to examination by the FDIC and the Maryland Commissioner. In addition, OakFirst Loan Center, Inc. is subject to licensing and regulation by the West Virginia Division of Banking, and OakFirst Loan Center, LLC is subject to licensing and regulation by the Maryland Commissioner.

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

[8]

Regulation of Bank Holding Companies

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

Under Federal Reserve policy, the Corporation is expected to act as a source of strength to the Bank, and the Federal Reserve may charge the Corporation with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. This support may be required at times when the bank holding company may not have the resources to provide the support. Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because the Corporation is a bank holding company, it is viewed as a source of financial and managerial strength for any controlled depository institutions, like the Bank.

During 2013, significant media attention was given to the Dodd-Frank Act’s amendment of the BHC Act to require the U.S. financial regulatory agencies to adopt rules that prohibit banking institutions and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The U.S. financial regulatory agencies adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012 and the final rules had an effective date of April 1, 2014, but the U.S. financial regulatory agencies issued an order in December 2014 extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2015. We do not anticipate that the Volcker Rule or the final rules adopted thereunder will have a material effect on our operations, as we believe that we do not engage in the businesses prohibited by the Volcker Rule. (But see the risk factor entitled, “The Volcker Rule may require us to dispose of certain investments by July 21, 2015, which could result in a significant charge to earnings.” contained in Item 1A of this Part I of this annual report.) We may incur costs related to the adoption of additional policies and systems to ensure compliance with the Volcker Rule, but we do not expect that such costs would be material.

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

Federal Banking Regulation

Federal banking regulators, such as the Federal Reserve and the FDIC, may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believe are unsafe or unsound banking practices. Federal banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

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

[9]

The Community Reinvestment Act requires the FDIC, in connection with its examination of financial institutions within its jurisdiction, to evaluate the record of those financial institutions in meeting the credit needs of their communities, including low and moderate income neighborhoods, consistent with principles of safe and sound banking practices. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory”.

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

Capital Requirements

The Corporation and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve and the FDIC, respectively. Until January 1, 2015, the federal regulatory authorities’ risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. Capital guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the requirements, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of two tiers, depending on type:

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to First United Corporation. The FDIC subsequently approved the same rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act and are effective January 1, 2015.

The Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (a) a common equity Tier 1 capital ratio of 7.0%; (b) a Tier 1 capital ratio of 8.5%; and (c) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

[10]

The Basel III capital rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Corporation and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. The Corporation and the Bank expect to make this election in their first quarter 2015 regulatory filings in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. Additionally, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The final rules set forth certain changes for the calculation of risk-weighted assets. The number of credit risk exposure categories and risk weights has increased, and also addresses: (i) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (d) revised capital treatment for derivatives and repo-style transactions.

We believe that we are in compliance with the applicable requirements of the final rules.

Additional information about our capital ratios and requirements is contained in Item 7 of Part II of this annual report under the heading “Capital Resources”.

Prompt Corrective Action

The Federal Deposit Insurance (“FDI”) Act requires, among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDI Act includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The relevant capital measures are the total capital ratio, the Tier 1 capital ratio and the leverage ratio.

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

Effective January 1, 2015, the Basel III capital rules revise the prompt corrective action requirements by (i) introducing the CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 but a leverage ratio of at least 3% to be deemed adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

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

[11]

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

The Corporation believes that, as of December 31, 2014, the Bank was “well capitalized” based on the aforementioned ratios.

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

[12]

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

[13]

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on our businesses and earnings.

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposit and loan demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2014, we employed 372 individuals, of whom 303 were full-time employees.

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

[14]

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. Approximately 12%, or $99 million, of total loans are real estate acquisition construction and development projects that are secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

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

The Federal Reserve, the FDIC, and the other federal banking regulators issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE.

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

As of December 31, 2014, we had classified a cost basis of $231.7 million and a market value of $221.1 million of our investment securities as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

[15]

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

On December 10, 2013, the SEC, the Federal Reserve, the FDIC and other financial regulatory agencies issued final regulations to implement the Volcker Rule. Among other things, these regulations prohibit banking entities from acquiring or retaining an “ownership interest” in a “covered fund”, as such terms are defined in the regulations. A banking entity that owns such an interest must dispose of it no later than July 21, 2015. Although the agencies stated in their final rule release that debt securities evidencing typical extensions of credit (i.e., those that provide for payment of stated principal and interest calculated at a fixed rate or at a floating rate based on an index or interbank rate) do not generally meet the definition of an “ownership interest”, the agencies’ release contains a statement to the effect that all collateralized debt obligations (“CDOs”) backed by trust preferred securities are prohibited investments under the Volcker Rule. Subsequently, on January 14, 2014, the agencies issued an interim final rule that exempts a CDO if (i) the issuer was established, and the CDO was originally issued, before May 19, 2010, (ii) the banking entity investor reasonably believes that the offering proceeds received by the issuer were invested primarily in trust preferred securities or subordinated debt instruments issued prior to May 19, 2010 by a depository institution holding company that satisfied certain criteria at the time of issuance, and (iii) the banking entity investor acquired the CDO on or before December 10, 2013. The agencies’ rule releases create significant uncertainty with respect to whether the Volcker Rule will be applied to CDOs that are backed by non-bank trust preferred securities but that take the form of debt securities evidencing typical extensions of credit, because the agencies did not, in making the statement that CDOs backed by trust preferred securities are generally prohibited investments, acknowledge or otherwise address the fact that an investment must, as a threshold matter, meet the definition of “ownership interest” before it can be characterized as a prohibited investment.

At December 31, 2014, the Bank owns $37.1 million in aggregate principal amount of promissory notes that are collateralized primarily by trust preferred securities and/or subordinated debt instruments issued by insurance entities and that provide for the payment of stated principal and interest at rates tied to LIBOR. These promissory notes are held in the Bank’s investment portfolio and, as of December 31, 2014, are classified as available-for-sale. The Bank has analyzed these promissory notes under the final Volcker Rule regulations and has concluded that they are not prohibited investments because they do not exhibit, on a current, future, or contingent basis, any of the characteristics of an equity, partnership or other similar interest in the issuers identified in the Volcker Rule’s definition of “ownership interest”. If the FDIC were to disagree with the Bank’s conclusion and determine that these promissory notes constitute prohibited “ownership interests”, then the Bank would be required to dispose of them on or before January 21, 2015, likely at a considerable loss due to their current market values.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2014, we had recorded goodwill of $11.0 million, representing approximately 10% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2014, our net deferred tax assets were $23.3 million.

[16]

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

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Corporation is subject to supervision by the Federal Reserve. The Bank is subject to supervision and periodic examination by the Maryland Commissioner of Financial Regulation, the West Virginia Division of Banking, and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Corporation and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The full impact of the Dodd-Frank Act is unknown because significant rule making efforts are still required to fully implement all of its requirements, but it will likely materially increase our regulatory expenses.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and affects the lending, investment, trading and operating activities of all financial institutions. Significantly, the Dodd-Frank Act includes the following provisions that affect the Bank:

•	It established the CFPB, which has rulemaking authority over many of the statutes governing products and services offered to Bank customers. The creation of the CFPB will directly impact the scope and cost of products and services offered to consumers by the Bank and may have a significant effect on its financial performance.
•	It revised the FDIC’s insurance assessment methodology so that premiums are assessed based upon the average consolidated total assets of the Bank less tangible equity capital.
•	It permanently increased deposit insurance coverage to $250,000.
•	It authorized the Federal Reserve to set debit interchange fees in an amount that is “reasonable and proportional” to the costs incurred by processors and card issuers. Under the final rule issued by the Federal Reserve, there is a cap of $0.21 per transaction (with a maximum of $.24 per transaction permitted if certain requirements are met). Implementation of these caps went into effect on October 1, 2011.

[17]

•	It imposes proprietary trading restrictions on insured depository institutions and their holding companies that prohibit them from engaging in proprietary trading except in limited circumstances, and prevents them from owning equity interests in excess of three percent (3%) of a bank’s Tier 1 capital in private equity and hedge funds.

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

As discussed above, the CFPB issued several rules in 2013 relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules will likely require the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

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

As discussed above, the GLB Act repealed restrictions on banks affiliating with securities firms and it also permitted certain bank holding companies to become financial holding companies. Financial holding companies are permitted to engage in a host of financial activities, and activities that are incidental to financial activities, that are not permitted for bank holding companies who have not elected to become financial holding companies, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Corporation terminated its financial holding company election in September 2014, and this election and the GLB Act may increase the competition that we face from other entities that provide financial products and services. It is not possible to predict the full effect that the GLB Act will have on us.

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

[18]

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

Recent rulemaking efforts by the Federal Reserve may negatively impact our non-interest income.

On November 12, 2009, the Federal Reserve announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. These new rules negatively impacted the Banks’ non-interest income in 2013 and 2014 may continue to do so in future periods.

In addition, the Federal Reserve has issued rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Although we are not subject to these rules, market forces may effectively require the Bank to adopt a debit card interchange fee structure that complies with these rules, in which case our non-interest income for future periods could be materially and adversely affected.

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

[19]

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

The shares of the Corporation’s common stock, the shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and its outstanding warrant to purchase 326,323 shares of common stock (the “Warrant”) are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

There is no market for the Series A Preferred Stock or the Warrant, and the common stock is not heavily traded.

There is no established trading market for the shares of the Series A Preferred Stock or the Warrant. The Corporation does not intend to apply for listing of the Series A Preferred Stock on any securities exchange or for inclusion of the Series A Preferred Stock in any automated quotation system. The common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock. Management cannot predict the extent to which an active public market for any of the Corporation’s securities will develop or be sustained in the future. Accordingly, holders of the Corporation’s securities may not be able to sell such securities at the volumes, prices, or times that they desire.

Because of the Corporation’s participation in the Troubled Asset Relief Program, the Corporation is subject to several restrictions relating to shares of its capital stock, including restrictions on its ability to declare or pay dividends on and repurchase shares.

On January 30, 2009, the Corporation participated in the Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”) of the U.S. Department of the Treasury (the “Treasury”) by issuing 30,000 shares of Series A Preferred Stock and the Warrant to the Treasury in exchange for $30,000,000. These securities were issued pursuant to a Securities Purchase Agreement – Standard Terms, or Purchase Agreement, the terms of which limit the Corporation’s ability to declare or pay dividends on shares of its capital stock. Specifically, the terms of the Series A Preferred Stock prohibit the Corporation from declaring or paying any dividends or making other distributions on the outstanding shares of its common stock, and from repurchasing, redeeming or otherwise acquiring shares of its common stock, if the Corporation is in arrears on any quarterly cash dividend due on the Series A Preferred Stock. In 2010, at the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”), the Corporation elected to defer regularly scheduled quarterly dividends on the Series A Preferred Stock. In April 2014, the Corporation received approval from the Reserve Bank to terminate that deferral by making the quarterly dividend payments due in May 2014, and it thereafter received approvals to pay the quarter dividends due in August 2014, November 2014 and February 2015. For the foreseeable future, the Corporation’s ability to make each future quarterly dividend payment due under the Series A Preferred Stock will depend on its receipt of an approval from the Reserve Bank. In addition, it should be noted that the Corporation’s ability to make future quarterly dividend payments will depend in large part on its receipt of dividends from the Bank, and the Bank may pay dividends only with the prior approval of the FDIC and the Maryland Commissioner. As a result of these limitations, no assurance can be given that the Corporation will make the quarterly dividend payments due under the Series A Preferred Stock in any future quarter. If the Corporation and/or the Bank do not receive the approvals necessary for the Corporation to make a future quarterly dividend payment, then Corporation would be prohibited from paying cash dividends on or making other distributions with respect to the shares of its common stock.

[20]

The Corporation and the Bank have entered into informal agreements with their regulators that limit their ability to pay dividends and make other distributions on outstanding securities.

The Corporation has entered into an informal agreement with the Reserve Bank pursuant to which it agreed to obtain the Reserve Bank’s approval before paying dividends on outstanding shares of its common stock or on outstanding shares of its Series A Preferred Stock, making interest payments under the Corporation’s junior subordinated debentures (“TPS Debentures”) underlying the trust preferred securities issued by the Trusts, or taking any other action that would reduce regulatory capital. The Bank has entered into a similar agreement with the FDIC and the Maryland Commissioner. These agreements give our regulators the ability to prohibit a proposed dividend payment, or any other distribution with respect to outstanding securities, including the repurchase of stock, at a time or times when applicable banking and corporate laws would otherwise permit such a dividend or distribution. There is no requirement that our regulators take consistent approaches when exercising their powers under these agreements. For example, even though the Reserve Bank might approve the payment of a particular dividend, that dividend could be effectively prohibited by the FDIC and/or the Maryland Commissioner if the Corporation intended to fund that dividend through a dividend by the Bank and the FDIC and/or the Maryland Commissioner were to deny the Bank’s dividend request. Similarly, even though the FDIC and the Maryland Commissioner might approve a dividend by the Bank to the Corporation, the Reserve Bank could prevent the Corporation from using that dividend to make a distribution to the holders of its outstanding common stock, Series A Preferred Stock, or outstanding TPS Debentures. These agreements increase the likelihood that we will realize the other risks discussed below related to our ability to pay dividends and make other distributions.

The Corporation’s ability to pay dividends on its capital securities is also subject to the terms of the outstanding TPS Debentures, which prohibit the Corporation from paying dividends during an interest deferral period.

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

In 2010, at the request of the Reserve Bank, the Corporation elected to defer regularly scheduled quarterly interest payments under the TPS Debentures, and this deferral required the Trusts to defer regular quarterly dividend payments on their trust preferred securities. In February 2014, the Corporation received approval from the Reserve Bank to terminate that deferral by making the quarterly interest payments due to the Trusts in March 2014, and the Corporation thereafter received approvals to make the quarterly interest payments due in June 2014, September 2014, December 2014 and March 2015. For the foreseeable future, the Corporation’s ability to make each future quarterly interest payment will depend on its receipt of an approval from the Reserve Bank. In addition, it should be noted that the Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may pay dividends only with the prior approval of the FDIC and the Maryland Commissioner. As a result of these limitations, no assurance can be given that the Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. If the Corporation and/or the Bank do not receive the approvals necessary for the Corporation to make any future quarterly interest payment, then the Corporation would be prohibited from paying cash dividends on or making other distributions with respect to the shares of its common stock or the shares of its Series A Preferred Stock.

If the Corporation fails to make six quarterly dividend payments on the Series A Preferred Stock, then the holders thereof would have the right to elect up to two additional directors to the Corporation’s Board of Directors.

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

[21]

Applicable banking and Maryland laws impose additional restrictions on the ability of the Corporation and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of the Corporation and the Bank.

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

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 20 of its banking offices and leases five. The Bank also leases one office that is used for disaster recovery purposes and one specialty office. Total rent expense on the leased offices and properties was $.5 million in 2014.

[22]

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

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 27, 2015, the Corporation had 1,639 shareholders of record. The high and low sales prices for the shares of the Corporation’s common stock for each quarterly period of 2014 and 2013 are set forth below. On March 6, 2015, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $9.18 per share. During 2014 and 2013, the Corporation did not declare any dividends on its common stock.

	High	Low
2014
1st Quarter	$9.00	$7.35
2nd Quarter	9.04	7.54
3rd Quarter	8.95	7.92
4th Quarter	8.75	7.93

2013
1st Quarter	$9.00	$6.68
2nd Quarter	8.95	7.15
3rd Quarter	9.35	7.05
4th Quarter	8.92	7.31

The ability of the Corporation to declare dividends is limited by federal and state banking laws and state corporate laws. Subject to these and the terms of its other securities, including the Series A Preferred Stock and the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Prior to November 2010, cash dividends were typically declared on a quarterly basis. Historically, dividends to shareholders were generally dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and state banking and corporate laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 21 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation intends to periodically evaluate its dividend policy both internally and with the Federal Reserve, but it has no present intention of resuming dividend payments on its common stock in the foreseeable future.

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2014.

[23]

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for each of the five calendar years in the period ended December 31, and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2014	2013	2012	2011	2010
Balance Sheet Data
Total Assets	$1,332,296	$1,334,046	$1,321,296	$1,391,350	$1,696,903
Net Loans	827,926	796,646	858,782	919,214	987,615
Investment Securities	330,566	340,489	227,313	245,023	229,687
Deposits	981,323	977,403	976,884	1,027,784	1,301,646
Long-term Borrowings	182,606	182,672	182,735	207,044	243,100
Shareholders’ Equity	108,999	101,883	99,418	97,141	96,098

Operating Data
Interest Income	$46,386	$49,914	$53,111	$59,496	$70,747
Interest Expense	10,870	11,732	13,965	21,206	29,164
Net Interest Income	35,516	38,182	39,146	38,290	41,583
Provision for Loan Losses	2,513	380	9,390	9,157	15,726
Other Operating Income	13,066	13,137	13,658	14,993	15,382
Net Securities Impairment Losses	0	0	0	(19)	(8,364)
Net Gains/(Losses) – Other	1,053	229	1,708	2,302	(6,014)
Other Operating Expense	40,254	42,471	39,518	43,410	45,049
Income/(Loss) Before Taxes	6,868	8,697	5,604	3,018	(18,188)
Income Tax expense/(benefit)	1,271	2,222	913	(635)	(8,017)
Net Income/(Loss)	$5,597	$6,475	$4,691	$3,653	$(10,171)
Accumulated preferred stock dividend and discount accretion	(2,601)	(1,778)	(1,691)	(1,609)	(1,559)
Net income available to/(loss) attributable to common shareholders	$2,996	$4,697	$3,000	$2,044	$(11,730)

Per Share Data
Basic and diluted net Income/(Loss) per common share	$0.48	$0.76	$0.48	$0.33	$(1.91)
Dividends Paid	0	0	0	0	0.13
Book Value	13.30	11.49	11.14	10.80	10.68

Significant Ratios
Return on Average Assets	0.42%	0.49%	0.34%	0.24%	(0.58)%
Return on Average Equity	5.07%	6.48%	4.79%	3.71%	(10.10)%
Dividend Payout Ratio	0.00%	0.00%	0.00%	0.00%	(7.85)%
Average Equity to Average Assets	8.26%	7.52%	7.19%	6.55%	5.73%
Total Risk-based Capital Ratio	15.40%	15.33%	14.13%	13.05%	11.57%
Tier I Capital to Risk Weighted Assets	14.23%	13.71%	12.54%	11.30%	9.74%
Tier I Capital to Average Assets	11.29%	11.02%	10.32%	9.10%	7.34%

[24]

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the year ended December 31, 2014, which are included in Item 8 of Part II of this annual report.

Overview

First United Corporation is a bank holding company that, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and two Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 25 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income available to common shareholders was $3.0 million for the year ended December 31, 2014, compared to $4.7 million for 2013. Basic and diluted net income per common share for the year ended December 31, 2014 was $.48, compared to basic and diluted net income per common share of $.76 for 2013. The decrease in earnings for 2014 was due to a decrease of $3.5 million in interest income, primarily interest on loans, and an increase in provision expense of $2.1 million, offset by an increase of $.8 million in other operating income, a decrease of $.9 million in interest expense, and a $2.2 million decrease in other operating expenses. The increase in other operating income was attributable to an increase of $.8 million in gains on sales of securities, a $.3 million increase in Trust department income, and a $.4 million increase in Bank Owned Life Insurance (“BOLI”) income. These increases were offset by a $.5 million decrease in service charges, primarily NSF fees, and a $.2 million decrease in other income. The decrease in other operating expenses was due to a decrease of $.4 million in salaries and benefits, a decrease of $.6 million in Other Real Estate Owned (“OREO”) expenses and a decrease of $.7 million in other miscellaneous expenses. The increase of $.8 million on the Series A Preferred Stock dividends in 2014 also contributed to the decrease in net income available to common shareholders due to an increase in the contractual rate paid in 2014. The net interest margin for the year ended December 31, 2014, on a fully tax equivalent (“FTE”) basis, decreased to 3.00% from 3.25% for the year ended December 31, 2013.

The provision for loan losses increased to $2.5 million for the year ended December 31, 2014 compared to $.4 million for the year ended December 31, 2013. The increase was driven by rolling historical loss rates, management’s consideration of the qualitative factors that are likely to cause losses, and an $.8 million recovery on a large commercial real estate credit during the third quarter of 2013. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.9 million for the year ended December 31, 2014 when compared to 2013 due to a decrease of $25.2 million in average interest-bearing deposits and a decrease of 21 basis points on the average rate paid on long-term borrowings. During 2014, we continued to focus on shifting our deposit mix away from higher cost certificates of deposit and toward lower cost money market and transaction accounts.

Other operating income increased $.8 million for the year ended December 31, 2014 when compared to 2013. This increase was primarily attributable to $1.1 million in gains on the sale of securities for the year ended December 31, 2014 compared to $.2 million for the year ended December 31, 2013, a $.3 million increase in Trust department income, and a $.4 million increase in BOLI income. The increase in BOLI income was attributable to a one-time death benefit of $.4 million received in December 2014.

Operating expenses decreased $2.2 million for the year ended December 31, 2014 when compared to the same period of 2013. This decrease was due to decreases of $.4 million in salaries and benefits, $.6 million in OREO expenses and $.7 million in other expenses. Declines in other expenses were due primarily to reduced personnel related expenses such as in house training, a decline in telephone expenses, and reduced fraud expenses related to debit cards.

Comparing December 31, 2014 to December 31, 2013, outstanding loans increased $29.8 million (3.7%). CRE loans decreased $11.9 million as a result of the payoff of two large loans of approximately $15 million during the third quarter of 2014. Acquisition and development (“A&D”) loans decreased $7.9 million due to regularly scheduled principal payments and payoffs. Commercial and industrial (“C&I”) loans increased $33.5 million due to new loan relationships, primarily one large relationship in the first quarter of 2014. Residential mortgage loans increased $16.7 million due to increased production of loans primarily in our 10/1 and 7/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio decreased slightly by $.6 million due to repayment activity in the indirect auto portfolio offsetting new production. At December 31, 2014, approximately 44% of the commercial loan portfolio was collateralized by real estate, compared to approximately 57% at December 31, 2013.

[25]

Interest income on loans decreased by $4.7 million (on a FTE basis) in 2014 when compared to 2013 due to the continued low rate environment. Interest income on our investment securities increased by $1.2 million (on a FTE basis) in 2014 when compared to 2013 due to purchases during 2014. (Additional information on the composition of interest income is available in Table 1 that appears on page 31).

Total deposits at December 31, 2014 increased $3.9 million when compared to December 31, 2013. We recorded increases in core deposits and reductions in certificates of deposit due to our continued focus on shifting the mix of our deposit portfolio from higher cost certificates of deposit to lower cost money market and transaction accounts. Non-interest bearing deposits increased $25.3 million. Traditional savings accounts increased $13.0 million due to continued growth in our Prime Saver product. Total demand deposits decreased $8.4 million and total money market accounts increased $8.9 million. Time deposits less than $100,000 declined $22.4 million and time deposits greater than $100,000 decreased $12.5 million.

Interest expense decreased $.9 million in 2014 when compared to 2013. The decline was primarily due to our continued focus on shifting our deposit mix from higher cost certificates of deposit to core deposits.

Other Operating Income/Other Operating Expense

Other operating income, exclusive of gains, decreased $.1 million for the year ended December 31, 2014 when compared to 2013. Service charge income decreased $.5 million for the year ended December 31, 2014 when compared to 2013 due to reduced insufficient funds fees (“NSF fees”). The reduction in NSF fees was due to the increased regulations on fees. Other income declined by $.3 million due to a decline in fair values on deferred compensation plans. These decreases were offset by an increase of $.3 million in Trust department income and $.4 million in BOLI income.

Net gains of $1.1 million were reported through other income for the year ended December 31, 2014, compared to net gains of $.2 million for 2013. The increase in net gains for 2014 over 2013 was due to a net gain of $1.1 million realized on sales of investment securities.

Operating expenses decreased $2.2 million for the year ended December 31, 2014 when compared to the same period of 2013. This decrease was due to decreases of $.4 million in salaries and benefits, $.6 million in OREO expenses and $.7 million in other expenses. Declines in other expenses were due primarily to reduced personnel related expenses such as in house training, a decline in telephone expenses, and reduced fraud expenses related to debit cards.

Dividends – The Corporation’s Board of Directors suspended the payment of dividends on outstanding shares of common stock in December 2010 when it approved the deferral cash of dividends on the Series A Preferred Stock, and this suspension remains in effect.

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

[26]

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 7 to the Consolidated Financial Statements.

Goodwill

ASC Topic 350, Intangibles – Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  At December 31, 2014, we had $11.0 million in recorded goodwill that is related to the 2003 acquisition of Huntington National Bank and is not subject to periodic amortization.

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

During 2014, shares of the Corporation’s common stock traded at prices that were below the common stock’s book value and, at December 31, 2014, the sales price was below the common stock’s tangible book value.  Management believed that these circumstances could indicate the possibility of impairment. Accordingly, management consulted a third party valuation specialist to assist it with the determination of the fair value of the Corporation, considering both the market approach (guideline public company method) and the income approach (discounted future benefits method). Due to the illiquidity in the common stock and the adverse conditions surrounding the banking industry, reliance was placed on the income approach in determining the fair value of the Corporation. The income approach is a discounted cash flow analysis that is determined by adding (i) the present value, which is a representation of the current value of a sum that is to be received some time in the future, of the estimated net income, net of dividends paid out, that the Corporation could generate over the next five years and (ii) the present value of a terminal value, which is a representation of the current value of an entity at a specified time in the future.  The terminal value was calculated using both a price to tangible book multiple method and a capitalization method and the more conservative of the two was utilized in the fair value calculation.

Significant assumptions used in the above methods include:

•	Net income from our forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 14.15% based on an internally derived cost of equity capital determined using the “build-up” method;
•	A price to tangible book multiple of 1.18x, which was the median multiple of non-assisted transactions for non-assisted commercial bank acquisitions during the twelve months ended September 30, 2014 for selling companies headquartered in the Eastern regional area as compiled by Boenning & Scattergood, Inc.; and
•	A capitalization rate of 8.15% (discount rate of 14.15% adjusted for a conservative growth rate of 6.0%).

The resulting fair value of the income approach resulted in the fair value of the Corporation exceeding the carrying value by 52%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.59x and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2014 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

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

[27]

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

Other-Than-Temporary Impairment of Investment Securities

Management systematically evaluates the securities in our investment portfolio for impairment on a quarterly basis. Based upon the application of accounting guidance for subsequent measurement in ASC Topic 320 (Section 320-10-35), management assesses whether (i) we have the intent to sell a security being evaluated and (ii) it is more likely than not that we will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment (“OTTI”) losses, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the fair value of the security, (d) changes in the rating of the security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest or principal payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets, (ASC Section 325-40-35). This process is described more fully in the section of the Consolidated Balance Sheet Review entitled “Investment Securities”.

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2014.

[28]

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting pronouncements that, when adopted, could affect our future consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest that we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate.

The table below summarizes net interest income (on an FTE basis) for 2014 and 2013.

(Dollars in thousands)	2014	2013
Interest income	$47,350	$50,893
Interest expense	10,870	11,732
Net interest income	$36,480	$39,161

Net interest margin %	3.00%	3.25%

Net interest income on an FTE basis decreased $2.7 million (6.8%) for the year ended December 31, 2014 when compared to 2013 due to a $3.5 million (7.0%) decrease in interest income, which was partially offset by a $.8 million (7.3%) decrease in interest expense. The decrease in interest income was primarily due to the $23.9 million (2.8%) reduction in the average balance of loans and a decrease of 43 basis points on yields when comparing the years ended December 31, 2014 and December 31, 2013. The reduction in loan yields was attributable to loans repricing at lower rates and new loans booked at lower rates. The decline in interest income was partially offset by a decline in interest expense due to the reduction in the average balances of interest-bearing deposits and a decrease of 21 basis points on long-term borrowings. We saw a decrease in the net interest margin for the year ended December 31, 2014 to 3.00% when compared to 3.25% for the year ended December 31, 2013 and 3.30% for the year ended December 31, 2012.

When comparing the year ended December 31, 2014 to the year ended December 31, 2013, there was an overall $9.6 million increase in average interest-earning assets, driven by an increase of $57.1 million in investment securities, offset by a $23.9 million reduction in loans and a $23.6 million decrease in other interest-earning assets, primarily cash.

Interest expense decreased for the year ended December 31, 2014 when compared to the year ended December 31, 2013 due primarily to an overall decrease of $27.1 million on our average interest-bearing liabilities. The overall effect was a 6 basis point decrease in the average rate paid from 1.13% for 2013 to 1.07% for 2014.  This decrease was due to a reduction of $47.2 million in certificates of deposit and a decrease of $1.9 million in borrowings, offset by an increase of $22.0 million in demand deposits, savings and money market accounts.

As shown below, the composition of total interest income between 2014 and 2013 remained relatively stable between interest and fees on loans and investment securities with a slight decline in interest and fees on loans offset by an increase in interest on investment securities.

	% of Total Interest Income
	2014	2013
Interest and fees on loans	81%	85%
Interest on investment securities	18%	14%
Other	1%	1%

[29]

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2014, 2013 and 2012. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2014, 2013 and 2012. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2014			2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$820,076	$37,525	4.58%	$843,996	$42,292	5.01%	$908,213	$46,742	5.15%
Investment Securities:
Taxable	288,022	6,981	2.42	236,762	5,557	2.35	172,765	4,077	2.36
Non taxable	52,408	2,467	4.71	46,584	2,701	5.80	59,779	3,128	5.23
Total	340,430	9,448	2.78	283,346	8,258	2.91	232,544	7,205	3.10
Federal funds sold	37,069	84	0.23	56,363	141	0.25	58,645	138	0.24
Interest-bearing deposits with other banks	7,931	2	0.03	11,845	3	0.03	11,113	4	0.04
Other interest earning assets	7,599	291	3.83	7,995	199	2.49	9,762	167	1.71
Total earning assets	1,213,105	47,350	3.90%	1,203,545	50,893	4.23%	1,220,277	54,256	4.45%
Allowance for loan losses	(12,558)			(15,862)			(17,379)
Non-earning assets	140,666			148,025			158,488
Total Assets	$1,341,213			$1,335,708			$1,361,386

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$139,875	$127	0.09%	$137,348	$159	0.12%	$120,616	$180	0.15%
Interest-bearing money markets	214,268	501	0.23	205,608	464	0.23	203,497	424	0.21
Savings deposits	123,756	234	0.19	112,999	215	0.19	107,964	205	0.19
Time deposits:
Less than $100k	163,100	1,769	1.08	195,084	2,070	1.06	214,613	2,696	1.26
$100k or more	145,024	1,972	1.36	160,203	2,168	1.35	198,051	3,054	1.54
Short-term borrowings	45,997	63	0.14	47,829	62	0.13	38,875	133	0.34
Long-term borrowings	182,637	6,204	3.40	182,702	6,594	3.61	198,541	7,273	3.66
Total interest-bearing liabilities	1,014,657	10,870	1.07%	1,041,773	11,732	1.13%	1,082,157	13,965	1.29%
Non-interest-bearing deposits	196,468			164,299			160,145
Other liabilities	19,254			29,141			21,258
Shareholders’ Equity	110,834			100,495			97,826
Total Liabilities and Shareholders’ Equity	$1,341,213			$1,335,708			$1,361,386
Net interest income and spread		$36,480	2.83%		$39,161	3.09%		$40,291	3.16%
Net interest margin			3.00%			3.25%			3.30%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 35% for 2014, 2013 and 2012. The FTE adjustments for the years ended December 31, 2014, 2013 and 2012 were $964, $979 and $1,145, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2014, 2013 and 2012, which were reported in the average loan balances for these years, were $15,093, $18,343 and $29,208, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[30]

Interest Variance Analysis (1)

Table 2

	2014 Compared to 2013			2013 Compared to 2012
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$(1,095)	$(3,672)	$(4,767)	$(3,218)	$(1,232)	$(4,450)
Taxable Investments	1,242	182	1,424	1,502	(22)	1,480
Non-taxable Investments	274	(508)	(234)	(765)	338	(427)
Federal funds sold	(44)	(13)	(57)	(6)	9	3
Other interest earning assets	(166)	257	91	(26)	57	31
Total interest income	211	(3,754)	(3,543)	(2,513)	(850)	(3,363)

Interest Expense:
Interest-bearing demand deposits	15	(47)	(32)	4	(25)	(21)
Interest-bearing money markets	20	17	37	5	35	40
Savings deposits	20	(1)	19	10	0	10
Time deposits less than $100	(347)	46	(301)	(207)	(419)	(626)
Time deposits $100 or more	(206)	10	(196)	(512)	(374)	(886)
Short-term borrowings	(3)	4	1	12	(83)	(71)
Long-term borrowings	(2)	(388)	(390)	(572)	(107)	(679)
Total interest expense	(503)	(359)	(862)	(1,260)	(973)	(2,233)

Net interest income	$714	$(3,395)	$(2,681)	$(1,253)	$123	$(1,130)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.5 million for the year ended December 31, 2014 compared to $.4 million for the year ended December 31, 2013.  During 2014, we continued to experience reductions in our total rolling historical loss rates and impact of the qualitative factors utilized in the determination of the ALL, as well as continued reduction in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”). The higher provision expense was primarily due to higher net charge-offs of $4.0 million in 2014, compared to net charge-offs of $2.8 million in 2013, as well as the impact of higher loan balances in 2014. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains/(losses), and the percentage changes during these years:

(Dollars in thousands)	2014	2013	% Change
Service charges on deposit accounts	$2,243	$2,615	-14.23%
Other service charge income	690	854	-19.20%
Debit card income	2,034	1,954	4.09%
Trust department income	5,343	5,020	6.43%
Bank owned life insurance (BOLI) income	1,392	1,035	34.49%
Brokerage commissions	800	806	-0.74%
Other income	564	853	-33.88%
Total other operating income	$13,066	$13,137	-0.54%

Other operating income, exclusive of gains, increased slightly by approximately $71,000 during 2014 when compared to 2013. The increase was attributable to the increase in BOLI income from a one-time death benefit of $.4 million received in December 2014. Trust department income increased $.3 million and debit card income increased $.1 million when comparing 2014 to 2013. These increases were offset by decreases in service charges on deposit accounts of $.4 million and other service charges of $.2 million and a decrease in other income of $.3 million. Trust assets under management were $702 million at December 31, 2014 and $675 million at December 31, 2013.

[31]

Net gains of $1.0 million were reported through other income during 2014, compared to net gains of $.2 million during 2013. The increase was due to increased gains on sales of investment securities when comparing 2014 to 2013.

Other Operating Expense

The following table compares the major components of other operating expense for 2014 and 2013:

(Dollars in thousands)	2014	2013	% Change
Salaries and employee benefits	$19,518	$19,946	-2.15%
Other expenses	5,790	6,687	-13.40%
FDIC premiums	1,842	1,875	-1.76%
Equipment	2,508	2,595	-3.35%
Occupancy	2,468	2,628	-6.09%
Data processing	3,198	3,069	4.20%
Professional services	1,287	1,495	-13.91%
Other real estate owned expense	2,318	2,909	-20.32%
Contract labor	669	615	8.80%
Line rentals	656	652	0.61%
Total other operating expense	$40,254	$42,471	-5.22%

Operating expenses decreased $2.2 million for the year ended December 31, 2014 when compared to the same period of 2013. This decrease was due to decreases of $.4 million in salaries and benefits, $.6 million in OREO expenses and $.7 million in other expenses. Declines in other expenses were due primarily to reduced personnel related expenses such as in house training, a decline in telephone expenses, and reduced fraud expenses related to debit cards.

Applicable Income Taxes

Due to decreased operating results in 2014, we recognized a tax expense of $1.3 million in 2014, compared to a net tax expense of $2.2 million in 2013. See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.7 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

At December 31, 2014, we had federal net operating losses (“NOLs”) of approximately $12.0 million and West Virginia NOLs of approximately $5.3 million for which deferred tax assets of $4.2 million and $0.2 million, respectively, have been recorded at December 31, 2014.   The federal and West Virginia NOLs were created in 2010, 2012 and 2014 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2014 because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods.

At December 31, 2014, the Corporation had Maryland NOLs of $34.0 million for which a deferred tax asset of $1.7 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs based on the fact that it is more likely than not that this deferred tax asset will not be realized because the Corporation files a separate Maryland income tax return, has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire beginning in 2019. The valuation allowance of $1.7 million at December 31, 2014 reflects an increase of $.1 million from the level at December 31, 2013.

In addition, we have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2014, as it is more likely than not (defined a level of likelihood that is more than 50%) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods. In making this determination, management considered the following:

•	the expected reversal of $1.0 million of the total $3.8 million of deferred tax liabilities at December 31, 2014 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2014;
•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $13.1 million and recurring annual decreases in unfavorable permanent items.

[32]

We will need to generate future taxable income of approximately $49 million to fully utilize the Maryland net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets remained stable at $1.3 billion at December 31, 2014 and December 31, 2013. When comparing 2014 to 2013, cash and interest-bearing deposits in other banks decreased $7.6 million, the investment portfolio decreased $9.9 million, and gross loans increased $29.8 million. We sold investments during 2014 in order to reduce interest rate volatility and to provide funding for higher yielding loans. OREO balances decreased $4.1 million due to sales of properties. Total liabilities decreased by $9.8 million for the year ended December 31, 2014 when compared to 2013 due primarily to a decrease of $9.8 million in accrued interest payable and other liabilities. Other liabilities decreased as a result of cash payments of accrued interest on the Trust Preferred Debentures and accrued cash dividends on the outstanding shares of Series A Preferred Stock dividend. Comparing December 31, 2014 to December 31, 2013, shareholders’ equity increased $7.1 million as a result of a decrease of $4.0 million in accumulated other comprehensive loss.

The total interest-earning asset mix remained relatively stable at December 31, 2014 and December 31, 2013. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2014	2013
Cash and cash equivalents	3%	3%
Net loans	62%	60%
Investments	25%	26%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2014	2013
Total deposits	80%	79%
Total borrowings	18%	18%

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

[33]

Table 3 sets forth the composition of our loan portfolio. Historically, our policy has been to make the majority of our loan commitments in our market areas. We had no foreign loans in our portfolio as of December 31 for any of the years presented.

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio for the past five years:

(In millions)	2014	2013	2012	2011	2010
Commercial real estate	$256.1	$268.0	$298.8	$336.2	$348.6
Acquisition and development	99.3	107.2	128.4	142.9	156.9
Commercial and industrial	93.3	59.8	69.0	78.7	70.0
Residential mortgage	367.6	350.9	346.9	347.2	356.7
Consumer	23.7	24.3	31.7	33.7	77.6
Total Loans	$840.0	$810.2	$874.8	$938.7	$1,009.8

Comparing December 31, 2014 to December 31, 2013, outstanding loans increased $29.8 million (3.7%). CRE loans decreased $11.9 million as a result of the payoffs of two large loans of approximately $15 million during the third quarter of 2014. A&D loans decreased $7.9 million due to regularly scheduled principal payments and payoffs. C&I loans increased $33.5 million due to new loan relationships, primarily one large relationship in the first quarter of 2014. Residential mortgage loans increased $16.7 million due to increased production of loans primarily in our 10/1 and 7/1 adjustable rate mortgage program. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio decreased slightly by $.6 million due to repayment activity in the indirect auto portfolio offsetting new production.

At December 31, 2014, approximately 44% of the commercial loan portfolio was collateralized by real estate, compared to approximately 57% at December 31, 2013.

Adjustable interest rate loans made up 64% of total loans at December 31, 2014 and 2013, with the balance being fixed–interest rate loans.

Comparing December 31, 2013 to December 31, 2012, outstanding loans decreased $64.6 million (7.4%). CRE loans decreased $30.8 million as a result of the payoff of several large loans and ongoing scheduled principal payments. A&D loans decreased $21.2 million due primarily to $5.0 million of principal amortization and $28.7 million of payoffs, offset by $17.9 million of new loans. C&I loans decreased $9.2 million due primarily to $8.7 million of payoffs and scheduled principal payments. Residential mortgage loans increased $4.0 million due to increased production of loans primarily in our 10/1 adjustable rate mortgage program, although production of new loans through Fannie Mae slowed during the third and fourth quarters of 2013. The consumer loan portfolio decreased $7.4 million due primarily to repayment activity in the indirect auto portfolio offsetting new production.

[34]

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2014:

Maturities of Loan Portfolio at December 31, 2014

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$19,389	$100,196	$136,479	$256,064
Acquisition and Development	32,139	19,777	47,385	99,301
Commercial and Industrial	23,130	44,641	25,484	93,255
Residential Mortgage	8,179	6,750	352,712	367,641
Consumer	4,155	16,189	3,386	23,730
Total Loans	$86,992	$187,553	$565,446	$839,991

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	34,934	125,123	142,282	302,339
Adjustable-Interest Rate Loans	52,058	62,430	423,164	537,652
Total Loans	$86,992	$187,553	$565,446	$839,991

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

[35]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Commercial real estate	$5,762	$7,433	$6,194	$10,069	$11,893
Acquisition and development	3,609	5,632	10,778	14,938	16,269
Commercial and industrial	171	191	176	9,364	1,355
Residential mortgage	2,009	4,126	2,731	3,796	5,236
Consumer	0	14	36	21	152
Total non-accrual loans	$11,551	$17,396	$19,915	$38,188	$34,905

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0	$65	$0	$0	$0
Acquisition and development	1	282	200	128	128
Commercial and industrial	4	133	0	0	44
Residential mortgage	485	730	1,888	1,509	2,437
Consumer	39	24	58	142	183
Total accruing loans past due 90 days or more	$529	$1,234	$2,146	$1,779	$2,792

Total non-accrual and past due 90 days or more	$12,080	$18,630	$22,061	$39,967	$37,697

Restructured Loans (TDRs):
Performing	$7,621	$10,567	$12,134	$10,657	$5,506
Non-accrual (included above)	6,063	7,380	5,540	7,385	9,593
Total TDRs	$13,684	$17,947	$17,674	$18,042	$15,099

Other Real Estate Owned	$12,932	$17,031	$17,513	$16,676	$18,072

Impaired loans without a valuation allowance	$19,937	$24,296	$39,361	$41,778	$42,890
Impaired loans with a valuation allowance	4,844	9,013	8,481	20,048	19,713
Total impaired loans	$24,781	$33,309	$47,842	$61,826	$62,603
Valuation allowance related to impaired loans	$1,236	$2,283	$1,632	$3,951	$4,366

Non-Accrual Loans as a % of Applicable Portfolio

	2014	2013	2012	2011	2010
Commercial real estate	2.3%	2.8%	2.1%	3.0%	3.4%
Acquisition and development	3.6%	5.3%	8.4%	10.5%	10.4%
Commercial and industrial	0.2%	0.3%	0.3%	11.9%	1.9%
Residential mortgage	0.5%	1.2%	0.8%	1.1%	1.5%
Consumer	0.0%	0.1%	0.1%	0.1%	0.2%

Interest income not recognized as a result of placing loans on non-accrual status was $.8 million for the year ended December 31, 2014, and there was $.1 million of interest income recognized on a cash basis during 2014.

[36]

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $13.2 million at December 31, 2014 and $15.9 million at December 31, 2013. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $.3 million during the year ended December 31, 2014, due to payoffs and principal reductions of $1.7 million, as well as the reclassification of seven loans totaling $1.3 million out of impaired status due to improved performance, offset by the addition of a $3.1 million non-owner occupied real estate loan, as well as two mortgage loans totaling $.2 million that were formerly reported as TDRs. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of TDRs by loan class at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	2	$270	2	$257
All other CRE	1	2,843	2	3,313
Acquisition and development
1-4 family residential construction	1	790	1	1,547
All other A&D	4	2,154	7	3,867
Commercial and industrial	1	404	2	614
Residential mortgage
Residential mortgage – term	7	1,160	6	969
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	16	$7,621	20	$10,567

Non-accrual
Commercial real estate
Non owner-occupied	1	$458	1	$448
All other CRE	4	2,073	3	2,217
Acquisition and development 1-4 family residential construction	0	0	0	0
All other A&D	4	3,139	4	4,075
Commercial and industrial	1	171	0	0
Residential mortgage
Residential mortgage – term	1	222	3	640
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	11	6,063	11	7,380
Total TDRs	27	$13,684	31	$17,947

The level of TDRs decreased $4.3 million during the year ended December 31, 2014. Two loans totaling $.2 million were added to performing TDRs, one loan totaling $.4 million was added to non-performing TDRs, and eight loans already in performing TDRs were re-modified. Two loans totaling $.2 million that had been modified prior to December 31, 2014 are no longer reported as performing TDRs because the borrowers had made at least six consecutive payments and were current at the time of reclassification. During the year ended December 31, 2014 there were charge-offs totaling $1.2 million to five non-performing loans and three loans totaling $1.6 million were transferred to OREO. Net principal payments and payoffs totaling $1.9 million were received during the same time period.

[37]

At December 31, 2014, additional funds of up to $10,400 were committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million, and interest income recognized on all TDRs was $.4 million in 2014.

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

The ALL decreased to $12.1 million at December 31, 2014, compared to $13.6 million at December 31, 2013. The provision for loan losses for the year ended December 31, 2014 increased to $2.5 million from $.4 million for the year ended December 31, 2013. The higher provision expense was primarily due to higher net charge-offs of $4.0 million in 2014, compared to net charge-offs of $2.8 million in 2013, as well as the impact of higher loan balances in 2014. The ratio of the ALL to loans outstanding as of December 31, 2014 was 1.44%, which was lower than the 1.68% at December 31, 2013 due to the charge-off or removal of specific allocations as a result of changing circumstances, as well as the overall higher quality of the loan portfolio in 2014.

The ratio of net charge-offs to average loans for the year ended December 31, 2014 was .49%, compared to .34% for the year ended December 31, 2013. Relative to December 31, 2013, two segments of loans, C&I and consumer, showed improvement. The CRE portfolio had an annualized net charge-off rate of .18% as of December 31, 2014, compared to an annualized net recovery rate of .27% as of December 31, 2013, which was driven by an $.8 million partial recovery on a non-owner occupied CRE loan that was repaid during 2013. The annualized net charge-off rate for A&D loans as of December 31, 2014 was 2.46% compared to an annualized net charge-off rate of 1.78% as of December 31, 2013, due to partial charge-offs on several projects and individual loans due to declining appraisal values. The ratios for C&I loans were .31% and 1.53% for December 31, 2014 and December 31, 2013, respectively. The residential mortgage loan ratios were .17% and .08% for December 31, 2014 and December 31, 2013, respectively, and the consumer loan ratios were .71% and .83% for December 31, 2014 and December 31, 2013, respectively.

Accruing loans past due 30 days or more declined to 1.62% of the loan portfolio at December 31, 2014, compared to 2.10% at December 31, 2013. The decrease for 2014 was primarily due to a decrease in past-due accruing residential mortgage term and all other A&D loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $11.6 million at December 31, 2014, compared to $17.4 million at December 31, 2013. Non-accrual loans which have been subject to a partial charge-off totaled $4.6 million at December 31, 2014, compared to $1.9 million at December 31, 2013.

Management believes that the ALL at December 31, 2014 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Comparing 2013 to 2012, the ALL decreased to $13.6 million at December 31, 2013, compared to $16.0 million at December 31, 2012. The provision for loan losses for the year ended December 31, 2013 decreased to $.4 million from $9.4 million for the year ended December 31, 2012. Net charge-offs decreased to $2.8 million for the year ended December 31, 2013, compared to $12.8 million for the year ended December 31, 2012. Included in the net charge-offs for the year ended December 31, 2013 were a $1.8 million partial charge-off on an A&D loan and an $.8 million charge-off of a C&I loan, which were partially offset by an $.8 million partial recovery on a non owner-occupied CRE loan that was repaid during the year. The lower provision expense was primarily due to the lower net charge-offs and the impact of lower loan balances. The ratio of the ALL to loans outstanding as of December 31, 2013 was 1.68%, which was lower than the 1.83% at December 31, 2012 due to the charge-off or removal of specific allocations as a result of changing circumstances.

[38]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Balance, January 1	$13,594	$16,047	$19,480	$22,138	$20,090
Charge-offs:
Commercial real estate	(485)	(233)	(2,289)	(6,886)	(543)
Acquisition and development	(2,673)	(2,200)	(809)	(3,055)	(9,770)
Commercial and industrial	(266)	(1,066)	(9,402)	(840)	(2,225)
Residential mortgage	(847)	(485)	(1,314)	(1,664)	(2,008)
Consumer	(512)	(590)	(650)	(893)	(1,791)
Total charge-offs	(4,783)	(4,574)	(14,464)	(13,338)	(16,337)
Recoveries:
Commercial real estate	11	1,004	156	95	94
Acquisition and development	133	100	420	322	1,097
Commercial and industrial	26	79	464	57	538
Residential mortgage	229	199	177	550	391
Consumer	342	359	424	499	539
Total recoveries	741	1,741	1,641	1,523	2,659
Net credit losses	(4,042)	(2,833)	(12,823)	(11,815)	(13,678)
Provision for loan losses	2,513	380	9,390	9,157	15,726
Balance at end of period	$12,065	$13,594	$16,047	$19,480	$22,138

Allowance for loan losses to loans outstanding (as %)	1.44%	1.68%	1.83%	2.08%	2.19%
Net charge-offs to average loans outstanding during the period (as %)	0.49%	0.34%	1.41%	1.24%	1.28%

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

Allocation of the Allowance for Loan Losses

Table 7

		For the Years Ended December 31,
(In thousands)	2014	% of Total Loans	2013	% of Total Loans	2012	% of Total Loans	2011	% of Total Loans	2010	% of Total Loans
Commercial real estate	$2,424	30%	$4,052	33%	$5,206	34%	$6,218	36%	$8,658	35%
Acquisition and development	3,912	12%	4,172	13%	5,029	15%	7,190	15%	6,345	16%
Commercial and industrial	1,680	11%	766	8%	906	8%	2,190	8%	1,345	7%
Residential mortgage	3,862	44%	4,320	43%	4,507	39%	3,430	37%	4,211	35%
Consumer	187	3%	284	3%	399	4%	452	4%	1,579	7%
Total	$12,065	100%	$13,594	100%	$16,047	100%	$19,480	100%	$22,138	100%

[39]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2014			2013			2012
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. treasuries	$29,607	$29,596	13%	$0	$0	0%	$0	$0	0%
U.S. government agencies	39,077	38,941	18%	97,242	92,035	27%	40,334	40,320	18%
Residential mortgage-backed agencies	45,175	45,273	21%	116,933	112,444	33%	43,596	44,108	20%
Commercial mortgage-backed agencies	26,007	25,957	12%	31,025	29,905	9%	37,330	37,618	17%
Collateralized mortgage obligations	8,611	8,707	4%	30,468	29,390	9%	31,836	31,731	14%
Obligations of states and political subdivisions	46,151	47,304	21%	55,505	55,277	17%	55,212	58,054	26%
Collateralized debt obligations	37,117	25,339	11%	37,146	17,538	5%	36,798	11,442	5%
Total available for sale	$231,745	$221,117	100%	$368,319	$336,589	100%	$245,106	$223,273	100%
Securities Held to Maturity:
U.S. government agencies	$24,520	$25,034	23%	$0	$0	0%	$0	$0	0%
Residential mortgage-backed agencies	58,400	59,008	53%	0	0	0%	0	0	0%
Commercial mortgage-backed agencies	16,425	16,737	15%	0	0	0%	0	0	0%
Collateralized mortgage obligations	7,379	7,384	7%	0	0	0%	0	0	0%
Obligations of states and political subdivisions	2,725	2,608	2%	3,900	3,590	100%	4,040	4,347	100%
Total held to maturity	$109,449	$110,771	100%	$3,900	$3,590	100%	$4,040	$4,347	100%

Total fair value of investment securities at December 31, 2014 decreased $8.3 million when compared to the balance at December 31, 2013. At December 31, 2014, the securities classified as available-for-sale included a net unrealized loss of $10.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to our CDOs. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $195.8 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.2 million at December 31, 2014. The remaining $25.3 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $11.8 million in net unrealized losses associated with the CDO portfolio relates to 17 pooled trust preferred securities. Unrealized losses of $6.2 million represent non-credit related OTTI charges on 12 of the securities, while $5.6 million of unrealized losses relates to five securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

[40]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2014.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,339	735	(604)	C	635,775	16.12%	385,575	(48,350)	-12.54%	43/56
Preferred Term Security XVI*	C	479	1,397	918	C	606,040	33.25%	331,800	(101,885)	-30.71%	36/54
Preferred Term Security XVIII*	C	3,059	1,596	(1,463)	C	676,565	22.51%	420,014	(39,127)	-9.32%	50 / 70
Preferred Term Security XVIII	C	2,185	1,064	(1,121)	C	676,565	22.51%	420,014	(39,127)	-9.32%	50/70
Preferred Term Security XIX*	C	3,104	1,873	(1,231)	C	700,535	10.66%	485,061	(40,196)	-8.29%	50/62
Preferred Term Security XIX*	C	1,343	803	(540)	C	700,535	10.66%	485,061	(40,196)	-8.29%	50/62
Preferred Term Security XIX*	C	1,345	803	(542)	C	700,535	10.66%	485,061	(40,196)	-8.29%	50/62
Preferred Term Security XIX*	C	2,254	1,338	(916)	C	700,535	10.66%	485,061	(40,196)	-8.29%	50/62
Preferred Term Security XXII*	C-1	3,998	2,936	(1,062)	C	1,386,600	19.76%	947,100	(37,187)	-3.93%	65/86
Preferred Term Security XXII*	C-1	1,599	1,174	(425)	C	1,386,600	19.76%	947,100	(37,187)	-3.93%	65/86
Preferred Term Security XXIII	C-1	1,953	932	(1,021)	C	1,467,000	20.31%	892,169	(29,520)	-3.31%	87/108
Preferred Term Security XXIII*	D-1	2,561	2,739	178	C	1,467,000	20.31%	892,169	(147,116)	-16.49%	87/108
Preferred Term Security XXIII*	D-1	854	913	59	C	1,467,000	20.31%	892,169	(147,116)	-16.49%	87/108
Preferred Term Security XXIV*	C-1	1,044	529	(515)	C	1,050,600	32.39%	627,334	(177,995)	-28.37%	56/84
Preferred Term Security I-P-I	B-2	2,000	1,504	(496)	CCC-	351,000	9.26%	155,800	14,635	9.39%	14/16
Preferred Term Security I-P-IV	B-1	3,000	1,876	(1,124)	CCC-	325,000	0.00%	157,500	35,168	22.33%	17/17
Preferred Term Security I-P-IV	B-1	5,000	3,127	(1,873)	CCC-	325,000	0.00%	157,500	35,168	22.33%	17/17
Total Level 3 Securities Available for Sale		37,117	25,339	(11,778)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 0.00% to 33.25% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

Management systematically evaluates securities for impairment on a quarterly basis. Based upon application of ASC Topic 320 (Section 320-10-35), management must assess whether (i) we have the intent to sell the security and (ii) it is more likely than not that we will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair value of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses. The other losses are recognized in other comprehensive income. In estimating OTTI charges, management considers (a) the length of time and the extent to which the fair value has been less than cost, (b) adverse conditions specifically related to the security, an industry, or a geographic area, (c) the historic and implied volatility of the security, (d) changes in the rating of a security by a rating agency, (e) recoveries or additional declines in fair value subsequent to the balance sheet date, (f) failure of the issuer of the security to make scheduled interest payments, and (g) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Due to the duration and the significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2014, (ii an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[41]

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2013 and December 31, 2014.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during 2014.

On December 10, 2013, to implement Section 619 of the Dodd-Frank Act, the four federal banking regulatory agencies and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (i) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (ii) a commodity pool with certain characteristics, and/or (iii) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

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

The Volcker Rule defines an “ownership interest” as an equity, partnership or other similar interest. The CDOs are debt securities (promissory notes) issued by corporations that call for regularly-scheduled payments of principal and interest, with interest calculated either at a fixed-rate or at a rate that is tied to LIBOR. Accordingly, none of the CDOs represent an equity or partnership interest in the issuers. In their adopting rule release, the agencies stated that debt securities evidencing “typical extensions of credit” – those that “provide for payment of stated principal and interest calculated at a fixed rate or at a floating rate based on an index or interbank rate” – do not generally meet the definition of “other similar interest”. To be considered an “other similar interest”, a debt security must exhibit one or more of seven specified characteristics identified in the Volcker Rule on a current, future, or contingent basis:

Based on its review, management concluded that the three CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2014, the Corporation has the current intent and ability to hold these CDOs until maturity.

During the first quarter of 2014 and following the promulgation of the Volcker Rule, the fair value of the CDO portfolio improved significantly. The improvement was due to several factors including improved financial condition of the issuers, improved cash flows and a lower discount rate. As the issuers resumed payments of previously deferred interest during the quarter, cash flow projections for the securities increased. In addition, the discount rate utilized in the cash flow models was reduced as the base line current market yield for comparable corporate and structured products improved and the projected credit performance of the CDOs improved with favorable market conditions. The resulting increase in cash flow projections over the remaining life of the securities yielded a higher fair market value.

The risk-based capital ratios require that banks set aside additional capital for securities that are rated below investment grade. Securities rated one level below investment grade require a 200% risk weighting. As of December 31, 2014, we did not hold any investments that require the 200% risk weighting. Additional methods are applicable to securities rated more than one level below investment grade. As of December 31, 2014, there were 4 CDOs in the portfolio that exceeded a gross up value of 12.5% utilizing the direct reduction method.

[42]

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2014 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2014

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. treasuries	$19,524	$10,072	$0	$0	$29,596
U.S. government agencies	0	30,007	8,934	0	38,941
Residential mortgage-backed agencies	0	15,531	20,993	8,749	45,273
Commercial mortgage-backed agencies	0	16,505	9,452	0	25,957
Collateralized mortgage obligations	731	3,366	0	4,610	8,707
Obligations of states and political subdivisions	0	4,687	20,874	21,743	47,304
Collateralized debt obligations	0	0	0	25,339	25,339
Total available for sale	$20,255	$80,168	$60,253	$60,441	$221,117

Percentage of total	9.16%	36.26%	27.25%	27.33%	100.00%
Weighted average yield	0.16%	2.34%	4.43%	3.67%	3.07%

Held to Maturity:
U.S. government agencies	$0	$0	$15,775	$9,259	$25,034
Residential mortgage-backed agencies	0	0	40,743	18,265	59,008
Commercial mortgage-backed agencies	0	0	16,737	0	16,737
Collateralized mortgage obligations	0	0	7,384	0	7,384
Obligations of states and political subdivisions	0	0	0	2,608	2,608
Total held to maturity	$0	$0	$80,639	$30,132	$110,771

Percentage of total	0.00%	0.00%	72.80%	27.20%	100.00%
Weighted average yield	0.00%	0.00%	2.91%	3.17%	2.98%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. At December 31, 2014, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

[43]

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2014, 2013 and 2012:

Deposit Balances

Table 10

		2014			2013			2012
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$201,188	$196,468	0.00%	$175,863	$164,299	0.00%	$161,500	$160,145	0.00%
Interest-bearing deposits:
Demand	134,302	139,875	0.09%	142,711	137,348	0.13%	119,306	120,616	0.15%
Money Market:
Retail	224,699	214,268	0.23%	215,842	205,608	0.23%	202,678	203,497	0.21%
Brokered	0	0	0.00%	0	0	0.00%	0	0	0.00%
Savings deposits	129,392	123,756	0.19%	116,345	112,999	0.19%	109,740	107,964	0.19%
Time deposits less than $100K	146,764	163,100	1.08%	169,136	195,084	1.06%	188,341	214,613	1.26%
Time deposits $100K or more:
Retail	141,455	140,489	1.36%	151,928	149,285	1.35%	164,085	158,298	1.72%
Brokered/CDARS	3,523	4,535	0.11%	5,578	10,918	0.19%	31,234	39,753	0.84%
Total Deposits	$981,323	$982,491		$977,403	$975,541		$976,884	$1,004,886

Total deposits increased $3.9 million at December 31, 2014 when compared to December 31, 2013. With our continued focus on changing the mix of our deposit portfolio away from higher cost certificates of deposit and toward lower cost money market and transaction accounts, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $25.3 million. Traditional savings accounts increased $13.0 million due to continued growth in our Prime Saver product. Total demand deposits decreased $8.4 million and total money market accounts increased $8.9 million. Time deposits less than $100,000 declined $22.4 million and time deposits greater than $100,000 decreased $12.5 million.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2014
Maturities
3 Months or Less	$21,607
3-6 Months	17,714
6-12 Months	31,475
Over 1 Year	74,182
Total	$144,978

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2014	2013	2012
Securities sold under agreements to repurchase	$39,801	$43,676	$39,257
Total short-term borrowings	$39,801	$43,676	$39,257

Long-term FHLB advances	$135,876	$135,942	$136,005
Junior subordinated debentures	46,730	46,730	46,730
Total long-term borrowings	$182,606	$182,672	$182,735

Total borrowings	$222,407	$226,348	$221,992

Average balance (from Table 1)	$228,634	$230,531	$237,416

[44]

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2014	2013	2012

Securities sold under agreements to repurchase:
Outstanding at end of year	$39,801	$43,676	$39,257
Weighted average interest rate at year end	0.15%	0.14%	0.34%
Maximum amount outstanding as of any month end	$53,819	$61,354	$52,367
Average amount outstanding	45,702	48,299	38,812
Approximate weighted average rate during the year	0.13%	0.13%	0.34%

Total borrowings decreased by $3.9 million, or 1.7%, in 2014 when compared to 2013, while the average balance of borrowings decreased by $1.9 million during the same period. The decrease was due to a $3.9 million decrease in our Treasury Management product combined with a decrease of $66 thousand in long-term borrowings due to scheduled monthly amortization of long-term advances.

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

As of December 31, 2014, we had additional borrowing capacity with the FHLB totaling $32.7 million, an additional $70 million of unused lines of credit with various financial institutions, $26.9 million of an unused secured line of credit with the Federal Reserve Bank and approximately $49 million available through wholesale money market funds. See Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2014, the Bank had $70 million available through unsecured lines of credit with correspondent banks, $26.9 million available through a secured line of credit with the Fed Discount Window and approximately $32.7 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[45]

At December 31, 2014, the Corporation’s total risk-based capital ratio was 15.40% and the Bank’s total risk-based capital ratio was 15.60%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2013 were 15.33% and 16.22%, respectively. The increase for the Corporation in 2014 was due to a change in composition of risk based assets as well as the increase in net income.

At the Bank level, the ratios declined slightly from December 31, 2013 to December 31, 2014 primarily because of the Bank’s payment in 2014 of approximately $11.0 million in cash dividends to the Corporation, which were used to pay all deferred interest and dividends and to make quarterly interest payments due under the TPS Debentures and quarterly dividends due on the outstanding shares of Series A Preferred Stock.

As of December 31, 2014, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

The current capital regime will significantly change when the Basel III Capital Rules are phased in starting on January 1, 2015. These changes are discussed in Item 1 of Part I of this annual report under the heading, “Capital Requirements”.

In January 2009, pursuant to the TARP CPP, the Corporation sold 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of its common stock, having an exercise price of $13.79 per share, to the Treasury for an aggregate purchase price of $30 million. The proceeds from this transaction count as Tier 1 capital and the Warrant qualifies as tangible common equity. Information about the terms of these securities is provided in Note 13 to the consolidated financial statements.

The terms of the Series A Preferred Stock call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Corporation’s Board of Directors voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making a $6.5 million payment to the Treasury, representing the quarterly dividend payment due in May 2014 and all unpaid dividends that accrued during the suspension period. In July 2014, November 2014 and January 2015, the Corporation received approvals to pay the $.7 million in quarterly dividends due in each of August 2014, November 2014 and February 2015, respectively.

At the request of the Reserve Bank in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. In April 2014, July 2014 and November 2014, the Corporation received approvals to pay the quarterly interest due to the Trusts in June 2014, September 2014 and December 2014, respectively. Details of these payments are provided in the table below. In January 2015, the Corporation received approval from the Reserve Bank to pay the quarterly interest due to the Trusts in March 2015.

Payment Date	Trust I		Trust II		Trust III
	Accrued Interest	Quarterly Interest	Accrued Interest	Quarterly Interest	Accrued Interest	Quarterly Interest
March 2014	$1.024 million	$77,166	$2.048 million	$154,325	$3.763 million	$266,650
June 2014	-	78,604	-	157,202	-	266,650
September 2014	-	78,572	-	157,136	-	266,650
December 2014	-	77,783	-	155,558	-	266,650

Until further notice from the Reserve Bank, the Corporation is required to obtain the Reserve Bank’s prior approval before paying any future quarterly cash dividend on the shares of Series A Preferred Stock or making any future payment of quarterly interest due under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, the Corporation’s ability to pay these dividends or make these interest payments will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of the FDIC and the Maryland Commissioner. As a result of these limitations, no assurance can be given that the Corporation will pay quarterly cash dividends on the shares of Series A Preferred Stock or make quarterly interest payments due under the TPS Debentures in any future quarter. In the event that the Corporation and/or the Bank do not receive the required approvals, the will have to again elect to defer payments.

[46]

The Corporation’s Board of Directors suspended the payment of cash dividends on the common stock in December 2010 when it approved the above-mentioned deferral of cash dividends on the Series A Preferred Stock, and this suspension remains in effect

Liquidity Management

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

•	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, PNC Financial Services (“PNC”), SunTrust and Zions Bancorp.
•	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.
•	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
•	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
•	One Way Buy CDARS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

During 2014, we continued to shift our focus from a shorter duration balance sheet to a more neutral to slightly asset sensitive position as we anticipate a flat to rising rate environment in the future. As of December 31, 2014, we were asset sensitive.

[47]

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

Based on the simulation analysis performed at December 31, 2014 and 2013, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2014	2013
+400 basis points	$1,998	$2,025
+300 basis points	$1,807	$1,806
+200 basis points	$1,711	$1,653
+100 basis points	$883	$879
-100 basis points	$(2,262)	$(2,847)

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

[48]

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

[49]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 9, 2015

[50]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Cash and due from banks	$27,554	$32,895
Interest bearing deposits in banks	7,897	10,168
Cash and cash equivalents	35,451	43,063
Investment securities – available-for-sale (at fair value)	221,117	336,589
Investment securities – held to maturity (fair value of $110,771 at
December 31, 2014 and $3,590 at December 31, 2013, respectively)	109,449	3,900
Restricted investment in bank stock, at cost	7,524	7,913
Loans	839,991	810,240
Allowance for loan losses	(12,065)	(13,594)
Net loans	827,926	796,646
Premises and equipment, net	25,629	26,905
Goodwill	11,004	11,004
Bank owned life insurance	33,504	32,956
Deferred tax assets	25,907	29,209
Other real estate owned	12,932	17,031
Accrued interest receivable and other assets	21,853	28,830
Total Assets	$1,332,296	$1,334,046

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$201,188	$175,863
Interest bearing deposits	780,135	801,540
Total deposits	981,323	977,403

Short-term borrowings	39,801	43,676
Long-term borrowings	182,606	182,672
Accrued interest payable and other liabilities	19,567	28,412
Total Liabilities	1,223,297	1,232,163

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2014 and 2013 (discount of $0 and $6, respectively)	30,000	29,994
Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,228 shares at December 31, 2014 and 6,211 shares at December 31, 2013	62	62
Surplus	21,795	21,661
Retained earnings	77,375	74,379
Accumulated other comprehensive loss	(20,233)	(24,213)
Total Shareholders’ Equity	108,999	101,883
Total Liabilities and Shareholders’ Equity	$1,332,296	$1,334,046

See notes to consolidated financial statements

[51]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except share and per share amounts)

	Year ended December 31,
	2014	2013
Interest income
Interest and fees on loans	$37,486	$42,258
Interest on investment securities
Taxable	6,981	5,557
Exempt from federal income tax	1,542	1,756
Total investment income	8,523	7,313
Other	377	343
Total interest income	46,386	49,914
Interest expense
Interest on deposits	4,603	5,076
Interest on short-term borrowings	63	62
Interest on long-term borrowings	6,204	6,594
Total interest expense	10,870	11,732
Net interest income	35,516	38,182
Provision for loan losses	2,513	380
Net interest income after provision for loan losses	33,003	37,802
Other operating income
Changes in fair value on impaired securities	6,560	4,173
Portion of gain recognized in other comprehensive income (before taxes)	(6,560)	(4,173)
Net securities impairment losses recognized in operations	0	0
Net gains – other	1,053	229
Total net gains	1,053	229
Service charges	2,933	3,469
Trust department	5,343	5,020
Debit card income	2,034	1,954
Bank owned life insurance	1,392	1,035
Brokerage commissions	800	806
Other	564	853
Total other income	13,066	13,137
Total other operating income	14,119	13,366
Other operating expenses
Salaries and employee benefits	19,518	19,946
FDIC premiums	1,842	1,875
Equipment	2,508	2,595
Occupancy	2,468	2,628
Data processing	3,198	3,069
Professional services	1,287	1,495
Other real estate owned expenses	2,318	2,909
Contract labor	669	615
Line rentals	656	652
Other	5,790	6,687
Total other operating expenses	40,254	42,471
Income before income tax expense	6,868	8,697
Provision for income tax expense	1,271	2,222
Net Income	5,597	6,475
Accumulated preferred stock dividends and discount accretion	(2,601)	(1,778)
Net Income Available to Common Shareholders	$2,996	$4,697
Basic and diluted net income per common share	$0.48	$0.76
Weighted average number of basic and diluted shares outstanding	6,222,440	6,206,819

See notes to consolidated financial statements

[52]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands, except per share data)

	Year Ended
	December 31,
Comprehensive Income	2014	2013
Net Income	$5,597	$6,475

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	3,944	2,413

Net unrealized gains/ (losses) on all other AFS securities	8,737	(8,326)

Net unrealized losses on HTM securities	(2,255)	0

Net unrealized gains on cash flow hedges	155	233

Net unrealized (losses)/gains on pension plan liability	(6,304)	3,174

Net unrealized (losses)/gains on SERP liability	(297)	116

Other comprehensive income/(loss), net of tax	3,980	(2,390)

Comprehensive Income	$9,577	$4,085

See notes to consolidated financial statements

[53]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2013	$29,925	$62	$21,573	$69,682 *	$(21,823)	$99,419

Net income				6,475		6,475
Other comprehensive loss					(2,390)	(2,390)
Stock based compensation			88			88
Preferred stock discount accretion	69			(69)		0
Preferred stock dividends deferred				(1,709)		(1,709)

Balance at December 31, 2013	29,994	62	21,661	74,379	(24,213)	101,883

Net income				5,597		5,597
Other comprehensive income					3,980	3,980
Stock based compensation			134			134
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(2,595)		(2,595)

Balance at December 31, 2014	$30,000	$62	$21,795	$77,375	$(20,233)	$108,999

* - Includes prior period correction discussed in Note 1

See notes to consolidated financial statements

[54]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31,
	2014	2013
Operating activities
Net income	$5,597	$6,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,513	380
Depreciation	1,938	2,043
Stock compensation	134	88
Loss/(gain) on sales of other real estate owned	944	(205)
Write-downs of other real estate owned	920	3,079
Gain on loan sales	(52)	(176)
Loss on disposal of fixed assets	58	25
Net amortization of investment securities discounts and premiums- AFS	215	1,561
Net amortization of investment securities discounts and premiums- HTM	33	0
Loss/(gain) on sales of investment securities – available-for-sale	41	(78)
Gain on sales of investment securities – held for trading	(1,100)	0
Amortization of deferred loan fees	(525)	(542)
Decrease in accrued interest receivable and other assets	6,993	1,488
Deferred tax expense	636	1,288
(Decrease)/increase in accrued interest payable and other liabilities	(13,066)	4,285
Earnings on bank owned life insurance	(1,392)	(1,035)
Net cash provided by operating activities	3,887	18,676

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	125,720	35,891
Proceeds from maturities/calls of investment securities held-to-maturity	4,927	140
Proceeds from sales of investment securities available-for-sale	56,838	44,496
Proceeds from sales of investment securities held for trading	1,100	0
Purchases of investment securities available-for-sale	(153,924)	(205,083)
Purchases of investment securities held-to-maturity	(6,575)	0
Proceeds from sales of other real estate owned	6,291	4,478
Proceeds from loan sales	5,946	23,100
Proceeds from disposal of fixed assets	0	1,423
Proceeds from BOLI death benefit	844	0
Net decrease in FHLB stock	389	436
Net (increase)/decrease in loans	(43,218)	32,504
Purchases of premises and equipment	(720)	(941)
Net cash used in by investing activities	(2,382)	(63,556)

Financing activities
Net increase in deposits	3,920	519
Preferred stock dividends paid	(9,096)	0
Net (decrease)/increase in short-term borrowings	(3,875)	4,419
Payments on long-term borrowings	(66)	(63)
Net cash (used in)/provided by financing activities	(9,117)	4,875
Decrease in cash and cash equivalents	(7,612)	(40,005)
Cash and cash equivalents at beginning of the year	43,063	83,068
Cash and cash equivalents at end of period	$35,451	$43,063

Supplemental information
Interest paid	$17,635	$9,500
Taxes paid	$0	$1,035
Non-cash investing activities:
Transfers from loans to other real estate owned	$4,056	$6,870
Transfers from securities available for sale to held-to-maturity	$103,934	$0

See notes to consolidated financial statements

[55]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. First United Corporation is also the parent company of First United Insurance Group, LLC, an inactive Maryland limited liability company that engaged in the general insurance agency business. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”). Until March 27, 2013, the Bank also owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest, but this entity was dissolved on such date.

First United Corporation and its subsidiaries operate principally in four counties in Western Maryland and three counties in West Virginia.

As used in these Notes, the terms “the Corporation”, “we”, “us”, and “our” mean First United Corporation and, unless the context clearly suggests otherwise, its consolidated subsidiaries.

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2014 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of First United Corporation, the Bank, OakFirst Loan Center, Inc., OakFirst Loan Center, LLC and First OREO Trust. All significant inter-company accounts and transactions have been eliminated.

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

[56]

The Corporation accounts for its investment in Liberty Mews, utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

Correction of Prior Period Error

During the fourth quarter of 2014, the Company determined that earnings on a life insurance policy were not recorded properly since its purchase in 1986.  The cumulative impact of the error was $.5 million of cash surrender value that built up over time which should have been recorded to non-taxable other income, with an immaterial effect on any one period. The Company determined that the insurance policy, of which the Company was the owner and beneficiary, had been purchased as a Key Man Whole Life Policy on a former Chief Executive Officer of the Company. The accumulated cash value on the policy was determined to be a Bank Owned Life Insurance asset.  Accordingly, the opening balance of retained earnings at January 1, 2013 has been adjusted by $.5 million. Furthermore, the Bank Owned Life Insurance asset at December 31, 2013 on the Consolidated Statement of Condition was adjusted by $.5 million. The correction of this error also affected the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the year ended December 31, 2013. These corrections were not considered to be material to prior period financial statements.

At the time the policy was purchased in 1986, the Company contractually agreed to pay an executive supplemental payment to the retired Chief Executive Officer which was later renewed for the longer of his or his spouse’s remaining life.   At that time, a liability for the obligation of the present value of the cash flows being paid should have been recorded.  After evaluating the liability which is scheduled to expire in 2016, management determined that based on the life expectancy calculation, the remaining liability at both December 31, 2014 and 2013  was immaterial and that as such, no liability would be recorded.

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2014, approximately 12%, or $99 million, of total loans were secured by real estate acquisition, construction and development projects, with $93 million performing according to their contractual terms and $7 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $7 million in impaired loans, $3 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $4 million were classified as non-performing loans at December 31, 2014. Additionally, loans collateralized by commercial rental properties represent 11% of the total loan portfolio as of December 31, 2014. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

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

[57]

Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2014.

The Corporation recognizes dividends on a cash basis. For the year ended December 31, 2014 and December 31, 2013, dividends of $290,677 and $199,500, respectively.

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

[58]

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

The Corporation’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement, for loans individually evaluated for impairment and ASC Subtopic 450-20, Contingencies-Loss Contingencies, for loans collectively evaluated for impairment, as well as the Interagency Policy Statements on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the Bank’s ALL.

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $51,950 at December 31, 2014 and $49,400 at December 31, 2013.

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

[59]

Interest and penalties on income taxes are recognized as a component of income tax expense.

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the defined benefit pension plan and the supplemental executive retirement plan are recognized as liabilities in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Actuarial gains and losses in excess of 10 percent of the greater of plan assets or the pension benefit obligation are amortized over a blend of future service of active employees and life expectancy of inactive participants. Refer to Note 18 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

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

Business Segments

The Corporation operates in one segment, commercial banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by First United Corporation’s Board of Directors and executive management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

Equity Compensation Plan

At the 2007 Annual Meeting of Shareholders, First United Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards to employees or directors. The Omnibus Plan reserved 185,000 shares of First United Corporation common stock for issuance under these awards.

On June 18, 2008, the Board of Directors of First United Corporation adopted a Long-Term Incentive Program (the “LTIP”). This program was adopted as a sub-plan of the Omnibus Plan to reward participants for increasing shareholder value, align executive interests with those of shareholders, and serve as a retention tool for key executives. Under the LTIP, participants are granted shares of restricted common stock of First United Corporation. The amount of an award is based on a specified percentage of the participant’s salary as of the date of grant. These shares will vest if the Corporation meets or exceeds certain performance thresholds. No grants of restricted stock were outstanding under the Omnibus Plan at December 31, 2014.

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

Stock-based awards were made to non-employee directors in May 2014 pursuant to First United Corporation’s director compensation policy. Prior to May 2014, non-employee directors of First United Corporation received an annual retainer comprised of $10,000 in cash and fully-vested shares of common stock valued at $5,000. Beginning in May 2014, this policy was changed so that each non-employee director now receives annual retainer comprised of $10,000 in cash and 1,000 fully-vested shares of common stock, and each director has the right to elect to receive additional shares of fully-vested common stock in lieu of some or all of the cash portion of his or her retainer. In 2013 and 2014, a total of 11,304 and 17,779, respectively, fully-vested shares of common stock were issued to directors, which had a fair market value of $7.96 and $8.78 per share, respectively. Director stock compensation expense was $88,000 for the year ended December 31, 2013 and $134,060 for the year ended December 31, 2014.

[60]

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2014 and 2013.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, an amendment of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 specifies that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure; and, at the time of foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the amount of the claim, which must be a fixed amount determined on the basis of the fair value of the real estate. An entity can elect to adopt the amendments in ASU 2014-14 using either a modified retrospective transition method or a prospective transition method. ASU 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Corporation is evaluating the provisions of ASU 2014-14, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. All entities are required to present changes in accounting for transactions outstanding on the effective date as a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. For public entities, the accounting changes and disclosure for certain transactions accounted for as a sale are effective for the first interim or annual period beginning after December 15, 2014. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. Earlier application for a public entity is prohibited. The Corporation is evaluating the provisions of ASU 2014-11, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can elect to adopt the standards in ASU 2014-09 using either the full retrospective method for which certain practical expedients are available, or a cumulative effect approach. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. The Corporation is evaluating the provisions of ASU 2014-09, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

[61]

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

2.            Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2014 or December 31, 2013.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2014 and 2013:

	2014			2013
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$5,597			$6,475
Preferred stock dividends deferred	(2,595)			(1,709)
Discount accretion on preferred stock	(6)			(69)
Net income available to common shareholders	$2,996	6,222	$0.48	$4,697	6,207	$0.76

[62]

3.             Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Net gains – other:
Available-for-sale securities:
Realized gains	$427	$447
Realized losses	(468)	(369)
Held-for-trading securities:
Realized gains	1,100	0
Gain on sale of consumer loans	52	176
Loss on disposal of fixed assets	(58)	(25)
Net gains – other	$1,053	$229

4.            Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral; a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2014, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $26.9 million through a secured line of credit with the Fed Discount Window and approximately $32.7 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[63]

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to risk-weighted assets)
Consolidated	$161,377	15.40%	$83,851	8.00%	$104,813	10.00%
First United Bank & Trust	162,550	15.60%	83,379	8.00%	104,224	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	149,130	14.23%	41,925	4.00%	62,888	6.00%
First United Bank & Trust	150,433	14.43%	41,689	4.00%	62,534	6.00%
Tier 1 Capital (to average assets)
Consolidated	149,130	11.29%	52,846	4.00%	66,057	5.00%
First United Bank & Trust	150,433	11.43%	52,642	4.00%	65,803	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital (to risk-weighted assets)
Consolidated	$161,349	15.33%	$84,191	8.00%	$105,239	10.00%
First United Bank & Trust	169,640	16.22%	83,693	8.00%	104,616	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	144,303	13.71%	42,096	4.00%	63,144	6.00%
First United Bank & Trust	156,207	14.93%	41,846	4.00%	62,770	6.00%
Tier 1 Capital (to average assets)
Consolidated	144,303	11.02%	52,365	4.00%	65,456	5.00%
First United Bank & Trust	156,207	11.97%	52,178	4.00%	65,223	5.00%

As of December 31, 2014 and 2013, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, all capital ratios increased at December 31, 2014 when compared to December 31, 2013. The consolidated total risk-based capital ratios include $40.3 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2014 under guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

At the Bank level, the ratios declined slightly from December 31, 2013 to December 31, 2014 primarily because of the Bank’s payment in 2014 of approximately $11.0 million in cash dividends to First United Corporation, which were used to pay all accrued interest and to make quarterly interest payments under the TPS Debentures and to pay all deferred and quarterly dividends on outstanding shares of the Series A Preferred Stock.

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to First United Corporation. The Federal Deposit Insurance Corporation (the “FDIC”) subsequently approved the same rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and are effective January 1, 2015.

[64]

The Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (a) a common equity Tier 1 capital ratio of 7.0%, (b) a Tier 1 capital ratio of 8.5%, and (c) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III capital final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Corporation and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. The Corporation and the Bank expect to make this election in their first quarter 2015 regulatory filings in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. Additionally, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The Basel III capital rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions also take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following capital level requirements in order to qualify as “well capitalized”: (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The Basel III capital rules set forth certain changes for the calculation of risk-weighted assets. These changes include (i) an increased number of credit risk exposure categories and risk weights; (ii) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (iii) revisions to recognition of credit risk mitigation; (iv) rules for risk weighting of equity exposures and past due loans; (v) revised capital treatment for derivatives and repo-style transactions.

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

The terms of the Series A Preferred Stock call for the payment, if declared by the Board of Directors of First United Corporation, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Board of Directors of First United Corporation voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the Treasury in May 2014 and paying all unpaid dividends that accrued during the suspension period. Cumulative deferred dividends on the Series A Preferred Stock of approximately $6.5 million were paid on May 15, 2014. In July 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment due in August 2014. A dividend payment of $.7 million was paid on August 15, 2014. In November 2014, First United Corporation received approval from the Reserve Bank to make the quarterly dividend payment due in November 2014. A dividend payment of $.7 million was paid on November 15, 2014. In January 2015, First United Corporation received approval from the Federal Reserve Bank to make the quarterly dividend due in February 2015. A dividend payment of $.7 million was paid to the new holders on February 17, 2015. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, the declaration and payment of which, as discussed above, are subject to the prior approval of the FDIC and the Maryland Commissioner. If First United Corporation and/or the Bank do not obtain the regulatory approvals required for a particular quarterly dividend, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period.

[65]

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, First United Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In connection with this deferral termination, deferred interest of approximately $1.024 million as well as $77,166 of current interest was paid to Trust I on March 17, 2014, deferred interest of approximately $2.048 million as well as $154,325 in current interest was paid to Trust II on March 17, 2014, and deferred interest of approximately $3.763 million as well as $266,650 in current interest was paid to Trust III on March 15, 2014. In April 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in June 2014, and interest of $78,604 was paid to Trust I on June 17, 2014, $157,202 in interest was paid to Trust II on June 17, 2014, and $266,650 in interest was paid to Trust III on June 16, 2014. In July 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in September 2014 and interest of $78,572 was paid to Trust I on September 17, 2014, $157,136 in interest was paid to Trust II on September 17, 2014, and $266,650 in interest was paid to Trust III on September 15, 2014. In November 2014, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in December 2014 and interest of $77,783 was paid to Trust I on December 17, 2014, $155,558 in interest was paid to Trust II on December 17, 2014, and $266,650 in interest was paid to Trust III on December 15, 2014. In January 2015, First United Corporation received approval from the Federal Reserve Bank to make the quarterly interest payments due in March 2015. Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the Bank may make dividend payments only with the prior approval of FDIC and the Maryland Commissioner of Financial Regulation (the “Maryland Commissioner”). As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation and/or the Bank do not receive the approvals necessary for First United Corporation to make future quarterly interest payments, First United Corporation will have to again elect to defer interest payments. The terms of the TPS Debentures permit First United Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures.

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

	December 31,	December 31,
(in thousands)	2014	2013
Cash and due from banks, weighted average interest rate of 0.17% (at December 31, 2014)	$27,554	$32,895

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2014 and 2013, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), M&T Bank (“M&T”) and CBB.

	December 31,	December 31,
(in thousands)	2014	2013
FHLB daily investments, interest rate of 0.005% (at December 31, 2014)	$983	$1,677
FTN daily investments, interest rate of 0.13% (at December 31, 2014)	850	1,350
M&T daily investments, interest rate of 0.15% (at December 31, 2014)	6,064	6,051
CBB Fed Funds sold, interest rate of 0.22% (at December 31, 2014)	0	1,090
	$7,897	$10,168

[66]

6.             Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2014 and 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	OTTI in
(in thousands)	Cost	Gains	Losses	Value	AOCL
December 31, 2014
Available for Sale:
U.S. treasuries	$29,607	$0	$11	$29,596	$0
U.S. government agencies	39,077	117	253	38,941	0
Residential mortgage-backed agencies	45,175	510	412	45,273	0
Commercial mortgage-backed agencies	26,007	53	103	25,957	0
Collateralized mortgage obligations	8,611	96	0	8,707	0
Obligations of states and political subdivisions	46,151	1,413	260	47,304	0
Collateralized debt obligations	37,117	1,155	12,933	25,339	6,143
Total available for sale	$231,745	$3,344	$13,972	$221,117	$6,143
Held to Maturity:
U.S. government agencies	$24,520	$514	$0	$25,034	$0
Residential mortgage-backed agencies	58,400	613	5	59,008	0
Commercial mortgage-backed agencies	16,425	312	0	16,737	0
Collateralized mortgage obligations	7,379	5	0	7,384	0
Obligations of states and political subdivisions	2,725	0	117	2,608	0
Total held to maturity	$109,449	$1,444	$122	$110,771	$0

December 31, 2013
Available for Sale:
U.S. government agencies	$97,242	$14	$5,221	$92,035	$0
Residential mortgage-backed agencies	116,933	334	4,823	112,444	0
Commercial mortgage-backed agencies	31,025	14	1,134	29,905	0
Collateralized mortgage obligations	30,468	84	1,162	29,390	0
Obligations of states and political subdivisions	55,505	895	1,123	55,277	0
Collateralized debt obligations	37,146	778	20,386	17,538	12,703
Total available for sale	$368,319	$2,119	$33,849	$336,589	$12,703
Held to Maturity:
Obligations of states and political subdivisions	$3,900	$249	$559	$3,590	$0
Total held to maturity	$3,900	$249	$559	$3,590	$0

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Proceeds	$56,838	$44,496
Realized gains	427	447
Realized losses	468	369

[67]

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2014 and 2013:

	Less than 12 months		12 months or more
	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses
December 31, 2014
Available for Sale:
U.S. treasuries	$27,096	$11	$0	$0
U.S. government agencies	0	0	18,819	253
Residential mortgage-backed agencies	0	0	17,918	412
Commercial mortgage-backed agencies	12,298	97	973	6
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	8,981	260
Collateralized debt obligations	0	0	20,290	12,933
Total available for sale	$39,394	$108	$66,981	$13,864
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	3,850	5	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	2,608	117
Total held to maturity	$3,850	$5	$2,608	$117

December 31, 2013
Available for Sale:
U.S. government agencies	$62,962	$3,154	$13,996	$2,067
Residential mortgage-backed agencies	60,781	1,801	46,570	3,022
Commercial mortgage-backed agencies	21,889	1,134	0	0
Collateralized mortgage obligations	21,201	1,149	3,051	13
Obligations of states and political subdivisions	15,422	1,123	0	0
Collateralized debt obligations	0	0	16,434	20,386
Total available for sale	$182,255	$8,361	$80,051	$25,488
Held to Maturity:
Obligations of states and political subdivisions	$0	$0	$2,301	$559
Total held to maturity	$0	$0	$2,301	$559

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

[68]

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO “) portfolio consisting of pooled trust preferred securities. Based on management’s review of the third party evaluations, management believes that there were no material differences in the valuations between December 31, 2014 and December 31, 2013.

U.S. Government Treasuries – Available for Sale - Two U.S. government treasuries have been in an unrealized loss position for less than 12 months as of December 31, 2014. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2014. There were no U.S. government treasuries in an unrealized loss position for 12 months or more.

U.S. Government Agencies – Available for Sale – There were no U.S. government agencies in an unrealized loss position for less than 12 months as of December 31, 2014. There were three U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2014. There were three residential mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2014. There was one commercial mortgage-backed agency security in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2014.

Collateralized Mortgage-Obligations – Available for Sale – There were no collateralized mortgage-obligation securities in an unrealized loss position for less than 12 months as of December 31, 2014. In addition, there were no collateralized mortgage-obligation securities in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Available for Sale - No obligations of state and political subdivisions securities have been in an unrealized loss position for less than 12 months at December 31, 2014. There were four securities that have been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Collateralized Debt Obligations – Available for Sale - The $12.9 million in unrealized losses greater than 12 months at December 31, 2014 relates to 14 pooled trust preferred securities that are included in the CDO portfolio. See Note 24 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during 2014. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

[69]

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position at December 31, 2014.

Residential Mortgage-Backed Agencies – Held to Maturity – There were two residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2014. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity – There were no commercial mortgage-backed agencies in an unrealized loss position at December 31, 2014.

Collateralized Mortgage-Obligations – Held to Maturity - There were no collateralized mortgage obligations in an unrealized loss position at December 31, 2014.

Obligations of State and Political Subdivisions – Held to Maturity – No obligations of state and political subdivisions securities have been in an unrealized loss position for less than 12 months at December 31, 2014. There was one obligations of state and political subdivisions security that has been in an unrealized loss position for 12 months or more. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2014.

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

The market for these securities as of December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced in 2008 first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the continued absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2014, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to assist the Corporation with both the evaluations of OTTI and the fair value determinations for our CDO portfolio. Management believes that there were no material differences in the impairment evaluations and pricing between December 31, 2013 and December 31, 2014.

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

[70]

On December 10, 2013, to implement Section 619 of the Dodd-Frank Act, the Treasury, the federal banking regulators including FDIC, and the Securities and Exchange Commission (the “SEC”) adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (i) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (ii) a commodity pool with certain characteristics, and/or (iii) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

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

The bonds do not represent an equity or partnership interest. Under the Volcker Rule, an interest will be an “other similar interest” if it exhibits one or more of seven specified characteristics identified in the Volcker Rule on a current, future, or contingent basis. Based upon review of the legal documents for I-Preferred Term Securities I and I-Preferred Term Securities IV, the Corporation determined that neither of these bonds exhibit any of these seven characteristics. Accordingly, the Corporation determined that neither of these bonds meet the definition of an “ownership interest” as defined in the Volcker Rule and that, therefore, as of December 31, 2014, the Corporation has the current intent and ability to hold these bonds until maturity.

[71]

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Balance of credit-related OTTI at January 1	$13,422	$13,959
Decreases for previously recognized credit-related OTTI because there was an intent to sell	(165)	0
Reduction for increases in cash flows expected to be collected	(674)	(537)
Balance of credit-related OTTI at December 31	$12,583	$13,422

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2014 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
(in thousands)	Cost	Value
Contractual Maturity
Available for sale:
Due in one year or less	$19,524	$19,524
Due after one year through five years	44,629	44,766
Due after five years through ten years	29,145	29,808
Due after ten years	58,654	47,082
	151,952	141,180
Residential mortgage-backed agencies	45,175	45,273
Commercial mortgage-backed agencies	26,007	25,957
Collateralized mortgage obligations	8,611	8,707
	$231,745	$221,117
Held to Maturity:
Due after five years through ten years	$15,474	$15,775
Due after ten years	11,771	11,867
	27,245	27,642
Residential mortgage-backed agencies	58,400	59,008
Commercial mortgage-backed agencies	16,425	16,737
Collateralized mortgage obligations	7,379	7,384
	$109,449	$110,771

At December 31, 2014 and 2013, investment securities with a value of $192 million and $175 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

[72]

7.             Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2014 and December 31, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2014

Individually evaluated for impairment	$11,949	$6,553	$1,861	$4,418	$0	$24,781
Collectively evaluated for impairment	$244,115	$92,748	$91,394	$363,223	$23,730	$815,210
Total loans	$256,064	$99,301	$93,255	$367,641	$23,730	$839,991

December 31, 2013

Individually evaluated for impairment	$11,740	$11,703	$2,299	$7,546	$21	$33,309
Collectively evaluated for impairment	$256,238	$95,547	$57,489	$343,360	$24,297	$776,931
Total loans	$267,978	$107,250	$59,788	$350,906	$24,318	$810,240

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

(in thousands)	2014
Balance at January 1	$9,871
Loans or advances	1,226
Repayments	(1,890)
Balance at December 31	$9,207

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

[73]

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2014 and 2013:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2014
Commercial real estate
Non owner-occupied	$115,276	$10,884	$11,273	$137,433
All other CRE	90,740	8,618	19,273	118,631
Acquisition and development
1-4 family residential construction	12,920	0	790	13,710
All other A&D	72,323	1,356	11,912	85,591
Commercial and industrial	88,579	884	3,792	93,255
Residential mortgage
Residential mortgage - term	280,113	379	10,934	291,426
Residential mortgage – home equity	74,698	90	1,427	76,215
Consumer	23,658	0	72	23,730
Total	$758,307	$22,211	$59,473	$839,991

December 31, 2013
Commercial real estate
Non owner-occupied	$103,556	$9,243	$24,745	$137,544
All other CRE	100,461	8,479	21,494	130,434
Acquisition and development
1-4 family residential construction	8,764	0	4,497	13,261
All other A&D	73,198	1,787	19,004	93,989
Commercial and industrial	55,768	140	3,880	59,788
Residential mortgage
Residential mortgage - term	261,735	752	11,980	274,467
Residential mortgage – home equity	73,901	628	1,910	76,439
Consumer	24,143	5	170	24,318
Total	$701,526	$21,034	$87,680	$810,240

[74]

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of December 31, 2014 and December 31, 2013:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2014
Commercial real estate
Non owner-occupied	$135,994	$104	$183	$0	$287	$1,152	$137,433
All other CRE	112,825	1,196	0	0	1,196	4,610	118,631
Acquisition and development
1-4 family residential construction	13,710	0	0	0	0	0	13,710
All other A&D	81,702	239	40	1	280	3,609	85,591
Commercial and industrial	93,060	0	20	4	24	171	93,255
Residential mortgage
Residential mortgage - term	279,340	8,654	1,350	416	10,420	1,666	291,426
Residential mortgage – home equity	74,913	577	313	69	959	343	76,215
Consumer	23,316	287	88	39	414	0	23,730
Total	$814,860	$11,057	$1,994	$529	$13,580	$11,551	$839,991
December 31, 2013
Commercial real estate
Non owner-occupied	$136,462	$191	$145	$65	$401	$681	$137,544
All other CRE	121,985	1,490	207	0	1,697	6,752	130,434
Acquisition and development
1-4 family residential construction	12,018	0	139	0	139	1,104	13,261
All other A&D	88,071	1,075	33	282	1,390	4,528	93,989
Commercial and industrial	59,320	87	57	133	277	191	59,788
Residential mortgage
Residential mortgage - term	259,239	8,258	2,541	634	11,433	3,795	274,467
Residential mortgage – home equity	74,917	656	439	96	1,191	331	76,439
Consumer	23,802	350	128	24	502	14	24,318
Total	$775,814	$12,107	$3,689	$1,234	$17,030	$17,396	$810,240

Non-accrual loans which have been subject to a partial charge-off totaled $4.6 million as of December 31, 2014, compared to $1.9 million as of December 31, 2013.

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

[75]

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014 and December 31, 2013.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2014

Individually evaluated for impairment	$36	$1,141	$0	$59	$0	$1,236
Collectively evaluated for impairment	$2,388	$2,771	$1,680	$3,803	$187	$10,829
Total ALL	$2,424	$3,912	$1,680	$3,862	$187	$12,065

December 31, 2013

Individually evaluated for impairment	$236	$1,967	$0	$80	$0	$2,283
Collectively evaluated for impairment	$3,816	$2,205	$766	$4,240	$284	$11,311
Total ALL	$4,052	$4,172	$766	$4,320	$284	$13,594

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral method for all of the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located in order to discount an appraisal that was performed between 2004 and 2008. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If management believes that general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

[76]

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2014 and December 31, 2013:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2014
Commercial real estate
Non owner-occupied	$143	$35	$4,353	$4,496	$4,543
All other CRE	0	0	7,453	7,453	7,944
Acquisition and development
1-4 family residential construction	790	105	0	790	836
All other A&D	3,615	1,037	2,148	5,763	9,590
Commercial and industrial	0	0	1,861	1,861	2,723
Residential mortgage
Residential mortgage - term	296	59	3,779	4,075	4,485
Residential mortgage – home equity	0	0	343	343	363
Consumer	0	0	0	0	0
Total impaired loans	$4,844	$1,236	$19,937	$24,781	$30,484

December 31, 2013
Commercial real estate
Non owner-occupied	$257	$59	$922	$1,179	$1,191
All other CRE	1,080	177	9,481	10,561	10,689
Acquisition and development
1-4 family residential construction	2,651	634	7	2,658	2,704
All other A&D	4,037	1,333	5,008	9,045	13,394
Commercial and industrial	0	0	2,299	2,299	2,299
Residential mortgage
Residential mortgage - term	988	80	5,979	6,967	7,372
Residential mortgage – home equity	0	0	579	579	579
Consumer	0	0	21	21	21
Total impaired loans	$9,013	$2,283	$24,296	$33,309	$38,249

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

[77]

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged-off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. In most cases, loans with partial charge-offs remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL.

Activity in the ALL is presented for the years ended December 31, 2014 and December 31, 2013:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$13,594
Charge-offs	(485)	(2,673)	(266)	(847)	(512)	(4,783)
Recoveries	11	133	26	229	342	741
Provision	(1,154)	2,280	1,154	160	73	2,513
ALL balance at December 31, 2014	$2,424	$3,912	$1,680	$3,862	$187	$12,065

ALL balance at January 1, 2013	$5,206	$5,029	$906	$4,507	$399	$16,047
Charge-offs	(233)	(2,200)	(1,066)	(485)	(590)	(4,574)
Recoveries	1,004	100	79	199	359	1,741
Provision	(1,925)	1,243	847	99	116	380
ALL balance at December 31,2013	$4,052	$4,172	$766	$4,320	$284	$13,594

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[78]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2014 and 2013:

	2014			2013

(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$2,411	$71	$0	$3,564	$39	$1,454
All other CRE	9,088	148	67	10,670	314	46
Acquisition and development
1-4 family residential construction	1,510	43	0	2,958	77	0
All other A&D	7,639	161	0	16,700	494	575
Commercial and industrial	2,024	98	2	2,735	112	0
Residential mortgage
Residential mortgage - term	6,056	200	62	5,245	102	11
Residential mortgage – home equity	581	4	4	559	22	1
Consumer	10	0	0	64	0	0
Total	$29,319	$725	$135	$42,495	$1,160	$2,087

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Corporation’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status or to foreclosure. A loan may be removed from being reported as a TDR in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months. Further, a loan that has been removed from TDR reporting status and has been subsequently re-modified at standard market terms, may be removed from impaired status as well.

The volume, type and performance of TDR activity is considered in the assessment of the local economic trend qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

[79]

There were 27 loans totaling $13.7 million and 31 loans totaling $17.9 million that were classified as TDRs at December 31, 2014 and December 31, 2013, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(Dollars in thousands)
For the year ended December 31, 2014
Commercial real estate
Non owner-occupied	0	$0	2	$277	0	$0
All other CRE	0	0	0	0	4	2,627
Acquisition and development
1-4 family residential construction	0	0	0	0	1	790
All other A&D	0	0	0	0	1	1,782
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	2	160	1	233	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	2	$160	3	$510	6	$5,199

For the year ended December 31, 2013
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	2	268	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	1	1,381
Commercial and industrial	0	0	5	669	0	0
Residential mortgage
Residential mortgage – term	4	437	2	636	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	4	$437	9	$1,573	1	$1,381

During the year ended December 31, 2014, there were three new TDRs. In addition, eight existing TDRs which had reached their original modification maturity were re-modified. A $1,822 reduction of the ALL resulted from a change to the impairment evaluation of two loans, from evaluated collectively to being evaluated individually. The remaining new TDR was impaired at the time of modification, resulting in no impact to the ALL as a result of the modification. There was no impact to the recorded investment relating to the transfer of these loans.

During the year ended December 31, 2014, activity relating to payment defaults included three A&D loans totaling $1.6 million that were transferred to other real estate owned (“OREO”) in the fourth quarter; and a $.2 million C&I loan and a $.4 million owner-occupied CRE loan that were transferred to non-accrual in the third quarter. During the year ended December 31, 2013, activity relating to payment defaults included three non-owner occupied CRE loans totaling $2.2 million to the same borrower that were transferred to non-accrual in the third quarter and two non-performing A&D loans totaling $.4 million that were transferred to OREO in the second quarter.

At December 31, 2014 and 2013, additional funds of up to $10,400 and $2.0 million, respectively, were committed to be advanced in connection with TDRs.

[80]

8.            Other Real Estate Owned

The following table presents the components of OREO as of December 31, 2014 and 2013:

(in thousands)	2014	2013
Commercial real estate	$1,772	$5,306
Acquisition and development	9,263	10,509
Residential mortgage	1,897	1,216
Total OREO	$12,932	$17,031

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Balance January 1	$4,047	$2,766
Fair value write-down	920	3,079
Sales of OREO	(1,527)	(1,798)
Balance December 31	$3,440	$4,047

The following table presents the components of OREO expenses, net for the years ended December 31, 2014 and 2013:

(in thousands)	2014	2013
Losses/(gains) on real estate, net	$944	$(205)
Fair value write-down	920	3,079
Expenses, net	789	665
Rental and other income	(335)	(630)
Total OREO expenses, net	$2,318	$2,909

9.             Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2014 and 2013:

(in thousands)	2014	2013
Land	$7,304	$7,304
Land Improvements	1,210	1,174
Premises	25,112	25,183
Furniture and Equipment	16,343	17,333
Capital Lease	534	534
	50,503	51,528
Less accumulated depreciation	(24,874)	(24,623)
Total	$25,629	$26,905

The Corporation recorded depreciation expense of $1.9 million in 2014 and $2.0 million in 2013.

Pursuant to the terms of non-cancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2014, future minimum rent commitments under these leases for future years are as follows: (i) $.8 million for 2015; (ii) $.7 million for 2016; (iii) $.7 million for 2017; (iv) $ .6 million for 2018; (v) $.4 million for 2019; and (vi) $4.2 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total building and land rental expense amounted to $.5 million in 2014 and 2013, respectively.

[81]

10.           Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2014 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

During 2014, shares of First United Corporation’s common stock traded at prices that were below the common stock’s book value and, at December 31, 2014, the sales price was below the common stock’s tangible book value.

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

Significant assumptions used in the above methods include:

•	Net income from our forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 14.15% based on an internally derived cost of equity capital determined using the “build-up” method;
•	A price to tangible book multiple of 1.18x, which was the median multiple of non-assisted transactions for non-assisted commercial bank acquisitions during the 12 months ended September 30, 2014 for selling companies headquartered in the Eastern regional area as compiled by Boenning & Scattergood, Inc.; and
•	A capitalization rate of 8.15% (discount rate of 14.15% adjusted for a conservative growth rate of 6.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 52%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.59x and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2014 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

[82]

The significant components of goodwill at December 31, 2014 and 2013 are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill:	$14,812	$(3,808)	$11,004

11.          Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $145.0 million and $157.5 million at December 31, 2014 and 2013, respectively. At December 31, 2014, $.2 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2014 (in thousands):

2015	$119,976
2016	77,967
2017	39,921
2018	40,076
2019	13,802

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2014, executive officers and directors had approximately $22.2 million in deposits with the Bank.

12.          Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2014 and 2013 with original maturities of less than one year:

(Dollars in thousands)	2014	2013
Securities sold under agreements to repurchase:
Outstanding at end of year	$39,801	$43,676
Weighted average interest rate at year end	0.15%	0.14%
Maximum amount outstanding as of any month end	$53,819	$61,354
Average amount outstanding	$45,702	$47,777
Approximate weighted average rate during the year	0.13%	0.13%

At December 31, 2014, the repurchase agreements were secured by $61.4 million in investment securities.

The following is a summary of long-term borrowings at December 31, 2014 and 2013 with original maturities exceeding one year:

(In thousands)	2014	2013
FHLB advances, bearing fixed interest rates ranging from 1.00% to 3.69% at December 31, 2014	$135,876	$135,942
Junior subordinated debt, bearing variable interest rates ranging from 2.09% to 2.99% at December 31, 2014	35,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2014	10,801	10,801
Total long-term debt	$182,606	$182,672

[83]

At December 31, 2014, the long-term FHLB advances were secured by $181.1 million in loans and $.5 million in investment securities.

The contractual maturities of long-term borrowings at December 31, 2014 and 2013 are as follows:

	2014
	Fixed	Floating		2013
(in thousands)	Rate	Rate	Total	Total
Due in 2014	$0	$0	$0	$0
Due in 2015	30,000	5,000	35,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,677	30,929	77,606	77,672
Total long-term debt	$146,677	$35,929	$182,606	$182,672

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2014, the available line of credit equaled $385 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$153,866
Commercial loans	5,246
Multi-family loans	458
Home equity loans	21,574
Investment securities	445
$181,589

At December 31, 2014, $32.7 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $70 million with various financial institutions and a $26.9 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2014, there were no borrowings under these credit facilities. In addition, there was approximately $49 million of available funding through brokered money market funds at December 31, 2014.

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.99% at December 31, 2014), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

[84]

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (2.99% at December 31, 2014) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points (2.09% at December 31, 2014). The debentures mature in 2015, but became redeemable five years after issuance at First United Corporation’s option.

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

The TPS Debentures issued to each of the Trusts represent the sole assets of that Trust, and payments of the TPS Debentures by First United Corporation are the only sources of cash flow for the Trust. First United Corporation has the right, without triggering a default, to defer interest on all of the TPS Debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. Refer to Note 4 for further details.

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

Holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. In 2014, the Corporation paid $7.9 million in dividends, including all deferred dividends, to holders of the Series A. Preferred Stock. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, First United Corporation may, at its option and after consulting with the Reserve Bank, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred Stock to third-party investors.

15.          Variable Interest Entities

As noted in Note 13, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2014, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings (along with the $5.0 million of stand-alone junior subordinated debentures), and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

[85]

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews. Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were $9.4 million at December 31, 2014 and $9.7 million at December 31, 2013.

Through December 31, 2014, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

Because Liberty Mews is considered to be a VIE, management performed an analysis to determine whether its involvement with Liberty Mews would lead it to determine that it must consolidate Liberty Mews. In performing its analysis, management evaluated the risks creating the variability in Liberty Mews and identified which activities most significantly impact the VIE’s economic performance. Finally, it examined each of the variable interest holders to determine which, if any, of the holders was the primary beneficiary based on their power to direct the most significant activities and their obligation to absorb potentially significant losses of Liberty Mews.

The Bank, as a limited partner, generally has no voting rights. The Bank is not in any way involved in the daily management of Liberty Mews and has no other rights that provide it with the power to direct the activities that most significantly impact Liberty Mews’ economic performance, which are to develop and operate the housing project in such a manner that complies with specific tax credit guidelines. As a limited partner, there is no recourse to the Bank by the creditors of Liberty Mews. The tax credits that result from the Bank’s investment in Liberty Mews are generally subject to recapture should the partnership fail to comply with the applicable government regulations. The Bank has not provided any financial or other support to Liberty Mews beyond its required capital contributions and does not anticipate providing such support in the future. Management currently believes that no material losses are probable as a result of the Bank’s investment in Liberty Mews.

On the basis of management’s analysis, the general partner is deemed to be the primary beneficiary of Liberty Mews. Because the Bank is not the primary beneficiary, Liberty Mews has not been included in the Corporation’s consolidated financial statements.

At December 31, 2014 and December 31, 2013, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2014, the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2014	2013
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,429	$4,980
Maximum exposure to loss	4,429	4,980

[86]

16.          Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013:

	Investment	Investment	Investment
	securities-	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI	all other AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2013	$(10,036)	$(2,966)	$0	$(507)	$(8,262)	$(52)	$(21,823)
Other comprehensive income/(loss) before reclassifications	2,735	(8,279)	0	233	2,871	102	(2,338)
Amounts reclassified from accumulated other comprehensive loss	(322)	(47)	0	0	303	14	(52)
Balance - December 31, 2013	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	4,349	8,712	(2,395)	155	(6,513)	(319)	3,989
Amounts reclassified from accumulated other comprehensive loss	(405)	25	140	0	209	22	(9)
Balance - December 31, 2014	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)

[87]

The following tables present the components of other comprehensive income/(loss) for the years ended December 31, 2014 and 2013:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$7,234	$(2,885)	$4,349
Less: accretable yield recognized in income	674	(269)	405
Net unrealized gains on investments with OTTI	6,560	(2,616)	3,944

Available for sale securities – all other:
Unrealized holding gains	14,501	(5,789)	8,712
Less: losses recognized in income	(41)	16	(25)
Net unrealized gains on all other AFS securities	14,542	(5,805)	8,737

Held to maturity securities:
Unrealized holding losses	(3,984)	1,589	(2,395)
Less: amortization recognized in income	(233)	93	(140)
Net unrealized losses on HTM securities	(3,751)	1,496	(2,255)

Cash flow hedges:
Unrealized holding gains	258	(103)	155

Pension Plan:
Unrealized net actuarial loss	(10,833)	4,320	(6,513)
Less: amortization of unrecognized loss	(374)	149	(225)
Less: amortization of transition asset	39	(16)	23
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(10,486)	4,182	(6,304)

SERP:
Unrealized net actuarial loss	(531)	212	(319)
Less: amortization of unrecognized loss	(17)	7	(10)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(494)	197	(297)
Other comprehensive income	$6,629	$(2,649)	$3,980

[88]

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2013
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$4,626	$(1,891)	$2,735
Less: accretable yield recognized in income	537	(215)	322
Net unrealized gains on investments with OTTI	4,089	(1,676)	2,413

Available for sale securities – all other:
Unrealized holding losses	(13,879)	5,600	(8,279)
Less: gains recognized in income	78	(31)	47
Net unrealized losses on all other AFS securities	(13,957)	5,631	(8,326)

Cash flow hedges:
Unrealized holding gains	392	(159)	233

Pension Plan:
Unrealized net actuarial gain	4,790	(1,919)	2,871
Less: amortization of unrecognized loss	(532)	213	(319)
Less: amortization of transition asset	39	(16)	23
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	5,295	(2,121)	3,174

SERP:
Unrealized net actuarial gain	170	(68)	102
Less: amortization of unrecognized loss	(3)	1	(2)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	193	(77)	116
Other comprehensive loss	$(3,988)	$1,598	$(2,390)

[89]

The following tables present the details of accumulated other comprehensive income components for the years ended December 31, 2014 and 2013:

	Amount Reclassified from Accumulated Other
Details of Accumulated Other Comprehensive Income Components (in thousands)	Comprehensive Income 2014	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$674	Interest income on taxable investment securities
Taxes	(269)	Tax expense
	$405	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Losses on sales	$(41)	Net gains - other
Taxes	16	Tax benefit
	$(25)	Net of tax
Net unrealized losses on held to maturity investment securities:
Amortization	$(233)	Interest income on taxable investment securities
Taxes	93	Tax benefit
	$(140)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(374)	Salaries and employee benefits
Amortization of transition asset	39	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	138	Tax benefit
	$(209)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(17)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	15	Tax benefit
	$(22)	Net of tax

Total reclassifications for the period	$9	Net of tax

[90]

	Amount Reclassified from Accumulated Other
Details of Accumulated Other Comprehensive Income Components (in thousands)	Comprehensive Income 2013	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$537	Interest income on taxable investment securities
Taxes	(215)	Tax expense
	$322	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$78	Net gains - other
Taxes	(31)	Tax expense
	$47	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(532)	Salaries and employee benefits
Amortization of transition asset	39	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	202	Tax benefit
	$(303)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(3)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	9	Tax benefit
	$(14)	Net of tax

Total reclassifications for the period	$52	Net of tax

[91]

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2014 and 2013:

(In thousands)	2014	2013
Current Tax expense:
Federal	$551	$518
State	84	416
	$635	$934
Deferred tax expense:
Federal	$334	$927
State	302	361
	$636	$1,288
Income tax expense for the year	$1,271	$2,222

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(8.2)	(7.3)
Tax-exempt BOLI income	(7.1)	(4.2)
State income tax, net of federal tax benefit	5.2	7.3
Tax credits	(7.1)	(5.6)
Other	0.6	0.4
	18.4%	25.6%

[92]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2014 and 2013 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$4,811	$5,435
Deferred loan fees	58	28
Deferred compensation	800	767
Federal and state tax loss carry forwards	6,069	5,209
AMT and other carry forwards	3,462	2,620
Unrealized loss on investment securities	5,735	12,686
Pension/SERP	2,476	0
Other than temporary impairment on investment securities	5,100	5,449
Other real estate owned	1,388	1,749
Other	1,352	1,191
Total deferred tax assets	31,251	35,134
Valuation allowance	(1,658)	(1,563)
Total deferred tax assets less valuation allowance	29,593	33,571
Deferred tax liabilities:
Amortization of goodwill	(2,495)	(2,171)
Pension/SERP	0	(574)
Depreciation	(831)	(1,207)
Other	(360)	(410)
Total deferred tax liabilities	(3,686)	(4,362)
Net deferred tax assets	$25,907	$29,209

State income tax expense amounted to $.5 million during 2014 and $.8 million during 2013.

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

At December 31, 2014 the Corporation has federal net operating losses (“NOLs”) of approximately $12.0 million and West Virginia NOLs of approximately $5.3 million for which deferred tax assets of $4.2 million and $0.2 million, respectively, have been recorded at December 31, 2014.   The federal and West Virginia NOLs were created in 2010, 2012 and 2014 and will begin expiring in 2030. Based on our evaluation of the four sources of taxable income, Management has determined that a deferred tax valuation allowance for 2014 is not required on the Federal and West Virginia NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse.

The Corporation has Maryland NOL carry-forwards of $34.0 million relating to a Parent Company (First United Corporation) NOL for which a deferred tax asset of $1.7 million has been recorded at December 31, 2014.  There has been and continues to be a full valuation allowance on this NOL based on the fact that it is more likely than not that this deferred tax asset will not be realized because First United Corporation files a separate Maryland income tax return, has recurring tax losses and is not expected to generate sufficient taxable income in the future to utilize the NOL carry-forwards before they expire. The valuation allowance of $1.7 million at December 31, 2014 reflects an increase of $.1 million from the level at December 31, 2013.

[93]

18.	Employee Benefit Plans

First United Corporation sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering the employees who were hired prior to the freeze and others who were grandfathered into the plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment.

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service, after that date. Effective January 1, 2013, the Pension Plan was amended to unfreeze it for those employees for whom the sum of (i) their ages, at their closest birthday, plus (ii) years of service for vesting purposes equals 80 or greater. The “soft freeze” continues to apply to all other plan participants. Pension benefits for these participants will be managed through discretionary contributions to the First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”).

During 2001, the Bank established an unfunded supplemental executive retirement plan (the “SERP”). The SERP is available only to a select group of management or highly compensated employees to provide supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Bank acquired BOLI policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs.

The benefit obligation activity for both the Pension Plan and SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

On January 9, 2015, the Corporation and members of management who do not participate in the SERP entered into participation agreements under the Deferred Compensation Plan, each styled as a SERP Alternative Participation Agreement (the “Participation Agreement”).  Pursuant to each Participation Agreement, the Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Participation Agreement), to make a discretionary contribution to the participant’s Employer Account in an amount equal to 15% of the participant’s base salary level for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  The Participation Agreement provides that the participant will become 100% vested in the amount maintained in his or her Employer Account upon the earliest to occur of the following events: (i) Normal Retirement (as defined in the Participation Agreement); (ii)  Separation from Service (as defined in the Participation Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Participation Agreement); (iii) Separation from Service due to a Disability (as defined in the Participation Agreement); (iv) with respect to a particular award of Employer Contribution Credits, the participant’s completion of two consecutive Years of Service (as defined in the Participation Agreement) immediately following the Plan Year for which such award was made; or (v) death.  Notwithstanding the foregoing, however, a participant will lose entitlement to the amount maintained in his or her Employer Account in the event employment is terminated for Cause (as defined in the Participation Agreement).  In addition, the Participation Agreement conditions entitlement to the amounts held in the Employer Account on the participant’s (a) refraining from engaging in Competitive Employment (as defined in the Participation Agreement) for three years following his Separation from Service, (b) refraining from injurious disclosure of confidential information concerning the Corporation, and (c) remaining available, at the Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his or her Separation from Service (except in the case of death or Disability), except that only item (b) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.

[94]

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP:

	Pension		SERP
(In thousands)	2014	2013	2014	2013
Change in Benefit Obligation
Obligation at the beginning of the year	$28,329	$30,340	$5,084	$4,990
Service cost	258	227	115	113
Interest cost	1,478	1,243	220	250
Change in discount rate and mortality assumptions	7,216	(3,564)	0	0
Actuarial losses/(gains)	3,401	1,286	499	(167)
Benefits paid	(1,334)	(1,203)	(91)	(102)
Obligation at the end of the year	39,348	28,329	5,827	5,084
Change in Plan Assets
Fair value at the beginning of the year	34,848	31,154	0	0
Actual return on plan assets	2,453	4,897	0	0
Employer contribution	3,000	0	91	102
Benefits paid	(1,334)	(1,203)	(91)	(102)
Fair value at the end of the year	38,967	34,848	0	0
(Unfunded)/Funded Status	$(381)	$6,519	$(5,827)	$(5,084)

	Pension		SERP
(in thousands)	2014	2013	2014	2013
Components of Net Pension Cost
Service cost	$258	$227	$115	$113
Interest cost	1,478	1,243	220	250
Expected return on assets	(2,653)	(2,373)	0	0
Amortization of transition asset	(39)	(39)	0	0
Amortization of recognized loss	374	532	(17)	3
Amortization of prior service cost	12	12	20	20
Net pension (income)/expense in employee benefits	$(570)	$(398)	$338	$386

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	4.00%	4.75%	4.00%	5.25%
Discount rate for net pension cost	4.75%	4.00%	0	0
Expected long-term return on assets	7.75%	7.75%	0	0
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	RP-2014	RP-2000	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $35.7 million and $27.2 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation for the SERP was $4.9 million and $4.3 million at December 31, 2014 and 2013, respectively. The impact of the change in the discount rate from 4.75% to 4.00% to the pension benefit obligation was $4.1 million. The impact of the adoption of the new RP-2014 mortality tables was an increase of $3.1 million in actuarial loss. The $3.0 million contribution in the fourth quarter increased the fair value from $34.8 million at December 31, 2013 to $39.0 million at December 31, 2014.

[95]

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

[96]

As of December 31, 2014 and 2013, the value of Pension Plan investments was as follows:

December 31, 2014			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,043	2.7%	$1,043	$0
Fixed income securities:
U.S. Government and Agencies	613	1.6%	0	613
Taxable municipal bonds and notes	2,525	6.5%	0	2,525
Corporate bonds and notes	8,393	21.5%	0	8,393
Preferred stock	478	1.2%	0	478
Fixed income mutual funds	5,049	13.0%	5,049	0
Total fixed income	17,058	43.8%	5,049	12,009
Equities:
Large Cap	15,646	40.1%	15,646	0
Mid Cap	2,743	7.0%	2,743	0
Small Cap	1,305	3.4%	1,305	0
International	1,172	3.0%	1,172	0
Total equities	20,866	53.5%	20,866	0
Total market value	$38,967	100.0%	$26,958	$12,009

December 31, 2013			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$464	1.3%	$464	$0
Fixed income securities:
U.S. Government and Agencies	143	0.4%	0	143
Taxable municipal bonds and notes	1,792	5.2%	0	1,792
Corporate bonds and notes	7,664	22.0%	0	7,664
Preferred stock	562	1.6%	0	562
Fixed income mutual funds	3,171	9.1%	3,171	0
Total fixed income	13,332	38.3%	3,171	10,161
Equities:
Large Cap	15,634	44.9%	15,634	0
Mid Cap	2,489	7.1%	2,489	0
Small Cap	1,373	3.9%	1,373	0
International	1,556	4.5%	1,556	0
Total equities	21,052	60.4%	21,052	0
Total market value	$34,848	100.0%	$24,687	$10,161

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2014, the 25-year average return on pension portfolio assets was 8.04%, exceeding the expected long-term return of 7.75% utilized for 2014. Considering that future equity returns are partially a function of current starting valuations and the general level of interest rates is at a historically low point, one could start to build a case for lower expected returns going forward. However, such a case would be muted, especially in the case of equities, by the fact that global equity returns averaged 5.9% for the period from 2001 through 2014, versus close to a 10% average return for the previous seventy-five years. Additionally, according to a recent Vanguard Global Economics Team white paper, over half of the volatility in expected returns is not explained by current valuations. As potential returns remain widely dispersed and expected returns are based on a time horizon that will likely exceed the timing of current concerns, it is considered appropriate to maintain the forward expected long-term rate of return of 7.75%.

[97]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2014 or 2013.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2015	$1,337	$94
2016	1,429	164
2017	1,473	223
2018	1,552	261
2019	1,660	322
2020-2024	10,077	1,785

First United Corporation funded an annual contribution of $3.0 million to the pension plan in the fourth quarter of 2014. The Corporation will evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2014 and 2013, net of tax, are as follows:

	2014		2013
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss/(gain)	$11,375	$217	$5,088	$(86)
Unrecognized prior service costs	28	16	35	22
Net transition asset	(11)	0	(35)	0
	$11,392	$233	$5,088	$(64)

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$20
Net transition asset	(39)	0
Net actuarial loss	743	49
	$716	$69

19.	401(k) Profit Sharing Plan

In furtherance of the Corporation’s belief that every employee should have the ability to accrue retirement benefits, the Corporation adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to the Corporation and its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. The Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, the Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all Participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, the Corporation accrued a non-elective employer contribution during 2014 for all employees other than employees who participate in the SERP and those employees meeting the age plus service requirement in the Pension Plan equal to; 4.5% of each employee’s salary, hired prior to January 1, 2010; and 4% of each employee’s salary hired since January 1, 2010, which will be paid in the first quarter of 2015. Expense charged to operations for the 401(k) Plan was $1.0 million in 2014 and $.9 million in 2013.

[98]

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

In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the holders of the outstanding shares of Series A Preferred Stock in May 2014 and paying all unpaid dividends that accrued during the suspension period. See Note 13 for additional information about the current state of the deferral.

22.	Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to First United Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10 % of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to First United Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2014, the Bank could have paid additional dividends of $9.4 million to First United Corporation within these limits. Notwithstanding the foregoing, the Bank is subject to an informal agreement with the FDIC and the Maryland Commissioner which requires the Bank to seek the prior approval of these regulators before making any dividend payment to First United Corporation.

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

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2014 and December 31, 2013 is material.

[99]

The following table is a summary of commitments as of December 31, 2014 and 2013:

(In thousands)	2014	2013
Loan commitments	$103,019	$97,709
Commercial letters of credit	877	1,134
Total	$103,896	$98,843

24.	Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2014.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2014, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

[100]

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2014, the Bank owned 17 pooled trust preferred securities with an amortized cost of $37.1 million and a fair value of $25.3 million. The market for these securities at December 31, 2014 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities or any securities, other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2014, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2014 and December 31, 2013.

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

[101]

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014 and 2013, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$25,339	Discounted Cash Flow	Discount Rate	Range of Libor+ 5% to 12%
Cash Flow Hedge	$(199)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$9,122	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$2,511	Market Comparable Properties	Marketability Discount	10% to 15% (1) (weighted avg 11%)

(in thousands)	Fair Value at December 31, 2013	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$17,538	Discounted Cash Flow	Discount Rate	Swap+17%; Range of Libor+ 6% to 18%
Cash Flow Hedge	$(457)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$8,613	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$5,591	Market Comparable Properties	Marketability Discount	5% to 10% (1) (weighted avg 9%)

(1)	Range would include discounts taken since appraisal and estimated values

[102]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2014 and 2013 are as follows:

		Fair Value Measurements at
		December 31, 2014 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$29,596		$29,596
U.S. government agencies	$38,941		$38,941
Residential mortgage-backed agencies	$45,273		$45,273
Commercial mortgage-backed agencies	$25,957		$25,957
Collateralized mortgage obligations	$8,707		$8,707
Obligations of states and political subdivisions	$47,304		$47,304
Collateralized debt obligations	$25,339			$25,339
Financial Derivative	$(199)			$(199)
Non-recurring:
Impaired loans	$9,122			$9,122
Other real estate owned	$2,511			$2,511

		Fair Value Measurements at
		December 31, 2013 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$92,035		$92,035
Residential mortgage-backed agencies	$112,444		$112,444
Commercial mortgage-backed agencies	$29,905		$29,905
Collateralized mortgage obligations	$29,390		$29,390
Obligations of states and political subdivisions	$55,277		$55,277
Collateralized debt obligations	$17,538			$17,538
Financial Derivative	$(457)			$(457)
Non-recurring:
Impaired loans	$8,613			$8,613
Other real estate owned	$5,591			$5,591

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2014 or December 31, 2013.

[103]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2014 and 2013:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive income	7,801	258
Ending balance December 31, 2014	$25,339	$(199)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

Gains and losses (realized and unrealized) included in earnings for the periods above are reported in the Consolidated Statement of Income in other operating income.

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

[104]

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

[105]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2014		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$27,554	$27,554	$27,554
Interest bearing deposits in banks	7,897	7,897	7,897
Investment securities - AFS	221,117	221,117		$195,778	$25,339
Investment securities - HTM	109,449	110,771		108,163	2,608
Restricted Bank stock	7,524	7,524		7,524
Loans, net	827,926	830,904			830,904
Accrued interest receivable	4,152	4,152		4,152

Financial Liabilities:
Deposits – non-maturity	689,581	689,581		689,581
Deposits – time deposits	291,742	296,713		296,713
Short-term borrowed funds	39,801	39,801		39,801
Long-term borrowed funds	182,606	187,143		187,143
Accrued interest payable	882	882		882
Financial derivative	199	199			199
Off balance sheet financial instruments	0	0	0

[106]

	December 31, 2013		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$32,895	$32,895	$32,895
Interest bearing deposits in banks	10,168	10,168	10,168
Investment securities - AFS	336,589	336,589		$319,051	$17,538
Investment securities - HTM	3,900	3,590			3,590
Restricted Bank stock	7,913	7,913		7,913
Loans, net	796,646	799,937			799,937
Accrued interest receivable	4,342	4,342		4,342

Financial Liabilities:
Deposits – non-maturity	650,761	650,761		650,761
Deposits – time deposits	326,642	333,256		333,256
Short-term borrowed funds	43,676	43,676		43,676
Long-term borrowed funds	182,672	189,135		189,135
Accrued interest payable	7,647	7,647		7,647
Financial derivative	457	457			457
Off balance sheet financial instruments	0	0	0

25.	Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2014, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5.0 million contract matures on June 17, 2016. The fair value of the interest rate swap contracts was ($199) thousand and ($457) thousand at December 31, 2014 and December 31, 2013, respectively, and was reported in Other Liabilities on the Consolidated Statements of Financial Condition. Cash in the amount of $850 thousand and $1.4 million was posted as collateral as of December 31, 2014 and December 31, 2013, respectively.

For the year ended December 31, 2014, the Corporation recorded an increase in the value of the derivatives of $258 thousand and the related deferred tax benefit of $103 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the year ended December 31, 2014. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and we believe that the credit risk inherent in these contracts is not significant as of December 31, 2014.

[107]

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2014 and December 31, 2013.

Derivative in Cash Flow

Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2014	$155	$0	$0
December 31, 2013	$233	$0	$0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

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

[108]

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2014 and December 31, 2013.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2014
Interest Rate Swap Agreements	$199	$0	$199	$(199)	$0	$0

Repurchase Agreements	$39,801	$0	$39,801	$(39,801)	$0	$0
December 31, 2013
Interest Rate Swap Agreements	$457	$0	$457	$(457)	$0	$0

Repurchase Agreements	$43,676	$0	$43,676	$(43,676)	$0	$0

27.	Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2014	2013
Assets
Cash	$1,036	$3,025
Investment in bank subsidiary	150,209	152,254
Investment in non-bank subsidiaries	1,255	4,036
Other assets	5,872	4,031
Total Assets	$158,372	$163,346

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$2,643	$14,733
Dividends payable	0	0
Junior subordinated debt	46,730	46,730
Shareholder’s equity	108,999	101,883
Total Liabilities and Shareholder’s Equity	$158,372	$163,346

[109]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2014	2013
Income:
Dividend income from bank subsidiary	$10,972	$0
Other income	240	469
Total Income	11,212	469

Expenses:
Interest expense	2,492	2,881
Other expenses	354	513
Total Expenses	2,846	3,394

Income/(loss) before income taxes and equity in undistributed
net loss of subsidiaries	8,366	(2,925)
Applicable income tax benefit	3,120	1,002
Net income/(loss) before equity in undistributed net loss of subsidiaries	11,486	(1,923)

Equity in undistributed net (loss)/income of subsidiaries:
Bank	(5,870)	8,424
Non-bank	(19)	(26)
Net Income	$5,597	$6,475

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2014	2013
Net Income	$5,597	$6,475

Unrealized gains on cash flow hedges, net of tax	155	233

Other comprehensive income, net of tax	155	233

Comprehensive income	$5,752	$6,708

[110]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2014	2013
Operating Activities
Net Income	$5,597	$6,475
Adjustments to reconcile net income to net cash (used in)/ provided by operating activities:
Equity in undistributed net income of subsidiaries	5,889	(8,398)
Increase in other assets	(1,686)	(993)
(Decrease)/increase in accrued interest payable and other liabilities	(12,089)	4,047
Stock Compensation	134	88
Net cash (used in)/provided by operating activities	(2,155)	1,219

Investing Activities
Net investment in subsidiaries	2,761	1,066
Net cash provided by investing activities	2,761	1,066

Financing Activities
Dividends – common stock	0	0
Dividends – preferred stock paid	0	0
Dividends - preferred stock paid	(2,595)	(1,709)
Proceeds from issuance of common stock	0	0
Proceeds from long-term borrowings	0	0
Net cash used in financing activities	(2,595)	(1,709)
(Decrease)increase in cash and cash equivalents	(1,989)	576
Cash and cash equivalents at beginning of year	3,025	2,449
Cash and cash equivalents at end of year	$1,036	$3,025

Accumulated Other Comprehensive Income

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the period ended December 31, 2014
Cash flow hedges:
Unrealized holding gains	$258	$(103)	$155

Other comprehensive income	$258	$(103)	$155

For the period ended December 31, 2013
Cash flow hedges:
Unrealized holding gains	$392	$(159)	$233

Other comprehensive income	$392	$(159)	$233

[111]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2014 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2014, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2014. Management’s report on the Corporation’s internal control over financial reporting is included on the following page. The Corporation is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

[112]

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2014, First United Corporation’s internal control over financial reporting is effective.

Dated: March 9, 2015

/s/ William B. Grant	/s/ Carissa L. Rodeheaver
William B. Grant, Esq., CFP	Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board and	President and
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

[113]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Director Compensation” and “Remuneration of Executive Officers”.

[114]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	100,806	(1)
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	100,806

Note:

(1)	In addition to stock options and stock appreciation rights, the Omnibus Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

All other information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Audit Fees and Services”.

[115]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2014 and 2013

Consolidated Statement of Income for the years ended December 31, 2014 and 2013

Consolidated Statement of Comprehensive Income for the years ended December 31, 2014 and 2013

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statement of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements for the years ended December 31, 2014 and 2013

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

FIRST UNITED CORPORATION

Dated: March 9, 2015	By:	/s/ William B. Grant
William B. Grant, Esq., CFP
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

[116]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ William B. Grant	/s/ John F. Barr
William B. Grant – Director and Chief Executive Officer,	John F. Barr - Director
(Principal Executive Officer)	March 9, 2015
March 9, 2015

/s/ Brian R. Boal	/s/ M. Kathryn Burkey
Brian R. Boal - Director	M. Kathryn Burkey - Director
March 9, 2015	March 9, 2015

/s/ Robert W. Kurtz	/s/ John W. McCullough
Robert W. Kurtz – Director	John W. McCullough – Director
March 9, 2015	March 9, 2015

/s/ Elaine L. McDonald	/s/ Donald E. Moran
Elaine L. McDonald - Director	Donald E. Moran – Director
March 9, 2015	March 9, 2015

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Financial Officer	March 9, 2015
(Principal Accounting Officer)
March 9, 2015

/s/ I. Robert Rudy	/s/ Marissa A. Shockley
I. Robert Rudy - Director	Marissa A. Shockley - Director
March 9, 2015	March 9, 2015

/s/ Richard G. Stanton	/s/ Robert G. Stuck
Richard G. Stanton – Director	Robert G. Stuck - Director
March 9, 2015	March 9, 2015

/s/ H. Andrew Walls III
Andrew Walls III – Director
March 9, 2015

[117]

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C to Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B to Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A to Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and William B. Grant (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and executive officers other than William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

[118]

10.7	Change in Control Severance Plan Agreement, dated as of February 14, 2007, with William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.8	First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with William B. Grant (incorporated by reference to Exhibit 10.8 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.9	Form of Change in Control Severance Plan Agreement, dated as of February 14, 2007, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.10	Form of First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.10 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.11	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to First United Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.12	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.13	Restricted Stock Agreement for William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.14	Form of Restricted Stock Agreement for Executive Officers other than the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.15	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

21	Subsidiaries of First United Corporation (incorporated by reference to the identification of subsidiaries contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “General”)

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

99.1	Certifications of Principal Executive Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

99.2	Certifications of Principal Accounting Officer pursuant to 31 C.F.R. § 30.15 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

[119]