Form 10-Q
period 2015-03-31
FIRST UNITED CORP/MD/
filed 2015-05-12
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,238,598 shares of common stock, par value $.01 per share, as of April 30, 2015.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$37,276	$27,554
Interest bearing deposits in banks	7,949	7,897
Cash and cash equivalents	45,225	35,451
Investment securities – available-for-sale (at fair value)	227,795	221,117
Investment securities – held to maturity (fair value $111,320 at March 31, 2015 and $110,771 at December 31, 2014)	109,040	109,449
Restricted investment in bank stock, at cost	7,138	7,524
Loans	836,450	839,991
Allowance for loan losses	(11,751)	(12,065)
Net loans	824,699	827,926
Premises and equipment, net	25,354	25,629
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	33,771	33,504
Deferred tax assets	26,224	25,907
Other real estate owned	12,481	12,932
Accrued interest receivable and other assets	18,754	21,853
Total Assets	$1,341,485	$1,332,296

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$205,739	$201,188
Interest bearing deposits	793,407	780,135
Total deposits	999,146	981,323

Short-term borrowings	34,576	39,801
Long-term borrowings	177,589	182,606
Accrued interest payable and other liabilities	18,173	19,567
Total Liabilities	1,229,484	1,223,297

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on March 31, 2015 and December 31, 2014	30,000	30,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,239 shares at March 31, 2015 and 6,228 at December 31, 2014	62	62
Surplus	21,844	21,795
Retained earnings	78,068	77,375
Accumulated other comprehensive loss	(17,973)	(20,233)
Total Shareholders’ Equity	112,001	108,999
Total Liabilities and Shareholders’ Equity	$1,341,485	$1,332,296

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Interest income
Interest and fees on loans	$9,129	$9,338
Interest on investment securities
Taxable	1,861	1,914
Exempt from federal income tax	345	411
Total investment income	2,206	2,325
Other	88	91
Total interest income	11,423	11,754
Interest expense
Interest on deposits	1,041	1,167
Interest on short-term borrowings	14	14
Interest on long-term borrowings	1,474	1,654
Total interest expense	2,529	2,835
Net interest income	8,894	8,919
Provision for loan losses	74	364
Net interest income after provision for loan losses	8,820	8,555
Other operating income
Changes in fair value on impaired securities	2,611	4,389
Portion of gain recognized in other comprehensive income (before taxes)	(2,611)	(4,389)
Net securities impairment losses recognized in operations	0	0
Net losses – other	(97)	(63)
Total net losses	(97)	(63)
Service charges	650	709
Trust department	1,381	1,252
Debit card income	498	457
Bank owned life insurance	267	243
Brokerage commissions	236	205
Other	108	174
Total other income	3,140	3,040
Total other operating income	3,043	2,977
Other operating expenses
Salaries and employee benefits	4,982	4,685
FDIC premiums	459	391
Equipment	618	655
Occupancy	636	655
Data processing	837	782
Other real estate owned	632	457
Other	1,872	2,135
Total other operating expenses	10,036	9,760
Income before income tax expense	1,827	1,772
Provision for income tax expense	459	414
Net Income	1,368	1,358
Accumulated preferred stock dividends and discount accretion	(675)	(447)
Net Income Available to Common Shareholders	$693	$911
Basic and diluted net income per common share	$0.11	$0.15
Weighted average number of basic and diluted shares outstanding	6,237	6,211

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$1,368	$1,358

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	1,570	2,634

Net unrealized gains on all other AFS securities	679	3,036

Net unrealized gains on HTM securities	70	0

Net unrealized gains on cash flow hedges	21	55

Net unrealized losses on pension	(90)	(127)

Net unrealized gains on SERP	10	1

Other comprehensive income, net of tax	2,260	5,599

Comprehensive income	$3,628	$6,957

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2014	$29,994	$62	$21,661	$74,379	$(24,213)	$101,883

Net income				5,597		5,597
Other comprehensive income					3,980	3,980
Stock based compensation			134			134
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(2,595)		(2,595)

Balance at December 31, 2014	30,000	62	21,795	77,375	(20,233)	108,999

Net income				1,368		1,368
Other comprehensive income					2,260	2,260
Stock based compensation			49			49
Preferred stock dividends paid				(675)		(675)

Balance at March 31, 2015	$30,000	$62	$21,844	$78,068	$(17,973)	$112,001

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Operating activities
Net income	$1,368	$1,358
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for loan losses	74	364
Depreciation	438	505
Stock compensation	49	23
Gain on sales of other real estate owned	(27)	(25)
Write-downs of other real estate owned	506	371
Gain on loan sales	(2)	(8)
Loss on disposal of fixed assets	2	3
Net amortization of investment securities discounts and premiums- AFS	142	34
Loss on sales of investment securities – available-for-sale	97	68
Amortization of deferred loan fees	(86)	(75)
Decrease in accrued interest receivable and other assets	3,099	1,810
Decrease in deferred tax benefit	(1,699)	(168)
Decrease in accrued interest payable and other liabilities	(1,492)	(8,457)
Earnings on bank owned life insurance	(267)	(243)
Net cash provided by/(used in) operating activities	2,202	(4,440)

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	9,295	14,283
Proceeds from maturities/calls of investment securities held-to-maturity	1,669	1,040
Proceeds from sales of investment securities available-for-sale	15,091	8,585
Purchases of investment securities available-for-sale	(27,563)	(38,399)
Purchases of investment securities held-to-maturity	(1,260)	0
Proceeds from sales of other real estate owned	512	1,583
Proceeds from loan sales	785	849
Net decrease in FHLB stock	386	384
Net decrease/(increase) in loans	1,916	(6,460)
Purchases of premises and equipment	(165)	(231)
Net cash provided by/(used in) investing activities	666	(18,366)

Financing activities
Net decrease in deposits	17,823	23,626
Preferred stock dividends paid	(675)	0
Net decrease in short-term borrowings	(5,225)	(59)
Payments on long-term borrowings	(5,017)	(16)
Net cash provided by financing activities	6,906	23,551
Increase in cash and cash equivalents	9,774	745
Cash and cash equivalents at beginning of the year	35,451	43,063
Cash and cash equivalents at end of period	$45,225	$43,808

Supplemental information
Interest paid	$2,551	$9,582
Non-cash investing activities:
Transfers from loans to other real estate owned	$540	$511

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2015 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2015 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

The following tables set forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,368			$1,358
Preferred stock dividends	(675)			(441)
Discount accretion on preferred stock	0			(6)
Net income available to common shareholders	$693	6,237	$0.11	$911	6,211	$0.15

Note 3 – Net Losses

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net losses – other:
Available-for-sale securities:
Realized gains	$16	$95
Realized losses	(113)	(163)
Gain on sale of consumer loans	2	8
Loss on disposal of fixed assets	(2)	(3)
Net losses – other	$(97)	$(63)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	March 31,	December 31,
(in thousands)	2015	2014
Cash and due from banks, weighted average interest rate of 0.07% (at March 31, 2015)	$37,276	$27,554

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of March 31, 2015 and December 31, 2014, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), and Merchants and Traders (“M&T”).

	March 31,	December 31,
(in thousands)	2015	2014
FHLB daily investments, interest rate of 0.005% (at March 31, 2015)	$1,033	$983
FTN daily investments, interest rate of 0.12% (at March 31, 2015)	850	850
M&T daily investments, interest rate of 0.15% (at March 31, 2015)	6,066	6,064
	$7,949	$7,897

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2015 and December 31, 2014:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
March 31, 2015
Available for Sale:
U.S. treasuries	$27,083	$14	$0	$27,097	$0
U.S. government agencies	44,067	226	75	44,218	0
Residential mortgage-backed agencies	28,774	478	244	29,008	0
Commercial mortgage-backed agencies	36,636	439	29	37,046	0
Collateralized mortgage obligations	14,028	161	0	14,189	0
Obligations of states and political subdivisions	46,696	1,365	215	47,846	0
Collateralized debt obligations	37,399	2,663	11,671	28,391	3,532
Total available for sale	$234,683	$5,346	$12,234	$227,795	$3,532
Held to Maturity:
U.S. government agencies	$24,566	$911	$0	$25,477	$0
Residential mortgage-backed agencies	58,427	958	34	59,351	0
Commercial mortgage-backed agencies	16,331	559	0	16,890	0
Collateralized mortgage obligations	6,991	83	0	7,074	0
Obligations of states and political subdivisions	2,725	0	197	2,528	0
Total held to maturity	$109,040	$2,511	$231	$111,320	$0
December 31, 2014
Available for Sale:
U.S. treasuries	$29,607	$0	$11	$29,596	$0
U.S. government agencies	39,077	117	253	38,941	0
Residential mortgage-backed agencies	45,175	510	412	45,273	0
Commercial mortgage-backed agencies	26,007	53	103	25,957	0
Collateralized mortgage obligations	8,611	96	0	8,707	0
Obligations of states and political subdivisions	46,151	1,413	260	47,304	0
Collateralized debt obligations	37,117	1,155	12,933	25,339	6,143
Total available for sale	$231,745	$3,344	$13,972	$221,117	$6,143
Held to Maturity:
U.S. government agencies	$24,520	$514	$0	$25,034	$0
Residential mortgage-backed agencies	58,400	613	5	59,008	0
Commercial mortgage-backed agencies	16,425	312	0	16,737	0
Collateralized mortgage obligations	7,379	5	0	7,384	0
Obligations of states and political subdivisions	2,725	0	117	2,608	0
Total held to maturity	$109,449	$1,444	$122	$110,771	$0

Proceeds from sales of securities and the realized gains and losses are as follows:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Proceeds	$15,091	$8,585
Realized gains	16	95
Realized losses	113	163

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Available for Sale:
U.S. treasuries	$0	$0	$0	$0
U.S. government agencies	0	0	9,925	75
Residential mortgage-backed agencies	0	0	8,464	244
Commercial mortgage-backed agencies	5,841	29	0	0
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	4,207	58	5,264	157
Collateralized debt obligations	0	0	21,730	11,671
Total available for sale	$10,048	$87	$45,383	$12,147
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	5,061	34	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	2,528	197
Total held to maturity	$5,061	$34	$2,528	$197
December 31, 2014
Available for Sale:
U.S. treasuries	$27,096	$11	$0	$0
U.S. government agencies	0	$0	$18,819	$253
Residential mortgage-backed agencies	0	0	17,918	412
Commercial mortgage-backed agencies	12,298	97	973	6
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	8,981	260
Collateralized debt obligations	0	0	20,290	12,933
Total available for sale	$39,394	$108	$66,981	$13,864
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	3,850	5	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	2,608	117
Total held to maturity	$3,850	$5	$2,608	$117

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2014 and March 31, 2015.

U.S. Government Treasuries – Available for Sale – There were no securities issued by the U.S. Treasury in the Available for Sale portfolio as of March 31, 2015 in a loss position.

U.S. Government Agencies – Available for Sale – There were no U.S. government agencies in an unrealized loss position for less than 12 months as of March 31, 2015. There was one U.S. government agency in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2015.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of March 31, 2015. There was one residential mortgage-backed agency security in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2015.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of March 31, 2015. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Collateralized Mortgage-Obligations – Available for Sale – There were no collateralized mortgage obligations in the Available for Sale portfolio as of March 31, 2015 in a loss position.

Obligations of State and Political Subdivisions – Available for Sale – There were four obligations of state and political subdivisions securities that have been in an unrealized loss position for less than 12 months at March 31, 2015. There was one security that had been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Collateralized Debt Obligations – Available for Sale - The $11.7 million in unrealized losses greater than 12 months at March 31, 2015 relates to 14 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2015. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no securities issued by government agencies in the Held to Maturity portfolio as of March 31, 2015 in a loss position.

Residential Mortgage-Backed Agencies – Held to Maturity - Three residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2015. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no commercial mortgage-backed agencies in the Held to Maturity portfolio as of March 31, 2015 in a loss position.

Collateralized Mortgage-Obligations – Held to Maturity – There were no collateralized mortgage obligations in the Held to Maturity portfolio as of March 31, 2015 in a loss position.

Obligations of State and Political Subdivisions – Held to Maturity – No obligations of state and political subdivisions securities have been in an unrealized loss position for less than 12 months at March 31, 2015. There was one obligation of state and political subdivisions security that has been in an unrealized loss position for 12 months or more. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2015.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Balance of credit-related OTTI at January 1	$12,583	$13,422
Reduction for increases in cash flows expected to be collected	(167)	(160)
Balance of credit-related OTTI at March 31	$12,416	$13,262

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2015 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$17,012	$17,013
Due after one year through five years	53,265	53,558
Due after five years through ten years	25,026	25,825
Due after ten years	59,942	51,156
	155,245	147,552
Residential mortgage-backed agencies	28,774	29,008
Commercial mortgage-backed agencies	36,636	37,046
Collateralized mortgage obligations	14,028	14,189
	$234,683	$227,795
Held to Maturity:
Due after five years through ten years	$15,506	$16,106
Due after ten years	11,785	11,899
	27,291	28,005
Residential mortgage-backed agencies	58,427	59,351
Commercial mortgage-backed agencies	16,331	16,890
Collateralized mortgage obligations	6,991	7,074
	$109,040	$111,320

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2015.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the three months ended March 31, 2015, dividends of $79,157 were recognized in earnings. For the comparable period of 2014, dividends of $72,998 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of March 31, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2015
Individually evaluated for impairment	$10,726	$6,088	$1,516	$4,516	$13	$22,859
Collectively evaluated for impairment	$241,546	$93,325	$92,700	$362,221	$23,799	$813,591
Total loans	$252,272	$99,413	$94,216	$366,737	$23,812	$836,450

December 31, 2014
Individually evaluated for impairment	$11,949	$6,553	$1,861	$4,418	$0	$24,781
Collectively evaluated for impairment	$244,115	$92,748	$91,394	$363,223	$23,730	$815,210
Total loans	$256,064	$99,301	$93,255	$367,641	$23,730	$839,991

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay a loan as agreed, the Bank has a structured loan rating process with several layers of internal and external oversight. Generally, consumer and residential mortgage loans are included in the Pass categories unless a specific action, such as bankruptcy, repossession, or death occurs to raise awareness of a possible credit event. The Bank’s Commercial Loan Officers are responsible for the timely and accurate risk rating of the loans in the commercial segments at origination and on an ongoing basis. The Bank’s experienced Credit Quality and Loan Review Department performs an annual review of all commercial relationships of $500,000 or greater. Confirmation of the appropriate risk grade is included as part of the review process on an ongoing basis. The Credit Quality and Loan Review Department continually reviews and assesses loans within the portfolio. In addition, the Bank engages an external consultant to conduct loan reviews on at least an annual basis. Generally, the external consultant reviews commercial relationships greater than $1,000,000 and/or criticized non-consumer loans greater than $500,000. Detailed reviews, including plans for resolution, are performed on loans classified as Substandard on a quarterly basis. Loans in the Special Mention and Substandard categories that are collectively evaluated for impairment are given separate consideration in the determination of the allowance.

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of March 31, 2015 and December 31, 2014:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2015
Commercial real estate
Non owner-occupied	$110,491	$13,118	$10,050	$133,659
All other CRE	89,339	9,486	19,788	118,613
Acquisition and development
1-4 family residential construction	14,664	0	790	15,454
All other A&D	69,225	3,241	11,493	83,959
Commercial and industrial	89,494	620	4,102	94,216
Residential mortgage
Residential mortgage - term	279,724	323	10,888	290,935
Residential mortgage - home equity	74,206	50	1,546	75,802
Consumer	23,741	0	71	23,812
Total	$750,884	$26,838	$58,728	$836,450

December 31, 2014
Commercial real estate
Non owner-occupied	$115,276	$10,884	$11,273	$137,433
All other CRE	90,740	8,618	19,273	118,631
Acquisition and development
1-4 family residential construction	12,920	0	790	13,710
All other A&D	72,323	1,356	11,912	85,591
Commercial and industrial	88,579	884	3,792	93,255
Residential mortgage
Residential mortgage - term	280,113	379	10,934	291,426
Residential mortgage - home equity	74,698	90	1,427	76,215
Consumer	23,658	0	72	23,730
Total	$758,307	$22,211	$59,473	$839,991

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of March 31, 2015 and December 31, 2014:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2015
Commercial real estate
Non owner-occupied	$131,635	$1,472	$64	$0	$1,536	$488	$133,659
All other CRE	109,328	4,855	66	0	4,921	4,364	118,613
Acquisition and development
1-4 family residential construction	15,454	0	0	0	0	0	15,454
All other A&D	80,256	609	0	1	610	3,093	83,959
Commercial and industrial	94,027	0	0	19	19	170	94,216
Residential mortgage
Residential mortgage - term	281,928	7,211	217	87	7,515	1,492	290,935
Residential mortgage - home equity	74,270	986	74	61	1,121	411	75,802
Consumer	23,594	139	45	21	205	13	23,812
Total	$810,492	$15,272	$466	$189	$15,927	$10,031	$836,450

December 31, 2014
Commercial real estate
Non owner-occupied	$135,994	$104	$183	$0	$287	$1,152	$137,433
All other CRE	112,825	1,196	0	0	1,196	4,610	118,631
Acquisition and development
1-4 family residential construction	13,710	0	0	0	0	0	13,710
All other A&D	81,702	239	40	1	280	3,609	85,591
Commercial and industrial	93,060	0	20	4	24	171	93,255
Residential mortgage
Residential mortgage - term	279,340	8,654	1,350	416	10,420	1,666	291,426
Residential mortgage - home equity	74,913	577	313	69	959	343	76,215
Consumer	23,316	287	88	39	414	0	23,730
Total	$814,860	$11,057	$1,994	$529	$13,580	$11,551	$839,991

Non-accrual loans which have been subject to a partial charge-off totaled $5.4 million as of March 31, 2015, compared to $4.6 million as of December 31, 2014. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $1.6 million at March 31, 2015 and $1.9 million at December 31, 2014.

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

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2015
Individually evaluated for impairment	$33	$730	$0	$62	$0	$825
Collectively evaluated for impairment	$2,543	$2,962	$1,477	$3,728	$216	$10,926
Total ALL	$2,576	$3,692	$1,477	$3,790	$216	$11,751

December 31, 2014
Individually evaluated for impairment	$36	$1,141	$0	$59	$0	$1,236
Collectively evaluated for impairment	$2,388	$2,771	$1,680	$3,803	$187	$10,829
Total ALL	$2,424	$3,912	$1,680	$3,862	$187	$12,065

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2015 and December 31, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2015
Commercial real estate
Non owner-occupied	$141	$33	$3,406	$3,547	$3,844
All other CRE	0	0	7,179	7,179	7,670
Acquisition and development
1-4 family residential construction	790	130	0	790	836
All other A&D	2,069	600	3,229	5,298	9,240
Commercial and industrial	0	0	1,516	1,516	2,378
Residential mortgage
Residential mortgage - term	290	62	3,815	4,105	4,471
Residential mortgage – home equity	0	0	411	411	432
Consumer	0	0	13	13	13
Total impaired loans	$3,290	$825	$19,569	$22,859	$28,884

December 31, 2014
Commercial real estate
Non owner-occupied	$143	$35	$4,353	$4,496	$4,543
All other CRE	0	0	7,453	7,453	7,944
Acquisition and development
1-4 family residential construction	790	105	0	790	836
All other A&D	3,615	1,037	2,148	5,763	9,590
Commercial and industrial	0	0	1,861	1,861	2,723
Residential mortgage
Residential mortgage - term	296	59	3,779	4,075	4,485
Residential mortgage – home equity	0	0	343	343	363
Consumer	0	0	0	0	0
Total impaired loans	$4,844	$1,236	$19,937	$24,781	$30,484

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

Activity in the ALL is presented for the three-month periods ended March 31, 2015 and March 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$12,065
Charge-offs	(287)	(231)	0	37	(96)	(577)
Recoveries	3	15	7	105	59	189
Provision	436	(4)	(210)	(214)	66	74
ALL balance at March 31, 2015	$2,576	$3,692	$1,477	$3,790	$216	$11,751

ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$13,594
Charge-offs	(21)	(819)	(152)	(468)	(179)	(1,639)
Recoveries	10	12	3	49	179	253
Provision	(642)	531	453	61	(39)	364
ALL balance at March 31, 2014	$3,399	$3,896	$1,070	$3,962	$245	$12,572

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

The following table presents the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,022	$40	$0	$1,189	$7	$0
All other CRE	7,316	27	1	10,489	41	1
Acquisition and development
1-4 family residential construction	790	9	0	2,365	14	0
All other A&D	5,530	32	0	8,677	61	0
Commercial and industrial	1,689	23	0	2,226	26	2
Residential mortgage
Residential mortgage - term	4,091	40	0	6,879	54	9
Residential mortgage – home equity	377	0	0	683	3	1
Consumer	13	0	0	11	0	0
Total	$23,828	$171	$1	$32,519	$206	$13

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

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended March 31, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	1	$136
All other CRE	0	0	0	0	5	3,847
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	3	372	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	2	599	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	6	$4,068	7	$4,099

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three Months Ended March 31, 2014
Commercial real estate
Non owner-occupied	0	$0	2	$277	0	$0
All other CRE	0	0	0	0	1	454
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	90	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$90	2	$277	1	$454

During the three months ended March 31, 2015, there were five new TDRs. In addition, eight existing TDRs which had reached their original modification maturity were re-modified. The new TDRs were impaired at the time of modification, resulting in no impact to the ALL as a result of the modifications and there was no impact to the recorded investment relating to the transfer of these loans.

During the three months ended March 31, 2015, there were no payment defaults.

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

During the three months ended March 31, 2014, one A&D loan totaling $1.4 million that was modified as TDR within the previous 12 months was transferred to non-accrual, and is considered a payment default.

Note 8 - Other Real Estate Owned

The following table presents the components of Other Real Estate Owned (“OREO”) as of March 31, 2015 and December 31, 2014:

(in thousands)	March 31, 2015	December 31, 2014
Commercial real estate	$1,956	$1,772
Acquisition and development	8,722	9,263
Residential mortgage	1,803	1,897
Total OREO	$12,481	$12,932

The following table presents the activity in the OREO valuation allowance for the three-month periods ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Balance January 1	$3,440	$4,047
Fair value write-down	506	371
Sales of OREO	(181)	(748)
Balance at end of period	$3,765	$3,670

The following table presents the components of OREO expenses, net for the three-month periods ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
(in thousands)	2015	2014
Gains on real estate, net	$(27)	$(25)
Fair value write-down, net	506	371
Expenses, net	207	188
Rental and other income	(54)	(77)
Total OREO expense, net	$632	$457

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2015 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of March 31, 2015, the U.S. Treasuries, U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2015, the Corporation owned 17 pooled trust preferred securities with an amortized cost of $37.4 million and a fair value of $28.4 million. The market for these securities at March 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2015, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between March 31, 2015 and December 31, 2014.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$28,391	Discounted Cash Flow	Discount Rate	Range of Libor+ 5.50% to 10.50%

Cash Flow Hedge	$(164)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$7,782	Market Comparable Properties	Marketability Discount	10% -15% (1) (weighted avg 12.7%)

Other Real Estate Owned	$1,586	Market Comparable Properties	Marketability Discount	10% -15% (1) (weighted avg 14.2%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2015 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	3/31/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$27,097		$27,097
U.S. government agencies	$44,218		$44,218
Residential mortgage-backed agencies	$29,008		$29,008
Commercial mortgage-backed agencies	$37,046		$37,046
Collateralized mortgage obligations	$14,189		$14,189
Obligations of states and political subdivisions	$47,846		$47,846
Collateralized debt obligations	$28,391			$28,391
Financial Derivative	$(164)			$(164)
Non-recurring:
Impaired loans	$7,782			$7,782
Other real estate owned	$1,586			$1,586

		Fair Value Measurements at December 31, 2014 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$29,596		$29,596
U.S. government agencies	$38,941		$38,941
Residential mortgage-backed agencies	$45,273		$45,273
Commercial mortgage-backed agencies	$25,957		$25,957
Collateralized mortgage obligations	$8,707		$8,707
Obligations of states and political subdivisions	$47,304		$47,304
Collateralized debt obligations	$25,339			$25,339
Financial Derivative	$(199)			$(199)
Non-recurring:
Impaired loans	$9,122			$9,122
Other real estate owned	$2,511			$2,511

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2015 and 2014.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains realized/unrealized:
Included in other comprehensive income	3,052	35
Ending balance March 31, 2015	$28,391	$(164)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains realized/unrealized:
Included in other comprehensive income	5,555	92
Ending balance March 31, 2014	$23,093	$(365)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2015		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$37,276	$37,276	$37,276
Interest bearing deposits in banks	7,949	7,949	7,949
Investment securities - AFS	227,795	227,795		$199,404	$28,391
Investment securities - HTM	109,040	111,320		108,792	2,528
Restricted bank stock	7,138	7,138		7,138
Loans, net	824,699	827,476			827,476
Accrued interest receivable	3,779	3,779		3,779

Financial Liabilities:
Deposits – non-maturity	716,477	716,477		716,477
Deposits – time deposits	282,669	287,323		287,323
Short-term borrowed funds	34,576	34,576		34,576
Long-term borrowed funds	177,589	181,705		181,705
Accrued interest payable	860	860		860
Financial derivative	164	164			164
Off balance sheet financial instruments	0	0	0

	December 31, 2014		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$27,554	$27,554	$27,554
Interest bearing deposits in banks	7,897	7,897	7,897
Investment securities - AFS	221,117	221,117		$195,778	$25,339
Investment securities - HTM	109,449	110,771		108,163	2,608
Restricted bank stock	7,524	7,524		7,524
Loans, net	827,926	830,904			830,904
Accrued interest receivable	4,152	4,152		4,152

Financial Liabilities:
Deposits- non-maturity	689,581	689,581		689,581
Deposits- time deposits	291,742	296,713		296,713
Short-term borrowed funds	39,801	39,801		39,801
Long-term borrowed funds	182,606	187,143		187,143
Accrued interest payable	882	882		882
Financial derivative	199	199			199
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2014 and the three-month period ended March 31, 2015:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2014	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	4,349	8,712	(2,395)	155	(6,513)	(319)	3,989
Amounts reclassified from accumulated other comprehensive income	(405)	25	140	0	209	22	(9)
Balance - December 31, 2014	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,670	621	0	21	(202)	0	2,110
Amounts reclassified from accumulated other comprehensive income	(100)	58	70	0	112	10	150
Balance – March 31, 2015	$(2,109)	$(1,876)	$(2,185)	$(98)	$(11,482)	$(223)	$(17,973)

The following tables present the components of comprehensive income for the three-month periods ended March 31, 2015 and 2014:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,778	$(1,108)	$1,670
Less: accretable yield recognized in income	167	(67)	100
Net unrealized gains on investments with OTTI	2,611	(1,041)	1,570

Available for sale securities – all other:
Unrealized holding gains	1,032	(411)	621
Less: losses recognized in income	(97)	39	(58)
Net unrealized gains on all other AFS securities	1,129	(450)	679

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(116)	46	(70)
Net unrealized gains on HTM securities	116	(46)	70

Cash flow hedges:
Unrealized holding gains	35	(14)	21

Pension Plan:
Unrealized net actuarial loss	(334)	132	(202)
Less: amortization of unrecognized loss	(186)	74	(112)
Less: amortization of transition asset	5	(2)	3
Less: amortization of prior service costs	(3)	0	(3)
Net pension plan liability adjustment	(150)	60	(90)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(12)	5	(7)
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	17	(7)	10
Other comprehensive income	$3,758	$(1,498)	$2,260

Components of Comprehensive Income/(Loss) (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$4,549	$(1,819)	$2,730
Less: accretable yield recognized in income	160	(64)	96
Net unrealized gains on investments with OTTI	4,389	(1,755)	2,634

Available for sale securities – all other:
Unrealized holding gains	4,990	(1,995)	2,995
Less: losses recognized in income	(68)	27	(41)
Net unrealized gains on all other AFS securities	5,058	(2,022)	3,036

Cash flow hedges:
Unrealized holding gains	92	(37)	55

Pension Plan:
Unrealized net actuarial loss	(298)	119	(179)
Less: amortization of unrecognized loss	(93)	37	(56)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(212)	85	(127)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	4	(1)	3
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	1	0	1
Other comprehensive income	$9,328	$(3,729)	$5,599

The following table presents the details of accumulated other comprehensive income components for the three-month period ended March 31, 2015:

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income For the Three months ended March 31, 2015	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$167	Interest income on taxable investment securities
Taxes	(67)	Tax expense
	$100	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Losses on sales	$(97)	Net losses - other
Taxes	39	Tax benefit
	$(58)	Net of tax
Unrealized gains and losses on held to maturity securities:
Amortization	$(116)	Interest income on taxable investment securities
Taxes	46	Tax benefit
	$(70)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(186)	Salaries and employee benefits
Amortization of transition asset	5	Salaries and employee benefits
Amortization of prior service costs	(3)	Salaries and employee benefits
Taxes	72	Tax benefit
	$(112)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(12)	Salaries and employee benefits
Amortization of prior service costs	(5)	Salaries and employee benefits
Taxes	7	Tax benefit
	$(10)	Net of tax

Total reclassifications for the period	$(150)	Net of tax

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income For the Three months ended March 31, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$160	Interest income on taxable investment securities
Taxes	(64)	Tax expense
	$96	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Losses on sales	$(68)	Net losses - other
Taxes	27	Tax benefit
	$(41)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(93)	Salaries and employee benefits
Amortization of transition asset	10	Salaries and employee benefits
Amortization of prior service costs	(3)	Salaries and employee benefits
Taxes	34	Tax benefit
	$(52)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain	4	Salaries and employee benefits
Amortization of prior service costs	(5)	Salaries and employee benefits
Taxes	0	Tax benefit
	$(1)	Net of tax

Total reclassifications for the period	$2	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.02% at March 31, 2015), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.02% at March 31, 2015) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points. The debentures matured in March 2015 and were repaid.

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

At the request of the Reserve Bank in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In January 2015, First United Corporation received approval and paid each of the quarterly interest payments through March 2015. In April 2015, the Corporation received approval to pay the June 2015 interest payments.

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

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Corporation’s Board of Directors voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making a $6.5 million payment to the Treasury, representing the quarterly dividend payment due in May 2014 and all unpaid dividends that accrued during the suspension period. In January 2015, the Corporation received approval and paid the $.7 million in quarterly dividends due in February 2015. In April 2015, the Corporation received approval to pay the May 2015 payment.

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

Note 12 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(dollars in thousands)	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Securities sold under agreements to repurchase:
Outstanding at end of period	$34,576	$39,801
Weighted average interest rate at end of period	0.15%	0.15%
Maximum amount outstanding as of any month end	$34,576	$53,819
Average amount outstanding	$35,220	$45,702
Approximate weighted average rate during the period	0.15%	0.13%

At March 31, 2015, the repurchase agreements were secured by $56.4 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	March 31,	December 31,
(in thousands)	2015	2014
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at March 31, 2015	$135,859	$135,876
Junior subordinated debt, bearing variable interest rate of 3.02% at March 31, 2015	30,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at March 31, 2015	10,801	10,801
Total long-term debt	$177,589	$182,606

At March 31, 2015, the long-term FHLB advances were secured by $202.9 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2015			December 31, 2014
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2015	30,000	0	30,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,660	30,929	77,589	77,606
Total long-term debt	$146,660	$30,929	$177,589	$182,606

Note 13 – Employee Benefit Plans

The following table presents the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Three months ended
	March 31,
(in thousands)	2015	2014
Service cost	$84	$65
Interest cost	387	366
Expected return on assets	(743)	(665)
Amortization of transition asset	(5)	(10)
Amortization of net actuarial loss	186	93
Amortization of prior service cost	3	3
Net pension credit included in employee benefits	$(88)	$(148)

SERP	For the Three months ended
	March 31,
(in thousands)	2015	2014
Service cost	$29	$24
Interest cost	58	57
Amortization of recognized loss/(gain)	12	(4)
Amortization of prior service cost	5	5
Net SERP expense included in employee benefits	$104	$82

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

On January 9, 2015, the Corporation and members of management who do not participate in the SERP entered into participation agreements under the Deferred Compensation Plan, each styled as a SERP Alternative Participation Agreement (the “Participation Agreement”).  Pursuant to each Participation Agreement, the Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Participation Agreement), to make a discretionary contribution to the participant’s Employer Account in an amount equal to 15% of the participant’s base salary level for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  The Participation Agreement provides that the participant will become 100% vested in the amount maintained in his or her Employer Account upon the earliest to occur of the following events: (a) Normal Retirement (as defined in the Participation Agreement); (b)  Separation from Service (as defined in the Participation Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Participation Agreement); (c) Separation from Service due to a Disability (as defined in the Participation Agreement); (d) with respect to a particular award of Employer Contribution Credits, the participant’s completion of two consecutive Years of Service (as defined in the Participation Agreement) immediately following the Plan Year for which such award was made; or (e) death.  Notwithstanding the foregoing, however, a participant will lose entitlement to the amount maintained in his or her Employer Account in the event employment is terminated for Cause (as defined in the Participation Agreement).  In addition, the Participation Agreement conditions entitlement to the amounts held in the Employer Account on the participant (1) refraining from engaging in Competitive Employment (as defined in the Participation Agreement) for three years following his or her Separation from Service, (2) refraining from injurious disclosure of confidential information concerning the Corporation, and (3) remaining available, at the Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his or her Separation from Service (except in the case of death or Disability), except that only item (2) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.

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

Stock-based awards were made to non-employee directors in May 2014 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director’s annual retainer is paid in 1,000 shares of common stock, with the remainder of $10,000 paid in cash or any portion thereof, in shares of stock. Prior to May 2014, the retainer of the 1,000 shares of stock was paid in shares of stock in the amount of $5,000. A total of 17,779 fully-vested shares of common stock were issued to directors in 2014, which had a fair market value of $8.78 per share. Director stock compensation expense was $39,025 for the three months ended March 31, 2015 and $22,495 for the three months ended March 31, 2014.

In the first quarter of 2015, a one-time stock grant was awarded to two executive officers in the amount of 10,232 shares. These shares do not have any performance restrictions; however, they have a two-year vesting period. Executive stock compensation expense was $9,330 for the three months ended March 31, 2015.

Note 15 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $.9 million of outstanding standby letters of credit at March 31, 2015 and December 31, 2014, respectively. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2015 and December 31, 2014 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2015, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contract was ($164) thousand at March 31, 2015 and ($199) thousand at December 31, 2014 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.9 million was posted as collateral as of March 31, 2015.

For the three months ended March 31, 2015, the Corporation recorded an increase in the value of the derivatives of $35 thousand and the related deferred tax benefit of $14 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2015. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2015.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three months ended March 31, 2015 and 2014.

Derivative in Cash Flow Hedging

(in thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2015	$21	$0	$0
March 31, 2014	55	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 17 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2015, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $9.4 million at March 31, 2015 and December 31, 2014.

As of December 31, 2011, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews to the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

Because Liberty Mews is considered to be a VIE, management performed an analysis to determine whether its involvement with the Partnership would lead it to determine that it must consolidate Liberty Mews. In performing its analysis, management evaluated the risks creating the variability in the Partnership and identified which activities most significantly impact the VIE’s economic performance. Finally, it examined each of the variable interest holders to determine which, if any, of the holders was the primary beneficiary based on their power to direct the most significant activities and their obligation to absorb potentially significant losses of Liberty Mews.

The Bank, as a limited partner, generally has no voting rights. The Bank is not in any way involved in the daily management of Liberty Mews and has no other rights that provide it with the power to direct the activities that most significantly impact Liberty Mews’s economic performance, which are to develop and operate the housing project in such a manner that complies with specific tax credit guidelines. As a limited partner, there is no recourse to the Bank by the creditors of Liberty Mews. The tax credits that result from the Bank’s investment in Liberty Mews are generally subject to recapture should the partnership fail to comply with the applicable government regulations. The Bank has not provided any financial or other support to Liberty Mews beyond its required capital contributions and does not anticipate providing such support in the future. Management currently believes that no material losses are probable as a result of the Bank’s investment in Liberty Mews.

On the basis of management’s analysis, the general partner is deemed to be the primary beneficiary of Liberty Mews. Because the Bank is not the primary beneficiary, Liberty Mews has not been included in the Corporation’s consolidated financial statements.

At March 31, 2015 and December 31, 2014, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of March 31, 2015, the Corporation’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	March 31,	December 31,
(in thousands)	2015	2014
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,286	$4,429
Maximum exposure to loss	4,286	4,429

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of March 31, 2015 and December 31, 2014.

				Gross Amounts Not Offset in the Statement of Condition
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2015
Interest Rate Swap Agreements	$164	$0	$164	$(164)	$0	$0

Repurchase Agreements	$34,576	$0	$34,576	$(34,576)	$0	$0
December 31, 2014
Interest Rate Swap Agreements	$199	$0	$199	$(199)	$0	$0

Repurchase Agreements	$39,801	$0	$39,801	$(39,801)	$0	$0

Note 19 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability corporations), as well as structured vehicles such as collateralized debt obligations. The ASU simplifies U.S. GAAP by eliminating entity specific consolidation guidance for limited partnerships. It also revises other aspects of the consolidation analysis, including how kick-out rights, fee arrangements and related parties are assessed. The amendments rescind the indefinite deferral of FASB Statement 167 for certain investment funds and replace it with a permanent scope exception for money market funds. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Corporation is evaluating the provisions of ASU 2015-02, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, and the Corporation adopted ASU 2015-01 effective January 1, 2015.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, an amendment of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 specifies that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure; and at the time of foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the amount of the claim, which must be a fixed amount determined on the basis of the fair value of the real estate. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-14 using the prospective transition method, with no impact on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-11, with no impact on the Corporation’s financial condition or results of operations. The disclosures required by the ASU are found in Note 12.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB issued a proposal ASU to defer the date of ASU 2014-09 by one year to December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Comments are requested by May 29, 2015. The Corporation is evaluating the provisions of ASU 2014-09, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-04 using the prospective transition method. The adoption had no impact on the Corporation’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which provides amendments and guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. Additional disclosure requirements are applicable to all reporting entities, regardless of whether the election is made. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-01. As of that date, the Corporation had a single investment in a flow-through limited liability entity that invests in an affordable housing project, for which it currently utilizes the effective yield method to account for its investment. As permitted by the ASU, the Corporation did not change its method of accounting. The disclosures required by the ASU are found in Note 17.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). Between July 1, 1985 and September 24, 2014, the Corporation was registered with the FRB as a financial holding company under the federal Gramm-Leach-Bliley Act. The Corporation terminated its election to operate as a financial holding company because it is not engaged, and does not anticipate engaging in the foreseeable future, in any activity that requires that election. The termination is not expected to have any material impact on our future financial condition or results of operations. The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Corporation is also the parent company of First United Insurance Group, LLC, an inactive Maryland limited liability company that, until January 1, 2012, operated as a general insurance agency. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. Until March 27, 2013, the Bank also owned a majority interest in Cumberland Liquidation Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of real estate that secured a loan made by another bank and in which the Bank held a participation interest, but this entity was dissolved on such date.

At March 31, 2015, the Corporation had total assets of $1.3 billion, net loans of $824.7 million, and deposits of $999.1 million. Shareholders’ equity at March 31, 2015 was $112.0 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million recorded as goodwill at March 31, 2015 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2015 and 2014 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the three months ended March 31,
	2015	2014
Per Share Data
Basic and diluted net income per common share	$0.11	$0.15
Basic and diluted book value per common share	$13.16	$12.54

Significant Ratios
Return on Average Assets (a)	0.41%	0.41%
Return on Average Equity (a)	5.01%	5.18%
Average Equity to Average Assets	9.06%	8.73%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $.7 million for the first three months of 2015, compared to $.9 million for the same period of 2014. Basic and diluted net income per common share for the first three months of 2015 were both $.11, compared to basic and diluted net income per common share of $.15 for the same period of 2014. The decrease in earnings was due primarily to a decrease in provision for loan losses by $.3 million offset by an increase in other operating expenses by $.3 million as well as an increase of $.2 million in dividends paid on the outstanding shares of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”). The net interest margin for the first three months of 2015, the year ended December 31, 2014 and the first three months of 2014, on a fully tax equivalent (“FTE”) basis, was 3.07%, 3.00% and 3.07% respectively. The increase in the net interest margin for the first quarter of 2015 when compared to the rate recorded for the year ended December 31, 2014 was due primarily to the Bank’s cash receipt of $.2 million of deferred interest on one bond in the CDO portfolio during the first quarter of 2015..

The provision for loan losses decreased to $74,000 for the three months ended March 31, 2015, compared to $.4 million for the three months ended March 31, 2014. The decrease was driven by a decline in loan balances and charge-offs of specific allocations of impaired loans. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.3 million during the three months ended March 31, 2015 when compared to the same period of 2014 due to a decrease of $7.5 million in average interest-bearing deposits as well as a 9 basis point decrease in the average rate and a decrease of 38 basis points in the average rate paid on long-term borrowings. Our management and retail staff continues to focus on shifting the Bank’s deposit mix away from higher cost certificates of deposit and towards lower cost core deposit accounts. This strategic focus will continue throughout 2015 as we place emphasis on the full relationship customer.

Other operating income increased $66,000 during the first three months of 2015 when compared to the same period of 2014. This increase was primarily attributable to a $.2 million increase in trust and brokerage income offset by declines in service charge income, primarily NSF income, and other income such as miscellaneous income and OREO rental income.

Operating expenses increased $.3 million in the first three months of 2015 when compared to the same period of 2014. This increase was due to a $.3 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and personnel costs. Increases in FDIC premiums, OREO expenses and data processing also contributed to the increase and were offset by declines in miscellaneous expenses such as contract labor, legal and professional, investor relations and travel and lodging.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$837,629	$9,138	4.42%	$809,452	$9,348	4.68%
Investment Securities:
Taxable	264,719	1,861	2.85	309,993	1,915	2.51
Non taxable	65,421	553	3.43	43,233	657	6.17
Total	330,140	2,414	2.97	353,226	2,572	2.95
Federal funds sold	20,644	7	0.14	31,574	17	0.22
Interest-bearing deposits with other banks	7,375	2	0.11	8,441	1	0.05
Other interest earning assets	7,458	79	4.30	7,866	73	3.76
Total earning assets	1,203,246	11,640	3.92%	1,210,559	12,011	4.02%
Allowance for loan losses	(12,141)			(13,469)
Non-earning assets	144,321			147,386
Total Assets	$1,335,426			$1,344,476

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$145,501	$30	0.08%	$140,113	$40	0.12%
Interest-bearing money markets	219,907	114	0.21	210,765	111	0.21
Savings deposits	131,957	61	0.19	118,454	55	0.19
Time deposits:
Less than $100k	147,920	393	1.08	173,454	468	1.09
$100k or more	139,102	443	1.29	149,104	493	1.34
Short-term borrowings	35,220	14	0.16	43,374	14	0.13
Long-term borrowings	181,707	1,474	3.29	182,662	1,654	3.67
Total interest-bearing liabilities	1,001,314	2,529	1.02%	1,017,926	2,835	1.13%
Non-interest-bearing deposits	205,357			194,816
Other liabilities	18,114			25,433
Shareholders’ Equity	110,641			106,301
Total Liabilities and Shareholders’ Equity	$1,335,426			$1,344,476
Net interest income and spread		$9,111	2.90%		$9,176	2.89%
Net interest margin			3.07%			3.07%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income on an FTE basis decreased $65,000 (0.7%) during the first three months of 2015 over the same period in 2014 due to a $.4 million (3.1%) decrease in interest income, which was partially offset by a $.3 million (10.8%) decrease in interest expense. The net interest margin in the first three months of 2015 and 2014 was 3.07%.

The overall decrease in interest income was due to a slight decrease in average earning asset balances; however, the 10 basis point reduction in the rates earned was the largest contributor when comparing the first three months of 2015 to the same period of 2014. There was a $7.3 million decrease in average earning assets due to a $23.1 million reduction in investment securities and a $10.9 million decrease in fed funds sold, partially offset by an increase in loans of $28.2 million. Additionally, the overall decrease of 10 basis points was attributable to loans repricing at lower rates and new loans booked at lower rates. The decrease in the rate in the loan portfolio was offset by an increase in the investment portfolio, primarily related to the cash receipt of $.2 million of deferred interest in the CDO portfolio.

Interest expense decreased during the first three months of 2015 when compared to the same period of 2014 due primarily to an overall reduction in the average rate paid on interest-bearing liabilities. The overall effect was an 11 basis point decrease in the average rate paid and a decrease of $16.6 million on our average interest-bearing liabilities, from 1.13% for the three months ended March 31, 2014 to 1.02% for the same period of 2015.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ending March 31, 2015 and March 31, 2014:

	2015 Compared to 2014
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,247	$(1,457)	$(210)
Taxable Investments	(1,291)	1,237	(54)
Non-taxable Investments	760	(864)	(104)
Federal funds sold	(15)	5	(10)
Other interest earning assets	(65)	73	8
Total interest income	636	(1,006)	(370)

Interest Expense:
Interest-bearing demand deposits	5	(15)	(10)
Interest-bearing money markets	19	(16)	3
Savings deposits	25	(19)	6
Time deposits less than $100	(275)	200	(75)
Time deposits $100 or more	(129)	79	(50)
Short-term borrowings	(13)	13	0
Long-term borrowings	(31)	(149)	(180)
Total interest expense	(399)	93	(306)

Net interest income	$1,035	$(1,099)	$(64)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $74,000 for the three months ended March 31, 2015 compared to $.4 million for the three months ended March 31, 2014.  The lower loan balances and charge-offs of specific allocations on impaired loans as well as continued reductions in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), were contributing factors to the lower provision expense. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.1 million during the first three months of 2015 when compared to the same period of 2014. This increase was primarily attributable to a $.2 million increase in trust and brokerage income offset by declines in service charge income, primarily NSF income, and other income such as miscellaneous income and OREO rental income.

Net losses of $97,000 were reported in other income in the first three months of 2015, compared to net losses of $63,000 during the same period of 2014. The increase in net losses during the first quarter of 2015 when compared to the same period of 2014 was due to losses on sales and calls of investment securities.

The following table shows the major components of other operating income for the three-month periods ended March 31, 2015 and 2014, exclusive of net losses:

	Income as % of Total Other Operating Income
	For the Three months ended
	March 31,
	2015	2014
Service charges	21%	23%
Trust department	44%	41%
Debit card Income	16%	15%
Bank owned life insurance	8%	8%
Brokerage income	8%	7%
Other income	3%	6%
	100%	100%

Other Operating Expenses

Operating expenses increased $.3 million in the first three months of 2015 when compared to the same period of 2014. This increase was due to a $.3 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and personnel costs. Increases in FDIC premiums, OREO expenses and data processing also contributed to the increase and were offset by declines in miscellaneous expenses such as contract labor, legal and professional, investor relations and travel and lodging.

The composition of other operating expenses for the three-month periods ended March 31, 2015 and 2014 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the Three months ended
	March 31,
	2015	2014
Salaries and employee benefits	50%	48%
FDIC premiums	4%	4%
Occupancy, equipment and data processing	21%	21%
Other real estate owned	6%	5%
Other	19%	22%
	100%	100%

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

The effective tax rate for the first three months of 2015 was 25.1%, compared to an effective tax rate of 23.4% for the first three months of 2014. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

Total assets remained stable at $1.3 billion at March 31, 2015 and December 31, 2014. During the first three months of 2015, cash and interest-bearing deposits in other banks increased $9.8 million, the investment portfolio increased $6.3 million, and gross loans decreased $3.5 million. Total liabilities increased by $6.2 million during the first three months of 2015 due primarily to an increase of $17.8 million in total deposits offset primarily by reductions of $5.2 million in short-term borrowings and $5.0 million in long-term borrowings due to the repayment maturity of First United Corporation’s junior subordinated debentures that matured in March of 2015. Comparing March 31, 2015 to December 31, 2014, shareholders’ equity increased $3.0 million as a result of a decrease of $2.3 million in accumulated other comprehensive loss and $.7 million in earnings during the first three months of 2015.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2015		December 31, 2014
Commercial real estate	$252,272	30%	$256,064	30%
Acquisition and development	99,413	12%	99,301	12%
Commercial and industrial	94,216	11%	93,255	11%
Residential mortgage	366,737	44%	367,641	44%
Consumer	23,812	3%	23,730	3%
Total Loans	$836,450	100%	$839,991	100%

Comparing March 31, 2015 to December 31, 2014, outstanding loans decreased by $3.5 million (.42%). Commercial Real Estate (“CRE”) loans decreased $3.8 million as a result of a payoff of one participation loan. Acquisition and development (“A&D”) loans increased $.1 million. Commercial and industrial (“C&I”) loans increased $1.0 million. Residential mortgages decreased by $.9 million due to regularly scheduled payments. The consumer portfolio increased slightly by $.1 million. Approximately 44% of the commercial loan portfolio was collateralized by real estate at March 31, 2015 and December 31, 2014.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2015	% of Applicable Portfolio	December 31, 2014	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$4,852	1.92%	$5,762	2.30%
Acquisition and development	3,093	3.11%	3,609	3.60%
Commercial and industrial	170	0.18%	171	0.20%
Residential mortgage	1,903	0.52%	2,009	0.54%
Consumer	13	0.06%	0	0.00%
Total non-accrual loans	$10,031	1.20%	$11,551	1.38%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	1		1
Commercial and industrial	19		4
Residential mortgage	148		485
Consumer	21		39
Total loans past due 90 days or more	$189		$529

Total non-accrual and accruing loans past due 90 days or more	$10,220		$12,080

Restructured Loans (TDRs):
Performing	$10,499		$7,621
Non-accrual (included above)	7,604		6,063
Total TDRs	$18,103		$13,684

Other real estate owned	$12,481		$12,932

Impaired loans without a valuation allowance	$19,569		$19,937
Impaired loans with a valuation allowance	3,290		4,844
Total impaired loans	$22,859		$24,781

Valuation allowance related to impaired loans	$825		$1,236

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $12.8 million at March 31, 2015 and $13.2 million at December 31, 2014. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $3.3 million during the three months ended March 31, 2015, due to the reclassification of two loans totaling $.2 million out of impaired status due to improved performance, and the transfer of a $3.1 million non-owner occupied real estate loan into performing TDR status. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$3,059	2	$270
All other CRE	1	2,815	1	2,843
Acquisition and development
1-4 family residential construction	1	790	1	790
All other A&D	4	2,131	4	2,154
Commercial and industrial	1	411	1	404
Residential mortgage
Residential mortgage – term	7	1,293	7	1,160
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	17	$10,499	16	$7,621

Non-accrual
Commercial real estate
Non owner-occupied	2	$307	1	$458
All other CRE	5	3,878	4	2,073
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	2,944	4	3,139
Commercial and industrial	1	169	1	171
Residential mortgage
Residential mortgage – term	2	306	1	222
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	14	7,604	11	6,063
Total TDRs	31	$18,103	27	$13,684

The level of TDRs increased $4.4 million during the three months ended March 31, 2015. One loan totaling $3.1 million was added to performing TDRs, and four loans totaling $2.2 million were added to non-performing TDRs. Additionally, five loans already in performing TDRs and three loans already in non-performing TDRs were re-modified. There were partial charge-offs totaling $.4 million during the three months ended March 31, 2015 and $.5 million in net principal payments and payoffs were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2015	2014
Balance, January 1	$12,065	$13,594
Charge-offs:
Commercial real estate	(287)	(21)
Acquisition and development	(231)	(819)
Commercial and industrial	0	(152)
Residential mortgage	37	(468)
Consumer	(96)	(179)
Total charge-offs	(577)	(1,639)
Recoveries:
Commercial real estate	3	10
Acquisition and development	15	12
Commercial and industrial	7	3
Residential mortgage	105	49
Consumer	59	179
Total recoveries	189	253
Net credit losses	(388)	(1,386)
Provision for loan losses	74	364
Balance at end of period	$11,751	$12,572

Allowance for loan losses to loans outstanding (as %)	1.40%	1.54%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.19%	0.69%

The ALL decreased to $11.8 million at March 31, 2015, from $12.1 million at December 31, 2014 and $12.6 million at March 31, 2014. The provision for loan losses decreased to $74 thousand for the first three months of 2015 compared to $.4 million for the same period of 2014. Net charge-offs decreased to $.4 million for the three months ended March 31, 2015, compared to $1.4 million for the three months ended March 31, 2014. The ratio of the ALL to loans outstanding as of March 31, 2015 was 1.40%, which was less than the 1.54% for the same period last year, due primarily to declines in specific allocations of impaired loans.

The ratio of net charge-offs to average loans for the three months ended March 31, 2015 was an annualized .19%, compared to an annualized .69% for the same period in 2014 and .49% for the year ended December 31, 2014. The CRE portfolio had an annualized net charge-off rate as of March 31, 2015 of .45% compared to an annualized net charge-off rate of .18% as of December 31, 2014. The annualized net charge-off rate for A&D loans as of March 31, 2015 was .87% compared to an annualized net charge-off rate of 2.46% as of December 31, 2014. The ratio for C&I loans improved to a net recovery rate of .03% as of March 31, 2015 compared to a net charge-off rate of .31% as of December 31, 2014. The residential mortgage ratios were a net recovery rate of .15% as of March 31, 2015 and a net charge-off rate of .17% as of December 31, 2014, and the consumer loan ratios were net charge-off rates of .62% and .71% as of March 31, 2015 and December 31, 2014, respectively.

Accruing loans past due 30 days or more increased to 1.90% of the loan portfolio at March 31, 2015, compared to 1.62% at December 31, 2014. The increase for the first three months of 2015 was primarily due to an increase of $5.0 million in past-due accruing commercial real estate loans primarily due to one large owner occupied loan that was 30 days past due at March 31, 2015. This increase was offset by other improvements in the levels of past-due loans due to the combination of a slowly improving economy and vigorous collection efforts by the Bank.

Comparing the three-month periods ended March 31, 2015 and March 31, 2014, total non-accrual loan balances have declined. Non-accrual loans totaled $10.0 million at March 31, 2015, compared to $11.6 million at December 31, 2014 and $17.1 million at March 31, 2014. Non-accrual loans which have been subject to a partial charge-off totaled $5.4 million at March 31, 2015, compared to $4.6 million at December 31, 2014.

Management believes that the ALL at March 31, 2015 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2015, the total amortized cost basis of the available-for-sale investment portfolio was $234.7 million, compared to a fair value of $227.8 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $109.0 million compared to a fair value of $111.3 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2015			December 31, 2014
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. treasuries	$27,083	$27,097	12%	$29,607	$29,596	13%
U.S. government agencies	44,067	44,218	19%	39,077	38,941	18%
Residential mortgage-backed agencies	28,774	29,008	13%	45,175	45,273	21%
Commercial mortgage-backed agencies	36,636	37,046	16%	26,007	25,957	12%
Collateralized mortgage obligations	14,028	14,189	6%	8,611	8,707	4%
Obligations of state and political subdivisions	46,696	47,846	21%	46,151	47,304	21%
Collateralized debt obligations	37,399	28,391	13%	37,117	25,339	11%
Total available for sale	$234,683	$227,795	100%	$231,745	$221,117	100%
Securities Held to Maturity:
U.S. government agencies	$24,566	$25,477	23%	$24,520	$25,034	23%
Residential mortgage-backed agencies	58,427	59,351	53%	58,400	59,008	53%
Commercial mortgage-backed agencies	16,331	16,890	15%	16,425	16,737	15%
Collateralized mortgage obligations	6,991	7,074	7%	7,379	7,384	7%
Obligations of state and political subdivisions	2,725	2,528	2%	2,725	2,608	2%
Total held to maturity	$109,040	$111,320	100%	$109,449	$110,771	100%

Total investment securities available-for-sale increased $6.7 million since December 31, 2014. At March 31, 2015, the securities classified as available-for-sale included a net unrealized loss of $6.9 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $199.4 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $2.1 million at March 31, 2015. The remaining $28.4 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $9.0 million in net unrealized losses associated with this portfolio relates to 17 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $3.5 million represent non-credit related OTTI charges on 12 of the securities, while $5.5 million of unrealized losses relates to five securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2015:

Level 3 Investment Securities Available for Sale

(dollars in thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as %of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,342	816	(526)	C	635,775	16.12%	373,075	(46,825)	-12.55%	42 / 56
Preferred Term Security XVI*	C	518	2,107	1,589	C	606,040	29.70%	353,300	(80,898)	-22.90%	38 / 54
Preferred Term Security XVIII*	C	3,061	1,753	(1,308)	C	676,565	22.51%	407,014	(38,051)	-9.35%	49 / 69
Preferred Term Security XVIII	C	2,194	1,169	(1,025)	C	676,565	22.51%	407,014	(38,051)	-9.35%	49 / 69
Preferred Term Security XIX*	C	3,112	2,065	(1,047)	C	700,535	10.66%	485,061	(37,947)	-7.82%	50 / 62
Preferred Term Security XIX*	C	1,347	885	(462)	C	700,535	10.66%	485,061	(37,947)	-7.82%	50 / 62
Preferred Term Security XIX*	C	1,348	885	(463)	C	700,535	10.66%	485,061	(37,947)	-7.82%	50 / 62
Preferred Term Security XIX*	C	2,260	1,475	(785)	C	700,535	10.66%	485,061	(37,947)	-7.82%	50 / 62
Preferred Term Security XXII*	C-1	4,096	3,082	(1,014)	C	1,386,600	19.76%	947,100	(33,590)	-3.55%	65 / 86
Preferred Term Security XXII*	C-1	1,638	1,233	(405)	C	1,386,600	19.76%	947,100	(33,590)	-3.55%	65 / 86
Preferred Term Security XXIII	C-1	2,610	3,415	805	C	1,467,000	18.34%	879,669	(10,202)	-1.16%	87 / 106
Preferred Term Security XXIII*	D-1	1,944	1,013	(931)	C	1,467,000	18.34%	879,669	(128,450)	-14.60%	87 / 106
Preferred Term Security XXIII*	D-1	870	1,139	269	C	1,467,000	18.34%	879,669	(128,450)	-14.60%	87 / 106
Preferred Term Security XXIV*	C-1	1,059	874	(185)	C	1,050,600	28.63%	636,834	(152,344)	-23.92%	58 / 83
Preferred Term Security I-P-I	B-2	2,000	1,504	(496)	CCC-	351,000	9.26%	155,600	15,249	9.80%	14 / 16
Preferred Term Security I-P-IV	B-1	3,000	1,866	(1,134)	CCC-	325,000	0.00%	156,250	35,532	22.74%	16 / 16
Preferred Term Security I-P-IV	B-1	5,000	3,110	(1,890)	CCC-	325,000	0.00%	156,250	35,532	22.74%	16 / 16

Total Level 3 Securities Available for Sale		37,399	28,391	(9,008)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.26% to 29.70% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of March 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2015, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2014 and March 31, 2015.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2015.

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

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 17 CDOs held by the Bank, 14 were issued in exempt offerings. The three remaining CDOs are collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the three CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of March 31, 2015, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(dollars in thousands)	March 31, 2015		December 31, 2014
Non-interest bearing demand deposits	$205,739	20.6%	$201,188	20.5%
Interest-bearing deposits:
Demand	152,268	15.2%	134,302	13.7%
Money Market:
Retail	224,157	22.4%	224,699	22.9%
Brokered	12	0.0%	66	0.0%
Savings deposits	134,301	13.5%	129,326	13.2%
Time deposits less than $100,000:
Retail	141,158	14.1%	146,058	14.9%
Brokered/CDARS	816	0.1%	706	0.1%
Time deposits $100,000 or more:
Retail	137,624	13.8%	141,455	16.0%
Brokered/CDARS	3,071	0.3%	3,523	1.0%
Total Deposits	$999,146	100%	$981,323	100%

Total deposits increased $17.8 million during the first three months of 2015 when compared to deposits at December 31, 2014. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $4.6 million. Traditional savings accounts increased $5.0 million due to continued growth in our Prime Saver product. Total demand deposits increased $18.0 million and total money market accounts decreased $.6 million. Time deposits less than $100,000 declined $4.8 million and time deposits greater than $100,000 decreased $4.3 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(in thousands)	2015	2014
Securities sold under agreements to repurchase	$34,576	$39,801
Total short-term borrowings	$34,576	$39,801

FHLB advances	$135,859	$135,876
Junior subordinated debt	41,730	46,730
Total long-term borrowings	$177,589	$182,606

Total short-term borrowings decreased by approximately $5.2 million during the first three months of 2015 due primarily to decreases in our Treasury Management products. Long-term borrowings decreased by $5.0 million during the first three months of 2015 due to the maturity of the subordinated debentures of $5.0 million and scheduled monthly amortization of long-term advances.

Liquidity Management

Liquidity is a financial institution’s capability to meet customer demands for deposit withdrawals while funding all credit-worthy loans. The factors that determine the institution’s liquidity are:

•	Reliability and stability of core deposits;
•	Cash flow structure and pledging status of investments; and
•	Potential for unexpected loan demand.

We actively manage our liquidity position through regular meetings of a sub-committee of executive management, known as the Treasury Team, which looks forward 12 months at 30-day intervals. The measurement is based upon the projection of funds sold or purchased position, along with ratios and trends developed to measure dependence on purchased funds and core growth. Monthly reviews by management and quarterly reviews by the Asset and Liability Committee under prescribed policies and procedures are designed to ensure that we will maintain adequate levels of available funds.

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

At March 31, 2015, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At March 31, 2015, the Bank had $70 million available through unsecured lines of credit with correspondent banks, $25.9 million available through a secured line of credit with the Fed Discount Window and approximately $54.1 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

On July 2, 2013, the FRB approved final rules that substantially amended the regulatory risk-based capital rules applicable to First United Corporation. The Federal Deposit Insurance Corporation (the “FDIC”) subsequently approved the same rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and were implemented as of March 31, 2015.

The Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules are: (a) a new common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6% (increased from 4%); (c) a total capital ratio of 8% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Basel III capital final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that no longer qualify as Tier 1 capital, some of which will be phased out over time. Under the final rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations like the Corporation and the Bank that are not considered “advanced approaches” banking organizations may make a one-time permanent election to continue to exclude these items. The Corporation and the Bank made this election in their first quarter 2015 regulatory filings in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. Additionally, the final rules provide that small depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Corporation) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 (such as the Corporation’s TPS Debentures) in additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature.

The Basel III capital rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels begin to show signs of weakness. These revisions were effective January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following capital level requirements in order to qualify as “well capitalized”: (a) a new common equity Tier 1 capital ratio of 6.5%; (b) a Tier 1 capital ratio of 8% (increased from 6%); (c) a total capital ratio of 10% (unchanged from current rules); and (d) a Tier 1 leverage ratio of 5% (increased from 4%).

The Basel III capital rules set forth certain changes for the calculation of risk-weighted assets. These changes include (a) an increased number of credit risk exposure categories and risk weights; (b) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (c) revisions to recognition of credit risk mitigation; (d) rules for risk weighting of equity exposures and past due loans, and (e) revised capital treatment for derivatives and repo-style transactions.

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

The following table presents our capital ratios:

	March 31, 2015	December 31, 2014	Required for Capital Adequacy Purposes	Required for Capital Adequacy Purposes		Required to be Well Capitalized	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.30%	15.40%	8.00%			10.00%
First United Bank & Trust	15.17%	15.60%	8.00%			10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	13.15%	14.23%	4.00%	6.00	% (1)	6.00%	8.00	% (1)
First United Bank & Trust	14.04%	14.43%	4.00%	6.00	% (1)	6.00%	8.00	% (1)

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	8.69%	N/A	4.50%			6.50%
First United Bank & Trust	14.04%	N/A	4.50%			6.50%

Tier 1 Capital (to average assets)
Consolidated	10.35%	11.29%	4.00%			5.00%
First United Bank & Trust	11.13%	11.43%	4.00%			5.00%

(1) Effective January 1, 2015

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $98.4 million and $.9 million, respectively, at March 31, 2015, compared to $103.0 million and $.9 million, respectively, at December 31, 2014. We are not a party to any other off-balance sheet arrangements.

See Note 12 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Market Risk and Interest Sensitivity”. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2014. We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2015 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FIRST UNITED CORPORATION

Date:	May 12, 2015	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date	May 12, 2015	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, President,
Chief Financial Officer, Treasurer and Secretary
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Second Amendment to Agreement Under the First United Corporation Change in Control Severance Plan, dated January 5, 2015, between First United Corporation and William B. Grant (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 9, 2015)

10.2	SERP Alternative Participation Agreement under the First United Corporation Executive and Director Deferred Compensation Plan, dated January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on January 9, 2015)

10.3	Agreement Under the First United Corporation Change in Control Severance Plan, dated January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on January 9, 2015)

10.4	Restricted Stock Agreement, dated January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on January 9, 2015)

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification of the Principal Executive Officer and the Principal Accounting Office pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

