Form 10-Q
period 2015-06-30
FIRST UNITED CORP/MD/
filed 2015-08-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,254,620 shares of common stock, par value $.01 per share, as of July 31, 2015.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$54,913	$27,554
Interest bearing deposits in banks	2,991	7,897
Cash and cash equivalents	57,904	35,451
Investment securities – available-for-sale (at fair value)	205,226	221,117
Investment securities – held to maturity (fair value $108,417 at June 30, 2015 and $110,771 at December 31, 2014)	107,816	109,449
Restricted investment in bank stock, at cost	7,180	7,524
Loans	845,090	839,991
Allowance for loan losses	(11,809)	(12,065)
Net loans	833,281	827,926
Premises and equipment, net	25,108	25,629
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	39,559	33,504
Deferred tax assets	24,006	25,907
Other real estate owned	11,587	12,932
Accrued interest receivable and other assets	20,400	21,853
Total Assets	$1,343,071	$1,332,296

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$211,023	$201,188
Interest bearing deposits	792,072	780,135
Total deposits	1,003,095	981,323

Short-term borrowings	28,252	39,801
Long-term borrowings	177,572	182,606
Accrued interest payable and other liabilities	20,998	19,567
Total Liabilities	1,229,917	1,223,297

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on June 30, 2015 and December 31, 2014	30,000	30,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,255 shares at June 30, 2015 and 6,228 at December 31, 2014	63	62
Surplus	21,892	21,795
Retained earnings	78,568	77,375
Accumulated other comprehensive loss	(17,369)	(20,233)
Total Shareholders’ Equity	113,154	108,999
Total Liabilities and Shareholders’ Equity	$1,343,071	$1,332,296

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Interest income
Interest and fees on loans	$18,238	$18,697
Interest on investment securities
Taxable	3,610	3,744
Exempt from federal income tax	668	804
Total investment income	4,278	4,548
Other	175	176
Total interest income	22,691	23,421
Interest expense
Interest on deposits	2,058	2,335
Interest on short-term borrowings	28	30
Interest on long-term borrowings	2,936	3,197
Total interest expense	5,022	5,562
Net interest income	17,669	17,859
Provision for loan losses	126	941
Net interest income after provision for loan losses	17,543	16,918
Other operating income
Net gains – other	5	961
Total net gains	5	961
Service charges	1,385	1,466
Trust department	2,770	2,568
Debit card income	1,008	987
Bank owned life insurance	555	488
Brokerage commissions	468	406
Other	218	221
Total other income	6,404	6,136
Total other operating income	6,409	7,097
Other operating expenses
Salaries and employee benefits	10,258	9,703
FDIC premiums	930	882
Equipment	1,271	1,306
Occupancy	1,250	1,276
Data processing	1,709	1,576
Professional Services	905	853
Other real estate owned	1,047	1,614
Other	3,282	3,455
Total other operating expenses	20,652	20,665
Income before income tax expense	3,300	3,350
Provision for income tax expense	757	752
Net Income	2,543	2,598
Accumulated preferred stock dividends and discount accretion	(1,350)	(1,250)
Net Income Available to Common Shareholders	$1,193	$1,348
Basic and diluted net income per common share	$0.19	$0.22
Weighted average number of basic and diluted shares outstanding	6,243	6,217

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2015	2014
	(Unaudited)
Interest income
Interest and fees on loans	$9,109	$9,359
Interest on investment securities
Taxable	1,749	1,756
Exempt from federal income tax	323	393
Total investment income	2,072	2,149
Other	87	159
Total interest income	11,268	11,667
Interest expense
Interest on deposits	1,017	1,168
Interest on short-term borrowings	14	16
Interest on long-term borrowings	1,462	1,543
Total interest expense	2,493	2,727
Net interest income	8,775	8,940
Provision for loan losses	52	577
Net interest income after provision for loan losses	8,723	8,363
Other operating income
Net gains– other	102	1,024
Total net gains	102	1,024
Service charges	735	757
Trust department	1,389	1,316
Debit card income	510	530
Bank owned life insurance	288	245
Brokerage commissions	232	201
Other	110	83
Total other income	3,264	3,132
Total other operating income	3,366	4,156
Other operating expenses
Salaries and employee benefits	5,276	5,018
FDIC premiums	471	491
Equipment	653	651
Occupancy	614	621
Data processing	872	794
Professional Services	614	508
Other real estate owned	415	1,157
Other	1,701	1,701
Total other operating expenses	10,616	10,941
Income before income tax expense	1,473	1,578
Provision for income tax expense	298	338
Net Income	1,175	1,240
Accumulated preferred stock dividends and discount accretion	(675)	(803)
Net Income Available to Common Shareholders	$500	$437
Basic and diluted net income per common share	$0.08	$0.07
Weighted average number of basic and diluted shares outstanding	6,249	6,222

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Six months ended
	June 30,
	2015	2014
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,543	$2,598

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	2,816	3,042

Net unrealized gains on all other AFS securities	667	8,342

Net unrealized gains/(losses) on HTM securities	161	(2,372)

Net unrealized gains on cash flow hedges	35	111

Net unrealized (losses)/gains on pension	(836)	37

Net unrealized gains on SERP	21	1

Other comprehensive income, net of tax	2,864	9,161

Comprehensive income	$5,407	$11,759

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	June 30,
	2015	2014
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$1,175	$1,240

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	1,246	408

Net unrealized (losses)/gains on all other AFS securities	(12)	5,306

Net unrealized gains/(losses) on HTM securities	91	(2,372)

Net unrealized gains on cash flow hedges	14	56

Net unrealized (losses)/gains on pension	(746)	164

Net unrealized gains on SERP	11	0

Other comprehensive income, net of tax	604	3,562

Comprehensive income	$1,779	$4,802

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2014	$29,994	$62	$21,661	$74,379	$(24,213)	$101,883

Net income				5,597		5,597
Other comprehensive income					3,980	3,980
Stock based compensation			134			134
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(2,595)		(2,595)

Balance at December 31, 2014	30,000	62	21,795	77,375	(20,233)	108,999

Net income				2,543		2,543
Other comprehensive income					2,864	2,864
Stock based compensation		1	97			98
Preferred stock dividends paid				(1,350)		(1,350)

Balance at June 30, 2015	$30,000	$63	$21,892	$78,568	$(17,369)	$113,154

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Six months ended
	June 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$2,543	$2,598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	126	941
Depreciation	872	994
Stock compensation	97	56
(Gain)/loss on sales of other real estate owned	(78)	970
Write-downs of other real estate owned	852	443
Gain on loan sales	(24)	(18)
Loss on disposal of fixed assets	2	3
Net amortization of investment securities discounts and premiums- AFS	296	64
Loss on sales of investment securities – available-for-sale	17	154
Gain on sales of investment securities – held for trading	0	(1,100)
Amortization of deferred loan fees	(232)	(218)
Decrease in accrued interest receivable and other assets	1,453	1,985
Decrease in deferred tax benefit	268	2
Increase/(decrease) in accrued interest payable and other liabilities	135	(5,354)
Earnings on bank owned life insurance	(555)	(488)
Net cash provided by operating activities	5,772	1,032

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	34,501	100,719
Proceeds from maturities/calls of investment securities held-to-maturity	3,949	1,509
Proceeds from sales of investment securities available-for-sale	24,667	56,222
Proceeds from sales of investment securities held for trading	0	1,100
Purchases of investment securities available-for-sale	(37,797)	(114,752)
Purchases of investment securities held-to-maturity	(2,316)	(1,256)
Proceeds from sales of other real estate owned	1,336	4,745
Proceeds from loan sales	2,769	2,104
Proceeds from disposal of fixed assets	6	0
Purchase of BOLI policy	(5,500)	0
Net decrease in FHLB stock	344	433
Net increase in loans	(8,759)	(20,253)
Purchases of premises and equipment	(359)	(404)
Net cash provided by investing activities	12,841	30,167

Financing activities
Net increase in deposits	21,772	1,337
Preferred stock dividends paid	(1,350)	(7,745)
Common Stock Grants	1	0
Net decrease in short-term borrowings	(11,549)	(5,763)
Payments on long-term borrowings	(5,034)	(32)
Net cash provided by/(used in) financing activities	3,840	(12,203)
Increase in cash and cash equivalents	22,453	18,996
Cash and cash equivalents at beginning of the year	35,451	43,063
Cash and cash equivalents at end of period	$57,904	$62,059

Supplemental information
Interest paid	$5,056	$12,327
Non-cash investing activities:
Transfers from loans to other real estate owned	$765	$1,415
Transfers from securities available for sale to held-to-maturity	$0	$103,934

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the six- and three-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2015 presentation. Such reclassifications had no impact on net income or equity.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2015 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

The following tables set forth the calculation of basic and diluted earnings per common share for the six- and three-month periods ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015			2014
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,543			$2,598
Preferred stock dividends	(1,350)			(1,244)
Discount accretion on preferred stock	0			(6)
Net income available to common shareholders	$1,193	6,243	$0.19	$1,348	6,217	$0.22

	Three months ended June 30,
	2015			2014
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,175			$1,240
Preferred stock dividends deferred	(675)			(803)
Discount accretion on preferred stock	0			0
Net income available to common shareholders	$500	6,249	$0.08	$437	6,222	$0.07

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the six- and three-month periods ended June 30, 2015 and 2014:

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net gains – other:
Available-for-sale securities:
Realized gains	$156	$205	$140	$110
Realized losses	(173)	(359)	(60)	(196)
Held-for-trading:
Realized gains	0	1,100	0	1,100
Gain on sale of consumer loans	24	18	22	10
Loss on disposal of fixed assets	(2)	(3)	0	0
Net gains – other	$5	$961	$102	$1,024

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	June 30,	December 31,
(in thousands)	2015	2014
Cash and due from banks, weighted average interest rate of 0.09% (at June 30, 2015)	$54,913	$27,554

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of June 30, 2015 and December 31, 2014, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), and Merchants and Traders (“M&T”).

	June 30,	December 31,
(in thousands)	2015	2014
FHLB daily investments, interest rate of 0.005% (at June 30, 2015)	$1,130	$983
FTN daily investments, interest rate of 0.08% (at June 30, 2015)	850	850
M&T daily investments, interest rate of 0.15% (at June 30, 2015)	1,011	6,064
	$2,991	$7,897

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

The following table shows a comparison of amortized cost and fair values of investment securities at June 30, 2015 and December 31, 2014:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
June 30, 2015
Available for Sale:
U.S. treasuries	$10,059	$16	$0	$10,075	$0
U.S. government agencies	44,056	182	143	44,095	0
Residential mortgage-backed agencies	20,073	158	268	19,963	0
Commercial mortgage-backed agencies	42,795	171	100	42,866	0
Collateralized mortgage obligations	13,170	100	91	13,179	0
Obligations of states and political subdivisions	44,343	1,103	444	45,002	0
Collateralized debt obligations	35,563	3,298	8,815	30,046	1,460
Total available for sale	$210,059	$5,028	$9,861	$205,226	$1,460

Held to Maturity:
U.S. government agencies	$24,611	$306	$33	$24,884	$0
Residential mortgage-backed agencies	55,616	195	121	55,690	0
Commercial mortgage-backed agencies	18,215	287	0	18,502	0
Collateralized mortgage obligations	6,749	0	140	6,609	0
Obligations of states and political subdivisions	2,625	107	0	2,732	0
Total held to maturity	$107,816	$895	$294	$108,417	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$29,607	$0	$11	$29,596	$0
U.S. government agencies	39,077	117	253	38,941	0
Residential mortgage-backed agencies	45,175	510	412	45,273	0
Commercial mortgage-backed agencies	26,007	53	103	25,957	0
Collateralized mortgage obligations	8,611	96	0	8,707	0
Obligations of states and political subdivisions	46,151	1,413	260	47,304	0
Collateralized debt obligations	37,117	1,155	12,933	25,339	6,143
Total available for sale	$231,745	$3,344	$13,972	$221,117	$6,143
Held to Maturity:
U.S. government agencies	$24,520	$514	$0	$25,034	$0
Residential mortgage-backed agencies	58,400	613	5	59,008	0
Commercial mortgage-backed agencies	16,425	312	0	16,737	0
Collateralized mortgage obligations	7,379	5	0	7,384	0
Obligations of states and political subdivisions	2,725	0	117	2,608	0
Total held to maturity	$109,449	$1,444	$122	$110,771	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$24,667	$56,222	$9,578	$47,637
Realized gains	156	1,305	140	1,210
Realized losses	173	359	60	196

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at June 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Available for Sale:
U.S. treasuries	$0	$0	$0	$0
U.S. government agencies	13,963	102	9,959	41
Residential mortgage-backed agencies	0	0	8,437	268
Commercial mortgage-backed agencies	23,311	100	0	0
Collateralized mortgage obligations	5,701	91	0	0
Obligations of states and political subdivisions	14,531	290	4,860	154
Collateralized debt obligations	0	0	22,641	8,815
Total available for sale	$57,506	$583	$45,897	$9,278

Held to Maturity:
U.S. government agencies	$6,985	$33	$0	$0
Residential mortgage-backed agencies	23,233	121	0	0
Collateralized mortgage obligations	6,609	140	0	0
Total held to maturity	$36,827	$294	$0	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$27,096	$11	$0	$0
U.S. government agencies	0	$0	$18,819	$253
Residential mortgage-backed agencies	0	0	17,918	412
Commercial mortgage-backed agencies	12,298	97	973	6
Obligations of states and political subdivisions	0	0	8,981	260
Collateralized debt obligations	0	0	20,290	12,933
Total available for sale	$39,394	$108	$66,981	$13,864
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	3,850	5	0	0
Obligations of states and political subdivisions	0	0	2,608	117
Total held to maturity	$3,850	$5	$2,608	$117

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it does not believe that there were any material differences in the valuations between December 31, 2014 and June 30, 2015.

U.S. Treasuries – Available for Sale – As of June 30, 2015, there were no securities issued by the U.S. Treasury that were in a loss position.

U.S. Government Agencies – Available for Sale – There were three U.S. government agencies in an unrealized loss position for less than 12 months as of June 30, 2015. There was one U.S. government agency in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2015.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of June 30, 2015. There was one residential mortgage-backed agency security in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2015.

Commercial Mortgage-Backed Agencies – Available for Sale – There were five commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of June 30, 2015. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Available for Sale – There was one collateralized mortgage obligations in an unrealized loss position for less than 12 months as of June 30, 2015. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Available for Sale – There were ten obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months at June 30, 2015. There was one security that had been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Collateralized Debt Obligations – Available for Sale - The $8.8 million in unrealized losses greater than 12 months at June 30, 2015 relates to 13 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first six months of 2015. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There was one security issued by government agencies in an unrealized loss position for less than 12 months as of June 30, 2015. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2015. There were no securities issued by government agencies in an unrealized loss position for 12 months or more.

Residential Mortgage-Backed Agencies – Held to Maturity - Twelve residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of June 30, 2015. The Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at June 30, 2015. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no commercial mortgage-backed agencies in the Held to Maturity portfolio as of June 30, 2015 in a loss position.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligations in an unrealized loss position for less than 12 months as of June 30, 2015. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at June 30, 2015. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Held to Maturity – There were no obligations of state and political subdivisions in the Held to Maturity portfolio as of June 30, 2015 in a loss position.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the six- and three-month periods ended June 30, 2015 and 2014:

	Six months ended June 30,
(in thousands)	2015	2014
Balance of credit-related OTTI at January 1	$12,583	$13,422
Reduction for increases in cash flows expected to be collected	(340)	(331)
Balance of credit-related OTTI at June 30	$12,243	$13,091

	Three months ended June 30,
(in thousands)	2015	2014
Balance of credit-related OTTI at April 1	$12,416	$13,262
Reduction for increases in cash flows expected to be collected	(173)	(171)
Balance of credit-related OTTI at June 30	$12,243	$13,091

The amortized cost and estimated fair value of securities by contractual maturity at June 30, 2015 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$0	$0
Due after one year through five years	53,470	53,689
Due after five years through ten years	20,615	21,236
Due after ten years	59,936	54,293
	134,021	129,218

Residential mortgage-backed agencies	20,073	19,963
Commercial mortgage-backed agencies	42,795	42,866
Collateralized mortgage obligations	13,170	13,179
	$210,059	$205,226
Held to Maturity:
Due after five years through ten years	$15,538	$15,799
Due after ten years	11,698	11,817
	27,236	27,616

Residential mortgage-backed agencies	55,616	55,690
Commercial mortgage-backed agencies	18,215	18,502
Collateralized mortgage obligations	6,749	6,609
	$107,816	$108,417

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of June 30, 2015.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the six months ended June 30, 2015, dividends of $155,668 were recognized in earnings. For the comparable period of 2014, dividends of $144,336 were recognized in earnings. For the three months ended June 30, 2015 and 2014, dividends of $76,511 and $71,338, respectively, were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of June 30, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
June 30, 2015

Individually evaluated for impairment	$12,598	$5,892	$1,474	$4,620	$0	$24,584
Collectively evaluated for impairment	$248,577	$88,981	$92,057	$366,335	$24,556	$820,506
Total loans	$261,175	$94,873	$93,531	$370,955	$24,556	$845,090

December 31, 2014

Individually evaluated for impairment	$11,949	$6,553	$1,861	$4,418	$0	$24,781
Collectively evaluated for impairment	$244,115	$92,748	$91,394	$363,223	$23,730	$815,210
Total loans	$256,064	$99,301	$93,255	$367,641	$23,730	$839,991

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of June 30, 2015 and December 31, 2014:

(in thousands)	Pass	Special Mention	Substandard	Total
June 30, 2015
Commercial real estate
Non owner-occupied	$118,276	$11,754	$11,002	$141,032
All other CRE	92,069	9,397	18,677	120,143
Acquisition and development
1-4 family residential construction	15,232	0	700	15,932
All other A&D	72,030	78	6,833	78,941
Commercial and industrial	89,473	688	3,370	93,531
Residential mortgage
Residential mortgage - term	285,546	246	10,378	296,170
Residential mortgage - home equity	73,438	49	1,298	74,785
Consumer	24,519	0	37	24,556
Total	$770,583	$22,212	$52,295	$845,090

December 31, 2014
Commercial real estate
Non owner-occupied	$115,276	$10,884	$11,273	$137,433
All other CRE	90,740	8,618	19,273	118,631
Acquisition and development
1-4 family residential construction	12,920	0	790	13,710
All other A&D	72,323	1,356	11,912	85,591
Commercial and industrial	88,579	884	3,792	93,255
Residential mortgage
Residential mortgage - term	280,113	379	10,934	291,426
Residential mortgage - home equity	74,698	90	1,427	76,215
Consumer	23,658	0	72	23,730
Total	$758,307	$22,211	$59,473	$839,991

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of June 30, 2015 and December 31, 2014:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
June 30, 2015
Commercial real estate
Non owner-occupied	$136,368	$199	$2,820	$0	$3,019	$1,645	$141,032
All other CRE	115,151	47	0	0	47	4,945	120,143
Acquisition and development
1-4 family residential construction	15,932	0	0	0	0	0	15,932
All other A&D	75,799	0	110	20	130	3,012	78,941
Commercial and industrial	93,242	120	0	0	120	169	93,531
Residential mortgage
Residential mortgage - term	291,279	512	2,240	392	3,144	1,747	296,170
Residential mortgage - home equity	73,855	441	125	0	566	364	74,785
Consumer	24,291	208	54	3	265	0	24,556
Total	$825,917	$1,527	$5,349	$415	$7,291	$11,882	$845,090

December 31, 2014
Commercial real estate
Non owner-occupied	$135,994	$104	$183	$0	$287	$1,152	$137,433
All other CRE	112,825	1,196	0	0	1,196	4,610	118,631
Acquisition and development
1-4 family residential construction	13,710	0	0	0	0	0	13,710
All other A&D	81,702	239	40	1	280	3,609	85,591
Commercial and industrial	93,060	0	20	4	24	171	93,255
Residential mortgage
Residential mortgage - term	279,340	8,654	1,350	416	10,420	1,666	291,426
Residential mortgage - home equity	74,913	577	313	69	959	343	76,215
Consumer	23,316	287	88	39	414	0	23,730
Total	$814,860	$11,057	$1,994	$529	$13,580	$11,551	$839,991

Non-accrual loans which have been subject to a partial charge-off totaled $5.0 million as of June 30, 2015, compared to $4.6 million as of December 31, 2014. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $2.1 million at June 30, 2015 and $1.9 million at December 31, 2014.

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

The Bank’s methodology for determining the ALL is based on the requirements of ASC Section 310-10-35, Receivables-Overall-Subsequent Measurement, for loans individually evaluated for impairment and ASC Subtopic 450-20, Contingencies-Loss Contingencies, for loans collectively evaluated for impairment, as well as the Interagency Policy Statement on the Allowance for Loan and Lease Losses and other bank regulatory guidance. The total of the two components represents the allocated portion of the Bank’s ALL. In the second quarter of 2015, management determined that it would be prudent to establish an unallocated portion of the ALL to protect the Bank from other risks associated with the loan portfolio that may not be specifically identifiable.

The following table summarizes the primary segments of the ALL, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
June 30, 2015

Individually evaluated for impairment	$30	$1,052	$0	$84	$0	$0	$1,166
Collectively evaluated for impairment	$2,536	$2,754	$1,007	$3,623	$223	$500	$10,643
Total ALL	$2,566	$3,806	$1,007	$3,707	$223	$500	$11,809

December 31, 2014

Individually evaluated for impairment	$36	$1,141	$0	$59	$0	$0	$1,236
Collectively evaluated for impairment	$2,388	$2,771	$1,680	$3,803	$187	$0	$10,829
Total ALL	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065

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

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (a) the present value of expected future cash flows discounted at the loan’s effective interest rate; (b) the loan’s observable market price; or (c) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management primarily utilizing the fair value of collateral method. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If an updated appraisal has not been received and reviewed in time for the determination of estimated fair value at quarter (or year) end, or if the appraisal is found to be deficient following the Corporation’s internal appraisal review process and re-ordered, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located. The discount rates in the appraisal discount grid are updated periodically to reflect the most current knowledge that management has available, including the results of current appraisals. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2015 and December 31, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
June 30, 2015
Commercial real estate
Non owner-occupied	$138	$30	$4,492	$4,630	$4,640
All other CRE	0	0	7,968	7,968	8,459
Acquisition and development
1-4 family residential construction	700	68	0	700	746
All other A&D	4,472	984	720	5,192	8,933
Commercial and industrial	0	0	1,474	1,474	2,336
Residential mortgage
Residential mortgage - term	298	84	3,958	4,256	4,622
Residential mortgage – home equity	0	0	364	364	385
Consumer	0	0	0	0	0
Total impaired loans	$5,608	$1,166	$18,976	$24,584	$30,121

December 31, 2014
Commercial real estate
Non owner-occupied	$143	$35	$4,353	$4,496	$4,543
All other CRE	0	0	7,453	7,453	7,944
Acquisition and development
1-4 family residential construction	790	105	0	790	836
All other A&D	3,615	1,037	2,148	5,763	9,590
Commercial and industrial	0	0	1,861	1,861	2,723
Residential mortgage
Residential mortgage – term	296	59	3,779	4,075	4,485
Residential mortgage – home equity	0	0	343	343	363
Consumer	0	0	0	0	0
Total impaired loans	$4,844	$1,236	$19,937	$24,781	$30,484

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where, due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs generally remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL. At June 30, 2015, $.5 million of the ALL was considered to be unallocated.

The following tables present the activity in the ALL for the six- and three-month periods ended June 30, 2015 and 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065
Charge-offs	(287)	(256)	0	(36)	(174)	0	(753)
Recoveries	65	41	20	133	112	0	371
Provision	364	109	(693)	(252)	98	500	126
ALL balance at June 30, 2015	$2,566	$3,806	$1,007	$3,707	$223	$500	$11,809

ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$0	$13,594
Charge-offs	(21)	(1,520)	(208)	(566)	(263)	0	(2,578)
Recoveries	10	71	7	156	262	0	506
Provision	(1,202)	919	988	268	(32)	0	941
ALL balance at June 30, 2014	$2,839	$3,642	$1,553	$4,178	$251	$0	$12,463

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at April 1, 2015	$2,576	$3,692	$1,477	$3,790	$216	$0	$11,751
Charge-offs	0	(25)	0	(73)	(78)	0	(176)
Recoveries	62	26	13	28	53	0	182
Provision	(72)	113	(483)	(38)	32	500	52
ALL balance at June 30, 2015	$2,566	$3,806	$1,007	$3,707	$223	$500	$11,809

ALL balance at April 1, 2014	$3,399	$3,896	$1,070	$3,962	$245	$0	$12,572
Charge-offs	0	(701)	(56)	(98)	(84)	0	(939)
Recoveries	0	59	4	107	83	0	253
Provision	(560)	388	535	207	7	0	577
ALL balance at June 30, 2014	$2,839	$3,642	$1,553	$4,178	$251	$0	$12,463

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,224	$78	$0	$1,105	$11	$0
All other CRE	7,533	55	8	9,936	81	44
Acquisition and development
1-4 family residential construction	760	18	0	1,919	25	0
All other A&D	5,417	63	0	8,567	96	0
Commercial and industrial	1,617	47	18	2,126	49	2
Residential mortgage
Residential mortgage - term	4,146	82	2	6,648	107	52
Residential mortgage – home equity	373	0	2	686	4	1
Consumer	7	0	0	11	0	0
Total	$24,077	$343	$30	$30,998	$373	$99

	Three months ended			Three months ended
	June 30, 2015			June 30, 2014
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,088	$38	$0	$1,068	$4	$0
All other CRE	7,574	28	7	9,624	40	43
Acquisition and development
1-4 family residential construction	746	9	0	1,549	11	0
All other A&D	5,245	31	0	8,329	35	0
Commercial and industrial	1,495	24	18	2,040	23	0
Residential mortgage
Residential mortgage - term	4,181	42	2	6,489	53	43
Residential mortgage – home equity	388	0	2	739	1	0
Consumer	7	0	0	0	0	0
Total	$23,724	$172	$29	$29,838	$167	$86

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

All loans designated as TDRs are considered impaired loans and may be in either accruing or non-accruing status. The Bank’s policy for recognizing interest income on impaired loans does not differ from its overall policy for interest recognition. Accordingly, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. If the loan was accruing at the time of the modification, then it continues to be in accruing status subsequent to the modification. Non-accrual TDRs may return to accruing status when there has been sufficient payment performance for a period of at least six months. TDRs are considered to be in payment default if, subsequent to modification, the loans are transferred to non-accrual status or to foreclosure. Loans may be removed from being reported as a TDR in the calendar year following the modification if the interest rate at the time of modification was consistent with the interest rate for a loan with comparable credit risk and the loan has performed according to its modified terms for at least six months.

The volume and type of TDR activity is considered in the assessment of the local economic trends’ qualitative factor used in the determination of the ALL for loans that are evaluated collectively for impairment.

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Six Months Ended June 30, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	1	$136
All other CRE	0	0	1	237	5	3,847
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	3	372	0	0
Commercial and industrial	0	0	1	930	0	0
Residential mortgage
Residential mortgage – term	0	0	2	599	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	8	$5,235	7	$4,099

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended June 30, 2015
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	1	237	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	1	930	0	0
Residential mortgage
Residential mortgage – term	0	0	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	2	$1,167	0	$0

During the six months ended June 30, 2015, there were seven new TDRs. In addition, eight existing TDRs which had reached their original modification maturity were re-modified. A $4,324 reduction of the ALL resulted from a change to the impairment evaluation of one loan from evaluated collectively to being evaluated individually. The remaining six new TDRs were impaired at the time of modification, resulting in no impact to the ALL as a result of the modifications and there was no impact to the recorded investment relating to the transfer of these loans.

During the quarter ended June 30, 2015, one residential mortgage loan totaling $70,000 that was modified as a TDR within the previous 12 months was transferred to non-accrual, and is considered a payment default. There were no payment defaults in the quarter ended March 31, 2015.

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

During the quarter ended March 31, 2014, one A&D loan totaling $1.4 million that was modified as a TDR within the previous 12 months was transferred to non-accrual, and is considered a payment default. There were no payment defaults in the quarter ended June 30, 2014.

Note 8 - Other Real Estate Owned

The following table presents the components of Other Real Estate Owned (“OREO”) as of June 30, 2015 and December 31, 2014:

(in thousands)	June 30, 2015	December 31, 2014
Commercial real estate	$1,957	$1,772
Acquisition and development	7,792	9,263
Residential mortgage	1,838	1,897
Total OREO	$11,587	$12,932

The following table presents the activity in the OREO valuation allowance for the six- and three-month periods ended June 30, 2015 and 2014:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Balance January 1	$3,440	$4,047	$3,765	$3,670
Fair value write-down	852	443	346	72
Sales of OREO	(449)	(748)	(268)	0
Balance at end of period	$3,843	$3,742	$3,843	$3,742

The following table presents the components of OREO expenses, net for the six- and three-month periods ended June 30, 2015 and 2014:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Gains on real estate, net	$(78)	$970	$(51)	$995
Fair value write-down, net	852	443	346	72
Expenses, net	456	357	249	169
Rental and other income	(183)	(156)	(129)	(79)
Total OREO expense, net	$1,047	$1,614	$415	$1,157

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of June 30, 2015 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of June 30, 2015, the U.S. Treasuries, U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At June 30, 2015, the Corporation owned 16 pooled trust preferred securities with an amortized cost of $35.6 million and a fair value of $30.0 million. The market for these securities at June 30, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2015, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between June 30, 2015 and December 31, 2014.

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

Other real estate owned – OREO included in the table below are considered impaired with specific write-downs. Fair value of other real estate owned is based on independent third-party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at June 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$30,046	Discounted Cash Flow	Discount Rate	Range of Libor+ 5.50% to 9.50%

Cash Flow Hedge	$(140)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$6,592	Market Comparable Properties	Marketability Discount	3% -15% (1) (weighted avg 12.0%)

Other Real Estate Owned	$2,444	Market Comparable Properties	Marketability Discount	6.7% -15.9% (1) (weighted avg 12.9%)

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$25,339	Discounted Cash Flow	Discount Rate	Range of Libor+ 5% to 12%

Cash Flow Hedge	$(199)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$9,122	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

Other Real Estate Owned	$2,511	Market Comparable Properties	Marketability Discount	10% -15% (1) (weighted avg 11%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at June 30, 2015 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	6/30/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$10,075		$10,075
U.S. government agencies	$44,095		$44,095
Residential mortgage-backed agencies	$19,963		$19,963
Commercial mortgage-backed agencies	$42,866		$42,866
Collateralized mortgage obligations	$13,179		$13,179
Obligations of states and political subdivisions	$45,002		$45,002
Collateralized debt obligations	$30,046			$30,046
Financial Derivative	$(140)			$(140)
Non-recurring:
Impaired loans	$6,592			$6,592
Other real estate owned	$2,444			$2,444

		Fair Value Measurements at December 31, 2014 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$29,596		$29,596
U.S. government agencies	$38,941		$38,941
Residential mortgage-backed agencies	$45,273		$45,273
Commercial mortgage-backed agencies	$25,957		$25,957
Collateralized mortgage obligations	$8,707		$8,707
Obligations of states and political subdivisions	$47,304		$47,304
Collateralized debt obligations	$25,339			$25,339
Financial Derivative	$(199)			$(199)
Non-recurring:
Impaired loans	$9,122			$9,122
Other real estate owned	$2,511			$2,511

There were no transfers of assets between any of the fair value hierarchy for the six-month periods ended June 30, 2015 and 2014.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the six- and three-month periods ended June 30, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains realized/unrealized:
Included in other comprehensive income	4,707	59
Ending balance June 30, 2015	$30,046	$(140)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains realized/unrealized:
Included in other comprehensive income	6,383	185
Ending balance June 30, 2014	$23,921	$(272)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2015	$28,391	$(164)
Total gains realized/unrealized:
Included in other comprehensive income	1,655	24
Ending balance June 30, 2015	$30,046	$(140)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance April 1, 2014	$23,093	$(365)
Total gains realized/unrealized:
Included in other comprehensive income	828	93
Ending balance June 30, 2014	$23,921	$(272)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	June 30, 2015		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$54,913	$54,913	$54,913
Interest bearing deposits in banks	2,991	2,991	2,991
Investment securities - AFS	205,226	205,226		$175,180	$30,046
Investment securities - HTM	107,816	108,417		105,792	2,625
Restricted bank stock	7,180	7,180		7,180
Loans, net	833,281	836,619			836,619
Accrued interest receivable	4,105	4,105		4,105

Financial Liabilities:
Deposits – non-maturity	726,054	726,054		726,054
Deposits – time deposits	277,041	281,345		281,345
Short-term borrowed funds	28,252	28,252		28,252
Long-term borrowed funds	177,572	181,514		181,514
Accrued interest payable	848	848		848
Financial derivative	140	140			140
Off balance sheet financial instruments	0	0	0

	December 31, 2014		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$27,554	$27,554	$27,554
Interest bearing deposits in banks	7,897	7,897	7,897
Investment securities - AFS	221,117	221,117		$195,778	$25,339
Investment securities - HTM	109,449	110,771		108,163	2,608
Restricted bank stock	7,524	7,524		7,524
Loans, net	827,926	830,904			830,904
Accrued interest receivable	4,152	4,152		4,152

Financial Liabilities:
Deposits- non-maturity	689,581	689,581		689,581
Deposits- time deposits	291,742	296,713		296,713
Short-term borrowed funds	39,801	39,801		39,801
Long-term borrowed funds	182,606	187,143		187,143
Accrued interest payable	882	882		882
Financial derivative	199	199			199
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2014 and the three-month periods ended March 31, 2015 and June 30, 2015:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2014	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	4,349	8,712	(2,395)	155	(6,513)	(319)	3,989
Amounts reclassified from accumulated other comprehensive income	(405)	25	140	0	209	22	(9)
Balance - December 31, 2014	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,670	621	0	21	(202)	0	2,110
Amounts reclassified from accumulated other comprehensive income	(100)	58	70	0	112	10	150
Balance – March 31, 2015	$(2,109)	$(1,876)	$(2,185)	$(98)	$(11,482)	$(223)	$(17,973)
Other comprehensive income/(loss) before reclassifications	1,350	36	0	14	(856)	0	544
Amounts reclassified from accumulated other comprehensive income	(104)	(48)	91	0	110	11	60
Balance – June 30, 2015	$(863)	$(1,888)	$(2,094)	$(84)	$(12,228)	$(212)	$(17,369)

The following tables present the components of comprehensive income for the six- and three-month periods ended June 30, 2015 and 2014:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$5,024	$(2,004)	$3,020
Less: accretable yield recognized in income	340	(136)	204
Net unrealized gains on investments with OTTI	4,684	(1,868)	2,816

Available for sale securities – all other:
Unrealized holding gains	1,092	(435)	657
Less: losses recognized in income	(17)	7	(10)
Net unrealized gains on all other AFS securities	1,109	(442)	667

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(268)	107	(161)
Net unrealized gains on HTM securities	268	(107)	161

Cash flow hedges:
Unrealized holding gains	59	(24)	35

Pension Plan:
Unrealized net actuarial loss	(1,759)	701	(1,058)
Less: amortization of unrecognized loss	(372)	148	(224)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	(1,391)	555	(836)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(24)	10	(14)
Less: amortization of prior service costs	(10)	3	(7)
Net SERP liability adjustment	34	(13)	21
Other comprehensive income	$4,763	$(1,899)	$2,864

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the six months ended June 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$5,401	$(2,160)	$3,241
Less: accretable yield recognized in income	331	(132)	199
Net unrealized gains on investments with OTTI	5,070	(2,028)	3,042

Available for sale securities – all other:
Unrealized holding gains	13,743	(5,494)	8,249
Less: losses recognized in income	(154)	61	(93)
Net unrealized gains on all other AFS securities	13,897	(5,555)	8,342

Held to maturity securities:
Unrealized holding losses	(3,984)	1,593	(2,391)
Less: amortization recognized in income	(32)	13	(19)
Net unrealized losses on HTM securities	(3,952)	1,580	(2,372)

Cash flow hedges:
Unrealized holding gains	185	(74)	111

Pension Plan:
Unrealized net actuarial loss	(112)	45	(67)
Less: amortization of unrecognized loss	(187)	75	(112)
Less: amortization of transition asset	20	(8)	12
Less: amortization of prior service costs	(6)	2	(4)
Net pension plan liability adjustment	61	(24)	37

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	9	(4)	5
Less: amortization of prior service costs	(10)	4	(6)
Net SERP liability adjustment	1	0	1
Other comprehensive income	$15,262	$(6,101)	$9,161

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,246	$(896)	$1,350
Less: accretable yield recognized in income	173	(69)	104
Net unrealized gains on investments with OTTI	2,073	(827)	1,246

Available for sale securities – all other:
Unrealized holding gains	60	(24)	36
Less: gains recognized in income	80	(32)	48
Net unrealized losses on all other AFS securities	(20)	8	(12)

Held to maturity securities:
Unrealized holding losses	0	0	0
Less: amortization recognized in income	(152)	61	(91)
Net unrealized gains on HTM securities	152	(61)	91

Cash flow hedges:
Unrealized holding gains	24	(10)	14

Pension Plan:
Unrealized net actuarial loss	(1,425)	569	(856)
Less: amortization of unrecognized loss	(186)	74	(112)
Less: amortization of transition asset	5	(2)	3
Less: amortization of prior service costs	(3)	2	(1)
Net pension plan liability adjustment	(1,241)	495	(746)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	(12)	5	(7)
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	17	(6)	11
Other comprehensive income	$1,005	$(401)	$604

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended June 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$852	$(341)	$511
Less: accretable yield recognized in income	171	(68)	103
Net unrealized gains on investments with OTTI	681	(273)	408

Available for sale securities – all other:
Unrealized holding gains	8,753	(3,499)	5,254
Less: losses recognized in income	(86)	34	(52)
Net unrealized gains on all other AFS securities	8,839	(3,533)	5,306

Held to maturity securities:
Unrealized holding losses	(3,984)	1,593	(2,391)
Less: amortization recognized in income	(32)	13	(19)
Net unrealized losses on HTM securities	(3,952)	1,580	(2,372)

Cash flow hedges:
Unrealized holding gains	93	(37)	56

Pension Plan:
Unrealized net actuarial gain	186	(74)	112
Less: amortization of unrecognized loss	(94)	38	(56)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	273	(109)	164

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	5	(1)	4
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	0	0	0
Other comprehensive income	$5,934	$(2,372)	$3,562

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the six- and three-month periods ended June 30, 2015 and 2014:

Amounts Reclassified From Accumulated Other Comprehensive Loss (in thousands)	For the six months ended June 30, 2015	For the six months ended June 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable yield	$340	$331	Interest income on taxable investment securities
Taxes	(136)	(132)	Tax expense
	$204	$199	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Losses on sales	$(17)	$(154)	Net gains/(losses) - other
Taxes	7	61	Tax benefit
	$(10)	$(93)	Net of tax
Unrealized gains and losses on held to maturity securities:
Amortization	$(268)	$(32)	Interest income on taxable investment securities
Taxes	107	13	Tax benefit
	$(161)	$(19)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(372)	(187)	Salaries and employee benefits
Amortization of transition asset	10	20	Salaries and employee benefits
Amortization of prior service costs	(7)	(6)	Salaries and employee benefits
Taxes	147	69	Tax benefit
	$(222)	$(104)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(24)	9	Salaries and employee benefits
Amortization of prior service costs	(10)	(10)	Salaries and employee benefits
Taxes	13	0	Tax benefit
	$(21)	$(1)	Net of tax

Total reclassifications for the period	$(210)	$(18)	Net of tax

Amounts Reclassified From Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended June 30, 2015	For the Three months ended June 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$173	$171	Interest income on taxable investment securities
Taxes	(69)	(68)	Tax expense
	$104	$103	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains/(losses) on sales	$80	$(86)	Net gains/(losses) - other
Taxes	(32)	34	Tax expense/benefit
	$48	$(52)	Net of tax
Unrealized gains and losses on held to maturity securities:
Amortization	$(152)	$(32)	Interest income on taxable investment securities
Taxes	61	13	Tax benefit
	$(91)	$(19)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(186)	(94)	Salaries and employee benefits
Amortization of transition asset	5	10	Salaries and employee benefits
Amortization of prior service costs	(4)	(3)	Salaries and employee benefits
Taxes	75	35	Tax benefit
	$(110)	$(52)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized gain	(12)	5	Salaries and employee benefits
Amortization of prior service costs	(5)	(5)	Salaries and employee benefits
Taxes	6	0	Tax benefit
	$(11)	$0	Net of tax

Total reclassifications for the period	$(60)	$(20)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.03% at June 30, 2015), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.03% at June 30, 2015) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In January 2015, First United Corporation received approval and paid each of the quarterly interest payments through March 2015. In April 2015, the Corporation received approval to pay the June 2015 interest payments. In July 2015, approval was received to pay the September 2015 interest payments.

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

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Corporation’s Board of Directors voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making a $6.5 million payment to the Treasury, representing the quarterly dividend payment due in May 2014 and all unpaid dividends that accrued during the suspension period. In January 2015, the Corporation received approval and paid the $.7 million in quarterly dividends due in February 2015. In April 2015, the Corporation received approval to pay the May 2015 payment. In July 2015, approval was received to pay the August payment.

Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment on the Series A Preferred Stock. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, the declaration and payment of which, as discussed above, are subject to the prior approval of the FDIC and the Maryland Commissioner. If First United Corporation and/or the Bank do not obtain the regulatory approvals required for a particular quarterly dividend, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010 when it approved the above-mentioned deferral of dividends on the Series A Preferred Stock. That Board of Directors has not resumed the payment of cash dividends on the common stock, and no assurance can be given with respect to if or when such resumption will occur.

Note 12 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Six months ended June 30, 2015	Year ended December 31, 2014
Securities sold under agreements to repurchase:
Outstanding at end of period	$28,252	$39,801
Weighted average interest rate at end of period	0.19%	0.15%
Maximum amount outstanding as of any month end	$35,134	$53,819
Average amount outstanding	$34,353	$45,702
Approximate weighted average rate during the period	0.16%	0.13%

At June 30, 2015, the repurchase agreements were secured by $55.3 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	June 30,	December 31,
(in thousands)	2015	2014
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at June 30, 2015	$135,842	$135,876
Junior subordinated debt, bearing variable interest rate of 3.03% at June 30, 2015	30,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at June 30, 2015	10,801	10,801
Total long-term debt	$177,572	$182,606

At June 30, 2015, the long-term FHLB advances were secured by $211.5 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	June 30, 2015			December 31, 2014
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2015	30,000	0	30,000	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,643	30,929	77,572	77,606
Total long-term debt	$146,643	$30,929	$177,572	$182,606

Note 13 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$168	$129	$84	$64
Interest cost	774	737	387	371
Expected return on assets	(1,484)	(1,328)	(741)	(663)
Amortization of transition asset	(10)	(20)	(5)	(10)
Amortization of net actuarial loss	372	187	186	94
Amortization of prior service cost	6	6	3	3
Net pension credit included in employee benefits	$(174)	$(289)	$(86)	$(141)

SERP	For the six months ended		For the three months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Service cost	$58	$48	$29	$24
Interest cost	116	114	58	57
Amortization of recognized loss/(gain)	24	(9)	12	(5)
Amortization of prior service cost	10	10	5	5
Net SERP expense included in employee benefits	$208	$163	$104	$81

The Pension Plan is a noncontributory defined benefit pension plan covers our employees who were hired prior to the freeze and others who were grandfathered into the plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment.

Effective April 30, 2010, the Pension Plan was amended, resulting in a “soft freeze”, the effect of which prohibits new entrants into the plan and ceases crediting of additional years of service after that date. Effective January 1, 2013, the Pension Plan was amended to unfreeze it for those employees for whom the sum of (a) their ages, at their closest birthday, plus (b) years of service for vesting purposes equals 80 or greater. The “soft freeze” continues to apply to all other plan participants. Pension benefits for these participants are managed through discretionary contributions to the First United Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”).

The Bank established the SERP in 2001as an unfunded supplemental executive retirement plan. The SERP is available only to a select group of management or highly compensated employees to provide supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Bank acquired Bank Owned Life Insurance (“BOLI”) policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs.

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

Stock-based awards were made to non-employee directors in May 2015 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director’s annual retainer is paid in 1,000 shares of common stock, with the remainder of $10,000 paid in cash or any portion thereof, in shares of stock. Prior to May 2014, the retainer of the 1,000 shares of stock was paid in shares of stock in the amount of $5,000. A total of 16,022 fully-vested shares of common stock were issued to directors in 2015, which had a fair market value of $8.96 per share. Director stock compensation expense was $75,959 for the six months ended June 30, 2015 and $56,010 for the six months ended June 30, 2014. Stock compensation expense was $36,934 and $33,515 for the three months ended June 30, 2015 and 2014, respectively.

In the first quarter of 2015, a one-time stock grant was awarded to two executive officers in the amount of 10,232 shares. These shares do not have any performance restrictions; however, they have a two-year vesting period. Executive stock compensation expense was $20,712 for the six months ended June 30, 2015 and $11,382 for the three months ended June 30, 2015.

Note 15 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $.8 million of outstanding standby letters of credit at June 30, 2015 and $.9 million at December 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at June 30, 2015 and December 31, 2014 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of June 30, 2015, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contract was ($140) thousand at June 30, 2015 and ($199) thousand at December 31, 2014 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.9 million was posted as collateral as of June 30, 2015.

For the six months ended June 30, 2015, the Corporation recorded an increase in the value of the derivatives of $59 thousand and the related deferred tax benefit of $24 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the six months ending June 30, 2015. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of June 30, 2015.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the six- and three-months ended June 30, 2015 and 2014.

Derivative in Cash Flow Hedging Relationships

(in thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Six months ended:
June 30, 2015	$35	$0	$0
June 30, 2014	111	0	0
Three months ended:
June 30, 2015	$14	$0	$0
June 30, 2014	56	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 17 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At June 30, 2015, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $9.3 million at June 30, 2015 and $9.4 million at December 31, 2014.

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

The Corporation accounts for its investment in Liberty Mews utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

The Corporation’s tax expense for the six months ended June 30, 2015 was approximately $.2 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At June 30, 2015 and December 31, 2014, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of June 30, 2015, the Corporation’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	June 30,	December 31,
(in thousands)	2015	2014
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$4,141	$4,429
Maximum exposure to loss	4,141	4,429

Note 18 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 16 to the Consolidated Financial Statements for more information.

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

The Bank enters into agreements under which it sells interests in U.S. securities to certain customers subject to an obligation to repurchase, and on the part of the customers to resell, such interests. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing arrangements (i.e. secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Consolidated Statement of Condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. In addition, as the Bank does not enter into reverse repurchase agreements, there is no such offsetting to be done with the repurchase agreements. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Bank be in default (i.e. fails to repurchase the U.S. securities on the maturity date of the agreement). The investment security collateral, maintained at 102% of the borrowing, is held by a third party financial institution in the counterparty’s custodial account.

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of June 30, 2015 and December 31, 2014.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Interest Rate Swap Agreements	$140	$0	$140	$(140)	$0	$0

Repurchase Agreements	$28,252	$0	$28,252	$(28,252)	$0	$0
December 31, 2014
Interest Rate Swap Agreements	$199	$0	$199	$(199)	$0	$0

Repurchase Agreements	$39,801	$0	$39,801	$(39,801)	$0	$0

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, and the Corporation adopted ASU 2015-01 effective January 1, 2015, which had no material impact on the Corporation’s financial condition or results of operations.

In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure, an amendment of ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 specifies that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the loan has a government guarantee that is not separable from the loan before foreclosure; and at the time of foreclosure, the creditor has the intent to convey the real estate to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the amount of the claim, which must be a fixed amount determined on the basis of the fair value of the real estate. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-14 using the prospective transition method, with no material impact on the Corporation’s financial condition or results of operations.

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-11, with no material impact on the Corporation’s financial condition or results of operations. The disclosures required by the ASU are found in Note 12.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In April 2015, the FASB issued proposed ASU 2015-240 to defer the date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Comments were requested by May 29, 2015. The Corporation is evaluating the provisions of ASU 2014-09, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance clarifying when an in substance repossession or foreclosure occurs that would require a loan receivable to be derecognized and the real estate property recognized. ASU 2014-04 specifies the circumstances when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, and requires interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-04 using the prospective transition method. The adoption had no material impact on the Corporation’s financial condition or results of operations.

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

At June 30, 2015, the Corporation had total assets of $1.3 billion, net loans of $833.3 million, and deposits of $1.00 billion. Shareholders’ equity at June 30, 2015 was $113.2 million.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million recorded as goodwill at June 30, 2015 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: (a) the discount rate; and (b) the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 13 to the consolidated financial statements presented elsewhere in this report.

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2014.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the six-month periods ended June 30, 2015 and 2014 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Six months ended June 30,
	2015	2014
Per Share Data
Basic and diluted net income per common share	$0.19	$0.22
Basic and diluted book value per common share	$13.29	$13.15

Significant Ratios
Return on Average Assets (a)	0.38%	0.39%
Return on Average Equity (a)	4.60%	4.82%
Average Equity to Average Assets	9.12%	8.09%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $1.2 million for the first six months of 2015, compared to $1.3 million for the same period of 2014. Basic and diluted net income per common share for the first six months of 2015 was $.19, compared to basic and diluted net income per common share of $.22 for the same period of 2014. The slight decrease in earnings was due primarily to a decrease in net interest income of $.2 million and a decrease in other operating income of $.7 million due to a decline in net gains. These decreases in income were offset by a decrease in provision expense of $.8 million. The net interest margin for the first six months of 2015, the year ended December 31, 2014 and the first six months of 2014, on a fully tax equivalent (“FTE”) basis, was 3.04%, 3.00% and 3.06%, respectively. The increase in the net interest margin for the first six months of 2015 when compared to the margin recorded for the year ended December 31, 2014 was due primarily to the Bank’s receipt of $.3 million of deferred interest on one bond in the CDO portfolio during the first six months of 2015.

The provision for loan losses decreased to $.1 million for the six months ended June 30, 2015, compared to $.9 million for the six months ended June 30, 2014. The decrease was driven by lower historical loss factors and lower charge-offs. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.5 million during the six months ended June 30, 2015 when compared to the same period of 2014 due to a decrease of $9.7 million in average interest-bearing deposits as well as a 17 basis point decrease in the average rate paid and a decrease of 23 basis points in the average rate paid on long-term borrowings. Our management and retail staff continues to focus on shifting the Bank’s deposit mix away from higher cost certificates of deposit and towards lower cost core deposit accounts. This strategic focus will continue throughout 2015 as we continue to place an emphasis on the full relationship customer.

Other operating income decreased $.7 million during the first six months of 2015 when compared to the same period of 2014. This decrease was primarily attributable to a $.9 million decrease in gains on the sale of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years. The decrease in gains was offset by increases in trust and brokerage income and earnings on Bank Owned Life Insurance.

Operating expenses remained constant in the first six months of 2015 when compared to the same period of 2014. This was due to a $.6 million decrease in other real estate owned (“OREO”) expenses primarily due to a reduction in valuation allowances, offset by a $.6 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and personnel costs.

Consolidated net income available to common shareholders was $.5 million, or $.08 per common share, for the second quarter of 2015, compared to $.4 million, or $.07 per common share, for the same period of 2014. The increase in earnings for the second quarter of 2015 when compared to the second quarter of 2014 was due to a $.5 million decrease in provision expense, a decrease of $.7 million in OREO expenses and a decrease of $.1 million in dividends attributable to the Series A Preferred Stock. These items were offset by a $.9 million decrease in securities gains and a $.3 million increase in salaries and benefits. The net interest margin for the second quarter of 2015, on a FTE basis, decreased to 3.00% when compared to 3.04% for the same period of 2014.

Other operating income decreased $.8 million during the second quarter of 2015 when compared to the same period of 2014. This decrease was primarily due to an decrease of $.9 million in gains on sales of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years. As a result of the activity spurred by the Volcker Rule, which was clarified during the first quarter of 2015, we had the opportunity to take advantage of the market and sell these securities at a gain to book value.

Operating expenses decreased $.3 million in the second quarter of 2015 when compared to the same period of 2014. This decrease was due to a decrease of $.7 million in OREO expenses relating to a reduction in valuation allowances offset by a $.3 million increase in salaries and benefits due primarily to increased pension costs and health care costs.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the six-month periods ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$839,577	$18,256	4.38%	$812,165	$18,716	4.65%
Investment Securities:
Taxable	291,814	3,610	2.49	313,201	3,744	2.42
Non taxable	36,551	1,070	5.91	42,487	1,286	6.14
Total	328,365	4,680	2.87	355,688	5,030	2.85
Federal funds sold	20,588	16	0.16	27,908	31	0.23
Interest-bearing deposits with other banks	5,094	3	0.12	8,055	1	0.03
Other interest earning assets	7,300	156	4.31	7,695	144	3.79
Total earning assets	1,200,924	23,111	3.88%	1,211,511	23,922	3.98%
Allowance for loan losses	(12,004)			(13,049)
Non-earning assets	149,258			145,264
Total Assets	$1,338,178			$1,343,726

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$149,506	$56	0.08%	$147,584	$69	0.10%
Interest-bearing money markets	220,813	237	0.22	212,392	241	0.23
Savings deposits	134,131	121	0.18	121,137	114	0.19
Time deposits:
Less than $100k	145,800	770	1.06	169,894	918	1.10
$100k or more	137,936	874	1.28	146,914	993	1.37
Short-term borrowings	34,353	28	0.16	43,905	30	0.14
Long-term borrowings	179,631	2,936	3.30	182,654	3,197	3.53
Total interest-bearing liabilities	1,002,170	5,022	1.01%	1,024,480	5,562	1.09%
Non-interest-bearing deposits	205,773			188,585
Other liabilities	18,814			22,036
Shareholders’ Equity	111,421			108,625
Total Liabilities and Shareholders’ Equity	$1,338,178			$1,343,726
Net interest income and spread		$18,089	2.86%		$18,360	2.89%
Net interest margin			3.04%			3.06%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income on an FTE basis decreased $.3 million (1.5%) during the first six months of 2015 over the same period in 2014 due to a $.8 million (3.4%) decrease in interest income, which was partially offset by a $.5 million (9.7%) decrease in interest expense. The net interest margin in the first six months of 2015 was 3.04%, compared to 3.06% for the first six months of 2014.

The decrease in interest income was due to a $10.6 million decrease in average earning asset balances; however, the ten basis point reduction in the rates earned was the largest contributor when comparing the first six months of 2015 to the same period of 2014. The decline was due to the loan portfolio repricing and new loans booked at lower rates. The decrease was offset by an increase in the investment portfolio, primarily related to the cash receipt of $.3 million of deferred interest in the CDO portfolio. The decrease in average earning assets was due to a $27.3 million reduction in investment securities and a $7.3 million decrease in fed funds sold, partially offset by a $27.4 million increase in loans.

Interest expense decreased during the first six months of 2015 when compared to the same period of 2014 due to an overall reduction in the average rate paid on interest-bearing liabilities and a decrease of $22.3 million on our average interest-bearing liabilities. The effect in the average rate paid was a eight basis point decrease from 1.09% for the six months ended June 30, 2014 to 1.01% for the same period of 2015.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$841,505	$9,118	4.35%	$814,848	$9,368	4.61%
Investment Securities:
Taxable	290,987	1,749	2.41	316,407	1,755	2.22
Non taxable	35,602	517	5.82	41,741	629	6.03
Total	326,589	2,266	2.78	358,148	2,384	2.67
Federal funds sold	20,532	9	0.18	24,280	14	0.23
Interest-bearing deposits with other banks	3,539	1	0.11	7,672	1	0.05
Other interest earning assets	7,144	77	4.32	7,527	144	7.76
Total earning assets	1,199,309	11,471	3.84%	1,212,475	11,911	3.94%
Allowance for loan losses	(11,869)			(12,634)
Non-earning assets	152,991			143,270
Total Assets	$1,340,431			$1,343,111

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$153,079	$26	0.07%	$147,033	$29	0.08%
Interest-bearing money markets	221,709	123	0.22	214,096	130	0.25
Savings deposits	136,280	60	0.18	123,427	59	0.19
Time deposits:
Less than $100k	143,773	377	1.05	166,397	450	1.10
$100k or more	136,770	431	1.26	144,724	500	1.40
Short-term borrowings	33,495	14	0.17	44,431	16	0.14
Long-term borrowings	177,578	1,462	3.30	182,645	1,543	3.39
Total interest-bearing liabilities	1,002,684	2,493	1.00%	1,022,753	2,727	1.07%
Non-interest-bearing deposits	206,031			200,525
Other liabilities	19,514			18,640
Shareholders’ Equity	112,202			101,193
Total Liabilities and Shareholders’ Equity	$1,340,431			$1,343,111
Net interest income and spread		$8,978	2.84%		$9,184	2.87%
Net interest margin			3.00%			3.04%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income on an FTE basis decreased $.2 million during the second quarter of 2015 over the same period in 2014 due to a $.4 million (3.7%) decrease in interest income, offset by a decrease of $.2 million (8.6%) in interest expense. The decrease in interest income was primarily due to the decrease in the average rate of loans when comparing the two periods. The net interest margin in the second quarter of 2015 decreased to 3.00% when compared to 3.04% for the three months ended June 30, 2014.

Interest expense decreased during the second quarter of 2015 when compared to the same period of 2014 due to the overall reduction in average interest-bearing liabilities of $20.1 million and the reduction in the average rate paid on long-term borrowings and time deposits over $100,000. The reduction in balances was due to the reduction of $4.1 million in interest-bearing deposits as management continued to focus on shifting the deposit mix and reducing certificates of deposit, a $5.1 million decrease in long-term borrowings and a $10.9 million decrease in short-term borrowings. The overall effect was a seven basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.07% for the three months ended June 30, 2014 to 1.00% for the same period of 2015.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the six-month periods ending June 30, 2015 and June 30, 2014:

	2015 Compared to 2014
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,209	$(1,669)	$(460)
Taxable Investments	(537)	402	(135)
Non-taxable Investments	(352)	135	(217)
Federal funds sold	(12)	(3)	(15)
Other interest earning assets	(149)	163	14
Total interest income	159	(972)	(813)

Interest Expense:
Interest-bearing demand deposits	2	(15)	(13)
Interest-bearing money markets	19	(23)	(4)
Savings deposits	23	(16)	7
Time deposits less than $100	(258)	110	(148)
Time deposits $100 or more	(116)	(3)	(119)
Short-term borrowings	(16)	14	(2)
Long-term borrowings	(100)	(161)	(261)
Total interest expense	(446)	(94)	(540)

Net interest income	$605	$(878)	$(273)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ending June 30, 2015 and June 30, 2014:

	2015 Compared to 2014
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,170	$(1,420)	$(250)
Taxable Investments	(620)	614	(6)
Non-taxable Investments	(362)	250	(112)
Federal funds sold	(7)	2	(5)
Other interest earning assets	(202)	135	(67)
Total interest income	(21)	(419)	(440)

Interest Expense:
Interest-bearing demand deposits	4	(7)	(3)
Interest-bearing money markets	17	(24)	(7)
Savings deposits	23	(22)	1
Time deposits less than $100	(240)	167	(73)
Time deposits $100 or more	(102)	33	(69)
Short-term borrowings	(19)	17	(2)
Long-term borrowings	(169)	88	(81)
Total interest expense	(486)	252	(234)

Net interest income	$465	$(671)	$(206)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.1 million for the six months ended June 30, 2015 compared to $.9 million for the six months ended June 30, 2014.  The lower historical loss factors and charge-offs as well as continued reductions in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), were contributing factors to the lower provision expense. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.3 million during the first six months of 2015 when compared to the same period of 2014. This increase was attributable to increases in trust and brokerage income and earnings on Bank Owned Life Insurance offset by declines in service charge income, primarily NSF income.

Net gains of $5,000 were reported in other income in the first six months of 2015, compared to net gains of $1.0 million during the same period of 2014. The decrease resulted from a reduction in gains on sales of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years.

Other operating income, exclusive of gains, remained stable during the second quarter of 2015 when compared to the same period of 2014. We saw increases in trust and brokerage income and earnings on Bank Owned Life Insurance, but these increases were offset by decreases in service charges, primarily NSF income, and other income.

Net gains of $.1 million were reported in other income in the second quarter of 2015, compared to net gains of $1.0 million during the same period of 2014. The decrease resulted from a reduction in gains on sales of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years.

The following table shows the major components of other operating income for the six- and three-month periods ended June 30, 2015 and 2014, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the six months ended		For the three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Service charges	22%	23%	23%	24%
Trust department	43%	41%	42%	42%
Debit card Income	16%	16%	15%	17%
Bank owned life insurance	9%	8%	9%	8%
Brokerage income	7%	6%	7%	6%
Other income	3%	6%	4%	3%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses remained constant in the first six months of 2015 when compared to the same period of 2014. We recorded a $.6 million decrease in OREO expenses due to reduced valuation allowances, which was offset by a $.6 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and personnel costs.

Operating expenses decreased $.4 million in the second quarter of 2015 when compared to the same period of 2014. This decrease was due to a decrease of $.7 million in OREO expenses due to decreases in the valuation allowance offset by a $.3 million increase in salaries and benefits due primarily to increased pension costs and health care costs.

The composition of other operating expenses for the six- and three-month periods ended June 30, 2015 and 2014 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the six months ended		For the three months ended
	June 30,		June 30,
	2015	2014	2015	2014
Salaries and employee benefits	50%	46%	50%	46%
FDIC premiums	5%	4%	4%	4%
Occupancy, equipment and data processing	20%	19%	20%	19%
Professional Services	4%	5%	6%	5%
Other real estate owned	5%	10%	4%	10%
Other	16%	16%	16%	16%
	100%	100%	100%	100%

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

The effective tax rate for the first six months of 2015 was 22.9%, compared to an effective tax rate of 22.4% for the first six months of 2014. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

When compared to December 31, 2014, total assets at June 30, 2015 remained stable at $1.3 billion. During the first six months of 2015, cash and interest-bearing deposits in other banks increased $22.5 million, the investment portfolio decreased $17.5 million, Bank Owned Life Insurance increased $6.1 million due to new general account contracts purchased in the second quarter, and gross loans increased $5.1 million. Total liabilities increased by $6.6 million during the first six months of 2015 due primarily to an increase of $21.8 million in total deposits offset primarily by reductions of $11.5 million in short-term borrowings and $5.0 million in long-term borrowings due to the repayment of First United Corporation’s junior subordinated debentures that matured in March of 2015. Comparing June 30, 2015 to December 31, 2014, shareholders’ equity increased $4.2 million as a result of a $2.9 million decrease in accumulated other comprehensive loss and $1.2 million in earnings during the first six months of 2015.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	June 30, 2015		December 31, 2014
Commercial real estate	$261,175	31%	$256,064	30%
Acquisition and development	94,873	11%	99,301	12%
Commercial and industrial	93,531	11%	93,255	11%
Residential mortgage	370,955	44%	367,641	44%
Consumer	24,556	3%	23,730	3%
Total Loans	$845,090	100%	$839,991	100%

Comparing June 30, 2015 to December 31, 2014, outstanding loans increased by $5.1 million (.61%). commercial real estate (“CRE”) loans increased $5.1 million, acquisition and development (“A&D”) loans decreased $4.4 million, commercial and industrial (“C&I”) loans increased $.3 million, residential mortgages increased by $3.3 million, and the consumer portfolio increased by $.8 million. Approximately 43% of the commercial loan portfolio was collateralized by real estate at June 30, 2015 and 44% at December 31, 2014.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	June 30, 2015	% of Applicable Portfolio	December 31, 2014	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$6,590	2.52%	$5,762	2.30%
Acquisition and development	3,012	3.17%	3,609	3.60%
Commercial and industrial	169	0.18%	171	0.20%
Residential mortgage	2,111	0.57%	2,009	0.54%
Consumer	0	0.00%	0	0.00%
Total non-accrual loans	$11,882	1.41%	$11,551	1.38%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	20		1
Commercial and industrial	0		4
Residential mortgage	392		485
Consumer	3		39
Total loans past due 90 days or more	$415		$529

Total non-accrual and accruing loans past due 90 days or more	$12,297		$12,080

Restructured Loans (TDRs):
Performing	$11,333		$7,621
Non-accrual (included above)	7,109		6,063
Total TDRs	$18,442		$13,684

Other real estate owned	$11,587		$12,932

Impaired loans without a valuation allowance	$18,976		$19,937
Impaired loans with a valuation allowance	5,608		4,844
Total impaired loans	$24,584		$24,781

Valuation allowance related to impaired loans	$1,166		$1,236

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $12.7 million at June 30, 2015 and $13.2 million at December 31, 2014. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $4.2 million during the six months ended June 30, 2015, due to the reclassification of two loans totaling $.2 million out of impaired status due to improved performance, and the transfer of a $3.1 million non-owner occupied real estate loan and a $.9 million C&I loan into performing TDR status. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$2,985	2	$270
All other CRE	2	3,024	1	2,843
Acquisition and development
1-4 family residential construction	1	700	1	790
All other A&D	4	2,109	4	2,154
Commercial and industrial	2	1,305	1	404
Residential mortgage
Residential mortgage – term	6	1,210	7	1,160
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	18	$11,333	16	$7,621

Non-accrual
Commercial real estate
Non owner-occupied	1	$133	1	$458
All other CRE	5	3,564	4	2,073
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	2,902	4	3,139
Commercial and industrial	1	169	1	171
Residential mortgage
Residential mortgage – term	3	341	1	222
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	14	7,109	11	6,063
Total TDRs	32	$18,442	27	$13,684

The level of TDRs increased $4.8 million during the six months ended June 30, 2015. Three loans totaling $4.3 million were added to performing TDRs, and four loans totaling $2.2 million were added to non-performing TDRs. Additionally, five loans already in performing TDRs and three loans already in non-performing TDRs were re-modified. There were partial charge-offs totaling $.2 million during the six months ended June 30, 2015 and $1.6 million in net principal payments and payoffs were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the six months ended June 30:

(dollars in thousands)	2015	2014
Balance, January 1	$12,065	$13,594
Charge-offs:
Commercial real estate	(287)	(21)
Acquisition and development	(256)	(1,520)
Commercial and industrial	0	(208)
Residential mortgage	(36)	(566)
Consumer	(174)	(263)
Total charge-offs	(753)	(2,578)
Recoveries:
Commercial real estate	65	10
Acquisition and development	41	71
Commercial and industrial	20	7
Residential mortgage	133	156
Consumer	112	262
Total recoveries	371	506
Net credit losses	(382)	(2,072)
Provision for loan losses	126	941
Balance at end of period	$11,809	$12,463

Allowance for loan losses to loans outstanding (as %)	1.40%	1.51%
Net charge-offs to average loans outstanding during the period,
annualized (as %)	0.09%	0.51%

The ALL decreased to $11.8 million at June 30, 2015, from $12.1 million at December 31, 2014 and $12.5 million at June 30, 2014. The provision for loan losses decreased to $.1 million for the first six months of 2015 compared to $.9 million for the same period of 2014. Net charge-offs decreased to $.4 million for the six months ended June 30, 2015, compared to $2.1 million for the six months ended June 30, 2014. The ratio of the ALL to loans outstanding as of June 30, 2015 was 1.40%, which was less than the 1.51% for the same period last year, due primarily to declines in specific allocations of impaired loans.

The ratio of net charge-offs to average loans for the six months ended June 30, 2015 was an annualized .09%, compared to an annualized .51% for the same period in 2014 and .49% for the year ended December 31, 2014. The CRE portfolio had an annualized net charge-off rate as of June 30, 2015 of .17% compared to an annualized net charge-off rate of .18% as of December 31, 2014. The annualized net charge-off rate for A&D loans as of June 30, 2015 was .87% compared to an annualized net charge-off rate of 2.46% as of December 31, 2014. The ratio for C&I loans improved to a net recovery rate of .04% as of June 30, 2015 compared to a net charge-off rate of .31% as of December 31, 2014. The residential mortgage ratios were a net recovery rate of .05% as of June 30, 2015 and a net charge-off rate of .17% as of December 31, 2014, and the consumer loan ratios were net charge-off rates of .51% and .71% as of June 30, 2015 and December 31, 2014, respectively.

Accruing loans past due 30 days or more decreased to .86% of the loan portfolio at June 30, 2015, compared to 1.62% at December 31, 2014. The decrease for the first six months of 2015 was primarily due to a decrease of $7.3 million in past-due accruing residential mortgage term loans.

Comparing the six-month periods ended June 30, 2015 and June 30, 2014, total non-accrual loan balances have declined. Non-accrual loans totaled $11.9 million at June 30, 2015, compared to $11.6 million at December 31, 2014 and $15.2 million at June 30, 2014. Non-accrual loans which have been subject to a partial charge-off totaled $5.0 million at June 30, 2015, compared to $4.6 million at December 31, 2014.

Management believes that the ALL at June 30, 2015 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At June 30, 2015, the total amortized cost basis of the available-for-sale investment portfolio was $210.1 million, compared to a fair value of $205.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $107.8 million compared to a fair value of $108.4 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	June 30, 2015			December 31, 2014
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. treasuries	$10,059	$10,075	5%	$29,607	$29,596	13%
U.S. government agencies	44,056	44,095	21%	39,077	38,941	18%
Residential mortgage-backed agencies	20,073	19,963	10%	45,175	45,273	21%
Commercial mortgage-backed agencies	42,795	42,866	21%	26,007	25,957	12%
Collateralized mortgage obligations	13,170	13,179	6%	8,611	8,707	4%
Obligations of state and political subdivisions	44,343	45,002	22%	46,151	47,304	21%
Collateralized debt obligations	35,563	30,046	15%	37,117	25,339	11%
Total available for sale	$210,059	$205,226	100%	$231,745	$221,117	100%
Securities Held to Maturity:
U.S. government agencies	$24,611	$24,884	23%	$24,520	$25,034	23%
Residential mortgage-backed agencies	55,616	55,690	51%	58,400	59,008	53%
Commercial mortgage-backed agencies	18,215	18,502	17%	16,425	16,737	15%
Collateralized mortgage obligations	6,749	6,609	6%	7,379	7,384	7%
Obligations of state and political subdivisions	2,625	2,732	3%	2,725	2,608	2%
Total held to maturity	$107,816	$108,417	100%	$109,449	$110,771	100%

Total investment securities available-for-sale decreased $15.9 million since December 31, 2014. At June 30, 2015, the securities classified as available-for-sale included a net unrealized loss of $4.8 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $175.2 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $.7 million at June 30, 2015. The remaining $30.0 million of the securities available-for-sale represents the entire collateralized debt obligation (“CDO”) portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $5.5 million in net unrealized losses associated with this portfolio relates to 16 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $1.4 million represent non-credit related OTTI charges on 12 of the securities, while $4.1 million of unrealized losses relates to four securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of June 30, 2015:

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,344	923	(421)	C	635,775	16.12%	373,167	(45,298)	-12.14%	42 / 55
Preferred Term Security XVI*	C	561	2,117	1,556	C	606,040	31.87%	340,139	(94,013)	-27.64%	37 / 53
Preferred Term Security XVIII*	C	2,203	1,303	(900)	C	676,565	19.56%	352,820	(36,524)	-10.35%	45 / 64
Preferred Term Security XVIII	C	3,061	1,955	(1,106)	C	676,565	19.56%	352,820	(36,524)	-10.35%	45 / 64
Preferred Term Security XIX*	C	2,265	1,666	(599)	C	700,535	9.71%	491,226	(29,511)	-6.01%	52 / 62
Preferred Term Security XIX*	C	1,350	999	(351)	C	700,535	9.71%	491,226	(29,511)	-6.01%	52 / 62
Preferred Term Security XIX*	C	3,121	2,332	(789)	C	700,535	9.71%	491,226	(29,511)	-6.01%	52 / 62
Preferred Term Security XIX*	C	1,352	999	(353)	C	700,535	9.71%	491,226	(29,511)	-6.01%	52 / 62
Preferred Term Security XXII*	C-1	1,643	1,320	(323)	C	1,386,600	19.51%	950,600	(26,084)	-2.74%	66 / 86
Preferred Term Security XXII*	C-1	4,109	3,301	(808)	C	1,386,600	19.51%	950,600	(26,084)	-2.74%	66 / 86
Preferred Term Security XXIII	C-1	1,927	1,124	(803)	C	1,467,000	17.18%	896,185	14,680	1.64%	88 / 106
Preferred Term Security XXIII*	D-1	2,660	3,966	1,306	C	1,467,000	17.18%	896,185	(104,232)	-11.63%	88 / 106
Preferred Term Security XXIII*	D-1	887	1,322	435	C	1,467,000	17.18%	896,185	(104,232)	-11.63%	88 / 106
Preferred Term Security XXIV*	C-1	1,080	1,072	(8)	C	1,050,600	28.63%	636,394	(150,420)	-23.64%	58 / 83
Preferred Term Security I-P-IV	B-1	3,000	2,118	(882)	CCC-	325,000	0.00%	156,250	35,999	23.04%	16 / 16
Preferred Term Security I-P-IV	B-1	5,000	3,529	(1,471)	CCC-	325,000	0.00%	156,250	35,999	23.04%	16 / 16

Total Level 3 Securities Available for Sale		35,563	30,046	(5,517)

*	Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.71% to 31.87% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of June 30, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at June 30, 2015, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2014 and June 30, 2015.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first six months of 2015.

On December 10, 2013, to implement Section 619 of the Dodd-Frank Act, the four federal banking regulatory agencies and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (a) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (b) a commodity pool with certain characteristics, and/or (c) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 16 CDOs held by the Bank, 14 were issued in exempt offerings. The two remaining CDOs are collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of June 30, 2015, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(dollars in thousands)	June 30, 2015		December 31, 2014
Non-interest bearing demand deposits:
Retail	$210,778	21.0%	$201,188	20.5%
Brokered	245	0.0%	0	0.0%
Interest-bearing deposits:
Demand	156,646	15.6%	134,302	13.7%
Money Market:
Retail	218,735	21.8%	224,699	22.9%
Brokered	868	0.1%	66	0.0%
Savings deposits	138,782	13.8%	129,326	13.2%
Time deposits less than $100,000:
Retail	137,413	13.7%	146,058	14.9%
Brokered/CDARS	541	0.1%	706	0.1%
Time deposits $100,000 or more:
Retail	135,840	13.6%	141,455	16.0%
Brokered/CDARS	3,247	0.3%	3,523	1.0%
Total Deposits	$1,003,095	100%	$981,323	100%

Total deposits increased $21.8 million during the first six months of 2015 when compared to deposits at December 31, 2014. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $10.7 million. Traditional savings accounts increased $9.5 million due to continued growth in our Prime Saver product. Total demand deposits increased $22.3 million and total money market accounts decreased $6.0 million. Time deposits less than $100,000 declined $8.8 million and time deposits greater than $100,000 decreased $5.9 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	June 30,	December 31,
(in thousands)	2015	2014
Securities sold under agreements to repurchase	$28,252	$39,801
Total short-term borrowings	$28,252	$39,801

FHLB advances	$135,842	$135,876
Junior subordinated debt	41,730	46,730
Total long-term borrowings	$177,572	$182,606

Total short-term borrowings decreased by approximately $11.5 million during the first six months of 2015 due primarily to decreases in our Treasury Management products. Long-term borrowings decreased by $5.0 million during the first six months of 2015 due to the maturity of the subordinated debentures of $5.0 million and scheduled monthly amortization of long-term advances.

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

At June 30, 2015, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At June 30, 2015, the Bank had $70 million available through unsecured lines of credit with correspondent banks, $22.4 million available through a secured line of credit with the Fed Discount Window and approximately $62.7 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	June 30, 2015	December 31, 2014	Required for Capital Adequacy Purposes	Required for Capital Adequacy Purposes		Required to be Well Capitalized	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.70%	15.40%	8.00%			10.00%
First United Bank & Trust	15.53%	15.60%	8.00%			10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	13.53%	14.23%	4.00%	6.00	%(1)	6.00%	8.00	%(1)
First United Bank & Trust	14.38%	14.43%	4.00%	6.00	%(1)	6.00%	8.00	%(1)

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	8.89%	N/A	4.50%			6.50%
First United Bank & Trust	14.38%	N/A	4.50%			6.50%

Tier 1 Capital (to average assets)
Consolidated	10.32%	11.29%	4.00%			5.00%
First United Bank & Trust	11.07%	11.43%	4.00%			5.00%

(1) Effective January 1, 2015

In June 2009, in connection with its participation in the Treasury’s Troubled Asset Relief Program Capital Purchase Program, First United Corporation issued to the Treasury a 10-year warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share. On May 26, 2015, the Corporation repurchased the warrant from the Treasury for a purchase price of $120,786, which is included in other expense. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in the Corporation.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $110.5 million and $.8 million, respectively, at June 30, 2015, compared to $103.0 million and $.9 million, respectively, at December 31, 2014. We are not a party to any other off-balance sheet arrangements.

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

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the periods specified in those rules and forms, and that such information is accumulated and communicated to our management, including First United Corporation’s principal executive officer (“CEO”) and the principal accounting officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of June 30, 2015 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first six months of 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date:	August 10, 2015	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date	August 10, 2015	/s/ Tonya K. Sturm
Tonya K. Sturm, Vice President,
Chief Financial Officer
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

