Form 10-Q
period 2015-09-30
FIRST UNITED CORP/MD/
filed 2015-11-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,254,620 shares of common stock, par value $.01 per share, as of October 31, 2015.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$61,406	$27,554
Interest bearing deposits in banks	3,383	7,897
Cash and cash equivalents	64,789	35,451
Investment securities – available-for-sale (at fair value)	185,519	221,117
Investment securities – held to maturity (fair value $108,759 at September 30, 2015 and $110,771 at December 31, 2014)	106,732	109,449
Restricted investment in bank stock, at cost	5,904	7,524
Loans	843,092	839,991
Allowance for loan losses	(12,211)	(12,065)
Net loans	830,881	827,926
Premises and equipment, net	25,013	25,629
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	39,853	33,504
Deferred tax assets	23,928	25,907
Other real estate owned	7,477	12,932
Accrued interest receivable and other assets	19,215	21,853
Total Assets	$1,320,315	$1,332,296

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$214,975	$201,188
Interest bearing deposits	781,366	780,135
Total deposits	996,341	981,323

Short-term borrowings	38,460	39,801
Long-term borrowings	147,555	182,606
Accrued interest payable and other liabilities	23,367	19,567
Total Liabilities	1,205,723	1,223,297

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on September 30, 2015 and December 31, 2014	30,000	30,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,255 shares at September 30, 2015 and 6,228 at December 31, 2014	63	62
Surplus	21,939	21,795
Retained earnings	79,841	77,375
Accumulated other comprehensive loss	(17,251)	(20,233)
Total Shareholders’ Equity	114,592	108,999
Total Liabilities and Shareholders’ Equity	$1,320,315	$1,332,296

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine months ended
	September 30,
	2015	2014
	(Unaudited)
Interest income
Interest and fees on loans	$27,549	$28,144
Interest on investment securities
Taxable	5,365	5,323
Exempt from federal income tax	970	1,175
Total investment income	6,335	6,498
Other	268	276
Total interest income	34,152	34,918
Interest expense
Interest on deposits	3,018	3,489
Interest on short-term borrowings	42	46
Interest on long-term borrowings	4,213	4,699
Total interest expense	7,273	8,234
Net interest income	26,879	26,684
Provision for loan losses	626	1,629
Net interest income after provision for loan losses	26,253	25,055
Other operating income
Net gains – other	100	1,127
Total net gains	100	1,127
Service charges	2,177	2,213
Trust department	4,225	3,922
Debit card income	1,586	1,516
Bank owned life insurance	849	737
Brokerage commissions	706	607
Other	308	309
Total other income	9,851	9,304
Total other operating income	9,951	10,431
Other operating expenses
Salaries and employee benefits	15,703	14,613
FDIC premiums	1,404	1,360
Equipment	1,905	1,931
Occupancy	1,867	1,868
Data processing	2,580	2,379
Professional Services	1,145	1,092
Other real estate owned	976	2,128
Other	4,782	5,202
Total other operating expenses	30,362	30,573
Income before income tax expense	5,842	4,913
Provision for income tax expense	1,351	975
Net Income	4,491	3,938
Accumulated preferred stock dividends and discount accretion	(2,025)	(1,925)
Net Income Available to Common Shareholders	$2,466	$2,013
Basic and diluted net income per common share	$0.39	$0.32
Weighted average number of basic and diluted shares outstanding	6,247	6,220

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
	(Unaudited)
Interest income
Interest and fees on loans	$9,311	$9,447
Interest on investment securities
Taxable	1,755	1,579
Exempt from federal income tax	302	371
Total investment income	2,057	1,950
Other	93	100
Total interest income	11,461	11,497
Interest expense
Interest on deposits	960	1,154
Interest on short-term borrowings	14	16
Interest on long-term borrowings	1,277	1,502
Total interest expense	2,251	2,672
Net interest income	9,210	8,825
Provision for loan losses	500	688
Net interest income after provision for loan losses	8,710	8,137
Other operating income
Net gains– other	95	166
Total net gains	95	166
Service charges	792	747
Trust department	1,455	1,354
Debit card income	578	529
Bank owned life insurance	294	249
Brokerage commissions	238	201
Other	90	88
Total other income	3,447	3,168
Total other operating income	3,542	3,334
Other operating expenses
Salaries and employee benefits	5,445	4,910
FDIC premiums	474	478
Equipment	634	625
Occupancy	617	592
Data processing	871	803
Professional Services	240	239
Other real estate owned	(71)	514
Other	1,500	1,747
Total other operating expenses	9,710	9,908
Income before income tax expense	2,542	1,563
Provision for income tax expense	594	223
Net Income	1,948	1,340
Accumulated preferred stock dividends and discount accretion	(675)	(675)
Net Income Available to Common Shareholders	$1,273	$665
Basic and diluted net income per common share	$0.20	$0.10
Weighted average number of basic and diluted shares outstanding	6,255	6,228

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Nine months ended
	September 30,
	2015	2014
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$4,491	$3,938

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	3,729	3,388

Net unrealized gains on all other AFS securities	1,394	8,255

Net unrealized gains/(losses) on HTM securities	225	(2,315)

Net unrealized gains on cash flow hedges	55	137

Net unrealized losses on pension	(2,452)	(650)

Net unrealized gains on SERP	31	1

Other comprehensive income, net of tax	2,982	8,816

Comprehensive income	$7,473	$12,754

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	September 30,
	2015	2014
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$1,948	$1,340

Other comprehensive income/(loss), net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	913	346

Net unrealized gains/(losses) on all other AFS securities	727	(87)

Net unrealized gains on HTM securities	64	57

Net unrealized gains on cash flow hedges	20	26

Net unrealized losses on pension	(1,616)	(687)

Net unrealized gains on SERP	10	0

Other comprehensive income/(loss), net of tax	118	(345)

Comprehensive income	$2,066	$995

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2014	$29,994	$62	$21,661	$74,379	$(24,213)	$101,883

Net income				5,597		5,597
Other comprehensive income					3,980	3,980
Stock based compensation			134			134
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(2,595)		(2,595)

Balance at December 31, 2014	30,000	62	21,795	77,375	(20,233)	108,999

Net income				4,491		4,491
Other comprehensive income					2,982	2,982
Stock based compensation		1	144			145
Preferred stock dividends paid				(2,025)		(2,025)

Balance at September 30, 2015	$30,000	$63	$21,939	$79,841	$(17,251)	$114,592

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$4,491	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	626	1,629
Depreciation	1,307	1,471
Stock compensation	144	95
(Gain)/loss on sales of other real estate owned	(718)	921
Write-downs of other real estate owned	1,202	885
Gain on loan sales	(40)	(37)
Loss on disposal of fixed assets	2	3
Net amortization of investment securities discounts and premiums- AFS	436	152
Net amortization of investment securities discounts and premiums- HTM	78	19
(Gains)/losses on sales of investment securities – available-for-sale	(62)	7
Gain on sales of investment securities – held for trading	0	(1,100)
Amortization of deferred loan fees	(408)	(363)
Decrease in accrued interest receivable and other assets	2,638	2,229
Decrease/(increase) in deferred tax benefit	377	(4)
Decrease in accrued interest payable and other liabilities	(137)	(5,685)
Earnings on bank owned life insurance	(849)	(737)
Net cash provided by operating activities	9,087	3,423

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	38,713	122,291
Proceeds from maturities/calls of investment securities held-to-maturity	6,348	3,275
Proceeds from sales of investment securities available-for-sale	52,672	56,838
Proceeds from sales of investment securities held for trading	0	1,100
Purchases of investment securities available-for-sale	(47,640)	(153,924)
Purchases of investment securities held-to-maturity	(3,709)	(2,421)
Proceeds from sales of other real estate owned	5,870	5,667
Proceeds from loan sales	4,935	4,312
Proceeds from disposal of fixed assets	6	0
Purchase of BOLI policy	(5,500)	0
Net decrease in FHLB stock	1,620	389
Net increase in loans	(8,967)	(23,782)
Purchases of premises and equipment	(699)	(570)
Net cash provided by investing activities	43,649	13,175

Financing activities
Net increase/(decrease) in deposits	15,018	(4,370)
Preferred stock dividends paid	(2,025)	(8,420)
Common stock grants	1	0
Net (decrease)/increase in short-term borrowings	(1,341)	4,318
Payments on long-term borrowings	(35,051)	(49)
Net cash used in financing activities	(23,398)	(8,521)
Increase in cash and cash equivalents	29,338	8,077
Cash and cash equivalents at beginning of the year	35,451	43,063
Cash and cash equivalents at end of period	$64,789	$51,140

Supplemental information
Interest paid	$7,533	$14,995
Non-cash investing activities:
Transfers from loans to other real estate owned	$899	$2,030
Security sold September 30, settled in October	$0	$618
Transfers from securities available for sale to held-to-maturity	$0	$103,934

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine- and three-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2015 presentation. Such reclassifications had no impact on net income or equity.

Subsequent Events –

On October 30, 2015, First United Corporation and its bank subsidiary, First United Bank & Trust (collectively, “First United”), were notified by the Financial Industry Regulatory Authority (“FINRA”) that a FINRA arbitration panel had awarded $11.5 million in compensatory damages to First United in a proceeding that First United brought against FTN Financial Securities Corp. (“FTN”) and two of its representatives. First United alleged, among other things, that, in recommending and selling certain trust preferred securities to First United, FTN committed fraud, breached its fiduciary duty to First United, breached its contract with First United and violated rules concerning suitability and other regulatory standards. FTN paid the $11.5 million award amount to First United on November 5, 2015.

First United Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2015 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

The following tables set forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015			2014
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$4,491			$3,938
Preferred stock dividends	(2,025)			(1,919)
Discount accretion on preferred stock	0			(6)

Net income available to common shareholders	$2,466	6,247	$0.39	$2,013	6,220	$0.32

	Three months ended September 30,
	2015			2014
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,948			$1,340
Preferred stock dividends deferred	(675)			(675)
Discount accretion on preferred stock	0			0

Net income available to common shareholders	$1,273	6,255	$0.20	$665	6,228	$0.10

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2015 and 2014:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net gains – other:
Available-for-sale securities:
Realized gains	$373	$427	$217	$222
Realized losses	(311)	(434)	(138)	(75)
Held-for-trading:
Realized gains	0	1,100	0	0
Gain on sale of consumer loans	40	37	16	19
Loss on disposal of fixed assets	(2)	(3)	0	0
Net gains – other	$100	$1,127	$95	$166

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	September 30,	December 31,
(in thousands)	2015	2014
Cash and due from banks, weighted average interest rate of 0.10% (at September 30, 2015)	$61,406	$27,554

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of September 30, 2015 and December 31, 2014, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), and Merchants and Traders (“M&T”).

	September 30,	December 31,
(in thousands)	2015	2014
FHLB daily investments, interest rate of 0.005% (at September 30, 2015)	$1,521	$983
FTN daily investments, interest rate of 0.07% (at September 30, 2015)	850	850
M&T daily investments, interest rate of 0.15% (at September 30, 2015)	1,012	6,064
	$3,383	$7,897

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2015 and December 31, 2014:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
September 30, 2015
Available for Sale:
U.S. government agencies	$34,096	$125	$0	$34,221	$0
Residential mortgage-backed agencies	14,495	162	163	14,494	0
Commercial mortgage-backed agencies	45,162	669	26	45,805	0
Collateralized mortgage obligations	10,172	92	47	10,217	0
Obligations of states and political subdivisions	48,065	1,081	292	48,854	0
Collateralized debt obligations	35,636	3,631	7,339	31,928	(60)
Total available for sale	$187,626	$5,760	$7,867	$185,519	$(60)

Held to Maturity:
U.S. government agencies	$24,658	$784	$0	$25,442	$0
Residential mortgage-backed agencies	54,869	689	83	55,475	0
Commercial mortgage-backed agencies	18,148	565	0	18,713	0
Collateralized mortgage obligations	6,432	0	34	6,398	0
Obligations of states and political subdivisions	2,625	106	0	2,731	0
Total held to maturity	$106,732	$2,144	$117	$108,759	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$29,607	$0	$11	$29,596	$0
U.S. government agencies	39,077	117	253	38,941	0
Residential mortgage-backed agencies	45,175	510	412	45,273	0
Commercial mortgage-backed agencies	26,007	53	103	25,957	0
Collateralized mortgage obligations	8,611	96	0	8,707	0
Obligations of states and political subdivisions	46,151	1,413	260	47,304	0
Collateralized debt obligations	37,117	1,155	12,933	25,339	6,143
Total available for sale	$231,745	$3,344	$13,972	$221,117	$6,143
Held to Maturity:
U.S. government agencies	$24,520	$514	$0	$25,034	$0
Residential mortgage-backed agencies	58,400	613	5	59,008	0
Commercial mortgage-backed agencies	16,425	312	0	16,737	0
Collateralized mortgage obligations	7,379	5	0	7,384	0
Obligations of states and political subdivisions	2,725	0	117	2,608	0
Total held to maturity	$109,449	$1,444	$122	$110,771	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Proceeds	$52,672	$56,838	$28,005	$616
Realized gains	373	1,527	217	222
Realized losses	311	434	138	75

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2015 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Available for Sale:
Residential mortgage-backed agencies	$0	$0	$8,110	$163
Commercial mortgage-backed agencies	5,733	26	0	0
Collateralized mortgage obligations	5,560	47	0	0
Obligations of states and political subdivisions	18,168	151	4,320	141
Collateralized debt obligations	0	0	22,976	7,339
Total available for sale	$29,461	$224	$35,406	$7,643

Held to Maturity:
Residential mortgage-backed agencies	$7,838	$83	$0	$0
Collateralized mortgage obligations	6,398	34	0	0
Total held to maturity	$14,236	$117	$0	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$27,096	$11	$0	$0
U.S. government agencies	0	$0	$18,819	$253
Residential mortgage-backed agencies	0	0	17,918	412
Commercial mortgage-backed agencies	12,298	97	973	6
Obligations of states and political subdivisions	0	0	8,981	260
Collateralized debt obligations	0	0	20,290	12,933
Total available for sale	$39,394	$108	$66,981	$13,864
Held to Maturity:
Residential mortgage-backed agencies	3,850	5	0	0
Obligations of states and political subdivisions	0	0	2,608	117
Total held to maturity	$3,850	$5	$2,608	$117

Management systematically evaluates securities for impairment on a quarterly basis. Management assesses whether (a) the Corporation has the intent to sell a security being evaluated and (b) it is more likely than not that the Corporation will be required to sell the security prior to its anticipated recovery. If neither applies, then declines in the fair values of securities below their cost that are considered other-than-temporary declines are split into two components. The first is the loss attributable to declining credit quality. Credit losses are recognized in earnings as realized losses in the period in which the impairment determination is made. The second component consists of all other losses, which are recognized in other comprehensive loss. In estimating other-than-temporary impairment (“OTTI”) losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) adverse conditions specifically related to the security, an industry, or a geographic area, (3) the historic and implied volatility of the fair value of the security, (4) changes in the rating of the security by a rating agency, (5) recoveries or additional declines in fair value subsequent to the balance sheet date, (6) failure of the issuer of the security to make scheduled interest or principal payments, and (7) the payment structure of the debt security and the likelihood of the issuer being able to make payments that increase in the future. Management also monitors cash flow projections for securities that are considered beneficial interests under the guidance of ASC Subtopic 325-40, Investments – Other – Beneficial Interests in Securitized Financial Assets,(ASC Section 325-40-35). Further discussion about the evaluation of securities for impairment can be found in Item 2 of Part I of this report under the heading “Investment Securities”.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at September 30, 2015.

U.S. Government Agencies – Available for Sale – There were no U.S. government agencies in an unrealized loss position as of September 30, 2015.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2015. There was one residential mortgage-backed agency security in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2015.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2015. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Available for Sale – There was one collateralized mortgage obligation in an unrealized loss position for less than 12 months as of September 30, 2015. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2015. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Available for Sale – There were 10 obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months at September 30, 2015. There was one security that has been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Collateralized Debt Obligations – Available for Sale - The $7.3 million in unrealized losses greater than 12 months at September 30, 2015 relates to 12 pooled trust preferred securities that are included in the CDO portfolio. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2015. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of September 30, 2015.

Residential Mortgage-Backed Agencies – Held to Maturity - Five residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of September 30, 2015. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2015. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no commercial mortgage-backed agencies in the Held to Maturity portfolio as of September 30, 2015 in a loss position.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligations in an unrealized loss position for less than 12 months as of September 30, 2015. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2015. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Held to Maturity – There were no obligations of state and political subdivisions in the Held to Maturity portfolio as of September 30, 2015 in a loss position.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2015 and 2014:

	Nine months ended September 30,
(in thousands)	2015	2014
Balance of credit-related OTTI at January 1	$12,583	$13,422
Reduction for increases in cash flows expected to be collected	(479)	(501)
Balance of credit-related OTTI at September 30	$12,104	$12,921

	Three months ended September 30,
(in thousands)	2015	2014
Balance of credit-related OTTI at July 1	$12,243	$13,091
Reduction for increases in cash flows expected to be collected	(139)	(170)
Balance of credit-related OTTI at September 30	$12,104	$12,921

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2015 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$37,604	$37,899
Due after five years through ten years	14,765	15,355
Due after ten years	65,428	61,749
	117,797	115,003

Residential mortgage-backed agencies	$14,495	$14,494
Commercial mortgage-backed agencies	45,162	45,805
Collateralized mortgage obligations	10,172	10,217
	$187,626	$185,519
Held to Maturity:
Due after five years through ten years	$15,571	$16,100
Due after ten years	11,712	12,073
	27,283	28,173

Residential mortgage-backed agencies	$54,869	$55,475
Commercial mortgage-backed agencies	18,148	18,713
Collateralized mortgage obligations	6,432	6,398
	$106,732	$108,759

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending-(ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2015.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the nine months ended September 30, 2015, dividends of $234,445 were recognized in earnings. For the comparable period of 2014, dividends of $212,665 were recognized in earnings. For the three months ended September 30, 2015 and 2014, dividends of $78,777 and $68,329, respectively, were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of September 30, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2015

Individually evaluated for impairment	$12,484	$5,690	$1,031	$4,820	$0	$24,025
Collectively evaluated for impairment	$253,449	$93,066	$73,749	$374,127	$24,676	$819,067
Total loans	$265,933	$98,756	$74,780	$378,947	$24,676	$843,092

December 31, 2014

Individually evaluated for impairment	$11,949	$6,553	$1,861	$4,418	$0	$24,781
Collectively evaluated for impairment	$244,115	$92,748	$91,394	$363,223	$23,730	$815,210
Total loans	$256,064	$99,301	$93,255	$367,641	$23,730	$839,991

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system as of September 30, 2015 and December 31, 2014:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2015
Commercial real estate
Non owner-occupied	$125,412	$11,669	$10,462	$147,543
All other CRE	99,712	565	18,113	118,390
Acquisition and development
1-4 family residential construction	15,752	0	700	16,452
All other A&D	75,595	76	6,633	82,304
Commercial and industrial	71,292	252	3,236	74,780
Residential mortgage
Residential mortgage - term	291,679	238	10,350	302,267
Residential mortgage - home equity	74,901	49	1,730	76,680
Consumer	24,659	0	17	24,676
Total	$779,002	$12,849	$51,241	$843,092

December 31, 2014
Commercial real estate
Non owner-occupied	$115,276	$10,884	$11,273	$137,433
All other CRE	90,740	8,618	19,273	118,631
Acquisition and development
1-4 family residential construction	12,920	0	790	13,710
All other A&D	72,323	1,356	11,912	85,591
Commercial and industrial	88,579	884	3,792	93,255
Residential mortgage
Residential mortgage - term	280,113	379	10,934	291,426
Residential mortgage - home equity	74,698	90	1,427	76,215
Consumer	23,658	0	72	23,730
Total	$758,307	$22,211	$59,473	$839,991

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of September 30, 2015 and December 31, 2014:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
September 30, 2015
Commercial real estate
Non owner-occupied	$145,975	$69	$0	$0	$69	$1,499	$147,543
All other CRE	112,969	179	187	148	514	4,907	118,390
Acquisition and development
1-4 family residential construction	16,452	0	0	0	0	0	16,452
All other A&D	79,110	0	252	0	252	2,942	82,304
Commercial and industrial	74,532	79	0	0	79	169	74,780
Residential mortgage
Residential mortgage - term	297,653	438	1,638	509	2,585	2,029	302,267
Residential mortgage - home equity	75,374	798	278	0	1,076	230	76,680
Consumer	24,446	178	52	0	230	0	24,676
Total	$826,511	$1,741	$2,407	$657	$4,805	$11,776	$843,092

December 31, 2014
Commercial real estate
Non owner-occupied	$135,994	$104	$183	$0	$287	$1,152	$137,433
All other CRE	112,825	1,196	0	0	1,196	4,610	118,631
Acquisition and development
1-4 family residential construction	13,710	0	0	0	0	0	13,710
All other A&D	81,702	239	40	1	280	3,609	85,591
Commercial and industrial	93,060	0	20	4	24	171	93,255
Residential mortgage
Residential mortgage - term	279,340	8,654	1,350	416	10,420	1,666	291,426
Residential mortgage - home equity	74,913	577	313	69	959	343	76,215
Consumer	23,316	287	88	39	414	0	23,730
Total	$814,860	$11,057	$1,994	$529	$13,580	$11,551	$839,991

Non-accrual loans which have been subject to a partial charge-off totaled $5.1 million at September 30, 2015, compared to $4.6 million at December 31, 2014. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $2.4 million at September 30, 2015 and $1.9 million at December 31, 2014.

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

The following table summarizes the primary segments of the ALL, as of September 30, 2015 and December 31, 2014 segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2015

Individually evaluated for impairment	$29	$1,607	$0	$84	$0	$0	$1,720
Collectively evaluated for impairment	$2,552	$2,881	$734	$3,608	$216	$500	$10,491
Total ALL	$2,581	$4,488	$734	$3,692	$216	$500	$12,211

December 31, 2014

Individually evaluated for impairment	$36	$1,141	$0	$59	$0	$0	$1,236
Collectively evaluated for impairment	$2,388	$2,771	$1,680	$3,803	$187	$0	$10,829
Total ALL	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2015 and December 31, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2015
Commercial real estate
Non owner-occupied	$137	$29	$4,445	$4,582	$4,592
All other CRE	0	0	7,902	7,902	8,401
Acquisition and development
1-4 family residential construction	700	68	0	700	746
All other A&D	4,419	1,539	571	4,990	8,756
Commercial and industrial	0	0	1,031	1,031	3,298
Residential mortgage
Residential mortgage - term	298	84	4,245	4,543	4,967
Residential mortgage – home equity	0	0	277	277	298
Consumer	0	0	0	0	0
Total impaired loans	$5,554	$1,720	$18,471	$24,025	$31,058

December 31, 2014
Commercial real estate
Non owner-occupied	$143	$35	$4,353	$4,496	$4,543
All other CRE	0	0	7,453	7,453	7,944
Acquisition and development
1-4 family residential construction	790	105	0	790	836
All other A&D	3,615	1,037	2,148	5,763	9,590
Commercial and industrial	0	0	1,861	1,861	2,723
Residential mortgage
Residential mortgage - term	296	59	3,779	4,075	4,485
Residential mortgage – home equity	0	0	343	343	363
Consumer	0	0	0	0	0
Total impaired loans	$4,844	$1,236	$19,937	$24,781	$30,484

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where, due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs generally remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL. At September 30, 2015, $.5 million of the ALL was considered to be unallocated.

The following tables present the activity in the ALL for the nine- and three-month periods ended September 30, 2015 and 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065
Charge-offs	(295)	(256)	0	(200)	(247)	0	(998)
Recoveries	66	100	24	162	166	0	518
Provision	386	732	(970)	(132)	110	500	626
ALL balance at September 30, 2015	$2,581	$4,488	$734	$3,692	$216	$500	$12,211

ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$0	$13,594
Charge-offs	(85)	(2,423)	(213)	(682)	(380)	0	(3,783)
Recoveries	11	104	22	183	308	0	628
Provision	(1,386)	1,857	1,016	158	(16)	0	1,629
ALL balance at September 30, 2014	$2,592	$3,710	$1,591	$3,979	$196	$0	$12,068

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2015	$2,566	$3,806	$1,007	$3,707	$223	$500	$11,809
Charge-offs	(8)	0	0	(164)	(73)	0	(245)
Recoveries	1	59	4	29	54	0	147
Provision	22	623	(277)	120	12	0	500
ALL balance at September 30, 2015	$2,581	$4,488	$734	$3,692	$216	$500	$12,211

ALL balance at July 1, 2014	$2,839	$3,642	$1,553	$4,178	$251	$0	$12,463
Charge-offs	(64)	(903)	(5)	(116)	(117)	0	(1,205)
Recoveries	1	33	15	27	46	0	122
Provision	(184)	938	28	(110)	16	0	688
ALL balance at September 30, 2014	$2,592	$3,710	$1,591	$3,979	$196	$0	$12,068

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2015			September 30, 2014
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,314	$117	$0	$1,890	$28	$0
All other CRE	7,626	89	8	9,497	116	67
Acquisition and development
1-4 family residential construction	745	26	0	1,690	34	0
All other A&D	5,311	94	0	8,108	129	0
Commercial and industrial	1,471	60	18	2,065	70	2
Residential mortgage
Residential mortgage - term	4,245	124	4	6,552	154	55
Residential mortgage – home equity	349	0	2	640	4	4
Consumer	7	0	0	11	0	0
Total	$24,068	$510	$32	$30,453	$535	$128

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$4,607	$39	$0	$2,591	$17	$0
All other CRE	7,935	34	0	8,506	35	23
Acquisition and development
1-4 family residential construction	701	8	0	1,016	9	0
All other A&D	5,091	31	0	7,540	33	0
Commercial and industrial	1,253	13	0	1,905	21	0
Residential mortgage
Residential mortgage - term	4,400	42	2	6,225	47	3
Residential mortgage – home equity	321	0	0	597	0	3
Consumer	0	0	0	0	0	0
Total	$24,308	$167	$2	$28,380	$162	$29

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

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	1	$136
All other CRE	0	0	1	237	5	3,847
Acquisition and development
1-4 family residential construction	0	0	0	0	1	700
All other A&D	0	0	3	372	1	1,746
Commercial and industrial	0	0	1	930	0	0
Residential mortgage
Residential mortgage – term	1	156	2	599	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$156	8	$5,235	9	$6,545

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2015
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	700
All other A&D	0	0	0	0	1	1,746
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	156	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$156	0	$0	2	$2,446

During the nine months ended September 30, 2015, there were eight new TDRs. In addition, 10 existing TDRs which had reached their original modification maturity were re-modified. A $5,744 reduction of the ALL resulted from a change to the impairment evaluation of two loans from evaluated collectively to being evaluated individually. The remaining six new TDRs were impaired at the time of modification, resulting in no impact to the ALL as a result of the modifications and there was no impact to the recorded investment relating to the transfer of these loans.

During the quarter ended June 30, 2015, one residential mortgage loan totaling $70,000 that was modified as a TDR within the previous 12 months was transferred to non-accrual, and is considered a payment default. There were no payment defaults in the quarters ended September 30, 2015 or March 31, 2015.

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

Note 8 - Other Real Estate Owned

The following table presents the components of Other Real Estate Owned (“OREO”) at September 30, 2015 and December 31, 2014:

(in thousands)	September 30, 2015	December 31, 2014
Commercial real estate	$1,728	$1,772
Acquisition and development	4,746	9,263
Residential mortgage	1,003	1,897
Total OREO	$7,477	$12,932

The following table presents the activity in the OREO valuation allowance for the nine- and three-month periods ended September 30, 2015 and 2014:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Balance beginning of period	$3,440	$4,047	$3,843	$3,742
Fair value write-down	1,202	885	350	442
Sales of OREO	(831)	(1,155)	(382)	(407)
Balance at end of period	$3,811	$3,777	$3,811	$3,777

The following table presents the components of OREO expenses, net, for the nine- and three-month periods ended September 30, 2015 and 2014:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
(Gains)/losses on real estate, net	$(718)	$921	$(640)	$(49)
Fair value write-down, net	1,202	885	350	442
Expenses, net	704	594	248	237
Rental and other income	(212)	(272)	(29)	(116)
Total OREO expense/(income), net	$976	$2,128	$(71)	$514

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2015 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of September 30, 2015, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2015, the Corporation owned 16 pooled trust preferred securities with an amortized cost of $35.6 million and a fair value of $31.9 million. The market for these securities at September 30, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2015, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2015.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2015 and December 31, 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$31,928	Discounted Cash Flow	Discount Rate	Range of Libor+ 5.50% to 9.50%

Cash Flow Hedge	$(107)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$5,985	Market Comparable Properties	Marketability Discount	3% -15% (1) (weighted avg 11.6%)

Other Real Estate Owned	$2,278	Market Comparable Properties	Marketability Discount	10.0% -15.0% (1) (weighted avg 12.3%)

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$25,339	Discounted Cash Flow	Discount Rate	Range of Libor+ 5% to 12%

Cash Flow Hedge	$(199)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$9,122	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

Other Real Estate Owned	$2,511	Market Comparable Properties	Marketability Discount	10% -15% (1) (weighted avg 11%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2015 and December 31, 2014 are as follows:

		Fair Value Measurements at September 30, 2015 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	9/30/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$34,221		$34,221
Residential mortgage-backed agencies	$14,494		$14,494
Commercial mortgage-backed agencies	$45,805		$45,805
Collateralized mortgage obligations	$10,217		$10,217
Obligations of states and political subdivisions	$48,854		$48,854
Collateralized debt obligations	$31,928			$31,928
Financial Derivative	$(107)			$(107)
Non-recurring:
Impaired loans	$5,985			$5,985
Other real estate owned	$2,278			$2,278

		Fair Value Measurements at December 31, 2014 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$29,596		$29,596
U.S. government agencies	$38,941		$38,941
Residential mortgage-backed agencies	$45,273		$45,273
Commercial mortgage-backed agencies	$25,957		$25,957
Collateralized mortgage obligations	$8,707		$8,707
Obligations of states and political subdivisions	$47,304		$47,304
Collateralized debt obligations	$25,339			$25,339
Financial Derivative	$(199)			$(199)
Non-recurring:
Impaired loans	$9,122			$9,122
Other real estate owned	$2,511			$2,511

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2015 and 2014.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains realized/unrealized:
Included in other comprehensive income	6,589	92
Ending balance September 30, 2015	$31,928	$(107)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2014	$17,538	$(457)
Total gains realized/unrealized:
Included in other comprehensive income	6,868	229
Ending balance September 30, 2014	$24,406	$(228)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2015	$30,046	$(140)
Total gains realized/unrealized:
Included in other comprehensive income	1,882	33
Ending balance September 30, 2015	$31,928	$(107)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2014	$23,921	$(272)
Total gains realized/unrealized:
Included in other comprehensive income	485	44
Ending balance September 30, 2014	$24,406	$(228)

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- and three- months ended September 30, 2015 and 2014.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2015		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$61,406	$61,406	$61,406
Interest bearing deposits in banks	3,383	3,383	3,383
Investment securities - AFS	185,519	185,519		$153,591	$31,928
Investment securities - HTM	106,732	108,759		106,134	2,625
Restricted bank stock	5,904	5,904		5,904
Loans, net	830,881	835,132			835,132
Accrued interest receivable	3,709	3,709		3,709

Financial Liabilities:
Deposits – non-maturity	730,899	730,899		730,899
Deposits – time deposits	265,442	269,464		269,464
Short-term borrowed funds	38,460	38,460		38,460
Long-term borrowed funds	147,555	150,565		150,565
Accrued interest payable	622	622		622
Financial derivative	107	107			107
Off balance sheet financial instruments	0	0	0

	December 31, 2014		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$27,554	$27,554	$27,554
Interest bearing deposits in banks	7,897	7,897	7,897
Investment securities - AFS	221,117	221,117		$195,778	$25,339
Investment securities - HTM	109,449	110,771		108,163	2,608
Restricted bank stock	7,524	7,524		7,524
Loans, net	827,926	830,904			830,904
Accrued interest receivable	4,152	4,152		4,152

Financial Liabilities:
Deposits- non-maturity	689,581	689,581		689,581
Deposits- time deposits	291,742	296,713		296,713
Short-term borrowed funds	39,801	39,801		39,801
Long-term borrowed funds	182,606	187,143		187,143
Accrued interest payable	882	882		882
Financial derivative	199	199			199
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2014 and the three-month periods ended March 31, 2015, June 30, 2015 and September 30, 2015:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2014	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	4,349	8,712	(2,395)	155	(6,513)	(319)	3,989
Amounts reclassified from accumulated other comprehensive loss	(405)	25	140	0	209	22	(9)
Balance - December 31, 2014	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,670	621	0	21	(202)	0	2,110
Amounts reclassified from accumulated other comprehensive loss	(100)	58	70	0	112	10	150
Balance – March 31, 2015	$(2,109)	$(1,876)	$(2,185)	$(98)	$(11,482)	$(223)	$(17,973)
Other comprehensive income/(loss) before reclassifications	1,350	36	0	14	(856)	0	544
Amounts reclassified from accumulated other comprehensive loss	(104)	(48)	91	0	110	11	60
Balance – June 30, 2015	$(863)	$(1,888)	$(2,094)	$(84)	$(12,228)	$(212)	$(17,369)
Other comprehensive income/(loss) before reclassifications	997	700	0	20	(1,737)	0	(20)
Amounts reclassified from accumulated other comprehensive loss	(84)	27	64	0	121	10	138
Balance - September 30,2015	$50	$(1,161)	$(2,030)	$(64)	$(13,844)	$(202)	$(17,251)

The following tables present the components of comprehensive income for the nine- and three-month periods ended September 30, 2015 and 2014:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$6,682	$(2,665)	$4,017
Less: accretable yield recognized in income	479	(191)	288
Net unrealized gains on investments with OTTI	6,203	(2,474)	3,729

Available for sale securities – all other:
Unrealized holding gains	2,380	(949)	1,431
Less: gains recognized in income	62	(25)	37
Net unrealized gains on all other AFS securities	2,318	(924)	1,394

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(374)	149	(225)
Net unrealized gains on HTM securities	374	(149)	225

Cash flow hedges:
Unrealized holding gains	92	(37)	55

Pension Plan:
Unrealized net actuarial loss	(4,651)	1,856	(2,795)
Less: amortization of unrecognized loss	(576)	229	(347)
Less: amortization of transition asset	15	(6)	9
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	(4,081)	1,629	(2,452)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(37)	15	(22)
Less: amortization of prior service costs	(15)	6	(9)
Net SERP liability adjustment	52	(21)	31
Other comprehensive income	$4,958	$(1,976)	$2,982

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$6,149	$(2,460)	$3,689
Less: accretable yield recognized in income	501	(200)	301
Net unrealized gains on investments with OTTI	5,648	(2,260)	3,388

Available for sale securities – all other:
Unrealized holding gains	13,746	(5,496)	8,250
Less: losses recognized in income	(7)	2	(5)
Net unrealized gains on all other AFS securities	13,753	(5,498)	8,255

Held to maturity securities:
Unrealized holding losses	(3,984)	1,593	(2,391)
Less: amortization recognized in income	(127)	51	(76)
Net unrealized losses on HTM securities	(3,857)	1,542	(2,315)

Cash flow hedges:
Unrealized holding gains	229	(92)	137

Pension Plan:
Unrealized net actuarial loss	(1,345)	539	(806)
Less: amortization of unrecognized loss	(280)	112	(168)
Less: amortization of transition asset	30	(12)	18
Less: amortization of prior service costs	(9)	3	(6)
Net pension plan liability adjustment	(1,086)	436	(650)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	13	(5)	8
Less: amortization of prior service costs	(15)	6	(9)
Net SERP liability adjustment	2	(1)	1
Other comprehensive income	$14,689	$(5,873)	$8,816

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,658	$(661)	$997
Less: accretable yield recognized in income	139	(55)	84
Net unrealized gains on investments with OTTI	1,519	(606)	913

Available for sale securities – all other:
Unrealized holding gains	1,288	(515)	773
Less: gains recognized in income	79	(33)	46
Net unrealized gains on all other AFS securities	1,209	(482)	727

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(106)	42	(64)
Net unrealized gains on HTM securities	106	(42)	64

Cash flow hedges:
Unrealized holding gains	33	(13)	20

Pension Plan:
Unrealized net actuarial loss	(2,892)	1,153	(1,739)
Less: amortization of unrecognized loss	(204)	80	(124)
Less: amortization of transition asset	5	(2)	3
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(2,690)	1,074	(1,616)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(13)	5	(8)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	18	(8)	10
Other comprehensive income	$195	$(77)	$118

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$748	$(300)	$448
Less: accretable yield recognized in income	170	(68)	102
Net unrealized gains on investments with OTTI	578	(232)	346

Available for sale securities – all other:
Unrealized holding gains	3	(2)	1
Less: gains recognized in income	147	(59)	88
Net unrealized losses on all other AFS securities	(144)	57	(87)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(95)	38	(57)
Net unrealized gains on HTM securities	95	(38)	57

Cash flow hedges:
Unrealized holding gains	44	(18)	26

Pension Plan:
Unrealized net actuarial loss	(1,233)	494	(739)
Less: amortization of unrecognized loss	(93)	37	(56)
Less: amortization of transition asset	10	(4)	6
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(1,147)	460	(687)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	4	(1)	3
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	1	(1)	0
Other comprehensive loss	$(573)	$228	$(345)

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2015 and 2014:

Amounts Reclassified From Accumulated Other Comprehensive Loss (in thousands)	For the nine months ended September 30, 2015	For the Nine months ended September 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable yield	$479	$501	Interest income on taxable investment securities
Taxes	(191)	(200)	Tax expense
	$288	$301	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains/(losses) on sales	$62	$(7)	Net gains/(losses) - other
Taxes	(25)	2	Tax (expense)/benefit
	$37	$(5)	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(374)	$(127)	Interest income on taxable investment securities
Taxes	149	51	Tax benefit
	$(225)	$(76)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(576)	(280)	Salaries and employee benefits
Amortization of transition asset	15	30	Salaries and employee benefits
Amortization of prior service costs	(9)	(9)	Salaries and employee benefits
Taxes	227	103	Tax benefit
	$(343)	$(156)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized (loss)/gain	(37)	13	Salaries and employee benefits
Amortization of prior service costs	(15)	(15)	Salaries and employee benefits
Taxes	21	1	Tax benefit
	$(31)	$(1)	Net of tax

Total reclassifications for the period	$(274)	$63	Net of tax

Amounts Reclassified From Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended September 30, 2015	For the Three months ended September 30, 2014	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$139	$170	Interest income on taxable investment securities
Taxes	(55)	(68)	Tax expense
	$84	$102	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains on sales	$79	$147	Net gains - other
Taxes	(33)	(59)	Tax expense
	$46	$88	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(106)	$(95)	Interest income on taxable investment securities
Taxes	42	38	Tax benefit
	$(64)	$(57)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(204)	(93)	Salaries and employee benefits
Amortization of transition asset	5	10	Salaries and employee benefits
Amortization of prior service costs	(3)	(3)	Salaries and employee benefits
Taxes	79	34	Tax benefit
	$(123)	$(52)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized (loss)/gain	(13)	4	Salaries and employee benefits
Amortization of prior service costs	(5)	(5)	Salaries and employee benefits
Taxes	8	1	Tax benefit
	$(10)	$0	Net of tax

Total reclassifications for the period	$(67)	$81	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.08% at September 30, 2015), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.08% at September 30, 2015) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters and has since received approval for interest payments through December 2015.

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

The terms of First United Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Corporation’s Board of Directors voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. During the suspension, dividends of $.4 million per dividend period continued to accrue. In April 2014, the Corporation received approval from the Reserve Bank to terminate this deferral by making a $6.5 million payment to the Treasury, representing the quarterly dividend payment due in May 2014 and all unpaid dividends that accrued during the suspension period and has since received approval to make all subsequent dividend payments through November 2015.

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

Note 12 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine months ended September 30, 2015	Year ended December 31, 2014
Securities sold under agreements to repurchase:
Outstanding at end of period	$38,460	$39,801
Weighted average interest rate at end of period	0.15%	0.15%
Maximum amount outstanding as of any month end	$47,131	$53,819
Average amount outstanding	$33,506	$45,702
Approximate weighted average rate during the period	0.12%	0.13%

At September 30, 2015, the repurchase agreements were secured by $59.7 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(in thousands)	2015	2014
FHLB advances, bearing fixed interest at rates ranging from 1.00% to 3.69% at September 30, 2015	$105,825	$135,876
Junior subordinated debt, bearing variable interest rate of 3.03% at September 30, 2015	30,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at September 30, 2015	10,801	10,801
Total long-term debt	$147,555	$182,606

At September 30, 2015, the long-term FHLB advances were secured by $216.8 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2015			December 31, 2014
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2015	0	0	0	35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	70,000	0	70,000	70,000
Due in 2019	0	0	0	0
Thereafter	46,626	30,929	77,555	77,606
Total long-term debt	$116,626	$30,929	$147,555	$182,606

Note 13 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$242	$193	$74	$64
Interest cost	1,177	1,106	403	369
Expected return on assets	(2,224)	(1,990)	(740)	(662)
Amortization of transition asset	(15)	(30)	(5)	(10)
Amortization of net actuarial loss	576	280	204	93
Amortization of prior service cost	9	9	3	3
Net pension credit included in employee benefits	$(235)	$(432)	$(61)	$(143)

SERP	For the nine months ended		For the three months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$87	$71	$29	$23
Interest cost	174	172	58	58
Amortization of recognized loss/(gain)	37	(13)	13	(4)
Amortization of prior service cost	15	15	5	5
Net SERP expense included in employee benefits	$313	$245	$105	$82

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

The Bank established the SERP in 2001 as an unfunded supplemental executive retirement plan. The SERP is available only to a select group of management or highly compensated employees to provide supplemental retirement benefits in excess of limits imposed on qualified plans by federal tax law. Concurrent with the establishment of the SERP, the Bank acquired Bank Owned Life Insurance (“BOLI”) policies on the senior management personnel and officers of the Bank. The benefits resulting from the favorable tax treatment accorded the earnings on the BOLI policies are intended to provide a source of funds for the future payment of the SERP benefits as well as other employee benefit costs.

The benefit obligation activity for both the Pension Plan and SERP was calculated using an actuarial measurement date of January 1. Plan assets and the benefit obligations were calculated using an actuarial measurement date of December 31.

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. There have been no contributions made as of September 30, 2015. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

Stock-based awards were made to non-employee directors in May 2015 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director’s annual retainer is paid in 1,000 shares of common stock, with the remainder of $10,000 paid in cash or any portion thereof, in shares of stock. Prior to May 2014, the retainer of the 1,000 shares of stock was paid in shares of stock in the amount of $5,000. A total of 16,022 fully-vested shares of common stock were issued to directors in 2015, which had a fair market value of $8.96 per share. Director stock compensation expense was $111,848 for the nine months ended September 30, 2015 and $95,035 for the nine months ended September 30, 2014. Stock compensation expense was $35,889 and $39,025 for the three months ended September 30, 2015 and 2014, respectively.

In the first quarter of 2015, a one-time stock grant was awarded to two executive officers in the amount of 10,232 shares. These shares do not have any performance restrictions; however, they have a two-year vesting period. Executive stock compensation expense was $32,094 for the nine months ended September 30, 2015 and $11,382 for the three months ended September 30, 2015.

Note 15 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.7 million of outstanding standby letters of credit at September 30, 2015 and $.9 million at December 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2015 and December 31, 2014 is material.

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of September 30, 2015, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5 million contract matures June 17, 2016. The fair value of the interest rate swap contract was ($107) thousand at September 30, 2015 and ($199) thousand at December 31, 2014 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.9 million was posted as collateral as of September 30, 2015.

For the nine months ended September 30, 2015, the Corporation recorded an increase in the value of the derivatives of $92 thousand and the related deferred tax benefit of $37 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2015. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2015.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine- and three-months ended September 30, 2015 and 2014.

Derivative in Cash Flow Hedging Relationships

(in thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2015	$55	$0	$0
September 30, 2014	137	0	0
Three months ended:
September 30, 2015	$20	$0	$0
September 30, 2014	26	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 17 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2015, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $9.2 million at September 30, 2015 and $9.4 million at December 31, 2014.

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

The Corporation’s tax expense for the nine months ended September 30, 2015 was approximately $.3 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At September 30, 2015 and December 31, 2014, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of September 30, 2015, the Corporation’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	September 30,	December 31,
(in thousands)	2015	2014
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,994	$4,429
Maximum exposure to loss	3,994	4,429

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of September 30, 2015 and December 31, 2014.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015
Interest Rate Swap Agreements	$107	$0	$107	$(107)	$0	$0

Repurchase Agreements	$38,460	$0	$38,460	$(38,460)	$0	$0
December 31, 2014
Interest Rate Swap Agreements	$199	$0	$199	$(199)	$0	$0

Repurchase Agreements	$39,801	$0	$39,801	$(39,801)	$0	$0

Note 19 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the consolidation analysis for all reporting entities. The changes primarily affect the consolidation of limited partnerships and their equivalents (e.g., limited liability companies), as well as structured vehicles such as collateralized debt obligations. The ASU simplifies U.S. GAAP by eliminating entity specific consolidation guidance for limited partnerships. It also revises other aspects of the consolidation analysis, including how kick-out rights, fee arrangements and related parties are assessed. The amendments rescind the indefinite deferral of FASB Statement 167 for certain investment funds and replace it with a permanent scope exception for money market funds. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Corporation is evaluating the provisions of ASU 2015-02, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the requirement in Subtopic 225-20 to consider whether an underlying event or transaction is extraordinary and if so to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent, (i.e., they should be separately presented as a component of income from continuing operations or disclosed in the footnotes). The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, and the Corporation adopted ASU 2015-01 effective January 1, 2015, which had no material impact on the Corporation’s financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14 to defer the date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Corporation is evaluating the provisions of ASU 2014-09, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended as a review of material changes in and significant factors affecting the financial condition and results of operations of First United Corporation and its consolidated subsidiaries for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained in Item 1 of Part I of this report. Unless the context clearly suggests otherwise, references in this report to “us”, “we”, “our”, and “the Corporation” are to First United Corporation and its consolidated subsidiaries.

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

At September 30, 2015, the Corporation had total assets of $1.3 billion, net loans of $830.9 million, and deposits of $996.3 million. Shareholders’ equity at September 30, 2015 was $114.6 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

RECENT DEVELOPMENTS

On October 30, 2015, First United Corporation and the Bank (collectively, “First United”) were notified by the Financial Industry Regulatory Authority (“FINRA”) that a FINRA arbitration panel had awarded $11.5 million in compensatory damages to First United in a proceeding that First United brought against FTN Financial Securities Corp. (“FTN”) and two of its representatives. First United alleged, among other things, that, in recommending and selling certain trust preferred securities to First United, FTN committed fraud, breached its fiduciary duty to First United, breached its contract with First United and violated rules concerning suitability and other regulatory standards. FTN paid the $11.5 million award amount to First United on November 5, 2015.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11 million recorded as goodwill at September 30, 2015 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2015 and 2014 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or For the Nine months ended September 30,
	2015	2014
Per Share Data
Basic and diluted net income per common share	$0.39	$0.32
Basic and diluted book value per common share	$13.52	$13.21

Significant Ratios
Return on Average Assets (a)	0.45%	0.39%
Return on Average Equity (a)	5.34%	4.79%
Average Equity to Average Assets	9.23%	8.18%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $2.5 million for the first nine months of 2015, compared to $2.0 million for the same period of 2014. Basic and diluted net income per common share for the first nine months of 2015 was $.39, compared to basic and diluted net income per common share of $.32 for the same period of 2014. The increase in earnings was due to an increase in net interest income of $.2 million, a decrease of $1.0 million in provision expense, and a decline of other operating expenses of $.2 million offset by a decline of $.5 million in other operating income. The net interest margin for the first nine months of 2015, the year ended December 31, 2014 and the first nine months of 2014, on a fully tax equivalent (“FTE”) basis, was 3.07%, 3.00% and 3.02%, respectively. Deferred interest income recorded on the investment portfolio contributed to the increase in the net interest margin for the first nine months of 2015 when compared to the margin recorded for the year ended December 31, 2014.

The provision for loan losses decreased to $.6 million for the nine months ended September 30, 2015 from the $1.6 million recorded for the nine months ended September 30, 2014. The decrease was driven by lower net charge-offs and slow loan growth. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $1.0 million during the nine months ended September 30, 2015 when compared to the same period of 2014 due to a decrease of $4.3 million in average interest-bearing deposits as well as a 20 basis point decrease in the average rate paid. Our management and retail staff continue to focus on shifting the Bank’s deposit mix away from higher cost certificates of deposit and towards lower cost core deposit accounts. This strategic focus will continue throughout 2015 as we continue to place an emphasis on the full relationship customer.

Other operating income decreased $.5 million during the first nine months of 2015 when compared to the same period of 2014. This decrease was primarily attributable to a $1.0 million decrease in gains on the sale of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years. The decrease in gains was offset by increases in trust and brokerage income and earnings on Bank Owned Life Insurance.

Operating expenses decreased $.2 million in the first nine months of 2015 when compared to the same period of 2014. This was due to a $1.2 million decrease in other real estate owned (“OREO”) expenses primarily due to a reduction in valuation allowances and a gain booked on the sale of a hotel property in the third quarter of 2015, offset by a $1.1 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and health care costs.

Consolidated net income available to common shareholders was $1.3 million, or $.20 per common share, for the third quarter of 2015, compared to $.7 million, or $.10 per common share, for the same period of 2014. The increase in earnings for the third quarter of 2015 when compared to the third quarter of 2014 resulted from an increase in net interest income of $.4 million due to reduced interest expense relating to the payments of long-term debt, reduced provision expense, an increase of $.2 million in other operating income and a reduction in other operating expenses of $.2 million. The net interest margin for the third quarter of 2015, on a FTE basis, increased to 3.13% from 2.96% for the same period of 2014.

Other operating income increased $.2 million during the third quarter of 2015 when compared to the same period of 2014. The increase was attributable to increases in trust department and brokerage income, debit card income and Bank Owned Life Insurance.

Operating expenses decreased $.2 million in the third quarter of 2015 when compared to the same period of 2014. This decrease was due to decreases in OREO expenses relating to a reduction in valuation allowances and a gain booked on the sale of a hotel property and decreases in other miscellaneous expenses. These decreases were offset by a $.5 million increase in salaries and benefits due primarily to increased pension costs and health care costs.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$840,458	$27,576	4.39%	$816,144	$28,172	4.62%
Investment Securities:
Taxable	285,013	5,365	2.52	286,489	5,323	2.48
Non taxable	35,597	1,553	5.83	56,799	1,881	4.43
Total	320,610	6,918	2.88	343,288	7,204	2.81
Federal funds sold	25,219	30	0.16	37,358	62	0.22
Interest-bearing deposits with other banks	4,622	4	0.11	7,856	2	0.03
Other interest earning assets	6,889	234	4.55	7,625	212	3.71
Total earning assets	1,197,798	34,762	3.88%	1,212,271	35,652	3.93%
Allowance for loan losses	(11,966)			(12,787)
Non-earning assets	141,218			143,060
Total Assets	$1,327,050			$1,342,544

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$151,646	$79	0.07%	$142,774	$97	0.09%
Interest-bearing money markets	220,088	359	0.22	213,777	371	0.23
Savings deposits	135,717	177	0.17	122,689	174	0.19
Time deposits:
Less than $100k	144,394	1,138	1.05	165,380	1,359	1.10
$100k or more	135,400	1,265	1.25	146,914	1,488	1.35
Short-term borrowings	35,922	42	0.16	45,009	46	0.14
Long-term borrowings	170,472	4,213	3.30	182,646	4,699	3.44
Total interest-bearing liabilities	993,639	7,273	0.98%	1,019,189	8,234	1.08%
Non-interest-bearing deposits	201,312			195,562
Other liabilities	19,687			17,963
Shareholders’ Equity	112,412			109,830
Total Liabilities and Shareholders’ Equity	$1,327,050			$1,342,544
Net interest income and spread		$27,489	2.90%		$27,418	2.85%
Net interest margin			3.07%			3.02%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $610 and $734, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.1 million (.26%) during the first nine months of 2015 over the same period in 2014 due to a $1.0 million (11.67%) decrease in interest expense, which was partially offset by a $.9 million (2.50%) decrease in interest income. The net interest margin in the first nine months of 2015 was 3.07%, compared to 3.02% for the first nine months of 2014.

Comparing the first nine months of 2015 to the same period of 2014, the decline in interest income was due to a $14.5 million decrease in average earning asset balances as well as a five basis point reduction in the rates. The rate decline was due to the loan portfolio repricing and new loans booked at lower rates. The decrease in average earning assets was due to a $22.7 million reduction in investment securities and a $12.1 million decrease in fed funds sold, offset by a $24.3 million increase in loans.

Interest expense decreased during the first nine months of 2015 when compared to the same period of 2014 due to an overall reduction in the average rate paid on interest-bearing liabilities and a decrease of $25.6 million on our average interest-bearing liabilities. The effect on the average rate paid was a 10 basis point decrease from 1.08% for the nine months ended September 30, 2014 to .98% for the same period of 2015.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015			2014
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$842,189	$9,320	4.39%	$824,268	$9,456	4.55%
Investment Securities:
Taxable	271,411	1,755	2.57	278,544	1,580	2.25
Non taxable	33,689	483	5.69	39,947	595	5.90
Total	305,100	2,238	2.91	318,491	2,175	2.71
Federal funds sold	34,330	14	0.16	56,841	30	0.21
Interest-bearing deposits with other banks	3,692	1	0.11	7,468	1	0.03
Other interest earning assets	6,080	78	5.12	7,486	68	3.58
Total earning assets	1,191,391	11,651	3.88%	1,214,554	11,730	3.83%
Allowance for loan losses	(11,890)			(12,272)
Non-earning assets	141,912			137,770
Total Assets	$1,321,413			$1,340,052

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$160,616	$23	0.06%	$140,981	$29	0.08%
Interest-bearing money markets	218,661	122	0.22	216,502	129	0.24
Savings deposits	138,837	56	0.16	125,742	60	0.19
Time deposits:
Less than $100k	141,711	368	1.03	159,389	441	1.10
$100k or more	130,328	391	1.19	144,024	495	1.36
Short-term borrowings	39,010	14	0.14	47,181	16	0.13
Long-term borrowings	152,452	1,277	3.32	182,631	1,502	3.26
Total interest-bearing liabilities	981,615	2,251	0.91%	1,016,450	2,672	1.04%
Non-interest-bearing deposits	203,971			200,449
Other liabilities	21,433			10,914
Shareholders’ Equity	114,394			112,239
Total Liabilities and Shareholders’ Equity	$1,321,413			$1,340,052
Net interest income and spread		$9,400	2.97%		$9,058	2.79%
Net interest margin			3.13%			2.96%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $190 and $233, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.3 million during the third quarter of 2015 over the same period in 2014 due to a decrease of $.4 million (15.76%) in interest expense, offset by a $.1 million (.67%) decrease in interest income. The decrease in interest expense was primarily due to the decrease in the average balance of long-term borrowings relating to the payments of sub-debt and a FHLB advance. The net interest margin for the third quarter of 2015 increased to 3.13% from 2.96% for the three months ended September 30, 2014.

Interest expense decreased during the third quarter of 2015 when compared to the same period of 2014 due to the overall reduction in average interest-bearing liabilities of $34.8 million. The overall effect was a 13 basis point decrease in the average rate paid on our average interest-bearing liabilities, from 1.04% for the three months ended September 30, 2014 to .91% for the same period of 2015.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine-month periods ending September 30, 2015 and September 30, 2014:

	2015 Compared to 2014
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$1,067	$(1,663)	$(596)
Taxable Investments	(37)	79	42
Non-taxable Investments	(1,237)	909	(328)
Federal funds sold	(19)	(13)	(32)
Other interest earning assets	(185)	209	24
Total interest income	(411)	(479)	(890)

Interest Expense:
Interest-bearing demand deposits	6	(24)	(18)
Interest-bearing money markets	14	(26)	(12)
Savings deposits	23	(20)	3
Time deposits less than $100	(221)	0	(221)
Time deposits $100 or more	(144)	(79)	(223)
Short-term borrowings	(14)	10	(4)
Long-term borrowings	(402)	(84)	(486)
Total interest expense	(738)	(223)	(961)

Net interest income	$327	$(256)	$71

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ending September 30, 2015 and September 30, 2014:

	2015 Compared to 2014
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$787	$(923)	$(136)
Taxable Investments	(183)	358	175
Non-taxable Investments	(356)	244	(112)
Federal funds sold	(36)	20	(16)
Other interest earning assets	(271)	281	10
Total interest income	(59)	(20)	(79)

Interest Expense:
Interest-bearing demand deposits	11	(17)	(6)
Interest-bearing money markets	5	(12)	(7)
Savings deposits	21	(25)	(4)
Time deposits less than $100	(182)	109	(73)
Time deposits $100 or more	(163)	59	(104)
Short-term borrowings	(12)	10	(2)
Long-term borrowings	(1,003)	778	(225)
Total interest expense	(1,323)	902	(421)

Net interest income	$1,264	$(922)	$342

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.6 million for the nine months ended September 30, 2015 compared to $1.6 million for the nine months ended September 30, 2014.  The lower net charge-offs as well as continued reductions in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), were contributing factors to the lower provision expense. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.5 million during the first nine months of 2015 when compared to the same period of 2014. This increase was attributable to increases in trust and brokerage income and earnings on Bank Owned Life Insurance due to new purchases of general account contracts during the second quarter of 2015.

Net gains of $.1 million were reported in other income in the first nine months of 2015, compared to net gains of $1.1 million during the same period of 2014. The decrease resulted from a reduction in gains on sales of investment securities held-for-trading relating to four CDOs that had been written down through impairment charges in prior years.

Other operating income, exclusive of gains, increased $.3 million during the third quarter of 2015 when compared to the same period of 2014. We saw increases in trust and brokerage income, debit card income and earnings on Bank Owned Life Insurance due to new purchases of general account contracts during the second quarter of 2015.

Net gains of $.1 million were reported in other income in the third quarter of 2015, compared to net gains of $.2 million during the same period of 2014.

The following table shows the major components of other operating income for the nine- and three-month periods ended September 30, 2015 and 2014, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Service charges	22%	23%	23%	24%
Trust department	43%	42%	42%	43%
Debit card Income	16%	16%	17%	17%
Bank owned life insurance	9%	8%	8%	8%
Brokerage income	7%	6%	7%	6%
Other income	3%	5%	3%	2%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses decreased $.2 million in the first nine months of 2015 when compared to the same period of 2014. This was due to a $1.2 million decrease in OREO expenses primarily due to a reduction in valuation allowances and a gain booked on the sale of a hotel property in the third quarter of 2015, offset by a $1.1 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and health care costs.

Operating expenses decreased $.2 million in the third quarter of 2015 when compared to the same period of 2014. This decrease was due to decreases in OREO expenses relating to a reduction in valuation allowances and a gain booked on the sale of a hotel property and decreases in other miscellaneous expenses. These decreases were offset by a $.5 million increase in salaries and benefits due primarily to increased pension costs and health care costs.

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2015 and 2014 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2015	2014	2015	2014
Salaries and employee benefits	52%	48%	56%	50%
FDIC premiums	5%	4%	5%	5%
Occupancy, equipment and data processing	20%	20%	22%	20%
Professional Services	4%	4%	2%	2%
Other real estate owned	3%	7%	0%	5%
Other	16%	17%	15%	18%
	100%	100%	100%	100%

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

The effective tax rate for the first nine months of 2015 was 23.1%, compared to an effective tax rate of 19.8% for the first nine months of 2014. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

When compared to December 31, 2014, total assets at September 30, 2015 remained stable at $1.3 billion. During the first nine months of 2015, cash and interest-bearing deposits in other banks increased $29.3 million, the investment portfolio decreased $38.3 million, Bank Owned Life Insurance increased $6.4 million, due primarily to new general account contracts purchased in the second quarter, and gross loans increased $3.1 million. Total liabilities decreased by $17.6 million during the first nine months of 2015 due primarily to reductions of $1.3 million in short-term borrowings and $35.1 million in long-term borrowings due to the repayment of First United Corporation’s junior subordinated debentures of $5.0 million that matured in March of 2015 and the repayment of an FHLB advance of $30.0 million that matured in July of 2015. This decline was offset by an increase of $15.0 million in total deposits. Comparing September 30, 2015 to December 31, 2014, shareholders’ equity increased $5.6 million as a result of a $3.0 million decrease in accumulated other comprehensive loss and $2.5 million in earnings during the first nine months of 2015.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2015		December 31, 2014
Commercial real estate	$265,933	31%	$256,064	30%
Acquisition and development	98,756	12%	99,301	12%
Commercial and industrial	74,780	9%	93,255	11%
Residential mortgage	378,947	45%	367,641	44%
Consumer	24,676	3%	23,730	3%
Total Loans	$843,092	100%	$839,991	100%

Comparing September 30, 2015 to December 31, 2014, outstanding loans increased by $3.1 million (.37%). Commercial real estate (“CRE”) loans increased $9.9 million, acquisition and development (“A&D”) loans decreased $.5 million, commercial and industrial (“C&I”) loans decreased $18.5 million, residential mortgages increased by $11.3 million, and the consumer portfolio increased by $.9 million. Approximately 43% of the commercial loan portfolio was collateralized by real estate at September 30, 2015 and 44% at December 31, 2014.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2015	% of Applicable Portfolio	December 31, 2014	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$6,406	2.41%	$5,762	2.30%
Acquisition and development	2,942	2.98%	3,609	3.60%
Commercial and industrial	169	0.23%	171	0.20%
Residential mortgage	2,259	0.60%	2,009	0.54%
Consumer	0	0.00%	0	0.00%
Total non-accrual loans	$11,776	1.40%	$11,551	1.38%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$148		$0
Acquisition and development	0		1
Commercial and industrial	0		4
Residential mortgage	509		485
Consumer	0		39
Total loans past due 90 days or more	$657		$529

Total non-accrual and accruing loans past due 90 days or more	$12,433		$12,080

Restructured Loans (TDRs):
Performing	$11,044		$7,621
Non-accrual (included above)	6,813		6,063
Total TDRs	$17,857		$13,684

Other real estate owned	$7,477		$12,932

Impaired loans without a valuation allowance	$18,471		$19,937
Impaired loans with a valuation allowance	5,554		4,844
Total impaired loans	$24,025		$24,781

Valuation allowance related to impaired loans	$1,720		$1,236

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $12.2 million at September 30, 2015 and $13.2 million at December 31, 2014. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $4.4 million during the nine months ended September 30, 2015, due to the reclassification of five loans totaling $.4 million out of impaired status due to improved performance, and the transfer of a $3.1 million non-owner occupied real estate loan and a $.9 million C&I loan into performing TDR status. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	4	$3,083	2	$270
All other CRE	2	2,995	1	2,843
Acquisition and development
1-4 family residential construction	1	700	1	790
All other A&D	4	2,049	4	2,154
Commercial and industrial	2	862	1	404
Residential mortgage
Residential mortgage – term	7	1,355	7	1,160
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	20	$11,044	16	$7,621

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	1	$458
All other CRE	5	3,540	4	2,073
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	2,832	4	3,139
Commercial and industrial	1	169	1	171
Residential mortgage
Residential mortgage – term	3	272	1	222
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	13	6,813	11	6,063
Total TDRs	33	$17,857	27	$13,684

The level of TDRs increased $4.2 million during the nine months ended September 30, 2015. Five loans totaling $4.1 million were added to performing TDRs, and three loans totaling $2.2 million were added to non-performing TDRs. Additionally, seven loans already in performing TDRs and three loans already in non-performing TDRs were re-modified. There were partial charge-offs totaling $.2 million and one residential mortgage loan totaling $.07 million that was transferred to OREO during the nine months ended September 30, 2015. Additionally, $1.8 million in net principal payments and payoffs were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2015	2014
Balance, January 1	$12,065	$13,594
Charge-offs:
Commercial real estate	(295)	(85)
Acquisition and development	(256)	(2,423)
Commercial and industrial	0	(213)
Residential mortgage	(200)	(682)
Consumer	(247)	(380)
Total charge-offs	(998)	(3,783)
Recoveries:
Commercial real estate	66	11
Acquisition and development	100	104
Commercial and industrial	24	22
Residential mortgage	162	183
Consumer	166	308
Total recoveries	518	628
Net credit losses	(480)	(3,155)
Provision for loan losses	626	1,629
Balance at end of period	$12,211	$12,068

Allowance for loan losses to gross loans outstanding (as %)	1.45%	1.46%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.08%	0.52%

The ALL increased to $12.2 million at September 30, 2015, from $12.1 million at December 31, 2014. The provision for loan losses decreased to $.6 million for the first nine months of 2015 compared to $1.6 million for the same period of 2014. Net charge-offs decreased to $.5 million for the nine months ended September 30, 2015, compared to $3.2 million for the nine months ended September 30, 2014. The ratio of the ALL to loans outstanding at September 30, 2015 was 1.45% compared to 1.44% at December 31, 2014.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2015 was an annualized .08%, compared to an annualized .52% for the same period in 2014 and .49% for the year ended December 31, 2014. The CRE portfolio had an annualized net charge-off rate as of September 30, 2015 of .12% compared to an annualized net charge-off rate of .18% as of December 31, 2014. The annualized net charge-off rate for A&D loans as of September 30, 2015 was .21% compared to an annualized net charge-off rate of 2.46% as of December 31, 2014. The ratio for C&I loans improved to a net recovery rate of .04% as of September 30, 2015 compared to a net charge-off rate of .31% as of December 31, 2014. The residential mortgage ratios were a net charge-off rate of .01% as of September 30, 2015 and a net charge-off rate of .17% as of December 31, 2014, and the consumer loan ratios were net charge-off rates of .45% and .71% as of September 30, 2015 and December 31, 2014, respectively.

Accruing loans past due 30 days or more decreased to .57% of the loan portfolio at September 30, 2015, compared to 1.62% at December 31, 2014. The decrease for the first nine months of 2015 was primarily due to a decrease of $7.8 million in past-due accruing residential mortgage term loans.

Non-accrual loans totaled $11.8 million at September 30, 2015 compared to $11.6 million at December 31, 2014. Non-accrual loans which have been subject to a partial charge-off totaled $5.1 million at September 30, 2015, compared to $4.6 million at December 31, 2014.

Management believes that the ALL at September 30, 2015 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2015, the total amortized cost basis of the available-for-sale investment portfolio was $187.6 million, compared to a fair value of $185.5 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $106.7 million compared to a fair value of $108.7 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2015			December 31, 2014
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. treasuries	$0	$0	0%	$29,607	$29,596	13%
U.S. government agencies	34,096	34,221	18%	39,077	38,941	18%
Residential mortgage-backed agencies	14,495	14,494	8%	45,175	45,273	21%
Commercial mortgage-backed agencies	45,162	45,805	25%	26,007	25,957	12%
Collateralized mortgage obligations	10,172	10,217	6%	8,611	8,707	4%
Obligations of state and political subdivisions	48,065	48,854	26%	46,151	47,304	21%
Collateralized debt obligations	35,636	31,928	17%	37,117	25,339	11%
Total available for sale	$187,626	$185,519	100%	$231,745	$221,117	100%
Securities Held to Maturity:
U.S. government agencies	$24,658	$25,442	23%	$24,520	$25,034	23%
Residential mortgage-backed agencies	54,869	55,475	51%	58,400	59,008	53%
Commercial mortgage-backed agencies	18,148	18,713	17%	16,425	16,737	15%
Collateralized mortgage obligations	6,432	6,398	6%	7,379	7,384	7%
Obligations of state and political subdivisions	2,625	2,731	3%	2,725	2,608	2%
Total held to maturity	$106,732	$108,759	100%	$109,449	$110,771	100%

Total investment securities available-for-sale decreased $35.6 million since December 31, 2014. At September 30, 2015, the securities classified as available-for-sale included a net unrealized loss of $2.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $153.6 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.6 million at September 30, 2015. The remaining $31.9 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $3.7 million in net unrealized losses associated with this portfolio relates to 16 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized gains of $.1 million represent non-credit related OTTI charges on 12 of the securities, while $3.8 million of unrealized losses relates to four securities which have had no credit related OTTI. The unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2015:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fail Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,346	929	(417)	C	635,775	16.12%	373,075	(43,760)	-11.73%	42/55
Preferred Term Security XVI*	C	604	2,198	1,594	c	606,040	31.19%	344,300	(87,494)	-25.41%	38/53
Preferred Term Security XVIII*	C	2,177	1,531	(646)	c	676,565	19.56%	352,820	(35,472)	-10.05%	45/64
Preferred Term Security XVIII	c	3,008	2,297	(711)	c	676,565	19.56%	352,820	(35,472)	-10.05%	45/64
Preferred Term Security XIX*	c	2,268	1,940	(328)	c	700,535	9 71%	491,226	(23,206)	-4 72%	52/62
Preferred Term Security XIX*	c	1,352	1,164	(188)	c	700,535	9.71%	491,226	(23,206)	-4.72%	52/62
Preferred Term Security XIX*	c	3,125	2,717	(408)	c	700,535	9.71%	491,226	(23,206)	-4.72%	52/62
Preferred Term Security XIX*	c	1,353	1,164	(189)	c	700,535	9.71%	491,226	(23,206)	-4.72%	52/62
Preferred Term Security XXII*	C-1	1,648	1,268	(380)	c	1,386,600	16.37%	913,615	(12,932)	-1.42%	65/85
Preferred Term Security XXII*	C-1	4,120	3,170	(950)	c	1,386,600	16.37%	913,615	(12,932)	-1.42%	65/85
Preferred Term Security XXIII	C-1	1,918	1,125	(793)	c	1,467,000	17.38%	878,185	15,642	1.78%	86/105
Preferred Term Security XXIII*	D-1	2,711	4,066	1,355	c	1,467,000	17.38%	878,185	(103,951)	-11.84%	86/105
Preferred Term Security XXIII*	D-1	903	1,355	452	c	1,467,000	17.38%	878,185	(103,951)	-11.84%	86/105
Preferred Term Security XXIV*	C-1	1,103	1,333	230	c	1,050,600	27.20%	651,394	(131,349)	-20.16%	59/83
Preferred Term Security I-P-IV	B-1	3,000	2,127	(873)	ccc-	325,000	0.00%	156,250	36,372	23.28%	16/16
Preferred Term Security I-P-IV	B-1	5,000	3,544	(1,456)	CCC-	325,000	0.00%	156,250	36,372	23.28%	16/16

Total Level 3 Securities Available for Sale		35,636	31,928	(3,708)

* Security has been deemed other-than temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 9.71% to 31.19% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2015, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2014 and September 30, 2015.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2015.

On December 10, 2013, to implement Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), the four federal banking regulatory agencies and the SEC adopted the Volcker Rule. The Volcker Rule prohibits a banking institution from acquiring or retaining an “ownership interest” in a “covered fund”. A “covered fund” is (a) an entity that would be an investment company under the Investment Company Act of 1940, as amended, but for the exemptions contained in Section 3(c)(1) or Section 3(c)(7) of that Act, (b) a commodity pool with certain characteristics, and/or (c) a non-US entity with certain characteristics that is sponsored or owned by a banking entity located or organized in the US. The term “ownership interest” is defined as “any equity, partnership, or other similar interest.”

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of September 30, 2015, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(dollars in thousands)	September 30, 2015		December 31, 2014
Non-interest bearing demand deposits:
Retail	$212,737	21.3%	$201,188	20.5%
Brokered	2,238	0.2%	0	0.0%
Interest-bearing deposits:
Demand	163,517	16.4%	134,302	13.7%
Money Market:
Retail	210,197	21.1%	224,699	22.9%
Brokered	2,564	0.3%	66	0.0%
Savings deposits	139,646	14.0%	129,326	13.2%
Time deposits less than $100,000:
Retail	134,197	13.5%	146,058	14.9%
Brokered/CDARS	545	0.1%	706	0.1%
Time deposits $100,000 or more:
Retail	127,557	12.8%	141,455	16.0%
Brokered/CDARS	3,143	0.3%	3,523	1.0%
Total Deposits	$996,341	100%	$981,323	100%

Total deposits increased $15.0 million during the first nine months of 2015 when compared to deposits at December 31, 2014. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $13.8 million. Traditional savings accounts increased $10.3 million due to continued growth in our Prime Saver product. Total demand deposits increased $29.2 million and total money market accounts decreased $12.0 million. Time deposits less than $100,000 declined $12.0 million and time deposits greater than $100,000 decreased $14.3 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(in thousands)	2015	2014
Securities sold under agreements to repurchase	$38,460	$39,801
Total short-term borrowings	$38,460	$39,801

FHLB advances	$105,825	$135,876
Junior subordinated debt	41,730	46,730
Total long-term borrowings	$147,555	$182,606

Total short-term borrowings decreased by approximately $1.3 million during the first nine months of 2015 due primarily to decreases in our Treasury Management products. Long-term borrowings decreased by $35.1 million during the first nine months of 2015 due to the maturity of the subordinated debentures of $5.0 million, the repayment of an FHLB advance of $30 million and scheduled monthly amortization of long-term advances.

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

At September 30, 2015, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2015, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $20.1 million available through a secured line of credit with the Fed Discount Window and approximately $98.0 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

On July 2, 2013, the FRB approved final rules that substantially amended the regulatory risk-based capital rules applicable to First United Corporation. The Federal Deposit Insurance Corporation subsequently approved the same rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act and were implemented as of March 31, 2015.

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

The following table presents our capital ratios:

	September 30, 2015	December 31, 2014	Required for Capital Adequacy Purposes	Required for Capital Adequacy Purposes		Required to be Well Capitalized	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	15.84%	15.40%	8.00%			10.00%
First United Bank & Trust	15.88%	15.60%	8.00%			10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	13.64%	14.23%	4.00%	6.00	% (1)	6.00%	8.00	% (1)
First United Bank & Trust	14.67%	14.43%	4.00%	6.00	% (1)	6.00%	8.00	% (1)

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	9.00%	N/A	4.50%			6.50%
First United Bank & Trust	14.67%	N/A	4.50%			6.50%

Tier 1 Capital (to average assets)
Consolidated	10.54%	11.29%	4.00%			5.00%
First United Bank & Trust	11.29%	11.43%	4.00%			5.00%

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $107.7 million and $1.7 million, respectively, at September 30, 2015, compared to $103.0 million and $.9 million, respectively, at December 31, 2014. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2015 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date:	November 10, 2015	/s/ William B. Grant
William B. Grant, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date	November 10, 2015	/s/ Tonya K. Sturm
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

