Form 10-K
period 2015-12-31
FIRST UNITED CORP/MD/
filed 2016-03-09
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2015: $49,657,427.

The number of shares of the registrant’s common stock outstanding as of February 26, 2016: 6,254,620.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

First United Corporation

[2]

Forward-Looking Statements

This Annual Report on Form 10-K of First United Corporation (the “Corporation” and “we”, “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

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

ITEM 1.       BUSINESS

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has three wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), and First OREO Trust, a Maryland statutory trust formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At December 31, 2015, we had total assets of $1.3 billion, net loans of $867.1 million, and deposits of $998.8 million. Shareholders’ equity at December 31, 2015 was $120.8 million.

[3]

The Corporation maintains an Internet website at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 25 banking offices, one call center and 26 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Bank’s residential mortgage portfolio is distributed between variable and fixed rate loans. Some loans are booked at fixed rates in order to meet the Bank’s requirements under the federal Community Reinvestment Act (the “CRA”) or to complement our asset liability mix. Other fixed rate residential mortgage loans are originated in a brokering capacity on behalf of other financial institutions, for which the Bank receives a fee. As with any consumer loan, repayment is dependent on the borrower’s continuing financial stability, which can be adversely impacted by factors such as job loss, divorce, illness, or personal bankruptcy. Residential mortgage loans exceeding an internal loan-to-value ratio require private mortgage insurance. Title insurance protecting the Bank’s lien priority, as well as fire and casualty insurance, is also required.

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

An allowance for loan losses is maintained to provide for probable losses from our lending activities. A complete discussion of the factors considered in determination of the allowance for loan losses is included in Item 7 of Part II of this report.

[4]

Deposit Activities— The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit and the Insured Cash Sweep, or ICS, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar savings and demand deposits. Both programs are FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2015 and 2014, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $718 million and $702 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our market areas, we compete with commercial banks, (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, and with other financial institutions for various types of products and services, including trust services. There is also competition for commercial and retail banking business from banks and financial institutions located outside our market areas and on the internet.

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

[5]

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2015, the most recent date for which comparative information is available.

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Susquehanna Bank	4	$335,286	47.06%
Manufacturers & Traders Trust Company	6	162,683	22.83%
First United Bank & Trust	3	121,329	17.03%
Standard Bank	2	46,692	6.56%
PNC Bank NA	2	46,482	6.52%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	19	$1,215,246	29.22%
Branch Banking & Trust Co.	12	662,607	15.93%
Bank Of America NA	5	447,040	10.75%
Frederick County Bank	5	304,657	7.33%
Capital One NA	5	270,214	6.50%
Manufacturers & Traders Trust Company	6	268,692	6.46%
Woodsboro Bank	7	201,534	4.85%
Middletown Valley Bank	4	152,725	3.67%
BlueRidge Bank	1	132,263	3.18%
First United Bank & Trust	4	124,944	3.00%
SunTrust Bank	2	118,601	2.85%
Sandy Spring Bank	4	116,025	2.79%
Wells Fargo Bank NA	2	56,363	1.36%
The Columbia Bank	2	36,248	0.88%
SONABANK	1	30,891	0.74%
Damascus Community Bank	1	19,945	0.48%
Woodforest National Bank	1	574	0.01%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	6	$346,502	58.02%
Susquehanna Bank	2	112,946	18.91%
Manufacturers & Traders Trust Company	3	87,387	14.63%
Clear Mountain Bank	1	36,599	6.13%
Miners & Merchants Bank	1	6,969	1.16%
Somerset Trust Company	1	6,858	1.15%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Susquehanna Bank	9	$713,646	34.61%
The Columbia Bank	9	454,450	22.04%
Manufacturers & Traders Trust Company	10	403,303	19.56%
PNC Bank NA	4	193,844	9.40%
First United Bank & Trust	3	79,670	3.86%
United Bank	2	66,329	3.22%
Capital One NA	2	56,395	2.74%
CNB Bank, Inc.	2	35,427	1.72%
Orrstown Bank	1	23,489	1.14%
Middletown Valley Bank	1	16,329	0.79%
Bank of Charles Town	1	10,641	0.52%
Jefferson Security Bank	1	8,231	0.40%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$326,176	25.96%
United Bank	4	209,385	16.67%
MVB Bank Inc.	2	170,262	13.55%
City National Bank of West Virginia	4	124,726	9.93%
Susquehanna Bank	3	124,334	9.90%
First United Bank & Trust	4	122,041	9.71%
Jefferson Security Bank	2	71,116	5.66%
Bank of Charles Town	2	49,059	3.90%
CNB Bank, Inc.	3	44,692	3.56%
Summit Community Bank	1	13,376	1.06%
Woodforest National Bank	1	1,247	0.10%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$86,433	36.83%
Branch Banking & Trust Company	2	72,657	30.96%
Manufacturers & Traders Trust Company	2	47,425	20.20%
Grant County Bank	1	28,188	12.01%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	7	$690,871	31.86%
Branch Banking & Trust Company	5	414,791	19.13%
Huntington National Bank	6	393,390	18.14%
Clear Mountain Bank	6	201,600	9.30%
Wesbanco Bank, Inc.	5	138,471	6.39%
First United Bank & Trust	3	124,763	5.73%
MVB Bank, Inc.	2	113,915	5.25%
PNC Bank NA	2	45,491	2.10%
First Exchange Bank	1	24,423	1.13%
Citizens Bank of Morgantown, Inc.	1	20,932	0.97%

Source: FDIC Deposit Market Share Report

[6]

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

General

The Corporation is registered with the Federal Reserve System as a bank holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. As a publicly-traded company whose common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

The Bank is a Maryland trust company subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland (the “Maryland Commissioner”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank also has offices in West Virginia, and the operations of these offices are subject to West Virginia laws and to supervision and examination by the West Virginia Division of Banking. As a member of the FDIC, the Bank is also subject to certain provisions of federal laws and regulations regarding deposit insurance and activities of insured state-chartered banks, including those that require examination by the FDIC. In addition to the foregoing, there are a myriad of other federal and state laws and regulations that affect, or govern the business of banking, including consumer lending, deposit-taking, and trust operations.

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

Regulatory Reforms

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States. Although the Dodd-Frank Act’s provisions that have received the most public attention generally have been those applying to or more likely to affect larger institutions such as banks and bank holding companies with total consolidated assets of $50 billion or more, it contains numerous other provisions that affect all financial institutions, including the Bank. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the”CFPB”), discussed below, and contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions, including fair lending, fair debt collection practices, mortgage loan origination and servicing obligations, bankruptcy, military service member protections, use of credit reports, privacy matters, and disclosure of credit terms and correction of billing errors. Local, state and national regulatory and enforcement agencies continue efforts to address perceived problems within the mortgage lending and credit card industries through broad or targeted legislative or regulatory initiatives aimed at lenders’ operations in consumer lending markets. There continues to be a significant amount of legislative and regulatory activity, nationally, locally and at the state level, designed to limit certain lending practices while mandating certain servicing procedures. Federal bankruptcy and state debtor relief and collection laws, as well as the Servicemembers Civil Relief Act affect the ability of banks, including the Bank, to collect outstanding balances.

Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the CFPB. Recently, U.S. financial regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices”, which has been delegated to the CFPB for supervision.

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

[7]

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

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts collateral debt obligations (“CDOs”) from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 12 CDOs held by the Bank, 10 were issued in exempt offerings. The remaining CDO is collateralized primarily by securities issued by insurance companies and is not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that the CDO constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2015, the Corporation has the current intent and ability to hold the CDO until maturity.

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2015, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $17.2 million available through a secured line of credit with the Fed Discount Window and approximately $104.2 million available through the Federal Home Loan Bank (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to First United Corporation. The FDIC subsequently approved the same rules. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act and were implemented as of March 31, 2015.

[9]

The Basel III capital rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019, and which refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Corporation under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The final rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The capital conservation buffer will be phased-in over four years beginning on January 1, 2016, as follows: the maximum buffer will be 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. This will result in the following minimum ratios beginning in 2019: (a) a common equity Tier 1 capital ratio of 7.0%, (b) a Tier 1 capital ratio of 8.5% and (c) a total capital ratio of 10.5%. Under the final rules, institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The Basel III capital rules set forth certain changes for the calculation of risk-weighted assets. These changes include (i) an increased number of credit risk exposure categories and risk weights; (ii) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (iii) revisions to recognition of credit risk mitigation; (iv) rules for risk weighting of equity exposures and past due loans, and (v) revised capital treatment for derivatives and repo-style transactions.

Regulators may require higher capital ratios when warranted by the particular circumstances or risk profile of a given banking organization. In the current regulatory environment, banking organizations must stay well-capitalized in order to receive favorable regulatory treatment on acquisition and other expansion activities and favorable risk-based deposit insurance assessments. Our capital policy establishes guidelines meeting these regulatory requirements and takes into consideration current or anticipated risks as well as potential future growth opportunities.

As of December 31, 2015, we are in compliance with the applicable requirements of the new rules.

Additional information about our capital ratios and requirements is contained in Item 7 of Part II of this annual report under the heading “Capital Resources”.

[10]

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

Effective January 1, 2015, the Basel III capital rules revised the prompt corrective action requirements by (i) introducing the CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 but a leverage ratio of at least 3% to be deemed adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any prompt corrective action category.

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

As of December 31, 2015, the Bank was “well capitalized” based on the aforementioned ratios.

[11]

Liquidity Requirements

Historically, the regulation and monitoring of bank liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banking organizations and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Corporation. The NSFR requirement is currently in an international observation period. Based on the results of the observation period, the Basel Committee and U.S. banking regulators may make further changes to the NSFR. The U.S. regulators have not yet proposed rules to implement the NSFR for U.S. banks and bank holding companies but are expected to do so well in advance of the NSFR’s scheduled global implementation by January 1, 2018.

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

The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for our bank subsidiary would have a material adverse effect on our earnings, operations and financial condition.

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

[12]

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015. As of December 31, 2015, we believe that we are in compliance with this new rule.

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

[13]

SEASONALITY

Management does not believe that our business activities are seasonal in nature. Deposit and loan demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

EMPLOYEES

At December 31, 2015, we employed 364 individuals, of whom 292 were full-time employees.

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

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from FHLB. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities. If more assets reprice or mature than liabilities during a falling interest rate environment, then our earnings could be negatively impacted. Conversely, if more liabilities reprice or mature than assets during a rising interest rate environment, then our earnings could be negatively impacted. Fluctuations in interest rates are not predictable or controllable. There can be no assurance that our attempts to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates will be successful in the event of such changes.

The majority of our business is concentrated in Maryland and West Virginia, much of which involves real estate lending, so a decline in the real estate and credit markets could materially and adversely impact our financial condition and results of operations.

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2015, approximately 13%, or $110.0 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The national and local economies were significantly and adversely impacted by the banking crisis and resulting economic recession that began around 2008, and these conditions have caused a host of challenges for financial institutions, including the Bank. For example, these conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at desirable times and prices. Not only have these conditions impacted the demand for credit to finance the acquisition and development of real estate, but it has also impaired the ability of banks, including the Bank, to sell real estate acquired through foreclosure. In the case of real estate acquisition, construction and development projects that we have financed, these challenging economic conditions have caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Bank, have been unable to recover the full amounts due under many of their loans when forced to foreclose on and sell the real estate collateral. As a result, we have realized significant impairments and losses in our loan portfolio, which have materially and adversely impacted our financial condition and results of operations. The U.S. has not yet fully recovered from the recession, and management cannot predict if or the extent to which the lingering conditions and challenges will cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

[14]

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

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loans being made, the creditworthiness of the borrowers over the term of the loans and, in the case of collateralized loans, the value and marketability of the collateral for the loans. Management of the Bank maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management continually monitors our loan portfolio and makes determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses could result in a material decrease in our net income and capital, and could have a material adverse effect on our financial condition.

The market value of our investments could decline.

As of December 31, 2015, investment securities in our investment portfolio having a cost basis of $173.5 million and a market value of $170.2 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

The Volcker Rule may require the Bank to dispose of certain investments, which could result in a significant charge to earnings.

On December 10, 2013, the SEC, the Federal Reserve, the FDIC and other financial regulatory agencies issued final regulations to implement the Volcker Rule. Among other things, these regulations prohibit banking entities from acquiring or retaining an “ownership interest” in a “covered fund”, as such terms are defined in the regulations. A banking entity that owns such an interest was required to dispose of it no later than July 21, 2015. Although the final rule release provides that, in general, debt securities evidencing typical extensions of credit (i.e., those that provide for payment of stated principal and interest calculated at a fixed rate or at a floating rate based on an index or interbank rate) do not meet the definition of an “ownership interest”, it also contains a statement to the effect that all CDOs backed by trust preferred securities are prohibited by the Volcker Rule. Subsequently, on January 14, 2014, the agencies issued an interim final rule that exempts a CDO if (i) the issuer was established, and the CDO was originally issued, before May 19, 2010 (ii) the banking entity investor reasonably believes that the offering proceeds received by the issuer were invested primarily in trust preferred securities or subordinated debt instruments issued prior to May 19, 2010 by a depository institution holding company that satisfied certain criteria at the time of issuance and (iii) the banking entity investor acquired the CDO on or before December 10, 2013. The agencies’ rule releases create significant uncertainty with respect to whether the Volcker Rule will be applied to CDOs that are backed by non-bank trust preferred securities but that take the form of debt securities evidencing typical extensions of credit, because the agencies did not, in making the statement that CDOs backed by trust preferred securities are generally prohibited investments, acknowledge or otherwise address the fact that an investment must, as a threshold matter, meet the definition of “ownership interest” before it can be characterized as a prohibited investment.

[15]

At December 31, 2015, the Bank owned two debt securities, in the principal amount of $8.0 million, that is collateralized primarily by trust preferred securities and/or subordinated debt instruments issued by insurance entities and that provides for the payment of stated principal and interest at rates tied to LIBOR. This security is held in the Bank’s investment portfolio and, as of December 31, 2015, was classified as available-for-sale. The Bank has analyzed this security under the final Volcker Rule regulations and has concluded that it is not a prohibited investment because it does not exhibit, on a current, future, or contingent basis, any of the characteristics of an equity, partnership or other similar interest in the issuers identified in the Volcker Rule’s definition of “ownership interest”. If the FDIC were to disagree with the Bank’s analysis, then the Bank would be required to dispose of this security, likely at a considerable loss due to its current market values.

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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2015, we had recorded goodwill of $11.0 million, representing approximately 9.1% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2015, our net deferred tax assets were valued at $19.8 million.

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

[16]

In addition, changes to the banking laws over the last several years have facilitated interstate branching, merger and expanded activities by banks and holding companies. For example, the federal Gramm-Leach-Bliley Act (the “GLB Act”) revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities and other non-banking activities of any company that controls an FDIC insured financial institution. As a result, the ability of financial institutions to branch across state lines and the ability of these institutions to engage in previously-prohibited activities are now accepted elements of competition in the banking industry. These changes may bring us into competition with more and a wider array of institutions, which may reduce our ability to attract or retain customers. Management cannot predict the extent to which we will face such additional competition or the degree to which such competition will impact our financial conditions or results of operations.

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

[17]

As discussed above, the CFPB issued several rules in 2013 relating to mortgage operations and servicing, including a rule requiring mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms, or to originate “qualified mortgages” that meet specific requirements with respect to terms, pricing and fees. These new rules have required the Bank to dedicate significant personnel resources and could have a material adverse effect on our operations.

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

We may be adversely affected by other recent legislation and rule-making efforts.

In November 2009, the Federal Reserve announced amendments to Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. These amendments became effective on July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.

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

Due to the large number of bank failures that have occurred since the 2008 recession, banking customers across the country have become increasingly concerned about the extent to which their deposits are insured by the FDIC. This concern could cause the Bank’s customers to withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully-insured. Because the Bank relies heavily on deposits to fund loans and purchase other interest-earning assets, a decrease in deposits could have a materially adverse effect on our funding costs and net income.

The Bank’s funding sources may prove insufficient to replace deposits and support our future growth.

The Bank relies on customer deposits, advances from the FHLB, lines of credit at other financial institutions and brokered funds to fund our operations. Although the Bank has historically been able to replace maturing deposits and advances if desired, no assurance can be given that the Bank would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In that case, our profitability would be adversely affected.

[18]

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

Risks Relating to First United Corporation’s Securities

The shares of common stock and Series A Preferred Stock are not insured.

The shares of the Corporation’s common stock and of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) are not deposits and are not insured against loss by the FDIC or any other governmental or private agency.

[19]

There is no market for the Series A Preferred Stock, and the common stock is not heavily traded.

There is no established trading market for the shares of the Series A Preferred Stock. The Corporation does not intend to apply for listing of the Series A Preferred Stock on any securities exchange or for inclusion of the Series A Preferred Stock in any automated quotation system. The common stock is listed on the NASDAQ Global Select Market, but shares of the common stock are not heavily traded. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of the shares the common stock. Management cannot predict the extent to which an active public market for any of the Corporation’s securities will develop or be sustained in the future. Accordingly, holders of the Corporation’s securities may not be able to sell such securities at the volumes, prices, or times that they desire.

The Corporation has entered into an informal agreement with its federal banking regulator that limits its ability to pay dividends and make other distributions on outstanding securities.

The Corporation has entered into an informal agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”) that prohibits the Corporation, without the Reserve Bank’s prior consent, from paying dividends on outstanding shares of its common stock or Series A Preferred Stock, making interest payments under the Corporation’s junior subordinated debentures (“TPS Debentures”) underlying the trust preferred securities that were issued by the Trusts, or taking any other action that would reduce regulatory capital. As a result, the Corporation may be prohibited from making a dividend payment or any other distribution with respect to outstanding securities, including the repurchase of stock, at a time or times when applicable banking and corporate laws would otherwise permit such a dividend or distribution. This agreement increases the likelihood that we will realize the other risks discussed below relating to our ability to pay dividends and make other distributions.

The terms of the Series A Preferred Stock may, under certain circumstances, prohibit the Corporation from paying dividends on and/or repurchasing shares of the Corporation’s common stock.

On January 30, 2009, the Corporation sold and issued 30,000 shares of Series A Preferred Stock to the U.S. Department of the Treasury (the “Treasury”) pursuant to the Treasury’s Troubled Asset Relief Program Capital Purchase Program (the “TARP CPP”). The terms of the Series A Preferred Stock prohibit the Corporation from declaring or paying any dividends or making other distributions on the outstanding shares of its common stock, and from repurchasing, redeeming or otherwise acquiring shares of its common stock, if the Corporation is in arrears on any quarterly cash dividend due on the Series A Preferred Stock. In 2010, at the request of the Reserve Bank, the Corporation elected to defer regularly scheduled quarterly dividends on the Series A Preferred Stock. The Corporation terminated that deferral, with the Reserve Bank’s approval, in May 2014, and it thereafter received approvals to pay all subsequent quarterly dividends through February 2016. Unless and until the Corporation is advised otherwise by the Reserve Bank, the Corporation’s ability to make each future quarterly dividend payment due under the Series A Preferred Stock will depend on its receipt of an approval from the Reserve Bank. In addition, it should be noted that the Corporation’s ability to make future quarterly dividend payments will depend in large part on its receipt of cash dividends from the Bank, and the Bank’s ability to pay dividends is subject to various statutory and regulatory limitations. As a result of these limitations, no assurance can be given that the Corporation will pay dividends on any of its outstanding capital securities.

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

In 2010, at the request of the Reserve Bank, the Corporation elected to defer regularly scheduled quarterly interest payments under the TPS Debentures, and this deferral required the Trusts to defer regular quarterly dividend payments on their trust preferred securities. The Corporation terminated that deferral, with the Reserve Bank’s approval, in March 2014, and it thereafter received approvals to pay all subsequent quarterly interest payments through March 2016. Unless and until the Corporation is advised otherwise by the Reserve Bank, the Corporation’s ability to make each future quarterly interest payment due under the TPS Debentures will depend on its receipt of an approval from the Reserve Bank. As a result, and in light of the fact that the Corporation relies primarily on cash dividends from the Bank to make interest payments, no assurance can be given that the Corporation will make regularly-scheduled quarterly interest payments under its TPS Debentures. If the Corporation were to defer interest payments, then it would be prohibited from paying dividends on its outstanding equity securities until the termination of such termination.

[20]

If the Corporation fails to make six quarterly dividend payments on the Series A Preferred Stock, then the holders thereof would have the right to elect up to two additional directors to the Corporation’s Board of Directors.

The terms of the Series A Preferred Stock permit the Corporation to defer the payment of quarterly dividends, but, in that case, undeclared dividends will continue to accrue and must be paid in full at the time the Corporation terminates the dividend deferral. The terms provide further that whenever, at any time or times, dividends payable on the outstanding shares of the Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive, the authorized number of directors then constituting the Corporation’s Board of Directors will automatically be increased by two. Thereafter, holders of the Series A Preferred Stock, together with holders of any outstanding stock having voting rights similar to the Series A Preferred Stock, voting as a single class, will be entitled to fill the vacancies created by the automatic increase by electing up to two additional directors (the “Preferred Stock Directors”) at the next annual meeting (or at a special meeting called for the purpose of electing the Preferred Stock Directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. Currently, the Corporation does not have any outstanding capital stock with voting rights that are on par with the Series A Preferred Stock.

Applicable banking and Maryland laws impose additional restrictions on the ability of the Corporation and the Bank to pay dividends and make other distributions on their capital securities, and, in any event, the payment of dividends is at the discretion of the boards of directors of the Corporation and the Bank.

In the past, the Corporation has funded dividends on its capital securities using cash received from the Bank, and this will likely be the case for the foreseeable future. No assurance can be given that the Bank will be able to pay dividends to the Corporation for these purposes at times and/or in amounts requested by the Corporation. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Under Maryland law, a state-chartered commercial bank may pay dividends only out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Banks that are considered “troubled institution” are prohibited by federal law from paying dividends altogether. Notwithstanding the foregoing, shareholders must understand that the declaration and payment of dividends and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Thus, even at times when the Corporation is not prohibited from paying cash dividends on its capital securities, neither the payment of such dividends nor the amounts thereof can be guaranteed.

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

[21]

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

ITEM 2.          PROPERTIES

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 20 of its banking offices and leases five. The Bank entered into a new lease agreement in the fourth quarter of 2015 for a branch to be opened in first quarter of 2016. The Bank also leases one office that is used for disaster recovery purposes and one specialty office. Total rent expense on the leased offices and properties was $.5 million in 2015.

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

[22]

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 26, 2016, the Corporation had 1,572 shareholders of record. The high and low sales prices for the shares of the Corporation’s common stock for each quarterly period of 2015 and 2014 are set forth below. On March 8, 2016, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $11.11 per share. During 2015 and 2014, the Corporation did not declare any dividends on its common stock.

	High	Low
2015
1st Quarter	$9.50	$8.21
2nd Quarter	9.46	8.36
3rd Quarter	8.83	8.01
4th Quarter	11.89	7.91

2014
1st Quarter	$9.00	$7.35
2nd Quarter	9.04	7.54
3rd Quarter	8.95	7.92
4th Quarter	8.75	7.93

The ability of the Corporation to declare dividends is limited by federal banking laws and Maryland corporation laws. Subject to these and the terms of its other securities, including the Series A Preferred Stock and the TPS Debentures, the payment of dividends on the shares of common stock and the amounts thereof are at the discretion of the Corporation’s Board of Directors. Prior to November 2010, cash dividends were typically declared on a quarterly basis. When paid, dividends to shareholders have historically been dependent on the ability of the Corporation’s subsidiaries, especially the Bank, to declare dividends to the Corporation. Like the Corporation, the Bank’s ability to declare and pay dividends is subject to limitations imposed by federal and Maryland banking and Maryland corporation laws. A complete discussion of these and other dividend restrictions is contained in Item 1A of Part I of this annual report under the heading “Risks Relating to First United Corporation’s Securities” and in Note 21 to the Consolidated Financial Statements, both of which are incorporated herein by reference. Accordingly, there can be no assurance that dividends will be declared on the shares of common stock in any future fiscal quarter.

The Corporation’s Board of Directors periodically evaluates the Corporation’s dividend policy both internally and in consultation with the Federal Reserve.

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2015.

Equity Compensation Plan Information

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information regarding the Corporation’s equity compensation plans required by this Item pursuant to Item 201(d) of Regulation S-K is located in Item 12 of Part III of this annual report and is incorporated herein by reference.

[23]

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for each of the last five calendar years and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

(Dollars in thousands, except for share data)	2015	2014	2013	2012	2011
Balance Sheet Data
Total Assets	$1,323,458	$1,332,296	$1,334,046	$1,321,296	$1,391,350
Net Loans	867,101	827,926	796,646	858,782	919,214
Investment Securities	275,792	330,566	340,489	227,313	245,023
Deposits	998,794	981,323	977,403	976,884	1,027,784
Long-term Borrowings	147,537	182,606	182,672	182,735	207,044
Shareholders’ Equity	120,771	108,999	101,883	99,418	97,141

Operating Data
Interest Income	$45,032	$46,386	$49,914	$53,111	$59,496
Interest Expense	9,407	10,870	11,732	13,965	21,206
Net Interest Income	35,625	35,516	38,182	39,146	38,290
Provision for Loan Losses	1,054	2,513	380	9,390	9,157
Other Operating Income	24,992	12,907	13,137	13,658	14,993
Net Securities Impairment Losses	0	0	0	0	(19)
Net (Losses)/Gains – Other	(2,505)	1,053	229	1,708	2,302
Other Operating Expense	41,115	40,095	42,471	39,518	43,410
Income Before Taxes	15,943	6,868	8,697	5,604	3,018
Income Tax expense/(benefit)	5,067	1,271	2,222	913	(635)
Net Income	$10,876	$5,597	$6,475	$4,691	$3,653
Accumulated preferred stock dividend and discount accretion	(2,700)	(2,601)	(1,778)	(1,691)	(1,609)
Net income available to common shareholders	$8,176	$2,996	$4,697	$3,000	$2,044

Per Share Data
Basic and diluted net income per common share	$1.31	$0.48	$0.76	$0.48	$0.33
Book Value	14.51	13.30	11.49	11.14	10.80

Significant Ratios
Return on Average Assets	0.82%	0.42%	0.49%	0.34%	0.24%
Return on Average Equity	9.54%	5.07%	6.48%	4.79%	3.71%
Average Equity to Average Assets	8.69%	8.26%	7.52%	7.19%	6.55%
Total Risk-based Capital Ratio	17.37%	15.40%	15.33%	14.13%	13.05%
Tier I Capital to Risk Weighted Assets	15.31%	14.23%	13.71%	12.54%	11.30%
Tier I Capital to Average Assets	11.51%	11.29%	11.02%	10.32%	9.10%
Common Equity Tier I to Risk Weighted Assets	9.92%

[24]

ITEM 7:             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2015 and 2014, which are included in Item 8 of Part II of this annual report.

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

Consolidated net income available to common shareholders was $8.2 million for the year ended December 31, 2015, compared to $3.0 million for 2014. Basic and diluted net income per common share for the year ended December 31, 2015 were both $1.31, compared to basic and diluted net income per common share of $.48 for 2014. The increase in earnings for 2015 was primarily attributable to an $11.6 million recovery received in November 2015 from an arbitration settlement recorded in other income. In addition to the recovery, trust department earnings and debit card income both increased $.3 million. An increase of $1.4 million in salaries and benefits, primarily due to increased pension and health care costs, and losses of $3.5 million on CDO investments partially offset the increases to income. The net interest margin for the year ended December 31, 2015, on a fully tax equivalent (“FTE”) basis, increased to 3.04% from 3.00% for the year ended December 31, 2014.

The provision for loan losses decreased to $1.1 million for the year ended December 31, 2015 compared to $2.5 million for the year ended December 31, 2014. The decrease was driven by lower net charge-offs and higher credit quality of the loan portfolio. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $1.5 million for the year ended December 31, 2015 when compared to 2014 due to a decrease of $17.9 million in average long-term borrowings as a result of the repayment of a $30.0 million FHLB advance and the maturity of the $5.0 million in junior subordinated debentures in early 2015 and a $15.0 million decrease in average interest-bearing deposits along with a decrease of 9 basis points on the average rate paid on long-term borrowings. During 2015, our retail staff continued their focus on shifting the mix of deposits from higher cost certificates of deposit to lower cost core accounts.

Other income increased $12.1 million for the year ended December 31, 2015 when compared to 2014. This increase was primarily attributable to an $11.6 million recovery received in November 2015 from an arbitration settlement. In addition to the recovery, trust department earnings and debit card income both increased $.3 million. These increases were partially offset by $3.5 million in losses recorded on four CDO securities that the Bank transferred to First United Corporation for the year ended December 31, 2015 compared to $1.1 million in gains on sales of securities for the year ended December 31, 2014. Bank Owned Life Insurance (“BOLI”) income decreased $.2 million for 2015 as a result of a one-time death benefit of $.4 million received in December 2014.

Operating expenses increased $1.0 million for the year ended December 31, 2015 when compared to the same period of 2014. This increase resulted from a $1.4 million increase in salaries and benefits primarily due to increased pension and health care costs and a $.4 million increase in professional services due to increased legal expenses incurred for litigation. These increases were offset by a decrease of $.4 million in other real estate owned (“OREO”) expenses due to reductions in valuation write-downs on properties and a decrease of $.6 million in other expenses. Declines in other expenses were due primarily to reductions in marketing, in house training and other miscellaneous expenses.

Comparing December 31, 2015 to December 31, 2014, loans outstanding increased $39.0 million (4.6%). CRE loans increased $24.4 million as a result of new relationships in the fourth quarter 2015. Acquisition and development (“A&D”) loans increased $11.7 million due to large relationships booked in the fourth quarter. Commercial and industrial (“C&I”) loans decreased $19.4 million due to the payoff of one large loan in the third quarter of 2015. Residential mortgage loans increased $21.1 million due to increased production in both adjustable and fixed rate mortgage programs. The Bank continues to use Fannie Mae for the majority of new, longer-term, fixed-rate residential loan originations. The consumer loan portfolio increased slightly by $1.2 million. At December 31, 2015, approximately 39% of the commercial loan portfolio was collateralized by real estate, compared to approximately 44% at December 31, 2014.

Interest income on loans decreased by $.3 million (on a FTE basis) in 2015 when compared to 2014 due to payoffs of higher rate loans and new loans booked at lower rates. Interest income on our investment securities decreased by $1.2 million (on a FTE basis) in 2015 when compared to 2014 due to sales and calls on the investment portfolio during 2015 as well as the reversal of $.7 million of accretable yield on non-accrual CDO investments. (Additional information on the composition of interest income is available in Table 1 that appears on page 31).

[25]

Total deposits increased $17.5 million at December 31, 2015 when compared to December 31, 2014. During 2015, we continued our focus on changing the mix of our deposit portfolio away from higher cost certificates of deposit and toward lower cost money market and transaction accounts. We have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $3.4 million. Traditional savings accounts increased $11.4 million due to continued growth in our Prime Saver product. Total demand deposits increased $41.8 million and total money market accounts decreased $1.9 million. Time deposits less than $100,000 declined $17.0 million and time deposits greater than $100,000 decreased $20.2 million. During 2015, the ICS program was implemented which offers FDIC insurance to demand deposit and savings or money market accounts. The growth in the brokered/ICS money market balances was primarily due to the shift of money market deposits held in our trust department to the ICS program.

Interest expense decreased $1.5 million in 2015 when compared to 2014. The decline was due to our continued focus on shifting our deposit mix from higher cost certificates of deposit to core deposits and the reduced expense on long-term borrowings due to the repayment of a $30.0 million FHLB advance in July 2015 and the maturity of $5.0 million of junior subordinated debentures in March 2015.

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

Allowance for Loan Losses, or ALL

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio and resulting interest income, including the calculation of the ALL, the valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The ALL is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 7 to the Consolidated Financial Statements.

Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2015 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

[26]

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

During 2015, including at December 31, 2015, shares of First United Corporation’s common stock traded at prices that were below the common stock’s book value.

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

Significant assumptions used in the above methods include:

•	Net income from our forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 12.82% based on an internally derived cost of equity capital determined using the “build-up” method;
•	A price to tangible book multiple of 1.36x, which was the median multiple adjusted for the Corporation’s asset quality profile of non-assisted transactions for non-assisted commercial bank acquisitions during the 12 months ended September 30, 2015 for selling companies headquartered in the Eastern regional area as compiled by Boenning & Scattergood, Inc.; and
•	A capitalization rate of 6.82% (discount rate of 12.82% adjusted for a conservative growth rate of 6.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 60%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.66x and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2015 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

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

[27]

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2015.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

Note 1 to the Consolidated Financial Statements discusses new accounting pronouncements that, when adopted, could affect our future consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME REVIEW

Net Interest Income

Net interest income is our largest source of operating revenue. Net interest income is the difference between the interest that we earn on our interest-earning assets and the interest expense we incur on our interest-bearing liabilities. For analytical and discussion purposes, net interest income is adjusted to an FTE basis to facilitate performance comparisons between taxable and tax-exempt assets by increasing tax-exempt income by an amount equal to the federal income taxes that would have been paid if this income were taxable at the statutorily applicable rate. This is a Non-GAAP disclosure and management believes it is not materially different than GAAP.

[28]

The table below summarizes net interest income (on an FTE basis) for 2015 and 2014.

(Dollars in thousands)	2015	2014
Interest income	$45,827	$47,350
Interest expense	9,407	10,870
Net interest income	$36,420	$36,480

Net interest margin %	3.04%	3.00%

Net interest income on an FTE basis decreased $60 thousand (.2%) for the year ended December 31, 2015 when compared to 2014 due to a $1.5 million (3.2%) decrease in interest income, which was offset by a $1.5 million (13.5%) decrease in interest expense. The decrease in interest income was primarily due to the $29.5 million (8.7%) reduction in the average balance of investments and an overall decrease of 7 basis points on yields when comparing the years ended December 31, 2015 and December 31, 2014. The decline in interest income was offset by a decline in interest expense due to the reduction of $17.9 million in average balances of long-term borrowings and a decrease of 9 basis points on long-term borrowings. We saw an increase in the net interest margin for the year ended December 31, 2015 to 3.04% when compared to 3.00% for the year ended December 31, 2014, but a decrease compared to 3.25% for the year ended December 31, 2013.

When comparing the year ended December 31, 2015 to the year ended December 31, 2014, there was an overall $17.8 million decrease in average interest-earning assets, driven by a decrease of $29.5 million in investment securities and a $9.7 million decrease in Fed funds sold, primarily cash, offset by a $26.3 million increase in loans.

Interest expense decreased for the year ended December 31, 2015 when compared to the year ended December 31, 2014 due primarily to an overall decrease of $42.9 million on our average interest-bearing liabilities. The overall effect was a 10 basis point decrease in the average rate paid from 1.07% for 2014 to .97% for 2015.  This decrease was due to a reduction of $27.9 million in borrowings and a decrease of $33.4 million in certificate of deposits, partially offset by an increase of $18.4 million in demand deposits, savings and money market accounts.

As shown below, the composition of total interest income between 2015 and 2014 remained relatively stable between interest and fees on loans and investment securities with a slight decline in interest and fees on loans offset by an increase in interest on investment securities.

	% of Total Interest Income
	2015	2014
Interest and fees on loans	82%	81%
Interest on investment securities	17%	18%
Other	1%	1%

[29]

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2015, 2014 and 2013. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2015, 2014 and 2013. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$846,391	$37,201	4.40%	$820,076	$37,525	4.58%	$843,996	$42,292	5.01%
Investment Securities:
Taxable	276,063	6,248	2.26	288,022	6,981	2.42	236,762	5,557	2.35
Non taxable	34,820	2,023	5.81	52,408	2,467	4.71	46,584	2,701	5.80
Total	310,883	8,271	2.66	340,430	9,448	2.78	283,346	8,258	2.91
Federal funds sold	27,411	49	0.18	37,069	84	0.23	56,363	141	0.25
Interest-bearing deposits with other banks	4,022	4	0.10	7,931	2	0.03	11,845	3	0.03
Other interest earning assets	6,641	302	4.55	7,599	291	3.83	7,995	199	2.49
Total earning assets	1,195,348	45,827	3.83%	1,213,105	47,350	3.90%	1,203,545	50,893	4.23%
Allowance for loan losses	(12,072)			(12,558)			(15,862)
Non-earning assets	127,851			140,666			148,025
Total Assets	$1,311,127			$1,341,213			$1,335,708

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$149,214	$104	0.07%	$139,875	$127	0.09%	$137,348	$159	0.12%
Interest-bearing money markets	210,109	477	0.23	214,268	501	0.23	205,608	464	0.23
Savings deposits	136,946	228	0.17	123,756	234	0.19	112,999	215	0.19
Time deposits:
Less than $100k	142,188	1,471	1.03	163,100	1,769	1.08	195,084	2,070	1.06
$100k or more	132,579	1,625	1.23	145,024	1,972	1.36	160,203	2,168	1.35
Short-term borrowings	36,048	58	0.16	45,997	63	0.14	47,829	62	0.13
Long-term borrowings	164,693	5,444	3.31	182,637	6,204	3.40	182,702	6,594	3.61
Total interest-bearing liabilities	971,777	9,407	0.97%	1,014,657	10,870	1.07%	1,041,773	11,732	1.13%
Non-interest-bearing deposits	204,453			196,468			164,299
Other liabilities	20,925			19,254			29,141
Shareholders’ Equity	113,972			110,834			100,495
Total Liabilities and Shareholders’ Equity	$1,311,127			$1,341,213			$1,335,708
Net interest income and spread		$36,420	2.86%		$36,480	2.83%		$39,161	3.09%
Net interest margin			3.04%			3.00%			3.25%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 35% for 2015, 2014 and 2013. Non-GAAP interest income on a fully taxable equivalent for the years ended December 31, 2015, 2014 and 2013 were $795, $964 and $979, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2015, 2014 and 2013, which were reported in the average loan balances for these years, were $11,952, $15,093 and $18,343, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[30]

Interest Variance Analysis (1)

Table 2

	2015 Compared to 2014			2014 Compared to 2013
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$1,157	$(1,481)	$(324)	$(1,095)	$(3,672)	$(4,767)
Taxable Investments	(271)	(462)	(733)	1,242	182	1,424
Non-taxable Investments	(1,022)	578	(444)	274	(508)	(234)
Federal funds sold	(17)	(18)	(35)	(44)	(13)	(57)
Other interest earning assets	(226)	239	13	(166)	257	91
Total interest income	(379)	(1,144)	(1,523)	211	(3,754)	(3,543)

Interest Expense:
Interest-bearing demand deposits	7	(30)	(23)	15	(47)	(32)
Interest-bearing money markets	(9)	(15)	(24)	20	17	37
Savings deposits	22	(28)	(6)	20	(1)	19
Time deposits less than $100	(216)	(82)	(298)	(347)	46	(301)
Time deposits $100 or more	(152)	(195)	(347)	(206)	10	(196)
Short-term borrowings	(16)	11	(5)	(3)	4	1
Long-term borrowings	(593)	(167)	(760)	(2)	(388)	(390)
Total interest expense	(957)	(506)	(1,463)	(503)	(359)	(862)

Net interest income	$578	$(638)	$(60)	$714	$(3,395)	$(2,681)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $1.1 million for the year ended December 31, 2015 compared to $2.5 million for the year ended December 31, 2014.  The lower net charge-offs as well as continued reductions in the level of classified and impaired assets (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), were contributing factors to the lower provision expense. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains/(losses), and the percentage changes during these years:

(Dollars in thousands)	2015	2014	% Change
Service charges on deposit accounts	$2,231	$2,243	-0.53%
Other service charge income	764	690	10.72%
Debit card income	2,300	2,034	13.08%
Trust department income	5,641	5,343	5.58%
Bank owned life insurance (BOLI) income	1,146	1,392	-17.67%
Brokerage commissions	887	800	10.88%
Other income- recovery	11,572	0	100.00%
Other income	451	405	11.36%
Total other operating income	$24,992	$12,907	93.63%

Other operating income, exclusive of (losses)/gains, increased $12.1 million for the year ended December 31, 2015 when compared to 2014. This increase was primarily attributable to an $11.6 million recovery received in November 2015 from an arbitration settlement. In addition to the recovery, trust department earnings and debit card income both increased $.3 million. BOLI income decreased $.2 million during 2015 as a result of a one-time death benefit of $.4 million received in December 2014. Trust assets under management were $718 million at December 31, 2015 and $702 million at December 31, 2014.

[31]

Net losses of $2.5 million were reported through other income for the year ended December 31, 2015, compared to net gains of $1.1 million for 2014. The losses were primarily attributable to a $3.5 million write-down of four CDO investments that were transferred from the Bank to First United Corporation in 2015.

Other Operating Expense

The following table compares the major components of other operating expense for 2015 and 2014:

(Dollars in thousands)	2015	2014	% Change
Salaries and employee benefits	$20,912	$19,518	7.14%
Other expenses	5,068	5,631	-10.00%
FDIC premiums	1,870	1,842	1.52%
Equipment	2,544	2,508	1.44%
Occupancy	2,479	2,468	0.45%
Data processing	3,429	3,198	7.22%
Professional services	1,674	1,287	30.07%
Other real estate owned expense	1,899	2,318	-18.08%
Contract labor	607	669	-9.27%
Line rentals	633	656	-3.51%
Total other operating expense	$41,115	$40,095	2.54%

Operating expenses increased $1.0 million for the year ended December 31, 2015 when compared to the same period of 2014. This increase was due to an increase of $1.4 million in salaries and benefits primarily due to increased pension and health care costs and an increase of $.4 million in professional services due to increased legal expenses incurred for litigation. These increases were offset by a decrease of $.4 million in OREO expenses due to reductions in valuation write-downs on properties and a decrease of $.6 million in other expenses. Declines in other expenses were due primarily to reductions in marketing, in house training and other miscellaneous expenses.

Applicable Income Taxes

We recognized a tax expense of $5.1 million in 2015, compared to a net tax expense of $1.3 million in 2014. See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.8 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

At December 31, 2015, we had federal net operating losses (“NOLs”) of approximately $6.2 million and West Virginia NOLs of approximately $4.3 million for which deferred tax assets of $2.2 million and $.2 million, respectively, have been recorded at December 31, 2015.   The federal and West Virginia NOLs were created in 2010, 2012 and 2014 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2015 because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods.

At December 31, 2015, the Corporation had Maryland NOLs of $36.4 million for which a deferred tax asset of $1.8 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs based on the fact that it is more likely than not that this deferred tax asset will not be realized because the Corporation files a separate Maryland income tax return, has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire. The valuation allowance of $1.8 million at December 31, 2015 reflects an increase of $.1 million from the level at December 31, 2014.

In addition, we have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2015, as it is more likely than not (defined a level of likelihood that is more than 50%) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods. In making this determination, management considered the following:

•	the expected reversal of $1.0 million of the total $3.8 million of deferred tax liabilities at December 31, 2015 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2015;

[32]

•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $14.0 million and recurring annual decreases in unfavorable permanent items.

We will need to generate future taxable income of approximately $33 million to fully utilize the Maryland net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets remained stable at $1.3 billion at December 31, 2015 and December 31, 2014. When comparing 2015 to 2014, cash and interest-bearing deposits in other banks increased $16.7 million, the investment portfolio decreased $54.8 million, and gross loans increased $39.0 million. We sold investments during 2015 in order to reduce interest rate volatility and to provide funding for higher yielding loans. OREO balances decreased $6.0 million due to sales of properties. BOLI increased $6.6 million, due primarily to new general account contracts purchased in the second quarter. Total liabilities decreased by $20.6 million for the year ended December 31, 2015 when compared to 2014 due primarily to a decrease of $35.1 million in long-term borrowings as a result of the repayment of a $30.0 million FHLB advance and the maturity of the $5.0 million subordinated debentures in March 2015. Comparing December 31, 2015 to December 31, 2014, shareholders’ equity increased $11.8 million as a result of the $8.2 million in net income recorded for 2015 combined with a $3.4 million decrease in accumulated other comprehensive loss.

The total interest-earning asset mix remained relatively stable at December 31, 2015 and December 31, 2014. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2015	2014
Cash and cash equivalents	4%	3%
Net loans	66%	62%
Investments	21%	25%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2015	2014
Total deposits	83%	80%
Total borrowings	15%	18%

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

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio for the past five years:

(In millions)	2015	2014	2013	2012	2011
Commercial real estate	$280.5	$256.1	$268.0	$298.8	$336.2
Acquisition and development	111.0	99.3	107.2	128.4	142.9
Commercial and industrial	73.9	93.3	59.8	69.0	78.7
Residential mortgage	388.7	367.6	350.9	346.9	347.2
Consumer	24.9	23.7	24.3	31.7	33.7
Total Loans	$879.0	$840.0	$810.2	$874.8	$938.7

Comparing December 31, 2015 to December 31, 2014, loans outstanding increased $39.0 million (4.6%). CRE loans increased $24.4 million as a result new relationships in the fourth quarter 2015. A&D loans increased $11.7 million primarily due to large relationships booked in the fourth quarter. C&I loans decreased $19.4 million due to the payoff of one large loan in the third quarter of 2015. Residential mortgage loans increased $21.1 million due to increased production of loans in our adjustable and fixed rate mortgage programs. The consumer loan portfolio increased slightly by $1.2 million.

At December 31, 2015, approximately 39% of the commercial loan portfolio was collateralized by real estate, compared to approximately 44% at December 31, 2014.

Adjustable interest rate loans made up 62% of total loans at December 31, 2015 and 64% at 2014, with the balance being fixed–interest rate loans.

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

[34]

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2015:

Maturities of Loan Portfolio at December 31, 2015

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$30,845	$89,172	$160,488	$280,505
Acquisition and Development	44,507	14,740	51,739	110,986
Commercial and Industrial	22,072	28,758	23,023	73,853
Residential Mortgage	7,540	7,239	373,960	388,739
Consumer	4,307	17,342	3,291	24,940
Total Loans	$109,271	$157,251	$612,501	$879,023

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	54,085	113,450	163,728	331,263
Adjustable-Interest Rate Loans	55,186	43,801	448,773	547,760
Total Loans	$109,271	$157,251	$612,501	$879,023

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

[35]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Commercial real estate	$11,282	$5,762	$7,433	$6,194	$10,069
Acquisition and development	1,817	3,609	5,632	10,778	14,938
Commercial and industrial	185	171	191	176	9,364
Residential mortgage	2,214	2,009	4,126	2,731	3,796
Consumer	0	0	14	36	21
Total non-accrual loans	$15,498	$11,551	$17,396	$19,915	$38,188

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0	$0	$65	$0	$0
Acquisition and development	0	1	282	200	128
Commercial and industrial	0	4	133	0	0
Residential mortgage	998	485	730	1,888	1,509
Consumer	27	39	24	58	142
Total accruing loans past due 90 days or more	$1,025	$529	$1,234	$2,146	$1,779

Total non-accrual and past due 90 days or more	$16,523	$12,080	$18,630	$22,061	$39,967

Restructured Loans (TDRs):
Performing	$8,168	$7,621	$10,567	$12,134	$10,657
Non-accrual (included above)	5,851	6,063	7,380	5,540	7,385
Total TDRs	$14,019	$13,684	$17,947	$17,674	$18,042

Other Real Estate Owned	$6,883	$12,932	$17,031	$17,513	$16,676

Impaired loans without a valuation allowance	$20,940	$19,937	$24,296	$39,361	$41,778
Impaired loans with a valuation allowance	3,868	4,844	9,013	8,481	20,048
Total impaired loans	$24,808	$24,781	$33,309	$47,842	$61,826
Valuation allowance related to impaired loans	$1,157	$1,236	$2,283	$1,632	$3,951

Non-Accrual Loans as a % of Applicable Portfolio

	2015	2014	2013	2012	2011
Commercial real estate	4.0%	2.3%	2.8%	2.1%	3.0%
Acquisition and development	1.6%	3.6%	5.3%	8.4%	10.5%
Commercial and industrial	0.3%	0.2%	0.3%	0.3%	11.9%
Residential mortgage	0.6%	0.5%	1.2%	0.8%	1.1%
Consumer	0.0%	0.0%	0.1%	0.1%	0.1%

Interest income not recognized as a result of placing loans on non-accrual status was $.8 million for the year ended December 31, 2015, and we recognized, on a cash basis, $.1 million of interest income during 2015.

[36]

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $9.3 million at December 31, 2015 and $13.2 million at December 31, 2014. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $4.5 million during the year ended December 31, 2015, due to payoffs and principal reductions of $4.5 million. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of TDRs by loan class at December 31, 2015 and December 31, 2014:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$399	2	$270
All other CRE	2	2,965	1	2,843
Acquisition and development
1-4 family residential construction	1	700	1	790
All other A&D	2	1,980	4	2,154
Commercial and industrial	2	890	1	404
Residential mortgage
Residential mortgage – term	5	1,234	7	1,160
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	15	$8,168	16	$7,621

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	1	$458
All other CRE	5	3,520	4	2,073
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	1,721	4	3,139
Commercial and industrial	1	169	1	171
Residential mortgage
Residential mortgage – term	4	441	1	222
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	14	5,851	11	6,063
Total TDRs	29	$14,019	27	$13,684

The level of TDRs increased $.3 million during the year ended December 31, 2015. Six loans totaling $4.7 million were added to performing TDRs, and three loans totaling $2.1 million were added to non-performing TDRs, and eight loans already in performing TDRs and three loans already in non-performing TDRs were re-modified. During the year ended December 31, 2015, there were charge-offs totaling $1.2 million to four non-performing loans and one loan totaling $.1 million was transferred to OREO. Two previously accruing TDRs totaling $.2 million were transferred to performing status during 2015. Net principal payments and payoffs totaling $5.2 million were received during the same time period.

[37]

At December 31, 2015, additional funds of up to $11,200 were committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million, and interest income recognized on all TDRs was $.4 million in 2015.

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

The ALL decreased to $11.9 million at December 31, 2015, compared to $12.1 million at December 31, 2014. The provision for loan losses for the year ended December 31, 2015 decreased to $1.1 million from $2.5 million for the year ended December 31, 2014. The lower provision expense was primarily due to lower net charge-offs of $1.2 million in 2015, compared to net charge-offs of $4.0 million in 2014. The ratio of the ALL to loans outstanding as of December 31, 2015 was 1.36%, which was lower than the 1.44% at December 31, 2014 due to the higher quality of the loan portfolio.

The ratio of net charge-offs to average loans for the year ended December 31, 2015 was .14%, compared to .49% for the year ended December 31, 2014. Relative to December 31, 2014, all segments of loans showed improvement. The CRE portfolio had an annualized net charge-off rate of .05% as of December 31, 2015, compared to an annualized net charge-off rate of .18% as of December 31, 2014. The annualized net charge-off rate for A&D loans as of December 31, 2015 was .79% compared to 2.46% as of December 31, 2014 due primarily to a reduced number of charge-offs in 2015. The ratios for C&I loans were 0.00% and .31% for December 31, 2015 and December 31, 2014, respectively. The residential mortgage loan ratios were .02% and .17% for December 31, 2015 and December 31, 2014, respectively, and the consumer loan ratios were .40% and .71% for December 31, 2015 and December 31, 2014, respectively.

Accruing loans past due 30 days or more increased to 1.70% of the loan portfolio at December 31, 2015, compared to 1.62% at December 31, 2014. The increase for 2015 was primarily due to an increase in past-due accruing commercial real estate loans. Other improvements in the levels of past-due loans were attributable to a combination of a slowly improving economy and vigorous collection efforts by the Bank.

Non-accrual loans totaled $15.5 million at December 31, 2015, compared to $11.6 million at December 31, 2014. Non-accrual loans which have been subject to a partial charge-off totaled $4.1 million at December 31, 2015, compared to $4.6 million at December 31, 2014.

Management believes that the ALL at December 31, 2015 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Comparing 2014 to 2013, the ALL decreased to $12.1 million at December 31, 2014, compared to $13.6 million at December 31, 2013. The provision for loan losses for the year ended December 31, 2014 increased to $2.5 million from $.4 million for the year ended December 31, 2013. The higher provision expense was primarily due to higher net charge-offs of $4.0 million in 2014, compared to net charge-offs of $2.8 million in 2013, as well as the impact of higher loan balances in 2014. The ratio of the ALL to loans outstanding as of December 31, 2014 was 1.44%, which was lower than the 1.68% at December 31, 2013 due to the charge-off or removal of specific allocations as a result of changing circumstances, as well as the overall higher quality of the loan portfolio in 2014.

[38]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2015	2014	2013	2012	2011
Balance, January 1	$12,065	$13,594	$16,047	$19,480	$22,138
Charge-offs:
Commercial real estate	(420)	(485)	(233)	(2,289)	(6,886)
Acquisition and development	(1,261)	(2,673)	(2,200)	(809)	(3,055)
Commercial and industrial	(26)	(266)	(1,066)	(9,402)	(840)
Residential mortgage	(300)	(847)	(485)	(1,314)	(1,664)
Consumer	(307)	(512)	(590)	(650)	(893)
Total charge-offs	(2,314)	(4,783)	(4,574)	(14,464)	(13,338)
Recoveries:
Commercial real estate	283	11	1,004	156	95
Acquisition and development	382	133	100	420	322
Commercial and industrial	26	26	79	464	57
Residential mortgage	217	229	199	177	550
Consumer	209	342	359	424	499
Total recoveries	1,117	741	1,741	1,641	1,523
Net credit losses	(1,197)	(4,042)	(2,833)	(12,823)	(11,815)
Provision for loan losses	1,054	2,513	380	9,390	9,157
Balance at end of period	$11,922	$12,065	$13,594	$16,047	$19,480

Allowance for loan losses to loans outstanding (as %)	1.36%	1.44%	1.68%	1.83%	2.08%
Net charge-offs to average loans outstanding during the period (as %)	0.14%	0.49%	0.34%	1.41%	1.24%

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

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,

(In thousands)	2015	% of Total Loans	2014	% of Total Loans	2013	% of Total Loans	2012	% of Total Loans	2011	% of Total Loans
Commercial real estate	$2,580	32%	$2,424	30%	$4,052	33%	$5,206	34%	$6,218	36%
Acquisition and development	4,129	13%	3,912	12%	4,172	13%	5,029	15%	7,190	15%
Commercial and industrial	722	8%	1,680	11%	766	8%	906	8%	2,190	8%
Residential mortgage	3,785	44%	3,862	44%	4,320	43%	4,507	39%	3,430	37%
Consumer	206	3%	187	3%	284	3%	399	4%	452	4%
Unallocated	500	0%	0	0%	0	0%	0	0%	0	0%
Total	$11,922	100%	$12,065	100%	$13,594	100%	$16,047	100%	$19,480	100%

[39]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2015			2014			2013
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. treasuries	$0	$0	0%	$29,607	$29,596	13%	$0	$0	0%
U.S. government agencies	34,079	33,964	20%	39,077	38,941	18%	97,242	92,035	27%
Residential mortgage-backed agencies	14,285	14,170	8%	45,175	45,273	21%	116,933	112,444	33%
Commercial mortgage-backed agencies	43,780	43,636	26%	26,007	25,957	12%	31,025	29,905	9%
Collateralized mortgage obligations	9,690	9,610	6%	8,611	8,707	4%	30,468	29,390	9%
Obligations of states and political subdivisions	45,949	46,641	27%	46,151	47,304	21%	55,505	55,277	17%
Collateralized debt obligations	25,766	22,211	13%	37,117	25,339	11%	37,146	17,538	5%
Total available for sale	$173,549	$170,232	100%	$231,745	$221,117	100%	$368,319	$336,589	100%
Securities Held to Maturity:
U.S. government agencies	$24,704	25,338	24%	$24,520	$25,034	23%	$0	$0	0%
Residential mortgage-backed agencies	53,734	53,912	51%	58,400	59,008	53%	0	0	0%
Commercial mortgage-backed agencies	18,078	18,232	17%	16,425	16,737	15%	0	0	0%
Collateralized mortgage obligations	6,419	6,297	6%	7,379	7,384	7%	0	0	0%
Obligations of states and political subdivisions	2,625	2,963	2%	2,725	2,608	2%	3,900	3,590	100%
Total held to maturity	$105,560	$106,742	100%	$109,449	$110,771	100%	$3,900	$3,590	100%

Total fair value of investment securities available-for-sale at December 31, 2015 decreased $50.9 million when compared to the fair value at December 31, 2014. At December 31, 2015, the securities classified as available-for-sale included a net unrealized loss of $3.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to our CDOs. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $148.0 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $.2 million at December 31, 2015. The remaining $22.2 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $3.6 million in net unrealized losses associated with the CDO portfolio relates to 4 pooled trust preferred securities. Unrealized losses of $.4 million represent non-credit related OTTI charges on one of the securities, while $3.2 million of unrealized losses relates to three securities which has no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs. A realized loss of $3.5 million was recognized on eight of the pooled trust preferred securities in the fourth quarter due to a transfer of these investments from the Bank to the Parent company at their fair value.

[40]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2015.

Level 3 Investment Securities Available for Sale
(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	.Amortized Cost	Fair Market Value	Unrealized Gain/ (Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,333	925	(408)	C	635,775	16.12%	373,075	(42,263)	-11.33%	42/55
Preferred Term Security XVIII*	C	1,473	1,473	-	C	676,565	19.56%	351,850	(34,238)	-9.73%	45/64
Preferred Term Security XVIII	C	2,210	2,210	-	C	676,565	19.56%	351,850	(34,238)	-9.73%	45/64.
Preferred Term Security XIX*	C	1,828	1,828	-	C	700,535	8.99%	496,226	(19,785)	-3.99%	53/62
Preferred Term Security XIX*	C	1,096	1,096	-	C	700,535	8.99%	496,226	(19,785)	-3 99%	53/62
Preferred Term Security XIX*	C	2,558	2,558	-	C	700,535	8.99%	496,226	(19,875)	-4.01%	53/62
Preferred Term Security XIX*	C	1,096	1,096	-	C	700,535	8.99%	496,226	(19,785)	-3.99%	53/62
Preferred Term Security XXII*	C-1	1,218	1,218	-	C	1,386,600	16.37%	913,615	(9,406)	-1.03%	65/85
Preferred Term Security XXII*	C-1	3,044	3,044	-	C	1,386,600	16.37%	913,615	(9,406)	-1.03%	65/85
Preferred Term Security XXIII	C-1	1,910	1,110	(800)	C	1,467,000	17.38%	861,185	19,565	2.27%	84/103
Preferred Term Security I-P-IV	B-1	3,000	2,120	(880)	CCC-	325,000	0.00%	156,250	36,828	23.57%	16/16
Preferred Term Security I-P-IV	B-1	5,000	3,533	(1,467)	CCC-	325,000	0.00%	156,250	36,828	23.57%	16/16
Total Level 3 Securities Available for Sale		25,766	22,211	(3,555)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 0.00% to 19.56% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at either December 31, 2014 or 2015, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[41]

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2014 and December 31, 2015.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during 2015.

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

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 12 CDOs held by the Bank, 10 were issued in exempt offerings. The remaining CDOs are collateralized primarily by securities issued by insurance companies and is not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constitute an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that the CDO does not constitute an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2015, the Corporation has the current intent and ability to hold the CDO until maturity.

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

[42]

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2015 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2015

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	0	33,964	0	0	33,964
Residential mortgage-backed agencies	0	192	13,978	0	14,170
Commercial mortgage-backed agencies	0	26,306	17,330	0	43,636
Collateralized mortgage obligations	0	9,610	0	0	9,610
Obligations of states and political subdivisions	0	3,629	16,676	26,336	46,641
Collateralized debt obligations	0	0	0	22,211	22,211
Total available for sale	$0	$73,701	$47,984	$48,547	$170,232

Percentage of total	0.00%	43.29%	28.19%	28.52%	100.00%
Weighted average yield	0.00%	2.24%	4.40%	3.51%	3.21%

Held to Maturity:
U.S. government agencies	$0	$0	$16,116	$9,222	$25,338
Residential mortgage-backed agencies	0	1,255	32,265	20,392	53,912
Commercial mortgage-backed agencies	0	0	18,232	0	18,232
Collateralized mortgage obligations	0	0	0	6,297	6,297
Obligations of states and political subdivisions	0	0	0	2,963	2,963
Total held to maturity	$0	$1,255	$66,613	$38,874	$106,742

Percentage of total	0.00%	1.18%	62.40%	36.42%	100.00%
Weighted average yield	0.00%	2.55%	2.88%	3.27%	2.99%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. At December 31, 2015, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

[43]

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2015, 2014 and 2013:

Deposit Balances

Table 10

		2015			2014			2013
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$204,569	$204,453	0.00%	$201,188	$196,468	0.00%	$175,863	$164,299	0.00%
Interest-bearing deposits:
Demand	176,084	149,214	0.07%	134,302	139,875	0.09%	142,711	137,348	0.13%
Money Market:
Retail	160,597	203,214	0.23%	224,699	214,268	0.23%	215,842	205,608	0.23%
Brokered/ICS	62,197	6,895	0.20%	0	0	0.00%	0	0	0.00%
Savings deposits	140,772	136,946	0.16%	129,392	123,756	0.19%	116,345	112,999	0.19%
Time deposits less than $100K:
Retail	129,324	141,738	1.22%	146,764	163,100	1.08%	169,136	195,084	1.06%
Brokered/CDARS	434	450	0.16%	0	0	0.00%	0	0	0.00%
Time deposits $100K or more:
Retail	122,123	128,928	1.22%	141,455	140,489	1.36%	151,928	149,285	1.35%
Brokered/CDARS	2,694	3,651	0.16%	3,523	4,535	0.11%	5,578	10,918	0.19%
Total Deposits	$998,794	$975,489		$981,323	$982,491		$977,403	$975,541

Total deposits increased $17.5 million at December 31, 2015 when compared to December 31, 2014. During 2015, we continued our focus on changing the mix of our deposit portfolio away from higher cost certificates of deposit and toward lower cost money market and transaction accounts. We have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $3.4 million. Traditional savings accounts increased $11.4 million due to continued growth in our Prime Saver product. Total demand deposits increased $41.8 million and total money market accounts decreased $1.9 million. Time deposits less than $100,000 declined $17.0 million and time deposits greater than $100,000 decreased $20.2 million. During 2015, the ICS program was implemented which offers FDIC insurance to demand deposit and savings or money market accounts. The growth in the brokered/ICS money market balances was primarily due to the shift of money market deposits held in our trust department to the ICS program.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2015
Maturities
3 Months or Less	$19,475
3-6 Months	19,885
6-12 Months	29,820
Over 1 Year	55,637
Total	$124,817

[44]

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2015	2014	2013
Securities sold under agreements to repurchase	$35,828	$39,801	$43,676
Total short-term borrowings	$35,828	$39,801	$43,676

Long-term FHLB advances	$105,807	$135,876	$135,942
Junior subordinated debentures	41,730	46,730	46,730
Total long-term borrowings	$147,537	$182,606	$182,672

Total borrowings	$183,365	$222,407	$226,348

Average balance (from Table 1)	$200,741	$228,634	$230,531

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2015	2014	2013

Securities sold under agreements to repurchase:
Outstanding at end of year	$35,828	$39,801	$43,676
Weighted average interest rate at year end	0.16%	0.15%	0.14%
Maximum amount outstanding as of any month end	$47,131	$53,819	$61,354
Average amount outstanding	35,908	45,702	48,299
Approximate weighted average rate during the year	0.16%	0.13%	0.13%

Total borrowings decreased by $39.0 million, or 17.6%, in 2015 when compared to 2014, while the average balance of borrowings decreased by $27.9 million during the same period. These decreases were due to a $35.1 million decrease in long-term borrowings due to the repayment of $5.0 million in junior subordinated debentures in March 2015 and a $30.0 million FHLB advance in July 2015. Short-term borrowings decreased $4.0 million due to a decline in our Treasury Management product.

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

As of December 31, 2015, we had additional borrowing capacity with the FHLB totaling $104.2 million, an additional $70.0 million of unused lines of credit with various financial institutions, $17.2 million of an unused secured line of credit with the Federal Reserve Bank and approximately $102.1 million available through wholesale money market funds. See Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2015, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $17.2 million available through a secured line of credit with the Fed Discount Window and approximately $104.2 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[45]

On July 2, 2013, the Federal Reserve approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Corporation. The FDIC subsequently approved the same rules which apply to the Bank. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act and were implemented as of March 31, 2015.

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

The Basel III capital rules set forth certain changes for the calculation of risk-weighted assets. These changes include (i) an increased number of credit risk exposure categories and risk weights; (ii) an alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (iii) revisions to recognition of credit risk mitigation; (iv) rules for risk weighting of equity exposures and past due loans, and (v) revised capital treatment for derivatives and repo-style transactions.

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

At December 31, 2015, the Corporation’s total risk-based capital ratio was 17.37% and the Bank’s total risk-based capital ratio was 16.24%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2014 were 15.40% and 15.60%, respectively. The increase for the Corporation in 2015 was due to a change in composition of risk based assets as well as the effect of current period net income.

At the Bank level, the ratios increased from December 31, 2014 to December 31, 2015 because of the Bank’s current period earnings for 2015.

As of December 31, 2015, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

[46]

The terms of the Series A Preferred Stock call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. On November 15, 2010, at the request of the Reserve Bank, the Corporation’s Board of Directors voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. Normal payments resumed in 2014 upon approval from the Federal Reserve and have continued through 2015. First United Corporation has received approval for the first quarter 2016 payments.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

•	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, PNC Financial Services (“PNC”), SunTrust and Zions Bancorp).
•	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral.
•	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
•	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
•	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

Management believes that we have adequate liquidity available to respond to current and anticipated liquidity demands and is not aware of any trends or demands, commitments, events or uncertainties that are likely to materially affect our ability to maintain liquidity at satisfactory levels.

[47]

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

As of December 31, 2015, we were asset sensitive.

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

[48]

Based on the simulation analysis performed at December 31, 2015 and 2014, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2015	2014
+400 basis points	$2,363	$1,998
+300 basis points	$2,092	$1,807
+200 basis points	$1,962	$1,711
+100 basis points	$1,298	$883
-100 basis points	$(2,364)	$(2,262)

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

[49]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 9, 2016

[50]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Cash and due from banks	$50,188	$27,554
Interest bearing deposits in banks	1,953	7,897
Cash and cash equivalents	52,141	35,451
Investment securities – available-for-sale (at fair value)	170,232	221,117
Investment securities – held to maturity (fair value of $106,742 at December 31, 2015 and $110,771 at December 31, 2014, respectively)	105,560	109,449
Restricted investment in bank stock, at cost	5,904	7,524
Loans	879,023	839,991
Allowance for loan losses	(11,922)	(12,065)
Net loans	867,101	827,926
Premises and equipment, net	25,198	25,629
Goodwill	11,004	11,004
Bank owned life insurance	40,150	33,504
Deferred tax assets	19,790	25,907
Other real estate owned	6,883	12,932
Accrued interest receivable and other assets	19,495	21,853
Total Assets	$1,323,458	$1,332,296

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$204,569	$201,188
Interest bearing deposits	794,225	780,135
Total deposits	998,794	981,323

Short-term borrowings	35,828	39,801
Long-term borrowings	147,537	182,606
Accrued interest payable and other liabilities	20,528	19,567
Total Liabilities	1,202,687	1,223,297

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2015 and 2014	30,000	30,000

Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,255 shares at December 31, 2015 and 6,228 shares at December 31, 2014	63	62
Surplus	21,986	21,795
Retained earnings	85,551	77,375
Accumulated other comprehensive loss	(16,829)	(20,233)
Total Shareholders’ Equity	120,771	108,999
Total Liabilities and Shareholders’ Equity	$1,323,458	$1,332,296

See notes to consolidated financial statements

[51]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014
Interest income
Interest and fees on loans	$37,165	$37,486
Interest on investment securities
Taxable	6,248	6,981
Exempt from federal income tax	1,264	1,542
Total investment income	7,512	8,523
Other	355	377
Total interest income	45,032	46,386
Interest expense
Interest on deposits	3,905	4,603
Interest on short-term borrowings	58	63
Interest on long-term borrowings	5,444	6,204
Total interest expense	9,407	10,870
Net interest income	35,625	35,516
Provision for loan losses	1,054	2,513
Net interest income after provision for loan losses	34,571	33,003
Other operating income
Net (losses)/gains	(2,505)	1,053
Service charges	2,995	2,933
Trust department	5,641	5,343
Debit card income	2,300	2,034
Bank owned life insurance	1,146	1,392
Brokerage commissions	887	800
Other income- recovery	11,572	0
Other	451	405
Total other income	24,992	12,907
Total other operating income	22,487	13,960
Other operating expenses
Salaries and employee benefits	20,912	19,518
FDIC premiums	1,870	1,842
Equipment	2,544	2,508
Occupancy	2,479	2,468
Data processing	3,429	3,198
Professional services	1,674	1,287
Other real estate owned expenses	1,899	2,318
Contract labor	607	669
Line rentals	633	656
Other	5,068	5,631
Total other operating expenses	41,115	40,095
Income before income tax expense	15,943	6,868
Provision for income tax expense	5,067	1,271
Net Income	10,876	5,597
Accumulated preferred stock dividends and discount accretion	(2,700)	(2,601)
Net Income Available to Common Shareholders	$8,176	$2,996
Basic and diluted net income per common share	$1.31	$0.48
Weighted average number of basic and diluted shares outstanding	6,248,830	6,222,440

See notes to consolidated financial statements

[52]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands, except per share data)

	Year Ended
	December 31,
Comprehensive Income	2015	2014
Net Income	$10,876	$5,597

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	3,213	3,944

Net unrealized gains on all other AFS securities	1,170	8,737

Net unrealized gains/(losses) on HTM securities	284	(2,255)

Net unrealized gains on cash flow hedges	80	155

Net unrealized losses on pension plan liability	(1,271)	(6,304)

Net unrealized losses on SERP liability	(72)	(297)

Other comprehensive income, net of tax	3,404	3,980

Comprehensive Income	$14,280	$9,577

See notes to consolidated financial statements

[53]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2014	$29,994	$62	$21,661	$74,379	$(24,213)	$101,883

Net income				5,597		5,597
Other comprehensive income					3,980	3,980
Stock based compensation			134			134
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends paid				(2,595)		(2,595)

Balance at December 31, 2014	30,000	62	21,795	77,375	(20,233)	108,999

Net income				10,876		10,876
Other comprehensive income					3,404	3,404
Stock based compensation		1	191			192
Preferred stock dividends paid				(2,700)		(2,700)

Balance at December 31, 2015	$30,000	$63	$21,986	$85,551	$(16,829)	$120,771

See notes to consolidated financial statements

[54]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014
Operating activities
Net income	$10,876	$5,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,054	2,513
Depreciation	1,768	1,938
Stock compensation	191	134
(Gain)/loss on sales of other real estate owned	(753)	944
Write-downs of other real estate owned	1,997	920
Gain on loan sales	(57)	(52)
Loss on disposal of fixed assets	3	58
Net amortization of investment securities discounts and premiums- AFS	659	215
Net amortization of investment securities discounts and premiums- HTM	73	33
Net loss on sales of investment securities – available-for-sale	2,559	41
Gain on sales of investment securities – held for trading	0	(1,100)
Amortization of deferred loan fees	(554)	(525)
Decrease in accrued interest receivable and other assets	2,817	6,993
Deferred tax expense	3,855	636
Decrease in accrued interest payable and other liabilities	(1,143)	(13,066)
Earnings on bank owned life insurance	(1,146)	(1,392)
Net cash provided by operating activities	22,199	3,887

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	42,020	125,720
Proceeds from maturities/calls of investment securities held-to-maturity	7,525	4,927
Proceeds from sales of investment securities available-for-sale	60,598	56,838
Proceeds from sales of investment securities held for trading	0	1,100
Purchases of investment securities available-for-sale	(47,640)	(153,924)
Purchases of investment securities held-to-maturity	(3,709)	(6,575)
Proceeds from sales of other real estate owned	6,190	6,291
Proceeds from loan sales	6,433	5,946
Proceeds from disposal of fixed assets	31	0
Purchase of BOLI policy	(5,500)	0
Proceeds from BOLI death benefit	0	844
Net decrease in FHLB stock	1,620	389
Net increase in loans	(47,436)	(43,218)
Purchases of premises and equipment	(1,371)	(720)
Net cash provided by/(used in) investing activities	18,761	(2,382)

Financing activities
Net increase in deposits	17,471	3,920
Preferred stock dividends paid	(2,700)	(9,096)
Common Stock grants	1	0
Net decrease in short-term borrowings	(3,973)	(3,875)
Payments on long-term borrowings	(35,069)	(66)
Net cash used in financing activities	(24,270)	(9,117)
Increase/(decrease) in cash and cash equivalents	16,690	(7,612)
Cash and cash equivalents at beginning of the year	35,451	43,063
Cash and cash equivalents at end of period	$52,141	$35,451

Supplemental information
Interest paid	$9,811	$17,635
Taxes paid	$125	$0
Non-cash investing activities:
Transfers from loans to other real estate owned	$1,385	$4,056
Transfers from securities available for sale to held-to-maturity	$0	$103,934

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2015 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2015, approximately 13%, or $110.0 million, of total loans were secured by real estate acquisition, construction and development projects, with $106.0 million performing according to their contractual terms and $4.0 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $4.0 million in impaired loans, $3.0 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $1.0 million were classified as non-performing loans at December 31, 2015. Additionally, loans collateralized by commercial rental properties represent 15% of the total loan portfolio as of December 31, 2015. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

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

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2015 or 2014.

The Corporation recognizes dividends on a cash basis. For the years ended December 31, 2015 and December 31, 2014, dividends of $302,227 and $290,677, respectively, were recorded in income.

[57]

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or full repayment by the borrower are reported at their unpaid principal balance outstanding, adjusted for any deferred fees or costs pertaining to origination. Loans that management has the intent to sell are reported at the lower of cost or fair value determined on an individual basis.

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

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $65,332 at December 31, 2015 and $51,950 at December 31, 2014.

[58]

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less the cost to sell at the date of foreclosure, with any losses charged to the ALL, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Changes in the valuation allowance, sales gains and losses, and revenue and expenses from holding and operating properties are all included in net expenses from other real estate owned (“OREO”).

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

[59]

Trust Assets and Income

Assets held in an agency or fiduciary capacity are not the Bank’s assets and, accordingly, are not included in the Consolidated Statement of Financial Condition. Income from the Bank’s trust department represents fees charged to customers and is recorded on an accrual basis.

Business Segments

The Corporation operates in one segment, community banking, as defined by ASC Topic 280, Segment Reporting. The Corporation in its entirety is managed and evaluated on an ongoing basis by First United Corporation’s Board of Directors and executive management, with no division or subsidiary receiving separate analysis regarding performance or resource allocation.

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

The Corporation applies the provisions of ASC Topic 718, Compensation-Stock Compensation, in measuring and disclosing stock compensation cost. The measurement objective in ASC Paragraph 718-10-30-6 requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized in expense over the period in which an employee is required to provide service in exchange for the award (the vesting period).

Stock-based awards were made to non-employee directors in May 2015 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000, all or some of which may be paid, at the director’s election, in cash or additional shares of common stock. Prior to May 2014, directors received shares of common stock valued at $5,000 plus $10,000 in cash or additional shares of common stock. In 2014 and 2015, a total of 17,779 and 16,022, respectively, fully-vested shares of common stock were issued to directors, which had a fair market value of $8.78 and $8.96 per share, respectively. Director stock compensation expense was $134,060 for the year ended December 31, 2014 and $147,738 for the year ended December 31, 2015.

In January 2015, a one-time stock grant was awarded to one executive officer in the amount of 4,845 shares at a fair market value of $8.63. In February 2015, a one-time stock grant was awarded to one executive officer in the amount of 5,387 shares at a fair market value of $8.76. These shares have a two-year vesting period. Executive stock compensation expense was $43,475 for the year ended December 31, 2015. Executive stock compensation expense remaining at December 31, 2015 was $45,527.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2015 and 2014.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 applies to all public business entities for annual and interim periods after December 15, 2018, and for all other entities for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-02, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

[60]

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall (Subtopic 825-10). The update requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measure at amortized cost on the balance sheet for public entities. For public business entities, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within the annual period, and for all other entities, effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early application is permitted. The Corporation is evaluating the provisions of ASU 2016-01, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 874): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. Prior U.S. GAAP required that in a classified balance sheet, deferred tax liabilities and assets be separated into a current and a noncurrent amounts on the basis of the classification of the related asset or liability. If deferred tax liabilities and assets did not relate to a specific asset or liability, such as a carryforward, they were classified according to the expected reversal date of the temporary difference. ASU 2015-17 applies to all public business entities for annual and interim periods beginning after December 15, 2016, and for all other entities for annual periods beginning after December 15, 2017 and for interim periods beginning after December 15, 2018. The Corporation is evaluating the provisions of ASU 2015-17, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which provides amendments and guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. Additional disclosure requirements are applicable to all reporting entities, regardless of whether the election is made. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-01. As of that date, the Corporation had a single investment in a flow-through limited liability entity that invests in an affordable housing project, for which it currently utilizes the effective yield method to account for its investment. As permitted by the ASU, the Corporation did not change its method of accounting. The disclosures required by the ASU are found in Note 15.

[62]

2.	Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2015 or December 31, 2014.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2015 and 2014:

	2015			2014
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$10,876			$5,597
Preferred stock dividends paid	(2,700)			(2,595)
Discount accretion on preferred stock	0			(6)
Net income available to common shareholders	$8,176	6,249	$1.31	$2,996	6,222	$0.48

3.	Net (Losses)/Gains

The following table summarizes the (loss)/gain activity for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Net (losses)/gains – other:
Available-for-sale securities:
Realized gains	$1,609	$427
Realized losses	(4,168)	(468)
Held-for-trading securities:
Realized gains	0	1,100
Gain on sale of consumer loans	57	52
Loss on disposal of fixed assets	(3)	(58)
Net (losses)/gains – other	$(2,505)	$1,053
Net (losses)/gains	$(2,505)	$1,053

[63]

4.	Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral. In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2015, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $17.2 million through a secured line of credit with the Fed Discount Window and approximately $104.2 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
Consolidated	$172,119	17.37%	$79,276	8.00%	$99,095	10.00%
First United Bank & Trust	149,580	16.24%	73,714	8.00%	92,143	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	151,729	15.31%	59,457	6.00%	79,276	8.00%
First United Bank & Trust	138,033	14.99%	55,286	6.00%	73,714	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	98,286	9.92%	44,593	4.50%	64,412	6.50%
First United Bank & Trust	138,033	14.99%	41,464	4.50%	59,893	6.50%
Tier 1 Capital (to average assets)
Consolidated	151,729	11.51%	52,833	4.00%	66,041	5.00%
First United Bank & Trust	138,033	10.52%	52,346	4.00%	65,432	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to risk-weighted assets)
Consolidated	$161,377	15.40%	$83,851	8.00%	$104,813	10.00%
First United Bank & Trust	162,550	15.60%	83,379	8.00%	104,224	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	149,130	14.23%	41,925	4.00%	62,888	6.00%
First United Bank & Trust	150,433	14.43%	41,689	4.00%	62,534	6.00%
Tier 1 Capital (to average assets)
Consolidated	149,130	11.29%	52,846	4.00%	66,057	5.00%
First United Bank & Trust	150,433	11.43%	52,642	4.00%	65,803	5.00%

[64]

As of December 31, 2014 and 2015, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, all capital ratios increased at December 31, 2015 when compared to December 31, 2014. The consolidated total risk-based capital ratios include $40.3 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2015 under guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

At the Bank level, the ratios increased from December 31, 2014 to December 31, 2015 primarily due to the increase in earnings in 2015.

As of December 31, 2015, we were in compliance with the requirements as set forth in the final rules.

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

(in thousands)	December 31, 2015	December 31, 2014
Cash and due from banks, weighted average interest rate of 0.12% (at December 31, 2015)	$50,188	$27,554

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2015 and 2014, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), and M&T Bank (“M&T”).

(in thousands)	December 31, 2015	December 31, 2014
FHLB daily investments, interest rate of 0.25% (at December 31, 2015)	$742	$983
FTN daily investments, interest rate of 0.20% (at December 31, 2015)	200	850
M&T daily investments, interest rate of 0.15% (at December 31, 2015)	1,011	6,064
	$1,953	$7,897

[65]

6.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2015 and 2014:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2015
Available for Sale:
U.S. government agencies	$34,079	$14	$129	$33,964	$0
Residential mortgage-backed agencies	14,285	105	220	14,170	0
Commercial mortgage-backed agencies	43,780	52	196	43,636	0
Collateralized mortgage obligations	9,690	43	123	9,610	0
Obligations of states and political subdivisions	45,949	915	223	46,641	0
Collateralized debt obligations	25,766	0	3,555	22,211	(799)
Total available for sale	$173,549	$1,129	$4,446	$170,232	$(799)
Held to Maturity:
U.S. government agencies	$24,704	$634	$0	$25,338	$0
Residential mortgage-backed agencies	53,734	276	98	53,912	0
Commercial mortgage-backed agencies	18,078	171	17	18,232	0
Collateralized mortgage obligations	6,419	0	122	6,297	0
Obligations of states and political subdivisions	2,625	338	0	2,963	0
Total held to maturity	$105,560	$1,419	$237	$106,742	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$29,607	$0	$11	$29,596	$0
U.S. government agencies	39,077	117	253	38,941	0
Residential mortgage-backed agencies	45,175	510	412	45,273	0
Commercial mortgage-backed agencies	26,007	53	103	25,957	0
Collateralized mortgage obligations	8,611	96	0	8,707	0
Obligations of states and political subdivisions	46,151	1,413	260	47,304	0
Collateralized debt obligations	37,117	1,155	12,933	25,339	6,143
Total available for sale	$231,745	3,344	13,972	221,117	6,143
Held to Maturity:
U.S. government agencies	$24,520	$514	$0	$25,034	$0
Residential mortgage-backed agencies	58,400	613	5	59,008	0
Commercial mortgage-backed agencies	16,425	312	0	16,737	0
Collateralized mortgage obligations	7,379	5	0	7,384	0
Obligations of states and political subdivisions	2,725	0	117	2,608	0
Total held to maturity	$109,449	$1,444	$122	$110,771	$0

[66]

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Proceeds	$60,598	$56,838
Realized gains	1,609	427
Realized losses	4,168	468

[67]

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2015 and 2014:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for Sale:
U.S. government agencies	$23,929	$129	$0	$0
Residential mortgage-backed agencies	0	0	8,051	220
Commercial mortgage-backed agencies	25,858	196	0	0
Collateralized mortgage obligations	5,299	123	0	0
Obligations of states and political subdivisions	11,537	104	4,048	119
Collateralized debt obligations	0	0	7,688	3,555
Total available for sale	$66,623	$552	$19,787	$3,894
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	11,085	98	0	0
Commercial mortgage-backed agencies	9518	17	0	0
Collateralized mortgage obligations	6297	122	0	0
Obligations of states and political subdivisions	0	0	0	0
Total held to maturity	$26,900	$237	$0	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$27,096	$11	$0	$0
U.S. government agencies	0	0	18,819	253
Residential mortgage-backed agencies	0	0	17,918	412
Commercial mortgage-backed agencies	12,298	97	973	6
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	8,981	260
Collateralized debt obligations	0	0	20,290	12,933
Total available for sale	$39,394	$108	$66,981	$13,864
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	3,850	5	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	2,608	117
Total held to maturity	$3,850	$5	$2,608	$117

[68]

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities. Based on management’s review of the third party evaluations, management believes that there were no material differences in the valuations between December 31, 2015 and December 31, 2014.

U.S. Government Agencies – Available for Sale – There were four U.S. government agencies in an unrealized loss position for less than 12 months as of December 31, 2015. There were no U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2015. There was one residential mortgage-backed agency security in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2015.

Commercial Mortgage-Backed Agencies – Available for Sale – There were six commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2015. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Available for Sale – There was one collateralized mortgage obligation in an unrealized loss position for less than 12 months as of December 31, 2015. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2015. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Available for Sale – There were five obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months at December 31, 2015. There was one security that has been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Collateralized Debt Obligations – Available for Sale - The $3.6 million in unrealized losses greater than 12 months at December 31, 2015 relates to four pooled trust preferred securities that are included in the CDO portfolio. See Note 24 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during 2015. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

[69]

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of December 31, 2015.

Residential Mortgage-Backed Agencies – Held to Maturity - Nine residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of December 31, 2015. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2015. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity – There was one commercial mortgage-backed agency in an unrealized loss position for less than 12 months as of December 31, 2015. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2015. There were no commercial mortgage-backed agencies in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligations in an unrealized loss position for less than 12 months as of December 31, 2015. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2015. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Held to Maturity – There were no obligations of state and political subdivisions in the Held to Maturity portfolio as of December 31, 2015 in a loss position.

Due to the duration and significant market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not an OTTI has occurred.

The market for these securities as of December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced in 2008 first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to transact for these securities. The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the continued absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2015, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to assist the Corporation with both the evaluations of OTTI and the fair value determinations for our CDO portfolio. Management believes that there were no material differences in the impairment evaluations and pricing between December 31, 2014 and December 31, 2015.

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

[70]

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

Of the 12 CDOs held by the Bank, 10 were issued in exempt offerings. The two remaining CDOs are collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidences “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that the two CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2015, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Balance of credit-related OTTI at January 1	$12,583	$13,422
Decreases for previously recognized credit-related OTTI because there was an intent to sell	(10,029)	(165)
Additions for decreases in cash flows expected to be collected	602	0
Reduction for increases in cash flows expected to be collected	(23)	(674)
Balance of credit-related OTTI at December 31	$3,133	$12,583

[71]

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2015 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$0	$0
Due after one year through five years	37,577	37,593
Due after five years through ten years	16,147	16,676
Due after ten years	52,070	48,547
	105,794	102,816
Residential mortgage-backed agencies	14,285	14,170
Commercial mortgage-backed agencies	43,780	43,636
Collateralized mortgage obligations	9,690	9,610
Total available for sale	$173,549	$170,232
Held to Maturity:
Due after five years through ten years	$15,604	$16,116
Due after ten years	11,725	12,185
	27,329	28,301
Residential mortgage-backed agencies	53,734	53,912
Commercial mortgage-backed agencies	18,078	18,232
Collateralized mortgage obligations	6,419	6,297
Total held to maturity	$105,560	$106,742

At December 31, 2015 and 2014, investment securities with a value of $140.0 million and $192.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2015

Individually evaluated for impairment	$14,646	$4,496	$1,076	$4,590	$0	$24,808
Collectively evaluated for impairment	$265,859	$106,490	$72,777	$384,149	$24,940	$854,215
Total loans	$280,505	$110,986	$73,853	$388,739	$24,940	$879,023

December 31, 2014

Individually evaluated for impairment	$11,949	$6,553	$1,861	$4,418	$0	$24,781
Collectively evaluated for impairment	$244,115	$92,748	$91,394	$363,223	$23,730	$815,210
Total loans	$256,064	$99,301	$93,255	$367,641	$23,730	$839,991

[72]

The segments of the Bank’s loan portfolio are disaggregated to a level that allows management to monitor risk and performance. The CRE loan segment is further disaggregated into two classes. Non-owner occupied CRE loans, which include loans secured by non-owner occupied nonfarm nonresidential properties, generally have a greater risk profile than all other CRE loans, which include loans secured by farmland, multifamily structures and owner-occupied commercial structures. The A&D loan segment is further disaggregated into two classes. One-to-four family residential construction loans are generally made to individuals for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. All other A&D loans are generally made to developers or investors for the purpose of acquiring, developing and constructing residential or commercial structures. These loans have a higher risk profile because the ultimate buyer, once development is completed, is generally not known at the time of the A&D loan. The C&I loan segment consists of loans made for the purpose of financing the activities of commercial customers. The residential mortgage loan segment is further disaggregated into two classes: amortizing term loans, which are primarily first liens, and home equity lines of credit, which are generally second liens. The consumer loan segment consists primarily of installment loans (direct and indirect) and overdraft lines of credit connected with customer deposit accounts.

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

(in thousands)	2015
Balance at January 1	$9,207
Loans or advances	3,589
Repayments	(1,403)
Balance at December 31	$11,393

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

[73]

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2015 and 2014:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2015
Commercial real estate
Non owner-occupied	$140,378	$11,574	$7,378	$159,330
All other CRE	103,811	1,184	16,180	121,175
Acquisition and development
1-4 family residential construction	15,011	0	700	15,711
All other A&D	89,963	74	5,238	95,275
Commercial and industrial	69,420	1,212	3,221	73,853
Residential mortgage
Residential mortgage - term	300,558	167	10,744	311,469
Residential mortgage – home equity	75,491	0	1,779	77,270
Consumer	24,881	0	59	24,940
Total	$819,513	$14,211	$45,299	$879,023

December 31, 2014
Commercial real estate
Non owner-occupied	$115,276	$10,884	$11,273	$137,433
All other CRE	90,740	8,618	19,273	118,631
Acquisition and development
1-4 family residential construction	12,920	0	790	13,710
All other A&D	72,323	1,356	11,912	85,591
Commercial and industrial	88,579	884	3,792	93,255
Residential mortgage
Residential mortgage - term	280,113	379	10,934	291,426
Residential mortgage – home equity	74,698	90	1,427	76,215
Consumer	23,658	0	72	23,730
Total	$758,307	$22,211	$59,473	$839,991

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

[74]

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of December 31, 2015 and December 31, 2014:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2015
Commercial real estate
Non owner-occupied	$157,217	$634	$171	$0	$805	$1,308	$159,330
All other CRE	110,022	1,179	0	0	1,179	9,974	121,175
Acquisition and development
1-4 family residential construction	15,711	0	0	0	0	0	15,711
All other A&D	92,867	417	174	0	591	1,817	95,275
Commercial and industrial	73,619	13	36	0	49	185	73,853
Residential mortgage
Residential mortgage - term	298,391	8,084	2,149	907	11,140	1,938	311,469
Residential mortgage – home equity	76,195	505	203	91	799	276	77,270
Consumer	24,596	232	85	27	344	0	24,940
Total	$848,618	$11,064	$2,818	$1,025	$14,907	$15,498	$879,023
December 31, 2014
Commercial real estate
Non owner-occupied	$135,994	$104	$183	$0	$287	$1,152	$137,433
All other CRE	112,825	1,196	0	0	1,196	4,610	118,631
Acquisition and development
1-4 family residential construction	13,710	0	0	0	0	0	13,710
All other A&D	81,702	239	40	1	280	3,609	85,591
Commercial and industrial	93,060	0	20	4	24	171	93,255
Residential mortgage
Residential mortgage - term	279,340	8,654	1,350	416	10,420	1,666	291,426
Residential mortgage – home equity	74,913	577	313	69	959	343	76,215
Consumer	23,316	287	88	39	414	0	23,730
Total	$814,860	$11,057	$1,994	$529	$13,580	$11,551	$839,991

Non-accrual loans which have been subject to a partial charge-off totaled $4.1 million as of December 31, 2015, compared to $4.6 million as of December 31, 2014. Loans secured by 1-4 family residential real estate properties in the process of foreclosure was $1.8 million at December 31, 2015 and $1.9 million at December 31, 2014.

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

[75]

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015 and December 31, 2014.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2015

Individually evaluated for impairment	$144	$867	$16	$130	$0	$0	$1,157
Collectively evaluated for impairment	$2,436	$3,262	$706	$3,655	$206	$500	$10,765
Total ALL	$2,580	$4,129	$722	$3,785	$206	$500	$11,922

December 31, 2014

Individually evaluated for impairment	$36	$1,141	$0	$59	$0	$0	$1,236
Collectively evaluated for impairment	$2,388	$2,771	$1,680	$3,803	$187	$0	$10,829
Total ALL	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and (i) is either in nonaccrual status or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

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

[76]

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2015 and December 31, 2014:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2015
Commercial real estate
Non owner-occupied	$676	$144	$1,031	$1,707	$1,842
All other CRE	0	0	12,939	12,939	13,302
Acquisition and development
1-4 family residential construction	700	178	0	700	746
All other A&D	1,979	689	1,817	3,796	8,362
Commercial and industrial	16	16	1,060	1,076	3,343
Residential mortgage
Residential mortgage - term	440	112	3,874	4,314	4,808
Residential mortgage – home equity	57	18	219	276	297
Consumer	0	0	0	0	0
Total impaired loans	$3,868	$1,157	$20,940	$24,808	$32,700

December 31, 2014
Commercial real estate
Non owner-occupied	$143	$35	$4,353	$4,496	$4,543
All other CRE	0	0	7,453	7,453	7,944
Acquisition and development
1-4 family residential construction	790	105	0	790	836
All other A&D	3,615	1,037	2,148	5,763	9,590
Commercial and industrial	0	0	1,861	1,861	2,723
Residential mortgage
Residential mortgage - term	296	59	3,779	4,075	4,485
Residential mortgage – home equity	0	0	343	343	363
Consumer	0	0	0	0	0
Total impaired loans	$4,844	$1,236	$19,937	$24,781	$30,484

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

Activity in the ALL is presented for the years ended December 31, 2015 and December 31, 2014:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065
Charge-offs	(420)	(1,261)	(26)	(300)	(307)	0	(2,314)
Recoveries	283	382	26	217	209	0	1,117
Provision	293	1,096	(958)	6	117	500	1,054
ALL balance at December 31, 2015	$2,580	$4,129	$722	$3,785	$206	$500	$11,922

ALL balance at January 1, 2014	$4,052	$4,172	$766	$4,320	$284	$0	$13,594
Charge-offs	(485)	(2,673)	(266)	(847)	(512)	0	(4,783)
Recoveries	11	133	26	229	342	0	741
Provision	(1,154)	2,280	1,154	160	73	0	2,513
ALL balance at December 31, 2014	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[78]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2015 and 2014:

	2015			2014
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$3,792	$144	$0	$2,411	$71	$0
All other CRE	8,688	124	106	9,088	148	67
Acquisition and development
1-4 family residential construction	736	33	0	1,510	43	0
All other A&D	5,008	119	0	7,639	161	0
Commercial and industrial	1,392	69	18	2,024	98	2
Residential mortgage
Residential mortgage - term	4,258	164	10	6,056	200	62
Residential mortgage – home equity	334	0	2	581	4	4
Consumer	6	0	0	10	0	0
Total	$24,214	$653	$136	$29,319	$725	$135

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

[79]

There were 29 loans totaling $14.0 million and 27 loans totaling $13.7 million that were classified as TDRs at December 31, 2015 and December 31, 2014, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	2	$260
All other CRE	0	0	1	237	5	3,847
Acquisition and development
1-4 family residential construction	0	0	0	0	1	700
All other A&D	0	0	3	372	1	1,746
Commercial and industrial	0	0	1	930	0	0
Residential mortgage
Residential mortgage – term	1	156	3	741	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$156	9	$5,377	10	$6,669

For the year ended December 31, 2014
Commercial real estate
Non owner-occupied	0	$0	2	$277	0	$0
All other CRE	0	0	0	0	4	2,627
Acquisition and development
1-4 family residential construction	0	0	0	0	1	790
All other A&D	0	0	0	0	1	1,782
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	2	160	1	233	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	2	$160	3	$510	6	$5,199

During the year ended December 31, 2015, there were nine new TDRs. In addition, 11 existing TDRs which had reached their original modification maturity were re-modified. A $7,541 reduction of the ALL resulted from a change to the impairment evaluation of three loans, from evaluated collectively to being evaluated individually. The remaining new TDRs were impaired at the time of modification, resulting in no impact to the ALL as a result of the modification. There was no impact to the recorded investment relating to the transfer of these loans.

During the year ended December 31, 2015, activity relating to payment defaults included one mortgage loan totaling $.1 million that was transferred to OREO in the third quarter; and two mortgage loans totaling $.2 million that were transferred to non-accrual in the fourth quarter. During the year ended December 31, 2014, activity relating to payment defaults included three A&D loans totaling $1.6 million that were transferred to OREO in the fourth quarter; and a $.2 million C&I loan and a $.4 million owner-occupied CRE loan that were transferred to non-accrual in the third quarter.

At December 31, 2015 and 2014, additional funds of up to $11,200 and $10,400, respectively, were committed to be advanced in connection with TDRs.

[80]

8.	Other Real Estate Owned

The following table presents the components of OREO as of December 31, 2015 and 2014:

(in thousands)	2015	2014
Commercial real estate	$1,520	$1,772
Acquisition and development	4,167	9,263
Residential mortgage	1,196	1,897
Total OREO	$6,883	$12,932

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Balance January 1	$3,440	$4,047
Fair value write-down	1,997	920
Sales of OREO	(1,007)	(1,527)
Balance December 31	$4,430	$3,440

The following table presents the components of OREO expenses, net for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
(Gains)/losses on real estate, net	$(753)	$944
Fair value write-down	1,997	920
Expenses, net	885	789
Rental and other income	(230)	(335)
Total OREO expenses, net	$1,899	$2,318

9.	Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2015 and 2014:

(in thousands)	2015	2014
Land	$7,304	$7,304
Land Improvements	1,210	1,210
Premises	25,272	25,112
Furniture and Equipment	16,824	16,343
Capital Lease	534	534
	51,144	50,503
Less accumulated depreciation	(25,946)	(24,874)
Total	$25,198	$25,629

The Corporation recorded depreciation expense of $1.8 million in 2015 and $1.9 million in 2014.

Pursuant to the terms of non-cancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2015, future minimum rent commitments under these leases for future years are as follows: (i) $.8 million for 2016; (ii) $.7 million for 2017; (iii) $.7 million for 2018; (iv) $.5 million for 2019; (v) $.4 million for 2020; and (vi) $4.3 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total building and land rental expense amounted to $.5 million in 2015 and 2014.

[81]

10.	Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2015 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

During 2015, including at December 31, 2015, shares of First United Corporation’s common stock traded at prices that were below the common stock’s book value.

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

Significant assumptions used in the above methods include:

•	Net income from our forward five-year operating budget, incorporating conservative growth and mix assumptions;
•	A discount rate of 12.82% based on an internally derived cost of equity capital determined using the “build-up” method;
•	A price to tangible book multiple of 1.36x, which was the median multiple adjusted for the Corporation’s asset quality profile of non-assisted transactions for non-assisted commercial bank acquisitions during the 12 months ended September 30, 2015 for selling companies headquartered in the Eastern regional area as compiled by Boenning & Scattergood, Inc.; and
•	A capitalization rate of 6.82% (discount rate of 12.82% adjusted for a conservative growth rate of 6.0%).

The resulting fair value of the income approach resulted in the fair value of First United Corporation exceeding the carrying value by 60%.  Management stressed the assumptions used in the analysis to provide additional support for the derived value.  This stress testing showed that (i) the discount rate could increase to 27% before the excess would be eliminated in the tangible multiple method, and (ii) the assumption of the tangible book multiple could decline to 0.66x and still result in a fair value in excess of book value.  Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2015 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

[82]

The significant components of goodwill at December 31, 2015 and 2014 are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill:	$14,812	$(3,808)	$11,004

11.	Deposits

The aggregate amount of time deposits in denomination of $250,000 or more was $32.6 million at December 31, 2015. The aggregate amount of time deposits with a minimum denomination of $100,000 was $124.8 million and $145.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, $.2 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2015 (in thousands):

2016	$121,827
2017	49,582
2018	45,758
2019	13,242
2020	24,166
Thereafter	0

Total	$254,575

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2015, executive officers and directors had approximately $4.4 million in deposits with the Bank.

12.	Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2015 and 2014 with original maturities of less than one year:

(Dollars in thousands)	2015	2014
Securities sold under agreements to repurchase:
Outstanding at end of year	$35,828	$39,801
Weighted average interest rate at year end	0.16%	0.15%
Maximum amount outstanding as of any month end	$47,131	$53,819
Average amount outstanding	$35,908	$45,702
Approximate weighted average rate during the year	0.16%	0.13%

At December 31, 2015, the repurchase agreements were secured by $59.2 million in investment securities.

[83]

The following is a summary of long-term borrowings at December 31, 2015 and 2014 with original maturities exceeding one year:

(In thousands)	2015	2014
FHLB advances, bearing fixed interest rates ranging from 1.00% to 3.69% at December 31, 2015	$105,807	$135,876
Junior subordinated debt, bearing variable interest rate of 3.28% at December 31, 2015	30,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2015	10,801	10,801
Total long-term debt	$147,537	$182,606

At December 31, 2015, the long-term FHLB advances were secured by $223.0 million in loans.

The contractual maturities of long-term borrowings at December 31, 2015 and 2014 are as follows:

	2015
	Fixed	Floating		2014
(in thousands)	Rate	Rate	Total	Total
Due in 2015	$0	$0	$0	$35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	20,000	0	20,000	70,000
Due in 2019	0	0	0	0
Due in 2020	30,000	0	30,000	0
Thereafter	66,608	30,929	97,537	77,606
Total long-term debt	$116,608	$30,929	$147,537	$182,606

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 29% of the Bank’s assets. At December 31, 2015, the available line of credit equaled $381.0 million. In December 2015, the Bank completed a contemporaneous exchange of debt on several advances. This exchange reduced the rate paid by approximately 14 basis points and laddered the stated maturities more evenly over the next six years. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$175,581
Commercial loans	19,916
Multi-family loans	872
Home equity loans	26,660
$223,029

At December 31, 2015, $104.2 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $70.0 million with various financial institutions and a $17.2 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2015, there were no borrowings under these credit facilities. In addition, there was approximately $102.1 million of available funding through brokered money market funds at December 31, 2015.

Repurchase Agreements - The Bank has retail repurchase agreements with customers within its local market areas. Repurchase agreements generally have maturities of one to four days from the transaction date. These borrowings are collateralized with securities that we own and are held in safekeeping at independent correspondent banks.

[84]

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.28% at December 31, 2015), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.28% at December 31, 2015) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

In December 2004, First United Corporation issued $5.0 million of junior subordinated debentures to third-party investors that were not tied to preferred securities. The debentures had a fixed rate of 5.88% for the first five years, payable quarterly, and converted to a floating rate in March 2010 based on the three month LIBOR plus 185 basis points. The debentures matured and were repaid in full in March 2015.

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

On January 30, 2009, pursuant to the TARP CPP, First United Corporation issued to the Treasury 30,000 shares of its Series A Preferred Stock, having no par value, and a Warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share, for an aggregate consideration of $30 million. The proceeds from this transaction qualify as Tier 1 capital and the Warrant qualified as tangible common equity. The operative documents relating to this transaction are on file with the SEC and available to the public free of charge.

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred Stock to third-party investors.

On May 26, 2015, First United Corporation repurchased the warrant from the Treasury for $120,786, which is included in other expense. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in First United Corporation.

[85]

The holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. In 2014, the Corporation paid $7.9 million in dividends, including all deferred dividends, to holders of the Series A. Preferred Stock. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, First United Corporation may, at its option and after consulting with the Reserve Bank, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.

On February 15, 2016, First United Corporation redeemed 10,000 shares of the Series A Preferred Stock, having an aggregate liquidation amount of $10.0 million on a pro rata basis from each of the holders.

15.	Variable Interest Entities

As noted in Note 13, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2015, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews. Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were $9.1 million at December 31, 2015 and $9.4 million at December 31, 2014.

Through December 31, 2015, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

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

The Corporation accounts for the Bank’s investment in Liberty Mews utilizing the effective yield method under guidance that applies specifically to investments in limited partnerships that operate qualified affordable housing projects. Under the effective yield method, the investor recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to the investor. The effective yield is the internal rate of return on the investment, based on the cost of the investment and the guaranteed tax credits allocated to the investor. The tax credit allocated, net of the amortization of the investment in the limited partnership, is recognized in the income statement as a component of income taxes attributable to continuing operations.

[86]

The Corporation’s tax expense for the year ended December 31, 2015 was approximately $.6 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At December 31, 2015 and December 31, 2014, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2015, the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2015	2014
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,844	$4,429
Maximum exposure to loss	3,844	4,429

16.	Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2015 and 2014:

	Investment	Investment	Investment
	securities-	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI AFS	all other AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2014	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	4,349	8,712	(2,395)	155	(6,513)	(319)	3,989
Amounts reclassified from accumulated other comprehensive loss	(405)	25	140	0	209	22	(9)
Balance - December 31, 2014	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,154	1,344	0	80	(1,736)	(113)	729
Amounts reclassified from accumulated other comprehensive loss	2,059	(174)	284	0	465	41	2,675
Balance - December 31, 2015	$(466)	$(1,385)	$(1,971)	$(39)	$(12,663)	$(305)	$(16,829)

[87]

The following tables present the components of other comprehensive income for the years ended December 31, 2015 and 2014:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,915	$(761)	$1,154
Less: losses recognized in income	(2,849)	1,138	(1,711)
Less: accretable yield recognized in income	(580)	232	(348)
Net unrealized gains on investments with OTTI	5,344	(2,131)	3,213

Available for sale securities – all other:
Unrealized holding gains	1,658	(662)	996
Plus: gains recognized in income	290	(116)	174
Net unrealized gains on all other AFS securities	1,948	(778)	1,170

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(473)	189	(284)
Net unrealized gains on HTM securities	473	(189)	284

Cash flow hedges:
Unrealized holding gains	133	(53)	80

Pension Plan:
Unrealized net actuarial loss	(2,890)	1,154	(1,736)
Less: amortization of unrecognized loss	(781)	312	(469)
Less: amortization of transition asset	19	(8)	11
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(2,116)	845	(1,271)

SERP:
Unrealized net actuarial loss	(188)	75	(113)
Less: amortization of unrecognized loss	(49)	20	(29)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(119)	47	(72)
Other comprehensive income	$5,663	$(2,259)	$3,404

[88]

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$7,234	$(2,885)	$4,349
Less: accretable yield recognized in income	674	(269)	405
Net unrealized gains on investments with OTTI	6,560	(2,616)	3,944

Available for sale securities – all other:
Unrealized holding gains	14,501	(5,789)	8,712
Less: losses recognized in income	(41)	16	(25)
Net unrealized gains on all other AFS securities	14,542	(5,805)	8,737

Held to maturity securities:
Unrealized holding losses	(3,984)	1,589	(2,395)
Less: amortization recognized in income	(233)	93	(140)
Net unrealized losses on HTM securities	(3,751)	1,496	(2,255)

Cash flow hedges:
Unrealized holding gains	258	(103)	155

Pension Plan:
Unrealized net actuarial loss	(10,833)	4,320	(6,513)
Less: amortization of unrecognized loss	(374)	149	(225)
Less: amortization of transition asset	39	(16)	23
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(10,486)	4,182	(6,304)

SERP:
Unrealized net actuarial loss	(531)	212	(319)
Less: amortization of unrecognized loss	(17)	7	(10)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(494)	197	(297)
Other comprehensive income	$6,629	$(2,649)	$3,980

[89]

The following tables present the details of accumulated other comprehensive income components for the years ended December 31, 2015 and 2014:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	2015	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Losses recognized	$(2,849)	Net losses - other
Accretable Yield reversal	(580)	Interest income on taxable investment securities
Taxes	1,370	Tax benefit
	$(2,059)	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$290	Net gains - other
Taxes	(116)	Tax expense
	$174	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(473)	Interest income on taxable investment securities
Taxes	189	Tax benefit
	$(284)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(781)	Salaries and employee benefits
Amortization of transition asset	19	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	309	Tax benefit
	$(465)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(49)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	28	Tax benefit
	$(41)	Net of tax

Total reclassifications for the period	$(2,675)	Net of tax

[90]

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	2014	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$674	Interest income on taxable investment securities
Taxes	(269)	Tax expense
	$405	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Losses on sales	$(41)	Net gains - other
Taxes	16	Tax benefit
	$(25)	Net of tax

Net unrealized losses on held to maturity investment securities:
Amortization	$(233)	Interest income on taxable investment securities
Taxes	93	Tax benefit
	$(140)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(374)	Salaries and employee benefits
Amortization of transition asset	39	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	138	Tax benefit
	$(209)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(17)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	15	Tax benefit
	$(22)	Net of tax

Total reclassifications for the period	$9	Net of tax

[91]

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2015 and 2014:

(In thousands)	2015	2014
Current Tax expense:
Federal	$585	$551
State	627	84
	$1,212	$635
Deferred tax expense:
Federal	$3,483	$334
State	372	302
	$3,855	$636
Income tax expense for the year	$5,067	$1,271

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(2.9)	(8.2)
Tax-exempt BOLI income	(2.5)	(7.1)
State income tax, net of federal tax benefit	4.9	5.2
Tax credits	(2.9)	(7.1)
Other	0.2	0.6
	31.8%	18.4%

[92]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,760	$4,811
Deferred loan fees	137	58
Deferred compensation	901	800
Federal and state tax loss carry forwards	4,165	6,069
AMT and other carry forwards	4,304	3,462
Unrealized loss on investment securities	2,633	5,735
Pension/SERP	2,598	2,476
Other than temporary impairment on investment securities	2,657	5,100
Other real estate owned	1,769	1,388
Other	1,481	1,352
Total deferred tax assets	25,405	31,251
Valuation allowance	(1,794)	(1,658)
Total deferred tax assets less valuation allowance	23,611	29,593
Deferred tax liabilities:
Amortization of goodwill	(2,986)	(2,495)
Depreciation	(653)	(831)
Other	(182)	(360)
Total deferred tax liabilities	(3,821)	(3,686)
Net deferred tax assets	$19,790	$25,907

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

At December 31, 2015 the Corporation has federal net operating losses (“NOLs”) of approximately $6.2 million and West Virginia NOLs of approximately $4.3 million for which deferred tax assets of $2.2 million and $0.2 million, respectively, have been recorded at December 31, 2015.   The federal and West Virginia NOLs were created in 2010, 2012 and 2014 and will begin expiring in 2030. Based on our evaluation of the four sources of taxable income, Management has determined that a deferred tax valuation allowance for 2015 is not required on the Federal and West Virginia NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse.

The Corporation has Maryland NOL carry-forwards of $36.4 million relating to a Parent Company (First United Corporation) NOL for which a deferred tax asset of $1.8 million has been recorded at December 31, 2015.  There has been and continues to be a full valuation allowance on this NOL based on the fact that it is more likely than not that this deferred tax asset will not be realized because First United Corporation files a separate Maryland income tax return, has recurring tax losses and is not expected to generate sufficient taxable income in the future to utilize the NOL carry-forwards before they expire. The valuation allowance of $1.8 million at December 31, 2015 reflects an increase of $.1 million from the level at December 31, 2014.

18.	Employee Benefit Plans

First United Corporation sponsors a noncontributory defined benefit pension plan (the “Pension Plan”) covering the employees who were hired prior to the freeze and others who were grandfathered into the plan. The benefits are based on years of service and the employees’ compensation during the last five years of employment.

[93]

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

On January 9, 2015, First United Corporation and members of management who do not participate in the SERP entered into participation agreements under the Deferred Compensation Plan, each styled as a SERP Alternative Participation Agreement (the “Participation Agreement”).  Pursuant to each Participation Agreement, First United Corporation agreed, for each Plan Year (as defined in the Deferred Compensation Plan) in which it determines that it has been Profitable (as defined in the Participation Agreement), to make a discretionary contribution to the participant’s Employer Account in an amount equal to 15% of the participant’s base salary level for such Plan Year, with the first Plan Year being the year ending December 31, 2015.  The Participation Agreement provides that the participant will become 100% vested in the amount maintained in his or her Employer Account upon the earliest to occur of the following events: (i) Normal Retirement (as defined in the Participation Agreement); (ii)  Separation from Service (as defined in the Participation Agreement) following a Change of Control (as defined in the Deferred Compensation Plan) and subsequent Triggering Event (as defined in the Participation Agreement); (iii) Separation from Service due to a Disability (as defined in the Participation Agreement); (iv) with respect to a particular award of Employer Contribution Credits, the participant’s completion of two consecutive Years of Service (as defined in the Participation Agreement) immediately following the Plan Year for which such award was made; or (v) death.  Notwithstanding the foregoing, however, a participant will lose entitlement to the amount maintained in his or her Employer Account in the event employment is terminated for Cause (as defined in the Participation Agreement).  In addition, the Participation Agreement conditions entitlement to the amounts held in the Employer Account on the participant (a) refraining from engaging in Competitive Employment (as defined in the Participation Agreement) for three years following his or her Separation from Service, (b) refraining from injurious disclosure of confidential information concerning the Corporation, and (c) remaining available, at the First United Corporation’s reasonable request, to provide at least six hours of transition services per month for 12 months following his or her Separation from Service (except in the case of death or Disability), except that only item (b) will apply in the event of a Separation from Service following a Change of Control and subsequent Triggering Event.

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500.

[94]

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP:

	Pension		SERP
(in thousands)	2015	2014	2015	2014
Change in Benefit Obligation
Obligation at the beginning of the year	$39,348	$28,329	$5,827	$5,084
Service cost	316	258	121	115
Interest cost	1,579	1,478	239	220
Change in discount rate and mortality assumptions	(1,207)	7,216	0	0
Actuarial losses	841	3,401	190	499
Benefits paid	(1,461)	(1,334)	(88)	(91)
Obligation at the end of the year	39,416	39,348	6,289	5,827
Change in Plan Assets
Fair value at the beginning of the year	38,967	34,848	0	0
Actual return on plan assets	(306)	2,453	0	0
Employer contribution	2,000	3,000	88	91
Benefits paid	(1,461)	(1,334)	(88)	(91)
Fair value at the end of the year	39,200	38,967	0	0
Unfunded Status	$(216)	$(381)	$(6,289)	$(5,827)

	Pension		SERP
(in thousands)	2015	2014	2015	2014
Components of Net Pension Cost
Service cost	$316	$258	$121	$115
Interest cost	1,579	1,478	239	220
Expected return on assets	(2,965)	(2,653)	0	0
Amortization of transition asset	(19)	(39)	0	0
Amortization of recognized loss/(gain)	781	374	49	(17)
Amortization of prior service cost	12	12	20	20
Net pension (income)/expense in employee benefits	$(296)	$(570)	$429	$338

Weighted Average Assumptions used to determine benefit obligations:
Discount rate for benefit obligations	4.50%	4.00%	4.00%	4.00%
Discount rate for net pension cost	4.00%	4.75%	0	0
Expected long-term return on assets	7.00%	7.75%	0	0
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	RP-2014	RP-2014	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $36.1 million and $35.7 million at December 31, 2015 and 2014, respectively. The accumulated benefit obligation for the SERP was $5.4 million and $4.9 million at December 31, 2015 and 2014, respectively.

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

[96]

As of December 31, 2015 and 2014, the value of Pension Plan investments was as follows:

December 31, 2015			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$2,260	5.8%	$2,260	$0
Fixed income securities:
U.S. Government and Agencies	131	0.3%	0	131
Taxable municipal bonds and notes	2,869	7.3%	0	2,869
Corporate bonds and notes	8,774	22.4%	0	8,774
Preferred stock	542	1.4%	0	542
Fixed income mutual funds	2,736	7.0%	2,736	0
Total fixed income	15,052	38.5%	2,736	12,316
Equities:
Large Cap	16,364	41.7%	16,364	0
Mid Cap	2,775	7.0%	2,775	0
Small Cap	1,061	2.7%	1,061	0
International	1,688	4.3%	1,688	0
Total equities	21,888	55.7%	21,888	0
Total market value	$39,200	100.0%	$26,884	$12,316

December 31, 2014			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1		Level 2
Cash and cash equivalents	$1,043	2.7%		$1,043		$0
Fixed income securities:
U.S. Government and Agencies	613	1.6%		0		613
Taxable municipal bonds and notes	2,525	6.5%		0		2,525
Corporate bonds and notes	8,393	21.5%		0		8,393
Preferred stock	478	1.2%		0		478
Fixed income mutual funds	5,049	13.0%		5,049		0
Total fixed income	17,058	43.8%		5,049		12,009
Equities:
Large Cap	15,646	40.1%		15,646		0
Mid Cap	2,743	7.0%		2,743		0
Small Cap	1,305	3.4%		1,305		0
International	1,172	3.0%		1,172		0
Total equities	20,866	53.5%	0	20,866	0	0
Total market value	$38,967	100.0%		$26,958		$12,009

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

As of December 31, 2015, the 25-year average return on pension portfolio assets was 7.95%, exceeding the expected long-term return of 7.00% utilized for 2015. Based on the actual performance experience noted above and long-term returns of relevant indices, a case could be built for retaining the expected returns at the existing level. However, there are a number of reasons that would support a lowering of the expected return. For example, since the early 1980’s, there has been a general trend of lower interest rates that have supported bond market performance in a positive manner. Such support would likely be reversed in the event that the general trend in rates reverses for an extended period of time. In as much, as bond market exposure represents a significant portion of pension plan assets, weaker performance from bonds would be reflected in pension returns. Also, expectations from global economic growth continue to be muted, in spite of the efforts of central banks around the world. Further, long-term average returns of benchmark indices are impacted by favorable markets during the 1990s that may or may not be repeated in the foreseeable future. Given the potentially higher possibility that future returns may face at elevated headwinds, it is considered prudent to lower the expected return assumption to 7.00%.

[97]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2015 or 2014.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2016	$1,337	$141
2017	1,429	204
2018	1,473	242
2019	1,552	303
2020	1,660	301
2021-2025	10,077	1,769

First United Corporation funded an annual contribution of $2.0 million to the pension plan in the fourth quarter of 2015. First United Corporation will evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2015 and 2014, net of tax, are as follows:

	2015		2014
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$12,641	$306	$11,375	$217
Unrecognized prior service costs	20	4	28	16
Net transition asset	0	0	(11)	0
	$12,661	$310	$11,392	$233

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$20
Net transition asset	0	0
Net actuarial loss	848	78

	$860	$98

19.	401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, First United Corporation accrued a non-elective employer contribution during 2015 for all employees other than employees who participate in the SERP and SERP Alternative and those employees meeting the age plus service requirement in the Pension Plan equal to 4.5% of each employee’s salary, hired prior to January 1, 2010; and 4% of each employee’s salary hired since January 1, 2010, which will be paid in the first quarter of 2016. Expense charged to operations for the 401(k) Plan was $1.0 million in 2015 and 2014.

[98]

20.	Federal Reserve Requirements

During 2013, the Federal Reserve modified its structure for institutions to calculate their reserve requirements with the Reserve Bank. Under these new calculations, the Bank was not required to maintain certain cash reserve levels as its vault cash exceeded the levels for reserve.

21.	Restrictions on Dividend Payments

First United Corporation is subject to an informal agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), which requires it to seek the prior approval of the Reserve Bank before making any dividend payment or other distribution on its capital securities or other securities that qualify as Tier 1 capital. On November 15, 2010, First United Corporation, at the request of the Reserve Bank, deferred regular quarterly cash dividend payments on its Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the deferral prohibits First United Corporation from paying dividends or other distributions on its common stock. On December 15, 2010, First United Corporation, at the request of the Reserve Bank, elected to defer regular quarterly interest payments on its TPS Debentures, beginning with the payments that are due in March 2011. This deferral likewise prohibited First United Corporation from paying any dividends or distributions on its capital securities during the deferral period.

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

22.	Restrictions on Subsidiary Dividends, Loans or Advances

Federal and state banking regulations place certain restrictions on the amount of dividends paid and loans or advances made by the Bank to First United Corporation. The total amount of dividends that may be paid at any date is generally limited to the retained earnings of the Bank, and loans or advances are limited to 10% of the Bank’s capital stock and surplus on a secured basis. In addition, dividends paid by the Bank to First United Corporation would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable minimum capital requirements. At December 31, 2015, the Bank could have paid additional dividends of $22.3 million to First United Corporation within these limits.

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

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2015 and December 31, 2014 is material.

[99]

The following table is a summary of commitments as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Loan commitments	$129,076	$103,019
Commercial letters of credit	1,587	877
Total	$130,663	$103,896

24.	Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2015.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2015, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

[100]

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2015, the Corporation owned 12 pooled trust preferred securities with an amortized cost of $25.8 million and a fair value of $22.2 million. The market for these securities at December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2015, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of other-than-temporary impairment as well as the fair value determinations for its CDO portfolio. Management does not believe that there were any material differences in the impairment evaluations and pricing between December 31, 2015 and December 31, 2014.

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

[101]

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015 and 2014, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$22,211	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%
Cash Flow Hedge	$(66)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$6,247	Market Comparable Properties	Marketability Discount	3% to 15% (1) (weighted avg 11.3%)

OREO	$4,133	Market Comparable Properties	Marketability Discount	10% to 15% (1) (weighted avg 12.5%)

(in thousands)	Fair Value at December 31, 2014	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$25,339	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 5% to 12%
Cash Flow Hedge	$(199)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$9,122	Market Comparable Properties	Marketability Discount	10% (1) (weighted avg 10%)

OREO	$2,511	Market Comparable Properties	Marketability Discount	10% to 15% (1) (weighted avg 11%)

(1)	Range would include discounts taken since appraisal and estimated values

[102]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2015 and 2014 are as follows:

		Fair Value Measurements at
		December 31, 2015 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$33,964		$33,964
Residential mortgage-backed agencies	$14,170		$14,170
Commercial mortgage-backed agencies	$43,636		$43,636
Collateralized mortgage obligations	$9,610		$9,610
Obligations of states and political subdivisions	$46,641		$46,641
Collateralized debt obligations	$22,211			$22,211
Financial Derivative	$(66)			$(66)
Non-recurring:
Impaired loans	$6,247			$6,247
Other real estate owned	$4,133			$4,133

		Fair Value Measurements at
		December 31, 2014 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. treasuries	$29,596		$29,596
U.S. government agencies	$38,941		$38,941
Residential mortgage-backed agencies	$45,273		$45,273
Commercial mortgage-backed agencies	$25,957		$25,957
Collateralized mortgage obligations	$8,707		$8,707
Obligations of states and political subdivisions	$47,304		$47,304
Collateralized debt obligations	$25,339			$25,339
Financial Derivative	$(199)			$(199)
Non-recurring:
Impaired loans	$9,122			$9,122
Other real estate owned	$2,511			$2,511

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2015 or December 31, 2014.

[103]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2015 and 2014:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains/(losses) realized/unrealized:
Included in earnings	(2,703)	0
Included in other comprehensive income	(425)	133
Ending balance December 31, 2015	$22,211	$(66)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$(3,522)	$0

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

[104]

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

[105]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2015		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$50,188	$50,188	$50,188
Interest bearing deposits in banks	1,953	1,953	1,953
Investment securities - AFS	170,232	170,232		$148,021	$22,211
Investment securities - HTM	105,560	106,742		103,779	2,963
Restricted Bank stock	5,904	5,904		5,904
Loans, net	867,101	872,991			872,991
Accrued interest receivable	4,218	4,218		4,218

Financial Liabilities:
Deposits – non-maturity	744,219	744,219		744,219
Deposits – time deposits	254,575	258,267		258,267
Short-term borrowed funds	35,828	35,828		35,828
Long-term borrowed funds	147,537	151,562		151,562
Accrued interest payable	478	478		478
Financial derivative	66	66			66
Off balance sheet financial instruments	0	0	0

[106]

	December 31, 2014		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$27,554	$27,554	$27,554
Interest bearing deposits in banks	7,897	7,897	7,897
Investment securities - AFS	221,117	221,117		$195,778	$25,339
Investment securities - HTM	109,449	110,771		108,163	2,608
Restricted Bank stock	7,524	7,524		7,524
Loans, net	827,926	830,904			830,904
Accrued interest receivable	4,152	4,152		4,152

Financial Liabilities:
Deposits – non-maturity	689,581	689,581		689,581
Deposits – time deposits	291,742	296,713		296,713
Short-term borrowed funds	39,801	39,801		39,801
Long-term borrowed funds	182,606	187,143		187,143
Accrued interest payable	882	882		882
Financial derivative	199	199			199
Off balance sheet financial instruments	0	0	0

25.	Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of December 31, 2015, swap contracts totaling $5.0 million notional amount remained, as the three-year $5.0 million contract matured on June 15, 2012 and the five-year $10.0 million contract matured on June 17, 2014. The seven-year $5.0 million contract matures June 17, 2016. The fair value of the interest rate swap contract was ($66) thousand at December 31, 2015 and ($199) thousand at December 31, 2014 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.2 million was posted as collateral as of December 31, 2015.

For the year ended December 31, 2015, the Corporation recorded an increase in the value of the derivatives of $133 thousand and the related deferred tax benefit of $53 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the twelve months ending December 31, 2015. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and we believe that the credit risk inherent in these contracts is not significant as of December 31, 2015.

[107]

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2015 and December 31, 2014.

Derivative in Cash Flow Hedging Relationships

(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2015	$80	$0	$0
December 31, 2014	$155	$0	$0

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

[108]

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2015 and December 31, 2014.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Interest Rate Swap Agreements	$66	$0	$66	$(66)	$0	$0

Repurchase Agreements	$35,828	$0	$35,828	$(35,828)	$0	$0
December 31, 2014
Interest Rate Swap Agreements	$199	$0	$199	$(199)	$0	$0

Repurchase Agreements	$39,801	$0	$39,801	$(39,801)	$0	$0

27.         Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2015	2014
Assets
Cash	$11,102	$1,036
Investment securities	14,522	0
Investment in bank subsidiary	132,809	150,209
Investment in non-bank subsidiaries	1,255	1,255
Other assets	5,403	5,872
Total Assets	$165,091	$158,372

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$2,590	$2,643
Dividends payable	0	0
Junior subordinated debt	41,730	46,730
Shareholder’s equity	120,771	108,999
Total Liabilities and Shareholder’s Equity	$165,091	$158,372

[109]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2015	2014
Income:
Dividend income from bank subsidiary	$33,658	$10,972
Other income	69	240
Total Income	33,727	11,212

Expenses:
Interest expense	2,192	2,492
Other expenses	365	354
Total Expenses	2,557	2,846

Income before income taxes and equity in undistributed net loss of subsidiaries	31,170	8,366
Applicable income tax benefit	431	3,120
Net income before equity in undistributed net loss of subsidiaries	31,601	11,486

Equity in undistributed net loss of subsidiaries:
Bank	(20,725)	(5,870)
Non-bank	0	(19)
Net Income	$10,876	$5,597

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2015	2014
Net Income	$10,876	$5,597

Unrealized gains on cash flow hedges, net of tax	80	155

Other comprehensive income, net of tax	80	155

Comprehensive income	$10,956	$5,752

[110]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2015	2014
Operating Activities
Net Income	$10,876	$5,597
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in undistributed net income of subsidiaries	6,203	5,889
Decrease/(increase) in other assets	470	(1,686)
Increase/(decrease) in accrued interest payable and other liabilities	26	(12,089)
Stock Compensation	191	134
Net cash provided by/(used in) operating activities	17,766	(2,155)

Investing Activities
Net investment in subsidiaries	0	2,761
Net cash provided by investing activities	0	2,761

Financing Activities
Dividends – common stock	0	0
Repayment of Long-term debt	(5,000)	0
Dividends - preferred stock paid	(2,700)	(2,595)
Net cash used in financing activities	(7,700)	(2,595)
Increase/(decrease) in cash and cash equivalents	10,066	(1,989)
Cash and cash equivalents at beginning of year	1,036	3,025
Cash and cash equivalents at end of year	$11,102	$1,036

Accumulated Other Comprehensive Income

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the period ended December 31, 2015
Cash flow hedges:
Unrealized holding gains	$133	$(53)	$80

Other comprehensive income	$133	$(53)	$80

For the period ended December 31, 2014
Cash flow hedges:
Unrealized holding gains	$258	$(103)	$155

Other comprehensive income	$258	$(103)	$155

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2015 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2015, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2015. Management’s report on the Corporation’s internal control over financial reporting is included on the following page. The Corporation is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2015, First United Corporation’s internal control over financial reporting is effective.

Dated: March 9, 2016

/s/ Carissa L. Rodeheaver	/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA, CFP	Tonya K. Sturm
Chairman of the Board, President	Vice President and
and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

[113]

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of these Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Senior Vice President, Chief Risk Officer and Director of Operations, First United Corporation, c/o First United Bank & Trust, P.O. Box 9, Oakland, MD 21550-0009. Copies are also available on the Corporation’s website at www.mybank4.com in the “Governance Documents” tab under “Investor Relations”.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Director Compensation” and “Remuneration of Executive Officers.

[114]

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in
			column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	74,552	(1)
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	74,552

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

All other information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Audit Fees and Services”.

[115]

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Financial Condition as of December 31, 2015 and 2014
Consolidated Statement of Income for the years ended December 31, 2015 and 2014
Consolidated Statement of Comprehensive Income for the years ended December 31, 2015 and 2014
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014
Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014

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

FIRST UNITED CORPORATION

Dated: March 9, 2016	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

[116]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 9, 2016	March 9, 2016

/s/ M. Kathryn Burkey	/s/ Robert W. Kurtz
M. Kathryn Burkey - Director	Robert W. Kurtz - Director
March 9, 2016	March 9, 2016

/s/ John W. McCullough	/s/ Elaine L. McDonald
John W. McCullough – Director	Elaine L. McDonald – Director
March 9, 2016	March 9, 2016

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Executive Officer	March 9, 2016
(Principal Executive Officer)
March 9, 2016

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 9, 2016	March 9, 2016

/s/ Robert G. Stuck	/s/ H. Andrew Walls, III
Robert G. Stuck – Director	H. Andrew Walls, III - Director
March 9, 2016	March 9, 2016

/s/ Tonya K. Sturm
Tonya K. Sturm – Vice President and
Chief Financial Officer
(Principal Accounting Officer)
March 9, 2016

[117]

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.4	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.5	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.6	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.7	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C to Exhibit 4.5)

4.8	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B to Exhibit 4.5)

4.9	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A to Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and William B. Grant (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and executive officers other than William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	SERP Alternative Participation Agreement under the First United Corporation Executive and Director Deferred Compensation Plan, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

[118]

10.7	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.8	Change in Control Severance Plan Agreement, dated as of February 14, 2007, with William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.9	First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with William B. Grant (incorporated by reference to Exhibit 10.8 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.10	Second Amendment to Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 5, 2015, between First United Corporation and William B. Grant (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.11	Form of Agreement Under the First United Corporation Change in Control Severance Plan, dated as of February 14, 2007, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.12	Form of First Amendment to Agreement Under the First United Corporation Change in Control Severance Plan, dated as of December 28, 2012, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.10 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.13	Form of Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.14	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to First United Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.15	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.16	Form of Restricted Stock Agreement under the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.17	Restricted Stock Agreement, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.18	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

21	Subsidiaries of First United Corporation (incorporated by reference to the identification of subsidiaries contained in Item 1 of Part I of this Annual Report on Form 10-K under the heading “General”)

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

[119]