Form 10-Q
period 2016-03-31
FIRST UNITED CORP/MD/
filed 2016-05-10
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,254,620 shares of common stock, par value $.01 per share, as of April 30, 2016.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$51,865	$50,188
Interest bearing deposits in banks	1,396	1,953
Cash and cash equivalents	53,261	52,141
Investment securities – available-for-sale (at fair value)	155,243	170,232
Investment securities – held to maturity (fair value $105,211 at
March 31, 2016 and $106,742 at December 31, 2015)	101,521	105,560
Restricted investment in bank stock, at cost	5,881	5,904
Loans	900,597	879,023
Allowance for loan losses	(12,256)	(11,922)
Net loans	888,341	867,101
Premises and equipment, net	25,420	25,198
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	40,469	40,150
Deferred tax assets	19,446	19,790
Other real estate owned	6,142	6,883
Accrued interest receivable and other assets	18,567	19,495
Total Assets	$1,325,295	$1,323,458

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$205,858	$204,569
Interest bearing deposits	809,972	794,225
Total deposits	1,015,830	998,794

Short-term borrowings	29,554	35,828
Long-term borrowings	147,519	147,537
Accrued interest payable and other liabilities	21,250	20,528
Total Liabilities	1,214,153	1,202,687

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 9% cumulative, issued and outstanding 20 shares at March 31, 2016 and 30 shares at December 31, 2015	20,000	30,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,255 shares at March 31, 2016 and December 31, 2015	63	63
Surplus	22,034	21,986
Retained earnings	86,747	85,551
Accumulated other comprehensive loss	(17,702)	(16,829)
Total Shareholders’ Equity	111,142	120,771
Total Liabilities and Shareholders’ Equity	$1,325,295	$1,323,458

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three months ended
	March 31,
	2016	2015
	(Unaudited)
Interest income
Interest and fees on loans	$9,558	$9,129
Interest on investment securities
Taxable	1,555	1,861
Exempt from federal income tax	235	345
Total investment income	1,790	2,206
Other	90	88
Total interest income	11,438	11,423
Interest expense
Interest on deposits	804	1,041
Interest on short-term borrowings	13	14
Interest on long-term borrowings	1,212	1,474
Total interest expense	2,029	2,529
Net interest income	9,409	8,894
Provision for loan losses	568	74
Net interest income after provision for loan losses	8,841	8,820
Other operating income
Net gains/(losses)	216	(97)
Service charges	766	650
Trust department	1,417	1,381
Debit card income	475	498
Bank owned life insurance	319	267
Brokerage commissions	287	236
Other	124	121
Total other income	3,388	3,153
Total other operating income	3,604	3,056
Other operating expenses
Salaries and employee benefits	5,311	4,982
FDIC premiums	414	459
Equipment	635	618
Occupancy	639	636
Data processing	649	837
Professional Services	300	290
Other real estate owned	84	632
Other	1,865	1,595
Total other operating expenses	9,897	10,049
Income before income tax expense	2,548	1,827
Provision for income tax expense	677	459
Net Income	1,871	1,368
Accumulated preferred stock dividends	(675)	(675)
Net Income Available to Common Shareholders	$1,196	$693
Basic and diluted net income per common share	$0.19	$0.11
Weighted average number of basic and diluted shares outstanding	6,255	6,237

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	March 31,
	2016	2015
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$1,871	$1,368
Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(921)	1,570

Net unrealized gains on all other AFS securities	434	679

Net unrealized gains on HTM securities	143	70

Net unrealized (losses)/gains on cash flow hedges	(331)	21

Net unrealized losses on pension	(213)	(90)

Net unrealized gains on SERP	15	10

Other comprehensive (loss)/income, net of tax	(873)	2,260

Comprehensive income	$998	$3,628

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2015	$30,000	$62	$21,795	$77,375	$(20,233)	$108,999

Net income				10,876		10,876
Other comprehensive income					3,404	3,404
Stock based compensation		1	191			192
Preferred stock dividends paid				(2,700)		(2,700)

Balance at December 31, 2015	30,000	63	21,986	85,551	(16,829)	120,771

Net income				1,871		1,871
Other comprehensive loss					(873)	(873)
Stock based compensation			48			48
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(675)		(675)

Balance at March 31, 2016	$20,000	$63	$22,034	$86,747	$(17,702)	$111,142

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Three months ended
	March 31,
	2016	2015
	(Unaudited)
Operating activities
Net income	$1,871	$1,368
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	568	74
Depreciation	426	438
Stock compensation	48	49
Gain on sales of other real estate owned	(67)	(27)
Write-downs of other real estate owned	9	506
Gain on loan sales	(12)	(2)
Loss on disposal of fixed assets	2	2
Net amortization of investment securities discounts and premiums- AFS	16	142
(Gains)/losses on sales of investment securities – available-for-sale	(206)	97
Amortization of deferred loan fees	(122)	(86)
Decrease in accrued interest receivable and other assets	1,162	3,099
Increase/(decrease) in deferred tax benefit	927	(1,699)
Decrease in accrued interest payable and other liabilities	(161)	(1,492)
Earnings on bank owned life insurance	(319)	(267)
Net cash provided by operating activities	4,142	2,202

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	11,901	9,295
Proceeds from maturities/calls of investment securities held-to-maturity	4,039	1,669
Proceeds from sales of investment securities available-for-sale	10,771	15,091
Purchases of investment securities available-for-sale	(8,300)	(27,563)
Purchases of investment securities held-to-maturity	0	(1,260)
Proceeds from sales of other real estate owned	950	512
Proceeds from loan sales	1,801	785
Net decrease in FHLB stock	23	386
Net (increase)/decrease in loans	(23,626)	1,916
Purchases of premises and equipment	(650)	(165)
Net cash (used in)/provided by investing activities	(3,091)	666

Financing activities
Net increase in deposits	17,036	17,823
Preferred stock dividends paid	(675)	(675)
Preferred stock redemption	(10,000)	0
Net decrease in short-term borrowings	(6,274)	(5,225)
Payments on long-term borrowings	(18)	(5,017)
Net cash provided by financing activities	69	6,906
Increase in cash and cash equivalents	1,120	9,774
Cash and cash equivalents at beginning of the year	52,141	35,451
Cash and cash equivalents at end of period	$53,261	$45,225

Supplemental information
Interest paid	$2,003	$2,551
Non-cash investing activities:
Transfers from loans to other real estate owned	$151	$540

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2016 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at March 31, 2016 or March 31, 2015.

The following tables set forth the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016			2015
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$1,871			$1,368
Preferred stock dividends	(675)			(675)
Net income available to common shareholders	$1,196	6,255	$0.19	$693	6,237	$0.11

Note 3 – Net Gains/(Losses)

The following table summarizes the gain/(loss) activity for the three-month periods ended March 31, 2016 and 2015:

	Three months ended
	March 31,
(in thousands)	2016	2015
Net gains/(losses):
Available-for-sale securities:
Realized gains	$277	$16
Realized losses	(71)	(113)
Gain on sale of consumer loans	12	2
Loss on disposal of fixed assets	(2)	(2)
Net gains/(losses)	$216	$(97)

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	March 31,	December 31,
(in thousands)	2016	2015
Cash and due from banks, weighted average interest rate of 0.21% (at March 31, 2016)	$51,865	$50,188

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of March 31, 2016 and December 31, 2015, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), and Merchants and Traders (“M&T”).

	March 31,	December 31,
(in thousands)	2016	2015
FHLB daily investments, interest rate of 0.16% (at March 31, 2016)	$184	$742
FTN daily investments, interest rate of 0.25% (at March 31, 2016)	200	200
M&T daily investments, interest rate of 0.15% (at March 31, 2016)	1,012	1,011
	$1,396	$1,953

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

The following table shows a comparison of amortized cost and fair values of investment securities at March 31, 2016 and December 31, 2015:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
March 31, 2016
Available for Sale:
U.S. government agencies	$29,063	$150	$0	$29,213	$0
Residential mortgage-backed agencies	7,769	0	60	7,709	0
Commercial mortgage-backed agencies	47,461	973	16	48,418	0
Collateralized mortgage obligations	13,460	101	25	13,536	0
Obligations of states and political subdivisions	36,173	712	50	36,835	0
Collateralized debt obligations	25,441	0	5,909	19,532	(2,332)
Total available for sale	$159,367	$1,936	$6,060	$155,243	$(2,332)

Held to Maturity:
U.S. government agencies	$22,738	$1,502	$0	$24,240	$0
Residential mortgage-backed agencies	52,311	916	23	53,204	0
Commercial mortgage-backed agencies	18,007	881	0	18,888	0
Collateralized mortgage obligations	5,840	21	0	5,861	0
Obligations of states and political subdivisions	2,625	393	0	3,018	0
Total held to maturity	$101,521	$3,713	$23	$105,211	$0

December 31, 2015
Available for Sale:
U.S. government agencies	34,079	14	129	33,964	0
Residential mortgage-backed agencies	14,285	105	220	14,170	0
Commercial mortgage-backed agencies	43,780	52	196	43,636	0
Collateralized mortgage obligations	9,690	43	123	9,610	0
Obligations of states and political subdivisions	45,949	915	223	46,641	0
Collateralized debt obligations	25,766	0	3,555	22,211	(799)
Total available for sale	$173,549	$1,129	$4,446	$170,232	$(799)
Held to Maturity:
U.S. government agencies	$24,704	$634	$0	$25,338	$0
Residential mortgage-backed agencies	53,734	276	98	53,912	0
Commercial mortgage-backed agencies	18,078	171	17	18,232	0
Collateralized mortgage obligations	6,419	0	122	6,297	0
Obligations of states and political subdivisions	2,625	338	0	2,963	0
Total held to maturity	$105,560	$1,419	$237	$106,742	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Three months ended
	March 31,
(in thousands)	2016	2015
Proceeds	$10,771	$15,091
Realized gains	277	16
Realized losses	71	113

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at March 31, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Available for Sale:
Residential mortgage-backed agencies	$0	$0	$7,709	60
Commercial mortgage-backed agencies	3,087	16	0	0
Collateralized mortgage obligations	0	0	5,209	25
Obligations of states and political subdivisions	2,093	8	3,829	42
Collateralized debt obligations	12,243	1,962	7,289	3,947
Total available for sale	$17,423	$1,986	$24,036	$4,074

Held to Maturity:
Residential mortgage-backed agencies	$4,332	$15	$1,224	$8
Collateralized mortgage obligations	0	0	0	0
Total held to maturity	$4,332	$15	$1,224	$8

December 31, 2015
Available for Sale:
U.S. government agencies	23,929	$129	$0	$0
Residential mortgage-backed agencies	0	0	8,051	220
Commercial mortgage-backed agencies	25,858	196	0	0
Collateralized mortgage obligations	5,299	123	0	0
Obligations of states and political subdivisions	11,537	104	4,048	119
Collateralized debt obligations	0	0	7,688	3,555
Total available for sale	$66,623	$552	$19,787	$3,894
Held to Maturity:
Residential mortgage-backed agencies	11,085	98	0	0
Commercial mortgage-backed agencies	9,518	17	0	0
Collateralized mortgage obligations	6,297	122	0	0
Total held to maturity	$26,900	$237	$0	$0

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at March 31, 2016.

U.S. Government Agencies – Available for Sale – There were no U.S. government agencies in an unrealized loss position as of March 31, 2016.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position for less than 12 months as of March 31, 2016. There was one residential mortgage-backed agency security in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2016.

Commercial Mortgage-Backed Agencies – Available for Sale – There was one commercial mortgage-backed agency in an unrealized loss position for less than 12 months as of March 31, 2016. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2016. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Available for Sale – There were no collateralized mortgage obligations in an unrealized loss position for less than 12 months as of March 31, 2016. There was one collateralized mortgage obligations in an unrealized loss position for 12 months or more. The security is of the highest investment grade and the Corporation does not intend to sell it, and it is not more likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at March 31, 2016.

Obligations of State and Political Subdivisions – Available for Sale – There were two obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months at March 31, 2016. There was one security that has been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Collateralized Debt Obligations – Available for Sale - The $3.9 million in unrealized losses greater than 12 months at March 31, 2016 relates to four pooled trust preferred securities that are included in the CDO portfolio. There were eight pooled trust preferred securities that have been in an unrealized loss position for less than 12 months at March 31, 2016. The eight investments in an unrealized loss for less than 12 months at March 31, 2016 are being held at the Parent Company. These investments had previously been held at the Bank, but, during the fourth quarter of 2015, they were transferred to the Parent Company at their fair value. That move resulted in a loss of $3.5 million being recognized through earnings. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first three months of 2016. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of March 31, 2016.

Residential Mortgage-Backed Agencies – Held to Maturity - Five residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of March 31, 2016. There was one residential mortgage-backed agency in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at March 31, 2016.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no commercial mortgage-backed agencies in the Held to Maturity portfolio as of March 31, 2016 in a loss position.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in the Held to Maturity portfolio as of March 31, 2016 in a loss position.

Obligations of State and Political Subdivisions – Held to Maturity – There were no obligations of state and political subdivisions in the Held to Maturity portfolio as of March 31, 2016 in a loss position.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
(in thousands)	2016	2015
Balance of credit-related OTTI at January 1	$3,133	$12,583
Reduction for increases in cash flows expected to be collected	(36)	(167)
Balance of credit-related OTTI at March 31	$3,097	$12,416

The amortized cost and estimated fair value of securities by contractual maturity at March 31, 2016 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$10,008	$10,030
Due after one year through five years	25,210	25,463
Due after five years through ten years	6,276	6,459
Due after ten years	49,183	43,628
	90,677	85,580
Residential mortgage-backed agencies	$7,769	$7,709
Commercial mortgage-backed agencies	47,461	48,418
Collateralized mortgage obligations	13,460	13,536
Total available for sale	$159,367	$155,243
Held to Maturity:
Due after five years through ten years	$15,637	$16,674
Due after ten years	9,726	10,584
	25,363	27,258
Residential mortgage-backed agencies	$52,311	$53,204
Commercial mortgage-backed agencies	18,007	18,888
Collateralized mortgage obligations	5,840	5,861
Total held to maturity	$101,521	$105,211

Note 6 - Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of March 31, 2016.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the three months ended March 31, 2016, dividends of $67,758 were recognized in earnings. For the comparable period of 2015, dividends of $79,157 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at March 31, 2016 and December 31, 2015:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
March 31, 2016

Individually evaluated for impairment	$14,734	$4,639	$1,065	$5,256	$0	$25,694
Collectively evaluated for impairment	$276,104	$114,970	$74,470	$384,784	$24,575	$874,903
Total loans	$290,838	$119,609	$75,535	$390,040	$24,575	$900,597

December 31, 2015

Individually evaluated for impairment	$14,646	$4,496	$1,076	$4,590	$0	$24,808
Collectively evaluated for impairment	$265,859	$106,490	$72,777	$384,149	$24,940	$854,215
Total loans	$280,505	$110,986	$73,853	$388,739	$24,940	$879,023

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at March 31, 2016 and December 31, 2015:

(in thousands)	Pass	Special Mention	Substandard	Total
March 31, 2016
Commercial real estate
Non owner-occupied	$142,739	$11,488	$16,065	$170,292
All other CRE	100,743	2,531	17,272	120,546
Acquisition and development 1-4 family residential construction	19,915	0	700	20,615
All other A&D	93,652	72	5,270	98,994
Commercial and industrial	73,397	216	1,922	75,535
Residential mortgage
Residential mortgage - term	300,860	67	11,221	312,148
Residential mortgage - home equity	76,036	0	1,856	77,892
Consumer	24,482	0	93	24,575
Total	$831,824	$14,374	$54,399	$900,597

December 31, 2015
Commercial real estate
Non owner-occupied	$140,378	$11,574	$7,378	$159,330
All other CRE	103,811	1,184	16,180	121,175
Acquisition and development 1-4 family residential construction	15,011	0	700	15,711
All other A&D	89,963	74	5,238	95,275
Commercial and industrial	69,420	1,212	3,221	73,853
Residential mortgage
Residential mortgage - term	300,558	167	10,744	311,469
Residential mortgage - home equity	75,491	0	1,779	77,270
Consumer	24,881	0	59	24,940
Total	$819,513	$14,211	$45,299	$879,023

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at March 31, 2016 and December 31, 2015:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
March 31, 2016
Commercial real estate
Non owner-occupied	$168,803	$397	$0	$0	$397	$1,092	$170,292
All other CRE	110,387	51	0	0 0	51	10,108	120,546
Acquisition and development 1-4 family residential construction	20,615	0	0	0	0	0	20,615
All other A&D	96,913	0	0	107	107	1,974	98,994
Commercial and industrial	75,350	16	0	0	16	169	75,535
Residential mortgage
Residential mortgage - term	307,493	1,722	150	261	2,133	2,522	312,148
Residential mortgage - home equity	76,430	946	150	46	1,142	320	77,892
Consumer	24,295	212	39	29	280	0	24,575
Total	$880,286	$3,344	$339	$443	$4,126	$16,185	$900,597

December 31, 2015
Commercial real estate
Non owner-occupied	$157,217	$634	$171	$0	$805	$1,308	$159,330
All other CRE	110,022	1,179	0	0	1,179	9,974	121,175
Acquisition and development 1-4 family residential construction	15,711	0	0	0	0	0	15,711
All other A&D	93,284	0	174	0	174	1,817	95,275
Commercial and industrial	73,619	13	36	0	49	185	73,853
Residential mortgage
Residential mortgage - term	306,248	227	2,149	907	3,283	1,938	311,469
Residential mortgage - home equity	76,195	505	203	91	799	276	77,270
Consumer	24,604	224	85	27	336	0	24,940
Total	$856,900	$2,782	$2,818	$1,025	$6,625	$15,498	$879,023

Non-accrual loans which have been subject to a partial charge-off totaled $4.3 million at March 31, 2016, compared to $4.1 million at December 31, 2015. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $1.7 million at March 31, 2016 and $1.8 million at December 31, 2015.

Accruing loans past due 30 days or more decreased to .46% of the loan portfolio at March 31, 2016, compared to .76% at December 31, 2015. The decrease for the first three months of 2016 was due primarily to improvements in the residential mortgage term portfolio.

Non-accrual loans totaled $16.2 million at March 31, 2016 compared to $15.5 million at December 31, 2015. Non-accrual loans which have been subject to a partial charge-off totaled $4.3 million at March 31, 2016, compared to $4.1 million at December 31, 2015.

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

The following table summarizes the primary segments of the ALL, at March 31, 2016 and December 31, 2015 segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
March 31, 2016

Individually evaluated for impairment	$460	$932	$0	$272	$0	$0	$1,664
Collectively evaluated for impairment	$2,840	$2,815	$758	$3,487	$192	$500	$10,592
Total ALL	$3,300	$3,747	$758	$3,759	$192	$500	$12,256

December 31, 2015

Individually evaluated for impairment	$144	$867	$16	$130	$0	$0	$1,157
Collectively evaluated for impairment	$2,436	$3,262	$706	$3,655	$206	$500	$10,765
Total ALL	$2,580	$4,129	$722	$3,785	$206	$500	$11,922

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan (a) is greater than $500,000 or (b) is part of a relationship that is greater than $750,000 and is either (1) in nonaccrual status or (2) risk-rated Substandard and greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of a larger relationship that is impaired; otherwise, loans in these segments are considered impaired when they are classified as non-accrual.

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2016 and December 31, 2015:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
March 31, 2016
Commercial real estate
Non owner-occupied	$675	$143	$812	$1,487	$1,833
All other CRE	1,691	433	11,556	13,247	13,610
Acquisition and development 1-4 family residential construction	700	178	0	700	746
All other A&D	2,136	754	1,803	3,939	8,505
Commercial and industrial	0	0	1,065	1,065	3,332
Residential mortgage
Residential mortgage - term	650	138	4,286	4,936	5,474
Residential mortgage – home equity	56	18	264	320	341
Consumer	0	0	0	0	0
Total impaired loans	$5,908	$1,664	$19,786	$25,694	$33,841

December 31, 2015
Commercial real estate
Non owner-occupied	$676	$144	$1,031	$1,707	$1,842
All other CRE	0	0	12,939	12,939	13,302
Acquisition and development 1-4 family residential construction	700	178	0	700	746
All other A&D	1,979	689	1,817	3,796	8,362
Commercial and industrial	16	16	1,060	1,076	3,343
Residential mortgage
Residential mortgage - term	440	112	3,874	4,314	4,808
Residential mortgage – home equity	57	18	219	276	297
Consumer	0	0	0	0	0
Total impaired loans	$3,868	$1,157	$20,940	$24,808	$32,700

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where, due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs generally remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL. At March 31, 2016, $.5 million of the ALL was considered to be unallocated.

The following tables present the activity in the ALL for the three-month periods ended March 31, 2016 and 2015:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(211)	0	(53)	(90)	(84)	0	(438)
Recoveries	0	100	30	32	42	0	204
Provision	931	(482)	59	32	28	0	568
ALL balance at March 31, 2016	$3,300	$3,747	$758	$3,759	$192	$500	$12,256

ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065
Charge-offs	(287)	(231)	0	37	(96)	0	(577)
Recoveries	3	15	7	105	59	0	189
Provision	436	(4)	(210)	(214)	66	0	74
ALL balance at March 31, 2015	$2,576	$3,692	$1,477	$3,790	$216	$0	$11,751

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$1,597	$6	$0	$4,022	$40	$0
All other CRE	13,093	37	0	7,316	27	1
Acquisition and development 1-4 family residential construction	700	8	0	790	9	0
All other A&D	3,869	24	0	5,530	32	0
Commercial and industrial	1,071	9	0	1,689	23	0
Residential mortgage
Residential mortgage - term	4,519	39	4	4,091	40	0
Residential mortgage – home equity	298	0	0	377	0	0
Consumer	0	0	0	13	0	0
Total	$25,147	$123	$4	$23,828	$171	$1

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

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended March 31, 2016
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	1	203	0	0
Acquisition and development 1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	1	486
Residential mortgage
Residential mortgage – term	0	0	0	0	1	72
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	1	$203	2	$558

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three Months Ended March 31, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	1	$136
All other CRE	0	0	0	0	5	3,847
Acquisition and development 1-4 family residential construction	0	0	0	0	0	0
All other A&D	0	0	3	372	0	0
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	0	0	2	599	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	6	$4,068	7	$4,099

During the three months ended March 31, 2016, there were two new TDRs. In addition, one existing TDR which had reached its original modification maturity was re-modified. A $2,387 reduction of the ALL resulted from a change to the impairment evaluation of two loans from evaluated collectively to being evaluated individually. During the three months ended March 31, 2016, there were no payment defaults.

During the three months ended March 31, 2015, there were five new TDRs. In addition, eight existing TDRs which had reached their original modification maturity were re-modified. The new TDRs were impaired at the time of modification, resulting in no impact to the ALL as a result of the modifications and there was no impact to the recorded investment relating to the transfer of these loans.

During the three months ended March 31, 2015, there were no payment defaults.

Note 8 - Other Real Estate Owned

The following table presents the components of Other Real Estate Owned (“OREO”) at March 31, 2016 and December 31, 2015:

(in thousands)	March 31, 2016	December 31, 2015
Commercial real estate	$1,427	$1,520
Acquisition and development	3,968	4,167
Residential mortgage	747	1,196
Total OREO	$6,142	$6,883

The following table presents the activity in the OREO valuation allowance for the three-month periods ended March 31, 2016 and 2015:

	For the three months Ended
	March 31,
(in thousands)	2016	2015
Balance beginning of period	$4,430	$3,440
Fair value write-down	9	506
Sales of OREO	(615)	(181)
Balance at end of period	$3,824	$3,765

The following table presents the components of OREO expenses, net, for the three-month periods ended March 31, 2016 and 2015:

	For the three months Ended
	March 31,
(in thousands)	2016	2015
Gains on real estate, net	$(67)	$(27)
Fair value write-down, net	9	506
Expenses, net	169	207
Rental and other income	(27)	(54)
Total OREO expense, net	$84	$632

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of March 31, 2016 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of March 31, 2016, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At March 31, 2016, the Corporation owned 12 pooled trust preferred securities with an amortized cost of $25.4 million and a fair value of $19.5 million. The market for these securities at March 31, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2016, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at March 31, 2016.

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

Derivative financial instruments (Cash flow hedge) – The Corporation’s open derivative positions are interest rate swap agreements. Those classified as Level 3 within the valuation hierarchy are valued using unobservable market inputs. Level 2 open derivative positions are valued using externally developed pricing models based on observable market inputs provided by a third party and validated by management. The Corporation has considered counterparty credit risk in the valuation of its interest rate swap assets.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at March 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$19,532	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.75% to 7.50%

Cash Flow Hedges	$(33)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$8,164	Market Comparable Properties	Marketability Discount	10.0%-15.0% (1) (weighted avg 12.9%)

Other Real Estate Owned	$342	Market Comparable Properties	Marketability Discount	10.0% -15.0% (1) (weighted avg 10.2%)

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$22,211	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Cash Flow Hedge	$(66)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$6,247	Market Comparable Properties	Marketability Discount	3.0%-15.0% (1) (weighted avg 11.3%)

Other Real Estate Owned	$4,133	Market Comparable Properties	Marketability Discount	10.0%-15.0% (1) (weighted avg 12.5%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at March 31, 2016 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	3/31/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$29,213		$29,213
Residential mortgage-backed agencies	$7,709		$7,709
Commercial mortgage-backed agencies	$48,418		$48,418
Collateralized mortgage obligations	$13,536		$13,536
Obligations of states and political subdivisions	$36,835		$36,835
Collateralized debt obligations	$19,532			$19,532
Financial Derivatives	$(617)		$(584)	$(33)
Non-recurring:
Impaired loans	$8,164			$8,164
Other real estate owned	$342			$342

		Fair Value Measurements at December 3 , 2015 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$33,964		$33,964
Residential mortgage-backed agencies	$14,170		$14,170
Commercial mortgage-backed agencies	$43,636		$43,636
Collateralized mortgage obligations	$9,610		$9,610
Obligations of states and political subdivisions	$46,641		$46,641
Collateralized debt obligations	$22,211			$22,211
Financial Derivative	$(66)			$(66)
Non-recurring:
Impaired loans	$6,247			$6,247
Other real estate owned	$4,133			$4,133

There were no transfers of assets between any of the fair value hierarchy for the three-month periods ended March 31, 2016 and 2015.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the three-month periods ended March 31, 2016 and 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2016	$22,211	$(66)
Total gains realized/unrealized:
Included in other comprehensive loss	(2,679)	33
Ending balance March 31, 2016	$19,532	$(33)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains realized/unrealized:
Included in other comprehensive income	3,052	35
Ending balance March 31, 2015	$28,391	$(164)

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the three- months ended March 31, 2016 and 2015.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	March 31, 2016		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$51,865	$51,865	$51,865
Interest bearing deposits in banks	1,396	1,396	1,396
Investment securities - AFS	155,243	155,243		$135,711	$19,532
Investment securities - HTM	101,521	105,211		102,193	3,018
Restricted bank stock	5,881	5,881		5,881
Loans, net	888,341	894,216			894,216
Accrued interest receivable	3,707	3,707		3,707

Financial Liabilities:
Deposits – non-maturity	767,555	767,555		767,555
Deposits – time deposits	248,275	251,958		251,958
Short-term borrowed funds	29,554	29,554		29,554
Long-term borrowed funds	147,519	149,820		149,820
Accrued interest payable	504	504		504
Financial derivatives	617	617		584	33
Off balance sheet financial instruments	0	0	0

	December 31, 2015		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$50,188	$50,188	$50,188
Interest bearing deposits in banks	1,953	1,953	1,953
Investment securities - AFS	170,232	170,232		$148,021	$22,211
Investment securities - HTM	105,560	106,742		103,779	2,963
Restricted bank stock	5,904	5,904		5,904
Loans, net	867,101	872,991			872,991
Accrued interest receivable	4,218	4,218		4,218

Financial Liabilities:
Deposits- non-maturity	744,219	744,219		744,219
Deposits- time deposits	254,575	258,267		258,267
Short-term borrowed funds	35,828	35,828		35,828
Long-term borrowed funds	147,537	151,562		151,562
Accrued interest payable	478	478		478
Financial derivative	66	66			66
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2015 and the three-months ended March 31, 2016:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2015	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,154	1,344	0	80	(1,736)	(113)	729
Amounts reclassified from accumulated other comprehensive loss	2,059	(174)	284	0	465	41	2,675
Balance - December 31, 2015	$(466)	$(1,385)	$(1,971)	$(39)	$(12,663)	$(305)	$(16,829)
Other comprehensive income/(loss) before reclassifications	(899)	558	0	(331)	(343)	0	(1,015)
Amounts reclassified from accumulated other comprehensive loss	(22)	(124)	143	0	130	15	142
Balance – March 31, 2016	$(1,387)	$(951)	$(1,828)	$(370)	$(12,876)	$(290)	$(17,702)

The following tables present the components of comprehensive income for the three-month periods ended March 31, 2016 and 2015:

Components of Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(1,496)	$597	$(899)
Less: accretable yield recognized in income	36	(14)	22
Net unrealized losses on investments with OTTI	(1,532)	611	(921)

Available for sale securities – all other:
Unrealized holding gains	929	(371)	558
Less: gains recognized in income	206	(82)	124
Net unrealized gains on all other AFS securities	723	(289)	434

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(237)	94	(143)
Net unrealized gains on HTM securities	237	(94)	143

Cash flow hedges:
Unrealized holding losses	(551)	220	(331)

Pension Plan:
Unrealized net actuarial loss	(571)	228	(343)
Less: amortization of unrecognized loss	(212)	85	(127)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	0	(3)
Net pension plan liability adjustment	(356)	143	(213)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(19)	8	(11)
Less: amortization of prior service costs	(5)	1	(4)
Net SERP liability adjustment	24	(9)	15
Other comprehensive loss	$(1,455)	$582	$(873)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended March 31, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,778	$(1,108)	$1,670
Less: accretable yield recognized in income	167	(67)	100
Net unrealized gains on investments with OTTI	2,611	(1,041)	1,570

Available for sale securities – all other:
Unrealized holding gains	1,032	(411)	621
Less: losses recognized in income	(97)	39	(58)
Net unrealized gains on all other AFS securities	1,129	(450)	679

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(116)	46	(70)
Net unrealized gains on HTM securities	116	(46)	70

Cash flow hedges:
Unrealized holding gains	35	(14)	21

Pension Plan:
Unrealized net actuarial loss	(334)	132	(202)
Less: amortization of unrecognized loss	(186)	74	(112)
Less: amortization of transition asset	5	(2)	3
Less: amortization of prior service costs	(3)	-	(3)
Net pension plan liability adjustment	(150)	60	(90)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(12)	5	(7)
Less: amortization of prior service costs	(5)	2	(3)
Net SERP liability adjustment	17	(7)	10
Other comprehensive income	$3,758	$(1,498)	$2,260

The following table presents the details of amount reclassified from accumulated other comprehensive income/(loss) for the three-month periods ended March 31, 2016 and 2015:

Amounts Reclassified From Accumulated Other Comprehensive Income/(Loss) (in thousands)	For the three months ended March 31, 2016	For the three months ended March 31, 2015	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable yield	$36	$167	Interest income on taxable investment securities
Taxes	(14)	(67)	Tax expense
	$22	$100	Net of tax
Unrealized gains and losses on available for sale investment securities - all others:
Gains/(losses) on sales	$206	$(97)	Net gains/(losses)
Taxes	(82)	39	Tax (expense)/benefit
	$124	$(58)	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(237)	$(116)	Interest income on taxable investment securities
Taxes	94	46	Tax benefit
	$(143)	$(70)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(212)	(186)	Salaries and employee benefits
Amortization of transition asset	0	5	Salaries and employee benefits
Amortization of prior service costs	(3)	(3)	Salaries and employee benefits
Taxes	85	72	Tax benefit
	$(130)	$(112)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(19)	(12)	Salaries and employee benefits
Amortization of prior service costs	(5)	(5)	Salaries and employee benefits
Taxes	9	7	Tax benefit
	$(15)	$(10)	Net of tax

Total reclassifications for the period	$(142)	$(150)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.39% at March 31, 2016), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.39% at March 31, 2016) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

At the request of the Federal Reserve Bank of Richmond (the “Reserve Bank”) in December 2010, the Corporation’s Board of Directors elected to defer quarterly interest payments under the TPS Debentures beginning with the payments due in March 2011. The terms of the TPS Debentures permit the Corporation to elect to defer payments of interest for up to 20 consecutive quarterly periods, provided that no event of default exists under the TPS Debentures at the time of the election. An election to defer interest payments is not considered a default under the TPS Debentures. In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters and has since received approval for interest payments through June 2016.

Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the declaration and payment of which are subject to limitations under Maryland corporation and banking law and federal banking law. As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation does not receive the approvals necessary for it to make future quarterly interest payments, or if the Bank is unable to fund those payments, then First United Corporation will have to again elect to defer interest payments.

Note 12 – Preferred Stock

On January 30, 2009, pursuant to the Troubled Asset Repurchase Program Capital Purchase Program adopted by the U.S. Department of the Treasury (the “Treasury”), First United Corporation issued to the Treasury 30,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having no par value, (the “Series A Preferred Stock”), and a Warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share, for an aggregate consideration of $30 million. The proceeds from this transaction qualify as Tier 1 capital and the Warrant qualified as tangible common equity.

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred Stock to third-party investors. On May 26, 2015, First United Corporation repurchased the warrant from the Treasury for $120,786, which is included in other expense. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in First United Corporation.

The terms of the Series A Preferred Stock call for the payment, if declared by the Corporation’s Board of Directors, of cash dividends on February 15th, May 15th, August 15th and November 15th of each year. The holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 9% per share of Series A Preferred Stock on a liquidation amount of $1,000 per share with respect to each dividend period from after February 15, 2014. Under the terms of the Series A Preferred Stock, First United Corporation may, at its option and after consulting with the Reserve Bank, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.

On November 15, 2010, at the request of the Reserve Bank, the Corporation’s Board of Directors voted to suspend quarterly cash dividends on the Series A Preferred Stock beginning with the dividend payment due November 15, 2010. Normal payments resumed in 2014 upon approval from the Federal Reserve and have continued through first quarter 2016. First United Corporation has received approval for the second quarter 2016 payments.

Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment on the Series A Preferred Stock. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, the declaration and payment of which, as discussed above, are subject to limitations. If First United Corporation does not obtain the regulatory approvals required for a particular quarterly dividend, or if the Bank is prohibited from paying a dividend to First United Corporation, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period.

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

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Three months ended March 31, 2016	Year ended December 31, 2015
Securities sold under agreements to repurchase:
Outstanding at end of period	$29,554	$35,828
Weighted average interest rate at end of period	0.17%	0.16%
Maximum amount outstanding as of any month end	$29,554	$47,131
Average amount outstanding	$30,426	$35,908
Approximate weighted average rate during the period	0.17%	0.16%

At March 31, 2016, the repurchase agreements were secured by $52.2 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	March 31,	December 31,
(in thousands)	2016	2015
FHLB advances, bearing fixed interest at rates ranging from 1.34% to 3.69% at March 31, 2016	$105,789	$105,807
Junior subordinated debt, bearing variable interest rate of 3.39% at March 31, 2016	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at March 31, 2016	10,801	10,801
Total long-term debt	$147,519	$147,537

At March 31, 2016, the long-term FHLB advances were secured by $240.5 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	March 31, 2016			December 31, 2015
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	20,000	0	20,000	20,000
Due in 2019	20,000	0	20,000	0
Due in 2020	30,000	0	30,000	30,000
Thereafter	46,590	30,929	77,519	97,537
Total long-term debt	$116,590	$30,929	$147,519	$147,537

Note 14 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the three months ended
	March 31,
(in thousands)	2016	2015
Service cost	$76	$84
Interest cost	435	387
Expected return on assets	(673)	(743)
Amortization of transition asset	0	(5)
Amortization of net actuarial loss	212	186
Amortization of prior service cost	3	3
Net pension expense/(credit) included in employee benefits	$53	$(88)

SERP	For the three months ended
	March 31,
(in thousands)	2016	2015
Service cost	$25	$29
Interest cost	62	58
Amortization of recognized loss	19	12
Amortization of prior service cost	5	5
Net SERP expense included in employee benefits	$111	$104

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

The Corporation will assess the need for future annual contributions to the pension plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. There have been no contributions made as of March 31, 2016. The Corporation expects to fund the annual projected benefit payments for the SERP from operations.

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

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500. Expense for the first three months of 2016 for the Participation Agreement was $7,943.

Note 15 - Equity Compensation Plan Information

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

Stock-based awards were made to non-employee directors in May 2015 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000, all or some of which may be paid, at the director’s election, in cash or additional shares of common stock. A total of 16,022 fully-vested shares of common stock were issued to directors in 2015, which had a fair market value of $8.96 per share. Director stock compensation expense was $35,889 for the three months ended March 31, 2016 and $39,025 for the three months ended March 31, 2015.

In January 2015, a one-time stock grant was awarded to one executive officer in the amount of 4,845 shares at a fair market value of $8.63. In February 2015, a one-time stock grant was awarded to one executive officer in the amount of 5,387 shares at a fair market value of $8.76. These shares do not have any performance restrictions; however, they have a two-year vesting period. Executive stock compensation expense was $11,382 for the three months ended March 31, 2016 and $9,330 for the three months ended March 31, 2015.

Note 16 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.6 million of outstanding standby letters of credit at March 31, 2016 and December 31, 2015. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at March 31, 2016 and December 31, 2015 is material.

Note 17 – Derivative Financial Instruments

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

In July 2009, the Corporation entered into three interest rate swap contracts totaling $20.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. As of March 31, 2016, swap contracts totaling $5.0 million notional amount remained. The seven-year $5.0 million contract matures June 17, 2016.

In March 2016, the Corporation entered into four new interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts are a three-year $5.0 million contract maturing June 17, 2019, a five-year $5.0 million contract maturing March 17, 2021, a seven-year $5.0 million contract maturing March 17, 2023 and a ten-year $15.0 million contract maturing March 17, 2026.

The fair value of the interest rate swap contracts was ($617) thousand at March 31, 2016 and ($66) thousand at December 31, 2015 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Cash in the amount of $.2 million and investment securities in the amount of $2.0 million were posted as collateral as of March 31, 2016.

For the three months ended March 31, 2016, the Corporation recorded a decrease in the value of the derivatives of $551 thousand and the related deferred tax benefit of $220 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the three months ending March 31, 2016. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of March 31, 2016.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the three-months ended March 31, 2016 and 2015.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Three months ended:
March 31, 2016	$(331)	$0	$0
March 31, 2015	21	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 18 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At March 31, 2016, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $9.1 million at March 31, 2016 and December 31, 2015.

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

The Corporation’s tax expense for the three months ended March 31, 2016 was approximately $.2 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At March 31, 2016 and December 31, 2015, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of March 31, 2016, the Corporation’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	March 31,	December 31,
(in thousands)	2016	2015
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,692	$3,844
Maximum exposure to loss	3,692	3,844

Note 19 – Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however, the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash and investment securities, are pledged by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 17 to the Consolidated Financial Statements for more information.

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at March 31, 2016 and December 31, 2015.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2016
Interest Rate Swap Agreements	$617	$0	$617	$(617)	$0	$0

Repurchase Agreements	$29,554	$0	$29,554	$(29,554)	$0	$0
December 31, 2015
Interest Rate Swap Agreements	$66	$0	$66	$(66)	$0	$0

Repurchase Agreements	$35,828	$0	$35,828	$(35,828)	$0	$0

Note 20 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-09, but, believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

At March 31, 2016, the Corporation had total assets of $1.3 billion, net loans of $888.3 million, and deposits of $1.0 billion. Shareholders’ equity at March 31, 2016 was $111.1 million.

The Corporation maintains an Internet site at www.mybank4.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. (See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015). On an on-going basis, management evaluates estimates, including those related to loan losses and intangible assets, other-than-temporary impairment (“OTTI”) of investment securities, income taxes, fair value of investments and pension plan assumptions. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at March 31, 2016 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: (a) the discount rate; and (b) the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 14 to the consolidated financial statements presented elsewhere in this report.

Management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2015.

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the three-month periods ended March 31, 2016 and 2015 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the three months ended March 31,
	2016	2015
Per Share Data
Basic and diluted net income per common share	$0.19	$0.11
Basic and diluted book value per common share	$14.57	$13.16

Significant Ratios
Return on Average Assets (a)	0.57%	0.41%
Return on Average Equity (a)	6.52%	5.01%
Average Equity to Average Assets	8.71%	9.06%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $1.2 million for the first three months of 2016, compared to $.7 million for the same period of 2015. Basic and diluted net income per common share for the first three months of 2016 was $.19, compared to basic and diluted net income per common share of $.11 for the same period of 2015. The increase in earnings was due to an increase of $.5 million in other operating income and a decrease of $.2 million in other operating expenses, offset by an increase of $.2 million in provision for income taxes. The net interest margin for the first three months of 2016, the year ended December 31, 2015 and the first three months of 2015, on a fully tax equivalent (“FTE”) basis, was 3.23%, 3.04% and 3.07%, respectively. The reduction in interest income on earning assets offset by the reduction in interest expense contributed to the increase in the net interest margin for the first three months of 2016 when compared to the margin recorded for the year ended December 31, 2015.

The provision for loan losses increased to $.6 million for the three months ended March 31, 2016 from the $74,000 recorded for the three months ended March 31, 2015. The increase was due primarily to increased loan growth in the first quarter of 2016. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $.5 million during the three months ended March 31, 2016 when compared to the same period of 2015 due to a 19 basis point reduction in the average rate paid, primarily on interest-bearing deposits. Our management and retail staff continue to focus on shifting the Bank’s deposit mix from higher cost certificates of deposit and towards lower cost core deposit accounts. This strategic focus will continue throughout 2016 as we continue to place an emphasis on the full relationship customer.

Other operating income increased $.5 million during the first three months of 2016 when compared to the same period of 2015. This increase was primarily attributable to net gains on sales of investment securities as well as increases in service charge income, trust and brokerage income, and Bank Owned Life Insurance.

Operating expenses decreased $.2 million in the first three months of 2016 when compared to the same period of 2015. This was due primarily to a $.5 million decrease in other real estate owned (“OREO”) expenses primarily due to a reduction in valuation allowances and a $.2 million decrease in data processing expenses due to reduced expenses related to our core processor. These increases were offset by a $.3 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and health care costs and an increase of $.3 million in other miscellaneous expenses for a pending loan claim.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016			2015
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$888,748	$9,566	4.33%	$837,629	$9,138	4.42%
Investment Securities:
Taxable	239,979	1,555	2.61	292,640	1,861	2.58
Non taxable	24,248	376	6.24	37,500	553	5.98
Total	264,227	1,931	2.94	330,140	2,414	2.97
Federal funds sold	27,189	22	0.32	20,644	7	0.14
Interest-bearing deposits with other banks	1,526	1	0.18	7,375	2	0.11
Other interest earning assets	5,904	67	4.62	7,458	79	4.30
Total earning assets	1,187,594	11,587	3.92%	1,203,246	11,640	3.92%
Allowance for loan losses	(12,059)			(12,141)
Non-earning assets	145,605			144,321
Total Assets	$1,321,140			$1,335,426

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$181,040	$52	0.12%	$145,501	$30	0.08%
Interest-bearing money markets	230,625	66	0.11	219,907	114	0.21
Savings deposits	143,677	41	0.11	131,957	61	0.19
Time deposits:
Less than $100k	132,054	337	1.03	147,920	393	1.08
$100k or more	118,218	308	1.05	139,102	443	1.29
Short-term borrowings	30,514	13	0.17	35,220	14	0.16
Long-term borrowings	147,529	1,212	3.30	181,707	1,474	3.29
Total interest-bearing liabilities	983,657	2,029	0.83%	1,001,314	2,529	1.02%
Non-interest-bearing deposits	201,326			205,357
Other liabilities	21,051			18,114
Shareholders’ Equity	115,106			110,641
Total Liabilities and Shareholders’ Equity	$1,321,140			$1,335,426
Net interest income and spread		$9,558	3.09%		$9,111	2.90%
Net interest margin			3.23%			3.07%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $150 and $217, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.4 million (4.92%) during the first three months of 2016 over the same period in 2015 due to a $.5 million (19.77%) decrease in interest expense, which was partially offset by a $.1 million (.45%) decrease in interest income. The net interest margin in the first three months of 2016 was 3.23%, compared to 3.07% for the first three months of 2015.

Comparing the first three months of 2016 to the same period of 2015, the slight decline in interest income was due to a $15.6 million decrease in average earning asset balances. The decrease in average earning assets was due to a $65.9 million reduction in investment securities, partially offset by a $51.1 million increase in loans.

Interest expense decreased during the first three months of 2016 when compared to the same period of 2015 due to an overall reduction in the average rate paid on interest-bearing liabilities and a decrease of $17.7 million on our average interest-bearing liabilities. The effect on the average rate paid was a 19 basis point decrease from 1.02% for the three months ended March 31, 2015 to .83% for the same period of 2016.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ending March 31, 2016 and March 31, 2015:

	2016 Compared to 2015
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,213	$(1,785)	$428
Taxable Investments	(1,372)	1,066	(306)
Non-taxable Investments	(827)	650	(177)
Federal funds sold	21	(6)	15
Other interest earning assets	(352)	339	(13)
Total interest income	(317)	264	(53)

Interest Expense:
Interest-bearing demand deposits	41	(19)	22
Interest-bearing money markets	12	(60)	(48)
Savings deposits	13	(33)	(20)
Time deposits less than $100	(163)	107	(56)
Time deposits $100 or more	(219)	84	(135)
Short-term borrowings	(8)	7	(1)
Long-term borrowings	(1,129)	867	(262)
Total interest expense	(1,453)	953	(500)

Net interest income	$1,136	$(689)	$447

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $.6 million for the three months ended March 31, 2016 compared to $74,000 for the three months ended March 31, 2015.  Increased loan growth (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), was the contributing factor to the increased provision expense. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $.2 million during the first three months of 2016 when compared to the same period of 2015. This increase was attributable to increases in trust and brokerage income and earnings on Bank Owned Life Insurance, offset by a slight decrease in debit card income.

Net gains of $.2 million were reported in other income in the first three months of 2016, compared to net losses of $.1 million during the same period of 2015. The increase resulted from gains on sales of investment securities in the first quarter of 2016.

The following table shows the major components of other operating income for the three-month periods ended March 31, 2016 and 2015, exclusive of net gains:

	Income as % of Total Other Operating Income
	For the three months ended
	March 31,
	2016	2015
Service charges	23%	21%
Trust department	42%	44%
Debit card Income	14%	16%
Bank owned life insurance	9%	8%
Brokerage income	8%	8%
Other income	4%	3%
	100%	100%

Other Operating Expenses

Operating expenses decreased $.2 million in the first three months of 2016 when compared to the same period of 2015. This was due primarily to a $.5 million decrease in OREO expenses primarily due to a reduction in valuation allowances and a $.2 million decrease in data processing expenses due to reduced expenses related to our core processor. These increases were offset by a $.3 million increase in salaries and employee benefits due to increased costs related to the administration of the pension plan and health care costs and an increase of $.3 million in other miscellaneous expenses for a reserve for a pending loan claim

The composition of other operating expenses for the three-month periods ended March 31, 2016 and 2015 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses
	For the three months ended
	March 31,
	2016	2015
Salaries and employee benefits	54%	50%
FDIC premiums	4%	4%
Occupancy, equipment and data processing	19%	21%
Professional Services	3%	3%
Other real estate owned	1%	6%
Other	19%	16%
	100%	100%

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

The effective tax rate for the first three months of 2016 was 26.6%, compared to an effective tax rate of 25.1% for the first three months of 2015. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

When compared to December 31, 2015, total assets at March 31, 2016 remained stable at $1.3 billion. During the first three months of 2016, cash and interest-bearing deposits in other banks increased $1.1 million, the investment portfolio decreased $19.0 million, and gross loans increased $21.6 million. Total liabilities increased by $11.4 million during the first three months of 2016 due primarily to an increase in deposits of $17.0 million offset by a reduction of $6.3 million in short-term borrowings. Comparing March 31, 2016 to December 31, 2015, shareholders’ equity decreased $9.6 million as a result of the redemption of $10.0 million of the $30 million Series A Preferred Stock in February 2016 on a pro-rata basis and a $.9 million increase in accumulated other comprehensive loss offset partially by $1.2 million in earnings during the first three months of 2016.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	March 31, 2016		December 31, 2015
Commercial real estate	$290,838	32%	$280,505	32%
Acquisition and development	119,609	13%	110,986	13%
Commercial and industrial	75,535	8%	73,853	8%
Residential mortgage	390,040	44%	388,739	44%
Consumer	24,575	3%	24,940	3%
Total Loans	$900,597	100%	$879,023	100%

Comparing March 31, 2016 to December 31, 2015, outstanding loans increased by $21.6 million (2.5%). Commercial real estate (“CRE”) loans increased $10.3 million, acquisition and development (“A&D”) loans increased $8.6 million, commercial and industrial (“C&I”) loans increased $1.7 million, residential mortgages increased by $1.3 million, and the consumer portfolio decreased by $.3 million. Approximately 38% of the commercial loan portfolio was collateralized by real estate at March 31, 2016 compared to 39% at December 31, 2015.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	March 31, 2016	% of Applicable Portfolio	December 31, 2015	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$11,200	3.85%	$11,282	4.00%
Acquisition and development	1,974	1.65%	1,817	1.60%
Commercial and industrial	169	0.22%	185	0.30%
Residential mortgage	2,842	0.73%	2,214	0.60%
Consumer	0	0.00%	0	0.00%
Total non-accrual loans	$16,185	1.80%	$15,498	1.76%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	107		0
Commercial and industrial	0		0
Residential mortgage	307		998
Consumer	29		27
Total loans past due 90 days or more	$443		$1,025

Total non-accrual and accruing loans past due 90 days or more	$16,628		$16,523

Restructured Loans (TDRs):
Performing	$8,386		$8,168
Non-accrual (included above)	5,679		5,851
Total TDRs	$14,065		$14,019

Other real estate owned	$6,142		$6,883

Impaired loans without a valuation allowance	$19,786		$20,940
Impaired loans with a valuation allowance	5,908		3,868
Total impaired loans	$25,694		$24,808

Valuation allowance related to impaired loans	$1,664		$1,157

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $9.5 million at March 31, 2016 and $9.3 million at December 31, 2015. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) decreased $19,000 during the three months ended March 31, 2016, due to principal repayments. Management will continue to monitor all loans that have been removed from an impaired status and take appropriate steps to ensure that satisfactory performance is sustained.

The following table presents the details of impaired loans that are TDRs by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$396	3	$399
All other CRE	3	3,139	2	2,965
Acquisition and development
1-4 family residential construction	1	700	1	700
All other A&D	2	1,965	2	1,980
Commercial and industrial	2	895	2	890
Residential mortgage
Residential mortgage – term	6	1,291	5	1,234
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	17	$8,386	15	$8,168

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	5	3,506	5	3,520
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	4	1,721	4	1,721
Commercial and industrial	1	169	1	169
Residential mortgage
Residential mortgage – term	3	283	4	441
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	13	5,679	14	5,851
Total TDRs	30	$14,065	29	$14,019

The level of TDRs increased $46,000 during the three months ended March 31, 2016. Two loans totaling $275,000 were added to performing TDRs, and one loan already in performing TDRs was re-modified. There were partial charge-offs totaling $47,000 and one residential mortgage loan totaling $106,000 that was transferred to OREO during the three months ended March 31, 2016. Additionally, $76,000 in net principal payments and payoffs were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the three months ended March 31:

(dollars in thousands)	2016	2015
Balance, January 1	$11,922	$12,065
Charge-offs:
Commercial real estate	(211)	(287)
Acquisition and development	0	(231)
Commercial and industrial	(53)	0
Residential mortgage	(90)	37
Consumer	(84)	(96)
Total charge-offs	(438)	(577)
Recoveries:
Commercial real estate	0	3
Acquisition and development	100	15
Commercial and industrial	30	7
Residential mortgage	32	105
Consumer	42	59
Total recoveries	204	189
Net credit losses	(234)	(388)
Provision for loan losses	568	74
Balance at end of period	$12,256	$11,751

Allowance for loan losses to gross loans outstanding (as %)	1.36%	1.40%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.11%	0.19%

The ALL increased to $12.2 million at March 31, 2016, from $11.9 million at December 31, 2015. The provision for loan losses increased to $.6 million for the first three months of 2016, compared to $74,000 for the same period of 2015. Net charge-offs decreased to $.2 million for the three months ended March 31, 2016, compared to $.4 million for the three months ended March 31, 2015. The ratio of the ALL to loans outstanding at March 31, 2016 and December 31, 2015 was 1.36%, compared to 1.40% at March 31, 2015.

The ratio of net charge-offs to average loans for the three months ended March 31, 2016 was an annualized .11%, compared to an annualized .19% for the same period in 2015 and .14% for the year ended December 31, 2015. The CRE portfolio had an annualized net charge-off rate as of March 31, 2016 of .31% compared to an annualized net charge-off rate of .05% as of December 31, 2015. The A&D loans improved to an annualized net recovery rate as of March 31, 2016 of .37% compared to an annualized net charge-off rate of .79% as of December 31, 2015. The ratio for C&I loans had a net charge-off rate of .11% as of March 31, 2016 compared to a net charge-off rate of 0.00% as of December 31, 2015. The residential mortgage ratios were a net charge-off rate of .06% as of March 31, 2016 and a net charge-off rate of .02% as of December 31, 2015, and the consumer loan ratios were net charge-off rates of .70% and .40% as of March 31, 2016 and December 31, 2015, respectively.

Management believes that the ALL at March 31, 2016 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At March 31, 2016, the total amortized cost basis of the available-for-sale investment portfolio was $159.4 million, compared to a fair value of $155.2 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $101.5 million, compared to a fair value of $105.2 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	March 31, 2016			December 31, 2015
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	29,063	29,213	19%	34,079	33,964	20%
Residential mortgage-backed agencies	7,769	7,709	5%	14,285	14,170	8%
Commercial mortgage-backed agencies	47,461	48,418	31%	43,780	43,636	26%
Collateralized mortgage obligations	13,460	13,536	9%	9,690	9,610	6%
Obligations of state and political subdivisions	36,173	36,835	24%	45,949	46,641	27%
Collateralized debt obligations	25,441	19,532	12%	25,766	22,211	13%
Total available for sale	$159,367	$155,243	100%	$173,549	$170,232	100%
Securities Held to Maturity:
U.S. government agencies	$22,738	$24,240	23%	$24,704	$25,338	24%
Residential mortgage-backed agencies	52,311	53,204	50%	53,734	53,912	51%
Commercial mortgage-backed agencies	18,007	18,888	18%	18,078	18,232	17%
Collateralized mortgage obligations	5,840	5,861	6%	6,419	6,297	6%
Obligations of state and political subdivisions	2,625	3,018	3%	2,625	2,963	2%
Total held to maturity	$101,521	$105,211	100%	$105,560	$106,742	100%

Total investment securities available-for-sale decreased $15.0 million since December 31, 2015. At March 31, 2016, the securities classified as available-for-sale included a net unrealized loss of $4.1 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $135.7 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.8 million at March 31, 2016. The remaining $19.5 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $5.9 million in net unrealized losses associated with this portfolio relates to 12 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $2.3 million represent non-credit related OTTI charges on eight of the securities, while $3.6 million of unrealized losses relates to four securities which have had no credit related OTTI. The increases in unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of March 31, 2016:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,336	857	(479)	C	635,775	15.65%	376,075	(37,244)	-9.90%	43/55
Preferred Term Security XVIII*	C	1,449	1,340	(109)	C	676,565	19.56%	351,850	(33,268)	-9.46%	45/64
Preferred Term Security XVIII	C	2,158	2,010	(148)	C	676,565	19.56%	351,850	(33,268)	-9.46%	45/64
Preferred Term Security XIX*	C	1,751	1,426	(325)	C	700,535	12.85%	468,984	(44,841)	-9.56%	52/62
Preferred Term Security XIX*	C	1,051	856	(195)	C	700,535	12.85%	468,984	(44,841)	-9.56%	52/62
Preferred Term Security XIX*	C	2,452	1,996	(456)	C	700,535	12.85%	468,984	(44,841)	-9.56%	52/62
Preferred Term Security XIX*	C	1,051	856	(195)	C	700,535	12.85%	468,984	(44,841)	-9.56%	52/62
Preferred Term Security XXII*	C-1	1,226	1,074	(152)	C	1,386,600	15.14%	923,615	5,656	0.61%	66/84
Preferred Term Security XXII*	C-1	3,066	2,685	(381)	C	1,386,600	15.14%	923,615	5,656	0.61%	66/84
Preferred Term Security XXIII	C-1	1,901	1,019	(882)	C	1,467,000	17.38%	861,185	23,476	2.73%	84/104
Preferred Term Security I-P-IV	B-1	3,000	2,030	(970)	CCC-	325,000	0.00%	155,750	37,202	23.89%	16/16
Preferred Term Security I-P-IV	B-1	5,000	3,383	(1,617)	CCC-	325,000	0.00%	155,750	37,202	23.89%	16/16

Total Level 3 Securities Available for Sale		25,441	19,532	(5,909)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 0.00% to 19.56% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of March 31, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at March 31, 2016, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2015 and March 31, 2016.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first three months of 2016.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of March 31, 2016, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

Deposits

The following table presents the composition of our deposits as of the dates indicated:

(dollars in thousands)	March 31, 2016		December 31, 2015
Non-interest bearing demand deposits:
Retail	$205,858	20.3%	$204,569	20.5%
Interest-bearing deposits:
Demand	175,734	17.3%	176,084	17.6%
Money Market:
Retail	164,793	16.2%	160,597	16.1%
Brokered/ICS	74,373	7.3%	62,197	6.2%
Savings deposits	146,797	14.5%	140,772	14.1%
Time deposits less than $100,000:
Retail	127,364	12.5%	129,324	13.0%
Brokered/CDARS	343	0.0%	434	0.0%
Time deposits $100,000 or more:
Retail	117,746	11.6%	122,123	12.2%
Brokered/CDARS	2,822	0.3%	2,694	0.3%
Total Deposits	$1,015,830	100%	$998,794	100%

Total deposits increased $17.0 million during the first three months of 2016 when compared to deposits at December 31, 2015. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $1.3 million. Traditional savings accounts increased $6.0 million due to continued growth in our Prime Saver product. Total demand deposits decreased $.3 million and total money market accounts increased $16.4 million due to increased balances in our trust ICS money market account. Time deposits less than $100,000 declined $2.1 million and time deposits greater than $100,000 decreased $4.2 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	March 31,	December 31,
(in thousands)	2016	2015
Securities sold under agreements to repurchase	$29,554	$35,828
Total short-term borrowings	$29,554	$35,828

FHLB advances	$105,789	$105,807
Junior subordinated debt	41,730	41,730
Total long-term borrowings	$147,519	$147,537

Total short-term borrowings decreased by $6.3 million during the first three months of 2016 due to a decrease in our Treasury Management product. Long-term borrowings decreased by $18 thousand during the first three months of 2016 due to scheduled monthly amortization of long-term advances.

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

At March 31, 2016, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At March 31, 2016, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $14.5 million available through a secured line of credit with the Fed Discount Window and approximately $134.7 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

On July 2, 2013, the FRB approved final rules that substantially amended the regulatory risk-based capital rules applicable to First United Corporation. The Federal Deposit Insurance Corporation subsequently approved the same rules which apply to the Bank. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act and were implemented as of March 31, 2015.

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

The following table presents our capital ratios:

	March 31, 2016	December 31, 2015	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.51%	17.37%	8.00%	10.00%
First United Bank & Trust	16.37%	16.24%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	14.18%	15.31%	6.00%	8.00%
First United Bank & Trust	15.12%	14.99%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	10.16%	9.92%	4.50%	6.50%
First United Bank & Trust	15.12%	14.99%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	10.63%	11.51%	4.00%	5.00%
First United Bank & Trust	10.84%	10.52%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $120.1 million and $1.6 million, respectively, at March 31, 2016, compared to $129.1 million and $1.6 million, respectively, at December 31, 2015. We are not a party to any other off-balance sheet arrangements.

See Note 13 to the consolidated financial statements presented elsewhere in this report for further disclosure on Borrowed Funds. There have been no other significant changes to contractual obligations as presented at December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is interest rate fluctuation and we have procedures in place to evaluate and mitigate this risk. This market risk and our procedures are described above in Item 2 of Part I of this report under the caption “Market Risk and Interest Sensitivity”, and in Item 7 of Part II of First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Market Risk and Interest Sensitivity”. Management believes that no material changes in our procedures used to evaluate and mitigate these risks have occurred since December 31, 2015. We believe the investment portfolio restructuring has better positioned the Corporation for a rising interest rate environment.

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

An evaluation of the effectiveness of these disclosure controls as of March 31, 2016 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. Management does not believe that any material changes in our risk factors have occurred since they were last disclosed.

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

FIRST UNITED CORPORATION

Date:	May 9, 2016	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Date	May 9, 2016	/s/ Tonya K. Sturm
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

