Form 10-Q
period 2016-09-30
FIRST UNITED CORP/MD/
filed 2016-11-07
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,269,004 shares of common stock, par value $.01 per share, as of October 31, 2016.

INDEX TO QUARTERLY REPORT

FIRST UNITED CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST UNITED CORPORATION

Consolidated Statement of Financial Condition

(In thousands, except per share and percentage data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$64,560	$50,188
Interest bearing deposits in banks	1,524	1,953
Cash and cash equivalents	66,084	52,141
Investment securities – available-for-sale (at fair value)	148,037	170,232
Investment securities – held to maturity (fair value $103,286 at September 30, 2016 and $106,742 at December 31, 2015)	98,387	105,560
Restricted investment in bank stock, at cost	5,881	5,904
Loans	902,489	879,023
Allowance for loan losses	(12,044)	(11,922)
Net loans	890,445	867,101
Premises and equipment, net	27,363	25,198
Goodwill and other intangible assets, net	11,004	11,004
Bank owned life insurance	40,672	40,150
Deferred tax assets	19,278	19,790
Other real estate owned	10,259	6,883
Accrued interest receivable and other assets	20,779	19,495
Total Assets	$1,338,189	$1,323,458

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$221,650	$204,569
Interest bearing deposits	797,535	794,225
Total deposits	1,019,185	998,794

Short-term borrowings	35,785	35,828
Long-term borrowings	146,747	147,537
Accrued interest payable and other liabilities	21,704	20,528
Total Liabilities	1,223,421	1,202,687

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 9% cumulative, issued and outstanding 20 shares at September 30, 2016 and 30 shares at December 31, 2015	20,000	30,000
Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,269 shares at September 30, 2016 and 6,255 at December 31, 2015	63	63
Surplus	22,130	21,986
Retained earnings	89,836	85,551
Accumulated other comprehensive loss	(17,261)	(16,829)
Total Shareholders’ Equity	114,768	120,771
Total Liabilities and Shareholders’ Equity	$1,338,189	$1,323,458

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Nine months ended
	September 30,
	2016	2015
	(Unaudited)
Interest income
Interest and fees on loans	$29,225	$27,549
Interest on investment securities
Taxable	4,303	5,365
Exempt from federal income tax	635	970
Total investment income	4,938	6,335
Other	295	268
Total interest income	34,458	34,152
Interest expense
Interest on deposits	2,373	3,018
Interest on short-term borrowings	42	42
Interest on long-term borrowings	3,761	4,213
Total interest expense	6,176	7,273
Net interest income	28,282	26,879
Provision for loan losses	2,208	626
Net interest income after provision for loan losses	26,074	26,253
Other operating income
Net gains	525	100
Service charges	2,469	2,177
Trust department	4,369	4,225
Debit card income	1,569	1,445
Bank owned life insurance	1,130	849
Brokerage commissions	696	706
Other	463	308
Total other income	10,696	9,710
Total other operating income	11,221	9,810
Other operating expenses
Salaries and employee benefits	15,661	15,703
FDIC premiums	754	1,404
Equipment	1,815	1,905
Occupancy	1,867	1,867
Data processing	2,067	2,439
Professional Services	843	1,145
Other real estate owned	639	976
Other	5,552	4,782
Total other operating expenses	29,198	30,221
Income before income tax expense	8,097	5,842
Provision for income tax expense	2,237	1,351
Net Income	5,860	4,491
Accumulated preferred stock dividends	(1,575)	(2,025)
Net Income Available to Common Shareholders	$4,285	$2,466
Basic and diluted net income per common share	$0.68	$0.39
Weighted average number of basic and diluted shares outstanding	6,263	6,247

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
	(Unaudited)
Interest income
Interest and fees on loans	$9,886	$9,311
Interest on investment securities
Taxable	1,378	1,755
Exempt from federal income tax	199	302
Total investment income	1,577	2,057
Other	100	93
Total interest income	11,563	11,461
Interest expense
Interest on deposits	784	960
Interest on short-term borrowings	14	14
Interest on long-term borrowings	1,271	1,277
Total interest expense	2,069	2,251
Net interest income	9,494	9,210
Provision for loan losses	294	500
Net interest income after provision for loan losses	9,200	8,710
Other operating income
Net gains	245	95
Service charges	856	792
Trust department	1,435	1,455
Debit card income	534	530
Bank owned life insurance	295	294
Brokerage commissions	189	238
Other	240	90
Total other income	3,549	3,399
Total other operating income	3,794	3,494
Other operating expenses
Salaries and employee benefits	5,217	5,445
FDIC premiums	80	474
Equipment	606	634
Occupancy	621	617
Data processing	721	823
Professional Services	254	240
Other real estate owned	389	(71)
Other	1,874	1,500
Total other operating expenses	9,762	9,662
Income before income tax expense	3,232	2,542
Provision for income tax expense	947	594
Net Income	2,285	1,948
Accumulated preferred stock dividends	(450)	(675)
Net Income Available to Common Shareholders	$1,835	$1,273
Basic and diluted net income per common share	$0.29	$0.20
Weighted average number of basic and diluted shares outstanding	6,269	6,255

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Nine months ended
	September 30,
	2016	2015
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$5,860	$4,491
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	224	3,729

Net unrealized (losses)/gains on all other AFS securities	(207)	1,394

Net unrealized gains on HTM securities	547	225

Net unrealized (losses)/gains on cash flow hedges	(480)	55

Net unrealized losses on pension	(561)	(2,452)

Net unrealized gains on SERP	45	31

Other comprehensive (loss)/income, net of tax	(432)	2,982

Comprehensive income	$5,428	$7,473

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Comprehensive Income

(In thousands)

	Three months ended
	September 30,
	2016	2015
Comprehensive Income (in thousands)	(Unaudited)
Net Income	$2,285	$1,948
Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	27	913

Net unrealized (losses)/gains on all other AFS securities	(460)	727

Net unrealized gains on HTM securities	182	64

Net unrealized gains on cash flow hedges	157	20

Net unrealized losses on pension	(266)	(1,616)

Net unrealized gains on SERP	15	10

Other comprehensive (loss)/income, net of tax	(345)	118

Comprehensive income	$1,940	$2,066

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	(Unaudited)
Balance at January 1, 2015	$30,000	$62	$21,795	$77,375	$(20,233)	$108,999

Net income				10,876		10,876
Other comprehensive income					3,404	3,404
Stock based compensation		1	191			192
Preferred stock dividends paid				(2,700)		(2,700)

Balance at December 31, 2015	30,000	63	21,986	85,551	(16,829)	120,771

Net income				5,860		5,860
Other comprehensive loss					(432)	(432)
Stock based compensation			144			144
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(1,575)		(1,575)

Balance at September 30, 2016	$20,000	$63	$22,130	$89,836	$(17,261)	$114,768

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

Consolidated Statement of Cash Flows

(In thousands)

	Nine months ended
	September 30,
	2016	2015
	(Unaudited)
Operating activities
Net income	$5,860	$4,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,208	626
Depreciation	1,246	1,307
Stock compensation	144	144
Gain on sales of other real estate owned	(140)	(718)
Write-downs of other real estate owned	366	1,202
Gain on loan sales	(66)	(40)
Loss on disposal of fixed assets	0	2
Net amortization of investment securities discounts and premiums- AFS	257	436
Net amortization of investment securities discounts and premiums- HTM	82	78
Gains on sales of investment securities – available-for-sale	(459)	(62)
Amortization of deferred loan fees	(368)	(408)
(Increase)/decrease in accrued interest receivable and other assets	(82)	2,638
Decrease in deferred tax benefit	318	377
Decrease in accrued interest payable and other liabilities	(289)	(137)
Earnings on bank owned life insurance	(1,130)	(849)
Net cash provided by operating activities	7,947	9,087

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	33,227	38,713
Proceeds from maturities/calls of investment securities held-to-maturity	16,533	6,348
Proceeds from sales of investment securities available-for-sale	43,782	52,672
Purchases of investment securities available-for-sale	(54,587)	(47,640)
Purchases of investment securities held-to-maturity	(9,442)	(3,709)
Proceeds from sales of other real estate owned	2,265	5,870
Proceeds from loan sales	8,838	4,935
Proceeds from disposal of fixed assets	260	6
Purchase of BOLI policy	0	(5,500)
Proceeds from BOLI death benefit	608	0
Net decrease in FHLB stock	23	1,620
Net increase in loans	(39,823)	(8,967)
Purchases of premises and equipment	(3,671)	(699)
Net cash (used in)/provided by investing activities	(1,987)	43,649

Financing activities
Net increase in deposits	20,391	15,018
Preferred stock dividends paid	(1,575)	(2,025)
Preferred stock redemption	(10,000)	0
Common stock grants	0	1
Net decrease in short-term borrowings	(43)	(1,341)
Payments on long-term borrowings	(790)	(35,051)
Net cash provided/(used in) by financing activities	7,983	(23,398)
Increase in cash and cash equivalents	13,943	29,338
Cash and cash equivalents at beginning of the year	52,141	35,451
Cash and cash equivalents at end of period	$66,084	$64,789

Supplemental information
Interest paid	$6,175	$7,533
Non-cash investing activities:
Transfers from loans to other real estate owned	$5,867	$899

See accompanying notes to the consolidated financial statements

FIRST UNITED CORPORATION

NoteS to Consolidated Financial Statements (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of First United Corporation and its consolidated subsidiaries, including First United Bank & Trust (the “Bank”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 270, Interim Reporting, and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring items, have been included. Operating results for the nine- and three-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year or for any future interim period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. For purposes of comparability, certain prior period amounts have been reclassified to conform to the 2016 presentation. Such reclassifications had no impact on net income or equity.

As used in these notes, the term “the Corporation” refers to First United Corporation and, unless the context clearly requires otherwise, its consolidated subsidiaries.

Note 2 – Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at September 30, 2016 or September 30, 2015.

The following tables set forth the calculation of basic and diluted earnings per common share for the nine- and three-month periods ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016			2015
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$5,860			$4,491
Preferred stock dividends	(1,575)			(2,025)
Net income available to common shareholders	$4,285	6,263	$0.68	$2,466	6,247	$0.39

	Three months ended September 30,
	2016			2015
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$2,285			$1,948
Preferred stock dividends	(450)			(675)
Net income available to common shareholders	$1,835	6,269	$0.29	$1,273	6,255	$0.20

Note 3 – Net Gains

The following table summarizes the gain/(loss) activity for the nine- and three-month periods ended September 30, 2016 and 2015:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net gains/(losses):
Available-for-sale securities:
Realized gains	$688	$373	$273	$217
Realized losses	(229)	(311)	(41)	(138)
Gain on sale of consumer loans	66	40	18	16
Loss on disposal of fixed assets	0	(2)	(5)	0
Net gains	$525	$100	$245	$95

Note 4 – Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve and other correspondent banks, is carried at cost which approximates fair value.

	September 30,	December 31,
(in thousands)	2016	2015
Cash and due from banks, weighted average interest rate of 0.24% (at September 30, 2016)	$64,560	$50,188

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at cost which approximates fair value and, as of September 30, 2016 and December 31, 2015, consisted of daily funds invested at the Federal Home Loan Bank (“FHLB”) of Atlanta, First Tennessee Bank (“FTN”), and Merchants and Traders (“M&T”).

	September 30,	December 31,
(in thousands)	2016	2015
FHLB daily investments, interest rate of 0.31% (at September 30, 2016)	$511	$742
FTN daily investments, interest rate of 0.00% (at September 30, 2016)	0	200
M&T daily investments, interest rate of 0.15% (at September 30, 2016)	1,013	1,011
	$1,524	$1,953

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

The following table shows a comparison of amortized cost and fair values of investment securities at September 30, 2016 and December 31, 2015:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCI
September 30, 2016
Available for Sale:
U.S. government agencies	$25,000	$4	3	$25,001	$0
Commercial mortgage-backed agencies	56,191	850	31	57,010	0
Collateralized mortgage obligations	21,014	57	63	21,008	0
Obligations of states and political subdivisions	24,403	737	49	25,091	0
Collateralized debt obligations	24,721	0	4,794	19,927	(427)
Total available for sale	$151,329	$1,648	$4,940	$148,037	$(427)

Held to Maturity:
U.S. government agencies	$15,704	$1,135	$0	$16,839	$0
Residential mortgage-backed agencies	52,784	1,230	19	53,995	0
Commercial mortgage-backed agencies	17,657	1,073	0	18,730	0
Collateralized mortgage obligations	5,255	25	0	5,280	0
Obligations of states and political subdivisions	6,987	1,455	0	8,442	0
Total held to maturity	$98,387	$4,918	$19	$103,286	$0

December 31, 2015
Available for Sale:
U.S. government agencies	34,079	14	129	33,964	0
Residential mortgage-backed agencies	14,285	105	220	14,170	0
Commercial mortgage-backed agencies	43,780	52	196	43,636	0
Collateralized mortgage obligations	9,690	43	123	9,610	0
Obligations of states and political subdivisions	45,949	915	223	46,641	0
Collateralized debt obligations	25,766	0	3,555	22,211	(799)
Total available for sale	$173,549	$1,129	$4,446	$170,232	$(799)
Held to Maturity:
U.S. government agencies	$24,704	$634	$0	$25,338	$0
Residential mortgage-backed agencies	53,734	276	98	53,912	0
Commercial mortgage-backed agencies	18,078	171	17	18,232	0
Collateralized mortgage obligations	6,419	0	122	6,297	0
Obligations of states and political subdivisions	2,625	338	0	2,963	0
Total held to maturity	$105,560	$1,419	$237	$106,742	$0

Proceeds from sales of available for sale securities and the realized gains and losses are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Proceeds	$43,782	$52,672	$18,191	$28,005
Realized gains	688	373	273	217
Realized losses	229	311	41	138

The following table shows the Corporation’s investment securities with gross unrealized losses and fair values at September 30, 2016 and December 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2016
Available for Sale:
U.S. government agencies	$9,997	$3	$0	$0
Commercial mortgage-backed agencies	12,683	31	0	0
Collateralized mortgage obligations	15,104	63	0	0
Obligations of states and political subdivisions	267	1	3,231	48
Collateralized debt obligations	12,361	1,140	7,566	3,654
Total available for sale	$50,412	$1,238	$10,797	$3,702

Held to Maturity:
Residential mortgage-backed agencies	$3,858	$18	$448	$1
Total held to maturity	$3,858	$18	$448	$1

December 31, 2015
Available for Sale:
U.S. government agencies	$23,929	$129	$0	$0
Residential mortgage-backed agencies	0	0	8,051	220
Commercial mortgage-backed agencies	25,858	196	0	0
Collateralized mortgage obligations	5,299	123	0	0
Obligations of states and political subdivisions	11,537	104	4,048	119
Collateralized debt obligations	0	0	7,688	3,555
Total available for sale	$66,623	$552	$19,787	$3,894
Held to Maturity:
Residential mortgage-backed agencies	$11,085	$98	$0	$0
Commercial mortgage-backed agencies	9,518	17	0	0
Collateralized mortgage obligations	6,297	122	0	0
Total held to maturity	$26,900	$237	$0	$0

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of the Corporation’s consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for the Corporation’s collateralized debt obligation (“CDO”) portfolio consisting of pooled trust preferred securities. Based on management’s review of the assumptions and results of the third-party review, it believes that the valuations are adequate at September 30, 2016.

U.S. Government Agencies – Available for Sale – There was one U.S. government agency in an unrealized loss position for less than 12 months as of September 30, 2016. The security is of investment grade and the Corporation does not intend to sell it, and it is not more than likely than not that the Corporation will be required to sell it before recovery of its amortized cost basis, which may be at maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at September 30, 2016. There were no U.S. government agency investments in an unrealized loss position for more than 12 months as of September 30, 2016.

Commercial Mortgage-Backed Agencies – Available for Sale – There were two commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of September 30, 2016. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016. There were no commercial mortgage-backed agencies in an unrealized loss position for more than 12 months as of September 30, 2016.

Collateralized Mortgage Obligations – Available for Sale – There were two collateralized mortgage obligations in an unrealized loss position for less than 12 months as of September 30, 2016. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016. There were no collateralized mortgage obligations in an unrealized loss position for more than 12 months as of September 30, 2016.

Obligations of State and Political Subdivisions – Available for Sale – There was one obligation of state and political subdivisions that has been in an unrealized loss position for less than 12 months and one security that has been in an unrealized loss position for 12 months or more at September 30, 2016. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Collateralized Debt Obligations – Available for Sale - The $3.7 million in unrealized losses greater than 12 months at September 30, 2016 relates to four pooled trust preferred securities that are included in the CDO portfolio. There were eight pooled trust preferred securities that have been in an unrealized loss position for less than 12 months at September 30, 2016. The eight investments in an unrealized loss for less than 12 months at September 30, 2016 are being held at First United Corporation. These investments had previously been held at the Bank, but, were transferred to First United Corporation at their fair value during the fourth quarter of 2015. The transfer resulted in a loss of $3.5 million being recognized through earnings. See Note 9 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during the first nine months of 2016. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of September 30, 2016.

Residential Mortgage-Backed Agencies – Held to Maturity - Three residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of September 30, 2016. There was one residential mortgage-backed agency in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at September 30, 2016.

Commercial Mortgage-Backed Agencies – Held to Maturity - There were no commercial mortgage-backed agencies in the Held to Maturity portfolio as of September 30, 2016 in a loss position.

Collateralized Mortgage Obligations – Held to Maturity – There were no collateralized mortgage obligations in the Held to Maturity portfolio as of September 30, 2016 in a loss position.

Obligations of State and Political Subdivisions – Held to Maturity – There were no obligations of state and political subdivisions in the Held to Maturity portfolio as of September 30, 2016 in a loss position.

The following tables present a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the nine- and three-month periods ended September 30, 2016 and 2015:

	Nine months ended September 30,
(in thousands)	2016	2015
Balance of credit-related OTTI at January 1	$3,133	$12,583
Decreases for previously recognized credit-related OTTI due to transfer	(3,045)	0
Additions for decreases in cash flows expected to be collected	33	0
Reduction for increases in cash flows expected to be collected	(7)	(479)
Balance of credit-related OTTI at September 30	$114	$12,104

	Three months ended September 30,
(in thousands)	2016	2015
Balance of credit-related OTTI at July 1	$116	$12,243
Decreases for previously recognized credit-related OTTI due to transfer	0	0
Additions for decreases in cash flows expected to be collected	0	0
Reduction for increases in cash flows expected to be collected	(2)	(139)
Balance of credit-related OTTI at September 30	$114	$12,104

The amortized cost and estimated fair value of securities by contractual maturity at September 30, 2016 are shown in the following table. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$10,671	$10,681
Due after five years through ten years	19,939	20,102
Due after ten years	43,514	39,236
	74,124	70,019
Commercial mortgage-backed agencies	56,191	57,010
Collateralized mortgage obligations	21,014	21,008
Total available for sale	$151,329	$148,037
Held to Maturity:
Due after five years through ten years	$15,704	$16,839
Due after ten years	6,987	8,442
	22,691	25,281
Residential mortgage-backed agencies	$52,784	$53,995
Commercial mortgage-backed agencies	17,657	18,730
Collateralized mortgage obligations	5,255	5,280
Total held to maturity	$98,387	$103,286

Note 6 – Restricted Investment in Bank Stock

Restricted stock, which represents required investments in the common stock of the FHLB of Atlanta, Atlantic Community Bankers Bank (“ACBB”) and Community Bankers Bank (“CBB”), is carried at cost and is considered a long-term investment.

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending- (ASC Section 942-325-35). Management’s evaluation of potential impairment is based on management’s assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (a) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (b) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (c) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of September 30, 2016.

The Corporation recognizes dividends received on its restricted stock investments on a cash basis. For the nine months ended September 30, 2016, dividends of $203,073 were recognized in earnings. For the comparable period of 2015, dividends of $234,445 were recognized in earnings. For the three months ended September 30, 2016, dividends of $65,897 were recognized in earnings. For the comparable period of 2015, dividends of $78,777 were recognized in earnings.

Note 7 – Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio at September 30, 2016 and December 31, 2015:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
September 30, 2016

Individually evaluated for impairment	$20,568	$2,541	$1,061	$5,024	$0	$29,194
Collectively evaluated for impairment	$272,019	$109,050	$74,536	$393,445	$24,245	$873,295
Total loans	$292,587	$111,591	$75,597	$398,469	$24,245	$902,489

December 31, 2015

Individually evaluated for impairment	$14,646	$4,496	$1,076	$4,590	$0	$24,808
Collectively evaluated for impairment	$265,859	$106,490	$72,777	$384,149	$24,940	$854,215
Total loans	$280,505	$110,986	$73,853	$388,739	$24,940	$879,023

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

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard within the internal risk rating system at September 30, 2016 and December 31, 2015:

(in thousands)	Pass	Special Mention	Substandard	Total
September 30, 2016
Commercial real estate
Non owner-occupied	$138,595	$11,315	$12,711	$162,621
All other CRE	108,317	9,352	12,297	129,966
Acquisition and development
1-4 family residential construction	18,607	0	582	19,189
All other A&D	88,708	67	3,627	92,402
Commercial and industrial	73,630	158	1,809	75,597
Residential mortgage
Residential mortgage - term	310,243	0	10,779	321,022
Residential mortgage - home equity	76,279	0	1,168	77,447
Consumer	24,137	0	108	24,245
Total	$838,516	$20,892	$43,081	$902,489

December 31, 2015
Commercial real estate
Non owner-occupied	$140,378	$11,574	$7,378	$159,330
All other CRE	103,811	1,184	16,180	121,175
Acquisition and development
1-4 family residential construction	15,011	0	700	15,711
All other A&D	89,963	74	5,238	95,275
Commercial and industrial	69,420	1,212	3,221	73,853
Residential mortgage
Residential mortgage - term	300,558	167	10,744	311,469
Residential mortgage - home equity	75,491	0	1,779	77,270
Consumer	24,881	0	59	24,940
Total	$819,513	$14,211	$45,299	$879,023

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

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans at September 30, 2016 and December 31, 2015:

(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and Accruing	Non-Accrual	Total Loans
September 30, 2016
Commercial real estate
Non owner-occupied	$152,608	$326	$0	$0	$326	$9,687	$162,621
All other CRE	123,090	1,029	0	0	1,029	5,847	129,966
Acquisition and development
1-4 family residential construction	19,189	0	0	0	0	0	19,189
All other A&D	92,041	35	91	189	315	46	92,402
Commercial and industrial	75,536	47	2	12	61	0	75,597
Residential mortgage
Residential mortgage - term	315,522	359	2,582	233	3,174	2,326	321,022
Residential mortgage - home equity	76,095	882	232	0	1,114	238	77,447
Consumer	23,992	116	132	5	253	0	24,245
Total	$878,073	$2,794	$3,039	$439	$6,272	$18,144	$902,489

December 31, 2015
Commercial real estate
Non owner-occupied	$157,217	$634	$171	$0	$805	$1,308	$159,330
All other CRE	110,022	1,179	0	0	1,179	9,974	121,175
Acquisition and development
1-4 family residential construction	15,711	0	0	0	0	0	15,711
All other A&D	93,284	0	174	0	174	1,817	95,275
Commercial and industrial	73,619	13	36	0	49	185	73,853
Residential mortgage
Residential mortgage - term	306,248	227	2,149	907	3,283	1,938	311,469
Residential mortgage - home equity	76,195	505	203	91	799	276	77,270
Consumer	24,604	224	85	27	336	0	24,940
Total	$856,900	$2,782	$2,818	$1,025	$6,625	$15,498	$879,023

Non-accrual loans totaled $18.1 million at September 30, 2016, compared to $15.5 million at December 31, 2015. The increase in non-accrual balances at September 30, 2016 is primarily due to one large participation loan moved to non-accrual during the third quarter offset by one large relationship moving to other real estate owned (“OREO”). Non-accrual loans which have been subject to a partial charge-off totaled $5.2 million at September 30, 2016, compared to $4.1 million at December 31, 2015. Loans secured by 1-4 family residential real estate properties in the process of foreclosure were $1.2 million at September 30, 2016 and $1.8 million at December 31, 2015.

Accruing loans past due 30 days or more decreased to .69% of the loan portfolio at September 30, 2016, compared to .76% at December 31, 2015. The decrease for the first nine months of 2016 was due primarily to improvements in the non-owner occupied commercial real-estate, offset by an increase in the residential home equity portfolio.

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

The following table summarizes the primary segments of the ALL at September 30, 2016 and December 31, 2015, segregated by the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
September 30, 2016

Individually evaluated for impairment	$1,886	$159	$0	$143	$0	$0	$2,188
Collectively evaluated for impairment	$3,638	$1,107	$890	$3,522	$199	$500	$9,856
Total ALL	$5,524	$1,266	$890	$3,665	$199	$500	$12,044

December 31, 2015

Individually evaluated for impairment	$144	$867	$16	$130	$0	$0	$1,157
Collectively evaluated for impairment	$2,436	$3,262	$706	$3,655	$206	$500	$10,765
Total ALL	$2,580	$4,129	$722	$3,785	$206	$500	$11,922

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

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary at September 30, 2016 and December 31, 2015:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
September 30, 2016
Commercial real estate
Non owner-occupied	$9,440	$1,780	$635	$10,075	$10,200
All other CRE	449	221	10,044	10,493	11,106
Acquisition and development
1-4 family residential construction	582	117	0	582	628
All other A&D	248	42	1,711	1,959	2,200
Commercial and industrial	0	0	1,061	1,061	1,870
Residential mortgage
Residential mortgage - term	408	28	4,378	4,786	5,135
Residential mortgage – home equity	0	0	238	238	277
Consumer	0	0	0	0	0
Total impaired loans	$11,127	$2,188	$18,067	$29,194	$31,416

December 31, 2015
Commercial real estate
Non owner-occupied	$676	$144	$1,031	$1,707	$1,842
All other CRE	0	0	12,939	12,939	13,302
Acquisition and development
1-4 family residential construction	700	178	0	700	746
All other A&D	1,979	689	1,817	3,796	8,362
Commercial and industrial	16	16	1,060	1,076	3,343
Residential mortgage
Residential mortgage - term	440	112	3,874	4,314	4,808
Residential mortgage – home equity	57	18	219	276	297
Consumer	0	0	0	0	0
Total impaired loans	$3,868	$1,157	$20,940	$24,808	$32,700

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

Management reviews the loan portfolio on a quarterly basis using a defined, consistently applied process in order to make appropriate and timely adjustments to the ALL. When information confirms all or part of specific loans to be uncollectible, these amounts are promptly charged off against the ALL. Residential mortgage and consumer loans are charged off after they are 120 days contractually past due. All other loans are charged off based on an evaluation of the facts and circumstances of each individual loan. When the Bank believes that its ability to collect is solely dependent on the liquidation of the collateral, a full or partial charge-off is recorded promptly to bring the recorded investment to an amount that the Bank believes is supported by an ability to collect on the collateral. The circumstances that may impact the Bank’s decision to charge-off all or a portion of a loan include default or non-payment by the borrower, scheduled foreclosure actions, and/or prioritization of the Bank’s claim in bankruptcy. There may be circumstances where, due to pending events, the Bank will place a specific allocation of the ALL on a loan for which a partial charge-off has been previously recognized. This specific allocation may be either charged off or removed depending upon the outcome of the pending event. Full or partial charge-offs are not recovered until full principal and interest on the loan have been collected, even if a subsequent appraisal supports a higher value. Loans with partial charge-offs generally remain in non-accrual status. Both full and partial charge-offs reduce the recorded investment of the loan and the ALL and are considered to be charge-offs for purposes of all credit loss metrics and trends, including the historical rolling charge-off rates used in the determination of the ALL. At September 30, 2016, $.5 million of the ALL was considered to be unallocated.

The following tables present the activity in the ALL for the nine- and three-month periods ended September 30, 2016 and 2015:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(2,632)	(78)	(518)	(516)	(237)	0	(3,981)
Recoveries	85	1,278	45	373	114	0	1,895
Provision	5,491	(4,063)	641	23	116	0	2,208
ALL balance at September 30, 2016	$5,524	$1,266	$890	$3,665	$199	$500	$12,044

ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065
Charge-offs	(295)	(256)	0	(200)	(247)	0	(998)
Recoveries	66	100	24	162	166	0	518
Provision	386	732	(970)	(132)	110	500	626
ALL balance at September 30, 2015	$2,581	$4,488	$734	$3,692	$216	$500	$12,211

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at July 1, 2016	$4,405	$3,118	$737	$3,723	$195	$500	$12,678
Charge-offs	(623)	0	(259)	(300)	(97)	0	(1,279)
Recoveries	(8)	(4)	7	319	37	0	351
Provision	1,750	(1,848)	405	(77)	64	0	294
ALL balance at September 30, 2016	$5,524	$1,266	$890	$3,665	$199	$500	$12,044

ALL balance at July 1, 2015	$2,566	$3,806	$1,007	$3,707	$223	$500	$11,809
Charge-offs	(8)	0	0	(164)	(73)	0	(245)
Recoveries	1	59	4	29	54	0	147
Provision	22	623	(277)	120	12	0	500
ALL balance at September 30, 2015	$2,581	$4,488	$734	$3,692	$216	$500	$12,211

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

The following tables present the average recorded investment in impaired loans by class and related interest income recognized for the periods indicated:

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$5,903	$125	$0	$4,314	$117	$0
All other CRE	12,142	135	8	7,626	89	8
Acquisition and development
1-4 family residential construction	641	21	0	745	26	0
All other A&D	2,933	72	0	5,311	94	0
Commercial and industrial	1,095	32	0	1,471	60	18
Residential mortgage
Residential mortgage - term	4,718	121	4	4,245	124	4
Residential mortgage – home equity	302	0	0	349	0	2
Consumer	0	0	0	7	0	0
Total	$27,734	$506	$12	$24,068	$510	$32

	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$10,210	$78	$0	$4,607	$39	$0
All other CRE	11,191	55	4	7,935	34	0
Acquisition and development
1-4 family residential construction	582	6	0	701	8	0
All other A&D	1,997	24	0	5,091	31	0
Commercial and industrial	1,119	13	0	1,253	13	0
Residential mortgage
Residential mortgage - term	4,916	43	0	4,400	42	2
Residential mortgage – home equity	307	0	0	321	0	0
Consumer	0	0	0	0	0	0
Total	$30,322	$219	$4	$24,308	$167	$2

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

The following tables present the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine months ended September 30, 2016
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	1	203	0	0
Acquisition and development
1-4 family residential construction	0	0	1	582	0	0
All other A&D	0	0	1	1,664	0	0
Commercial and industrial	0	0	1	482	1	486
Residential mortgage
Residential mortgage – term	1	54	1	61	1	72
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$54	5	$2,992	2	$558

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Three months ended September 30, 2016
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	1	582	0	0
All other A&D	0	0	1	1,664	0	0
Commercial and industrial	0	0	1	482	0	0
Residential mortgage
Residential mortgage – term	0	0	1	61	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	0	$0	4	$2,789	0	$0

During the nine months ended September 30, 2016, there were four new TDRs. In addition, three existing TDRs which had reached their original modification maturity were re-modified. A $3,341 reduction of the ALL resulted from a change to the impairment evaluation of four loans, from being evaluated collectively to being evaluated individually. During the nine months ended September 30, 2016, there were no payment defaults.

During the three months ended September 30, 2016, there was one new TDR. A $468 reduction of the ALL resulted from a change to the impairment evaluation of the loan, from being evaluated collectively to being evaluated individually. During the three months ended September 30, 2016, there were no payment defaults.

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Nine Months Ended September 30, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	1	$136
All other CRE	0	0	1	237	5	3,847
Acquisition and development
1-4 family residential construction	0	0	0	0	0	700
All other A&D	0	0	3	372	0	1,746
Commercial and industrial	0	0	1	930	0	0
Residential mortgage
Residential mortgage – term	1	156	2	599	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$156	8	$5,235	7	$6,545

	Temporary Rate				Modification of Payment
	Modification		Extension of Maturity		and Other Terms
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(in thousands)	Contracts	Investment	Contracts	Investment	Contracts	Investment
Three Months Ended September 30, 2015
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	0	0	0	0
Acquisition and development
1-4 family residential construction	0	0	0	0	1	700
All other A&D	0	0	0	0	1	1,746
Commercial and industrial	0	0	0	0	0	0
Residential mortgage
Residential mortgage – term	1	156	0	0	0	0
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$156	0	$0	2	$2,446

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

Note 8 – Other Real Estate Owned

The following table presents the components of OREO at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Commercial real estate	$3,332	$1,520
Acquisition and development	6,128	4,167
Residential mortgage	799	1,196
Total OREO	$10,259	$6,883

The following table presents the activity in the OREO valuation allowance for the nine- and three-month periods ended September 30, 2016 and 2015:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Balance beginning of period	$4,430	$3,440	$3,599	$3,843
Fair value write-down	366	1,202	269	350
Sales of OREO	(1,205)	(831)	(277)	(382)
Balance at end of period	$3,591	$3,811	$3,591	$3,811

The following table presents the components of OREO expenses, net, for the nine- and three-month periods ended September 30, 2016 and 2015:

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Gains on real estate, net	$(140)	$(718)	$(9)	$(640)
Fair value write-down, net	366	1,202	269	350
Expenses, net	495	704	152	248
Rental and other income	(82)	(212)	(23)	(29)
Total OREO expense, net	$639	$976	$389	$(71)

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The valuation techniques used by the Corporation to measure, on a recurring and non-recurring basis, the fair value of assets as of September 30, 2016 are discussed in the paragraphs that follow.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments is determined using a market approach. As of September 30, 2016, the U.S. Government agencies, residential and commercial mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which the Corporation has historically transacted both purchases and sales of investment securities.

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At September 30, 2016, the Corporation owned 12 pooled trust preferred securities with an amortized cost of $24.7 million and a fair value of $19.9 million. The market for these securities at September 30, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”) are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2016, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI as well as the fair value determinations for its CDO portfolio. Management believes that the valuations are adequately reflected at September 30, 2016.

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

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2016 and December 31, 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at September 30, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$19,927	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.50% to 5.50%

Non-recurring:

Impaired Loans	$14,430	Market Comparable Properties	Marketability Discount	10.0% - 15.1% (1) (weighted avg 12.1%)

Other Real Estate Owned	$425	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 10.0%)

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale	$22,211	Discounted Cash Flow	Discount Rate	Range of LIBOR+ 4.5% to 5.5%

Cash Flow Hedge	$(66)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$6,247	Market Comparable Properties	Marketability Discount	3.0% - 15.0% (1) (weighted avg 11.3%)

Other Real Estate Owned	$4,133	Market Comparable Properties	Marketability Discount	10.0% - 15.0% (1) (weighted avg 12.5%)

NOTE:

(1)	Range would include discounts taken since appraisal and estimated values

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2016 and December 31, 2015 are as follows:

		Fair Value Measurements at September 30, 2016 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	9/30/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$25,001		$25,001
Commercial mortgage-backed agencies	$57,010		$57,010
Collateralized mortgage obligations	$21,008		$21,008
Obligations of states and political subdivisions	$25,091		$25,091
Collateralized debt obligations	$19,927			$19,927
Financial Derivatives	$(865)		$(865)	$
Non-recurring:
Impaired loans	$14,430			$14,430
Other real estate owned	$425			$425

		Fair Value Measurements at December 31, 2015 Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$33,964		$33,964
Residential mortgage-backed agencies	$14,170		$14,170
Commercial mortgage-backed agencies	$43,636		$43,636
Collateralized mortgage obligations	$9,610		$9,610
Obligations of states and political subdivisions	$46,641		$46,641
Collateralized debt obligations	$22,211			$22,211
Financial Derivative	$(66)			$(66)
Non-recurring:
Impaired loans	$6,247			$6,247
Other real estate owned	$4,133			$4,133

There were no transfers of assets between any of the fair value hierarchy for the nine-month periods ended September 30, 2016 and 2015.

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured on a recurring basis using Level 3 significant unobservable inputs for the nine- and three-month periods ended September 30, 2016 and 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2016	$22,211	$(66)
Total (losses)/gains realized/unrealized:
Included in other comprehensive loss	(2,284)	66
Ending balance September 30, 2016	$19,927	$0

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains realized/unrealized:
Included in other comprehensive income	6,589	92
Ending balance September 30, 2015	$31,928	$(107)

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2016	$20,230	$0
Total losses realized/unrealized:
Included in other comprehensive loss	(303)	0
Ending balance September 30, 2016	$19,927	$0

	Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
(in thousands)	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance July 1, 2015	$30,046	$(140)
Total gains realized/unrealized:
Included in other comprehensive income	1,882	33
Ending balance September 30, 2015	$31,928	$(107)

Gains (realized and unrealized) included in earnings for the periods identified above are reported in the Consolidated Statement of Operations in Other Operating Income. There were no gains or losses included in earnings attributable to the change in realized/unrealized gains or losses related to the assets for the nine- and three- month periods ended September 30, 2016 and 2015.

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

The following tables present fair value information about financial instruments, whether or not recognized in the Consolidated Statement of Financial Condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the Consolidated Statement of Financial Condition are as follows:

	September 30, 2016		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$64,560	$64,560	$64,560
Interest bearing deposits in banks	1,524	1,524	1,524
Investment securities - AFS	148,037	148,037		$128,110	$19,927
Investment securities - HTM	98,387	103,286		94,844	8,442
Restricted bank stock	5,881	5,881		5,881
Loans, net	890,445	895,433			895,433
Accrued interest receivable	3,645	3,645		3,645

Financial Liabilities:
Deposits – non-maturity	777,294	777,294		777,294
Deposits – time deposits	241,891	246,235		246,235
Short-term borrowed funds	35,785	35,785		35,785
Long-term borrowed funds	146,747	148,591		148,591
Accrued interest payable	479	479		479
Financial derivatives	865	865		865
Off balance sheet financial instruments	0	0	0

	December 31, 2015		Fair Value Measurements
	Carrying	Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$50,188	$50,188	$50,188
Interest bearing deposits in banks	1,953	1,953	1,953
Investment securities - AFS	170,232	170,232		$148,021	$22,211
Investment securities - HTM	105,560	106,742		103,779	2,963
Restricted bank stock	5,904	5,904		5,904
Loans, net	867,101	872,991			872,991
Accrued interest receivable	4,218	4,218		4,218

Financial Liabilities:
Deposits- non-maturity	744,219	744,219		744,219
Deposits- time deposits	254,575	258,267		258,267
Short-term borrowed funds	35,828	35,828		35,828
Long-term borrowed funds	147,537	151,562		151,562
Accrued interest payable	478	478		478
Financial derivative	66	66			66
Off balance sheet financial instruments	0	0	0

Loans are measured using a discounted cash flow method. The significant unobservable inputs used in the Level 3 fair value measurements of the Corporation’s loans included in the tables above are calculated based on the Corporation’s internal new volume rate.

Note 10 – Accumulated Other Comprehensive Loss

The following table presents the changes in each component of accumulated other comprehensive loss for the 12 months ended December 31, 2015 and the three-month periods ended March 31, 2016, June 30, 2016 and September 30, 2016:

(in thousands)	Investment securities- with OTTI AFS	Investment securities- all other AFS	Investment securities- HTM	Cash Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2015	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,154	1,344	0	80	(1,736)	(113)	729
Amounts reclassified from accumulated other comprehensive loss	2,059	(174)	284	0	465	41	2,675
Balance - December 31, 2015	$(466)	$(1,385)	$(1,971)	$(39)	$(12,663)	$(305)	$(16,829)
Other comprehensive income/(loss) before reclassifications	(899)	558	0	(331)	(343)	0	(1,015)
Amounts reclassified from accumulated other comprehensive loss	(22)	(124)	143	0	130	15	142
Balance – March 31, 2016	$(1,387)	$(951)	$(1,828)	$(370)	$(12,876)	$(290)	$(17,702)
Other comprehensive income/(loss) before reclassifications	1,099	(169)	0	(306)	(210)	0	414
Amounts reclassified from accumulated other comprehensive loss	19	(12)	222	0	128	15	372
Balance – June 30, 2016	$(269)	$(1,132)	$(1,606)	$(676)	$(12,958)	$(275)	$(16,916)
Other comprehensive income/(loss) before reclassifications	28	(321)	0	157	(395)	0	(531)
Amounts reclassified from accumulated other comprehensive loss	(1)	(139)	182	0	129	15	186
Balance - September 30,2016	$(242)	$(1,592)	$(1,424)	$(519)	$(13,224)	$(260)	$(17,261)

The following tables present the components of comprehensive income for the nine- and three-month periods ended September 30, 2016 and 2015:

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$380	$(152)	$228
Less: accretable yield recognized in income	7	(3)	4
Net unrealized gains on investments with OTTI	373	(149)	224

Available for sale securities – all other:
Unrealized holding gains	115	(46)	69
Less: gains recognized in income	460	(184)	276
Net unrealized losses on all other AFS securities	(345)	138	(207)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(911)	364	(547)
Net unrealized gains on HTM securities	911	(364)	547

Cash flow hedges:
Unrealized holding losses	(799)	319	(480)

Pension Plan:
Unrealized net actuarial loss	(1,578)	630	(948)
Less: amortization of unrecognized loss	(636)	254	(382)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	(933)	372	(561)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(59)	24	(35)
Less: amortization of prior service costs	(15)	5	(10)
Net SERP liability adjustment	74	(29)	45
Other comprehensive loss	$(719)	$287	$(432)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the nine months ended September 30, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$6,682	$(2,665)	$4,017
Less: accretable yield recognized in income	479	(191)	288
Net unrealized gains on investments with OTTI	6,203	(2,474)	3,729

Available for sale securities – all other:
Unrealized holding gains	2,380	(949)	1,431
Less: gains recognized in income	62	(25)	37
Net unrealized gains on all other AFS securities	2,318	(924)	1,394

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(374)	149	(225)
Net unrealized gains on HTM securities	374	(149)	225

Cash flow hedges:
Unrealized holding gains	92	(37)	55

Pension Plan:
Unrealized net actuarial loss	(4,651)	1,856	(2,795)
Less: amortization of unrecognized loss	(576)	229	(347)
Less: amortization of transition asset	15	(6)	9
Less: amortization of prior service costs	(9)	4	(5)
Net pension plan liability adjustment	(4,081)	1,629	(2,452)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(37)	15	(22)
Less: amortization of prior service costs	(15)	6	(9)
Net SERP liability adjustment	52	(21)	31
Other comprehensive income	$4,958	$(1,976)	$2,982

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$47	$(19)	$28
Less: accretable yield recognized in income	2	(1)	1
Net unrealized gains on investments with OTTI	45	(18)	27

Available for sale securities – all other:
Unrealized holding losses	(534)	213	(321)
Less: gains recognized in income	232	(93)	139
Net unrealized losses on all other AFS securities	(766)	306	(460)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(303)	121	(182)
Net unrealized gains on HTM securities	303	(121)	182

Cash flow hedges:
Unrealized holding gains	261	(104)	157

Pension Plan:
Unrealized net actuarial loss	(657)	262	(395)
Less: amortization of unrecognized loss	(212)	85	(127)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(442)	176	(266)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized loss	(20)	7	(13)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	25	(10)	15
Other comprehensive loss	$(574)	$229	$(345)

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the three months ended September 30, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$1,658	$(661)	$997
Less: accretable yield recognized in income	139	(55)	84
Net unrealized gains on investments with OTTI	1,519	(606)	913

Available for sale securities – all other:
Unrealized holding gains	1,288	(515)	773
Less: gains recognized in income	79	(33)	46
Net unrealized gains on all other AFS securities	1,209	(482)	727

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(106)	42	(64)
Net unrealized gains on HTM securities	106	(42)	64

Cash flow hedges:
Unrealized holding gains	33	(13)	20

Pension Plan:
Unrealized net actuarial loss	(2,892)	1,153	(1,739)
Less: amortization of unrecognized loss	(204)	80	(124)
Less: amortization of transition asset	5	(2)	3
Less: amortization of prior service costs	(3)	1	(2)
Net pension plan liability adjustment	(2,690)	1,074	(1,616)

SERP:
Unrealized net actuarial loss	0	0	0
Less: amortization of unrecognized gain	(13)	5	(8)
Less: amortization of prior service costs	(5)	3	(2)
Net SERP liability adjustment	18	(8)	10
Other comprehensive income	$195	$(77)	$118

The following table presents the details of amount reclassified from accumulated other comprehensive loss for the nine- and three-month periods ended September 30, 2016 and 2015:

Amounts Reclassified from Accumulated Other Comprehensive (Loss (in thousands)	For the Nine months ended September 30, 2016	For the Nine months ended September 30, 2015	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable yield	$7	$479	Interest income on taxable investment securities
Taxes	(3)	(191)	Tax expense
	$4	$288	Net of tax
Unrealized gains on available for sale investment securities - all others:
Gains on sales	$459	$62	Net gains
Taxes	(183)	(25)	Tax expense
	$276	$37	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(911)	$(374)	Interest income on taxable investment securities
Taxes	364	149	Tax benefit
	$(547)	$(225)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(636)	(576)	Salaries and employee benefits
Amortization of transition asset	0	15	Salaries and employee benefits
Amortization of prior service costs	(9)	(9)	Salaries and employee benefits
Taxes	258	227	Tax benefit
	$(387)	$(343)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(59)	(37)	Salaries and employee benefits
Amortization of prior service costs	(15)	(15)	Salaries and employee benefits
Taxes	29	21	Tax benefit
	$(45)	$(31)	Net of tax

Total reclassifications for the period	$(699)	$(274)	Net of tax

Amounts Reclassified from Accumulated Other Comprehensive Loss (in thousands)	For the Three months ended September 30, 2016	For the Three months ended September 30, 2015	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on investment securities with OTTI:
Accretable Yield	$2	$139	Interest income on taxable investment securities
Taxes	(1)	(55)	Tax expense
	$1	$84	Net of tax
Unrealized gains on available for sale investment securities - all others:
Gains on sales	$232	$79	Net gains
Taxes	(93)	(33)	Tax expense
	$139	$46	Net of tax
Unrealized losses on held to maturity securities:
Amortization	$(303)	$(106)	Interest income on taxable investment securities
Taxes	121	42	Tax benefit
	$(182)	$(64)	Net of tax
Net pension plan liability adjustment:
Amortization of unrecognized loss	(212)	(204)	Salaries and employee benefits
Amortization of transition asset	0	5	Salaries and employee benefits
Amortization of prior service costs	(3)	(3)	Salaries and employee benefits
Taxes	86	79	Tax benefit
	$(129)	$(123)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(20)	(13)	Salaries and employee benefits
Amortization of prior service costs	(5)	(5)	Salaries and employee benefits
Taxes	10	8	Tax benefit
	$(15)	$(10)	Net of tax

Total reclassifications for the period	$(186)	$(67)	Net of tax

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.61% at September 30, 2016), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.61% at September 30, 2016) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future interest payments under the TPS Debentures. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition to this pre-approval requirement, First United Corporation’s ability to make future quarterly interest payments under the TPS Debentures will depend in large part on its receipt of dividends from the Bank, and the declaration and payment of which are subject to limitations under Maryland corporation and banking law and federal banking law. As a result of these limitations, no assurance can be given that First United Corporation will make the quarterly interest payments due under the TPS Debentures in any future quarter. In the event that First United Corporation does not receive the approvals necessary for it to make future quarterly interest payments, or if the Bank is unable to fund those payments, then First United Corporation will have to again elect to defer interest payments. First United Corporation has received approval for the fourth quarter 2016 payments.

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

Until further notice from the Reserve Bank, First United Corporation is required to obtain the Reserve Bank’s prior approval before making any future quarterly dividend payment on the Series A Preferred Stock. In considering a request for approval, the Reserve Bank will consider, among other things, the Corporation’s financial condition and its quarterly results of operations. In addition, First United Corporation’s ability to make future quarterly dividend payments on the Series A Preferred Stock will depend in large part on its receipt of dividends from the Bank, the declaration and payment of which, as discussed above, are subject to limitations. If First United Corporation does not obtain the regulatory approvals required for a particular quarterly dividend, or if the Bank is prohibited from paying a dividend to First United Corporation, then First United Corporation would have to again suspend quarterly dividend payments, which would result in a prohibition against paying any dividends or other distributions on the outstanding shares of First United Corporation’s common stock during the suspension period. First United Corporation has received approval for the fourth quarter 2016 payments.

Note 13 – Borrowed Funds

The following is a summary of short-term borrowings with original maturities of less than one year:

(Dollars in thousands)	Nine months ended September 30, 2016	Year ended December 31, 2015
Securities sold under agreements to repurchase:
Outstanding at end of period	$35,785	$35,828
Weighted average interest rate at end of period	0.12%	0.16%
Maximum amount outstanding as of any month end	$39,456	$47,131
Average amount outstanding	$29,505	$35,908
Approximate weighted average rate during the period	0.14%	0.16%

At September 30, 2016, the repurchase agreements were secured by $54.7 million in investment securities issued by government related agencies. A minimum of 102% of fair value is pledged against account balances.

The following is a summary of long-term borrowings with original maturities exceeding one year:

	September 30,	December 31,
(in thousands)	2016	2015
FHLB advances, bearing fixed interest at rates ranging from 1.34% to 3.69% at September 30, 2016	$105,017	$105,807
Junior subordinated debt, bearing variable interest rate of 3.61% at September 30, 2016	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at September 30, 2016	10,801	10,801
Total long-term debt	$146,747	$147,537

At September 30, 2016, the long-term FHLB advances were secured by $254.3 million in loans.

The contractual maturities of all long-term borrowings are as follows:

	September 30, 2016			December 31, 2015
(in thousands)	Fixed Rate	Floating Rate	Total	Total
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	20,000	0	20,000	20,000
Due in 2019	20,000	0	20,000	0
Due in 2020	30,000	0	30,000	30,000
Thereafter	45,818	30,929	76,747	97,537
Total long-term debt	$115,818	$30,929	$146,747	$147,537

Note 14 – Employee Benefit Plans

The following tables present the components of the net periodic pension plan cost for First United Corporation’s Defined Benefit Pension Plan (the “Pension Plan”) and the Bank’s Supplemental Executive Retirement Plan (“SERP”) for the periods indicated:

Pension	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$228	$242	$76	$74
Interest cost	1,305	1,177	435	403
Expected return on assets	(2,089)	(2,224)	(708)	(740)
Amortization of transition asset	0	(15)	0	(5)
Amortization of net actuarial loss	636	576	212	204
Amortization of prior service cost	9	9	3	3
Net pension expense/(credit) included in employee benefits	$89	$(235)	$18	$(61)

SERP	For the Nine months ended		For the Three months ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$73	$87	$24	$29
Interest cost	187	174	62	58
Amortization of recognized loss	59	37	20	13
Amortization of prior service cost	15	15	5	5
Net SERP expense included in employee benefits	$334	$313	$111	$105

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

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500. Expense for the first nine months of 2016 for the Participation Agreement was $23,828 and expense for the third quarter of 2016 was $7,943.

Note 15 – Equity Compensation Plan Information

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

Stock-based awards were made to non-employee directors in May 2016 pursuant to First United Corporation’s director compensation policy. Beginning May 2014, each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000, all or some of which may be paid, at the director’s election, in cash or additional shares of common stock. A total of 14,384 fully-vested shares of common stock were issued to directors in 2016, which had a fair market value of $10.34 per share. Director stock compensation expense was $109,823 for the nine months ended September 30, 2016 and $111,848 for the nine months ended September 30, 2015. Stock compensation expense for the three months ended September 30, 2016 was $37,183 and $35,889 for the three months ended September 30, 2015.

In January 2015, a one-time stock grant was awarded to one executive officer in the amount of 4,845 shares at a fair market value of $8.63. In February 2015, a one-time stock grant was awarded to one executive officer in the amount of 5,387 shares at a fair market value of $8.76. These shares do not have any performance restrictions; however, they have a two-year vesting period. Executive stock compensation expense was $34,145 for the nine months ended September 30, 2016 and $32,094 for the nine months ended September 30, 2015. Executive stock compensation expense was $11,382 for the three months ended September 30, 2016 and $11,382 for the three months ended September 30, 2015.

Note 16 – Letters of Credit and Off Balance Sheet Liabilities

The Corporation does not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1.7 million of outstanding standby letters of credit at September 30, 2016 and $1.6 million at December 31, 2015. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at September 30, 2016 and December 31, 2015 is material.

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

In March 2016, the Corporation entered into four new interest rate swap contracts totaling $30.0 million notional amount, hedging future cash flows associated with floating rate trust preferred debt. These contracts are a three-year $5.0 million contract maturing June 17, 2019, a five-year $5.0 million contract maturing March 17, 2021, a seven-year $5.0 million contract maturing March 17, 2023 and a 10-year $15.0 million contract maturing March 17, 2026.

The fair value of the interest rate swap contracts was ($.9) million at September 30, 2016 and ($66) thousand at December 31, 2015 and was reported in Other Liabilities on the Consolidated Statement of Financial Condition. Investment securities in the amount of $5.2 million were posted as collateral as of September 30, 2016.

For the nine months ended September 30, 2016, the Corporation recorded a decrease in the value of the derivatives of $.8 million and the related deferred tax benefit of $319 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the nine months ending September 30, 2016. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of September 30, 2016.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the nine and three- months ended September 30, 2016 and 2015.

Derivative in Cash Flow Hedging Relationships
(in thousands)	Amount of gain recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (a)	Amount of gain or (loss) recognized in income or derivative (ineffective portion and amount excluded from effectiveness testing) (b)
Interest rate contracts:
Nine months ended:
September 30, 2016	$(480)	$0	$0
September 30, 2015	55	0	0
Three months ended:
September 30, 2016	$157	$0	$0
September 30, 2015	20	0	0

Notes:

(a) Reported as interest expense

(b) Reported as other income

Note 18 – Variable Interest Entities (VIE)

As noted in Note 11, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered Variable Interest Entities (“VIEs”), but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At September 30, 2016, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews Limited Partnership (“Liberty Mews”), a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland. The Partnership was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase the land and construct a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were approximately $8.9 million at September 30, 2016 and $9.1 million at December 31, 2015.

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

The Corporation’s tax expense for the nine months ended September 30, 2016 was approximately $.6 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At September 30, 2016 and December 31, 2015, the Corporation included its total investment in Liberty Mews in “Other Assets” in its Consolidated Statement of Financial Condition. As of September 30, 2016, the Bank’s commitment in Liberty Mews was fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

	September 30,	December 31,
(in thousands)	2016	2015
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,382	$3,844
Maximum exposure to loss	3,382	3,844

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

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements at September 30, 2016 and December 31, 2015.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2016
Interest Rate Swap Agreements	$865	$0	$865	$(865)	$0	$0

Repurchase Agreements	$35,785	$0	$35,785	$(35,785)	$0	$0
December 31, 2015
Interest Rate Swap Agreements	$66	$0	$66	$(66)	$0	$0

Repurchase Agreements	$35,828	$0	$35,828	$(35,828)	$0	$0

Note 20 – Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-15.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (“AFS”) debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost, and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses (“ECL”) should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2018 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-13.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 introduces amendments intended to simplify the accounting for stock compensation. ASU 2016-09 requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. The ASU also requires excess tax benefits be classified along with other income tax cash flows as an operating activity in the statement of cash flows. ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-09, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 applies to all public business entities for annual and interim periods after December 15, 2018, and for all other entities for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-02, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The update requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The update also requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement for to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measure at amortized cost on the balance sheet for public entities. For public business entities, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within the annual period, and for all other entities, effective for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early application is permitted. The Corporation is evaluating the provisions of ASU 2016-01, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 874): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single noncurrent amount in a classified balance sheet. Prior U.S. GAAP required that in a classified balance sheet, deferred tax liabilities and assets be separated into a current and a noncurrent amount on the basis of the classification of the related asset or liability. If deferred tax liabilities and assets did not relate to a specific asset or liability, such as a carryforward, they were classified according to the expected reversal date of the temporary difference. ASU 2015-17 applies to all public business entities for annual and interim periods beginning after December 15, 2016, and for all other entities for annual periods beginning after December 15, 2017 and for interim periods beginning after December 15, 2018. The Corporation is evaluating the provisions of ASU 2015-17, but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

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

FIRST UNITED CORPORATION

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has four wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”), First OREO Trust, a Maryland statutory trust, and FUBT OREO I, LLC, a Maryland company, both formed for the purposes of servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership; a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

At September 30, 2016, the Corporation had total assets of $1.3 billion, net loans of $890.4 million, and deposits of $1.0 billion. Shareholders’ equity at September 30, 2016 was $114.8 million.

The Corporation maintains an Internet site at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

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

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million recorded as goodwill at September 30, 2016 is primarily related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

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

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for the nine-month periods ended September 30, 2016 and 2015 and is qualified in its entirety by the detailed information and unaudited financial statements, including the notes thereto, included elsewhere in this quarterly report.

	As of or for the Nine months ended September 30,
	2016	2015
Per Share Data
Basic and diluted net income per common share	$0.68	$0.39
Basic and diluted book value per common share	$15.12	$13.52

Significant Ratios
Return on Average Assets (a)	0.59%	0.45%
Return on Average Equity (a)	6.86%	5.34%
Average Equity to Average Assets	8.61%	9.23%

Note: (a) Annualized

RESULTS OF OPERATIONS

Overview

Consolidated net income available to common shareholders was $4.3 million for the first nine months of 2016, compared to $2.5 million for the same period of 2015. Basic and diluted net income per common share for the first nine months of 2016 were both $.68, compared to basic and diluted net income per common share of $.39 for the same period of 2015. The increase in earnings was due to an increase in net interest income of $1.4 million, offset by an increase of $1.6 million in provision for loan losses, an increase of $1.4 million in other operating income, and a decrease of $1.0 million in other operating expenses offset by an increase of $.9 million in provision for income taxes. The net interest margin for the first nine months of 2016, the year ended December 31, 2015 and the first nine months of 2015, on a fully tax equivalent (“FTE”) basis, was 3.21%, 3.04% and 3.07%, respectively. The increase in interest income on earning assets and a reduction in interest expense contributed to the increase in the net interest margin for the first nine months of 2016 when compared to the margin recorded for the year ended December 31, 2015.

The provision for loan losses increased to $2.2 million for the nine months ended September 30, 2016 from the $.6 million recorded for the nine months ended September 30, 2015. The increase was due primarily to a specific allocation on a large participation loan on a mall in Pennsylvania during the second quarter. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the ALL have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Interest expense on our interest-bearing liabilities decreased $1.1 million during the nine months ended September 30, 2016 when compared to the same period of 2015 due to a 14 basis point reduction in the average rate paid due primarily to reductions in rates on interest-bearing deposits. During 2015 and continuing into 2016, our retail staff has focused on shifting the Bank’s deposit mix from higher cost certificates of deposit and towards lower cost core deposit accounts. This strategic focus will continue throughout 2016 as we continue to place an emphasis on the full relationship customer.

Other operating income increased $1.4 million during the first nine months of 2016 when compared to the same period of 2015. This increase was primarily attributable to net gains on sales of investment securities as well as increases in service charge income related to paper statement fees implemented in late 2015, trust and brokerage income, debit card income and increased BOLI income due to a one-time death benefit received in the second quarter.

Operating expenses decreased $1.0 million in the first nine months of 2016 when compared to the same period of 2015. This was due primarily to a $.3 million decrease in other real estate owned (“OREO”) expenses primarily due to a reduction in valuation allowances, a $.7 million decrease in FDIC premiums, a $.3 million decrease in professional services and a $.4 million decrease in data processing expenses due to reduced expenses related to our core processor. These decreases were offset by a $.8 million increase in other miscellaneous expenses due to increased marketing expenses related to our new branding initiative, increased loan fees and other miscellaneous expenses.

Consolidated net income available to common shareholders was $1.8 million, or $.29 per common share, for the third quarter of 2016, compared to $1.3 million, or $.20 per common share, for the same period of 2015. The increase in earnings for the third quarter of 2016 when compared to the third quarter of 2015 was attributable to an increase in net interest income of $.3 million, an increase in other operating income of $.3 million and a decline in provision for loan losses of $.2 million, partially offset by increases in other operating expenses of approximately $.1 million and an increase of $.4 million in provision for income taxes. The net interest margin for the third quarter of 2016, on an FTE basis, was 3.22% compared to 3.13% for the same period of 2015.

Other operating income increased $.3 million during the third quarter of 2016 when compared to the same period of 2015. This increase was due to a $.2 million increase on net gains on sales of investment securities as well as increased service charge income related to paper statement fees and account analysis fees.

Operating expenses increased $.1 million in the third quarter of 2016 when compared to the same period of 2015. This increase was due to an increase of $.5 million in OREO expense relating to valuation write-downs in the third quarter 2016 compared to gains on sales of OREO properties in the third quarter of 2015, an increase of $.4 million in miscellaneous expenses due to increased marketing and printed supplies relating to our new branding initiative, and increased contract labor expenses and miscellaneous loan fees, offset by a decrease in FDIC premiums of $.4 million and a $.2 million decrease in salaries and employee benefits primarily related to reduced health insurance costs.

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

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the nine-month periods ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$902,407	$29,251	4.33%	$840,458	$27,576	4.39%
Investment Securities:
Taxable	229,932	4,303	2.50	285,013	5,365	2.52
Non taxable	21,772	1,017	6.24	35,597	1,553	5.83
Total	251,704	5,320	2.82	320,610	6,918	2.88
Federal funds sold	33,005	89	0.36	25,219	30	0.16
Interest-bearing deposits with other banks	1,703	3	0.24	4,622	4	0.11
Other interest earning assets	5,889	203	4.60	6,889	234	4.55
Total earning assets	1,194,708	34,866	3.90%	1,197,798	34,762	3.88%
Allowance for loan losses	(12,239)			(11,966)
Non-earning assets	142,023			141,218
Total Assets	$1,324,492			$1,327,050

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$177,934	$109	0.08%	$151,646	$79	0.07%
Interest-bearing money markets	234,861	250	0.14	220,088	359	0.22
Savings deposits	146,693	125	0.11	135,717	177	0.17
Time deposits:
Less than $100k	124,964	953	1.02	144,394	1,138	1.05
$100k or more	120,183	936	1.04	135,400	1,265	1.25
Short-term borrowings	29,635	42	0.19	35,922	42	0.16
Long-term borrowings	147,102	3,761	3.42	170,472	4,213	3.30
Total interest-bearing liabilities	981,372	6,176	0.84%	993,639	7,273	0.98%
Non-interest-bearing deposits	207,563			201,312
Other liabilities	21,570			19,687
Shareholders’ Equity	113,987			112,412
Total Liabilities and Shareholders’ Equity	$1,324,492			$1,327,050
Net interest income and spread		$28,690	3.06%		$27,489	2.90%
Net interest margin			3.21%			3.07%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $408 and $610, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $1.2 million (4.37%) during the first nine months of 2016 over the same period in 2015 due to a $1.1 million (15.08%) decrease in interest expense; and $.1 million (.30%) increase in interest income. The net interest margin for the first nine months of 2016 was 3.21%, compared to 3.07% for the first nine months of 2015.

Comparing the first nine months of 2016 to the same period of 2015, the slight increase in interest income was due to an increase of $1.7 million in interest income on loans. This increase was due primarily to the increase in average loan balances of $61.9 million. This increase was offset by a decrease in interest income on investments due to a decline in average investments of $68.9 million.

Interest expense decreased during the first nine months of 2016 when compared to the same period of 2015 due primarily to a decrease of $12.3 million on our average balance of interest-bearing liabilities. This decrease was primarily due to the continued shift of higher cost certificates of deposit to lower cost core deposits. The effect of this shift was a decrease in average balances in certificates of deposit of $34.6 million and a decrease of 24 basis points in the average rate paid and an increase of $52.0 million in average balances in core deposits and a decrease of 13 basis points in the average rate paid. Although the average balance in long-term borrowings decreased $23.3 million due primarily to the payoff of a $30 million FHLB advance in July 2015; the effective rate paid on long-term borrowings increased 12 basis points due to the increase in rates paid on off-balance sheet interest rate swaps compared to the prior period. The effect on the average rate paid was a 14 basis point decrease from .98% for the nine months ended September 30, 2015 to .84% for the same period of 2016.

The following table sets forth the average balances, net interest income and expense, and average yields and rates of our interest-earning assets and interest-bearing liabilities for the three-month periods ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$911,069	$9,894	4.37%	$842,189	$9,320	4.39%
Investment Securities:
Taxable	221,277	1,378	2.50	271,411	1,755	2.57
Non taxable	19,242	319	6.67	33,689	483	5.69
Total	240,519	1,697	2.84	305,100	2,238	2.91
Federal funds sold	41,024	33	0.32	34,330	14	0.16
Interest-bearing deposits with other banks	1,911	1	0.21	3,692	1	0.11
Other interest earning assets	5,881	66	4.51	6,080	78	5.12
Total earning assets	1,200,404	11,691	3.92%	1,191,391	11,651	3.88%
Allowance for loan losses	(12,570)			(11,890)
Non-earning assets	146,964			141,912
Total Assets	$1,334,798			$1,321,413

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$175,482	$28	0.06%	$160,616	$23	0.06%
Interest-bearing money markets	236,405	95	0.16	218,661	122	0.22
Savings deposits	149,894	43	0.11	138,837	56	0.16
Time deposits:
Less than $100k	113,907	301	1.06	141,711	368	1.03
$100k or more	127,539	317	1.00	130,328	391	1.19
Short-term borrowings	31,126	14	0.18	39,010	14	0.14
Long-term borrowings	146,750	1,271	3.48	152,452	1,277	3.32
Total interest-bearing liabilities	981,103	2,069	0.85%	981,615	2,251	0.91%
Non-interest-bearing
deposits	217,702			203,971
Other liabilities	21,545			21,433
Shareholders’ Equity	114,448			114,394
Total Liabilities and Shareholders’ Equity	$1,334,798			$1,321,413
Net interest income and spread		$9,622	3.07%		$9,400	2.97%
Net interest margin			3.22%			3.13%

Note:

(1)	The above table reflects the average rates earned or paid stated on an FTE basis assuming a 35% tax rate. Non-GAAP interest income on a fully taxable equivalent was $128 and $190, respectively.
(2)	Net interest margin is calculated as net interest income divided by average earning assets.
(3)	The average yields on investments are based on amortized cost.

Net interest income, on an FTE basis, increased $.2 million (2.36%) during the third quarter of 2016 over the same period in 2015 due to a slight increase in interest income as well as a $.2 million (8.09%) decrease in interest expense. The net interest margin in the third quarter of 2016 was 3.22%, compared to 3.13% for third quarter of 2015.

Comparing the third quarter of 2016 to the same period of 2015, the slight increase in interest income was due to the increase in average loans of $68.9 million offset by a reduction in average investment balances of $64.6 million. The overall rate earned on earning assets for the third quarter of 2016 increased 4 basis points compared to the third quarter of 2015.

Interest expense decreased during the third quarter of 2016 when compared to the same period of 2015 due to a decrease on the average rate paid of 6 basis points from .91% for the three months ended September 30, 2015 to .85% for the same period of 2016 due primarily to the shift in balances from higher cost certificates of deposit to lower cost core deposits.

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the nine-month periods ended September 30, 2016 and 2015:

	2016 Compared to 2015
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$2,682	$(1,007)	$1,675
Taxable Investments	(1,377)	315	(1,062)
Non-taxable Investments	(862)	326	(536)
Federal funds sold	28	31	59
Other interest earning assets	(190)	158	(32)
Total interest income	281	(177)	104

Interest Expense:
Interest-bearing demand deposits	22	8	30
Interest-bearing money markets	21	(130)	(109)
Savings deposits	12	(64)	(52)
Time deposits less than $100	(198)	13	(185)
Time deposits $100 or more	(158)	(171)	(329)
Short-term borrowings	(12)	12	0
Long-term borrowings	(798)	346	(452)
Total interest expense	(1,111)	14	(1,097)

Net interest income	$1,392	$(191)	$1,201

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
63

The following table sets forth an analysis of volume and rate changes in interest income and interest expense for our average interest-earning assets and average interest-bearing liabilities for the three-month periods ended September 30, 2016 and 2015:

	2016 Compared to 2015
(in thousands and tax equivalent basis)	Volume	Rate	Net
Interest Income:
Loans	$3,009	$(2,233)	$776
Taxable Investments	(1,256)	885	(371)
Non-taxable Investments	(963)	765	(198)
Federal funds sold	22	2	24
Other interest earning assets	(94)	83	(11)
Total interest income	718	(498)	220

Interest Expense:
Interest-bearing demand deposits	10	(8)	2
Interest-bearing money markets	29	(57)	(28)
Savings deposits	13	(30)	(17)
Time deposits less than $100	(295)	219	(76)
Time deposits $100 or more	(28)	(86)	(114)
Short-term borrowings	(14)	14	0
Long-term borrowings	(199)	8	(191)
Total interest expense	(484)	60	(424)

Net interest income	$1,202	$(558)	$644

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $2.2 million for the nine months ended September 30, 2016, compared to $.6 million for the nine months ended September 30, 2015.  A $1.6 million specific allocation on a participation loan on a mall in Pennsylvania in the second quarter (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), was the most significant factor in the increased provision expense. Management strives to ensure that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

Other operating income, exclusive of gains, increased $1.0 million during the first nine months of 2016 when compared to the same period of 2015. This increase was primarily attributable to increases in service charge income relating to the implementation of paper statement fees in late 2015, trust and brokerage income, debit card income, and BOLI income due to a one-time death benefit of $.2 million received during the second quarter of 2016.

Net gains of $.5 million were reported in other income in the first nine months of 2016, compared to net gains of $.1 million during the same period of 2015. The increase resulted from gains on sales of investment securities used for loan funding during the first half of 2016.

Other operating income, exclusive of gains, increased $.2 million during the third quarter of 2016 when compared to the same period of 2015. This increase was due increased service charge income relating to a paper statement fee implemented in late 2015, and account analysis fees, and an increase in other miscellaneous income.

Net gains of $.2 million were reported in other income in the third quarter of 2016, compared to $.1 million in the same period of 2015. This increase was due to gains realized on sales of investment securities.

The following table shows the major components of other operating income for the nine- and three-month periods ended September 30, 2016 and 2015, exclusive of net gains:

	Income as % of Total Other Operating Income		Income as % of Total Other Operating Income
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Service charges	23%	22%	24%	23%
Trust department	41%	43%	41%	42%
Debit card Income	15%	16%	15%	17%
Bank owned life insurance	11%	9%	8%	8%
Brokerage income	6%	7%	5%	7%
Other income	4%	3%	7%	3%
	100%	100%	100%	100%

Other Operating Expenses

Operating expenses decreased $1.0 million in the first nine months of 2016 when compared to the same period of 2015. This was due primarily to a $.3 million decrease in OREO expenses, a $.7 million decrease in FDIC premiums, a $.3 million decrease in professional services and a $.4 million decrease in data processing expenses due to reduced expenses related to our core processor. These decreases were offset by an increase of $.8 million in other miscellaneous expenses due to a reserve for a pending loan claim, increased marketing and printed supplies relating to our new branding initiative and increased miscellaneous loan fees.

Operating expenses increased $.1 million in the third quarter of 2016 when compared to the same period of 2015. This increase was due to an increase of $.5 million in OREO expenses due to valuation write-downs in the third quarter of 2016 compared to gains on sales of properties in the third quarter of 2015 and a $.4 million increase in other miscellaneous expenses discussed above, offset by a decrease of $.4 million in FDIC premiums and a $.2 million decrease in salaries and employee benefits primarily related to reduced health insurance costs.

The composition of other operating expenses for the nine- and three-month periods ended September 30, 2016 and 2015 is illustrated in the following table.

	Expense as % of Total Other Operating Expenses		Expense as % of Total Other Operating Expenses
	For the Nine months ended		For the Three months ended
	September 30,		September 30,
	2016	2015	2016	2015
Salaries and employee benefits	53%	52%	53%	56%
FDIC premiums	3%	5%	1%	5%
Occupancy, equipment and data processing	20%	20%	20%	22%
Professional Services	3%	4%	3%	2%
Other real estate owned	2%	3%	4%	0%
Other	19%	16%	19%	15%
	100%	100%	100%	100%

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

The effective tax rate for the first nine months of 2016 was 27.6%, compared to an effective tax rate of 23.1% for the first nine months of 2015. Our effective income tax rates differed from the 35% federal statutory rate due to the effects of tax-exempt income on loans, securities and bank-owned life insurance, as well as the low income housing tax credits.

FINANCIAL CONDITION

Balance Sheet Overview

When compared to December 31, 2015, total assets at September 30, 2016 remained stable at $1.3 billion. During the first nine months of 2016, cash and interest-bearing deposits in other banks increased $13.9 million, the investment portfolio decreased $29.4 million, and gross loans increased $23.5 million. Total liabilities increased by $20.7 million during the first nine months of 2016 due primarily to an increase in deposits of $20.4 million. Comparing September 30, 2016 to December 31, 2015, shareholders’ equity decreased $6.0 million as a result of First United Corporation’s redemption of $10.0 million of its outstanding shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, in February 2016, offset partially by $4.3 million in earnings during the first nine months of 2016.

Loan Portfolio

The following table presents the composition of our loan portfolio at the dates indicated:

(dollars in thousands)	September 30, 2016		December 31, 2015
Commercial real estate	$292,587	33%	$280,505	32%
Acquisition and development	111,591	12%	110,986	13%
Commercial and industrial	75,597	8%	73,853	8%
Residential mortgage	398,469	44%	388,739	44%
Consumer	24,245	3%	24,940	3%
Total Loans	$902,489	100%	$879,023	100%

Comparing September 30, 2016 to December 31, 2015, outstanding loans increased by $23.5 million (2.67%), commercial real estate (“CRE”) loans increased $12.0 million due to several new large relationships booked during the first nine months, acquisition and development (“A&D”) loans increased $.6 million, commercial and industrial (“C&I”) loans increased $1.7 million, residential mortgages increased by $9.7 million primarily due to new loans booked in our 5/1 and 7/1 ARM programs, and the consumer portfolio decreased by $.7 million. Approximately 37% of the commercial loan portfolio was collateralized by real estate at September 30, 2016, compared to 39% at December 31, 2015.

Risk Elements of Loan Portfolio

The following table presents the risk elements of our loan portfolio at the dates indicated. Management is not aware of any potential problem loans other than those listed in this table or discussed below.

(dollars in thousands)	September 30, 2016	% of Applicable Portfolio	December 31, 2015	% of Applicable Portfolio
Non-accrual loans:
Commercial real estate	$15,534	5.31%	$11,282	4.00%
Acquisition and development	46	0.04%	1,817	1.60%
Commercial and industrial	0	0.00%	185	0.30%
Residential mortgage	2,564	0.64%	2,214	0.60%
Consumer	0	0.00%	0	0.00%
Total non-accrual loans	$18,144	2.01%	$15,498	1.76%

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0		$0
Acquisition and development	189		0
Commercial and industrial	12		0
Residential mortgage	233		998
Consumer	5		27
Total loans past due 90 days or more	$439		$1,025

Total non-accrual and accruing loans past due 90 days or more	$18,583		$16,523

Restructured Loans (TDRs):
Performing	$8,100		$8,168
Non-accrual (included above)	1,666		5,851
Total TDRs	$9,766		$14,019

Other real estate owned	$10,259		$6,883

Impaired loans without a valuation allowance	$18,067		$20,940
Impaired loans with a valuation allowance	11,127		3,868
Total impaired loans	$29,194		$24,808

Valuation allowance related to impaired loans	$2,188		$1,157

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $11.0 million at September 30, 2016 and $9.3 million at December 31, 2015. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $1.8 million during the nine months ended September 30, 2016, due to the addition three loans totaling $1.9 million from one relationship with an equipment company.

The following table presents the details of impaired loans that are TDRs by class at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
(in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$388	3	$399
All other CRE	3	3,077	2	2,965
Acquisition and development
1-4 family residential construction	1	582	1	700
All other A&D	2	1,912	2	1,980
Commercial and industrial	2	767	2	890
Residential mortgage
Residential mortgage – term	8	1,374	5	1,234
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	19	$8,100	15	$8,168

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	3	1,611	5	3,520
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	4	1,721
Commercial and industrial	0	0	1	169
Residential mortgage
Residential mortgage – term	1	55	4	441
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	4	1,666	14	5,851
Total TDRs	23	$9,766	29	$14,019

The level of TDRs decreased $4.2 million during the nine months ended September 30, 2016. Four loans totaling $.4 million were added to performing TDRs, and three loan already in performing TDRs were re-modified. There were 10 non-accrual loans totaling $3.6 million that were transferred to OREO during the nine months ended September 30, 2016. Additionally, $1.0 million in net principal payments were received during the same time period.

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

The following table presents a summary of the activity in the ALL for the nine months ended September 30:

(dollars in thousands)	2016	2015
Balance, January 1	$11,922	$12,065
Charge-offs:
Commercial real estate	(2,632)	(295)
Acquisition and development	(78)	(256)
Commercial and industrial	(518)	0
Residential mortgage	(516)	(200)
Consumer	(237)	(247)
Total charge-offs	(3,981)	(998)
Recoveries:
Commercial real estate	85	66
Acquisition and development	1,278	100
Commercial and industrial	45	24
Residential mortgage	373	162
Consumer	114	166
Total recoveries	1,895	518
Net credit losses	(2,086)	(480)
Provision for loan losses	2,208	626
Balance at end of period	$12,044	$12,211

Allowance for loan losses to gross loans outstanding (as %)	1.33%	1.45%
Net charge-offs to average loans outstanding during the period, annualized (as %)	0.31%	0.08%

The ALL increased slightly to $12.0 million at September 30, 2016, from $11.9 million at December 31, 2015. The provision for loan losses increased to $2.2 million for the first nine months of 2016, compared to $.6 million for the same period of 2015. Net charge-offs increased to $2.1 million for the nine months ended September 30, 2016, compared to $.5 million for the nine months ended September 30, 2015. The ratio of the ALL to loans outstanding was 1.33% at September 30, 2016, 1.36% at December 31, 2015, and 1.45% at September 30, 2015.

The ratio of net charge-offs to average loans for the nine months ended September 30, 2016 was an annualized .31%, compared to an annualized .08% for the same period in 2015 and .14% for the year ended December 31, 2015. The CRE portfolio had an annualized net charge-off rate as of September 30, 2016 of 1.24%, compared to an annualized net charge-off rate of .05% as of December 31, 2015. This increase in charge-offs is related to a $1.7 million charge-off on one loan due to reduced appraised value on the property. The A&D loans improved to an annualized net recovery rate as of September 30, 2016 of 1.52%, compared to an annualized net charge-off rate of .79% as of December 31, 2015. This improvement was due primarily to obtaining new appraisals on properties that secure a large loan relationship. The ratio for C&I loans had a net charge-off rate of .75% as of September 30, 2016, compared to no charge-offs as of December 31, 2015. The residential mortgage ratios were a net charge-off rate of .05% as of September 30, 2016 and a net charge-off rate of .02% as of December 31, 2015, and the consumer loan ratios were net charge-off rates of .68% and .40% as of September 30, 2016 and December 31, 2015, respectively.

Management believes that the ALL at September 30, 2016 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the Commercial real estate loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

Investment Securities

At September 30, 2016, the total amortized cost basis of the available-for-sale investment portfolio was $151.3 million, compared to a fair value of $148.0 million. Unrealized gains and losses on securities available-for-sale are reflected in accumulated other comprehensive loss, a component of shareholders’ equity. The amortized cost basis of the held to maturity portfolio was $98.4 million, compared to a fair value of $103.3 million.

The following table presents the composition of our securities portfolio at amortized cost and fair values at the dates indicated:

	September 30, 2016			December 31, 2015
	Amortized	Fair Value	FV as %	Amortized	Fair Value	FV as %
(dollars in thousands)	Cost	(FV)	of Total	Cost	(FV)	of Total
Securities Available-for-Sale:
U.S. government agencies	$25,000	$25,001	17%	$34,079	$33,964	20%
Residential mortgage-backed agencies	0	0	0%	14,285	14,170	8%
Commercial mortgage-backed agencies	56,191	57,010	39%	43,780	43,636	26%
Collateralized mortgage obligations	21,014	21,008	14%	9,690	9,610	6%
Obligations of state and political subdivisions	24,403	25,091	17%	45,949	46,641	27%
Collateralized debt obligations	24,721	19,927	13%	25,766	22,211	13%
Total available for sale	$151,329	$148,037	100%	$173,549	$170,232	100%
Securities Held to Maturity:
U.S. government agencies	$15,704	$16,839	17%	$24,704	$25,338	24%
Residential mortgage-backed agencies	52,784	53,995	52%	53,734	53,912	51%
Commercial mortgage-backed agencies	17,657	18,730	18%	18,078	18,232	17%
Collateralized mortgage obligations	5,255	5,280	5%	6,419	6,297	6%
Obligations of state and political subdivisions	6,987	8,442	8%	2,625	2,963	2%
Total held to maturity	$98,387	$103,286	100%	$105,560	$106,742	100%

Total investment securities available-for-sale decreased $22.2 million since December 31, 2015. This decline during the first nine months was due to sales of investments for loan funding as well as calls on investments. At September 30, 2016, the securities classified as available-for-sale included a net unrealized loss of $3.3 million, which represents the difference between the fair value and amortized cost of securities in the portfolio.

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

Approximately $128.1 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $1.5 million at September 30, 2016. The remaining $19.9 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs (Level 3 assets). The $4.8 million in net unrealized losses associated with this portfolio relates to 12 pooled trust preferred securities that comprise the CDO portfolio. Net unrealized losses of $1.5 million represent non-credit related OTTI charges on eight of the securities, while $3.3 million of unrealized losses relates to four securities which have had no credit related OTTI. The increases in unrealized losses on these securities were primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of these securities as of September 30, 2016:

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,340	913	(427)	C	635,775	12.03%	386,075	(10,197)	-2.64%	44 / 53
Preferred Term Security XVIII*	C	1,344	1,239	(105)	C	676,565	15.12%	363,656	(8,998)	-2.47%	45 / 62
Preferred Term Security XVIII	C	2,092	1,858	(234)	C	676,565	15.12%	363,656	(8,998)	-2.47%	45 / 62
Preferred Term Security XIX*	C	1,619	1,501	(118)	C	700,535	6.14%	515,303	10,208	1.98%	54 / 62
Preferred Term Security XIX*	C	972	901	(71)	C	700,535	6.14%	515,303	10,208	1.98%	54 / 62
Preferred Term Security XIX*	C	2,270	2,102	(168)	C	700,535	6.14%	515,303	10,208	1.98%	54 / 62
Preferred Term Security XIX*	C	972	901	(71)	C	700,535	6.14%	515,303	10,208	1.98%	54 / 62
Preferred Term Security XXII*	C-1	1,210	1,103	(107)	C	1,386,600	15.14%	923,324	12,792	1.39%	66 / 83
Preferred Term Security XXII*	C-1	3,023	2,757	(266)	C	1,386,600	15.14%	923,324	12,792	1.39%	66 / 83
Preferred Term Security XXIII	C-1	1,879	1,057	(822)	C	1,467,000	16.84%	853,185	45,227	5.30%	85 / 102
Preferred Term Security I-P-IV	B-1	3,000	2,098	(902)	CCC-	325,000	0.00%	154,950	38,045	24.55%	16 / 16
Preferred Term Security I-P-IV	B-1	5,000	3,497	(1,503)	CCC-	325,000	0.00%	154,950	38,045	24.55%	16 / 16

Total Level 3 Securities Available for Sale		24,721	19,927	(4,794)

* Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities allow their issuers to defer dividend payments for up to 20 quarters. Some of the issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments ranging from 0.00% to 16.84% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of September 30, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities, or any securities other than those issued or guaranteed by the U.S. Department of the Treasury (the “Treasury”), are very depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (a) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at September 30, 2016, (b) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (c) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management relies on an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio. Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2015 and September 30, 2016.

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

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no securities had credit-related OTTI during the first nine months of 2016.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that none of these CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of September 30, 2016, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

Deposits

The following table presents the composition of our deposits at the dates indicated:

(dollars in thousands)	September 30, 2016		December 31, 2015
Non-interest bearing demand deposits:
Retail	$221,650	21.7%	$204,569	20.5%
Interest-bearing deposits:
Demand	175,851	17.3%	176,084	17.6%
Money Market:
Retail	155,700	15.3%	160,597	16.1%
Brokered/ICS	73,127	7.2%	62,197	6.2%
Savings deposits	150,966	14.8%	140,772	14.1%
Time deposits less than $100,000:
Retail	119,895	11.7%	129,324	13.0%
Brokered/CDARS	377	0.0%	434	0.0%
Time deposits $100,000 or more:
Retail	119,054	11.7%	122,123	12.2%
Brokered/CDARS	2,565	0.3%	2,694	0.3%
Total Deposits	$1,019,185	100%	$998,794	100%

Total deposits increased $20.4 million during the first nine months of 2016 when compared to deposits at December 31, 2015. With the continued focus of our retail staff to change the mix of the deposit portfolio, we have seen increases in core deposits and reductions in certificates of deposit. Non-interest bearing deposits increased $17.1 million. Traditional savings accounts increased $10.2 million due to continued growth in our Prime Saver product. Total demand deposits decreased $.2 million and total money market accounts increased $6.0 million due to increased balances in our ICS money market account due primarily to a shift of trust department balances to the ICS product. Time deposits less than $100,000 declined $9.5 million and time deposits greater than $100,000 decreased $3.2 million.

Borrowed Funds

The following table presents the composition of our borrowings at the dates indicated:

	September 30,	December 31,
(in thousands)	2016	2015
Securities sold under agreements to repurchase	$35,785	$35,828
Total short-term borrowings	$35,785	$35,828

FHLB advances	$105,017	$105,807
Junior subordinated debt	41,730	41,730
Total long-term borrowings	$146,747	$147,537

Total short-term borrowings decreased by $43 thousand during the first nine months of 2016 due to a slight decrease in our Treasury Management product. Long-term borrowings decreased by $.8 million during the first nine months of 2016 due to scheduled monthly amortization of long-term advances and the maturity of a small edge advance.

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

At September 30, 2016, we were asset sensitive.

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

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified above under the heading “Liquidity Management”. At September 30, 2016, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $7.9 million available through a secured line of credit with the Fed Discount Window and approximately $149.3 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

The following table presents our capital ratios:

	September 30, 2016	December 31, 2015	Required for Capital Adequacy Purposes	Required to be Well Capitalized
Total Capital (to risk-weighted assets)
Consolidated	16.93%	17.37%	8.00%	10.00%
First United Bank & Trust	16.73%	16.24%	8.00%	10.00%

Tier 1 Capital (to risk-weighted assets)
Consolidated	14.69%	15.31%	6.00%	8.00%
First United Bank & Trust	15.48%	14.99%	6.00%	8.00%

Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	10.51%	9.92%	4.50%	6.50%
First United Bank & Trust	15.48%	14.99%	4.50%	6.50%

Tier 1 Capital (to average assets)
Consolidated	10.77%	11.51%	4.00%	5.00%
First United Bank & Trust	10.99%	10.52%	4.00%	5.00%

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Loan commitments are made to accommodate the financial needs of our customers. Letters of credit commit us to make payments on behalf of customers when certain specified future events occur. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to our normal credit policies. Loan commitments and letters of credit totaled $113.1 million and $1.7 million, respectively, at September 30, 2016, compared to $129.1 million and $1.6 million, respectively, at December 31, 2015. We are not a party to any other off-balance sheet arrangements.

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

An evaluation of the effectiveness of these disclosure controls as of September 30, 2016 was carried out under the supervision and with the participation of management, including the CEO and the CFO. Based on that evaluation, management, including the CEO and the CFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST UNITED CORPORATION

Date: November 7, 2016	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date November 7, 2016	/s/ Tonya K. Sturm
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

