Form 10-K/A
period 2015-12-31
FIRST UNITED CORP/MD/
filed 2017-01-26
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of First United Corporation on Form 10-K for the year ended December 31, 2015, which was initially filed with the Securities and Exchange Commission (the “SEC) on March 9, 2016 (the “Original Report”), is being filed to restate First United Corporation’s audited consolidated financial statements for the year ended December 31, 2015 contained therein and to make related revisions to certain other items of the Original Report. Specifically, Items 6, 7, 8 and 9A of Part II of the Original Report have been amended to correct the application of generally accepted accounting principles to the transfer of eight trust preferred securities from First United Bank & Trust to First United Corporation during the quarter ended December 31, 2015. The effects of the restatement are discussed in Note 2 to the restated audited consolidated financial statements included in Item 8 of Part II hereof. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by First United Corporation’s principal executive officer and principal accounting officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, so Item 15 of Part IV of the Original Report has also been amended.

Except as expressly provided above, this Amendment No. 1 on Form 10-K/A speaks as of the date of the Original Report and First United Corporation has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-K/A is subject to updating and supplementing as provided in First United Corporation’s reports filed with the SEC subsequent to the date on which the Original Report was filed.

[2]

First United Corporation

[3]

PART II

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data for each of the last five calendar years and is qualified in its entirety by the detailed information and financial statements, including notes thereto, included elsewhere or incorporated by reference in this annual report.

	2015
(Dollars in thousands, except for share data)	As Restated (a)	2014	2013	2012	2011
Balance Sheet Data
Total Assets	$1,323,458	$1,332,296	$1,334,046	$1,321,296	$1,391,350
Net Loans	867,101	827,926	796,646	858,782	919,214
Investment Securities	275,792	330,566	340,489	227,313	245,023
Deposits	998,794	981,323	977,403	976,884	1,027,784
Long-term Borrowings	147,537	182,606	182,672	182,735	207,044
Shareholders’ Equity	120,771	108,999	101,883	99,418	97,141

Operating Data
Interest Income	$45,032	$46,386	$49,914	$53,111	$59,496
Interest Expense	9,407	10,870	11,732	13,965	21,206
Net Interest Income	35,625	35,516	38,182	39,146	38,290
Provision for Loan Losses	1,054	2,513	380	9,390	9,157
Other Operating Income	24,992	12,907	13,137	13,658	14,993
Net Securities Impairment Losses	0	0	0	0	(19)
Net Gains – Other	1,016	1,053	229	1,708	2,302
Other Operating Expense	41,115	40,095	42,471	39,518	43,410
Income Before Taxes	19,464	6,868	8,697	5,604	3,018
Income Tax expense/(benefit)	6,473	1,271	2,222	913	(635)
Net Income	$12,991	$5,597	$6,475	$4,691	$3,653
Accumulated preferred stock dividend and discount accretion	(2,700)	(2,601)	(1,778)	(1,691)	(1,609)
Net income available to common shareholders	$10,291	$2,996	$4,697	$3,000	$2,044

Per Share Data
Basic and diluted net income per common share	$1.65	$0.48	$0.76	$0.48	$0.33
Book Value	14.51	13.30	11.49	11.14	10.80

Significant Ratios
Return on Average Assets	0.98%	0.42%	0.49%	0.34%	0.24%
Return on Average Equity	11.40%	5.07%	6.48%	4.79%	3.71%
Average Equity to Average Assets	8.69%	8.26%	7.52%	7.19%	6.55%
Total Risk-based Capital Ratio	17.21%	15.40%	15.33%	14.13%	13.05%
Tier I Capital to Risk Weighted Assets	15.24%	14.23%	13.71%	12.54%	11.30%
Tier I Capital to Average Assets	11.64%	11.29%	11.02%	10.32%	9.10%
Common Equity Tier I to Risk Weighted Assets	9.99%

a.	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

[4]

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2015 and 2014, which are included in Item 8 of Part II of this annual report.

Overview (As Restated)

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

Consolidated net income available to common shareholders was $10.30 million, as restated, for the year ended December 31, 2015, compared to $3.0 million for 2014. Basic and diluted net income per common share for the year ended December 31, 2015 were both $1.65, as restated, compared to basic and diluted net income per common share of $.48 for 2014. The increase in earnings for 2015 was primarily attributable to an $11.6 million recovery received in November 2015 from an arbitration settlement recorded in other income. In addition to the recovery, trust department earnings and debit card income both increased $.3 million. An increase of $1.4 million in salaries and benefits, primarily due to increased pension and health care costs, partially offset the increases to income. The net interest margin for the year ended December 31, 2015, on a fully tax equivalent (“FTE”) basis, increased to 3.04% from 3.00% for the year ended December 31, 2014.

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

[5]

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

Recent Developments and Other Factors Affecting our Results of Operations

Restatement of Previously Issued Financial Statements

As discussed further in Note 2 of the Notes to the audited consolidated financial statements contained in this Form 10-K/A, we are restating herein our audited consolidated financial statements for the year ended December 31, 2015.

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

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 8 to the Consolidated Financial Statements.

Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2015 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

[6]

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

[7]

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

Fair Value of Investments

We have determined the fair value of our investment securities in accordance with the requirements of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. We measure the fair market values of our investments based on the fair value hierarchy established in Topic 820. The determination of fair value of investments and other assets is discussed further in Note 25 to the Consolidated Financial Statements.

Pension Plan Assumptions

Our pension plan costs are calculated using actuarial concepts, as discussed within the requirements of ASC Topic 715, Compensation – Retirement Benefits. Pension expense and the determination of our projected pension liability are based upon two critical assumptions: the discount rate and the expected return on plan assets. We evaluate each of these critical assumptions annually. Other assumptions impact the determination of pension expense and the projected liability including the primary employee demographics, such as retirement patterns, employee turnover, mortality rates, and estimated employer compensation increases. These factors, along with the critical assumptions, are carefully reviewed by management each year in consultation with our pension plan consultants and actuaries. Further information about our pension plan assumptions, the plan’s funded status, and other plan information is included in Note 19 to the Consolidated Financial Statements.

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

[8]

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

[9]

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

[10]

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

[11]

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

Net gains of $1.0 million, as restated, were reported through other income for the year ended December 31, 2015, compared to net gains of $1.1 million for 2014.

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

Applicable Income Taxes (As Restated)

We recognized a tax expense of $6.5 million in 2015, as restated, compared to a net tax expense of $1.3 million in 2014. See the discussion under “Income Taxes” in Note 18 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.8 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

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

[12]

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

CONSOLIDATED BALANCE SHEET REVIEW

Overview (As Restated)

Total assets remained stable at $1.3 billion at December 31, 2015 and December 31, 2014. When comparing 2015 to 2014, cash and interest-bearing deposits in other banks increased $16.7 million, the investment portfolio decreased $54.8 million, and gross loans increased $39.0 million. We sold investments during 2015 in order to reduce interest rate volatility and to provide funding for higher yielding loans. OREO balances decreased $6.0 million due to sales of properties. BOLI increased $6.6 million, due primarily to new general account contracts purchased in the second quarter. Total liabilities decreased by $20.6 million for the year ended December 31, 2015 when compared to 2014 due primarily to a decrease of $35.1 million in long-term borrowings as a result of the repayment of a $30.0 million FHLB advance and the maturity of the $5.0 million subordinated debentures in March 2015. Comparing December 31, 2015 to December 31, 2014, shareholders’ equity increased $11.8 million as a result of the $10.3 million, as restated, in net income recorded for 2015 combined with a $1.3 million, as restated, decrease in accumulated other comprehensive loss.

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

[13]

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

[14]

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

[15]

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

[16]

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

[17]

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

[18]

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

[19]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2015			2014			2013
(In thousands)	Amortized Cost As Restated (a)	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. treasuries	$0	$0	0%	$29,607	$29,596	13%	$0	$0	0%
U.S. government agencies	34,079	33,964	20%	39,077	38,941	18%	97,242	92,035	27%
Residential mortgage-backed agencies	14,285	14,170	8%	45,175	45,273	21%	116,933	112,444	33%
Commercial mortgage-backed agencies	43,780	43,636	26%	26,007	25,957	12%	31,025	29,905	9%
Collateralized mortgage obligations	9,690	9,610	6%	8,611	8,707	4%	30,468	29,390	9%
Obligations of states and political subdivisions	45,949	46,641	27%	46,151	47,304	21%	55,505	55,277	17%
Collateralized debt obligations	29,287	22,211	13%	37,117	25,339	11%	37,146	17,538	5%
Total available for sale	$177,070	$170,232	100%	$231,745	$221,117	100%	$368,319	$336,589	100%
Securities Held to Maturity:
U.S. government agencies	$24,704	$25,338	24%	$24,520	$25,034	23%	$0	$0	0%
Residential mortgage-backed agencies	53,734	53,912	51%	58,400	59,008	53%	0	0	0%
Commercial mortgage-backed agencies	18,078	18,232	17%	16,425	16,737	15%	0	0	0%
Collateralized mortgage obligations	6,419	6,297	6%	7,379	7,384	7%	0	0	0%
Obligations of states and political subdivisions	2,625	2,963	2%	2,725	2,608	2%	3,900	3,590	100%
Total held to maturity	$105,560	$106,742	100%	$109,449	$110,771	100%	$3,900	$3,590	100%

a.	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

Total fair value of investment securities available-for-sale at December 31, 2015 decreased $50.9 million when compared to the fair value at December 31, 2014. At December 31, 2015, the securities classified as available-for-sale included a net unrealized loss of $6.8 million, as restated, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to our CDOs. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

As discussed in Note 25 to the Consolidated Financial Statements, we measure fair market values based on the fair value hierarchy established in ASC Topic 820, Fair Value Measurements and Disclosures. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Level 3 prices or valuation techniques require inputs that are both significant to the valuation assumptions and are not readily observable in the market (i.e. supported with little or no market activity). These Level 3 instruments are valued based on both observable and unobservable inputs derived from the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Approximately $148.0 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized gains of $.2 million at December 31, 2015. The remaining $22.2 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $7.1 million, as restated, in net unrealized losses associated with the CDO portfolio relates to 12 pooled trust preferred securities. Unrealized losses of $1.6 million represent non-credit related OTTI charges on one of the securities, while $5.5 million of unrealized losses relates to three securities which has no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

[20]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2015 as restated.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				Security Credit Status
Deal	Class	Amortized Cost As Restated (a)	Fair Market Value	Unrealized Gain/(Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original Collateral	Performing Collateral	Collateral Support	Collateral Support as % of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,333	925	(408)	C	635,775	16.12%	373,075	(42,263)	-11.33%	42/55
Preferred Term Security XVIII*	C	2,146	1,473	(673)	C	676,565	19.56%	351,850	(34,238)	-9.73%	45/64
Preferred Term Security XVIII	C	2,937	2,210	(727)	C	676,565	19.56%	351,850	(34,238)	-9.73%	45/64
Preferred Term Security XIX*	C	2,111	1,828	(283)	C	700,535	8.99%	496,226	(19,785)	-3.99%	53/62
Preferred Term Security XIX*	C	1,257	1,096	(161)	C	700,535	8.99%	496,226	(19,785)	-3.99%	53/62
Preferred Term Security XIX*	C	2,903	2,558	(345)	C	700,535	8.99%	496,226	(19,875)	-4.01%	53/62
Preferred Term Security XIX*	C	1,259	1,096	(163)	C	700,535	8.99%	496,226	(19,785)	-3.99%	53/62
Preferred Term Security XXII*	C-1	1,552	1,218	(334)	C	1,386,600	16.37%	913,615	(9,406)	-1.03%	65/85
Preferred Term Security XXII*	C-1	3,879	3,044	(835)	C	1,386,600	16.37%	913,615	(9,406)	-1.03%	65/85
Preferred Term Security XXIII	C-1	1,910	1,110	(800)	C	1,467,000	17.38%	861,185	19,565	2.27%	84/103
Preferred Term Security I-P-IV	B-1	3,000	2,120	(880)	CCC-	325,000	0.00%	156,250	36,828	23.57%	16/16
Preferred Term Security I-P-IV	B-1	5,000	3,533	(1,467)	CCC-	325,000	0.00%	156,250	36,828	23.57%	16/16

Total Level 3 Securities Available for Sale		29,287	22,211	(7,076)

* Security has been deemed other-than-ternporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

a.	Certain previously reported amounts have been restated to correct an error in the financial statements. See Footnote 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

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

[21]

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

[22]

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

[23]

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

[24]

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

As of December 31, 2015, we had additional borrowing capacity with the FHLB totaling $104.2 million, an additional $70.0 million of unused lines of credit with various financial institutions, $17.2 million of an unused secured line of credit with the Federal Reserve Bank and approximately $102.1 million available through wholesale money market funds. See Note 13 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources (As Restated)

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

[25]

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

At December 31, 2015, the Corporation’s total risk-based capital ratio was 17.21%, as restated, and the Bank’s total risk-based capital ratio was 16.29%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2014 were 15.40% and 15.60%, respectively. The increase for the Corporation in 2015 was due to a change in composition of risk based assets as well as the effect of current period net income.

At the Bank level, the ratios increased from December 31, 2014 to December 31, 2015 because of the Bank’s current period earnings for 2015.

As of December 31, 2015, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 5 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

[26]

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

[27]

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

[28]

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

[29]

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

As discussed in Note 2 to the financial statements, the 2015 financial statements have been restated to correct a misstatement.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 9, 2016 (January 24, 2017 as to the effects of the restatement discussed in Note 2)

[30]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2015	2014
	(As Restated – Note 2)
Assets
Cash and due from banks	$50,188	$27,554
Interest bearing deposits in banks	1,953	7,897
Cash and cash equivalents	52,141	35,451
Investment securities – available-for-sale (at fair value)	170,232	221,117
Investment securities – held to maturity (fair value of $106,742 at
December 31, 2015 and $110,771 at December 31, 2014, respectively)	105,560	109,449
Restricted investment in bank stock, at cost	5,904	7,524
Loans	879,023	839,991
Allowance for loan losses	(11,922)	(12,065)
Net loans	867,101	827,926
Premises and equipment, net	25,198	25,629
Goodwill	11,004	11,004
Bank owned life insurance	40,150	33,504
Deferred tax assets	19,790	25,907
Other real estate owned	6,883	12,932
Accrued interest receivable and other assets	19,495	21,853
Total Assets	$1,323,458	$1,332,296

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$204,569	$201,188
Interest bearing deposits	794,225	780,135
Total deposits	998,794	981,323

Short-term borrowings	35,828	39,801
Long-term borrowings	147,537	182,606
Accrued interest payable and other liabilities	20,528	19,567
Total Liabilities	1,202,687	1,223,297

Shareholders’ Equity:
Preferred stock – no par value;
Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 5% cumulative increasing to 9% cumulative on February 15, 2014, were issued and outstanding on December 31, 2015 and 2014	30,000	30,000

Common Stock – par value $.01 per share;
Authorized 25,000 shares; issued and outstanding 6,255 shares at December 31, 2015 and 6,228 shares at December 31, 2014	63	62
Surplus	21,986	21,795
Retained earnings	87,666	77,375
Accumulated other comprehensive loss	(18,944)	(20,233)
Total Shareholders’ Equity	120,771	108,999
Total Liabilities and Shareholders’ Equity	$1,323,458	$1,332,296

See notes to consolidated financial statements

[31]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014
	(As Restated – Note 2)
Interest income
Interest and fees on loans	$37,165	$37,486
Interest on investment securities
Taxable	6,248	6,981
Exempt from federal income tax	1,264	1,542
Total investment income	7,512	8,523
Other	355	377
Total interest income	45,032	46,386
Interest expense
Interest on deposits	3,905	4,603
Interest on short-term borrowings	58	63
Interest on long-term borrowings	5,444	6,204
Total interest expense	9,407	10,870
Net interest income	35,625	35,516
Provision for loan losses	1,054	2,513
Net interest income after provision for loan losses	34,571	33,003
Other operating income
Net gains	1,016	1,053
Service charges	2,995	2,933
Trust department	5,641	5,343
Debit card income	2,300	2,034
Bank owned life insurance	1,146	1,392
Brokerage commissions	887	800
Other income- recovery	11,572	0
Other	451	405
Total other income	24,992	12,907
Total other operating income	26,008	13,960
Other operating expenses
Salaries and employee benefits	20,912	19,518
FDIC premiums	1,870	1,842
Equipment	2,544	2,508
Occupancy	2,479	2,468
Data processing	3,429	3,198
Professional services	1,674	1,287
Other real estate owned expenses	1,899	2,318
Contract labor	607	669
Line rentals	633	656
Other	5,068	5,631
Total other operating expenses	41,115	40,095
Income before income tax expense	19,464	6,868
Provision for income tax expense	6,473	1,271
Net Income	12,991	5,597
Accumulated preferred stock dividends and discount accretion	(2,700)	(2,601)
Net Income Available to Common Shareholders	$10,291	$2,996
Basic and diluted net income per common share	$1.65	$0.48
Weighted average number of basic and diluted shares outstanding	6,248,830	6,222,440

See notes to consolidated financial statements

[32]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands, except per share data)

	Year Ended
	December 31,
Comprehensive Income	2015	2014
	(As Restated – Note 2)
Net Income	$12,991	$5,597

Other comprehensive income, net of tax and reclassification adjustments:
Net unrealized gains on investments with OTTI	1,737	3,944

Net unrealized gains on all other AFS securities	531	8,737

Net unrealized gains/(losses) on HTM securities	284	(2,255)

Net unrealized gains on cash flow hedges	80	155

Net unrealized losses on pension plan liability	(1,271)	(6,304)

Net unrealized losses on SERP liability	(72)	(297)

Other comprehensive income, net of tax	1,289	3,980

Comprehensive Income	$14,280	$9,577

See notes to consolidated financial statements

[33]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at January 1, 2014	$29,994	$62	$21,661	$74,379	$(24,213)	$101,883

Net income				5,597		5,597
Other comprehensive income					3,980	3,980
Stock based compensation			134			134
Preferred stock discount accretion	6			(6)		0
Preferred stock dividends deferred				(2,595)		(2,595)

Balance at December 31, 2014	30,000	62	21,795	77,375	(20,233)	108,999

Net income, (As Restated- Note 2)				12,991		12,991
Other comprehensive income					1,289	1,289
Stock based compensation		1	191			192
Preferred stock dividends paid				(2,700)		(2,700)

Balance at December 31, 2015 (As Restated- Note 2)	$30,000	$63	$21,986	$87,666	$(18,944)	$120,771

See notes to consolidated financial statements

[34]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014
	(As Restated – Note 2)
Operating activities
Net income	$12,991	$5,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,054	2,513
Depreciation	1,768	1,938
Stock compensation	191	134
(Gain)/loss on sales of other real estate owned	(753)	944
Write-downs of other real estate owned	1,997	920
Gain on loan sales	(57)	(52)
Loss on disposal of fixed assets	3	58
Net amortization of investment securities discounts and premiums- AFS	659	215
Net amortization of investment securities discounts and premiums- HTM	73	33
Net (gain)/ loss on sales of investment securities – available-for-sale	(962)	41
Gain on sales of investment securities – held for trading	0	(1,100)
Amortization of deferred loan fees	(554)	(525)
Decrease in accrued interest receivable and other assets	4,223	6,993
Deferred tax expense	3,855	636
Decrease in accrued interest payable and other liabilities	(1,143)	(13,066)
Earnings on bank owned life insurance	(1,146)	(1,392)
Net cash provided by operating activities	22,199	3,887
Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	42,020	125,720
Proceeds from maturities/calls of investment securities held-to-maturity	7,525	4,927
Proceeds from sales of investment securities available-for-sale	60,598	56,838
Proceeds from sales of investment securities held for trading	0	1,100
Purchases of investment securities available-for-sale	(47,640)	(153,924)
Purchases of investment securities held-to-maturity	(3,709)	(6,575)
Proceeds from sales of other real estate owned	6,190	6,291
Proceeds from loan sales	6,433	5,946
Proceeds from disposal of fixed assets	31	0
Purchase of BOLI policy	(5,500)	0
Proceeds from BOLI death benefit	0	844
Net decrease in FHLB stock	1,620	389
Net increase in loans	(47,436)	(43,218)
Purchases of premises and equipment	(1,371)	(720)
Net cash provided by/(used in) investing activities	18,761	(2,382)
Financing activities
Net increase in deposits	17,471	3,920
Preferred stock dividends paid	(2,700)	(9,096)
Common Stock grants	1	0
Net decrease in short-term borrowings	(3,973)	(3,875)
Payments on long-term borrowings	(35,069)	(66)
Net cash used in financing activities	(24,270)	(9,117)
Increase/(decrease) in cash and cash equivalents	16,690	(7,612)
Cash and cash equivalents at beginning of the year	35,451	43,063
Cash and cash equivalents at end of period	$52,141	$35,451
Supplemental information
Interest paid	$9,811	$17,635
Taxes paid	$125	$0
Non-cash investing activities:
Transfers from loans to other real estate owned	$1,385	$4,056
Transfers from securities available for sale to held-to-maturity	$0	$103,934

See notes to consolidated financial statements

[35]

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

[36]

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2015, approximately 13%, or $110.0 million, of total loans were secured by real estate acquisition, construction and development projects, with $106.0 million performing according to their contractual terms and $4.0 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. Of the $4.0 million in impaired loans, $3.0 million were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $1.0 million were classified as non-performing loans at December 31, 2015. Additionally, loans collateralized by commercial rental properties represent 15% of the total loan portfolio as of December 31, 2015. Note 7 discusses the types of securities in which the Corporation invests and Note 8 discusses the Corporation’s lending activities.

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

[37]

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

[38]

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

Defined Benefit Plans

The defined benefit pension plan and supplemental executive retirement plan are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. Under the provisions of Topic 715, the defined benefit pension plan and the supplemental executive retirement plan are recognized as liabilities in the Consolidated Statement of Financial Condition, and unrecognized net actuarial losses, prior service costs and a net transition asset are recognized as a separate component of other comprehensive loss, net of tax. Actuarial gains and losses in excess of 10 percent of the greater of plan assets or the pension benefit obligation are amortized over a blend of future service of active employees and life expectancy of inactive participants. Refer to Note 19 for a further discussion of the pension plan and supplemental executive retirement plan obligations.

Statement of Cash Flows

Cash and cash equivalents are defined as cash and due from banks and interest bearing deposits in banks in the Consolidated Statement of Cash Flows.

[39]

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

[40]

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

[41]

In June 2014, the FASB issued ASU 2014-11, Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures, an amendment of ASC Topic 860, Transfers and Servicing. The amendments in ASU 2014-11 require repurchase-to-maturity transactions to be accounted for as secured borrowing transactions on the balance sheet, rather than sales; and for repurchase financing arrangements, require separate accounting for a transfer of a financial asset executed contemporaneously with (or in contemplation of) a repurchase agreement with the same counterparty, which also will generally result in secured borrowing accounting for the repurchase agreement. The ASU also introduces new disclosures to increase transparency about the types of collateral pledged for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings, and requires a transferor to disclose information about transactions accounted for as a sale in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets through an agreement with the transferee. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-11, with no material impact on the Corporation’s financial condition or results of operations. The disclosures required by the ASU are found in Note 13.

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

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, which provides amendments and guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. Additional disclosure requirements are applicable to all reporting entities, regardless of whether the election is made. On January 1, 2015, the Corporation adopted the amendments in ASU 2014-01. As of that date, the Corporation had a single investment in a flow-through limited liability entity that invests in an affordable housing project, for which it currently utilizes the effective yield method to account for its investment. As permitted by the ASU, the Corporation did not change its method of accounting. The disclosures required by the ASU are found in Note 16.

[42]

2.	Correction of Error in Comparative Financial Statements

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company identified errors in its historical financial statements, including for the year ended December 31, 2015. Accordingly, the Company has restated the consolidated financial statements for the year ended December 31, 2015 to reflect the error corrections, the most significant of which are as follows:

Item 8 of Part II of this Amendment No. 1 on Form 10-K/A includes audited consolidated financial statements for the year ended December 31, 2015 that have been restated to correct the manner in which the Corporation originally accounted for the Bank’s transfer of eight pooled trust preferred securities to the Corporation in the fourth quarter of 2015.

The audited consolidated financial statements for the year ended December 31, 2015 that were included in the Corporation’s Annual Report on Form 10-K for the year then ended (the “Original Financial Statements”) reflected a realized loss of $3.5 million related to the transfer, or $2.1 million net of tax, in the quarter ended December 31, 2015. The Corporation originally concluded, applying the accounting guidance found in ASC Topic 845, Nonmonetary Transactions, that the transfer was a nonreciprocal transfer from an entity (the Bank) to its owner (the Corporation) of nonmonetary assets that should be accounted for using the fair values of the transferred securities, resulting in a loss at the Bank in an amount equal to the difference between the carrying amounts of the securities and the fair values of the securities. After further consideration and review of relevant accounting guidance, including ASC Subtopic 805-50, Transactions Between Entities Under Common Control, the Corporation has now concluded that on a consolidated basis the loss should not have been realized and these securities should have been recorded at their carrying amounts in the accounts of the transferring entity (the Bank) at the date of transfer.

The correction requires the loss to be carried as an unrealized loss within Accumulated Other Comprehensive Loss, with the primary effect being that the amount reported as Net Income Before Income Taxes increased to $19.4 million from $15.9 million and Net Income Available to Common Shareholders for the year ended December 31, 2015 has increased to $10.3 million from the $8.2 million reported in the Consolidated Statement of Income that was included in the Original Financial Statements (the “Original Income Statement”). The correction also changed the amount reported under “Other Income - Net (losses)/gains” in the Original Income Statement from a loss of $2.5 million to a gain of $1.0 million. This resulted in the “Net Income Available to Common Shareholders - Basic and diluted net income per common share” in the Original Income Statement has increased from $1.31 to $1.65. Total Shareholders’ Equity at December 31, 2015, as reported in the Consolidated Statement of Financial Condition included in the Original Financial Statements, remains unchanged, as the correction resulted in a shift between Retained Earnings and Accumulated Other Comprehensive Loss. Finally, the amortized cost basis of the collateralized debt obligations increased from $25.8 million to $29.3 million. More detailed information regarding the correction is provided below.

In addition to the restatement of the Company’s consolidated financial statements, certain information within the following notes to the consolidated financial statements has been restated to reflect the corrections of errors discussed above as well as other related changes and/or to add disclosure language as appropriate.

Note 3.	Earnings Per Common Share
Note 4.	Net Gains
Note 5.	Regulatory Capital Requirements
Note 7.	Investment Securities
Note 17.	Accumulated Other Comprehensive Loss
Note 18.	Income Taxes
Note 25.	Fair Value of Financial Instruments
Note 28.	Parent Company Only Financial Statements

[43]

Effects of the Restatement:

The following tables summarize the effect of the restatement on certain key items of the Original Financial Statements:

	December 31, 2015	December 31, 2015
	As Restated	Original	Change

Item 6: Selected Financial Data
Net Gains- Other	$1,016	$(2,505)	$3,521
Income Before Taxes	19,464	15,943	3,521
Income Tax expense/(benefit)	6,473	5,067	1,406
Net Income	12,991	10,876	2,115
Net Income available to common shareholders	10,291	8,176	2,115
Basic & Diluted Net Income per common share	1.65	1.31	0.34
Return on Average Assets	0.98%	0.82%	0.16
Return on Average Equity	11.40%	9.54%	1.86
Total Risk-based Capital Ratio	17.21%	17.37%	(0.16)
Tier I Capital to Risk Weighted Assets	15.24%	15.31%	(0.07)
Tier I Capital to Average Assets	11.64%	11.51%	0.13
Common Equity Tier I to Risk Weighted Assets	9.99%	9.92%	0.07

Item 8: Financial Statement- Balance Sheet
Retained Earnings	$87,666	$85,551	$2,115
Accumulated Other Comprehensive Loss	(18,944)	(16,829)	(2,115)

Item 8: Financial Statement - Income Statement
Net gains	$1,016	$(2,505)	$3,521
Total Other Operating Income	26,008	22,487	3,521
Income before taxes	19,464	15,943	3,521
Provision for income taxes	6,473	5,067	1,406
Net Income	12,991	10,876	2,115
Net Income Available to Common Shareholders	10,291	8,176	2,115
Basic & Diluted Net Income per common share	1.65	1.31	0.34

Item 8: Financial Statement - Comprehensive Income
Net Income	$12,991	$10,876	$2,115
Net Unrealized gains on investments with OTTI	1,737	3,213	(1,476)
Net Unrealized gains on all other AFS securities	531	1,170	(639)
Other Comprehensive Income	1,289	3,404	(2,115)

Item 8: Financial Statement - Changes in Shareholders Equity
Net Income - Retained Earnings	$12,991	$10,876	$2,115
Net Income - Total Shareholders Equity	12,991	10,876	2,115
Other Comprehensive Income - AOCL	1,289	3,404	(2,115)
Other Comprehensive Income - Total Shareholders Equity	1,289	3,404	(2,115)
Retained Earnings - Balance at December 31, 2015	87,666	85,551	2,115

[44]

	December 31, 2015	December 31, 2015
	As Restated	Original	Change

Item 8: Financial Statement - Cash Flows
Net Income	$12,991	$10,876	$2,115
Net (gain)/loss on investments - available for sale	(962)	2,559	(3,521)
Change in other assets	4,223	2,817	1,406

3.	Earnings Per Common Share (As Restated)

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

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2015 and 2014:

	2015			2014
(in thousands, except for per share amount)	Income	Average Shares	Per Share Amount	Income	Average Shares	Per Share Amount
Basic and Diluted Earnings Per Share:
Net income	$12,991			$5,597
Preferred stock dividends paid	(2,700)			(2,595)
Discount accretion on preferred stock	0			(6)
Net income available to common shareholders	$10,291	6,249	$1.65	$2,996	6,222	$0.48

[45]

4.	Net Gains (As Restated)

The following table summarizes the (loss)/gain activity for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Net (losses)/gains – other:
Available-for-sale securities:
Realized gains	$1,609	$427
Realized losses	(647)	(468)
Held-for-trading securities:
Realized gains	0	1,100
Gain on sale of consumer loans	57	52
Loss on disposal of fixed assets	(3)	(58)
Net (losses)/gains – other	$1,016	$1,053
Net (losses)/gains	$1,016	$1,053

5.	Regulatory Capital Requirements (As Restated)

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

[46]

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
Consolidated	$173,124	17.21%	$79,276	8.00%	$99,095	10.00%
First United Bank & Trust	149,775	16.29%	73,714	8.00%	92,143	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	153,283	15.24%	59,457	6.00%	79,276	8.00%
First United Bank & Trust	138,243	15.03%	55,286	6.00%	73,714	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	100,485	9.99%	44,593	4.50%	64,412	6.50%
First United Bank & Trust	138,243	15.03%	41,464	4.50%	59,893	6.50%
Tier 1 Capital (to average assets)
Consolidated	153,283	11.64%	52,833	4.00%	66,041	5.00%
First United Bank & Trust	138,243	10.53%	52,346	4.00%	65,432	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to risk-weighted assets)
Consolidated	$161,377	15.40%	$83,851	8.00%	$104,813	10.00%
First United Bank & Trust	162,550	15.60%	83,379	8.00%	104,224	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	149,130	14.23%	41,925	4.00%	62,888	6.00%
First United Bank & Trust	150,433	14.43%	41,689	4.00%	62,534	6.00%
Tier 1 Capital (to average assets)
Consolidated	149,130	11.29%	52,846	4.00%	66,057	5.00%
First United Bank & Trust	150,433	11.43%	52,642	4.00%	65,803	5.00%

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

[47]

6.	Cash and Cash Equivalents

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

(in thousands)	December 31, 2015	December 31, 2014
FHLB daily investments, interest rate of 0.25% (at December 31, 2015)	$742	$983
FTN daily investments, interest rate of 0.20% (at December 31, 2015)	200	850
M&T daily investments, interest rate of 0.15% (at December 31, 2015)	1,011	6,064
	$1,953	$7,897

7.	Investment Securities (As Restated)

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2015 as restated and December 31, 2015 and 2014:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2015
Available for Sale:
U.S. government agencies	$34,079	$14	$129	$33,964	$0
Residential mortgage-backed agencies	14,285	105	220	14,170	0
Commercial mortgage-backed agencies	43,780	52	196	43,636	0
Collateralized mortgage obligations	9,690	43	123	9,610	0
Obligations of states and political subdivisions	45,949	915	223	46,641	0
Collateralized debt obligations	29,287	0	7,076	22,211	(4,320)
Total available for sale	$177,070	$1,129	$7,976	$170,232	$(4,320)
Held to Maturity:
U.S. government agencies	$24,704	$634	$0	$25,338	$0
Residential mortgage-backed agencies	53,734	276	98	53,912	0
Commercial mortgage-backed agencies	18,078	171	17	18,232	0
Collateralized mortgage obligations	6,419	0	122	6,297	0
Obligations of states and political subdivisions	2,625	338	0	2,963	0
Total held to maturity	$105,560	$1,419	$237	$106,742	$0

[48]

	AmortIzed Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2014 (in thousands)
Available for Sale:
U.S. treasuries	$29,607	$0	$11	$29,596	$0
U.S. government agencies	39,077	117	253	38,941	0
Residential mortgage-backed agencies	45,175	510	412	45,273	0
Commercial mortgage-backed agencies	26,007	53	103	25,957	0
Collateralized mortgage obligations	8,611	96	0	8,707	0
Obligations of states and political subdivisions	46,151	1,413	260	47,304	0
Collateralized debt obligations	37,117	1,155	12,933	25,339	6,143
Total available for sale	$231,745	3,344	13,972	221,117	6,143
Held to Maturity:
U.S. government agencies	$24,520	$514	$0	$25,034	$0
Residential mortgage-backed agencies	58,400	613	5	59,008	0
Commercial mortgage-backed agencies	16,425	312	0	16,737	0
Collateralized mortgage obligations	7,379	5	0	7,384	0
Obligations of states and political subdivisions	2,725	0	117	2,608	0
Total held to maturity	$109,449	$1,444	$122	$110,771	$0

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2015 and 2014 are as follows:

(in thousands)	2015	2014
Proceeds	$60,598	$56,838
Realized gains	1,609	427
Realized losses	647	468

[49]

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2015 and 2014:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
Available for Sale:
U.S. government agencies	$23,929	$129	$0	$0
Residential mortgage-backed agencies	0	0	8,051	220
Commercial mortgage-backed agencies	25,858	196	0	0
Collateralized mortgage obligations	5,299	123	0	0
Obligations of states and political subdivisions	11,537	104	4,048	119
Collateralized debt obligations	0	0	22,211	7,076
Total available for sale	$66,623	$552	$34,310	$7,415
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	11,085	98	0	0
Commercial mortgage-backed agencies	9518	17	0	0
Collateralized mortgage obligations	6297	122	0	0
Obligations of states and political subdivisions	0	0	0	0
Total held to maturity	$26,900	$237	$0	$0

December 31, 2014
Available for Sale:
U.S. treasuries	$27,096	$11	$0	$0
U.S. government agencies	0	0	18,819	253
Residential mortgage-backed agencies	0	0	17,918	412
Commercial mortgage-backed agencies	12,298	97	973	6
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	8,981	260
Collateralized debt obligations	0	0	20,290	12,933
Total available for sale	$39,394	$108	$66,981	$13,864
Held to Maturity:
U.S. government agencies	$0	$0	$0	$0
Residential mortgage-backed agencies	3,850	5	0	0
Commercial mortgage-backed agencies	0	0	0	0
Collateralized mortgage obligations	0	0	0	0
Obligations of states and political subdivisions	0	0	2,608	117
Total held to maturity	$3,850	$5	$2,608	$117

[50]

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

Collateralized Debt Obligations – Available for Sale - The $7.1 million in unrealized losses greater than 12 months at December 31, 2015 relates to twelve pooled trust preferred securities that are included in the CDO portfolio. See Note 25 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during 2015. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

[51]

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

[52]

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

[53]

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2015 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due in one year or less	$0	$0
Due after one year through five years	37,577	37,593
Due after five years through ten years	16,147	16,676
Due after ten years	55,591	48,547
	109,315	102,816
Residential mortgage-backed agencies	14,285	14,170
Commercial mortgage-backed agencies	43,780	43,636
Collateralized mortgage obligations	9,690	9,610
Total available for sale	$177,070	$170,232
Held to Maturity:
Due after five years through ten years	$15,604	$16,116
Due after ten years	11,725	12,185
	27,329	28,301
Residential mortgage-backed agencies	53,734	53,912
Commercial mortgage-backed agencies	18,078	18,232
Collateralized mortgage obligations	6,419	6,297
Total held to maturity	$105,560	$106,742

At December 31, 2015 and 2014, investment securities with a value of $140.0 million and $192.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

8.	Loans and Related Allowance for Loan Losses

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

[54]

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

[55]

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

[56]

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

[57]

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

[58]

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

[59]

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

[60]

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

[61]

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

[62]

At December 31, 2015 and 2014, additional funds of up to $11,200 and $10,400, respectively, were committed to be advanced in connection with TDRs.

9.	Other Real Estate Owned

The following table presents the components of OREO as of December 31, 2015 and 2014:

(in thousands)	2015	2014
Commercial real estate	$1,520	$1,772
Acquisition and development	4,167	9,263
Residential mortgage	1,196	1,897
Total OREO	$6,883	$12,932

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
Balance January 1	$3,440	$4,047
Fair value write-down	1,997	920
Sales of OREO	(1,007)	(1,527)
Balance December 31	$4,430	$3,440

The following table presents the components of OREO expenses, net for the years ended December 31, 2015 and 2014:

(in thousands)	2015	2014
(Gains)/losses on real estate, net	$(753)	$944
Fair value write-down	1,997	920
Expenses, net	885	789
Rental and other income	(230)	(335)
Total OREO expenses, net	$1,899	$2,318

10.	Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2015 and 2014:

(in thousands)	2015	2014
Land	$7,304	$7,304
Land Improvements	1,210	1,210
Premises	25,272	25,112
Furniture and Equipment	16,824	16,343
Capital Lease	534	534
	51,144	50,503
Less accumulated depreciation	(25,946)	(24,874)
Total	$25,198	$25,629

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

Total building and land rental expense amounted to $.5 million in 2015 and 2014.

[63]

11.	Goodwill

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

[64]

The significant components of goodwill at December 31, 2015 and 2014 are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill:	$14,812	$(3,808)	$11,004

12.	Deposits

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

13.	Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2015 and 2014 with original maturities of less than one year:

(Dollars in thousands)	2015	2014
Securities sold under agreements to repurchase:
Outstanding at end of year	$35,828	$39,801
Weighted average interest rate at year end	0.16%	0.15%
Maximum amount outstanding as of any month end	$47,131	$53,819
Average amount outstanding	$35,908	$45,702
Approximate weighted average rate during the year	0.16%	0.13%

At December 31, 2015, the repurchase agreements were secured by $59.2 million in investment securities.

[65]

The following is a summary of long-term borrowings at December 31, 2015 and 2014 with original maturities exceeding one year:

(In thousands)	2015	2014
FHLB advances, bearing fixed interest rates ranging from 1.00% to 3.69% at December 31, 2015	$105,807	$135,876
Junior subordinated debt, bearing variable interest rate of 3.28% at December 31, 2015	30,929	35,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2015	10,801	10,801
Total long-term debt	$147,537	$182,606

At December 31, 2015, the long-term FHLB advances were secured by $223.0 million in loans.

The contractual maturities of long-term borrowings at December 31, 2015 and 2014 are as follows:

	2015
	Fixed	Floating		2014
(in thousands)	Rate	Rate	Total	Total
Due in 2015	$0	$0	$0	$35,000
Due in 2016	0	0	0	0
Due in 2017	0	0	0	0
Due in 2018	20,000	0	20,000	70,000
Due in 2019	0	0	0	0
Due in 2020	30,000	0	30,000	0
Thereafter	66,608	30,929	97,537	77,606
Total long-term debt	$116,608	$30,929	$147,537	$182,606

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

[66]

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

14.	Junior Subordinated Debentures and Restrictions on Dividends

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

The TPS Debentures issued to each of the Trusts represent the sole assets of that Trust, and payments of the TPS Debentures by First United Corporation are the only sources of cash flow for the Trust. First United Corporation has the right, without triggering a default, to defer interest on all of the TPS Debentures for up to 20 quarterly periods, in which case distributions on the preferred securities will also be deferred. Should this occur, the Corporation may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. Refer to Note 5 for further details.

In December 2010, the Board of Directors of First United Corporation voted to suspend the payment of cash dividends on the common stock starting in 2011 in connection with the above-mentioned deferral of dividends on the Series A Preferred Stock.

15.	Preferred Stock

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

[67]

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

16.	Variable Interest Entities

As noted in Note 14, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2015, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

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

[68]

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

At December 31, 2015 and December 31, 2014, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2015, the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2015	2014
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,844	$4,429
Maximum exposure to loss	3,844	4,429

[69]

17.	Accumulated Other Comprehensive Loss (“AOCL”) (As Restated)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2015, December 31, 2015 as restated and 2014:

	Investment	Investment
	securities-	securities-	Investment	Cash
(in thousands)	with OTTI AFS	all other AFS	securities- HTM	Flow Hedge	Pension Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2014	$(7,623)	$(11,292)	$0	$(274)	$(5,088)	$64	$(24,213)
Other comprehensive income/(loss) before reclassifications	4,349	8,712	(2,395)	155	(6,513)	(319)	3,989
Amounts reclassified from accumulated other comprehensive loss	(405)	25	140	0	209	22	(9)
Balance - December 31, 2014	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,793	705	0	80	(1,736)	(113)	729
Amounts reclassified from accumulated other comprehensive loss	(56)	(174)	284	0	465	41	560
Balance - December 31, 2015 (As Restated)	$(1,942)	$(2,024)	$(1,971)	$(39)	$(12,663)	$(305)	$(18,944)

[70]

The following tables present the components of other comprehensive income for the years ended December 31, 2015 and 2014:

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,985	$(1,192)	$1,793
Less: losses recognized in income	672	(268)	404
Less: accretable yield recognized in income	(580)	232	(348)
Net unrealized gains on investments with OTTI	2,893	(1,156)	1,737

Available for sale securities – all other:
Unrealized holding gains	1,174	(469)	705
Plus: gains recognized in income	290	(116)	174
Net unrealized gains on all other AFS securities	884	(353)	531

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(473)	189	(284)
Net unrealized gains on HTM securities	473	(189)	284

Cash flow hedges:
Unrealized holding gains	133	(53)	80

Pension Plan:
Unrealized net actuarial loss	(2,890)	1,154	(1,736)
Less: amortization of unrecognized loss	(781)	312	(469)
Less: amortization of transition asset	19	(8)	11
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(2,116)	845	(1,271)

SERP:
Unrealized net actuarial loss	(188)	75	(113)
Less: amortization of unrecognized loss	(49)	20	(29)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(119)	47	(72)
Other comprehensive income	$2,148	$(859)	$1,289

[71]

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2014
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$7,234	$(2,885)	$4,349
Less: accretable yield recognized in income	674	(269)	405
Net unrealized gains on investments with OTTI	6,560	(2,616)	3,944

Available for sale securities – all other:
Unrealized holding gains	14,501	(5,789)	8,712
Less: losses recognized in income	(41)	16	(25)
Net unrealized gains on all other AFS securities	14,542	(5,805)	8,737

Held to maturity securities:
Unrealized holding losses	(3,984)	1,589	(2,395)
Less: amortization recognized in income	(233)	93	(140)
Net unrealized losses on HTM securities	(3,751)	1,496	(2,255)

Cash flow hedges:
Unrealized holding gains	258	(103)	155

Pension Plan:
Unrealized net actuarial loss	(10,833)	4,320	(6,513)
Less: amortization of unrecognized loss	(374)	149	(225)
Less: amortization of transition asset	39	(16)	23
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(10,486)	4,182	(6,304)

SERP:
Unrealized net actuarial loss	(531)	212	(319)
Less: amortization of unrecognized loss	(17)	7	(10)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(494)	197	(297)
Other comprehensive income	$6,629	$(2,649)	$3,980

[72]

The following tables present the details of accumulated other comprehensive income components for the years ended December 31, 2015 and 2014:

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income 2015	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Losses recognized	$672	Net losses - other
Accretable Yield reversal	(580)	Interest income on taxable investment securities
Taxes	(36)	Tax benefit
	$56	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gains on sales	$290	Net gains - other
Taxes	(116)	Tax expense
	$174	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(473)	Interest income on taxable investment securities
Taxes	189	Tax benefit
	$(284)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(781)	Salaries and employee benefits
Amortization of transition asset	19	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	309	Tax benefit
	$(465)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(49)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	28	Tax benefit
	$(41)	Net of tax

Total reclassifications for the period	$(560)	Net of tax

[73]

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income 2014	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Accretable Yield	$674	Interest income on taxable investment securities
Taxes	(269)	Tax expense
	$405	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Losses on sales	$(41)	Net gains - other
Taxes	16	Tax benefit
	$(25)	Net of tax

Net unrealized losses on held to maturity investment securities:
Amortization	$(233)	Interest income on taxable investment securities
Taxes	93	Tax benefit
	$(140)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(374)	Salaries and employee benefits
Amortization of transition asset	39	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	138	Tax benefit
	$(209)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(17)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	15	Tax benefit
	$(22)	Net of tax

Total reclassifications for the period	$9	Net of tax

[74]

18.	Income Taxes (As Restated)

The provision for income taxes consists of the following for the years ended December 31, 2015 and 2014:

(In thousands)	2015	2014
Current Tax expense:
Federal	$585	$551
State	627	84
	$1,212	$635
Deferred tax expense:
Federal	$4,715	$334
State	546	302
	$5,261	$636
Income tax expense for the year	$6,473	$1,271

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(2.4)	(8.2)
Tax-exempt BOLI income	(2.1)	(7.1)
State income tax, net of federal tax benefit	4.9	5.2
Tax credits	(2.4)	(7.1)
Other	0.2	0.6
	33.2%	18.4%

[75]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2015 and 2014 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,760	$4,811
Deferred loan fees	137	58
Deferred compensation	901	800
Federal and state tax loss carry forwards	4,165	6,069
AMT and other carry forwards	4,304	3,462
Unrealized loss on investment securities	4,039	5,735
Pension/SERP	2,598	2,476
Other than temporary impairment on investment securities	1,251	5,100
Other real estate owned	1,769	1,388
Other	1,481	1,352
Total deferred tax assets	25,405	31,251
Valuation allowance	(1,794)	(1,658)
Total deferred tax assets less valuation allowance	23,611	29,593
Deferred tax liabilities:
Amortization of goodwill	(2,986)	(2,495)
Depreciation	(653)	(831)
Other	(182)	(360)
Total deferred tax liabilities	(3,821)	(3,686)
Net deferred tax assets	$19,790	$25,907

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

[76]

19.	Employee Benefit Plans

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

[77]

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

[78]

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

[79]

As of December 31, 2015 and 2014, the value of Pension Plan investments was as follows:

December 31, 2015

	Assets at Fair		Fair Value Hierarchy
(Dollars in thousands)	Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$2,260	5.8%	$2,260	$0
Fixed income securities:
U.S. Government and Agencies	131	0.3%	0	131
Taxable municipal bonds and notes	2,869	7.3%	0	2,869
Corporate bonds and notes	8,774	22.4%	0	8,774
Preferred stock	542	1.4%	0	542
Fixed income mutual funds	2,736	7.0%	2,736	0
Total fixed income	15,052	38.5%	2,736	12,316
Equities:
Large Cap	16,364	41.7%	16,364	0
Mid Cap	2,775	7.0%	2,775	0
Small Cap	1,061	2.7%	1,061	0
International	1,688	4.3%	1,688	0
Total equities	21,888	55.7%	21,888	0
Total market value	$39,200	100.0%	$26,884	$12,316

December 31, 2014

	Assets at Fair		Fair Value Hierarchy
(Dollars in thousands)	Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,043	2.7%	$1,043	$0
Fixed income securities:
U.S. Government and Agencies	613	1.6%	0	613
Taxable municipal bonds and notes	2,525	6.5%	0	2,525
Corporate bonds and notes	8,393	21.5%	0	8,393
Preferred stock	478	1.2%	0	478
Fixed income mutual funds	5,049	13.0%	5,049	0
Total fixed income	17,058	43.8%	5,049	12,009
Equities:
Large Cap	15,646	40.1%	15,646	0
Mid Cap	2,743	7.0%	2,743	0
Small Cap	1,305	3.4%	1,305	0
International	1,172	3.0%	1,172	0
Total equities	20,866	53.5%	0 20,866	0 0
Total market value	$38,967	100.0%	$26,958	$12,009

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

[80]

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

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$20
Net transition asset	0	0
Net actuarial loss	848	78
	$860	$98

[81]

20.	401(k) Profit Sharing Plan

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

21.	Federal Reserve Requirements

During 2013, the Federal Reserve modified its structure for institutions to calculate their reserve requirements with the Reserve Bank. Under these new calculations, the Bank was not required to maintain certain cash reserve levels as its vault cash exceeded the levels for reserve.

22.	Restrictions on Dividend Payments

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

In February 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly interest payments due to the Trusts in March 2014 and paying all deferred interest for prior quarters. In April 2014, First United Corporation received approval from the Reserve Bank to terminate this deferral by making the quarterly dividend payment due to the holders of the outstanding shares of Series A Preferred Stock in May 2014 and paying all unpaid dividends that accrued during the suspension period. See Note 14 for additional information about the current state of the deferral.

23.	Restrictions on Subsidiary Dividends, Loans or Advances

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

24.	Commitments and Contingent Liabilities

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

[82]

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

The following table is a summary of commitments as of December 31, 2015 and 2014:

(In thousands)	2015	2014
Loan commitments	$129,076	$103,019
Commercial letters of credit	1,587	877
Total	$130,663	$103,896

25.	Fair Value of Financial Instruments (As Restated)

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

[83]

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

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2015, the Corporation owned 12 pooled trust preferred securities with an amortized cost of $29.3 million and a fair value of $22.2 million. The market for these securities at December 31, 2015 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2015, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

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

[84]

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

[85]

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

[86]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2015 and 2014:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2015	$25,339	$(199)
Total gains/(losses) realized/unrealized:
Included in earnings	818	0
Included in other comprehensive income	(3,946)	133
Ending balance December 31, 2015	$22,211	$(66)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
		Cash Flow Hedge
Beginning balance January 1, 2014	17,538	$(457)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive income	7,801	258
Ending balance December 31, 2014	25,339	$(199)

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	0	$0

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

[87]

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

[88]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2015		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$50,188	$50,188	$50,188
Interest bearing deposits in banks	1,953	1,953	1,953
Investment securities - AFS	170,232	170,232		$148,021	$22,211
Investment securities - HTM	105,560	106,742		103,779	2,963
Restricted Bank stock	5,904	5,904		5,904
Loans, net	867,101	872,991			872,991
Accrued interest receivable	4,218	4,218		4,218

Financial Liabilities:
Deposits – non-maturity	744,219	744,219		744,219
Deposits – time deposits	254,575	258,267		258,267
Short-term borrowed funds	35,828	35,828		35,828
Long-term borrowed funds	147,537	151,562		151,562
Accrued interest payable	478	478		478
Financial derivative	66	66			66
Off balance sheet financial instruments	0	0	0

[89]

	December 31, 2014		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$27,554	$27,554	$27,554
Interest bearing deposits in banks	7,897	7,897	7,897
Investment securities - AFS	221,117	221,117		$195,778	$25,339
Investment securities - HTM	109,449	110,771		108,163	2,608
Restricted Bank stock	7,524	7,524		7,524
Loans, net	827,926	830,904			830,904
Accrued interest receivable	4,152	4,152		4,152

Financial Liabilities:
Deposits – non-maturity	689,581	689,581		689,581
Deposits – time deposits	291,742	296,713		296,713
Short-term borrowed funds	39,801	39,801		39,801
Long-term borrowed funds	182,606	187,143		187,143
Accrued interest payable	882	882		882
Financial derivative	199	199			199
Off balance sheet financial instruments	0	0	0

26.	Derivative Financial Instruments

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

[90]

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

27.	Assets and Liabilities Subject to Enforceable Master Netting Arrangements

Interest Rate Swap Agreements (“Swap Agreements”)

The Corporation has entered into interest rate swap agreements to modify the re-pricing characteristics of certain interest-bearing liabilities as a part of managing interest rate risk. The swap agreements have been designated as cash flow hedges, and accordingly, the fair value of the interest rate swap contracts is reported in Other Liabilities on the Consolidated Statement of Financial Condition. The swap agreements were entered into with a third party financial institution. The Corporation is party to master netting arrangements with its financial institution counterparty; however the Corporation does not offset assets and liabilities under these arrangements for financial statement presentation purposes. The master netting arrangements provide for a single net settlement of all swap agreements, as well as collateral, in the event of default on, or termination of, any one contract. Collateral, in the form of cash, is posted by the Corporation as the counterparty with net liability positions in accordance with contract thresholds. See Note 26 to the Consolidated Financial Statements for more information.

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

[91]

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2015 and December 31, 2014.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Interest Rate Swap Agreements	$66	$0	$66	$(66)	$0	$0

Repurchase Agreements	$35,828	$0	$35,828	$(35,828)	$0	$0
December 31, 2014
Interest Rate Swap Agreements	$199	$0	$199	$(199)	$0	$0

Repurchase Agreements	$39,801	$0	$39,801	$(39,801)	$0	$0

28.	Parent Company Only Financial Information (As Restated)

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2015	2014
Assets
Cash	$11,102	$1,036
Investment securities	14,522	0
Investment in bank subsidiary	132,809	150,209
Investment in non-bank subsidiaries	1,255	1,255
Other assets	5,403	5,872
Total Assets	$165,091	$158,372

Liabilities and Shareholder’s Equity
Accrued interest and other liabilities	$2,590	$2,643
Dividends payable	0	0
Junior subordinated debt	41,730	46,730
Shareholder’s equity	120,771	108,999
Total Liabilities and Shareholder’s Equity	$165,091	$158,372

[92]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2015	2014
Income:
Dividend income from bank subsidiary	$33,658	$10,972
Gain on investments	3,521	0
Other income	69	240
Total other income	3,590	240
Total Income	37,248	11,212

Expenses:
Interest expense	2,192	2,492
Other expenses	365	354
Total Expenses	2,557	2,846

Income before income taxes and equity in undistributed
net loss of subsidiaries	34,691	8,366
Applicable income tax (expense)/benefit	(975)	3,120
Net income before equity in undistributed net loss of subsidiaries	33,716	11,486

Equity in undistributed net loss of subsidiaries:
Bank	(20,725)	(5,870)
Non-bank	0	(19)
Net Income	$12,991	$5,597

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2015	2014
Net Income	$12,991	$5,597

Unrealized losses on AFS Securities, net of tax	(2,115)
Unrealized gains on cash flow hedges, net of tax	80	155

Other comprehensive income, net of tax	(2,035)	155

Comprehensive income	$10,956	$5,752

[93]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2015	2014
Operating Activities
Net Income	$12,991	$5,597
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Equity in undistributed net income of subsidiaries	6,203	5,889
Decrease/(increase) in other assets	470	(1,686)
Increase/(decrease) in accrued interest payable and other liabilities	(2,089)	(12,089)
Stock Compensation	191	134
Net cash provided by/(used in) operating activities	17,766	(2,155)

Investing Activities
Net investment in subsidiaries	0	2,761
Net cash provided by investing activities	0	2,761

Financing Activities
Dividends – common stock	0	0
Repayment of Long-term debt	(5,000)	0
Dividends - preferred stock paid	(2,700)	(2,595)
Net cash used in financing activities	(7,700)	(2,595)
Increase/(decrease) in cash and cash equivalents	10,066	(1,989)
Cash and cash equivalents at beginning of year	1,036	3,025
Cash and cash equivalents at end of year	$11,102	$1,036

Accumulated Other Comprehensive Income

Components of Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the period ended December 31, 2015
Available for Sale Securities:
Unrealized holding losses	$(3,521)	$1,406	$(2,115)
Cash flow hedges:
Unrealized holding gains	133	(53)	80

Other comprehensive income	$(3,388)	$1,353	$(2,035)

For the period ended December 31, 2014
Cash flow hedges:
Unrealized holding gains	$258	$(103)	$155

Other comprehensive income	$258	$(103)	$155

[94]

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Prior to March 9, 2016, an evaluation of the effectiveness of these disclosure controls as of December 31, 2015 was carried out under the supervision and with the participation of management, including the PEO and the PAO. Based on that evaluation, management, including the PEO and the PAO, concluded and disclosed in the Original Report that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level. As discussed in the Explanatory Note to this amended report and in Note 2 to the restated audited consolidated financial statements presented herein, however, management subsequently discovered that the Corporation’s audited financial statements for the year ended December 31, 2015 that were included in its Annual Report on Form 10-K for the year then ended, as filed with the SEC on March 9, 2016, did not reflect the correct accounting treatment of the Bank’s transfer, in the fourth quarter of 2015, of certain securities to the Corporation. The Corporation originally concluded, applying the accounting guidance found in ASC Topic 845, Nonmonetary Transactions, that the transfer was a nonreciprocal transfer from an entity (the Bank) to its owner (the Corporation) of nonmonetary assets that should be accounted for using the fair values of the transferred securities, resulting in a loss at the Bank in an amount equal to the difference between the carrying amounts of the securities and the fair values of the securities. After further consideration and review of relevant accounting guidance, including ASC Subtopic 805-50, Transactions Between Entities Under Common Control, the Corporation has now concluded that on a consolidated basis the loss should not have been realized and these securities should have been recorded at their carrying amounts in the accounts of the transferring entity (the Bank) at the date of transfer. Although management, including the PEO and the PAO, believes that the design of the internal controls over consolidation in 2015 was adequate, they believe that the error occurred in execution of those controls. As discussed in Management’s Report on Internal Control Over Financial Reporting contained on the following page, management has concluded, on account of this error, that the Corporation’s internal control over financial reporting was not effective as of December 31, 2015. In light of that conclusion, management, under the supervision and with the participation of the PEO and the PAO, has re-evaluated the Corporation’s disclosure controls and procedures as of December 31, 2015. Because of its conclusion that the Corporation’s internal control over financial reporting was not effective as of December 31, 2015, management, including the PEO and PAO, has determined that the Corporation’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015. Management has taken steps that it believes will ensure, to the extent reasonably possible, that this type of error will not occur in the future, including adding an additional level of review over all consolidating entries between the Corporation and the Bank.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, there was no change in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the Original Report included a report by management in which management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2015. In light of the restatement of the Corporation’s audited consolidated financial statements for the year ended December 31, 2015 and management’s conclusion discussed above that the Corporation’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2015, managmenet has re-evaluated its assessment of the Corporation’s internal control over financial reporting as of December 31, 2015. Management’s revised Report on Internal Control Over Financial Reporting is contained on the following page. The Corporation is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

[95]

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

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2015, First United Corporation’s internal control over financial reporting was not effective because of the accounting error discussed in Item 9A of Part II of the Corporation’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2015 under the heading, “Disclosure Controls and Procedures” (the “Disclosure Controls Assessment). To remediate the Corporation’s internal control over financial reporting, we have updated the Corporation’s accounting procedures to require an additional level of review over all consolidating entries between the Corporation and the Bank. Given the nature of the transaction discussed in the Disclosure Controls Assessment that gave rise to our effectiveness conclusion, we believe that the foregoing update should, subject to the inherent limitations applicable to any control system, be effective.

Dated: January 25, 2017

/s/ Carissa L. Rodeheaver	/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA, CFP	Tonya K. Sturm
Chairman of the Board, President	Senior Vice President and
and Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

[96]

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (2) and (c) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Financial Condition as of December 31, 2015 and 2014 (restated)

Consolidated Statement of Income for the years ended December 31, 2015 and 2014 (restated)

Consolidated Statement of Comprehensive Income for the years ended December 31, 2015 and 2014 (restated)

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014 (restated)

Consolidated Statement of Cash Flows for the years ended December 31, 2015 and 2014 (restated)

Notes to Consolidated Financial Statements for the years ended December 31, 2015 and 2014 (restated)

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

FIRST UNITED CORPORATION

Dated: January 25, 2017	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: January 25, 2017	By	/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)

[97]

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

[98]

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

[99]