Form 10-K
period 2016-12-31
FIRST UNITED CORP/MD/
filed 2017-03-08
CIK 763907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant’s outstanding voting and non-voting common equity held by non-affiliates as of June 30, 2016: $56,944,759.

The number of shares of the registrant’s common stock outstanding as of February 27, 2017: 6,269,004.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

General

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company with commercial banking powers (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital.

The Bank has four wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); First OREO Trust, a Maryland statutory trust; and FUBT OREO I, LLC, a Maryland limited liability company. The OakFirst Loan Centers are consumer financial companies, and First OREO Trust and FUBT OREO I, LLC were formed for the purpose of holding, servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland.

[3]

At December 31, 2016, we had total assets of $1.3 billion, net loans of $882.0 million, and deposits of $1.0 billion. Shareholders’ equity at December 31, 2016 was $113.7 million.

The Corporation maintains an Internet website at www.mybank.com on which it makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC.

Banking Products and Services

The Bank operates 23 banking offices, one call center and 25 Automated Teller Machines (“ATMs”) in Allegany County, Frederick County, Garrett County, and Washington County in Maryland, and in Mineral County, Berkeley County and Monongalia County in West Virginia. The Bank is an independent community bank providing a complete range of retail and commercial banking services to businesses and individuals in its market areas. Services offered are essentially the same as those offered by the regional institutions that compete with the Bank and include checking, savings, money market deposit accounts, and certificates of deposit, business loans, personal loans, mortgage loans, lines of credit, and consumer-oriented retirement accounts including individual retirement accounts (“IRAs”) and employee benefit accounts. In addition, the Bank provides full brokerage services through a networking arrangement with Cetera Investment Services, LLC., a full service broker-dealer. The Bank also provides safe deposit and night depository facilities, insurance products and trust services. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Lending Activities

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

The Bank also provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to 12 months and may have a fixed or variable rate. Permanent financing for individuals offered by the Bank includes fixed and variable rate loans with three, five, seven or ten-year adjustable rate mortgages.

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

Deposit Activities

The Bank offers a full array of deposit products including checking, savings and money market accounts, regular and IRA certificates of deposit, Christmas Savings accounts, College Savings accounts, and Health Savings accounts. The Bank also offers the Certificate of Deposit Account Registry Service®, or CDARS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar certificates of deposit and the Insured Cash Sweep®, or ICS®, program to municipalities, businesses, and consumers through which the Bank provides access to multi-million-dollar savings and demand deposits. Both programs are FDIC-insured. In addition, we offer our commercial customers packages which include Treasury Management, Cash Sweep and various checking opportunities.

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

At December 31, 2016 and 2015, the total market value of assets under the supervision of the Bank’s Trust Department was approximately $740 million and $718 million, respectively. Trust Department revenues for these years may be found in the Consolidated Statements of Income under the heading “Other operating income”, which is contained in Item 8 of Part II of this annual report.

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

[5]

The following table sets forth deposit data for the Maryland and West Virginia Counties in which the Bank maintains offices as of June 30, 2016, the most recent date for which comparative information is available.

	Offices	Deposits
	(in Market)	(in thousands)	Market Share
Allegany County, Maryland:
Branch Banking and Trust Company	7	$321,828	45.39%
Manufacturers & Traders Trust Company	6	165,452	23.34%
First United Bank & Trust	3	126,366	17.82%
Standard Bank, PaSB	2	51,564	7.27%
PNC Bank NA	1	43,845	6.18%

Source: FDIC Deposit Market Share Report

Frederick County, Maryland:
PNC Bank NA	16	$1,135,554	26.66%
Branch Banking & Trust Co.	12	720,872	16.92%
Bank Of America NA	5	455,453	10.69%
Frederick County Bank	5	317,351	7.45%
Manufacturers & Traders Trust Company	6	283,370	6.65%
Capital One NA	5	270,577	6.35%
Woodsboro Bank	7	206,421	4.85%
Middletown Valley Bank	4	161,112	3.78%
First United Bank & Trust	4	150,104	3.52%
Sandy Spring Bank	4	135,057	3.17%
Revere Bank	1	126,819	2.98%
SunTrust Bank	2	125,900	2.96%
Wells Fargo Bank NA	2	70,242	1.65%
The Columbia Bank	2	38,686	0.91%
SONABANK	1	32,609	0.77%
Damascus Community Bank	1	28,691	0.67%
Woodforest National Bank	1	810	0.02%

Source: FDIC Deposit Market Share Report

Garrett County, Maryland:
First United Bank & Trust	6	$343,355	58.96%
Branch Banking and Trust Company	2	90,364	15.52%
Manufacturers & Traders Trust Company	3	86,744	14.90%
Clear Mountain Bank	1	45,791	7.86%
Sumerset Trust Company	1	9,744	1.67%
Miners & Merchants Bank	1	6,371	1.09%

Source: FDIC Deposit Market Share Report

Washington County, Maryland:
Branch Banking & Trust Company	12	$684,688	31.56%
The Columbia Bank	9	471,104	21.72%
Manufacturers & Traders Trust Company	10	415,142	19.14%
PNC Bank NA	4	204,516	9.43%
First United Bank & Trust	3	81,109	3.74%
Middletown Valley Bank	2	80,944	3.73%
United Bank	2	77,983	3.59%
CNB Bank, Inc.	3	56,420	2.60%
Capital One NA	2	40,452	1.86%
Orrstown Bank	1	28,881	1.33%
Bank of Charles Town	1	19,602	0.90%
Jefferson Security Bank	1	8,703	0.40%

Source: FDIC Deposit Market Share Report

Berkeley County, West Virginia:
Branch Banking & Trust Company	5	$362,666	28.77%
MVB Bank Inc.	4	223,094	17.70%
United Bank	4	212,442	16.85%
City National Bank of West Virginia	4	139,905	11.10%
First United Bank & Trust	4	123,267	9.78%
Jefferson Security Bank	2	76,376	6.06%
Bank of Charles Town	2	57,483	4.56%
CNB Bank, Inc.	3	53,422	4.24%
Summit Community Bank	1	10,497	0.83%
Woodforest National Bank	1	1,438	0.11%

Source: FDIC Deposit Market Share Report

Mineral County, West Virginia:
First United Bank & Trust	2	$94,100	37.74%
Branch Banking & Trust Company	2	71,948	28.85%
Manufacturers & Traders Trust Company	2	48,239	19.35%
Grant County Bank	1	28,572	11.46%
FNB Bank, Inc.	1	6,482	2.60%

Source: FDIC Deposit Market Share Report

Monongalia County, West Virginia:
United Bank	6	$700,862	32.59%
Huntington National Bank	6	386,508	17.97%
Branch Banking & Trust Company	5	383,063	17.81%
Clear Mountain Bank	6	204,193	9.50%
Wesbanco Bank, Inc.	5	144,717	6.73%
MVB Bank, Inc.	2	128,971	6.00%
First United Bank & Trust	3	90,444	4.21%
PNC Bank NA	3	62,473	2.91%
First Exchange Bank	1	25,873	1.20%
Citizens Bank of Morgantown, Inc.	1	23,259	1.08%
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

General

The Corporation is registered with the Federal Reserve System as a bank holding company under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. As a publicly-traded company whose common stock is registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Global Select Market, the Corporation is also subject to regulation and supervision by the SEC and The NASDAQ Stock Market, LLC (“NASDAQ”).

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

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts collateral debt obligations (“CDOs”) from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 12 CDOs held by the Corporation, 10 were issued in exempt offerings. The remaining CDOs are collateralized primarily by securities issued by insurance companies and is not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Bank would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that the CDOs constitute an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2016, the Corporation has the current intent and ability to hold the CDOs until maturity.

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

Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2016, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $10.6 million available through a secured line of credit with the Fed Discount Window and approximately $172.4 million available through the Federal Home Loan Bank of Atlanta (“FHLB”). Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

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

[9]

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

As of December 31, 2016, we were in compliance with the applicable requirements of the new rules.

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

[10]

Effective January 1, 2015, the Basel III capital rules revised the prompt corrective action requirements by (i) introducing the Common Equity Tier 1 (“CET1”) ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the provision that permitted a bank with a composite supervisory rating of 1 but a leverage ratio of at least 3% to be deemed adequately capitalized. The Basel III Capital Rules did not change the total risk-based capital requirement for any prompt corrective action category.

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

As of December 31, 2016, the Bank was “well capitalized” based on the aforementioned ratios.

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

[11]

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

[12]

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

On November 20, 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth-in-Lending Act and the Real Estate Settlement Procedures Act, for which compliance was required by October 3, 2015. As of December 31, 2016, we believe that we are in compliance with this new rule.

Consumer Lending – Military Lending Act

The Military Lending Act (the “MLA”), which was initially implemented in 2007, was amended and its coverage significantly expanded in 2015. The Department of Defense (the “DOD”) issued a final rule under the MLA that took effect on October 15, 2015, but financial institutions were not required to take action until October 3, 2016. The types of credit covered under the MLA were expanded to include virtually all consumer loan and credit card products (except for loans secured by residential real property and certain purchase-money motor vehicle/personal property secured transactions). Lenders must now provide specific written and oral disclosures concerning the protections of the MLA to active duty members of the military and dependents of active duty members of the military (“covered borrowers”). The rule imposes a 36% “Military Annual Percentage Rate” cap that includes costs associated with credit insurance premiums, fees for ancillary products, finance charges associated with the transactions, and application and participation charges. In addition, loan terms cannot include (i) a mandatory arbitration provision, (ii) a waiver of consumer protection laws, (iii) mandatory allotments from military benefits, or (iv) a prepayment penalty. The revised rule also prohibits “roll-over” or refinances of the same loan unless the new loan provides more favorable terms for the covered borrower. Lenders may verify covered borrower status using a DOD database or information provided by credit bureaus. We believe that we are in compliance with the revised rule.

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

At December 31, 2016, we employed 356 individuals, of whom 296 were full-time employees.

[13]

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

Most of the Bank’s loans are made to borrowers located in Western Maryland and Northeastern West Virginia, and many of these loans, including construction and land development loans, are secured by real estate. At December 31, 2016, approximately 12%, or $104.3 million, of our total loans were real estate acquisition, construction and development loans that were secured by real estate. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.

The Bank’s concentrations of commercial real estate loans could subject it to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit future commercial lending activities.

The Federal Reserve, the FDIC, and the other federal banking regulators issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. At December 31, 2016, the Corporation’s concentrations were below the regulatory guidelines.

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

[14]

The market value of our investments could decline.

As of December 31, 2016, investment securities in our investment portfolio having a cost basis of $149.6 million and a market value of $140.0 million were classified as available-for-sale pursuant to FASB Accounting Standards Codification (“ASC”) Topic 320, Investments – Debt and Equity Securities, relating to accounting for investments. Topic 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in shareholders’ equity (net of tax) as accumulated other comprehensive loss. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Shareholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. Moreover, there can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in shareholders’ equity.

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

At December 31, 2016, the Bank owned two debt securities, in the principal amount of $8.0 million, that are collateralized primarily by trust preferred securities and/or subordinated debt instruments issued by insurance entities and that provide for the payment of stated principal and interest at rates tied to LIBOR. These securities are held in the Bank’s investment portfolio and, as of December 31, 2016, were classified as available-for-sale. The Bank has analyzed these securities under the final Volcker Rule regulations and has concluded that it is not a prohibited investment because it does not exhibit, on a current, future, or contingent basis, any of the characteristics of an equity, partnership or other similar interest in the issuers identified in the Volcker Rule’s definition of “ownership interest”. If the FDIC were to disagree with the Bank’s analysis, then the Bank would be required to dispose of these securities, likely at a considerable loss due to their current market values.

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

[15]

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in the price of the Corporation’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2016, we had recorded goodwill of $11.0 million, representing approximately 9.7% of shareholders’ equity. See the discussion under the heading “Estimates and Critical Accounting Policies – Goodwill” in Item 7 of Part II of this annual report for further information.

At December 31, 2016, our net deferred tax assets were valued at $19.3 million, which included $2.8 million associated with a federal net operating loss carryforward which we expect to be substantially utilized in 2017. Also included in that total is $2.1 million of state net operating loss carryforwards associated with separate company tax filings of the Corporation, which we do not expect to use and, thus, we have established a $1.9 million valuation allowance. A deferred tax asset is reduced by a valuation allowance if, based on the weight of the evidence available, both negative and positive, including the recent trend of quarterly earnings, management believes that it is more likely than not that some portion or all of the total deferred tax asset will not be realized. Moreover, our ability to utilize our net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Code. If an ownership change were to occur, the limitations imposed by Section 382 of the Code could result in a portion of our net operating loss carryforwards expiring unused, thereby impairing their value. Section 382’s provisions are complex, and we cannot predict any circumstances surrounding the future ownership of the common stock. Accordingly, we cannot provide any assurance that we will not experience an ownership change in the future.

The impact of each of these impairment matters could have a material adverse effect on our business, results of operations, and financial condition.

We could have a material write down related to our deferred tax asset as a result of a decrease in our corporate tax rate.

Since the 2016 presidential election, there has been a great deal of discussion relating to possible changes to the IRC and corporate tax rates. A number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our tax rate at this time. As of December 31, 2016, the balance of our net deferred tax asset was $19.3 million. Any decrease in our corporate tax rate would result in an immediate decrease in the deferred tax asset and a related charge to earnings that could materially affect our financial results.

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

[16]

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

Based on the text of the Dodd-Frank Act and the implementing regulations, it is anticipated that the costs to banks may increase or fee income may decrease significantly, which could adversely affect our results of operations, financial condition and/or liquidity.

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

[17]

A material weakness or significant deficiency in our disclosure or internal controls could have an adverse effect on us.

The Corporation is required by the Sarbanes-Oxley Act of 2002 to establish and maintain disclosure controls and procedures and internal control over financial reporting. These control systems are intended to provide reasonable assurance that material information relating to the Corporation is made known to our management and reported as required by the Exchange Act, to provide reasonable assurance regarding the reliability and preparation of our financial statements, and to provide reasonable assurance that fraud and other unauthorized uses of our assets are detected and prevented. We may not be able to maintain controls and procedures that are effective at the reasonable assurance level. If that were to happen, our ability to provide timely and accurate information about the Corporation, including financial information, to investors could be compromised and our results of operations could be harmed. Moreover, if the Corporation or its independent registered public accounting firm were to identify a material weakness or significant deficiency in any of those control systems, our reputation could be harmed and investors could lose confidence in us, which could cause the market price of the Corporation’s stock to decline and/or limit the trading market for the common stock.

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

[18]

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

[19]

Significant sales of the common stock, or the perception that significant sales may occur in the future, could adversely affect the market price for the common stock.

The sale of substantial amounts of the Corporation’s common stock could adversely affect the price of the shares. The availability of shares for future sale could adversely affect the prevailing market price of the common stock and could cause the market price of the common stock to remain low for a substantial amount of time. In addition, we may grant equity awards under our equity compensation plan, including fully-vested shares of common stock. It is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for the shares would be adversely affected. It is unclear whether or not the market for the common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for the common stock and our ability to raise capital in the future.

The common stock’s inclusion in The NASDAQ Stock Market’s “Tick Size Pilot Program” may limit your ability to sell your shares at the volumes, prices or times that you desire.

Effective October 31, 2016, the Corporation’s common stock was randomly selected by The NASDAQ Stock Market for inclusion in “Test Group 3” of its “Tick Size Pilot Program”. The program will last for two years and imposes wider minimum quoting and/or trading increments, or “tick sizes”, for certain securities with small market capitalization. Specifically, subject to certain exceptions, the minimum quotation price and minimum trading price for securities in Test Group 3, like the common stock, have been widened to $0.05 per share, which means that the common stock must now be quoted in $0.05 minimum increments and must now trade at $0.05 minimum increments. In addition, securities in Test Group 3 are subject to a “trade-at” requirement that prevents price matching by a trading center that is not displaying a protected bid or protected offer, subject to certain exceptions. As a result, brokerage firms are now required to ensure that your orders with respect to shares of the common stock are priced in nickel increments. This means that the “limit” or “stop” prices that you may place on your order can no longer be in pennies and instead must be in increments of $0.05. We cannot predict the impact, if any, of the common stock’s inclusion in this Tick Size Pilot Program. This program could adversely affect the market for the Corporation’s common stock and could limit your ability to sell your shares at the prices, times and/or volumes that you desire.

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

The terms of the Series A Preferred Stock prohibit the Corporation from declaring or paying any dividends or making other distributions on the outstanding shares of its common stock, and from repurchasing, redeeming or otherwise acquiring shares of its common stock, if the Corporation is in arrears on any quarterly cash dividend due on the Series A Preferred Stock. Unless and until the Corporation is advised otherwise by the Reserve Bank, the Corporation’s ability to make each future quarterly dividend payment due under the Series A Preferred Stock will depend on its receipt of an approval from the Reserve Bank. In addition, it should be noted that the Corporation’s ability to make future quarterly dividend payments will depend in large part on its receipt of cash dividends from the Bank, and the Bank’s ability to pay dividends is subject to various statutory and regulatory limitations. As a result of these limitations, no assurance can be given that the Corporation will pay dividends on any of its outstanding capital securities. The Corporation has received approvals to pay all subsequent quarterly dividends through February 2017.

[20]

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

Unless and until the Corporation is advised otherwise by the Reserve Bank, the Corporation’s ability to make each future quarterly interest payment due under the TPS Debentures will depend on its receipt of an approval from the Reserve Bank. As a result, and in light of the fact that the Corporation relies primarily on cash dividends from the Bank to make interest payments, no assurance can be given that the Corporation will make regularly-scheduled quarterly interest payments under its TPS Debentures. If the Corporation were to defer interest payments, then it would be prohibited from paying dividends on its outstanding equity securities until the termination of such termination. The Corporation has received approvals to pay all subsequent quarterly dividends through March 2017.

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

[21]

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

The headquarters of the Corporation and the Bank occupies approximately 29,000 square feet at 19 South Second Street, Oakland, Maryland, a 30,000 square feet operations center located at 12892 Garrett Highway, Oakland Maryland and 8,500 square feet at 102 South Second Street, Oakland, Maryland. These premises are owned by the Corporation. The Bank owns 19 of its banking offices and leases five. The Bank also leases one office that is used for disaster recovery purposes. Total rent expense on the leased offices and properties was $.5 million in 2016.

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

Shares of the Corporation’s common stock are listed on the NASDAQ Global Select Market under the symbol “FUNC”. As of February 27, 2017, the Corporation had 1,502 shareholders of record. The high and low sales prices for the shares of the Corporation’s common stock for each quarterly period of 2016 and 2015 are set forth below. On March 7, 2017, the closing sales price of the common stock as reported on the NASDAQ Global Select Market was $13.50 per share. During 2016 and 2015, the Corporation did not declare any dividends on its common stock.

	High	Low
2016
1st Quarter	$11.70	$8.82
2nd Quarter	11.34	9.65
3rd Quarter	12.38	9.58
4th Quarter	16.95	11.06

2015
1st Quarter	$9.50	$8.21
2nd Quarter	9.46	8.36
3rd Quarter	8.83	8.01
4th Quarter	11.89	7.91

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

Issuer Repurchases

Neither the Corporation nor any of its affiliates (as defined by Exchange Act Rule 10b-18) repurchased any shares of the Corporation’s common stock during 2016.

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

(Dollars in thousands, except for share data)	2016	2015	2014	2013	2012
Balance Sheet Data
Total Assets	$1,318,190	$1,323,458	$1,332,296	$1,334,046	$1,321,296
Net Loans	882,008	867,101	827,926	796,646	858,782
Investment Securities	237,169	275,792	330,566	340,489	227,313
Deposits	1,014,229	998,794	981,323	977,403	976,884
Long-term Borrowings	131,737	147,537	182,606	182,672	182,735
Shareholders’ Equity	113,698	120,771	108,999	101,883	99,418

Operating Data
Interest Income	$45,863	$45,032	$46,386	$49,914	$53,111
Interest Expense	8,223	9,407	10,870	11,732	13,965
Net Interest Income	37,640	35,625	35,516	38,182	39,146
Provision for Loan Losses	3,122	1,054	2,513	380	9,390
Other Operating Income	14,127	24,992	12,907	13,137	13,658
Net Gains	526	1,016	1,053	229	1,708
Other Operating Expense	39,107	41,115	40,095	42,471	39,518
Income Before Taxes	10,064	19,464	6,868	8,697	5,604
Income Tax expense	2,783	6,473	1,271	2,222	913
Net Income	$7,281	$12,991	$5,597	$6,475	$4,691
Accumulated preferred stock dividend and discount accretion	(2,025)	(2,700)	(2,601)	(1,778)	(1,691)
Net income available to common shareholders	$5,256	$10,291	$2,996	$4,697	$3,000

Per Share Data
Basic and diluted net income per
common share	$0.84	$1.65	$0.48	$0.76	$0.48
Book Value	14.95	14.51	13.30	11.49	11.14

Significant Ratios
Return on Average Assets	0.55%	0.98%	0.42%	0.49%	0.34%
Return on Average Equity	6.38%	11.40%	5.07%	6.48%	4.79%
Average Equity to Average Assets	8.62%	8.69%	8.26%	7.52%	7.19%
Total Risk-based Capital Ratio	16.71%	17.21%	15.40%	15.33%	14.13%
Tier I Capital to Risk Weighted Assets	14.76%	15.24%	14.23%	13.71%	12.54%
Tier I Capital to Average Assets	10.95%	11.64%	11.29%	11.02%	10.32%
Common Equity Tier I to Risk Weighted Assets	10.74%	9.99%

[24]

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 31, 2016 and 2015, which are included in Item 8 of Part II of this annual report.

Recent Development

On November 7, 2016, the Corporation announced that it had filed a Registration Statement on Form S-1 with the SEC in connection with a proposed common stock rights offering (the “Registration Statement”). On February 8, 2017, the Registration Statement was declared effective by the SEC. Shortly thereafter, the Corporation distributed, at no charge and on a pro-rata basis, non-transferable rights to purchase an aggregate of 783,626 shares of the Corporation’s common stock at a subscription price of $11.93 per share. Rights were distributed to each person who held shares of the common stock as of 5:00 p.m., Eastern Standard Time, on November 28, 2016. The offering period is scheduled to expire at 5:00 pm on March 17, 2017 unless the Corporation extends the offering for an additional 30-day period, until April 16, 2017. To facilitate the offering, the Corporation entered into standby purchase agreements (the “Standby Agreements”) with third-party accredited investors (the “Standby Purchasers”) pursuant to which they agreed to purchase, at the same subscription price of $11.93 per share, up to an aggregate of 570,304 the shares of common stock being offered in the rights offering to the extent that such shares are not purchased by rights holders. Any sale of shares to the Standby Purchasers will be effected in a private placement transaction in reliance on the exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) thereof and Regulation D promulgated thereunder. The closing of the transactions contemplated by the Standby Agreements is subject to various terms and conditions. No assurance can be given with respect to whether the Corporation will sell any shares to the Standby Purchasers or the number of shares that may be sold in connection with any such sales. The Corporation intends to use the proceeds of the foregoing offerings, after paying its offering expenses, to offset the impact of its planned redemption of $10.0 million of Series A Preferred Stock and its planned repayment of $10.8 million of junior subordinated debentures issued to Trust III.

Overview

First United Corporation is a bank holding company that, through the Bank and its non-bank subsidiaries, provides an array of financial products and services primarily to customers in four Western Maryland counties and three Northeastern West Virginia counties. Its principal operating subsidiary is the Bank, which consists of a community banking network of 23 branch offices located throughout its market areas. Our primary sources of revenue are interest income earned from our loan and investment securities portfolios and fees earned from financial services provided to customers.

Consolidated net income available to common shareholders was $5.3 million for the year ended December 31, 2016, compared to $10.3 million for 2015. Basic and diluted net income per common share for the year ended December 31, 2016 were both $.84, compared to basic and diluted net income per common share of $1.65 for 2015. The decrease in earnings for 2016 was primarily attributable to an $11.6 million arbitration award received in November 2015 that was recorded in other income. The reduction was offset by increases of $.2 million in trust department earnings, $.3 million in service charge income, and $.3 million in Bank Owned Life Insurance (“BOLI”) income and decreases in operating expenses such as salaries and employee benefits, FDIC premiums, data processing expenses, professional services expenses associated with the arbitration award and Other Real Estate Owned (“OREO”) expenses. The net interest margin for the year ended December 31, 2016, on a fully tax equivalent (“FTE”) basis, increased to 3.19% from 3.04% for the year ended December 31, 2015.

The provision for loan losses increased to $3.1 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015. The increase was driven by higher net charge-offs, particularly charge-offs of $2.5 million on a mall in Pennsylvania. Specific allocations have been made for impaired loans where management has determined that the collateral supporting the loans is not adequate to cover the loan balance, and the qualitative factors affecting the allowance for loan losses (the “ALL”) have been adjusted based on the current economic environment and the characteristics of the loan portfolio.

Other operating income decreased $11.4 million for the year ended December 31, 2016 when compared to 2015. This decrease was primarily attributable to the $11.6 million arbitration award discussed above. As compared to 2015, the Company experienced increases in trust department earnings of $.2 million, service charge income of $.3 million, and BOLI income of $.3 million for 2016. The increase in BOLI was a result of a one-time death benefit received in the second quarter of 2016.

Operating expenses decreased $2.0 million for the year ended December 31, 2016 when compared to the same period of 2015. This decrease was due to a decrease of $.3 million in salaries and benefits primarily due to decreased health care costs, a decrease of $.5 million in professional services due to a decrease in legal expenses incurred for litigation in 2015, a $.9 million decrease in FDIC premiums, $.4 million in data processing expense and a decrease of $1.1 million in OREO expenses due to reductions in valuation write-downs on properties. The decreases were offset by an increase of $1.2 million in other miscellaneous expenses due to increased trust expenses, reserves for litigation claims, miscellaneous loan fees and debit card fraud expenses.

[25]

Comparing December 31, 2016 to December 31, 2015, loans outstanding increased $12.9 million (1.5%). CRE loans increased $17.5 million as a result of several new relationships booked during 2016. Acquisition and development (“A&D”) loans decreased $6.7 million due to payoffs in the third quarter 2016. Commercial and industrial (“C&I”) loans decreased $1.6 million due to regularly scheduled amortization. Residential mortgage loans increased $4.7 million due to increased production primarily in our 5/1 and 7/1 ARM programs. The Bank continues to sell new, longer term, fixed-rate residential loan originations to Fannie Mae. The consumer loan portfolio decreased slightly by $1.0 million due to our decision to discontinue indirect auto lending. Approximately 39% of the commercial loan portfolio was collateralized by real estate at both December 31, 2016 and December 31, 2015.

Interest income on loans increased by $1.8 million (on a FTE basis) in 2016 when compared to 2015 due to loan growth early in 2016. Interest income on our investment securities decreased by $1.3 million (on a FTE basis) in 2016 when compared to 2015 due to sales and calls on the investment portfolio. This shift in interest income was due to our strategic focus to change the asset mix to higher earning assets by utilizing cash flows from the investment portfolio to fund loan growth. Additional information on the composition of interest income is available in Table 1 that appears on page 31 of this report.

Total deposits increased $15.4 million at December 31, 2016 when compared to December 31, 2015. During 2016, we continued our focus on changing the mix of our deposit portfolio from higher cost certificates of deposit to lower cost core accounts. Non-interest bearing deposits increased $14.6 million. Traditional savings accounts increased $8.9 million due to continued growth in our Prime Saver product. Total demand deposits decreased $4.0 million and total money market accounts increased $9.4 million. Time deposits less than $100,000 declined $12.6 million and time deposits greater than $100,000 decreased $.9 million. The growth in the brokered/ICS money market balances was primarily due to the shift of balances for retail customers to this product to maintain liquidity as well as insurance protection.

Interest expense on our interest-bearing liabilities decreased $1.2 million for the year ended December 31, 2016 when compared to 2015 due to a decrease of $18.4 million in average long-term borrowings as a result of the repayment of a $30.0 million FHLB advance in July 2015 and a $30.4 million decrease in average time deposits. The increase of 12 basis points on the average rate paid on long-term borrowings was offset by a 22 basis point decrease in time deposits. Our retail staff continued their focus on shifting the mix of deposits from higher cost certificates of deposit to lower cost core accounts.

Dividends - The Corporation’s Board of Directors suspended the payment of dividends on outstanding shares of common stock in December 2010.

Looking Forward - We will continue to face risks and challenges in the future, including, without limitation, changes in local economic conditions in our core geographic markets, potential yield compression on loan and deposit products from existing competitors and potential new entrants in our markets, fluctuations in interest rates, and changes to existing federal and state laws and regulations that apply to banks and financial holding companies. For a more complete discussion of these and other risk factors, see Item 1A of Part I of this annual report.

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

Allowance for Loan Losses

One of our most important accounting policies is that related to the monitoring of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio and resulting interest income, including the calculation of the ALL, the valuation of underlying collateral, and the timing of loan charge-offs. The ALL is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payments on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, changes in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Western Maryland and Northeastern West Virginia. Because the calculation of the ALL relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

[26]

The ALL is also discussed below in Item 7 under the heading “Allowance for Loan Losses” and in Note 7 to the Consolidated Financial Statements.

Goodwill

Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2016 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of an entity’s reporting units be compared to the carrying amount of its net assets, including goodwill.  If the estimated current fair value of the reporting unit exceeds its carrying value, then no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and, to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

For evaluation purposes, the Corporation is considered to be a single reporting unit. Accordingly, our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment.  The determination of whether or not these assets are impaired involves significant judgments and estimates.

At December 31, 2016, the date of the Corporation’s annual impairment test, the fair value of the Corporation as determined by the price of its common stock exceeded the carrying amount of the Corporation’s common equity.

Based on the results of the evaluation, management concluded that the recorded value of goodwill at December 31, 2016 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

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

Other than as discussed above, management does not believe that any material changes in our critical accounting policies have occurred since December 31, 2016.

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

The table below summarizes net interest income (on an FTE basis) for 2016 and 2015.

(Dollars in thousands)	2016	2015
Interest income	$46,418	45,827
Interest expense	8,223	9,407
Net interest income	$38,195	$36,420

Net interest margin %	3.19%	3.04%

Net interest income on an FTE basis increased $1.8 million (4.9%) for the year ended December 31, 2016 when compared to 2015 due to a $.6 million (1.3%) increase in interest income and a $1.2 million (12.6%) decrease in interest expense. The slight increase in interest income was primarily due to an increase of $53.1 million in the average balance of loans offset by a decrease in interest income on investments due to a decline in average investments of $61.9 million. The decline in interest expense was due to the reduction of $18.3 million in average balances of long-term borrowings due to the payoff of a $30.0 million FHLB advance in July 2015 and the continued shift in deposits from higher cost certificates of deposit to lower cost core accounts. We saw an increase in the net interest margin for the year ended December 31, 2016 to 3.19% when compared to 3.04% for the year ended December 31, 2015.

[28]

When comparing the year ended December 31, 2016 to the year ended December 31, 2015, there was a slight increase of $1.1 million in average interest-earning assets, driven by an increase of $53.1 million in average loan balances and an increase of $12.6 million in fed funds sold, offset by a decrease of $61.9 million in investment securities.

Interest expense decreased for the year ended December 31, 2016 when compared to the year ended December 31, 2015. This decrease was primarily due to the continued shift of higher cost certificates of deposit to lower cost core deposits. The effect of this shift was a decrease in average balances in certificates of deposit of $30.4 million and a decrease of 22 basis points in the average rate paid on certificates of deposit and a decrease of 13 basis points in the average rate paid on core deposits, even though the average balance on core deposits increased $61.3 million. Although the average balance in long-term borrowings decreased $18.4 million, due primarily to the payoff of a $30.0 million FHLB advance in July 2015, the effective rate paid on long-term borrowings increased 12 basis points due to the increase in rates paid on off-balance sheet interest rate swaps compared to 2015. The effect on the average rate paid on total interest-bearing liabilities was a 13 basis point decrease from .97% for 2015 to .84% for 2016.

As shown below, the composition of total interest income between 2016 and 2015 remained relatively stable between interest and fees on loans and investment securities with a slight increase in interest and fees on loans offset by a decrease in interest on investment securities. This shift is due to our strategic focus to change the asset mix to higher earning assets.

	% of Total Interest Income
	2016	2015
Interest and fees on loans	85%	82%
Interest on investment securities	14%	17%
Other	1%	1%

[29]

Table 1 sets forth the average balances, net interest income and expense, and average yields and rates for our interest-earning assets and interest-bearing liabilities for 2016, 2015 and 2014. Table 2 sets forth an analysis of volume and rate changes in interest income and interest expense of our average interest-earning assets and average interest-bearing liabilities for 2016, 2015 and 2014. Table 2 distinguishes between the changes related to average outstanding balances (changes in volume created by holding the interest rate constant) and the changes related to average interest rates (changes in interest income or expense attributed to average rates created by holding the outstanding balance constant).

Distribution of Assets, Liabilities and Shareholders’ Equity

Interest Rates and Interest Differential – Tax Equivalent Basis

Table 1

	For the Years Ended December 31
	2016			2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Loans	$899,516	$38,981	4.33%	$846,391	$37,201	4.40%	$820,076	$37,525	4.58%
Investment Securities:
Taxable	228,174	5,611	2.46	276,063	6,248	2.26	288,022	6,981	2.42
Non taxable	20,840	1,391	6.67	34,820	2,023	5.81	52,408	2,467	4.71
Total	249,014	7,002	2.81	310,883	8,271	2.66	340,430	9,448	2.78
Federal funds sold	40,011	161	0.40	27,411	49	0.18	37,069	84	0.23
Interest-bearing deposits with other banks	2,032	4	0.20	4,022	4	0.10	7,931	2	0.03
Other interest earning assets	5,855	270	4.61	6,641	302	4.55	7,599	291	3.83
Total earning assets	1,196,428	46,418	3.88%	1,195,348	45,827	3.83%	1,213,105	47,350	3.90%
Allowance for loan losses	(12,183)			(12,072)			(12,558)
Non-earning assets	140,819			127,851			140,666
Total Assets	$1,325,064			$1,311,127			$1,341,213

Liabilities and Shareholders’ Equity
Interest-bearing demand deposits	$176,049	$137	0.08%	$149,214	$104	0.07%	$139,875	$127	0.09%
Interest-bearing money markets	234,075	349	0.15	210,109	477	0.23	214,268	501	0.23
Savings deposits	147,428	168	0.11	136,946	228	0.17	123,756	234	0.19
Time deposits:
Less than $100k	124,129	1,245	1.00	142,188	1,471	1.03	163,100	1,769	1.08
$100k or more	120,253	1,251	1.04	132,579	1,625	1.23	145,024	1,972	1.36
Short-term borrowings	31,007	60	0.19	36,048	58	0.16	45,997	63	0.14
Long-term borrowings	146,315	5,013	3.43	164,693	5,444	3.31	182,637	6,204	3.40
Total interest-bearing liabilities	979,256	8,223	0.84%	971,777	9,407	0.97%	1,014,657	10,870	1.07%
Non-interest-bearing deposits	209,948			204,453			196,468
Other liabilities	21,703			20,925			19,254
Shareholders’ Equity	114,157			113,972			110,834
Total Liabilities and Shareholders’ Equity	$1,325,064			$1,311,127			$1,341,213
Net interest income and spread		$38,195	3.04%		$36,420	2.86%		$36,480	2.83%
Net interest margin			3.19%			3.04%			3.00%

Notes:

(1)	The above table reflects the average rates earned or paid stated on a FTE basis assuming a tax rate of 35% for 2016, 2015 and 2014. Non-GAAP interest income on a fully taxable equivalent basis for the years ended December 31, 2016, 2015 and 2014 were $555, $795 and $964, respectively.
(2)	The average balances of non-accrual loans for the years ended December 31, 2016, 2015 and 2014, which were reported in the average loan balances for these years, were $14,953, $11,952 and $15,093, respectively.
(3)	Net interest margin is calculated as net interest income divided by average earning assets.
(4)	The average yields on investments are based on amortized cost.

[30]

Interest Variance Analysis (1)

Table 2

	2016 Compared to 2015			2015 Compared to 2014
(In thousands and tax equivalent basis)	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Loans	$2,302	$(522)	$1,780	$1,157	$(1,481)	$(324)
Taxable Investments	(1,178)	541	(637)	(271)	(462)	(733)
Non-taxable Investments	(933)	301	(632)	(1,022)	578	(444)
Federal funds sold	51	61	112	(17)	(18)	(35)
Other interest earning assets	(134)	102	(32)	(226)	239	13
Total interest income	108	483	591	(379)	(1,144)	(1,523)

Interest Expense:
Interest-bearing demand deposits	21	12	33	7	(30)	(23)
Interest-bearing money markets	36	(164)	(128)	(9)	(15)	(24)
Savings deposits	12	(72)	(60)	22	(28)	(6)
Time deposits less than $100	(181)	(45)	(226)	(216)	(82)	(298)
Time deposits $100 or more	(128)	(246)	(374)	(152)	(195)	(347)
Short-term borrowings	(10)	12	2	(16)	11	(5)
Long-term borrowings	(630)	199	(431)	(593)	(167)	(760)
Total interest expense	(880)	(304)	(1,184)	(957)	(506)	(1,463)

Net interest income	$988	$787	$1,775	$578	$(638)	$(60)

Note:

(1)	The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

The provision for loan losses was $3.1 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015.  The increase in net charge-offs and loan growth during 2016 (discussed below in the section entitled “FINANCIAL CONDITION” under the heading “Allowance and Provision for Loan Losses”), were contributing factors to the increased provision expense. Management believes that the ALL reflects a level commensurate with the risk inherent in our loan portfolio.

Other Operating Income

The following table shows the major components of other operating income for the past two years, exclusive of net gains, and the percentage changes during these years:

(Dollars in thousands)	2016	2015	% Change
Service charges on deposit accounts	$2,428	$2,231	8.83%
Other service charge income	853	764	11.65%
Debit card income	2,112	2,300	-8.17%
Trust department income	5,837	5,641	3.47%
Bank owned life insurance (BOLI) income	1,426	1,146	24.43%
Brokerage commissions	849	887	-4.28%
Other income- recovery	0	11,572	-100.00%
Other income	622	451	37.92%
Total other operating income	$14,127	$24,992	-43.47%

Other operating income, exclusive of net gains, decreased $10.9 million for the year ended December 31, 2016 when compared to 2015. This decrease in 2016 was primarily attributable to the $11.6 million arbitration award received in November 2015. As compared to 2015, the Company experienced increases in trust department earnings of $.2 million, service charge income of $.3 million, and BOLI income of $.3 million for 2016. The increase in BOLI was a result of a one-time death benefit received in the second quarter of 2016. Trust assets under management were $740 million at December 31, 2016 and $718 million at December 31, 2015.

[31]

Net gains of $.5 million were reported through other income for the year ended December 31, 2016, compared to net gains of $1.0 million for 2015. The reduction in gains realized in 2016 was due to reduced sales of investment securities.

Other Operating Expense

The following table compares the major components of other operating expense for 2016 and 2015:

(Dollars in thousands)	2016	2015	% Change
Salaries and employee benefits	$20,595	$20,912	-1.52%
Other expenses	6,309	5,068	24.49%
FDIC premiums	940	1,870	-49.73%
Equipment	2,437	2,544	-4.21%
Occupancy	2,499	2,479	0.81%
Data processing	3,065	3,429	-10.62%
Professional services	1,127	1,674	-32.68%
Other real estate owned expense	802	1,899	-57.77%
Contract labor	718	607	18.29%
Line rentals	615	633	-2.84%
Total other operating expense	$39,107	$41,115	-4.88%

Operating expenses decreased $2.0 million for the year ended December 31, 2016 when compared to the same period of 2015. This decrease was due to a decrease of $.3 million in salaries and benefits primarily due to decreased health care costs, a decrease of $.5 million in professional services due to a decrease in legal expenses incurred for litigation in 2015, a $.9 million decrease in FDIC premiums, $.4 million in data processing expense and a decrease of $1.1 million in OREO expenses due to reductions in valuation write-downs on properties. The decreases were offset by an increase of $1.2 million in other miscellaneous expenses due to increased trust expenses, reserves for litigation claims, miscellaneous loan fees and debit card fraud expenses.

Applicable Income Taxes

We recognized a tax expense of $2.8 million in 2016, compared to a net tax expense of $6.5 million in 2015. See the discussion under “Income Taxes” in Note 17 to the Consolidated Financial Statements presented elsewhere in this annual report for a detailed analysis of our deferred tax assets and liabilities. A valuation allowance has been provided for the $1.9 million in state tax loss carry forwards included in deferred tax assets, which will expire commencing in 2030.

At December 31, 2016, we had federal net operating losses (“NOLs”) of approximately $8.0 million and West Virginia NOLs of approximately $4.7 million for which deferred tax assets of $2.8 million and $.2 million, respectively, have been recorded at December 31, 2016.   The federal and West Virginia NOLs were created in 2010, 2012, 2014 and 2016 and will begin expiring in 2030. Management has determined that a deferred tax valuation allowance for these NOLs is not required for 2016 because we believe it is more likely than not that these deferred tax assets will be realized prior to expiration of their carry-forward periods.

At December 31, 2016, the Corporation had Maryland NOLs of $38.3 million for which a deferred tax asset of $1.9 million has been recorded.  There has been and continues to be a full valuation allowance on these NOLs based on the fact that it is more likely than not that this deferred tax asset will not be realized because the Corporation files a separate Maryland income tax return, has recurring tax losses and will not generate sufficient taxable income in the future to utilize them before they expire. The valuation allowance of $1.9 million at December 31, 2016 reflects an increase of $.1 million from the level at December 31, 2015.

We have concluded that no valuation allowance is deemed necessary for our remaining federal and state deferred tax assets at December 31, 2016, as it is more likely than not (defined a level of likelihood that is more than 50%) that they will be realized based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse, and the ability to implement tax planning strategies to prevent the expiration of any carry-forward periods. In making this determination, management considered the following:

•	the expected reversal of $.6 million of the total $4.3 million of deferred tax liabilities at December 31, 2016 in such a manner so as to substantially utilize the dollar for dollar impact against the deferred tax assets at December 31, 2016;

[32]

•	for the remaining excess deferred tax assets that will not be utilized by the reversal of deferred tax liabilities, our expected future income will be sufficient to utilize the deferred tax assets as they reverse or before any net operating loss, if created, would expire; and
•	tax planning strategies that can provide both one-time increases to taxable income of up to approximately $13.2 million and recurring annual decreases in unfavorable permanent items.

We will need to generate future taxable income of approximately $27.5 million to fully utilize the Maryland net deferred tax assets in the years in which they are expected to reverse. Management estimates that we can fully utilize the deferred tax assets in approximately seven years based on the historical pre-tax income and forecasts of estimated future pre-tax income as adjusted for permanent book to tax differences.

CONSOLIDATED BALANCE SHEET REVIEW

Overview

Total assets remained stable at $1.3 billion at December 31, 2016 when compared to assets at December 31, 2015. Comparing 2016 to 2015, cash and interest-bearing deposits in other banks increased $11.2 million, the investment portfolio decreased $38.6 million, and gross loans increased $12.9 million. OREO balances increased $4.0 million due to the addition of properties during 2016. BOLI increased $.8 million due to earnings of $1.4 million, offset by a reduction of $.6 million from the one-time death benefit received in second quarter of 2016. Total liabilities increased by $1.8 million for the year ended December 31, 2016 when compared to 2015 due primarily to an increase of $15.4 million in deposits, offset by a decrease of $15.8 million in long-term borrowings as a result of the repayment of a $15.0 million FHLB advance in December 2016. Comparing December 31, 2016 to December 31, 2015, shareholders’ equity decreased $7.1 million as a result of the Corporation’s redemption of $10.0 million of outstanding shares of Series A Preferred Stock in February 2016, and the increase of $2.5 million in accumulated other comprehensive loss, partially offset by the $5.3 million in net income recorded for 2016.

The total interest-earning asset mix remained relatively stable at December 31, 2016 and December 31, 2015. The mix for each year is illustrated below:

	Year End Percentage of Total Assets
	2016	2015
Cash and cash equivalents	5%	4%
Net loans	67%	66%
Investments	18%	21%

The year-end total liability mix has remained consistent during the two-year period as illustrated below.

	Year End Percentage of Total Liabilities
	2016	2015
Total deposits	84%	83%
Total borrowings	14%	15%

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

Commercial loans are collateralized primarily by real estate and, to a lesser extent, equipment and vehicles. Unsecured commercial loans represent an insignificant portion of total commercial loans. Residential mortgage loans are collateralized by the related property. Generally, a residential mortgage loan exceeding a specified internal loan-to-value ratio requires private mortgage insurance. Installment loans are typically collateralized, with loan-to-value ratios which are established based on the financial condition of the borrower. We also have made unsecured consumer loans to qualified borrowers meeting our underwriting standards. Additional information about our loans and underwriting policies can be found in Item 1 of Part I of this annual report under the heading “Banking Products and Services”.

[33]

Table 3 sets forth the composition of our loan portfolio. Historically, our policy has been to make the majority of our loan commitments in our market areas. We had no foreign loans in our portfolio as of December 31 for any of the years presented.

Summary of Loan Portfolio

Table 3

The following table presents the composition of our loan portfolio as of December 31 for the past five years:

(In millions)	2016	2015	2014	2013	2012
Commercial real estate	$298.0	$280.5	$256.1	$268.0	$298.8
Acquisition and development	104.3	111.0	99.3	107.2	128.4
Commercial and industrial	72.3	73.9	93.3	59.8	69.0
Residential mortgage	393.4	388.7	367.6	350.9	346.9
Consumer	23.9	24.9	23.7	24.3	31.7
Total Loans	$891.9	$879.0	$840.0	$810.2	$874.8

Comparing December 31, 2016 to December 31, 2015, loans outstanding increased $12.9 million (1.5%). CRE loans increased $17.5 million as a result of several new relationships booked during 2016. Acquisition and development (“A&D”) loans decreased $6.7 million due to payoffs in the third quarter 2016. Commercial and industrial (“C&I”) loans decreased $1.6 million due to regularly scheduled amortization. Residential mortgage loans increased $4.7 million due to increased production primarily in our 5/1 and 7/1 ARM programs. The Bank continues to sell new, longer term, fixed-rate residential loan originations to Fannie Mae. The consumer loan portfolio decreased slightly by $1.0 million due to our decision to discontinue indirect auto lending. Approximately 39% of the commercial loan portfolio was collateralized by real estate at both December 31, 2016 and December 31, 2015. Adjustable interest rate loans made up 60% of total loans at December 31, 2016 and 62% at December 31, 2015, with the balance being fixed–interest rate loans.

Comparing December 31, 2015 to December 31, 2014, loans outstanding increased $39.0 million (4.6%). CRE loans increased $24.4 million as a result new relationships in the fourth quarter 2015. A&D loans increased $11.7 million primarily due to large relationships booked in the fourth quarter of 2015. C&I loans decreased $19.4 million due to the payoff of one large loan in the third quarter of 2015. Residential mortgage loans increased $21.1 million due to increased production of loans in our adjustable and fixed rate mortgage programs. The consumer loan portfolio increased slightly by $1.2 million.

[34]

The following table sets forth the maturities, based upon contractual dates, for selected loan categories as of December 31, 2016:

Maturities of Loan Portfolio at December 31, 2016

Table 4

(In thousands)	Maturing Within One Year	Maturing After One Year But Within Five Years	Maturing After Five Years	Total
Commercial Real Estate	$28,182	$91,508	$178,269	$297,959
Acquisition and Development	41,605	21,366	41,311	104,282
Commercial and Industrial	18,080	34,011	20,255	72,346
Residential Mortgage	7,174	8,067	378,175	393,416
Consumer	3,742	17,526	2,655	23,923
Total Loans	$98,783	$172,478	$620,665	$891,926

Classified by Sensitivity to Change in Interest Rates
Fixed-Interest Rate Loans	50,698	137,197	169,582	357,477
Adjustable-Interest Rate Loans	48,085	35,281	451,083	534,449
Total Loans	$98,783	$172,478	$620,665	$891,926

Management monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a required payment is past due. A loan is considered to be past due when a scheduled payment has not been received for 30 days past its contractual due date. For all loan segments, the accrual of interest is discontinued when principal or interest is delinquent for 90 days or more unless the loan is well-secured and in the process of collection. All non-accrual loans are considered to be impaired. Interest payments received on non-accrual loans are applied as a reduction of the loan principal balance. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. Our policy for recognizing interest income on impaired loans does not differ from our overall policy for interest recognition.

[35]

Table 5 sets forth the amounts of non-accrual, past-due and restructured loans for the past five years:

Risk Elements of Loan Portfolio

Table 5

	At December 31,
(In thousands)	2016	2015	2014	2013	2012
Non-accrual loans:
Commercial real estate	$12,211	$11,282	$5,762	$7,433	$6,194
Acquisition and development	45	1,817	3,609	5,632	10,778
Commercial and industrial	0	185	171	191	176
Residential mortgage	1,690	2,214	2,009	4,126	2,731
Consumer	0	0	0	14	36
Total non-accrual loans	$13,946	$15,498	$11,551	$17,396	$19,915

Accruing Loans Past Due 90 days or more:
Commercial real estate	$0	$0	$0	$65	$0
Acquisition and development	0	0	1	282	200
Commercial and industrial	11	0	4	133	0
Residential mortgage	382	998	485	730	1,888
Consumer	27	27	39	24	58
Total accruing loans past due 90 days or more	$420	$1,025	$529	$1,234	$2,146

Total non-accrual and past due 90 days or more	$14,366	$16,523	$12,080	$18,630	$22,061

Restructured Loans (TDRs):
Performing	$7,336	$8,168	$7,621	$10,567	$12,134
Non-accrual (included above)	1,987	5,851	6,063	7,380	5,540
Total TDRs	$9,323	$14,019	$13,684	$17,947	$17,674

Other Real Estate Owned	$10,910	$6,883	$12,932	$17,031	$17,513

Impaired loans without a valuation allowance	$23,131	$20,940	$19,937	$24,296	$39,361
Impaired loans with a valuation allowance	869	3,868	4,844	9,013	8,481
Total impaired loans	$24,000	$24,808	$24,781	$33,309	$47,842
Valuation allowance related to impaired loans	$260	$1,157	$1,236	$2,283	$1,632

Non-Accrual Loans as a % of Applicable Portfolio
	2016	2015	2014	2013	2012
Commercial real estate	4.1%	4.0%	2.3%	2.8%	2.1%
Acquisition and development	0.1%	1.6%	3.6%	5.3%	8.4%
Commercial and industrial	0.0%	0.3%	0.2%	0.3%	0.3%
Residential mortgage	0.4%	0.6%	0.5%	1.2%	0.8%
Consumer	0.0%	0.0%	0.0%	0.1%	0.1%

Interest income not recognized as a result of placing loans on non-accrual status was $.6 million for the year ended December 31, 2016, and we recognized, on a cash basis, $24 thousand of interest income during 2016.

[36]

Performing loans considered to be impaired (including performing troubled debt restructurings, or TDRs), as defined and identified by management, amounted to $10.3 million at December 31, 2016 and $9.3 million at December 31, 2015. Loans are identified as impaired when, based on current information and events, management determines that we will be unable to collect all amounts due according to contractual terms. These loans consist primarily of A&D loans and CRE loans. The fair values are generally determined based upon independent third party appraisals of the collateral or discounted cash flows based upon the expected proceeds. Specific allocations have been made where management believes there is insufficient collateral to repay the loan balance if liquidated and there is no secondary source of repayment available.

The level of performing impaired loans (other than performing TDRs) increased $1.8 million during the year ended December 31, 2016 due to the addition of a single relationship with two CRE loans totaling $1.6 million and one $.3 million C&I loan.

The following table presents the details of TDRs by loan class at December 31, 2016 and December 31, 2015:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Performing
Commercial real estate
Non owner-occupied	3	$385	3	$399
All other CRE	3	3,044	2	2,965
Acquisition and development
1-4 family residential construction	1	582	1	700
All other A&D	2	1,898	2	1,980
Commercial and industrial	0	0	2	890
Residential mortgage
Residential mortgage – term	9	1,427	5	1,234
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total performing	18	$7,336	15	$8,168

Non-accrual
Commercial real estate
Non owner-occupied	0	$0	0	$0
All other CRE	3	1,594	5	3,520
Acquisition and development
1-4 family residential construction	0	0	0	0
All other A&D	0	0	4	1,721
Commercial and industrial	0	0	1	169
Residential mortgage
Residential mortgage – term	3	393	4	441
Residential mortgage – home equity	0	0	0	0
Consumer	0	0	0	0
Total non-accrual	6	1,987	14	5,851
Total TDRs	24	$9,323	29	$14,019

The level of TDRs decreased $4.7 million during the year ended December 31, 2016. Six loans totaling $.6 million were added to performing TDRs, and one $.2 million loan was added to non-performing TDRs, and five loans already in performing TDRs were re-modified. During the year ended December 31, 2016, there were ten non-performing loans totaling $3.6 million that were transferred to OREO. One previously accruing TDR totaling $.1 million was transferred to non-performing status during 2016. Two performing TDRs totaling $.9 million paid off and net principal payments totaling $1.0 million were received during the same time period.

At December 31, 2016, there were no additional funds committed to be advanced in connection with TDRs. Interest income not recognized due to rate modifications of TDRs was $.1 million and interest income recognized on all TDRs was $.4 million in 2016.

[37]

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

The ALL decreased to $9.9 million at December 31, 2016, compared to $11.9 million at December 31, 2015. The provision for loan losses for the year ended December 31, 2016 increased to $3.1 million from $1.1 million for the year ended December 31, 2015. The increased provision expense was primarily due to increased net charge-offs of $5.1 million in 2016, compared to net charge-offs of $1.2 million in 2015. The ratio of the ALL to loans outstanding at December 31, 2016 was 1.11% compared to 1.36% at December 31, 2015.

The ratio of net charge-offs to average loans for the year ended December 31, 2016 was .57%, compared to .14% for the year ended December 31, 2015. The CRE portfolio had an annualized net charge-off rate of 1.80% as of December 31, 2016, compared to .05% as of December 31, 2015. This increase in charge-offs is related to a $1.7 million charge-off on one loan due to reduced appraised value on the property and a $2.5 million charge-off on one large participation loan in Pennsylvania. The A&D loan portfolio had an annualized net recovery rate of .98% as of December 31, 2016 compared to an annualized net charge-off rate of .79% as of December 31, 2015 due primarily to obtaining new appraisals on properties that secure a large loan relationship. The annualized net charge-off ratio for C&I loans was 0.69% as of December 31, 2016, compared to no charge-offs as of December 31, 2015. The residential mortgage loan charge-off ratios were .07% and .02% for December 31, 2016 and December 31, 2015, respectively, and the consumer loan charge-off ratios were ..77% and .40% for December 31, 2016 and December 31, 2015, respectively.

Accruing loans past due 30 days or more improved slightly to .67% of the loan portfolio at December 31, 2016, compared to .75% at December 31, 2015. Non-accrual loans totaled $13.9 million at December 31, 2016, compared to $15.5 million at December 31, 2015. Non-accrual loans which have been subject to a partial charge-off totaled $11.1 million at December 31, 2016, compared to $4.1 million at December 31, 2015. The increase in charge-offs during 2016 is related to a partial charge-off of $2.5 million on one large participation loan in Pennsylvania.

Management believes that the ALL at December 31, 2016 is adequate to provide for probable losses inherent in our loan portfolio. Amounts that will be recorded for the provision for loan losses in future periods will depend upon trends in the loan balances, including the composition of the loan portfolio, changes in loan quality and loss experience trends, potential recoveries on previously charged-off loans and changes in other qualitative factors. Management also applies interest rate risk, collateral value and debt service sensitivity analyses to the CRE loan portfolio and obtains new appraisals on specific loans under defined parameters to assist in the determination of the periodic provision for loan losses.

The ALL at December 31, 2015 decreased to $11.9 million from $12.1 million at December 31, 2014. The provision for loan losses for the year ended December 31, 2015 decreased to $1.1 million from $2.5 million for the year ended December 31, 2014. The lower provision expense was primarily due to lower net charge-offs of $1.2 million in 2015, compared to net charge-offs of $4.0 million in 2014. The ratio of the ALL to loans outstanding as of December 31, 2015 was 1.36%, which was lower than the 1.44% at December 31, 2014 due to the higher quality of the loan portfolio.

[38]

Table 6 presents the activity in the allowance for loan losses by major loan category for the past five years.

Analysis of Activity in the Allowance for Loan Losses

Table 6

	For the Years Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Balance, January 1	$11,922	$12,065	$13,594	$16,047	$19,480
Charge-offs:
Commercial real estate	(5,301)	(420)	(485)	(233)	(2,289)
Acquisition and development	(248)	(1,261)	(2,673)	(2,200)	(809)
Commercial and industrial	(558)	(26)	(266)	(1,066)	(9,402)
Residential mortgage	(737)	(300)	(847)	(485)	(1,314)
Consumer	(333)	(307)	(512)	(590)	(650)
Total charge-offs	(7,177)	(2,314)	(4,783)	(4,574)	(14,464)
Recoveries:
Commercial real estate	90	283	11	1,004	156
Acquisition and development	1,303	382	133	100	420
Commercial and industrial	52	26	26	79	464
Residential mortgage	461	217	229	199	177
Consumer	145	209	342	359	424
Total recoveries	2,051	1,117	741	1,741	1,641
Net credit losses	(5,126)	(1,197)	(4,042)	(2,833)	(12,823)
Provision for loan losses	3,122	1,054	2,513	380	9,390
Balance at end of period	$9,918	$11,922	$12,065	$13,594	$16,047

Allowance for loan losses to loans outstanding (as %)	1.11%	1.36%	1.44%	1.68%	1.83%
Net charge-offs to average loans outstanding during the period (as %)	0.57%	0.14%	0.49%	0.34%	1.41%

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

Allocation of the Allowance for Loan Losses

Table 7

	For the Years Ended December 31,
(In thousands)	2016	% of Total Loans	2015	% of Total Loans	2014	% of Total Loans	2013	% of Total Loans	2012	% of Total Loans
Commercial real estate	$3,913	33%	$2,580	32%	$2,424	30%	$4,052	33%	$5,206	34%
Acquisition and development	871	12%	4,129	13%	3,912	12%	4,172	13%	5,029	15%
Commercial and industrial	858	8%	722	8%	1,680	11%	766	8%	906	8%
Residential mortgage	3,588	44%	3,785	44%	3,862	44%	4,320	43%	4,507	39%
Consumer	188	3%	206	3%	187	3%	284	3%	399	4%
Unallocated	500	0%	500	0%	0	0%	0	0%	0	0%
Total	$9,918	100%	$11,922	100%	$12,065	100%	$13,594	100%	$16,047	100%

[39]

Investment Securities

The following table sets forth the composition of our securities portfolio by major category as of the indicated dates:

Table 8

	At December 31,
	2016			2015			2014
(In thousands)	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV As % of Total	Amortized Cost	Fair Value (FV)	FV AS % of Total
Securities Available-for-Sale:
U.S. treasuries	$0	$0	0%	$0	$0	0%	$29,607	$29,596	13%
U.S. government agencies	25,000	24,253	17%	34,079	33,964	20%	39,077	38,941	18%
Residential mortgage-backed agencies	0	0	0%	14,285	14,170	8%	45,175	45,273	21%
Commercial mortgage-backed agencies	52,978	52,222	37%	43,780	43,636	26%	26,007	25,957	12%
Collateralized mortgage obligations	19,953	19,567	14%	9,690	9,610	6%	8,611	8,707	4%
Obligations of states and political subdivisions	23,700	23,704	17%	45,949	46,641	27%	46,151	47,304	21%
Collateralized debt obligations	27,930	20,254	15%	29,287	22,211	13%	37,117	25,339	11%
Total available for sale	$149,561	$140,000	100%	$177,070	$170,232	100%	$231,745	$221,117	100%
Securities Held to Maturity:
U.S. government agencies	$15,738	$16,250	17%	$24,704	$25,338	24%	$24,520	$25,034	23%
Residential mortgage-backed agencies	50,384	50,265	51%	53,734	53,912	51%	58,400	59,008	53%
Commercial mortgage-backed agencies	17,584	17,832	18%	18,078	18,232	17%	16,425	16,737	15%
Collateralized mortgage obligations	4,833	4,684	5%	6,419	6,297	6%	7,379	7,384	7%
Obligations of states and political subdivisions	8,630	8,950	9%	2,625	2,963	2%	2,725	2,608	2%
Total held to maturity	$97,169	$97,981	100%	$105,560	$106,742	100%	$109,449	$110,771	100%

Total fair value of investment securities available-for-sale at December 31, 2016 decreased $30.2 million when compared to December 31, 2015 due to calls and sales in 2016. At December 31, 2016, the securities classified as available-for-sale included a net unrealized loss of $9.6 million, which represents the difference between the fair value and amortized cost of securities in the portfolio and is primarily attributable to our CDOs. On June 1, 2014, management reclassified an amortized cost basis of $107.6 million of available-for-sale securities to held to maturity. The unrealized loss of approximately $4.0 million, at the date of transfer, will continue to be reported in a separate component of shareholders’ equity as accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of any premium or discount.

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

Approximately $119.7 million of the available-for-sale portfolio was valued using Level 2 pricing and had net unrealized losses of $1.9 million at December 31, 2016. The remaining $20.3 million of the securities available-for-sale represents the entire CDO portfolio, which was valued using significant unobservable inputs, or Level 3 pricing. The $7.7 million in net unrealized losses associated with the CDO portfolio relates to 12 pooled trust preferred securities. Unrealized losses of $4.0 million represent non-credit related OTTI charges on eight of the securities, while $3.7 million of unrealized losses relates to four securities which have no credit related OTTI. The unrealized losses on these securities are primarily attributable to continued depression in the marketability and liquidity associated with CDOs.

[40]

The following table provides a summary of the trust preferred securities in the CDO portfolio and the credit status of the securities as of December 31, 2016.

Level 3 Investment Securities Available for Sale

(Dollars in Thousands)

Investment Description		First United Level 3 Investments				security Credit Status
Deal	Claw	Amortized Cost	Fair Market Value	Unrealized Gain (Loss)	Lowest Credit Rating	Original Collateral	Deferrals/ Defaults as % of Original t Collateral	Performing Collateral	Collateral Support	Collateral Support as %of Performing Collateral	Number of Performing Issuers/Total Issuers
Preferred Term Security XI*	B-1	1,342	946	(396)	C	635,775	14.08%	372,925	(20,761)	-5.57%	43/53
Preferred Term Security XVIII*	C	1,979	1,226	(753)	C	676,565	14.83%	364,686	(5,412)	-1.48%	46/62
Preferred Term Security XVIII	C	2,821	1,840	(981)	C	676,565	14.83%	364,686	(5,412)	-1.48%	46/62
Preferred Term Security XIX*	C	1,836	1,482	(354)	C	700,535	5.42%	514,706	13,077	2.54%	54/61
Preferred Term Security XIX*	C	1,092	889	(203)	C	700,535	5.42%	514,706	13,077	2.54%	54/61
Preferred Term Security XIX*	C	2,518	2,074	(444)	C	700,535	5.42%	514,703	13,077	2.54%	54/61
Preferred Term Security XIX*	C	1,094	889	(205)	C	700,535	5.42%	514,706	13,077	2.54%	54/61
Preferred Term Security XXII*	C-1	1,537	1,143	(394)	C	1,386,600	15.29%	921,324	14,267	1.55%	64/83
Preferred Term Security XXII*	C-l	3,841	2,858	(983)	C	1,386,600	15.29%	921,324	14,267	1.55%	64/83
Preferred Term Security XXIII	C-1	1,870	1,097	(773)	C	1,467,000	16.84%	852,685	45,346	5.39%	84/101
Preferred Term Security I-P-IV	B-1	3,000	2,179	(821)	CCC-	325,000	0.00%	141,950	38,534	27.15%	15/15
Preferred Term Security I-P-IV	B-1	5,000	3,631	(1,369)	CCC-	325,000	0.00%	141,950	38,534	27.15%	15/15

Total Level 3 Securities Available for Sale		27,930	20,254	(7,676)

*   Security has been deemed other-than-temporarily impaired and loss has been recognized in accordance with ASC Section 320-10-35.

The terms of the debentures underlying trust preferred securities allow the issuer of the debentures to defer interest payments for up to 20 quarters, and, in such case, the terms of the related trust preferred securities require their issuers to contemporaneously defer dividend payments. The issuers of the trust preferred securities in our investment portfolio have defaulted and/or deferred payments, ranging from 0.00% to 16.84% of the total collateral balances underlying the securities. The securities were designed to include structural features that provide investors with credit enhancement or support to provide default protection by subordinated tranches. These features include over-collateralization of the notes or subordination, excess interest or spread which will redirect funds in situations where collateral is insufficient, and a specified order of principal payments. There are securities in our portfolio that are under-collateralized, which does represent additional stress on our tranche. However, in these cases, the terms of the securities require excess interest to be redirected from subordinate tranches as credit support, which provides additional support to our investment.

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

The market for these securities as of December 31, 2016 as well as the market for similar securities saw limited activity.  The inactivity was evidenced by a decrease in the volume of trades relative to historical levels due to limited supply. In addition, the securities that traded were typically more senior in the capital structure. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are depressed relative to historical levels.  In the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at either December 31, 2015 or December 31, 2016, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

[41]

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2015 and December 31, 2016.

The approach used by the third party to determine fair value involved several steps, which included detailed credit and structural evaluation of each piece of collateral in each bond, projection of default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities, with a limited market for highly-rated CDO securities that are more senior in the capital structure than the securities in the CDO portfolio.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that no additional credit-related OTTI was required during 2016.

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

On January 14, 2014, the federal banking agencies adopted a final interim rule that exempts CDOs from the scope of the Volcker Rule if they were issued in offerings in which, among other things, the proceeds were used primarily to purchase securities issued by depository institutions and their affiliates. In connection with that final interim rule, the agencies published a non-exclusive list of exempt offerings. Of the 12 CDOs held by the Corporation, 10 were issued in exempt offerings. The remaining CDOs are collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constitute an “ownership interest” in a “covered fund”, such that the Corporation would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidence “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that the CDOs do not constitute an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2016, the Corporation has the current intent and ability to hold the CDOs until maturity.

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

[42]

Table 9 sets forth the contractual or estimated maturities of the components of our securities portfolio as of December 31, 2016 and the weighted average yields on a tax-equivalent basis.

Investment Security Maturities, Yields, and Fair Values at December 31, 2016

Table 9

(In thousands)	Within 1 Year	1 Year To 5 Years	5 Years To 10 Years	Over 10 Years	Total Fair Value
Securities Available-for-Sale:
U.S. government agencies	$0	$9,857	$14,396	$0	$24,253
Commercial mortgage-backed agencies	618	44,382	7,222	0	52,222
Collateralized mortgage obligations	990	8,567	10,010	0	19,567
Obligations of states and political subdivisions	0	666	4,632	18,406	23,704
Collateralized debt obligations	0	0	0	20,254	20,254
Total available for sale	$1,608	$63,472	$36,260	$38,660	$140,000

Percentage of total	1.15%	45.34%	25.90%	27.61%	100.00%
Weighted average yield	0.86%	2.26%	1.88%	4.49%	2.76%

Held to Maturity:
U.S. government agencies	$0	$0	$16,250	$0	$16,250
Residential mortgage-backed agencies	1,021	29,753	0	19,491	50,265
Commercial mortgage-backed agencies	0	0	17,832	0	17,832
Collateralized mortgage obligations	0	4,684	0	0	4,684
Obligations of states and political subdivisions	0	0	0	8,950	8,950
Total held to maturity	$1,021	$34,437	$34,082	$28,441	$97,981

Percentage of total	1.04%	35.15%	34.78%	29.03%	100.00%
Weighted average yield	-3.16%	2.65%	2.86%	3.34%	2.87%

The weighted average yield was calculated using historical cost balances and does not give effect to changes in fair value. The negative weighted average yield was due to increased paydowns on mortgage-backed securities which impacted their factors and three-month conditional prepayment rate (“CPR”). At December 31, 2016, we did not hold any securities in the name of any one issuer exceeding 10% of shareholders’ equity.

[43]

Deposits

Table 10 sets forth the actual and average deposit balances by major category for 2016, 2015 and 2014:

Deposit Balances

Table 10

		2016			2015			2014
(In thousands)	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield	Actual Balance	Average Balance	Average Yield
Non-interest-bearing demand deposits	$219,158	$209,948	0.00%	$204,569	$204,453	0.00%	$201,188	$196,468	0.00%
Interest-bearing deposits:
Demand	172,071	176,049	0.08%	176,084	149,214	0.07%	134,302	139,875	0.09%
Money Market:
Retail	161,812	163,021	0.15%	160,597	203,214	0.23%	224,699	214,268	0.23%
Brokered/ICS	70,425	71,054	0.15%	62,197	6,895	0.20%	0	0	0.00%
Savings deposits	149,653	147,428	0.11%	140,772	136,946	0.16%	129,392	123,756	0.19%
Time deposits less than $100K:
Retail	116,651	123,751	1.00%	129,324	141,738	1.22%	146,764	163,100	1.08%
Brokered/CDARS	520	378	0.10%	434	450	0.16%	0	0	0.00%
Time deposits $100K or more:
Retail	120,341	117,641	1.04%	122,123	128,928	1.22%	141,455	140,489	1.36%
Brokered/CDARS	3,598	2,612	0.15%	2,694	3,651	0.16%	3,523	4,535	0.11%
Total Deposits	$1,014,229	$1,011,882		$998,794	$975,489		$981,323	$982,491

Total deposits increased $15.4 million at December 31, 2016 when compared to December 31, 2015. During 2016, we continued our focus on changing the mix of our deposit portfolio from higher cost certificates of deposit to lower cost core accounts. Non-interest bearing deposits increased $14.6 million. Traditional savings accounts increased $8.9 million due to continued growth in our Prime Saver product. Total demand deposits decreased $4.0 million and total money market accounts increased $9.4 million. Time deposits less than $100,000 declined $12.6 million and time deposits greater than $100,000 decreased $.9 million. The growth in the brokered/ICS money market balances was primarily due to the shift of balances for retail customers to this product to maintain liquidity as well as insurance protection.

The following table sets forth the maturities of time deposits of $100,000 or more:

Maturity of Time Deposits of $100,000 or More

Table 11

(In thousands)	December 31, 2016
Maturities
3 Months or Less	$26,816
3-6 Months	14,353
6-12 Months	12,835
Over 1 Year	69,935
Total	$123,939

[44]

Borrowed Funds

The following shows the composition of our borrowings at December 31:

(In thousands)	2016	2015	2014
Securities sold under agreements to repurchase	$36,000	$35,828	$39,801
Total short-term borrowings	$36,000	$35,828	$39,801

Long-term FHLB advances	$90,007	$105,807	$135,876
Junior subordinated debentures	41,730	41,730	46,730
Total long-term borrowings	$131,737	$147,537	$182,606

Total borrowings	$167,737	$183,365	$222,407

Average balance (from Table 1)	$177,322	$200,741	$228,634

The following is a summary of short-term borrowings at December 31 with original maturities of less than one year:

(Dollars in thousands)	2016	2015	2014

Securities sold under agreements to repurchase:
Outstanding at end of year	$36,000	$35,828	$39,801
Weighted average interest rate at year end	0.16%	0.16%	0.15%
Maximum amount outstanding as of any month end	$39,456	$47,131	$53,819
Average amount outstanding	30,899	35,908	45,702
Approximate weighted average rate during the year	0.19%	0.16%	0.13%

Total borrowings decreased by $15.6 million, or 8.5%, in 2016 when compared to 2015, while the average balance of borrowings decreased by $23.4 million during the same period. These decreases were due to a $15.8 million decrease in long-term borrowings due primarily to the repayment of a $15.0 million FHLB advance in December 2016. Short-term borrowings increased $.2 million due to a slight increase in our Treasury Management product.

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

As of December 31, 2016, we had additional borrowing capacity with the FHLB totaling $172.4 million, an additional $70.0 million of unused lines of credit with various financial institutions, $10.6 million of an unused secured line of credit with the Federal Reserve Bank and approximately $95.7 million available through wholesale money market funds. See Note 12 to the Consolidated Financial Statements presented elsewhere in this annual report for further details about our borrowings and additional borrowing capacity, which is incorporated herein by reference.

Capital Resources

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdraw demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on the funding sources identified below under the heading “Liquidity Management”. At December 31, 2016, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $10.6 million available through a secured line of credit with the Fed Discount Window and approximately $172.4 million available through the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

[45]

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

At December 31, 2016, the Corporation’s total risk-based capital ratio was 16.71% and the Bank’s total risk-based capital ratio was 16.70%, both of which were well above the regulatory minimum of 8%. The total risk-based capital ratios of the Corporation and the Bank at December 31, 2015 were 17.21% and 16.29%, respectively. The decrease for the Corporation in 2016 was due to a change in the composition of risk based assets and the repayment of $10.0 million of Series A Preferred Stock, offset by the effect of current period net income.

At the Bank level, the ratios increased from December 31, 2015 to December 31, 2016 because of the Bank’s current period earnings for 2016.

[46]

As of December 31, 2016, the most recent notification from the regulators categorizes the Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. See Note 4 to the Consolidated Financial Statements presented elsewhere in this annual report for additional information regarding regulatory capital ratios.

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

It is our policy to manage our affairs so that liquidity needs are fully satisfied through normal Bank operations. That is, the Bank will manage its liquidity to minimize the need to make unplanned sales of assets or to borrow funds under emergency conditions. The Bank will use funding sources where the interest cost is relatively insensitive to market changes in the short run (periods of one year or less) to satisfy operating cash needs. The remaining normal funding will come from interest-sensitive liabilities, either deposits or borrowed funds. When the marginal cost of needed wholesale funding is lower than the cost of raising this funding in the retail markets, the Corporation may supplement retail funding with external funding sources such as:

•	Unsecured Fed Funds lines of credit with upstream correspondent banks (M&T Bank, Atlantic Community Banker’s Bank, Community Banker’s Bank, PNC Financial Services (“PNC”), SunTrust and Zions Bancorp).
•	Secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans. Cash and various securities may also be pledged as collateral.
•	Secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral.
•	Brokered deposits, including CDs and money market funds, provide a method to generate deposits quickly. These deposits are strictly rate driven but often provide the most cost effective means of funding growth.
•	One Way Buy CDARS/ICS funding – a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly.

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

As of December 31, 2016, we were asset sensitive.

Our interest rate risk management goals are:

•	Ensure that the Board of Directors and senior management will provide effective oversight and ensure that risks are adequately identified, measured, monitored and controlled;
•	Enable dynamic measurement and management of interest rate risk;

[47]

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

Based on the simulation analysis performed at December 31, 2016 and 2015, management estimated the following changes in net interest income, assuming the indicated rate changes:

(Dollars in thousands)	2016	2015
+400 basis points	$4,569	$2,363
+300 basis points	$3,617	$2,092
+200 basis points	$2,623	$1,962
+100 basis points	$1,501	$1,298
-100 basis points	$(3,175)	$(2,364)

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

[48]

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

[49]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First United Corporation

Oakland, Maryland

We have audited the accompanying consolidated statement of financial condition of First United Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of First United Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First United Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Pittsburgh, Pennsylvania
March 8, 2017

[50]

First United Corporation and Subsidiaries

Consolidated Statement of Financial Condition

(In thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Cash and due from banks	$60,707	$50,188
Interest bearing deposits in banks	2,603	1,953
Cash and cash equivalents	63,310	52,141
Investment securities – available-for-sale (at fair value)	140,000	170,232
Investment securities – held to maturity (fair value of $97,981 at
December 31, 2016 and $106,742 at December 31, 2015)	97,169	105,560
Restricted investment in bank stock, at cost	5,209	5,904
Loans	891,926	879,023
Allowance for loan losses	(9,918)	(11,922)
Net loans	882,008	867,101
Premises and equipment, net	27,160	25,198
Goodwill	11,004	11,004
Bank owned life insurance	40,968	40,150
Deferred tax assets	19,337	19,790
Other real estate owned	10,910	6,883
Accrued interest receivable and other assets	21,115	19,495
Total Assets	$1,318,190	$1,323,458

Liabilities and Shareholders’ Equity
Liabilities:
Non-interest bearing deposits	$219,158	$204,569
Interest bearing deposits	795,071	794,225
Total deposits	1,014,229	998,794

Short-term borrowings	36,000	35,828
Long-term borrowings	131,737	147,537
Accrued interest payable and other liabilities	22,526	20,528
Total Liabilities	1,204,492	1,202,687

Shareholders’ Equity:
Preferred stock – no par value; Authorized 2,000 shares of which 30 shares of Series A, $1,000 per share liquidation preference, 9% cumulative, issued and outstanding 20 shares at December 31, 2016 and 30 shares at December 31, 2015	20,000	30,000

Common Stock – par value $.01 per share; Authorized 25,000 shares; issued and outstanding 6,269 shares at December 31, 2016 and 6,255 shares at December 31, 2015	63	63
Surplus	22,178	21,986
Retained earnings	92,922	87,666
Accumulated other comprehensive loss	(21,465)	(18,944)
Total Shareholders’ Equity	113,698	120,771
Total Liabilities and Shareholders’ Equity	$1,318,190	$1,323,458

See notes to consolidated financial statements

[51]

First United Corporation and Subsidiaries

Consolidated Statement of Income

(In thousands, except per share data)

	Year ended December 31,
	2016	2015
Interest income
Interest and fees on loans	$38,948	$37,165
Interest on investment securities
Taxable	5,611	6,248
Exempt from federal income tax	869	1,264
Total investment income	6,480	7,512
Other	435	355
Total interest income	45,863	45,032
Interest expense
Interest on deposits	3,150	3,905
Interest on short-term borrowings	60	58
Interest on long-term borrowings	5,013	5,444
Total interest expense	8,223	9,407
Net interest income	37,640	35,625
Provision for loan losses	3,122	1,054
Net interest income after provision for loan losses	34,518	34,571
Other operating income
Net gains	526	1,016
Service charges	3,281	2,995
Trust department	5,837	5,641
Debit card income	2,112	2,300
Bank owned life insurance	1,426	1,146
Brokerage commissions	849	887
Other Income- recovery	0	11,572
Other	622	451
Total other income	14,127	24,992
Total other operating income	14,653	26,008
Other operating expenses
Salaries and employee benefits	20,595	20,912
FDIC premiums	940	1,870
Equipment	2,437	2,544
Occupancy	2,499	2,479
Data processing	3,065	3,429
Professional services	1,127	1,674
Other real estate owned expenses	802	1,899
Contract labor	718	607
Line rentals	615	633
Other	6,309	5,068
Total other operating expenses	39,107	41,115
Income before income tax expense	10,064	19,464
Provision for income tax expense	2,783	6,473
Net Income	7,281	12,991
Accumulated preferred stock dividends	(2,025)	(2,700)
Net Income Available to Common Shareholders	$5,256	$10,291
Basic and diluted net income per common share	$0.84	$1.65
Weighted average number of basic and diluted shares outstanding	6,264,209	6,248,830

See notes to consolidated financial statements

[52]

First United Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended
	December 31,
Comprehensive Income	2016	2015
Net Income	$7,281	$12,991

Other comprehensive (loss)/income, net of tax and reclassification adjustments:
Net unrealized (losses)/gains on investments with OTTI	(426)	1,737

Net unrealized (losses)/gains on all other AFS securities	(1,194)	531

Net unrealized gains on HTM securities	617	284

Net unrealized gains on cash flow hedges	461	80

Net unrealized losses on pension plan liability	(1,569)	(1,271)

Net unrealized losses on SERP liability	(410)	(72)

Other comprehensive (loss)/income, net of tax	(2,521)	1,289

Comprehensive Income	$4,760	$14,280

See notes to consolidated financial statements

[53]

First United Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(In thousands)

	Preferred Stock	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Total Shareholders' Equity
Balance at January 1, 2015	$30,000	$62	$21,795	$77,375	$(20,233)	$108,999

Net income				12,991		12,991
Other comprehensive income, net of tax					1,289	1,289
Stock based compensation		1	191			192
Preferred stock dividends paid				(2,700)		(2,700)

Balance at December 31, 2015	30,000	63	21,986	87,666	(18,944)	120,771

Net income				7,281		7,281
Other comprehensive loss, net of tax					(2,521)	(2,521)
Stock based compensation			192			192
Preferred stock redemption	(10,000)					(10,000)
Preferred stock dividends paid				(2,025)		(2,025)

Balance at December 31, 2016	$20,000	$63	$22,178	$92,922	$(21,465)	$113,698

See notes to consolidated financial statements

[54]

First United Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(In thousands)

	Year ended December 31,
	2016	2015
Operating activities
Net income	$7,281	$12,991
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,122	1,054
Depreciation	1,693	1,768
Stock compensation	192	191
Gain on sales of other real estate owned	(189)	(753)
Write-downs of other real estate owned	486	1,997
Gain on loan sales	(95)	(57)
Loss on disposal of fixed assets	9	3
Net amortization of investment securities discounts and premiums- AFS	365	659
Net amortization of investment securities discounts and premiums- HTM	142	73
Net gain on sales of investment securities – available-for-sale	(440)	(962)
Amortization of deferred loan fees	(494)	(554)
(Increase)/decrease in accrued interest receivable and other assets	(5,472)	4,223
Deferred tax expense	2,117	3,855
Increase/(decrease) in accrued interest payable and other liabilities	4,388	(1,143)
Earnings on bank owned life insurance	(1,426)	(1,146)
Net cash provided by operating activities	11,679	22,199

Investing activities
Proceeds from maturities/calls of investment securities available-for-sale	38,387	42,020
Proceeds from maturities/calls of investment securities held-to-maturity	19,334	7,525
Proceeds from sales of investment securities available-for-sale	43,782	60,598
Purchases of investment securities available-for-sale	(54,585)	(47,640)
Purchases of investment securities held-to-maturity	(11,085)	(3,709)
Proceeds from sales of other real estate owned	2,614	6,190
Proceeds from loan sales	8,838	6,433
Proceeds from disposal of fixed assets	260	31
Purchase of BOLI policy	0	(5,500)
Proceeds from BOLI death benefit	608	0
Net decrease in FHLB stock	695	1,620
Net increase in loans	(33,216)	(47,436)
Purchases of premises and equipment	(3,924)	(1,371)
Net cash provided by investing activities	11,708	18,761

Financing activities
Net increase in deposits	15,435	17,471
Preferred stock dividends paid	(2,025)	(2,700)
Preferred stock redemption	(10,000)	0
Common Stock grants	0	1
Net increase/(decrease) in short-term borrowings	172	(3,973)
Payments on long-term borrowings	(15,800)	(35,069)
Net cash used in financing activities	(12,218)	(24,270)
Increase in cash and cash equivalents	11,169	16,690
Cash and cash equivalents at beginning of the year	52,141	35,451
Cash and cash equivalents at end of period	$63,310	$52,141

Supplemental information
Interest paid	$8,321	$9,811
Taxes paid	$540	$125
Non-cash investing activities:
Transfers from loans to other real estate owned	$6,938	$1,385

See notes to consolidated financial statements

[55]

First United Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Business

First United Corporation is a Maryland corporation chartered in 1985 and a bank holding company registered under the federal Bank Holding Company Act of 1956, as amended. First United Corporation’s primary business is serving as the parent company of First United Bank & Trust, a Maryland trust company with commercial banking powers (the “Bank”), First United Statutory Trust I (“Trust I”) and First United Statutory Trust II (“Trust II”), both Connecticut statutory business trusts, and First United Statutory Trust III, a Delaware statutory business trust (“Trust III” and together with Trust I and Trust II, the “Trusts”). The Trusts were formed for the purpose of selling trust preferred securities that qualified as Tier 1 capital. The Bank has four wholly-owned subsidiaries: OakFirst Loan Center, Inc., a West Virginia finance company; OakFirst Loan Center, LLC, a Maryland finance company (collectively, the “OakFirst Loan Centers”); First OREO Trust, a Maryland statutory trust; and FUBT OREO I, LLC, a Maryland limited liability company. The OakFirst Loan Centers are engaged in the consumer finance business, and First OREO Trust and FUBT OREO I, LLC were formed for the purposes of holding, servicing and disposing of the real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure. The Bank also owns 99.9% of the limited partnership interests in Liberty Mews Limited Partnership, a Maryland limited partnership formed for the purpose of acquiring, developing and operating low-income housing units in Garrett County, Maryland (“Liberty Mews”).

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

The Corporation has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2016 for items that should potentially be recognized or disclosed in these financial statements as prescribed by ASC Topic 855, Subsequent Events.

Principles of Consolidation

The consolidated financial statements of the Corporation include the accounts of First United Corporation, the Bank, the OakFirst Loan Centers, First OREO Trust and FUBT OREO I, LLC. All significant inter-company accounts and transactions have been eliminated.

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

Significant Concentrations of Credit Risk

Most of the Corporation’s relationships are with customers located in Western Maryland and Northeastern West Virginia. At December 31, 2016, approximately 12%, or $104.3 million, of total loans were secured by real estate acquisition, construction and development projects, with $101.8 million performing according to their contractual terms and $2.5 million considered to be impaired based on management’s concerns about the borrowers’ ability to comply with present repayment terms. The $2.5 million in impaired loans were classified as troubled debt restructurings (“TDRs”) performing in accordance with their modified terms, and $45 thousand were classified as non-performing loans at December 31, 2016. Additionally, loans collateralized by commercial rental properties represented 19% of the total loan portfolio as of December 31, 2016. Note 6 discusses the types of securities in which the Corporation invests and Note 7 discusses the Corporation’s lending activities.

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

Management evaluates the restricted stock for impairment in accordance with ASC Industry Topic 942, Financial Services – Depository and Lending, (942-325-35). Management’s evaluation of potential impairment is based on its assessment of the ultimate recoverability of the cost of the restricted stock rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability is influenced by criteria such as (i) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (ii) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (iii) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank. Management has evaluated the restricted stock for impairment and believes that no impairment charge is necessary as of December 31, 2016 or 2015.

The Corporation recognizes dividends on a cash basis. For the years ended December 31, 2016 and December 31, 2015, dividends of $269,694 and $302,227, respectively, were recorded in income.

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

The Corporation maintains an ALL on unfunded commercial lending commitments and letters of credit to provide for the risk of loss inherent in these arrangements. The allowance is determined utilizing a methodology that is similar to that used to determine the ALL, modified to take into account the probability of a draw down on the commitment. This allowance is reported as a liability on the balance sheet within accrued interest payable and other liabilities. The balance in the liability account was $61,174 at December 31, 2016 and $65,332 at December 31, 2015.

[58]

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost, less accumulated depreciation. The provision for depreciation for financial reporting has been made by using the straight-line method based on the estimated useful lives of the assets, which range from 10 to 31.6 years for buildings and three to 20 years for furniture and equipment. Accelerated depreciation methods are used for income tax purposes.

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

Stock-based awards were made to non-employee directors in May 2016 pursuant to First United Corporation’s director compensation policy. Each director receives an annual retainer of 1,000 shares of First United Corporation common stock, plus $10,000 to be paid, at the director’s election, in cash or additional shares of common stock. In 2016 and 2015, a total of 14,384 and 16,022, respectively, fully-vested shares of common stock were issued to directors, which had a fair market value of $10.34 and $8.96 per share, respectively. Director stock compensation expense was $147,006 for the year ended December 31, 2016 and $147,738 for the year ended December 31, 2015.

In January 2015, a one-time stock grant was awarded to one executive officer in the amount of 4,845 shares at a fair market value of $8.63. In February 2015, a one-time stock grant was awarded to one executive officer in the amount of 5,387 shares at a fair market value of $8.76. These shares have a two-year vesting period. Executive stock compensation expense related to these awards was $45,527 for the year ended December 31, 2016 and $43,475 for the year ended December 31, 2015. There was no executive stock compensation expense remaining at December 31, 2016.

Stock Repurchases

Under the Maryland General Corporation Law, shares of capital stock that are repurchased are cancelled and treated as authorized but unissued shares. When a share of capital stock is repurchased, the payment of the repurchase price reduces stated capital by the par value of that share (currently, $0.01 for common stock and $0.00 for preferred stock), and any excess over par value reduces capital surplus. There were no stock repurchases in 2016 and 2015.

Adoption of New Accounting Standards and Effects of New Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles- Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if “the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.” The ASU does not change the qualitative assessment, however, it removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform step 2 of the goodwill impairment test. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods beginning after December 15, 2019, and interim periods within those annual periods, for public entities that are not SEC filers for annual periods beginning after December 15, 2020 and for all other entities for annual periods beginning after December 15, 2021 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2017-04 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

[60]

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the following eight specific cash flow issues: (a) debt prepayment or debt extinguishment costs; (b) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (c) contingent consideration payments made after a business combination; (d) proceeds from the settlement of insurance claims; (e) proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); (f) distributions received from equity method investees; (g) beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019 with early adoption permitted. The Corporation is evaluating the provisions of ASU 2016-15 but believes that its adoption will not have a material impact on the Corporation’s financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (“AFS”) debt securities and provides for a simplified accounting model for purchases financial assets with credit deterioration since their origination. The new model referred to as current expected credit losses (“CECL”) model, will apply to: (a) financial assets subject to credit losses and measured at amortized cost, and (b) certain off-balance sheet credit exposures. This includes loans, held to maturity debt securities, loan commitments, financial guarantees and net investments in leases as well as reinsurance and trade receivables. The estimate of expected credit losses (“ECL”) should consider historical information, current information, and supportable forecasts, including estimates of prepayments. ASU 2016-13 is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods, and for all other entities for annual periods beginning after December 15, 2020 and interim periods within annual periods beginning after December 15, 2018 with early adoption permitted. Management currently intends to adopt the guidance on January 1, 2020 and is assessing the impact of this guidance on the Corporation’s financial condition and results of operations. Management has formed a focus group consisting of multiple members from areas including credit, finance, and information systems. The focus group is evaluating the requirements of the new standard and the impact it will have on our processes. The Corporation is still in the process of determining the impact on the Corporation’s financial condition or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting about leasing transactions by requiring organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities related to certain operating leases on the balance sheet. The amendments will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 applies to all public business entities for annual and interim periods after December 15, 2018, and for all other entities for annual periods beginning after December 15, 2019 and interim periods beginning after December 15, 2020 with early adoption permitted. Management is currently assessing the impact of the new guidance but expects to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheet.

[61]

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. ASU 2014-09 specifies that an entity shall recognize revenue when, or as, the entity satisfies a performance obligation by transferring a promised good or service (i.e. an asset) to a customer. An asset is transferred when, or as, the customer obtains control of the asset. Entities are required to disclose qualitative and quantitative information on the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the new guidance is not expected to have a material impact on the components of the consolidated statement of income related to financial instruments, including securities gains/losses and interest income. However, we do believe the new standard will result in new disclosure requirements. The Corporation is currently evaluating this guidance on other components of non-interest income such as service charges, payment processing fees, trust services fees, and brokerage services fees. The new guidance is not expected to have a material impact on the Corporation’s financial condition or results of operations.

[62]

2.	Earnings Per Common Share

Basic earnings per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings per share is derived by dividing net income available to common shareholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding common stock equivalents. There were no common stock equivalents at December 31, 2016 or December 31, 2015.

The following table sets forth the calculation of basic and diluted earnings per common share for the years ended December 31, 2016 and 2015:

	2016			2015
		Average	Per Share		Average	Per Share
(in thousands, except for per share amount)	Income	Shares	Amount	Income	Shares	Amount
Basic and Diluted Earnings Per Share:
Net income	$7,281			$12,991
Preferred stock dividends paid	(2,025)			(2,700)

Net income available to common shareholders	$5,256	6,264	$0.84	$10,291	6,249	$1.65

3.	Net Gains

The following table summarizes the gain/(loss) activity for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Net gains/(losses):
Available-for-sale securities:
Realized gains	$688	$1,609
Realized losses	(248)	(647)
Gain on sale of consumer loans	95	57
Loss on disposal of fixed assets	(9)	(3)
Net gains	$526	$1,016

4.	Regulatory Capital Requirements

We require capital to fund loans, satisfy our obligations under the Bank’s letters of credit, meet the deposit withdrawal demands of the Bank’s customers, and satisfy our other monetary obligations. To the extent that deposits are not adequate to fund our capital requirements, we can rely on a number of funding sources, including an unsecured Fed Funds lines of credit with upstream correspondent banks; secured advances with the FHLB of Atlanta, which are collateralized by eligible one to four family residential mortgage loans, home equity lines of credit, commercial real estate loans, and various securities. Cash may also be pledged as collateral. In addition, First United Corporation has a secured line of credit with the Fed Discount Window for use in borrowing funds up to 90 days, using municipal securities as collateral; brokered deposits, including CDs and money market funds; and One Way Buy CDARS/ ICS funding, which is a form of brokered deposits that has become a viable supplement to brokered deposits obtained directly. At December 31, 2016, the Bank had $70.0 million available through unsecured lines of credit with correspondent banks, $10.6 million through a secured line of credit with the Fed Discount Window and approximately $172.4 million at the FHLB. Management is not aware of any demands, commitments, events or uncertainties that are likely to materially affect our ability to meet our future capital requirements.

[63]

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital (to risk-weighted assets)
Consolidated	$164,081	16.71%	$78,577	8.00%	$98,221	10.00%
First United Bank & Trust	155,992	16.70%	74,733	8.00%	93,416	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	145,008	14.76%	58,933	6.00%	78,577	8.00%
First United Bank & Trust	146,013	15.63%	56,050	6.00%	74,733	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	105,523	10.74%	44,200	4.50%	63,844	6.50%
First United Bank & Trust	146,013	15.63%	42,037	4.50%	60,721	6.50%
Tier 1 Capital (to average assets)
Consolidated	145,008	10.95%	53,124	4.00%	66,404	5.00%
First United Bank & Trust	146,013	11.11%	52,321	4.00%	65,401	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total Capital (to risk-weighted assets)
Consolidated	$173,124	17.21%	$79,276	8.00%	$99,095	10.00%
First United Bank & Trust	149,775	16.29%	73,714	8.00%	92,143	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated	153,283	15.24%	59,457	6.00%	79,276	8.00%
First United Bank & Trust	138,243	15.03%	55,286	6.00%	73,714	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets)
Consolidated	100,485	9.99%	44,593	4.50%	64,412	6.50%
First United Bank & Trust	138,243	15.03%	41,464	4.50%	59,893	6.50%
Tier 1 Capital (to average assets)
Consolidated	153,283	11.64%	52,833	4.00%	66,041	5.00%
First United Bank & Trust	138,243	10.53%	52,346	4.00%	65,432	5.00%

As of December 31, 2016 and 2015, the most recent notifications from the regulators categorized First United Corporation and the Bank as “well capitalized” under the regulatory framework for prompt corrective action. On a consolidated basis, there was a slight decline in the capital ratios when comparing December 31, 2016 to December 31, 2015 due to the dividend of $10.0 million from the Bank to the holding company in December 2015 and the Corporation’s subsequent repayment of $10.0 million of its outstanding Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) in February 2016. The consolidated total risk-based capital ratios include $40.3 million of First United Corporation’s junior subordinated debentures (“TPS Debentures”) which qualified as Tier 1 capital at December 31, 2016 under guidance issued by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

[64]

At the Bank level, the ratios increased from December 31, 2015 to December 31, 2016. As of December 31, 2016, we were in compliance with the requirements as set forth in the final rules.

First United Corporation’s Board of Directors suspended the payment of dividends on the common stock in December 2010.

5.	Cash and Cash Equivalents

Cash and due from banks, which represents vault cash in the retail offices and invested cash balances at the Federal Reserve, is carried at fair value.

(in thousands)	December 31, 2016	December 31, 2015
Cash and due from banks, weighted average interest rate of 0.29% (at December 31, 2016)	$60,707	$50,188

Interest bearing deposits in banks, which represent funds invested at a correspondent bank, are carried at fair value and, as of December 31, 2016 and 2015, consisted of daily funds invested at the FHLB of Atlanta, First Tennessee Bank (“FTN”), and M&T Bank (“M&T”).

(in thousands)	December 31, 2016	December 31, 2015
FHLB daily investments, interest rate of 0.57% (at December 31, 2016)	$1,590	$742
FTN daily investments, interest rate of 0.00% (at December 31, 2016)	0	200
M&T daily investments, interest rate of 0.15% (at December 31, 2016)	1,013	1,011
	$2,603	$1,953

[65]

6.	Investment Securities

The following table shows a comparison of amortized cost and fair values of investment securities at December 31, 2016 and 2015:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	OTTI in AOCL
December 31, 2016
Available for Sale:
U.S. government agencies	$25,000	$0	747	$24,253	$0
Commercial mortgage-backed agencies	52,978	1	757	52,222	0
Collateralized mortgage obligations	19,953	13	399	19,567	0
Obligations of states and political subdivisions	23,700	255	251	23,704	0
Collateralized debt obligations	27,930	0	7,676	20,254	(3,961)
Total available for sale	$149,561	$269	$9,830	$140,000	$(3,961)
Held to Maturity:
U.S. government agencies	$15,738	$512	$0	$16,250	$0
Residential mortgage-backed agencies	50,384	160	279	50,265	0
Commercial mortgage-backed agencies	17,584	248	0	17,832	0
Collateralized mortgage obligations	4,833	0	149	4,684	0
Obligations of states and political subdivisions	8,630	490	170	8,950	0
Total held to maturity	$97,169	$1,410	$598	$97,981	$0

December 31, 2015
Available for Sale:
U.S. government agencies	34,079	14	129	33,964	0
Residential mortgage-backed agencies	14,285	105	220	14,170	0
Commercial mortgage-backed agencies	43,780	52	196	43,636	0
Collateralized mortgage obligations	9,690	43	123	9,610	0
Obligations of states and political subdivisions	45,949	915	223	46,641	0
Collateralized debt obligations	29,287	0	7,076	22,211	(4,320)
Total available for sale	$177,070	1,129	7,967	170,232	(4,320)
Held to Maturity:
U.S. government agencies	$24,704	$634	$0	$25,338	$0
Residential mortgage-backed agencies	53,734	276	98	53,912	0
Commercial mortgage-backed agencies	18,078	171	17	18,232	0
Collateralized mortgage obligations	6,419	0	122	6,297	0
Obligations of states and political subdivisions	2,625	338	0	2,963	0
Total held to maturity	$105,560	$1,419	$237	$106,742	$0

[66]

Proceeds from sales of available-for-sale securities and the realized gains and losses for the years ended December 31, 2016 and 2015 are as follows:

(in thousands)	2016	2015
Proceeds	$43,782	$60,598
Realized gains	688	1,609
Realized losses	248	647

The following table shows the Corporation’s securities with gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized position, at December 31, 2016 and 2015:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2016
Available for Sale:
U.S. government agencies	$24,253	$747	$0	$0
Commercial mortgage-backed agencies	51,604	757	0	0
Collateralized mortgage obligations	14,706	399	0	0
Obligations of states and political subdivisions	8,079	160	2,934	91
Collateralized debt obligations	0	0	20,254	7,676
Total available for sale	$98,642	$2,063	$23,188	$7,767
Held to Maturity:
Residential mortgage-backed agencies	20,899	279	0	0
Commercial mortgage-backed agencies	4,684	149	0	0
Obligations of states and political subdivisions	2,335	170	0	0
Total held to maturity	$27,918	$598	$0	$0

December 31, 2015
Available for Sale:
U.S. government agencies	23,929	129	0	0
Residential mortgage-backed agencies	0	0	8,051	220
Commercial mortgage-backed agencies	25,858	196	0	0
Collateralized mortgage obligations	5,299	123	0	0
Obligations of states and political subdivisions	11,537	104	4,048	119
Collateralized debt obligations	0	0	22,211	7,076
Total available for sale	$66,623	$552	$34,310	$7,415
Held to Maturity:
Residential mortgage-backed agencies	11,085	98	0	0
Commercial mortgage-backed agencies	9,518	17	0	0
Collateralized mortgage obligations	6,297	122	0	0
Obligations of states and political subdivisions	0	0	0	0
Total held to maturity	$26,900	$237	$0	$0

[67]

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

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.2 million in impairment losses was realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2016.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third party evaluations, management believes that there were no material differences in the relative valuations between December 31, 2016 and December 31, 2015.

U.S. Government Agencies – Available for Sale – There were four U.S. government agencies in an unrealized loss position for less than 12 months as of December 31, 2016. There were no U.S. government agencies in an unrealized loss position for 12 months or more. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

Residential Mortgage-Backed Agencies – Available for Sale - There were no residential mortgage-backed agencies in an unrealized loss position as of December 31, 2016.

Commercial Mortgage-Backed Agencies – Available for Sale – There were nine commercial mortgage-backed agencies in an unrealized loss position for less than 12 months as of December 31, 2016. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016. There were no commercial mortgage-backed agency securities in an unrealized loss position for 12 months or more.

Collateralized Mortgage Obligations – Available for Sale – There were three collateralized mortgage obligations in an unrealized loss position for less than 12 months as of December 31, 2016. The securities are of the highest investment grade and the Corporation does not intend to sell them, and it is not more likely than not that the Corporation will be required to sell them before recovery of the amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Available for Sale – There were five obligations of state and political subdivisions that have been in an unrealized loss position for less than 12 months at December 31, 2016. There was one security that has been in an unrealized loss position for 12 months or more. These investments are of investment grade as determined by the major rating agencies and management reviews the ratings of the underlying issuers and performs an in-depth credit analysis on the securities. Management believes that this portfolio is well-diversified throughout the United States, and all bonds continue to perform according to their contractual terms. The Corporation does not intend to sell these investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016.

[68]

Collateralized Debt Obligations – Available for Sale - The $7.7 million in unrealized losses greater than 12 months at December 31, 2016 relates to twelve pooled trust preferred securities that are included in the CDO portfolio. See Note 24 for a discussion of the methodology used by management to determine the fair values of these securities. Based upon a review of credit quality and the cash flow tests performed by the independent third party, management determined that there were no securities that had credit-related non-cash OTTI charges during 2016. The unrealized losses on the remaining securities in the portfolio are primarily attributable to continued depression in market interest rates, marketability, liquidity and the current economic environment.

U.S. Government Agencies – Held to Maturity – There were no U.S. government agencies in an unrealized loss position as of December 31, 2016.

Residential Mortgage-Backed Agencies – Held to Maturity – There were 15 residential mortgage-backed agencies have been in an unrealized loss position for less than 12 months as of December 31, 2016. The securities are of the highest investment grade and the Corporation has the intent and ability to hold the investments to maturity. Accordingly, management does not consider these investments to be other-than-temporarily impaired at December 31, 2016. There were no residential mortgage-backed agencies in an unrealized loss position for 12 months or more.

Commercial Mortgage-Backed Agencies – Held to Maturity – There were no commercial mortgage-backed agencies in an unrealized loss position as of December 31, 2016.

Collateralized Mortgage Obligations – Held to Maturity – There was one collateralized mortgage obligation in an unrealized loss position for less than 12 months as of December 31, 2016. The security is of the highest investment grade and the Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2016. There were no collateralized mortgage obligations in an unrealized loss position for 12 months or more.

Obligations of State and Political Subdivisions – Held to Maturity – There was one obligations of state and political subdivision in an unrealized loss position for less than 12 months as of December 31, 2016. This bond is a Tax Increment Fund (TIF) bond. Management performs an in-depth credit analysis on this security. The Corporation has the intent and ability to hold the investment to maturity. Accordingly, management does not consider this investment to be other-than-temporarily impaired at December 31, 2016. There were no obligations of state and political subdivisions in an unrealized loss position for 12 months for more.

Due to the duration and market value decline in the pooled trust preferred securities held in our portfolio, we performed more extensive testing on these securities for purposes of evaluating whether or not OTTI has occurred.

The market for these securities as of December 31, 2016 as well as the market for similar securities saw limited activity.  The inactivity was evidenced by a decrease in the volume of trades relative to historical levels due to limited supply. In addition, the securities that traded were typically more senior in the capital structure. The new issue market is also inactive, as no new CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities.  The market values for these securities, or any securities other than those issued or guaranteed by the Treasury, are depressed relative to historical levels.  In the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue.  Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at either December 31, 2015 or 2016, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant unobservable inputs and minimizes the use of observable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management utilizes an independent third party to prepare both the evaluations of OTTI and the fair value determinations for the CDO portfolio.  Management does not believe that there were any material differences in the OTTI evaluations and pricing between December 31, 2015 and December 31, 2016.

[69]

The approach used by the third party to determine fair value involved several steps, which included detailed credit and structural evaluation of each piece of collateral in each bond, projection of default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities, with a limited market for highly-rated CDO securities that are more senior in the capital structure than the securities in the CDO portfolio.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

Of the 12 CDOs held by the Corporation, 10 were issued in exempt offerings. The two remaining CDOs are collateralized primarily by securities issued by insurance companies and are not included in the agencies’ list of exempt offerings, which fact required management to make a determination as to whether the CDOs constituted an “ownership interest” in a “covered fund”, such that the Corporation would be required to dispose of them pursuant to the Volcker Rule. To make this determination, management conducted a thorough review of the Indentures that govern the CDOs and the other offering materials used by the issuers to offer and sell the CDOs.

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

Based on its review, management concluded that the two CDOs evidences “typical extensions of credit” and do not exhibit any of these seven characteristics. Accordingly, management concluded that the two CDOs constitutes an “ownership interest” as defined by the Volcker Rule and that, therefore, as of December 31, 2016, the Corporation has the current intent and ability to hold these CDOs until maturity.

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

The following table presents a cumulative roll-forward of the amount of non-cash OTTI charges related to credit losses which have been recognized in earnings for the trust preferred securities in the CDO portfolio held and not intended to be sold for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Balance of credit-related OTTI at January 1	$3,133	$12,583
Decreases for previously recognized credit-related OTTI because there was an intent to sell	0	(10,029)
Additions for decreases in cash flows expected to be collected	0	602
Reduction for increases in cash flows expected to be collected	(9)	(23)
Balance of credit-related OTTI at December 31	$3,124	$3,133

[70]

The amortized cost and estimated fair value of securities by contractual maturity at December 31, 2016 are shown in the following table. Actual maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Contractual Maturity
Available for sale:
Due after one year through five years	$10,667	$10,524
Due after five years through ten years	19,576	19,027
Due after ten years	46,387	38,660
	76,630	68,211
Commercial mortgage-backed agencies	52,978	52,222
Collateralized mortgage obligations	19,953	19,567
Total available for sale	$149,561	$140,000
Held to Maturity:
Due after five years through ten years	$15,738	$16,250
Due after ten years	8,630	8,950
	24,368	25,200
Residential mortgage-backed agencies	50,384	50,265
Commercial mortgage-backed agencies	17,584	17,832
Collateralized mortgage obligations	4,833	4,684
Total held to maturity	$97,169	$97,981

At December 31, 2016 and 2015, investment securities with a value of $121.8 million and $140.0 million, respectively, were pledged as permitted or required to secure public deposits, for securities sold under agreements to repurchase as required or permitted by law and as collateral for borrowing capacity.

7.	Loans and Related Allowance for Loan Losses

The following table summarizes the primary segments of the loan portfolio as of December 31, 2016 and December 31, 2015:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Total
December 31, 2016

Individually evaluated for impairment	$17,210	$2,525	$290	$3,975	$0	$24,000
Collectively evaluated for impairment	$280,749	$101,757	$72,056	$389,441	$23,923	$867,926
Total loans	$297,959	$104,282	$72,346	$393,416	$23,923	$891,926

December 31, 2015

Individually evaluated for impairment	$14,646	$4,496	$1,076	$4,590	$0	$24,808
Collectively evaluated for impairment	$265,859	$106,490	$72,777	$384,149	$24,940	$854,215
Total loans	$280,505	$110,986	$73,853	$388,739	$24,940	$879,023

[71]

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

(in thousands)	2016
Balance at January 1	$11,393
Loans or advances	915
Repayments	(2,016)
Balance at December 31	$10,292

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

[72]

The following table presents the classes of the loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention and Substandard. There were no loans classified as Doubtful within the internal risk rating system as of December 31, 2016 and 2015:

(in thousands)	Pass	Special Mention	Substandard	Total
December 31, 2016
Commercial real estate
Non owner-occupied	$137,181	$10,620	$9,357	$157,158
All other CRE	125,720	3,121	11,960	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	15,845
All other A&D	87,135	65	1,237	88,437
Commercial and industrial	70,613	593	1,140	72,346
Residential mortgage
Residential mortgage - term	308,734	113	7,618	316,465
Residential mortgage – home equity	75,710	0	1,241	76,951
Consumer	23,794	0	129	23,923
Total	$844,732	$14,512	$32,682	$891,926

December 31, 2015
Commercial real estate
Non owner-occupied	$140,378	$11,574	$7,378	$159,330
All other CRE	103,811	1,184	16,180	121,175
Acquisition and development
1-4 family residential construction	15,011	0	700	15,711
All other A&D	89,963	74	5,238	95,275
Commercial and industrial	69,420	1,212	3,221	73,853
Residential mortgage
Residential mortgage - term	300,558	167	10,744	311,469
Residential mortgage – home equity	75,491	0	1,779	77,270
Consumer	24,881	0	59	24,940
Total	$819,513	$14,211	$45,299	$879,023

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

[73]

The following table presents the classes of the loan portfolio summarized by the aging categories of performing loans and non-accrual loans as of December 31, 2016 and December 31, 2015:

(in thousands)	Current	30-59 Day Past Due	60-89 Days Past Due	90 Days+ Past Due	Total Past Due and still accruing	Non-Accrual	Total Loans
December 31, 2016
Commercial real estate
Non owner-occupied	$150,595	$182	$0	$0	$182	$6,381	$157,158
All other CRE	134,931	40	0	0	40	5,830	140,801
Acquisition and development
1-4 family residential construction	15,845	0	0	0	0	0	15,845
All other A&D	88,353	0	39	0	39	45	88,437
Commercial and industrial	72,324	9	2	11	22	0	72,346
Residential mortgage
Residential mortgage - term	310,721	517	3,376	312	4,205	1,539	316,465
Residential mortgage – home equity	75,558	974	198	70	1,242	151	76,951
Consumer	23,662	186	48	27	261	0	23,923
Total	$871,989	$1,908	$3,663	$420	$5,991	$13,946	$891,926
December 31, 2015
Commercial real estate
Non owner-occupied	$157,217	$634	$171	$0	$805	$1,308	$159,330
All other CRE	110,022	1,179	0	0	1,179	9,974	121,175
Acquisition and development
1-4 family residential construction	15,711	0	0	0	0	0	15,711
All other A&D	93,284	0	174	0	174	1,817	95,275
Commercial and industrial	73,619	13	36	0	49	185	73,853
Residential mortgage
Residential mortgage - term	306,248	227	2,149	907	3,283	1,938	311,469
Residential mortgage – home equity	76,195	505	203	91	799	276	77,270
Consumer	24,604	224	85	27	336	0	24,940
Total	$856,900	$2,782	$2,818	$1,025	$6,625	$15,498	$879,023

Non-accrual loans which have been subject to a partial charge-off totaled $11.1 million as of December 31, 2016, compared to $4.1 million as of December 31, 2015. Loans secured by 1-4 family residential real estate properties in the process of foreclosure was $0.5 million at December 31, 2016 and $1.8 million at December 31, 2015.

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

[74]

The following table summarizes the primary segments of the ALL, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016 and December 31, 2015.

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
December 31, 2016

Individually evaluated for impairment	$177	$40	$0	$43	$0	$0	$260
Collectively evaluated for impairment	$3,736	$831	$858	$3,545	$188	$500	$9,658
Total ALL	$3,913	$871	$858	$3,588	$188	$500	$9,918

December 31, 2015

Individually evaluated for impairment	$144	$867	$16	$130	$0	$0	$1,157
Collectively evaluated for impairment	$2,436	$3,262	$706	$3,655	$206	$500	$10,765
Total ALL	$2,580	$4,129	$722	$3,785	$206	$500	$11,922

Management evaluates individual loans in all of the commercial segments for possible impairment if the loan is greater than $500,000 or is part of a relationship that is greater than $750,000 and (i) is either in non-accrual status or (ii) is risk-rated Substandard and is greater than 60 days past due. Loans are considered to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Bank does not separately evaluate individual consumer and residential mortgage loans for impairment, unless such loans are part of larger relationship that is impaired; otherwise loans in these segments are considered impaired when they are classified as non-accrual.

Once the determination has been made that a loan is impaired, the determination of whether a specific allocation of the allowance is necessary is measured by comparing the recorded investment in the loan to the fair value of the loan using one of three methods: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price; or (iii) the fair value of the collateral less selling costs. The method is selected on a loan-by-loan basis, with management utilizing the fair value of collateral method for all of the analyses. If the fair value of the collateral less selling costs method is utilized for collateral securing loans in the commercial segments, then an updated external appraisal is ordered on the collateral supporting the loan if the loan balance is greater than $500,000 and the existing appraisal is greater than 18 months old. If the loan balance is less than $500,000, then the estimated fair value of the collateral is determined by adjusting the existing appraisal by the appropriate percentage from an internally prepared appraisal discount grid. This grid considers the age of a third party appraisal and the geographic region where the collateral is located in order to discount an appraisal. The discount rates in the appraisal discount grid are updated at least annually to reflect the most current knowledge that management has available, including the results of current appraisals. If there is a delay in receiving an updated appraisal or if the appraisal is found to be deficient in our internal appraisal review process and re-ordered, the Bank continues to use a discount factor from the appraisal discount grid based on the collateral location and current appraisal age in order to determine the estimated fair value. If management believes that general market conditions in that geographic market have changed considerably, the property has deteriorated or perhaps lost an income stream, or a recent appraisal for a similar property indicates a significant change, then management may adjust the fair value indicated by the existing appraisal until a new appraisal is obtained. A specific allocation of the ALL is recorded if there is any deficiency in collateral value determined by comparing the estimated fair value to the recorded investment of the loan. When updated appraisals are received and reviewed, adjustments are made to the specific allocation as needed.

The evaluation of the need and amount of a specific allocation of the ALL and whether a loan can be removed from impairment status is made on a quarterly basis.

[75]

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2016 and December 31, 2015:

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(in thousands)	Recorded Investment	Related Allowances	Recorded Investment	Recorded Investment	Unpaid Principal Balance
December 31, 2016
Commercial real estate
Non owner-occupied	$131	$23	$6,635	$6,766	$9,372
All other CRE	432	154	10,012	10,444	11,057
Acquisition and development
1-4 family residential construction	0	0	582	582	628
All other A&D	245	40	1,698	1,943	2,213
Commercial and industrial	0	0	290	290	2,504
Residential mortgage
Residential mortgage - term	61	43	3,763	3,824	4,249
Residential mortgage – home equity	0	0	151	151	168
Consumer	0	0	0	0	0
Total impaired loans	$869	$260	$23,131	$24,000	$30,191

December 31, 2015
Commercial real estate
Non owner-occupied	$676	$144	$1,031	$1,707	$1,842
All other CRE	0	0	12,939	12,939	13,302
Acquisition and development
1-4 family residential construction	700	178	0	700	746
All other A&D	1,979	689	1,817	3,796	8,362
Commercial and industrial	16	16	1,060	1,076	3,343
Residential mortgage
Residential mortgage - term	440	112	3,874	4,314	4,808
Residential mortgage – home equity	57	18	219	276	297
Consumer	0	0	0	0	0
Total impaired loans	$3,868	$1,157	$20,940	$24,808	$32,700

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

[76]

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

Activity in the ALL is presented for the years ended December 31, 2016 and December 31, 2015:

(in thousands)	Commercial Real Estate	Acquisition and Development	Commercial and Industrial	Residential Mortgage	Consumer	Unallocated	Total
ALL balance at January 1, 2016	$2,580	$4,129	$722	$3,785	$206	$500	$11,922
Charge-offs	(5,301)	(248)	(558)	(737)	(333)	0	(7,177)
Recoveries	90	1,303	52	461	145	0	2,051
Provision	6,544	(4,313)	642	79	170	0	3,122
ALL balance at December 31, 2016	$3,913	$871	$858	$3,588	$188	$500	$9,918

ALL balance at January 1, 2015	$2,424	$3,912	$1,680	$3,862	$187	$0	$12,065
Charge-offs	(420)	(1,261)	(26)	(300)	(307)	0	(2,314)
Recoveries	283	382	26	217	209	0	1,117
Provision	293	1,096	(958)	6	117	500	1,054
ALL balance at December 31, 2015	$2,580	$4,129	$722	$3,785	$206	$500	$11,922

The ALL is based on estimates, and actual losses will vary from current estimates. Management believes that the granularity of the homogeneous pools and the related historical loss ratios and other qualitative factors, as well as the consistency in the application of assumptions, result in an ALL that is representative of the risk found in the components of the portfolio at any given date.

[77]

The following table presents the average recorded investment in impaired loans and related interest income recognized for the years ended December 31, 2016 and 2015:

	2016			2015
(in thousands)	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis	Average investment	Interest income recognized on an accrual basis	Interest income recognized on a cash basis
Commercial real estate
Non owner-occupied	$6,076	$131	$0	$3,792	$144	$0
All other CRE	11,802	187	8	8,688	124	106
Acquisition and development
1-4 family residential construction	629	27	0	736	33	0
All other A&D	2,735	95	0	5,008	119	0
Commercial and industrial	934	37	0	1,392	69	18
Residential mortgage
Residential mortgage - term	4,580	163	16	4,258	164	10
Residential mortgage – home equity	272	0	0	334	0	2
Consumer	0	0	0	6	0	0
Total	$27,028	$640	$24	$24,214	$653	$136

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

[78]

There were 24 loans totaling $9.3 million and 29 loans totaling $14.0 million that were classified as TDRs at December 31, 2016 and December 31, 2015, respectively. The following table presents the volume and recorded investment at the time of modification of TDRs by class and type of modification that occurred during the periods indicated:

	Temporary Rate Modification		Extension of Maturity		Modification of Payment and Other Terms
(Dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
For the year ended December 31, 2016
Commercial real estate
Non owner-occupied	0	$0	0	$0	0	$0
All other CRE	0	0	1	203	0	0
Acquisition and development
1-4 family residential construction	0	0	1	582	0	0
All other A&D	0	0	1	1,664	0	0
Commercial and industrial	0	0	1	482	1	486
Residential mortgage
Residential mortgage – term	3	260	1	61	3	469
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	3	$260	5	$2,992	4	$955

For the year ended December 31, 2015
Commercial real estate
Non owner-occupied	0	$0	1	$3,097	2	$260
All other CRE	0	0	1	237	5	3,847
Acquisition and development
1-4 family residential construction	0	0	0	0	1	700
All other A&D	0	0	3	372	1	1,746
Commercial and industrial	0	0	1	930	0	0
Residential mortgage
Residential mortgage – term	1	156	3	741	1	116
Residential mortgage – home equity	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Total	1	$156	9	$5,377	10	$6,669

During the year ended December 31, 2016, there were seven new TDRs. In addition, five existing TDRs which had reached their original modification maturity were re-modified. A $7 thousand reduction of the ALL resulted from a change to the impairment evaluation of the seven new TDRs, from evaluated collectively to being evaluated individually. There was no impact to the recorded investment relating to the transfer of these loans.

During the year ended December 31, 2016, activity relating to payment defaults included two mortgage loans totaling $.2 million, one C&I loan totaling $.2 million, four A&D loans totaling $1.7 million and three CRE loans totaling $1.5 million that were transferred to OREO during the year; and one mortgage loan totaling $.1 million that was transferred to non-accrual. During the year ended December 31, 2015, activity relating to payment defaults included one mortgage loan totaling $.1 million that was transferred to OREO during the year; and two mortgage loans totaling $.2 million that were transferred to non-accrual.

At December 31, 2016, there were no additional funds committed and at December 31, 2015 up to $11,200 were committed to be advanced in connection with TDRs.

[79]

8.	Other Real Estate Owned

The following table presents the components of OREO as of December 31, 2016 and 2015:

(in thousands)	2016	2015
Commercial real estate	$3,803	$1,520
Acquisition and development	5,944	4,167
Residential mortgage	1,163	1,196
Total OREO	$10,910	$6,883

The following table presents the activity in the OREO valuation allowance for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Balance January 1	$4,430	$3,440
Fair value write-down	486	1,997
Sales of OREO	(1,381)	(1,007)
Balance December 31	$3,535	$4,430

The following table presents the components of OREO expenses, net for the years ended December 31, 2016 and 2015:

(in thousands)	2016	2015
Gains on real estate, net	$(189)	$(753)
Fair value write-down	486	1,997
Expenses, net	603	885
Rental and other income	(98)	(230)
Total OREO expenses, net	$802	$1,899

9.	Premises and Equipment

The following table presents the components of premises and equipment at December 31, 2016 and 2015:

(in thousands)	2016	2015
Land	$7,383	$7,304
Land Improvements	1,201	1,210
Premises	25,696	25,272
Furniture and Equipment	17,506	16,824
Capital Lease	534	534
	52,320	51,144
Less accumulated depreciation	(25,160)	(25,946)
Total	$27,160	$25,198

The Corporation recorded depreciation expense of $1.7 million in 2016 and $1.8 million in 2015.

Pursuant to the terms of non-cancelable operating lease agreements for banking and subsidiaries’ offices and for data processing and telecommunications equipment in effect at December 31, 2016, future minimum rent commitments under these leases for future years are as follows: (i) $3.4 million for 2017; (ii) $3.4 million for 2018; (iii) $3.1 million for 2019; (iv) $3.1 million for 2020; (v) $3.1 million for 2021; and (vi) $9.0 million thereafter. The leases contain options to extend for periods from one to five years, which are not included in the aforementioned amounts.

Total building and land rental expense amounted to $.5 million in 2016 and 2015.

[80]

10.	Goodwill

ASC Topic 350, Intangibles - Goodwill and Other, establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill.  The $11.0 million in recorded goodwill at December 31, 2016 is related to the Bank’s 2003 acquisition of Huntington National Bank branches and is not subject to periodic amortization.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairment testing requires that the fair value of each of an entity’s reporting units be compared to the carrying amount of its net assets, including goodwill.  If the estimated current fair value of the reporting unit exceeds its carrying value, then no additional testing is required and an impairment loss is not recorded. Otherwise, additional testing is performed and, to the extent such additional testing results in a conclusion that the carrying value of goodwill exceeds its implied fair value, an impairment loss is recognized.

For evaluation purposes, the Corporation is considered to be a single reporting unit. Accordingly, our goodwill relates to value inherent in the banking business and the value is dependent upon our ability to provide quality, cost effective services in a highly competitive local market.  This ability relies upon continuing investments in processing systems, the development of value-added service features and the ease of use of our services.  As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted.  A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill, which could adversely impact earnings in future periods.  ASC Topic 350 requires an annual evaluation of goodwill for impairment.  The determination of whether or not these assets are impaired involves significant judgments and estimates.

At December 31, 2016, the date of the Corporation’s annual impairment evaluation, the estimated fair value of the Corporation, as determined by the price of its common stock, exceeded the carrying amount of the Corporation’s common equity. Based on this analysis, management concluded that the recorded value of goodwill at December 31, 2016 was not impaired.  However, future changes in strategy and/or market conditions could significantly impact this conclusion and require adjustments to recorded asset balances. Management will continue to evaluate goodwill for impairment on an annual basis and as events occur or circumstances change.

The significant components of goodwill at December 31, 2016 and 2015 are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill:	$14,812	$(3,808)	$11,004

11.	Deposits

The aggregate amount of time deposits in denomination of $250,000 or more was $45.6 million at December 31, 2016 and $32.6 million at December 31, 2015. The aggregate amount of time deposits with a minimum denomination of $100,000 was $123.9 million and $124.8 million at December 31, 2016 and 2015, respectively. At December 31, 2016, $.2 million of deposit overdrafts were re-classified as loans.

The following is a summary of the scheduled maturities of all time deposits as of December 31, 2016 (in thousands):

2017	$93,433
2018	52,321
2019	27,605
2020	22,336
2021	45,415
Thereafter	0

Total	$241,110

[81]

In the ordinary course of business, executive officers and directors of the Corporation, including their families and companies in which certain directors are principal owners, were deposit customers of the Bank. Pursuant to the Bank’s policies, such deposits are on the same terms as those prevailing at the time for comparable deposits with persons who are not related to the Corporation. At December 31, 2016, executive officers and directors had approximately $5.2 million in deposits with the Bank.

12.	Borrowed Funds

The following is a summary of short-term borrowings at December 31, 2016 and 2015 with original maturities of less than one year:

(Dollars in thousands)	2016	2015
Securities sold under agreements to repurchase:
Outstanding at end of year	$36,000	$35,828
Weighted average interest rate at year end	0.16%	0.16%
Maximum amount outstanding as of any month end	$39,456	$47,131
Average amount outstanding	$30,899	$35,908
Approximate weighted average rate during the year	0.19%	0.16%

At December 31, 2016, the repurchase agreements were secured by $49.8 million in investment securities.

The following is a summary of long-term borrowings at December 31, 2016 and 2015 with original maturities exceeding one year:

(In thousands)	2016	2015
FHLB advances, bearing fixed interest rates ranging from 1.54% to 3.69% at December 31, 2016	$90,007	$105,807
Junior subordinated debt, bearing variable interest rate of 3.74% at December 31, 2016	30,929	30,929
Junior subordinated debt, bearing fixed interest rate of 9.88% at December 31, 2016	10,801	10,801
Total long-term debt	$131,737	$147,537

At December 31, 2016, the long-term FHLB advances were secured by $262.4 million in loans.

The contractual maturities of long-term borrowings at December 31, 2016 and 2015 are as follows:

	2016
	Fixed	Floating		2015
(in thousands)	Rate	Rate	Total	Total
Due in 2018	20,000	0	20,000	20,000
Due in 2019	20,000	0	20,000	0
Due in 2020	30,000	0	30,000	30,000
Due in 2021	20,000	0	20,000	35,000
Thereafter	10,808	30,929	41,737	62,537
Total long-term debt	$100,808	$30,929	$131,737	$147,537

[82]

The Bank has a borrowing capacity agreement with the FHLB in an amount equal to 30% of the Bank’s assets. At December 31, 2016, the available line of credit equaled $389.1 million. This line of credit, which can be used for both short and long-term funding, can only be utilized to the extent of available collateral. The line is secured by certain qualified mortgage, commercial and home equity loans and investment securities as follows (in thousands):

1-4 family mortgage loans	$199,577
Commercial loans	29,263
Multi-family loans	827
Home equity loans	32,760
$262,427

At December 31, 2016, $172.4 million was available for additional borrowings.

The Bank also has various unsecured lines of credit totaling $70.0 million with various financial institutions and a $10.6 million secured line with the Federal Reserve to meet daily liquidity requirements. As of December 31, 2016, there were no borrowings under these credit facilities. In addition, there was approximately $95.7 million of available funding through brokered money market funds at December 31, 2016.

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

$20.6 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.74% at December 31, 2016), maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

$10.3 million—floating rate payable quarterly based on three-month LIBOR plus 275 basis points (3.74% at December 31, 2016) maturing in 2034, became redeemable five years after issuance at First United Corporation’s option.

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

[83]

On February 22, 2017, the Corporation notified the trustee of Trust III that the Corporation intends to repay all of the TPS Debentures issued to Trust IIII on March 24, 2017. Following that repayment, Trust III is required to redeem all of Trust III’s outstanding securities. The Corporation’s ability to effect this repayment is subject to its receipt of at least $7.0 million in gross proceeds from its pending common stock rights offering and/or the standby purchases transactions related thereto.

14.	Preferred Stock

On January 30, 2009, pursuant to the Troubled Asset Relief program Capital Purchase Program adopted by the U.S. Department of the Treasury (the “Treasury”), First United Corporation issued to the Treasury 30,000 shares of its Series A Preferred Stock and a Warrant to purchase 326,323 shares of common stock at an exercise price of $13.79 per share, for an aggregate consideration of $30.0 million. The proceeds from this transaction qualify as Tier 1 capital and the Warrant qualified as tangible common equity.

The holders of the Series A Preferred Stock are entitled to receive, if and when declared by the Board of Directors, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation amount of $1,000 per share of Series A Preferred Stock with respect to each dividend period from January 30, 2009 to, but excluding, February 15, 2014. From and after February 15, 2014, holders of Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation amount of $1,000 per share with respect to each dividend period thereafter. In 2014, the Corporation paid $7.9 million in dividends, including all deferred dividends, to holders of the Series A. Preferred Stock. Under the terms of the Series A Preferred Stock, on and after February 15, 2012, the Corporation may, at its option and after consulting with the Reserve Bank, redeem shares of Series A Preferred Stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date.

On December 4, 2014, the Treasury sold all of its shares of Series A Preferred stock to third-party investors.

On May 26, 2015, the Corporation repurchased the warrant from the Treasury for $120,786, which is included in other expense. The warrant was canceled and as a result of the repurchase, the Treasury has no remaining equity investment in the Corporation.

On February 15, 2016, the Corporation redeemed 10,000 shares of the Series A Preferred Stock, having an aggregate liquidation amount of $10.0 million, on a pro rata basis from each of the holders. On February 17, 2017, the Corporation notified the holders of the remaining 20,000 shares of Series A Preferred Stock that it had called an additional 10,000 shares, having an aggregate liquidation amount of $10.0 million, for redemption on March 21, 2017. The Corporation’s ability to effect the March 21, 2017 redemption is subject to its receipt of at least $7.0 million in gross proceeds from its pending common stock rights offering and/or the standby purchase transactions related thereto.

15.	Variable Interest Entities

As noted in Note 14, First United Corporation created the Trusts for the purposes of raising regulatory capital through the sale of mandatorily redeemable preferred capital securities to third party investors and common equity interests to First United Corporation. The Trusts are considered VIEs, but are not consolidated because First United Corporation is not the primary beneficiary of the Trusts. At December 31, 2016, the Corporation reported all of the $41.7 million of TPS Debentures issued in connection with these offerings as long-term borrowings, and it reported its $1.3 million equity interest in the Trusts as “Other Assets”.

In November 2009, the Bank became a 99.99% limited partner in Liberty Mews. Liberty Mews was financed with a total of $10.6 million of funding, including a $6.1 million equity contribution from the Bank as the limited partner. Liberty Mews used the proceeds from these sources to purchase land and construct thereon a 36-unit low income housing rental complex at a total cost of $10.6 million. The total assets of Liberty Mews were $8.8 million at December 31, 2016 and $9.1 million at December 31, 2015.

Through December 31, 2016, the Bank had made contributions to Liberty Mews totaling $6.1 million. The project for which Liberty Mews was formed was completed in June 2011, and the Bank is entitled to $8.4 million in federal investment tax credits over a 10-year period as long as certain qualifying hurdles are maintained. The Bank will also receive the benefit of tax operating losses from Liberty Mews the extent of its capital contribution. The investment in Liberty Mews assists the Bank in achieving its community reinvestment initiatives.

[84]

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

The Corporation’s tax expense for the year ended December 31, 2016 was approximately $.4 million lower as a result of the impact of the tax credits and the tax losses relating to the partnership.

At December 31, 2016 and December 31, 2015, the Corporation included the Bank’s total investment in Liberty Mews in “Other Assets” in its Consolidated Statements of Financial Condition. As of December 31, 2016 the Corporation’s commitment in Liberty Mews is fully funded. The following table presents details of the Bank’s involvement with Liberty Mews at the dates indicated:

(In thousands)	2016	2015
Investment in LIHTC Partnership
Carrying amount on Balance Sheet of:
Investment (Other Assets)	$3,223	$3,844
Maximum exposure to loss	3,223	3,844

[85]

16.	Accumulated Other Comprehensive Loss (“AOCL”)

The following table presents the changes in each component of accumulated other comprehensive loss for the years ended December 31, 2016 and 2015:

	Investment	Investment	Investment
	securities-	securities-	securities-	Cash Flow	Pension
(in thousands)	with OTTI AFS	all other AFS	HTM	Hedge	Plan	SERP	Total
Accumulated OCL, net:
Balance - January 1, 2015	$(3,679)	$(2,555)	$(2,255)	$(119)	$(11,392)	$(233)	$(20,233)
Other comprehensive income/(loss) before reclassifications	1,793	705	0	80	(1,736)	(113)	729
Amounts reclassified from accumulated other comprehensive loss	(56)	(174)	284	0	465	41	560
Balance - December 31, 2015	$(1,942)	$(2,024)	$(1,971)	$(39)	$(12,663)	$(305)	$(18,944)
Other comprehensive income/(loss) before reclassifications	(421)	(929)	0	461	(2,086)	(466)	(3,441)
Amounts reclassified from accumulated other comprehensive loss	(5)	(265)	617	0	517	56	920
Balance - December 31, 2016	$(2,368)	$(3,218)	$(1,354)	$422	$(14,232)	$(715)	$(21,465)

[86]

The following tables present the components of other comprehensive income/(loss) for the years ended December 31, 2016 and 2015:

Components of Other Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2016
Available for sale (AFS) securities with OTTI:
Unrealized holding losses	$(700)	$279	$(421)
Less: accretable yield recognized in income	9	(4)	5
Net unrealized losses on investments with OTTI	(709)	283	(426)

Available for sale securities – all other:
Unrealized holding losses	(1,545)	616	(929)
Plus: gains recognized in income	440	(175)	265
Net unrealized losses on all other AFS securities	(1,985)	791	(1,194)

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(1,026)	409	(617)
Net unrealized gains on HTM securities	1,026	(409)	617

Cash flow hedges:
Unrealized holding gains	766	(305)	461

Pension Plan:
Unrealized net actuarial loss	(3,468)	1,382	(2,086)
Less: amortization of unrecognized loss	(848)	338	(510)
Less: amortization of transition asset	0	0	0
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(2,608)	1,039	(1,569)

SERP:
Unrealized net actuarial loss	(775)	309	(466)
Less: amortization of unrecognized loss	(73)	29	(44)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(682)	272	(410)
Other comprehensive loss	$(4,192)	$1,671	$(2,521)

[87]

Components of Other Comprehensive Income (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the year ended December 31, 2015
Available for sale (AFS) securities with OTTI:
Unrealized holding gains	$2,985	$(1,192)	$1,793
Less: losses recognized in income	672	(268)	404
Less: accretable yield recognized in income	(580)	232	(348)
Net unrealized gains on investments with OTTI	2,893	(1,156)	1,737

Available for sale securities – all other:
Unrealized holding gains	1,174	(469)	705
Plus: gains recognized in income	290	(116)	174
Net unrealized gains on all other AFS securities	884	(353)	531

Held to maturity securities:
Unrealized holding gains	0	0	0
Less: amortization recognized in income	(473)	189	(284)
Net unrealized gains on HTM securities	473	(189)	284

Cash flow hedges:
Unrealized holding gains	133	(53)	80

Pension Plan:
Unrealized net actuarial loss	(2,890)	1,154	(1,736)
Less: amortization of unrecognized loss	(781)	312	(469)
Less: amortization of transition asset	19	(8)	11
Less: amortization of prior service costs	(12)	5	(7)
Net pension plan liability adjustment	(2,116)	845	(1,271)

SERP:
Unrealized net actuarial loss	(188)	75	(113)
Less: amortization of unrecognized loss	(49)	20	(29)
Less: amortization of prior service costs	(20)	8	(12)
Net SERP liability adjustment	(119)	47	(72)
Other comprehensive income	$2,148	$(859)	$1,289

[88]

The following tables present the details of accumulated other comprehensive income components for the years ended December 31, 2016 and 2015:

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	2016	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized losses on investment securities with OTTI:
Accretable Yield	$9	Interest income on taxable investment securities
Taxes	(4)	Tax expense
	$5	Net of tax
Net unrealized losses on available for sale investment securities - all other:
Gains on sales	$440	Net gains - other
Taxes	(175)	Tax expense
	$265	Net of tax
Net unrealized gains on held to maturity investment securities:
Amortization	$(1,026)	Interest income on taxable investment securities
Taxes	409	Tax benefit
	$(617)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(848)	Salaries and employee benefits
Amortization of transition asset	0	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	343	Tax benefit
	$(517)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(73)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	37	Tax benefit
	$(56)	Net of tax

Total reclassifications for the period	$(920)	Net of tax

[89]

	Amount Reclassified from Accumulated Other Comprehensive Income
Details of Accumulated Other Comprehensive Income Components (in thousands)	2015	Affected Line Item in the Statement Where Net Income is Presented
Net unrealized gains on investment securities with OTTI:
Losses recognized	$672	Net losses - other
Accretable Yield reversal	(580)	Interest income on taxable investment securities
Taxes	(36)	Tax benefit
	$56	Net of tax
Net unrealized gains on available for sale investment securities - all other:
Gain on Sales	$290	Net gains - other
Taxes	(116)	Tax benefit
	$174	Net of tax

Net unrealized gains on held to maturity investment securities:
Amortization	$(473)	Interest income on taxable investment securities
Taxes	189	Tax benefit
	$(284)	Net of tax

Net pension plan liability adjustment:
Amortization of unrecognized loss	(781)	Salaries and employee benefits
Amortization of transition asset	19	Salaries and employee benefits
Amortization of prior service costs	(12)	Salaries and employee benefits
Taxes	309	Tax benefit
	$(465)	Net of tax
Net SERP liability adjustment:
Amortization of unrecognized loss	(49)	Salaries and employee benefits
Amortization of prior service costs	(20)	Salaries and employee benefits
Taxes	28	Tax benefit
	$(41)	Net of tax

Total reclassifications for the period	$(560)	Net of tax

[90]

17.	Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2016 and 2015:

(In thousands)	2016	2015
Current Tax expense:
Federal	$622	$585
State	44	627
	$666	$1,212
Deferred tax expense:
Federal	$1,694	$4,715
State	423	546
	$2,117	$5,261
Income tax expense for the year	$2,783	$6,473

The reconciliation between the statutory federal income tax rate and effective income tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Federal statutory rate	35.0%	35.0%
Tax-exempt income on securities and loans	(2.9)	(2.4)
Tax-exempt BOLI income	(5.0)	(2.1)
State income tax, net of federal tax benefit	4.5	4.9
Tax credits	(4.4)	(2.4)
Other	0.4	0.2
	27.6%	33.2%

[91]

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s temporary differences as of December 31, 2016 and 2015 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,952	$4,760
Deferred loan fees	164	137
Deferred compensation	912	901
Federal and state tax loss carry forwards	4,849	4,165
AMT and other carry forwards	5,147	4,304
Unrealized loss on investment securities	4,705	4,039
Pension/SERP	2,883	2,598
Other than temporary impairment on investment securities	1,244	1,251
Other real estate owned	1,408	1,769
Other	222	1,481
Total deferred tax assets	25,486	25,405
Valuation allowance	(1,856)	(1,794)
Total deferred tax assets less valuation allowance	23,630	23,611
Deferred tax liabilities:
Amortization of goodwill	(3,197)	(2,986)
Depreciation	(730)	(653)
Other	(366)	(182)
Total deferred tax liabilities	(4,293)	(3,821)
Net deferred tax assets	$19,337	$19,790

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

At December 31, 2016, the Corporation had federal net operating losses (“NOLs”) of approximately $8.0 million and West Virginia NOLs of approximately $4.7 million for which deferred tax assets of $2.8 million and $0.2 million, respectively, have been recorded at December 31, 2016.   The federal and West Virginia NOLs were created in 2010, 2012, 2014 and 2016 and will begin expiring in 2030. Based on our evaluation of the four sources of taxable income, Management has determined that a deferred tax valuation allowance for 2016 is not required on the Federal and West Virginia NOLs because we believe it is more likely than not that these deferred tax assets can be realized prior to expiration of their carry-forward periods based on the expected reversal of deferred tax liabilities, the generation of future income sufficient to realize the deferred tax assets as they reverse.

The Corporation has Maryland NOL carry-forwards of $38.3 million relating to a Parent Company (First United Corporation) NOL for which a deferred tax asset of $1.9 million has been recorded at December 31, 2016.  There has been and continues to be a full valuation allowance on this NOL based on the fact that it is more likely than not that this deferred tax asset will not be realized because First United Corporation files a separate Maryland income tax return, has recurring tax losses and is not expected to generate sufficient taxable income in the future to utilize the NOL carry-forwards before they expire. The valuation allowance of $1.9 million at December 31, 2016 reflects an increase of $.1 million from the level at December 31, 2015.

[92]

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

In January 2016, the Board of Directors of First United Corporation approved a discretionary contribution in the amount of $63,500 on two participants. The contribution has a two-year vesting period and $31,770 of SERP Alternative expense was recorded in 2016. In January 2017, a discretionary contribution in the amount of $112,708, on four participants, was approved by the Board of Directors of First United Corporation. This contribution will be expensed through 2018.

[93]

The following tables summarize benefit obligation and funded status, plan asset activity, components of net pension cost, and weighted average assumptions for the Pension Plan and the SERP:

	Pension		SERP
(in thousands)	2016	2015	2016	2015
Change in Benefit Obligation
Obligation at the beginning of the year	$39,416	$39,348	$6,289	$5,827
Service cost	305	316	100	121
Interest cost	1,740	1,579	279	239
Change in discount rate and mortality assumptions	3,127	(1,207)	0	0
Actuarial losses	149	841	775	190
Settlement losses	(268)	0	0	0
Benefits paid	(3,383)	(1,461)	(141)	(88)
Obligation at the end of the year	41,086	39,416	7,302	6,289
Change in Plan Assets
Fair value at the beginning of the year	39,200	38,967	0	0
Actual return on plan assets	2,172	(306)	0	0
Employer contribution	3,000	2,000	141	88
Benefits paid	(3,383)	(1,461)	(141)	(88)
Fair value at the end of the year	40,989	39,200	0	0
Unfunded Status	$(97)	$(216)	$(7,302)	$(6,289)

	Pension		SERP
(in thousands)	2016	2015	2016	2015
Components of Net Pension Cost
Service cost	$305	$316	$100	$121
Interest cost	1,740	1,579	279	239
Expected return on assets	(2,796)	(2,965)	0	0
Amortization of transition asset	0	(19)	0	0
Amortization of recognized loss	848	781	73	49
Amortization of prior service cost	12	12	20	20
Net pension expense/(income) in employee benefits	$109	$(296)	$472	$429

Weighted Average Assumptions used to
determine benefit obligations:
Discount rate for benefit obligations	4.10%	4.50%	4.00%	4.00%
Discount rate for net pension cost	4.50%	4.00%	0	0
Expected long-term return on assets	7.00%	7.00%	0	0
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%
Mortality tables	RP-2014	RP-2014	N/A	N/A

The accumulated benefit obligation for the Pension Plan was $38.2 million and $36.1 million at December 31, 2016 and 2015, respectively. The accumulated benefit obligation for the SERP was $6.3 million and $5.4 million at December 31, 2016 and 2015, respectively.

During the fourth quarter of 2016, the Company instituted a temporary lump sum window in its defined benefit pension plan.  This window gave terminated employees, who had not yet started receiving their pension benefits, the opportunity to elect a single lump sum payment in lieu of any future pension benefits.  Approximately 90 participants accepted the Company’s offer and $1.7 million in lump sums were paid from the plan.  The lump sum window closed on December 1, 2016.

[94]

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

[95]

As of December 31, 2016 and 2015, the value of Pension Plan investments was as follows:

December 31, 2016			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$1,951	4.8%	$1,951	$0
Fixed income securities:
U.S. Government and Agencies	227	0.5%	0	227
Taxable municipal bonds and notes	3,630	8.9%	0	3,630
Corporate bonds and notes	9,500	23.2%	0	9,500
Preferred stock	492	1.2%	0	492
Fixed income mutual funds	2,682	6.5%	2,682	0
Total fixed income	16,531	40.3%	2,682	13,849
Equities:
Large Cap	16,917	41.3%	16,917	0
Mid Cap	2,477	6.0%	2,477	0
Small Cap	1,199	2.9%	1,199	0
International	1,914	4.7%	1,914	0
Total equities	22,507	54.9%	22,507	0
Total market value	$40,989	100.0%	$27,140	$13,849

December 31, 2015			Fair Value Hierarchy
(Dollars in thousands)	Assets at Fair Value	% of Portfolio	Level 1	Level 2
Cash and cash equivalents	$2,260	5.8%	$2,260	$0
Fixed income securities:
U.S. Government and Agencies	131	0.3%	0	131
Taxable municipal bonds and notes	2,869	7.3%	0	2,869
Corporate bonds and notes	8,774	22.4%	0	8,774
Preferred stock	542	1.4%	0	542
Fixed income mutual funds	2,736	7.0%	2,736	0
Total fixed income	15,052	38.5%	2,736	12,316
Equities:
Large Cap	16,364	41.7%	16,364	0
Mid Cap	2,775	7.0%	2,775	0
Small Cap	1,061	2.7%	1,061	0
International	1,688	4.3%	1,688	0
Total equities	21,888	55.7%	21,888	0
Total market value	$39,200	100.0%	$26,884	$12,316

The expected rate of return on Pension Plan assets is based on a combination of the following:

•	Historical returns of the portfolio of assets;
•	Monte Carlo simulations of expected returns for a portfolio with strategic asset targets similar to the normalized targets; and
•	Market impact adjustments to reflect expected future investment environment considerations.

At December 31, 2016, the 25-year average return on pension portfolio assets was 7.68%, exceeding the expected long-term return of 7.00% utilized for 2016. Based on the actual performance experience noted above and long-term returns of relevant indices, a case could be built for retaining the expected returns at the existing level. However, there are a number of reasons that would support a lowering of the expected return. For example, since the early 1980s, there has been a general trend of lower interest rates that have supported bond market performance in a positive manner. Such support would likely be reversed if the general trend in rates reverses for an extended period. Since bond market exposure represents a significant portion of pension plan assets, weaker performance from bonds would be reflected in pension returns. Also, expectations from global economic growth continue to be muted, despite the efforts of the efforts of central banks around the world. Further, long-term average returns of benchmark indices are impacted by favorable markets during the 1990s that may or may not be repeated in the foreseeable future.

[96]

The Pension Plan did not hold any shares of First United Corporation common stock at December 31, 2016 or 2015.

Estimated cash flows related to expected future benefit payments from the Pension Plan and SERP are as follows:

(In thousands)	Pension Plan	SERP
2017	$1,689	$215
2018	1,745	257
2019	1,908	319
2020	1,998	315
2021	2,127	371
2022-2026	11,995	1,999

First United Corporation funded an annual contribution of $3.0 million to the pension plan in the second quarter of 2016. First United Corporation made a contribution of $3.0 million in first quarter of 2017 and will continue to evaluate future annual contributions to the Pension Plan based upon its funded status and an evaluation of the future benefits to be provided thereunder. The Bank expects to fund the annual projected benefit payments for the SERP from operations.

Amounts included in accumulated other comprehensive loss as of December 31, 2016 and 2015, net of tax, are as follows:

	2016		2015
(In thousands)	Pension	SERP	Pension	SERP
Unrecognized net actuarial loss	$14,335	$729	$12,641	$306
Unrecognized prior service costs	13	(8)	20	4
	$14,348	$721	$12,661	$310

The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic pension cost during the next fiscal year are as follows:

(In thousands)	Pension	SERP
Prior service costs	$12	$(3)
Net actuarial loss	1,057	146
	$1,069	$143

19.	401(k) Profit Sharing Plan

In furtherance of First United Corporation’s belief that every employee should have the ability to accrue retirement benefits, it adopted the 401(k) Profit Sharing Plan, which is available to all employees, including executive officers. Employees are automatically entered in the plan on the first of the month following completion of 30 days of service to First United Corporation and/or its subsidiaries. Employees have the opportunity to opt out of participation or change their deferral amounts under the plan at any time. In addition to contributions by participants, the plan contemplates employer matching and the potential of discretionary contributions to the accounts of participants. First United Corporation believes that matching contributions encourage employees to participate and thereby plan for their post-retirement financial future. Beginning with the 2008 plan year, First United Corporation enhanced the match formula to 100% on the first 1% of salary reduction and 50% on the next 5% of salary reduction. This match is accrued for all participants, including executive officers, immediately upon entering the plan on the first day of the month following the completion of 30 days of employment. The employee must be a plan participant and be actively employed on the last day of the plan year to share in the employer matching contribution, except in the case of death, disability or retirement of the participant. Additionally, First United Corporation accrued a non-elective employer contribution during 2016 for all employees other than employees who participate in the SERP and SERP Alternative and those employees meeting the age plus service requirement in the Pension Plan equal to 4.0% of each employee’s salary, and .5% of each employee’s salary hired before January 1, 2010, which will be paid in the first quarter of 2017. Expense charged to operations for the 401(k) Plan was $1.0 million in 2016 and 2015.

[97]

20.	Federal Reserve Requirements

During 2013, the Federal Reserve modified its structure for institutions to calculate their reserve requirements with the Reserve Bank. Under these new calculations, the Bank was not required to maintain certain cash reserve levels as its vault cash exceeded the levels for reserve.

21.	Restrictions on Dividend Payments

First United Corporation is subject to an informal agreement with the Federal Reserve Bank of Richmond (the “Reserve Bank”), which requires it to seek the prior approval of the Reserve Bank before making any dividend payment or other distribution on its capital securities or other securities that qualify as Tier 1 capital. The Board of Directors elected to pay no dividend to common shareholders during 2016.

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

We do not issue any guarantees that would require liability recognition or disclosure other than the standby letters of credit issued by the Bank.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party to support contractual obligations and to ensure job performance.  Generally, the Bank’s letters of credit are issued with expiration dates within one year.  Historically, most letters of credit expire unfunded, and therefore, cash requirements are substantially less than the total commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting letters of credit.  Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required by the letters of credit.  Management does not believe that the amount of the liability associated with guarantees under standby letters of credit outstanding at December 31, 2016 and December 31, 2015 is material.

[98]

The following table is a summary of commitments as of December 31, 2016 and 2015:

(In thousands)	2016	2015
Loan commitments	$120,786	$129,076
Commercial letters of credit	1,562	1,587
Total	$122,348	$130,663

24.	Fair Value of Financial Instruments

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

Management believes that the Corporation’s valuation techniques are appropriate and consistent with the techniques used by other market participants. However, the use of different methodologies and assumptions could result in a different estimate of fair values at the reporting date. The following valuation techniques were used to measure the fair value of assets in the table below which are measured on a recurring and non-recurring basis as of December 31, 2016.

Investments – The investment portfolio is classified and accounted for based on the guidance of ASC Topic 320, Investments – Debt and Equity Securities.

The fair value of investments available-for-sale is determined using a market approach. As of December 31, 2016, the U.S. Government agencies and treasuries, residential and commercial mortgage-backed securities, private label residential mortgage-backed securities, and municipal bonds segments are classified as Level 2 within the valuation hierarchy. Their fair values were determined based upon market-corroborated inputs and valuation matrices, which were obtained through third party data service providers or securities brokers through which we have historically transacted both purchases and sales of investment securities.

[99]

The CDO segment, which consists of pooled trust preferred securities issued by banks, thrifts and insurance companies, is classified as Level 3 within the valuation hierarchy. At December 31, 2016, the Corporation owned 12 pooled trust preferred securities with an amortized cost of $27.9 million and a fair value of $20.3 million. The market for these securities at December 31, 2016 is not active and markets for similar securities are also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which these securities trade and then by a significant decrease in the volume of trades relative to historical levels. The new issue market is also inactive, as few CDOs have been issued since 2007. There are currently very few market participants who are willing to effect transactions in these securities. The market values for these securities or any securities other than those issued or guaranteed by the Treasury are depressed relative to historical levels. Therefore, in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general rather than being an indicator of credit problems with a particular issue. Given the conditions in the current debt markets and the absence of observable transactions in the secondary and new issue markets, management has determined that (i) the few observable transactions and market quotations that are available are not reliable for the purpose of obtaining fair value at December 31, 2016, (ii) an income valuation approach technique (i.e. present value) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than a market approach, and (iii) the CDO segment is appropriately classified within Level 3 of the valuation hierarchy because management determined that significant adjustments were required to determine fair value at the measurement date.

Management believes that the valuation of certain securities is a critical accounting policy that requires significant estimates in preparation of its consolidated financial statements. Management utilizes an independent third party to prepare both the impairment valuations and fair value determinations for its collateralized debt obligation (“CDO“) portfolio consisting of pooled trust preferred securities. Management performs due diligence on the third party processes and believes that it has an adequate understanding of the analysis, assumptions and methodology used by the third party to prepare the fair value determination and the OTTI evaluation. Management reviews the qualifications of the third party and believes they are qualified to provide the analysis and pricing determinations. Quarterly, management reviews the third party’s detailed assumptions and analyzes its projected discounted present value results for reasonableness and consistency with the trend of prior projections. Annually, management performs stress tests of the assumptions used in the third party models and performs back tests of the assumptions and prepayment projections to validate the impairment model results. As a result of its due diligence process, management believes that the fair value presented and the OTTI recognized are appropriate. A total of $3.2 million in impairment losses were realized during the time period 2009 through 2011 on the CDO portfolio remaining at December 31, 2016.  Due to the prior credit impairment, the securities in this portfolio have continued to be evaluated to determine whether any additional OTTI has occurred. Based on management’s review of the third party evaluations, management believes that there were no material differences in the valuations between December 31, 2016 and December 31, 2015.

The approach used by the third party to determine fair value involved several steps, which included detailed credit and structural evaluation of each piece of collateral in each bond, projection of default, recovery and prepayment/amortization probabilities for each piece of collateral in the bond, and discounted cash flow modeling. The discount rate methodology used by the third party combines a baseline current market yield for comparable corporate and structured credit products with adjustments based on evaluations of the differences found in structure and risks associated with actual and projected credit performance of each CDO being valued.  Currently, the only active and liquid trading market that exists is for stand-alone trust preferred securities, with a limited market for highly-rated CDO securities that are more senior in the capital structure than the securities in the CDO portfolio.  Therefore, adjustments to the baseline discount rate are also made to reflect the additional leverage found in structured instruments.

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

[100]

Other real estate owned – Fair value of other real estate owned was based on independent third-party appraisals of the properties. These values were determined based on the sales prices of similar properties in the approximate geographic area. These assets are included as Level 3 fair values based upon the lowest level of input that is significant to the fair value measurements.

For Level 3 assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016 and 2015, the significant unobservable inputs used in the fair value measurements were as follows:

(in thousands)	Fair Value at December 31, 2016	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$20,254	Discounted Cash Flow	Discount Rate	Range of Libor+ 4.5% to 5.5%

Non-recurring:

Impaired Loans	$14,537	Market Comparable Properties	Marketability Discount	4.6% to 31.0% (1) (weighted avg 6.5%)

OREO	$1,201	Market Comparable Properties	Marketability Discount	15%

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Recurring:

Investment Securities – available for sale - CDO	$22,211	Discounted Cash Flow	Discount Rate	Range of Libor+ 4.5% to 5.5%

Cash Flow Hedge	$(66)	Discounted Cash Flow	Reuters Third Party Market Quote	99.9% (weighted avg 99.9%)

Non-recurring:

Impaired Loans	$6,247	Market Comparable Properties	Marketability Discount	3% to 15% (1) (weighted avg 11.3%)

OREO	$4,133	Market Comparable Properties	Marketability Discount	10% to 15% (1) (weighted avg 12.5%)

(1)	Range would include discounts taken since appraisal and estimated values

[101]

For assets measured at fair value on a recurring and non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2016 and 2015 are as follows:

		Fair Value Measurements at
		December 31, 2016 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2016	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$24,253		$24,253
Commercial mortgage-backed agencies	$52,222		$52,222
Collateralized mortgage obligations	$19,567		$19,567
Obligations of states and political subdivisions	$23,704		$23,704
Collateralized debt obligations	$20,254			$20,254
Financial Derivative	$700		$700
Non-recurring:
Impaired loans	$14,537			$14,537
Other real estate owned	$1,201			$1,201

		Fair Value Measurements at
		December 31, 2015 Using
		(In Thousands)
	Assets Measured at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2015	(Level 1)	(Level 2)	(Level 3)
Recurring:
Investment securities available-for-sale:
U.S. government agencies	$33,964		$33,964
Residential mortgage-backed agencies	$14,170		$14,170
Commercial mortgage-backed agencies	$43,636		$43,636
Collateralized mortgage obligations	$9,610		$9,610
Obligations of states and political subdivisions	$46,641		$46,641
Collateralized debt obligations	$22,211			$22,211
Financial Derivative	$(66)			$(66)
Non-recurring:
Impaired loans	$6,247			$6,247
Other real estate owned	$4,133			$4,133

There were no transfers of assets between any of the levels of the fair value hierarchy for the years ended December 31, 2016 or December 31, 2015.

[102]

The following tables show a reconciliation of the beginning and ending balances for fair valued assets measured using Level 3 significant unobservable inputs for the years ended December 31, 2016 and 2015:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	(In Thousands)
	Investment Securities Available for Sale	Cash Flow Hedge
Beginning balance January 1, 2016	$22,211	$(66)
Total gains/(losses) realized/unrealized:
Included in earnings	0	0
Included in other comprehensive loss	(1,957)	66
Ending balance December 31, 2016	$20,254	$0

The amount of total gains or losses for the period included in earnings attributable to the change in realized/unrealized gains or losses related to assets still held at the reporting date	$0	$0

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

[103]

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

[104]

The following table presents fair value information about financial instruments, whether or not recognized in the statement of financial condition, for which it is practicable to estimate that value. The actual carrying amounts and estimated fair values of the Corporation’s financial instruments that are included in the statement of financial condition are as follows:

	December 31, 2016		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$60,707	$60,707	$60,707
Interest bearing deposits in banks	2,603	2,603	2,603
Investment securities - AFS	140,000	140,000		$119,746	$20,254
Investment securities - HTM	97,169	97,981		89,031	8,950
Restricted Bank stock	5,209	5,209		5,209
Loans, net	882,008	886,712			886,712
Financial derivative	700	700		700
Accrued interest receivable	3,862	3,862		3,862

Financial Liabilities:
Deposits – non-maturity	773,120	773,120		773,120
Deposits – time deposits	241,110	245,762		245,762
Short-term borrowed funds	36,000	36,000		36,000
Long-term borrowed funds	131,737	133,397		133,397
Accrued interest payable	380	380		380
Off balance sheet financial instruments	0	0	0

[105]

	December 31, 2015		Fair Value Measurements
	Carrying		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$50,188	$50,188	$50,188
Interest bearing deposits in banks	1,953	1,953	1,953
Investment securities - AFS	170,232	170,232		$148,021	$22,211
Investment securities - HTM	105,560	106,742		103,779	2,963
Restricted Bank stock	5,904	5,904		5,904
Loans, net	867,101	872,991			872,991
Accrued interest receivable	4,218	4,218		4,218

Financial Liabilities:
Deposits – non-maturity	744,219	744,219		744,219
Deposits – time deposits	254,575	258,267		258,267
Short-term borrowed funds	35,828	35,828		35,828
Long-term borrowed funds	147,537	151,562		151,562
Accrued interest payable	478	478		478
Financial derivative	66	66			66
Off balance sheet financial instruments	0	0	0

25.	Derivative Financial Instruments

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

The fair value of the interest rate swap contracts was $.7 million at December 31, 2016 and was reported in Other Assets on the Consolidated Statement of Financial Condition. The fair value at December 31, 2015 was ($66) thousand and was reported in Other Liabilities on the Consolidated Statement of Financial Condition.

For the year ended December 31, 2016, the Corporation recorded an increase in the value of the derivatives of $766 thousand and the related deferred tax of $305 thousand in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. ASC Subtopic 815-30 requires this amount to be reclassified to earnings if the hedge becomes ineffective or is terminated. There was no hedge ineffectiveness recorded for the twelve months ending December 31, 2016. The Corporation does not expect any losses relating to these hedges to be reclassified into earnings within the next 12 months.

[106]

Interest rate swap agreements are entered into with counterparties that meet established credit standards and the Corporation believes that the credit risk inherent in these contracts is not significant as of December 31, 2016.

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements for the years ended December 31, 2016 and December 31, 2015.

Derivative in Cash Flow Hedging Relationships
(In thousands)	Amount of gain (loss) recognized in OCI on derivative (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion) (1)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing) (2)
Interest rate contracts:

December 31, 2016	$461	$0	$0
December 31, 2015	$80	$0	$0

Notes:

(1)	Reported as interest expense
(2)	Reported as other income

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

[107]

The following table presents the liabilities subject to an enforceable master netting arrangement or repurchase agreements as of December 31, 2016 and December 31, 2015.

				Gross Amounts Not Offset in the Statement of Condition
(In thousands)	Gross Amounts of Recognized (Assets)/Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of (Assets)/Liabilities Presented in the Statement of Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2016
Interest Rate Swap Agreements	$(700)	$0	$(700)	$700	$0	$0

Repurchase Agreements	$36,000	$0	$36,000	$(36,000)	$0	$0
December 31, 2015
Interest Rate Swap Agreements	$66	$0	$66	$(66)	$0	$0

Repurchase Agreements	$35,828	$0	$35,828	$(35,828)	$0	$0

27.	Parent Company Only Financial Information

Condensed Statement of Financial Condition

	December 31,
(In thousands)	2016	2015
Assets
Cash	$541	$11,102
Investment securities	12,401	14,522
Investment in bank subsidiary	137,831	132,809
Investment in non-bank subsidiaries	1,255	1,255
Other assets	7,618	5,403
Total Assets	$159,646	$165,091

Liabilities and Shareholders' Equity
Accrued interest and other liabilities	$4,218	$2,590
Junior subordinated debt	41,730	41,730
Shareholders' equity	113,698	120,771
Total Liabilities and Shareholders' Equity	$159,646	$165,091

[108]

Condensed Statement of Income

	Year Ended
	December 31,
(In thousands)	2016	2015
Income:
Dividend income from bank subsidiary	$1,000	$33,658
Interest income on investments	573	0
Gain on Investments	0	3,521
Other income	128	69
Total other income	701	3,590
Total Income	1,701	37,248

Expenses:
Interest expense	2,429	2,192
Other expenses	207	365
Total Expenses	2,636	2,557

(Loss)/Income before income taxes and equity in undistributed
net (loss)/income of subsidiaries	(935)	34,691
Applicable income tax benefit/(expense)	693	(975)
Net (loss)/income before equity in undistributed net income/(loss) of subsidiaries	(242)	33,716

Equity in undistributed net income/(loss) of subsidiaries:
Bank	7,523	(20,725)
Net Income	$7,281	$12,991

Condensed Statement of Comprehensive Income

	Year Ended
	December 31,
Components of Comprehensive Income (in thousands)	2016	2015
Net Income	$7,281	$12,991

Unrealized losses on AFS Securities, net of tax	(478)	(2,115)
Unrealized gains on cash flow hedges, net of tax	461	80

Other comprehensive loss, net of tax	(17)	(2,035)

Comprehensive income	$7,264	$10,956

[109]

Condensed Statement of Cash Flows

	Year Ended
	December 31,
(In thousands)	2016	2015
Operating Activities
Net Income	$7,281	$12,991
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,523)	6,203
(Increase)/Decrease in other assets	(575)	470
Increase/(decrease) in accrued interest payable and other liabilities	2,089	(2,089)
Stock Compensation	192	191
Net cash provided by operating activities	1,464	17,766

Investing Activities
Net investment in subsidiaries	0	0
Net cash provided by investing activities	0	0

Financing Activities
Dividends – common stock	0	0
Repayment of Long-term debt	0	(5,000)
Preferred Stock Redemption	(10,000)	0
Dividends - preferred stock paid	(2,025)	(2,700)
Net cash used in financing activities	(12,025)	(7,700)
(Decrease)/increase in cash and cash equivalents	(10,561)	10,066
Cash and cash equivalents at beginning of year	11,102	1,036
Cash and cash equivalents at end of year	$541	$11,102

Accumulated Other Comprehensive Loss

Components of Comprehensive Loss (in thousands)	Before Tax Amount	Tax (Expense) Benefit	Net
For the period ended December 31, 2016
Available for Sale Securities:
Unrealized holding losses	$(795)	$317	$(478)
Cash flow hedges:
Unrealized holding gains	$766	$(305)	$461

Other comprehensive loss	$(29)	$12	$(17)

For the period ended December 31, 2015
Available for Sale Securities:
Unrealized holding losses	(3,521)	1,406	(2,115)
Cash flow hedges:
Unrealized holding gains	$133	$(53)	$80

Other comprehensive loss	$(3,388)	$1,353	$(2,035)

[110]

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2016 was carried out under the supervision and with the participation of the Corporation’s management, including the PEO and the PAO. Based on that evaluation, the Corporation’s management, including the PEO and the PAO, has concluded that the Corporation’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

As discussed in the Corporation’s Current Report on Form 8-K filed with the SEC on December 19, 2016, the Corporation’s Board of Directors concluded on that date, after consulting with management and the Corporation’s independent registered public accounting firm, that the Corporation’s consolidated financial statements for the year ended December 31, 2015 that were included in the Company’s Annual Report on Form 10-K for the year then ended should no longer be relied upon because of an error therein relating to the Corporation’s accounting for the transfer of eight pooled trust preferred securities in the fourth quarter of 2015 from the Bank to the Corporation.  During the fourth quarter of 2016, the Corporation updated its system of internal control over financial reporting to ensure, to the extent reasonably possible, that such error will not occur in the future.  In particular, the Corporation’s system of internal control over financial reporting now requires an additional level of review over all consolidating entries between the Corporation and the Bank. Otherwise, there was no change in the Corporation’s internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Corporation’s internal control over financial reporting as of December 31, 2016. Management’s report on the Corporation’s internal control over financial reporting is included on the following page. The Corporation is a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

[111]

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

An error relating to the Corporation’s accounting for the transfer of eight pooled trust preferred securities in the fourth quarter of 2015 from the Bank to the Corporation led to the restatement of the Company’s 2015 Annual Report on Form 10-K. During the fourth quarter of 2016, the Corporation updated its system of internal control over financial reporting to ensure, to the extent reasonably possible, that such error will not occur in the future.  In particular, the Corporation’s system of internal control over financial reporting now requires an additional level of review over all consolidating entries between the Corporation and the Bank. Otherwise, there was no change in the Corporation’s internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management assessed the effectiveness of First United Corporation’s internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2016, First United Corporation’s internal control over financial reporting is effective.

Dated: March 8, 2017

/s/ Carissa L. Rodeheaver	/s/ Tonya K. Sturm
Carissa L. Rodeheaver, CPA, CFP	Tonya K. Sturm
Chairman of the Board, President	Senior Vice President and
And Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

[112]

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Corporation has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions, a Code of Ethics applicable to all employees, and a Code of Ethics applicable to members of the Board of Directors. Copies of these Codes of Ethics are available free of charge upon request to Mr. Jason B. Rush, Senior Vice President and Chief Operating Officer, First United Corporation, c/o First United Bank & Trust, 19 S. Second Street, Oakland, MD 21550-0009. Copies are also available on the Corporation’s website at www.mybank.com in the “Governance Documents” tab under “Investor Relations”.

All other information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A:

•	Election of Directors (Proposal 1);
•	Continuing Directors;
•	Qualifications of Director Nominees and Current Directors;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership and Reporting Compliance; and
•	Corporate Governance Matters (under Audit Committee).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections of the Corporation’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Director Compensation” and “Remuneration of Executive Officers.

[113]

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At the 2007 Annual Meeting of Shareholders, the Corporation’s shareholders approved the First United Corporation Omnibus Equity Compensation Plan (the “Omnibus Plan”), which authorizes the grant of stock options, stock appreciation rights, stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. The following table contains information about the Omnibus Plan as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in
			column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	60,168	(1)
Equity compensation plans not approved by security holders	0	N/A	N/A

Total	0	N/A	60,168

Note:

(1)	In addition to stock options and stock appreciation rights, the Omnibus Plan permits the grant of stock awards, stock units, performance units, dividend equivalents, and other stock-based awards. Subject to the anti-dilution provisions of the Omnibus Plan, the maximum number of shares for which awards may be granted to any one participant in any calendar year is 20,000, without regard to whether an award is paid in cash or shares.

All other information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Beneficial Ownership of Common Stock by Principal Shareholders and Management”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the following sections of the Corporation’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under “Director Independence”).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section of the Corporation’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A entitled “Audit Fees and Services”.

[114]

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

FIRST UNITED CORPORATION

Dated: March 8, 2017	By:	/s/ Carissa L. Rodeheaver
Carissa L. Rodeheaver, CPA, CFP
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

[115]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John F. Barr	/s/ Brian R. Boal
John F. Barr – Director	Brian R. Boal - Director
March 8, 2017	March 8, 2017

/s/ M. Kathryn Burkey	/s/ Robert W. Kurtz
M. Kathryn Burkey - Director	Robert W. Kurtz - Director
March 8, 2017	March 8, 2017

/s/ John W. McCullough	/s/ Elaine L. McDonald
John W. McCullough – Director	Elaine L. McDonald – Director
March 8, 2017	March 8, 2017

/s/ Carissa L. Rodeheaver	/s/ Gary R. Ruddell
Carissa L. Rodeheaver – Director, President	Gary R. Ruddell - Director
and Chief Executive Officer	March 8, 2017
(Principal Executive Officer)
March 8, 2017

/s/ I. Robert Rudy	/s/ Marisa A. Shockley
I. Robert Rudy - Director	Marisa A. Shockley - Director
March 8, 2017	March 8, 2017

/s/ Robert G. Stuck	/s/ H. Andrew Walls, III
Robert G. Stuck – Director	H. Andrew Walls, III - Director
March 8, 2017	March 8, 2017

/s/ Tonya K. Sturm
Tonya K. Sturm – Senior Vice President and
Chief Financial Officer
(Principal Accounting Officer)
March 8, 2017

[116]

EXHIBIT INDEX

Exhibit	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 1998)

3.2(i)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(i) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(ii)	First Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(ii) to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007)

3.2(iii)	Second Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to First United Corporation’s Current Report on Form 8-K filed on February 9, 2009)

4.1	Letter Agreement, including the related Securities Purchase Agreement – Standard Terms, dated January 30, 2009 by and between First United Corporation and the U.S. Department of Treasury (incorporated by reference to Exhibit 10.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.2	Certificate of Notice, including the Certificate of Designations incorporated therein, relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.3	Sample Stock Certificate for Series A Preferred Stock for the Series A Preferred Stock (incorporated by reference Exhibit 4.3 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.4	Common Stock Purchase Warrant dated January 30, 2009 issued to the U.S. Department of Treasury (incorporated by reference to Exhibit 4.2 to First United Corporation’s Form 8-K filed on February 2, 2009)

4.5	Amended and Restated Declaration of Trust, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.1 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.6	Indenture, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.2 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.7	Preferred Securities Guarantee Agreement, dated as of December 30, 2009 (incorporated by reference to Exhibit 4.3 to First United Corporation’s Current Report on Form 8-K filed on December 30, 2009)

4.8	Form of Preferred Security Certificate of First United Statutory Trust III (included as Exhibit C to Exhibit 4.5)

4.9	Form of Common Security Certificate of First United Statutory Trust III (included as Exhibit B to Exhibit 4.5)

4.10	Form of Junior Subordinated Debenture of First United Corporation (included as Exhibit A to Exhibit 4.6)

10.1	First United Bank & Trust Amended and Restated Supplemental Executive Retirement Plan (“SERP”) (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.2	Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and William B. Grant (incorporated by reference to Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.3	Form of Second Amended and Restated Participation Agreement, dated as of August 12, 2011, under the SERP between First United Bank & Trust and executive officers other than William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011)

10.4	Form of Endorsement Split Dollar Agreement between the Bank and each of William B. Grant, Robert W. Kurtz, Jeannette R. Fitzwater, Phillip D. Frantz, Eugene D. Helbig, Jr., Steven M. Lantz, Robin M. Murray, Carissa L. Rodeheaver, and Frederick A. Thayer, IV (incorporated by reference to Exhibit 10.3 to First United Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2003)

10.5	Amended and Restated First United Corporation Executive and Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on November 24, 2008)

10.6	SERP Alternative Participation Agreement under the First United Corporation Executive and Director Deferred Compensation Plan, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

[117]

10.7	Amended and Restated First United Corporation Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.8	Change in Control Severance Plan Agreement, dated as of February 14, 2007, with William B. Grant (incorporated by reference to Exhibit 10.2 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.9	First Amendment to Change in Control Severance Plan Agreement, dated as of December 28, 2012, with William B. Grant (incorporated by reference to Exhibit 10.8 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.10	Second Amendment to Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 5, 2015, between First United Corporation and William B. Grant (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.11	Form of Agreement Under the First United Corporation Change in Control Severance Plan, dated as of February 14, 2007, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on February 21, 2007)

10.12	Form of First Amendment to Agreement Under the First United Corporation Change in Control Severance Plan, dated as of December 28, 2012, with executive officers other than William B. Grant (incorporated by reference to Exhibit 10.10 to First United Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.13	Form of Agreement Under the First United Corporation Change in Control Severance Plan, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.14	First United Corporation Omnibus Equity Compensation Plan (incorporated by reference to Appendix B to First United Corporation’s 2007 definitive proxy statement filed on March 23, 2007)

10.15	First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.16	Form of Restricted Stock Agreement under the First United Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.17	Restricted Stock Agreement, dated as of January 9, 2015, between First United Corporation and Keith R. Sanders (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on January 9, 2015)

10.18	First United Corporation Executive Pay for Performance Plan (incorporated by reference to Exhibit 10.4 to First United Corporation’s Current Report on Form 8-K filed on June 23, 2008)

10.19	Form of Standby Purchase Agreement (incorporated by reference to Exhibit 10.1 to First United Corporation’s Registration Statement on Form S-1, File No. 333-214477, filed on November 7, 2016)

21	Subsidiaries (filed herewith)

23.1	Consent of Baker Tilly Virchow Krause, LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certifications of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

[118]